Form 10QSB
period 1998-03-31
CASINOVATIONS INC
filed 1998-05-20
CIK 1004673

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:         March 31, 1998
                                    -----------------------------

                               OR

[ ]  TRANSITION  REPORT  PURSUANT  SECTION  13  OR 15(D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:              to
                                     -----------      -----------

Commission file number:                 333-31373
                       ------------------------------------------

                   CASINOVATIONS INCORPORATED
-----------------------------------------------------------------
             (Exact name of small business issuer as
                    specified in its charter)

        Washington                            91-1696010
---------------------------------    ----------------------------
  (State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)          Identification No.)

3909 South Maryland Parkway, Suite 311, Las Vegas, Nevada  89119
-----------------------------------------------------------------
            (Address of principal executive offices)

                         (702) 733-7195
-----------------------------------------------------------------
                  (Issuer's telephone number)


-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES [ ]   NO [X]

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required  to be filed by Section 12, 13 or 15(d) of the  Exchange
Act  after  the distribution of securities under a plan confirmed by court.
     YES [ ]   NO [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

6,255,942 shares of Common Stock, $.001 par value, as of May 11, 1998
---------------------------------------------------------------------
     Transitional Small Business Disclosure Format (check one);

     YES [ ]   NO [X]

                           FORM 10-QSB

                        TABLE OF CONTENTS


                                                            PAGE
                                                           NUMBER
                                                           ------
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements                           3
               Balance Sheet                                  3
               Statement  of Operations                       4
               Statement  of Cash Flows                       5
               Notes to Financial Statements                  6

     Item  2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations  7

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                              8

     Item 2.   Changes in Securities                          8

     Item 3.   Defaults Upon Senior Securities                8

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                        8

     Item 5.   Other Information                              8

     Item 6.   Exhibits and Reports on Form 8-K               8

SIGNATURE                                                     9

EXHIBIT INDEX                                                10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                          Balance Sheet
                         March 31, 1998

                                                     March 31, 1998
                                                       (Unaudited)
                                                ------------------------
                             ASSETS
Current assets:
 Cash                                                  $         1,703
 Accounts receivable, trade                                         75
 Accounts receivable - employees                                43,485
 Inventories                                                   229,249
 Prepared expenses                                              36,625
                                                ------------------------
   Total current assets                                        311,137

Property and equipment, at cost, net of
 accumulated depreciation of $37,505                           280,830

Intangible assets, at cost, net of
 accumulated amortization of $22,687                           156,943
Deposits                                                        48,431
                                                ------------------------
                                                       $       797,341
                                                ========================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Note payable - bank                                   $       197,500
 Notes payable - other                                         425,000
 Current portion of leases payable                             149,616
 Accounts payable                                              396,068
 Accrued wages                                                  23,313
 Accrued interest                                               44,418
 Customer deposits                                              17,309
 Shareholder loans                                             703,772
                                                ========================
   Total current liabilities                                 1,956,996

Leases payable - non-current                                   261,084

Stockholders' equity:
 Common stock, $.001 par value,
  20,000,000 shares authorized,
  6,255,942 shares issued and outstanding                        6,180
 Additional paid-in capital                                  3,970,070
 Unpaid subscriptions to common stock                          (33,500)
 Deficit accumulated during development stage               (5,363,489)
                                                ------------------------
                                                            (1,420,739)
                                                ------------------------
                                                       $       797,341
                                                ========================


    See accompanying notes to unaudited financial statements.


                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                     Statement of Operations
           Three Months Ended March 31, 1998 and 1997

                                                          Three Months Ended
                                                -------------------------------------
                                                     March 31,         March 31,
                                                        1998              1997
                                                -----------------  ------------------
Sales                                           $         345      $        632
Interest income                                             3             6,174
Other income                                                -                 -
                                                -----------------  ------------------
                                                          348             6,806
Other costs and expenses:
 General and administrative                           355,787           321,027
 General and administrative - related parties               -                 -
 Research and development                             102,333            46,606
                                                -----------------  ------------------
                                                      458,120           367,633
                                                -----------------  ------------------

(Loss) from operations                               (457,772)         (360,827)
 Interest expense                                      37,528             2,812
 Interest expense - related parties                    24,880            19,179
                                                -----------------  ------------------
                                                       62,408            21,991

(Loss) before income taxes                           (520,180)         (382,818)
Provision for income taxes                                  -                 -
                                                -----------------  ------------------
Net income (loss)                               $    (520,180)     $   (382,818)
                                                =================  ==================
Earnings (loss) per common share:
 Basic and diluted                              $       (0.08)     $      (0.07)
                                                =================  ==================
Number of common shares outstanding                 6,179,638         5,305,218
                                                =================  ==================


    See accompanying notes to unaudited financial statements.


                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                     Statement of Cash Flows
           Three Months Ended March 31, 1998 and 1997



                                                                  Three Months Ended
                                                          ----------------------------------
                                                           March 31, 1998    March 31, 1997
                                                          ----------------  ----------------
Net (loss)                                                 $    (520,180)    $    (382,818)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                                   16,965             4,396
  Stock and options issued for services                           33,000            82,122
  Compensation value of cash stock sales                               -                 -
  Stock and options issued for additional interest                     -                 -
  Equipment exchanged for services                                     -                 -
  Amortization of deferred interest                                    -                 -

Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                    (25,400)          (31,539)
  (Increase) decrease in inventory                              (46,956)                 -
  (Increase) decrease in prepaid expenses                          3,375           (12,441)
  (Increase) decrease in other assets                              (712)             5,338
  Increase (decrease) in accounts payable                       (46,243)           (81,963)
  Increase (decrease) in accrued expenses                          3,854           (38,443)
                                                          ----------------  ----------------
   Total adjustments                                             (62,117)          (72,530)
                                                          ----------------  ----------------
Net cash (used in) operating activities                         (582,297)         (455,348)
                                                          ----------------  ----------------
Cash flows from investing activities:
 Acquisition of plant and equipment                               (8,376)           (5,409)
 Increase in patents and trademarks                               (3,368)          (12,230)
                                                          ----------------  ----------------
Net cash (used in) investing activities                          (11,744)          (17,639)
                                                          ----------------  ----------------
Cash flows from financing activities:
 Common stock sold for cash                                            -           355,001
 Capital contributions by partners                                     -                 -
 Proceeds from long-term debt                                    250,000                 -
 Proceeds of shareholder loans                                   290,000                 -
 Repayment of shareholder loans                                  (27,245)          (60,722)
 Repayment of leases payable                                     (36,400)                -
 Proceeds from notes payable                                           -                 -
                                                          ----------------  ----------------
Net cash provided by financing activities                        476,355           294,279
                                                          ----------------  ----------------
Increase (decrease) in cash                                     (117,686)         (178,708)
Cash and cash equivalents,
 beginning of period                                             119,389           552,878
Cash and cash equivalents,                                ----------------  ----------------
 end of period                                             $       1,703     $     374,170
                                                          ================  ================

    See accompanying notes to unaudited financial statements.

                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                  Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION.

      The consolidated balance sheet as of March 31, 1998 and the related consolidated statements of income for the three month periods ended March 31, 1998 and 1997 and consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation 10-QSB of the Securities and Exchange Commission (the "Commission").
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

      The results of operations for an interim period are not necessarily indicative of the results for the full year. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 contained in the Company's Registration Statement on Form SB-2/A as last filed with the Commission on April 13, 1998 (Commission File No. 333-31373).

      Certain of the shares issued to a consultant during 1997 were for future services to be provided to the Company. The amounts attributable to unearned services have been accounted for as unpaid subscriptions to common stock in the accompanying balance sheet. The Company has amortized $33,000 of the unearned services to general and administrative expenses during the three months ended March 31, 1998.

      During January 1998, the Company received proceeds from convertible debentures aggregating $400,000. The debentures bear interest at 6% per annum and are due on or before January 31, 1999. The principal amount of the debentures is convertible at the holder's option into shares of the Company's common stock at a conversion price of $2.98 per share. Of the gross proceeds received from the convertible debentures, $150,000 was received from the Company's principal stockholder and has been included in shareholder loans in the accompanying balance sheet. Additionally, the principal stockholder made working capital advances to the Company during the quarter ended March 31, 1998 aggregating $140,000. The advances bear interest at 9.5% per annum.

NOTE 2 - STATEMENT REGARDING COMPUTATION OF LOSS PER SHARE.

      Fully  diluted loss per share excludes any dilutive effects
of options, warrants and convertible securities.   Basic loss per
share is not presented because the effect would be anti-dilutive.

ITEM 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN   OF
           OPERATION.

        STATEMENT ON FORWARD-LOOKING INFORMATION. Certain information included herein contains statements that may be considered forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to plans for future operations, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to adequate sources of cash, manufacturing and supply issues, marketing of and acceptance of the Company's products, dependence on existing management, gaming regulations (including actions affecting licensing), leverage and debt service (including sensitivity to fluctuations in interest rates), issues related to the Year 2000, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

      PLAN OF OPERATIONS. The Company has completed its research and development stage of the Random Ejection Shuffler (the "Shuffler") and has the first production units finished. Demand for the Company's products will be dependent on general economic conditions, economic conditions in the gaming industry and acceptance of new products in the market place.

      The Company is developing business plans, operations and sales that will permit the Company to be self-supportive within the first 3 to 4 months from the beginning of sales. Should the Company be able to complete the successful offering of 1,500,000 shares of Common Stock presently pending pursuant to that certain Registration Statement on Form SB-2/A (Commission File No. 333-31373) (the "Offering"), the Shuffler and the Fantasy 21 table game will be brought to market and the SecureDrop coin box system development will be completed and brought to market as well. The ability of the Company to obtain any necessary gaming licenses, authorizations and approvals in certain key jurisdictions, such as Nevada and New Jersey, will materially impact the Company's ability to market the Shuffler. Additional new products are in conceptual design stages and, with adequate funding, are expected to be brought to market within the next 12 months.

      The Company expects that the net proceeds from the Offering and the cash flow from operations will be sufficient to allow the Company to meet the expected growth in demand for its products.

      For the three months ended March 31, 1998, the Company did not make any significant acquisitions of plant and equipment. Inventory for parts to assemble product increased $46,956. There are no expectations for the purchase of significant equipment or plant. Management of the manufacturing process for the Shuffler has been brought in-house. The Company's Manager of Engineering is directly supervising the assembling of the first thirty units and will determine the best combination of subcontract and in-house production.

      For the three months ended March 31, 1998, the Company received proceeds aggregating $400,000 from convertible debentures. Of the gross proceeds received from the convertible debentures, proceeds of $150,000 were received from the Company's principal stockholder and have been included in shareholders loans. Loans from shareholder have increased a total of $290,000.

     For the three months ended March 31, 1998, the Company has a
net   loss  of  $520,180.   The  Company  had  depreciation   and
amortization  of $16,965.  Accounts receivable increased  $25,400 and accounts payable decreased $46,243.

      For the three months ended March 31, 1998, the Company had general and administrative expenses of $355,787. These expenses consisted of salaries and related costs of $107,273, consulting services of $87,502, cost of gaming industry shows of $9,363, travel and entertainment costs of $61,663, printing and office expense, including rent of $34,110, and legal expenses of $14,585.

      RISK FACTORS THAT MAY AFFECT FUTURE RESULTS. The Company operates in the highly competitive gaming industry that involves a number of risks, some of which are beyond the Company's control. For a complete discussion of these risks, see the section entitled, "Risk Factors," included in the Company's Registration Statement on Form SB-2, as last filed with the Commission on April 13, 1998 and as declared effective by the Commission on April 15, 1998 (Commission File No. 333-31373).

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

      On April 24, 1998, a complaint was filed in District Court, Clark County, Nevada on behalf of the Company against Western Electronics, Inc. ("Western") and its Chief Executive Officer, John Wasden. The Complaint alleges causes of action for breach of contract, declaratory relief, unjust enrichment, interference with contractual relations, conversion and fraud--intentional misrepresentation, all stemming from purchase orders between the Company and Western for the Shuffler. The Complaint was served upon Western on April 27, 1998, and service upon Mr. Wasden is pending. Through this litigation, the Company seeks to recover component parts purchased for the assembly of the Shuffler or in the alternative to recover the monies expended for their purchase as well as other money damages. An action against Western for claim and delivery of component parts for Fantasy 21 is also pending before the court in Boise, Idaho.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS.
             ---------

         EXHIBIT NUMBER   DESCRIPTION
         --------------   -----------
              27.01       Financial Data Schedule


         (b) REPORT ON FORM 8-K.
             -------------------
         None.

                            SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CASINOVATIONS INCORPORATED
                               -------------------------------------
                                             (Registrant)


Date:   May 19, 1998     By:   /s/ Jay L. King
                               -------------------------------------
                               Jay L. King
                         Its:  Chief Financial Officer and Secretary

                          EXHIBIT INDEX

EXHIBIT NUMBER              DESCRIPTION             PAGE NUMBER
--------------              -----------             -----------
     27.01            Financial Data Schedule            10