Form 10QSB
period 1998-06-30
CASINOVATIONS INC
filed 1998-08-14
CIK 1004673

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:         June 30, 1998
                                     ----------------------------
                               OR

[ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:              to
                                     ------------    ------------
Commission file number:
                       ------------------------------------------

                   CASINOVATIONS INCORPORATED
-----------------------------------------------------------------
             (Exact name of small business issuer as
                    specified in its charter)

        Washington                               91-1696010
----------------------------              -----------------------
(State or other jurisdiction                  (I.R.S. Employer
    of incorporation or                      Identification No.)
       organization)

 5240 S. Eastern Avenue, First Floor, Las Vegas, Nevada  89119
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

     YES       NO   X
         -----    -----

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by court.

     YES       NO
         -----    -----

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

6,355,942 shares of Common Stock, $.001 par value, as of June 30,
                              1998
-----------------------------------------------------------------
     Transitional Small Business Disclosure Format (check one);

     YES       NO   X
         -----    -----

                           FORM 10-QSB

                        TABLE OF CONTENTS

                                                                 PAGE
                                                                NUMBER

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements                                    3
           Balance Sheet                                           3
           Statement of Operations                                 4
           Statement of Cash Flows                                 5
           Notes to Financial Statements                           6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           8

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                       10

  Item 2.  Changes in Securities                                   10

  Item 3.  Defaults Upon Senior Securities                         10

  Item 4.  Submission of Matters to a Vote of Security Holders     10

  Item 5.  Other Information                                       10

  Item 6.  Exhibits and Reports on Form 8-K                        11

SIGNATURE                                                          12

EXHIBIT INDEX                                                      13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                          Balance Sheet
                          June 30, 1998

ASSETS                                                June 30, 1998
                                                     ---------------
Current assets:
  Cash                                               $       28,294
  Accounts receivable, trade                                  9,927
  Accounts receivable - employees                            12,285
  Inventories                                               308,411
  Prepaid expenses                                           48,490
                                                     ---------------
      Total current assets                                  407,407

Property and equipment, at cost, net of
  accumulated depreciation of $25,132                       266,349

Intangible assets, at cost, net of
  accumulated amortization of $18,095                       165,080
Deposits                                                     53,361
                                                     ---------------
                                                     $      892,197
                                                     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - bank                                $      197,500
  Notes payable - other                                     605,000
  Current portion of leases payable                         149,616
  Accounts payable                                          498,095
  Accrued wages                                              34,563
  Accrued interest                                           65,449
  Customer deposits                                          13,374
  Shareholder loans                                         692,357
                                                     ---------------
      Total current liabilities                           2,255,954

Leases payable - non-current                                223,363

Stockholders' equity:
 Common stock, $.001 par value,
  20,000,000 shares authorized,
  6,355,942 shares issued and outstanding                     6,356
 Additional paid-in capital                               4,399,894
 Unpaid subscriptions to common stock                           -
 Deficit accumulated during development stage           (5,993,370)
                                                     ---------------
                                                        (1,587,120)
                                                     ---------------
                                                     $      892,197
                                                     ===============


     See accompanying notes to unaudited financial statements.


                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                     Statement of Operations
            Three Months Ended June 30, 1998 and 1997


                                                                                                               Period from
                                                       Three Months Ended            Six Months Ended           Inception
                                                                                                             (April 29, 1994)
                                                 June 30, 1998  June 30, 1997  June 30, 1998  June 30, 1997  to June 30, 1998
                                                 -------------  -------------  -------------  -------------  ----------------
Sales                                            $       3,943  $         -    $       4,288  $         632  $          9,249
Interest income                                            -              900            -            7,074            10,083
Other income                                               -           13,000            -           13,000             3,010
                                                 -------------  -------------  -------------  -------------  ----------------
                                                         3,943         13,900          4,288         20,706            22,342

Other costs and expenses:
  General and administrative                           580,080        396,708        935,864        717,735         3,977,944
  General and administrative - related parties             -          203,092            -          203,092            76,768
  Research and development                              24,487        125,208        126,820        171,814         1,298,080
                                                 -------------  -------------  -------------  -------------  ----------------
                                                       604,567        725,008      1,062,684      1,092,641         5,352,792
                                                 -------------  -------------  -------------  -------------  ----------------

(Loss) from operations                               (600,624)      (711,108)    (1,058,396)    (1,071,935)       (5,330,450)

  Interest expense                                         -              -           37,528            -              86,823
  Interest expense - related parties                    29,256        145,152         54,136        167,143           728,483
                                                 -------------  -------------  -------------  -------------  ----------------
                                                        29,256        145,152         91,664        167,143           815,306

(Loss) before income taxes                           (629,880)      (856,260)    (1,150,060)    (1,239,078)       (6,145,756)
Provision for income taxes                                 -              -              -              -                -
                                                 -------------  -------------  -------------  -------------  ----------------

Net (loss)                                       $   (629,880)  $   (856,260)  $ (1,150,060)  $ (1,239,078)  $    (6,145,756)
                                                 =============  =============  =============  =============  ================



 Basic (loss) per share                          $      (0.10)  $      (0.16)  $      (0.18)  $      (0.23)  $         (1.37)
                                                 =============  =============  =============  =============  ================

 Weighted average shares outstanding                 6,283,638      5,481,525      6,231,638      5,393,371         4,471,098
                                                 =============  =============  =============  =============  ================


     See accompanying notes to unaudited financial statements.


                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                     Statement of Cash Flows
            Three Months Ended June 30, 1998 and 1997

                                                                                                 Inception
                                                                                              (April 29, 1994)
                                                                                                    to
                                                         June 30, 1998      June 30, 1997      June 30, 1998
                                                        --------------     --------------     ----------------
Net (loss)                                              $  (1,150,060)     $  (1,239,078)     $  (6,145,756)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                44,175             11,396             88,664
   Stock and options issued for services                        66,500            309,999            978,000
   Compensation value of cash stock sales                          -                  -              177,000
   Stock and options issued for additional interest                -               59,053            117,332
   Equipment exchanged for services                                -                  -                2,903
   Amortization of deferred interest                               -               93,000            232,500
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                 (4,052)            (5,591)           (22,212)
    (Increase) decrease in inventory                         (126,118)                -            (308,411)
    (Increase) decrease in prepaid expenses                    (8,490)            (4,526)           (48,490)
    (Increase) decrease in other assets                        (5,642)            (5,201)           (53,361)
    Increase (decrease) in accounts payable                     55,783           (70,672)            498,094
    Increase (decrease) in accrued expenses                     32,200           (80,170)            116,387
                                                        --------------     --------------     ----------------
       Total adjustments                                        54,356            307,288          1,778,406
                                                        --------------     --------------     ----------------
  Net cash (used in)
    operating activities                                   (1,095,704)          (931,790)        (4,367,350)
                                                        --------------     --------------     ----------------

Cash flows from investing activities:
   Acquisition of plant and equipment                         (16,204)           (18,996)          (331,607)
   Increase in patents and trademarks                         (16,406)           (10,949)          (191,389)
                                                        --------------     --------------     ----------------
Net cash (used in) investing activities                       (32,610)           (29,945)          (522,996)
                                                        --------------     --------------     ----------------

Cash flows from financing activities:
   Common stock sold for cash                                  430,000            600,010          2,380,569
   Capital contributions by partners                               -                  -              402,950
   Proceeds from long-term debt                                430,000                -            1,049,100
   Proceeds of shareholder loans                               290,000                -            1,060,168
   Repayment of shareholder loans                             (38,660)           (20,000)           (97,526)
   Repayment of leases payable                                (74,121)            (9,155)            123,379
   Proceeds from notes payable                                     -                  -                  -
                                                        --------------     --------------     ----------------
  Net cash provided by
   financing activities                                      1,037,219            570,855          4,918,640
                                                        --------------     --------------     ----------------

Increase (decrease) in cash                                   (91,095)          (390,880)             28,294
Cash and cash equivalents,
 beginning of period                                           119,389            552,878                -
                                                        --------------     --------------     ----------------
Cash and cash equivalents,
 end of period                                          $       28,294     $      161,998     $       28,294
                                                        ==============     ==============     ================


    See accompanying notes to unaudited financial statements.

                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                  Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation 10-SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997 as included in the Company's Registration Statement on Form SB-2/A as last filed with the Securities and Exchange Commission on June 5, 1998 (Commission File No. 333-31373).

     Basic loss per share was computed using the weighted average number of common shares outstanding.

     Certain of the shares issued to a consultant during 1997 were for future services to be provided to the Company. The amounts attributable to unearned services have been accounted for as unpaid subscriptions to common stock in the accompanying balance sheet. The Company has amortized $66,500 of the unearned services to general and administrative expenses during the six months ended June 30, 1998.

     During January 1998, the Company received proceeds from convertible debentures aggregating $400,000. The debentures bear interest at 6% per annum and are due on or before January 31, 1999. The principal amount of the debentures is convertible at the holder's option into shares of the Company's common stock at a conversion price of $2.13 per share. Of the gross proceeds received from the convertible debentures, $150,000 was received from the Company's principal stockholder and has been included in shareholder loans in the accompanying balance sheet. Additionally, the principal stockholder made working capital advances to the Company during the quarters ended March 31, 1998 and June 30, 1998 aggregating $140,000 and $350,000 respectively. The advances bear interest at 9.5% per annum.

     During the quarter ended June 30, 1998, the Company sold an aggregate of 166,000 shares of its $.001 par value common stock for cash proceeds of $390,000 and $25,000 in services pursuant to a public offering of the stock. Additionally, 10,000 shares of the common stock were sold for services amounting to $15,000 in connection with the completion of an outstanding contract.

NOTE 2 - STATEMENT REGARDING COMPUTATION OF LOSS PER SHARE.

     Fully diluted loss per share excludes any dilutive effects of options, warrants and convertible securities. Fully diluted loss per share is not presented because the effect would be anti-dilutive.

NOTE 3 - SUBSEQUENT EVENTS.

     On May 28, 1998, the Company entered into a letter agreement (the Letter Agreement) with Steven L. Forte and Cheryl Forte with respect to, among other things, the proposed severance of the business relationship between the Company and Mr. Forte and the purchase by the Company of all of the share of Company common stock held by either Steven L. Forte and Cheryl Forte (the Forte Shares).

The effectiveness of the Letter Agreement was subject to the approval of the Nevada State Gaming Control Board. On July 2, 1998, the Nevada State Gaming Control Board approved the terms of the Letter Agreement and authorized field trials for the Company's Random Ejection Shuffler. Although the definitive agreement between the Company and Steven L. Forte and Cheryl Forte is currently being negotiated, the Company has agreed in principle to, among other things, (a) terminate the employment and non-compete agreement between the Company and Mr. Forte; and
(b) purchase (i) certain royalties granted to Mr. Forte from the sale of the Random Ejection Shuffler; (ii) options to purchase 20,000 shares of Company common stock, and (iii) 848,682 shares of Company common stock. As part of the transaction, the Company has agreed to issue a promissory note in favor of Steven L. Forte and Cheryl Forte in the amount of $2,351,705. The promissory note shall bear an interest rate of 6.5% during the first year and 8% thereafter, be amortized over a ten-year schedule with payments of interest only during the first year, payable on the six-month and twelve-month anniversary of the promissory note, and payments of principal and interest thereafter on a monthly basis. On the fifth anniversary of the promissory note, the unpaid principal and interest will become due and payable. The promissory note will be secured by a security interest in the patents for the Company's Random Ejection Shuffler and Fantasy 21 table game.

     On August 13, 1998, the Company entered into an agreement with Gaming 2000, L.L.C. (Gaming 2000) for the purchase of all of the assets of Gaming 2000 in exchange for $75,000, payable by delivery of 30,000 shares of the Company's common stock. In addition, the Company has hired the following members of Gaming 2000's management team: William O'Hara - Senior Vice President, Dean Barnett - Vice President of Sales, John Kenny - Customer Service Manager, and Tom Gayton - Account Executive. These individuals were all former employees of Shuffle Master, Inc. with Mr. O'Hara as a founding member of Shuffle Master, Inc., and Mr. Barnett as national sales director for Shuffle Master, Inc.

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

     PLAN OF OPERATIONS. The Company has substantially completed its research and development stage of the Random Ejection Shuffler(TM) (the Shuffler), the Fantasy 21 table game and the SecureDrop Coin Bucket System (SecureDrop). In July 1998, the Company established a manufacturing facility in Boise, Idaho for the purposes of producing the Random Ejection Shuffler and Fantasy 21 and has hired a production manager to oversee the production process. The Company has 50 completed Fantasy 21 units in the quality assurance process which, upon assurance, will be shipped to the Company's offices in Las Vegas, Nevada, by the end of August 1998. The Company will employ a combination of employees and contract laborers in the manufacturing process. The Company expects to produce 85 units of the Random Ejection Shuffler by the end of August 1998 and has ordered components that will enable its manufacturing facility to produce an additional 250 units by the end of October 1998. The demand for the Company's products will be dependent on general economic conditions, economic conditions in the gaming industry and acceptance of new products in the marketplace.

     The Company is developing business plans that are anticipated to allow the Company to be self-supportive within the first five to six months from the beginning of sales. Should the Company be able to complete the successful offering of 1,500,000 shares of Common Stock presently pending pursuant to that certain Registration Statement on Form SB-2/A (Commission File No. 333-31373) (the Offering), the Company expects that the Shuffler and the Fantasy 21(TM) table game will be brought to market and that the SecureDrop(TM) coin box system development will be completed and brought to market as well. The Company expects that the net proceeds from the Offering and cash flow from operations will be sufficient to meet the Company's liquidity requirements throughout the remainder of the year. In the event that either the Offering is not completed or that sales are inadequate to generate sufficient cash flow from operations, the Company will have to locate alternative sources of funds.

     At June 30, 1998, the Company's working capital deficit was $1,848,947 compared to $1,031,024 at December 31, 1997. The current ratio (the ratio of current assets to current liabilities) as of June 30, 1998 was 0.18:1, compared to 0.26:1 at December 31, 1998. The Company is presently dependent on the success of the Offering to fund its current liquidity needs or it will need to locate alternative sources of funding for which there may not be sources available. The Company has also relied on working capital advances from its principal shareholder of $490,000 in the first six months of 1998 (in addition to a $150,000 convertible debenture purchase) for liquidity requirements, without which the Company would not have been able to operate. Since June 30, 1998, the Company has received proceeds of $165,000 from the sale of shares pursuant to the Offering and has received and additional $250,000 loan from the principal shareholder. Although the Company is currently negotiating with certain lenders for additional sources of funds and anticipates receiving such additional sources of funds, the Company may not be able to locate alternative liquidity sources in the event that the principal shareholder ceases to make advances to the Company and the Offering is not successful.

     The ability of the Company to obtain any necessary gaming licenses, authorizations and approvals in certain key jurisdictions, such as Nevada and New Jersey, may materially impact the Company's ability to market its products. Additional new products are in conceptual design stages and, with adequate funding, are expected to be brought to market within the next 12 months. With respect to the Nevada gaming authorities, the Company has received approval for the distribution of Fantasy 21 and approval to begin field trials for the Shuffler. Final approval of the Shuffler is dependent upon, INTER ALIA, the completion of the Forte transaction described in Part II, Item 5. Other Information.

     For the three months ended March 31, 1998 and the six months ended June 30, 1998, the Company did not make any significant acquisitions of plant and equipment. Inventory for parts to assemble product increased $79,162 at the end of the second quarter. There are no expectations for the purchase of significant equipment or plant. Management of the manufacturing process for the Shuffler has been re-located to the Company's manufacturing facility in Boise, Idaho.

     For the three months ended June 30, 1998 and the six months ended June 30, 1998, the Company has a net loss of $629,880 and $1,150,060, respectively. For the three months ended June 30, 1998 and the six months ended June 30, 1998, the Company had depreciation and amortization of $37,210 and $44,175, respectively.

     For the three months ended June 30, 1998 and the six months ended June 30, 1998, the Company had general and administrative expenses of $580,080 and $935,867. For these time periods, these expenses consisted of salaries and related costs of $96,110 and $203,383 respectively, consulting services of $98,741 and $177,243 respectively, cost of gaming industry shows of $7,754 and $17,117 respectively, travel and entertainment costs of $47,455 and $109,118 respectively, printing and office expense, including rent of $36,532 and $70,642 respectively, and legal expenses of $92,350 and $106,930 respectively.

     YEAR 2000. During 1998, the Company undertook an assessment of the information systems and software used in its operations to determine whether or not those systems were Year 2000 compliant, and assessed plans to upgrade systems and/or software that was determined to not be Year 2000 compliant. The Company has begun and is continuing to assess potential issues related to the approach of the Year 2000 other than those relating to the Company's internal information systems, such as critical supplier readiness and potential problems associated with embedded technologies, and will develop and implement plans to correct any deficiencies found.

     Based upon the Company's efforts to date, the Company believes that the costs of addressing the Company's Year 2000 issues have not been and are not currently expected to be material to the Company's results of operations or financial position; however, should the Company and/or its critical suppliers fail to identify and/or correct material Year 2000 issues, such failure could impact the Company's ability to operate as it did before the Year 2000, and subsequently have a material impact on the Company's results of operations or financial position. In such an event, the Company will address issues as they arise and strive to minimize any impact on the Company's operations. The impact on the Company's operating results of such failures and of any contingency plans to be designed to address such events cannot be determined at this time.

     RISK FACTORS THAT MAY AFFECT FUTURE RESULTS. The Company operates in the highly competitive gaming industry that involves a number of risks, some of which are beyond the Company's control. For a complete discussion of these risks, see the section entitled, Risk Factors, included in the Company's Registration Statement on Form SB-2/A, as last filed with the Commission on June 5, 1998 (Commission File No. 333-31373).

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On April 24, 1998, a complaint was filed in District Court, Clark County, Nevada on behalf of the Company against Western Electronics, Inc. (Western) and its Chief Executive Officer, John Wasden. The Complaint alleges causes of action for breach of contract, declaratory relief, unjust enrichment, interference with contractual relations, conversion and fraud--intentional misrepresentation, all stemming from purchase orders between the Company and Western for the Shuffler. The Complaint was served upon Western on April 27, 1998, and service upon Mr. Wasden is pending. Through this litigation, the Company seeks to recover component parts purchased for the assembly of the Shuffler or in the alternative to recover the monies expended for their purchase as well as other money damages. Subsequent to the filing of its answer, Western filed an amended answer and counterclaim in which Western alleged breach of contract and payment of amount.

     On July 28, 1998, the Company and Western entered into an agreement to settle all claims between the two parties. Pursuant to the terms of the settlement, the parties agreed to dismiss the aforementioned matters with prejudice and agreed to mutually release and indemnify each other with respect to the issues that were the subject matter of this litigation. Further, in exchange for certain component parts and equipment used for the assembly of the Company's products, the Company executed a demand note in the amount of $325,000 in favor of Western which note the Company (i) has already paid $50,000, and (ii) will be able to satisfy in full at a discount if the Company pays an additional $150,000 to Western by October 1, 1998. In the event that the Company is unable to pay the $150,000 by October 1, 1998, the Company will be obligated to pay an additional $125,000 thus reflecting the full amount of the demand note.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On  May  27,  1998, the Company held its annual  meeting  of shareholders (the Annual Meeting). The purpose of the Annual Meeting was for the election of Steven J. Blad, Richard S. Huson, Jamie McKee, David E. Sampson, and Bob L. Smith (the Nominees) as directors of the Company for a term of one year. The shareholders of the Company voted in favor of the Nominees.

ITEM 5.  OTHER INFORMATION.

        On May 28, 1998, the Company entered into a letter agreement (the Letter Agreement) with Steven L. Forte and Cheryl Forte with respect to, among other things, the proposed severance of the business relationship between the Company and Mr. Forte and the purchase by the Company of all of the share of Company common stock held by either Steven L. Forte and Cheryl Forte (the Forte Shares).

The effectiveness of the Letter Agreement was subject to the approval of the Nevada State Gaming Control Board. On July 2, 1998, the Nevada State Gaming Control Board approved the terms of the Letter Agreement and authorized field trials for the Company's Random Ejection Shuffler.

        Although the definitive agreement between the Company and Steven L. Forte and Cheryl Forte is currently being negotiated, the Company has agreed in principle to, among other things, (a) terminate the employment and non-compete agreement between the Company and Mr. Forte; and (b) purchase (i) certain royalties granted to Mr. Forte from the sale of the Random Ejection Shuffler; (ii) options to purchase 20,000 shares of Company common stock, and (iii) 848,682 shares of Company common stock. As part of the transaction, the Company has agreed to issue a promissory note in favor of Steven L. Forte and Cheryl Forte in the amount of $2,351,705.00. The promissory note shall bear an interest rate of 6.5% during the first year and 8% thereafter, be amortized over a ten-year schedule with payments of interest only during the first year, payable on the six-month and twelve-month anniversary of the promissory note, and payments of principal and interest thereafter on a monthly basis. On the fifth anniversary of the promissory note, the unpaid principal and interest will become due and payable. The promissory note will be secured by a security interest in the patents for the Company's Random Ejection Shuffler and Fantasy 21 table game.

     On August 13, 1998, the Company entered into an agreement with Gaming 2000, L.L.C. (Gaming 2000) for the purchase of all of the assets of Gaming 2000 in exchange for $75,000, payable by delivery of 30,000 shares of the Company's common stock. In addition, the Company has hired the following members of Gaming 2000's management team: William O'Hara - Senior Vice President, Dean Barnett - Vice President of Sales, John Kenny - Customer Service Manager, and Tom Gayton - Account Executive. These individuals were all former employees of Shuffle Master, Inc. with Mr. O'Hara as a founding member of Shuffle Master, Inc., and Mr. Barnett as national sales director for Shuffle Master, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  EXHIBITS.
          --------

     EXHIBIT NUMBER    DESCRIPTION
     --------------    -----------

       27.01           Financial Data Schedule

     (B)  REPORT ON FORM 8-K.
          ------------------

     None.

                            SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CASINOVATIONS INCORPORATED
                                 --------------------------------
                                           (Registrant)


Date:  August 14, 1998      By:   /s/ Jay L. King
                                 --------------------------------
                                  Jay L. King
                            Its:  Chief Financial Officer and Secretary

                          EXHIBIT INDEX

EXHIBIT NUMBER              DESCRIPTION                 PAGE NUMBER
--------------              -----------                 -----------
    27.01              Financial Data Schedule               14