Form 10QSB/A
period 1998-06-30
CASINOVATIONS INC
filed 1998-10-16
CIK 1004673

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB/A

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:       June 30, 1998
                                    ------------------------------
                               OR

[ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:              to
                                    --------------  --------------

Commission file number:
                       -------------------------------------------

                   CASINOVATIONS INCORPORATED
------------------------------------------------------------------
             (Exact name of small business issuer as
                    specified in its charter)

            Washington                           91-1696010
----------------------------------        ------------------------
   (State or other jurisdiction               (I.R.S. Employer
 of incorporation or organization)          Identification No.)

5240 S. Eastern Avenue, First Floor, Las Vegas, Nevada 89119
-------------------------------------------------------------------
            (Address of principal executive offices)

                         (702) 733-7195
-------------------------------------------------------------------
                  (Issuer's telephone number)


-------------------------------------------------------------------
   (Former name, former address and former fiscal year, if
                     changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES       NO   X
        -------  -------

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by court.

     YES       NO
        -------  -------

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

6,355,942 shares of Common Stock, $.001 par value, as of June 30,
                              1998
-----------------------------------------------------------------

     Transitional Small Business Disclosure Format (check one);

     YES       NO   X
        -------  -------

                           FORM 10-QSB

                        TABLE OF CONTENTS


                                                                 PAGE
                                                                NUMBER

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements                                 3
               Balance Sheet                                        3
               Statement of Operations                              4
               Statement of Cash Flows                              5
               Notes to Financial Statements                        6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  9

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                   11

     Item 2.   Changes in Securities                               11

     Item 3.   Defaults Upon Senior Securities                     11

     Item 4.   Submission of Matters to a Vote of Security Holders 11

     Item 5.   Other Information                                   11

     Item 6.   Exhibits and Reports on Form 8-K                    12

SIGNATURE                                                          13

EXHIBIT INDEX                                                      14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                          Balance Sheet
                          June 30, 1998

ASSETS                                               June 30, 1998
                                                      (Unaudited)
                                                    ---------------
Current assets:
  Cash                                              $     28,294
  Accounts receivable, trade                               9,927
  Accounts receivable - employees                         12,285
  Inventories                                            308,411
  Prepaid expenses                                        48,490
                                                    ---------------
      Total current assets                               407,407

Property and equipment, at cost, net of
  accumulated depreciation of $25,132                    266,349

Intangible assets, at cost, net of
  accumulated amortization of $18,095                    165,080
Deposits                                                  53,361
                                                    ---------------
                                                    $    892,197
                                                    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - bank                               $    197,500
  Notes payable - other                                  605,000
  Current portion of leases payable                      149,616
  Accounts payable                                       498,095
  Accrued wages                                           34,563
  Accrued interest                                        65,449
  Customer deposits                                       13,374
  Shareholder loans                                      692,357
                                                    ---------------
      Total current liabilities                        2,255,954

Leases payable - non-current                             223,363

Stockholders' equity:
 Common stock, $.001 par value,
  20,000,000 shares authorized,
  6,355,942 shares issued and outstanding                  6,356
 Additional paid-in capital                            4,509,894
 Unpaid subscriptions to common stock                          -
 Deficit accumulated during development stage         (6,103,370)
                                                    ---------------
                                                      (1,587,120)
                                                    ---------------
                                                    $    892,197
                                                    ===============

    See accompanying notes to unaudited financial statements.



                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                     Statement of Operations
            Three Months Ended June 30, 1998 and 1997
             Six Months Ended June 30, 1998 and 1997
   and Period From Inception (April 29, 1994) to June 30, 1998

                                                                                                             PERIOD FROM
                                                     THREE MONTHS ENDED        SIX MONTHS ENDED               INCEPTION
                                                                                                            APRIL 29, 1994
                                                   JUNE 30,      JUNE 30,       JUNE 30,       JUNE 30,            TO
                                                     1998          1997           1998           1997       JUNE 30, 1998
                                                ------------  -------------  -------------  -------------  ---------------
Sales                                           $     3,943   $         -    $      4,288   $        632    $      9,249
Interest income                                           -           900               -          7,074          10,083
Other income                                              -        13,000               -         13,000           3,010
                                                ------------  ------------   -------------  -------------   -------------
                                                      3,943        13,900           4,288         20,706          22,342

Other costs and expenses:
  General and administrative                        690,080       396,708       1,045,864        717,735       4,087,944
  General and administrative - related parties            -       203,092               -        203,092          76,768
  Research and development                           24,487       125,208         126,820        171,814       1,298,080
                                                ------------  ------------   -------------  -------------   -------------
                                                    714,567       725,008       1,172,684      1,092,641       5,462,792
                                                ------------  ------------   -------------  -------------   -------------
(Loss) from operations                             (710,624)     (711,108)     (1,168,396)    (1,071,935)     (5,440,450)

  Interest expense                                        -             -          37,528              -          86,823
  Interest expense - related parties                 29,256       145,152          54,136        167,143         728,483
                                                ------------  ------------   -------------  -------------   -------------
                                                     29,256       145,152          91,664        167,143         815,306

(Loss) before income taxes                         (739,880)     (856,260)     (1,260,060)    (1,239,078)     (6,255,756)
Provision for income taxes                                -             -               -              -               -
                                                ------------  ------------   -------------  -------------   -------------
Net (loss)                                      $  (739,880)  $  (856,260)   $ (1,260,060)  $ (1,239,078)   $ (6,255,756)
                                                ============  ============   =============  =============   =============



 Basic (loss) per share                         $     (0.12)  $     (0.16)   $      (0.20)  $      (0.23)   $      (1.40)
                                                ============  ============   =============  =============   =============
 Weighted average shares outstanding              6,283,638     5,481,525       6,231,638      5,393,371       4,471,098
                                                ============  ============   =============  =============   =============

    See accompanying notes to unaudited financial statements.




                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                     Statement of Cash Flows
            Three Months Ended June 30, 1998 and 1997
   and Period From Inception (April 29, 1994) to June 30, 1998

                                                                                                 Inception
                                                                                              (April 29, 1994)
                                                                                                      to
                                                         June 30, 1998       June 30, 1997      June 30, 1998
                                                         -------------       -------------    ----------------
Net (loss)                                               $ (1,260,060)       $ (1,239,078)    $   (6,255,756)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
   Depreciation and amortization                               44,175              11,396             88,664
   Stock and options issued for services                      176,500             309,999          1,088,000
   Compensation value of cash stock sales                           -                   -            177,000
   Stock and options issued for additional interest                 -              59,053            117,332
   Equipment exchanged for services                                 -                   -              2,903
   Amortization of deferred interest                                -              93,000            232,500
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                 (4,052)             (5,591)           (22,212)
    (Increase) decrease in inventory                         (126,118)                  -           (308,411)
    (Increase) decrease in prepaid expenses                    (8,490)             (4,526)           (48,490)
    (Increase) decrease in other assets                        (5,642)             (5,201)           (53,361)
    Increase (decrease) in accounts payable                    55,783             (70,672)           498,094
    Increase (decrease) in accrued expenses                    32,200             (80,170)           116,387
                                                         -------------       -------------    ---------------
       Total adjustments                                      164,356             307,288          1,888,406
                                                         -------------       -------------    ---------------
  Net cash (used in)
   operating activities                                    (1,095,704)           (931,790)        (4,367,350)
                                                         -------------       -------------    ---------------

Cash flows from investing activities:
   Acquisition of plant and equipment                         (16,204)            (18,996)          (331,607)
   Increase in patents and trademarks                         (16,406)            (10,949)          (191,389)
                                                         -------------       -------------    ---------------
Net cash (used in) investing activities                       (32,610)            (29,945)          (522,996)
                                                         -------------       -------------    ---------------

Cash flows from financing activities:
   Common stock sold for cash                                 430,000             600,010          2,380,569
   Capital contributions by partners                                -                   -            402,950
   Proceeds from long-term debt                               430,000                   -          1,049,100
   Proceeds of shareholder loans                              290,000                   -          1,060,168
   Repayment of shareholder loans                             (38,660)            (20,000)           (97,526)
   Repayment of leases payable                                (74,121)             (9,155)           123,379
   Proceeds from notes payable                                      -                   -                  -
                                                         -------------       -------------    ---------------
  Net cash provided by
   financing activities                                     1,037,219             570,855          4,918,640
                                                         -------------       -------------    ---------------
Increase (decrease) in cash                                   (91,095)           (390,880)            28,294
Cash and cash equivalents,
 beginning of period                                          119,389             552,878                  -
                                                         -------------       -------------    ---------------
Cash and cash equivalents,
 end of period                                           $     28,294        $    161,998     $       28,294
                                                         =============       =============    ===============




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

During   January  1998,  the  Company  received   proceeds   from
convertible debentures aggregating $400,000.  When added  to  the proceeds  received  in  December 1997, the Company  has  received
total proceeds of $500,000 from its convertible debentures.   The
debentures bear interest at 6% per annum and are due on or before
January  31,  1999.   The principal amount of the  debentures  is
convertible  at the holder's option into shares of the  Company's
common  stock at a conversion price of $2.13 per share.   Of  the
gross proceeds received from the convertible debentures, $150,000 was  received  from the Company's principal stockholder  and  has been  included  in shareholder loans in the accompanying  balance
sheet.   Additionally,  the  principal stockholder  made  working
capital  advances to the Company during the quarters ended  March
31,  1998  and  June 30, 1998 aggregating $140,000  and  $350,000 respectively.  The advances bear interest at 9.5% per annum.

During the quarter ended June 30, 1998, the Company sold an aggregate of 176,000 shares of its $.001 par value common stock for cash proceeds of $430,000 and $176,500. Additionally, 20,000 shares of the common stock were issued for services amounting to $50,000 in connection with the completion of an outstanding contract.

NOTE 2 - STATEMENT REGARDING COMPUTATION OF LOSS PER SHARE.

Fully diluted loss per share excludes any dilutive effects of options, warrants and convertible securities. Fully diluted loss per share is not presented because the effect would be anti-dilutive.

NOTE 3 - EMPLOYMENT AGREEMENT.

Effective June 1, 1998, the Company's president entered  into  an employment  agreement  with  the  Company  for  a  term  expiring
December 31, 1999.  The officer will receive base pay of  $12,500 per month through December 31, 1998 and $18,500 per month for the remainder  of the term.  The officer also was granted options  to purchase  100,000 shares at $1.50 per share effective immediately and is eligible to receive an



additional  stock option for 100,000 shares at  $1.50  per  share upon attaining the Company's goals for 1998 as determined by  the
Board  of  Directors.  An affiliated entity of the  officer  also agreed  to the termination of a consulting agreement in  exchange for  $42,000,  payable over 7 months, and 10,000  shares  of  the
Company's  Common  Stock.   The Company  recognized  $100,000  of
compensation  expense  related to the stock  option  for  100,000 shares  which is exercisable at a price that is $1.00  per  share less  than  the  current fair value of the stock and  $25,000  of compensation  expense  related to the stock  issuance  of  10,000 shares during the quarter ended June 30, 1998.

NOTE 4 - SUBSEQUENT EVENTS.

On May 28, 1998, the Company entered into a letter agreement (the
"Letter  Agreement") with Steven L. Forte and Cheryl  Forte  with respect  to,  among other things, the proposed severance  of  the business relationship between the Company and Mr. Forte  and  the purchase  by  the Company of all of the share of  Company  common stock held by either Steven L. Forte and Cheryl Forte (the "Forte
Shares").  The Forte Transaction also involves the termination of the  employment  agreement with Steven Forte and the  gifting  of
82,000  Common  Shares  by  Steven and Cheryl  Forte  to  certain
individuals.   The  Company has negotiated the Forte  Transaction
due to the concerns of the Nevada State Gaming Control Board with the prior gaming-related conviction of Steven Forte.  The Company elected  to repurchase the Forte Shares instead of including  the
Forte  Shares  as part of the Offering because the  Nevada  State
Gaming Control Board required such divestiture as a condition  to
final  approval of the Shuffler for distribution in  Nevada.   In
addition, the Company did not want to subject this divestiture of the  Forte  Shares  to the public market risks  that  affect  the
Offering.  On July 2, 1998, the Nevada State Gaming Control Board
approved of the terms of the Forte Transaction and permitted  the
Company to conduct field trials of the Shuffler at certain hotel-
casinos  in  Nevada.   The Company is currently  negotiating  the
definitive  documents for the Forte Transaction with  Steven  and
Cheryl  Forte.  Mr. Forte is no longer a consultant, director  or employee of the Company.

Although the definitive agreement between the Company and  Steven
L.  Forte  and  Cheryl Forte is currently being  negotiated,  the
Company  has  agreed  in principle to, among  other  things,  (a)
terminate  the employment and non-compete agreement  between  the
Company  and  Mr.  Forte; and (b) purchase (i) certain  royalties granted  to  Mr.  Forte  from the sale  of  the  Random  Ejection
Shuffler,  Fantasy  21  and  the  Safety-Peek  Playing  Card  for
$200,000;  (ii)  options  to purchase 20,000  shares  of  Company common  stock  for $30,000, and (iii) 848,682 shares  of  Company common stock for $2,121,705.  The Forte Transaction also involves the termination of the employment agreement with Steven Forte and the gifting of 82,000 Common Shares by Steven and Cheryl Forte to
certain individuals.  As consideration, the Company has agreed to issue  a  promissory note in favor of Steven L. Forte and  Cheryl
Forte  in  the amount of $2,351,705.  The promissory  note  shall bear  an  interest  rate of 6.5% during the  first  year  and  8%
thereafter,  be amortized over a ten-year schedule with  payments of  interest only during the first year, payable on the six-month and twelve-month anniversary of the promissory note, and payments of  principal and interest thereafter on a monthly basis.  On the fifth  anniversary of the promissory note, the  unpaid  principal and  interest  will become due and payable.  The promissory  note will  be  secured by a security interest in the patents  for  the
Company's  Random Ejection Shuffler and Fantasy  21  table  game.
Since   the  definitive  documents  with  respect  to  the  Forte
Transaction  are  currently  being  negotiated,  the   associated
promissory  note is not dated and, accordingly, the interest  has not  started  to  accrue.  Therefore, there will be  no  interest payments in 1998.

Although  the  Forte Note will be secured by the  848,682  Common
Shares  and by a first security interest in the patents  for  the
Shuffler  and Fantasy 21, Steven and Cheryl Forte have agreed  to release  their security interest in said patents for a  principal reduction  of 50% of the outstanding principal of the Forte  Note and  for  a  due-on-sale amendment to the Forte Note whereby  the outstanding  principal of the Forte Note will be  due  and  owing
upon  a  change  of  control of the Company.   In  addition,  the
Company  has  agreed to reduce the outstanding principal  of  the
Forte  Note by $750,000.00 if the Company completes the  Offering of



1,500,000 Common Shares.  In the event the Company fails to  sell all  1,500,000  Common Shares yet sells at least  500,000  Common
Shares for cash, the Company has agreed to reduce the outstanding
principal   of  the  Forte  Note  by  an  amount  calculated   by
multiplying  $750,000.00 by the ratio of  the  number  of  Common
Shares sold for cash by 1,500,000 Common Shares.  Further, in the event  the Company issues and sells Common Shares in a subsequent registered  public  offering, the Company and Steven  and  Cheryl
Forte  have agreed to a schedule whereby the Company will  reduce specified  amounts  of outstanding principal of  the  Forte  Note according  to specified proceeds received by the Company  through such a public offering.

On July 28, 1998, the Company and a third-party supplier entered into an agreement to settle all claims between the two parties.
Pursuant to the terms of the settlement, the parties agreed to dismiss the aforementioned matters with prejudice and agreed to mutually release and indemnify each other with respect to the issues that were the subject matter of this litigation. Further, in exchange for certain component parts and equipment used for the assembly of the Company's products, the Company executed a demand note in the amount of $325,000 in favor of the third-party supplier which note the Company (i) has already paid $50,000, and
(ii) will be able to satisfy in full at a discount if the Company pays an additional $150,000 to the third-party supplier by October 1, 1998. If the Company is unable to pay the $150,000 by October 1, 1998, the Company will be obligated to pay an additional $125,000 thus reflecting the full amount of the demand note.

On  July 31, 1998, the Company and Technology Development Center,
LLC  amended  the terms of the exclusive license granted  to  the
Company  such  that  the Company will make  monthly  payments  of
$5,000 from August 1998 to October 1998, make a payment of $2,500 in November 1998, and convert the remaining balance of $51,250 in principal  and future into 20,500 Common Shares at  a  conversion rate  of  $2.50  per Common Share.  Through this  amendment,  the
Company   reduces  its  cash  payment  requirements  and  related
expenses.   The  Company  is  current  on  its  obligations  with
Technology Development Center, LLC.

On  August  13, 1998, the Company entered into an agreement  with
Gaming  2000, L.L.C. ("Gaming 2000") for the purchase of  all  of the  assets  of Gaming 2000 in exchange for $75,000,  payable  by
delivery  of  30,000 shares of the Company's  common  stock.   In
addition,  the Company has hired the following members of  Gaming
2000's  management team:  William O'Hara - Senior Vice President,
Dean  Barnett  - Vice President of Sales, John Kenny  -  Customer
Service  Manager,  and  Tom  Gayton - Account  Executive.   These
individuals  were  all former employees of Shuffle  Master,  Inc.
with Mr. O'Hara as a founding member of Shuffle Master, Inc., and
Mr. Barnett as national sales director for Shuffle Master, Inc.

The Company has received working capital advances from its principal shareholder in the amount of $290,000 in the first six months of 1998 for a total sum of $410,000 as of June 30, 1998.
These amounts are in addition to a $150,000 convertible debenture also held by its principal shareholder. The conversion rate for the convertible debentures was adjusted downward the Company's board of directors from $2.98 to $2.13 to reflect the reduction of the offering price of the Company's offering from $3.50 per share to $2.50 per share.

With respect to the accounting presentation, the Company has included the $500,000 convertible debentures issued to certain shareholders, including the Company's principal shareholder, under "Notes payable - other" entry of the balance sheet. These convertible debentures have a conversion rate of $2.13 per share.



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

     PLAN OF OPERATIONS.  The Company has substantially completed its  research  and  development  stage  of  the  Random  Ejection
Shuffler(TM)(the "Shuffler"), the Fantasy 21 table game  and  the
SecureDrop Coin Bucket System ("SecureDrop").  In July 1998,  the
Company established a manufacturing facility in Boise, Idaho  for the  purposes  of  producing  the Random  Ejection  Shuffler  and
Fantasy  21  and  has hired a production manager to  oversee  the
production  process.   The Company has 50  completed  Fantasy  21
units  in  the  quality assurance process which, upon  assurance, will be shipped to the Company's offices in Las Vegas, Nevada, by the end of August 1998.  The Company will employ a combination of employees  and  contract  laborers in the manufacturing  process.
The  Company  expects to produce 85 units of the Random  Ejection
Shuffler  by  the  end of August 1998 and has ordered  components that  will  enable  its  manufacturing  facility  to  produce  an additional 250 units by the end of October 1998.  The demand  for the  Company's  products will be dependent  on  general  economic conditions,  economic  conditions  in  the  gaming  industry  and acceptance of new products in the marketplace.

     The   Company   is  developing  business  plans   that   are
anticipated to allow the Company to be self-supportive within the first five to six months from the beginning of sales.  Should the
Company  be able to complete the successful offering of 1,500,000 shares of Common Stock presently pending pursuant to that certain
Registration Statement on Form SB-2/A (Commission File  No.  333-
31373)  (the  "Offering"), the Company expects that the  Shuffler and the Fantasy 21(TM) table  game will be  brought to market and that  the  SecureDrop(TM) coin box  system  development  will  be completed and brought to market as well. The Company expects that the  net proceeds from the Offering and cash flow from operations will be sufficient to meet the Company's  liquidity  requirements throughout  the remainder of the year.  In the event that  either the  Offering  is not completed or that sales are  inadequate  to generate  sufficient cash flow from operations, the Company  will have to locate alternative sources of funds.

     At  June 30,1998, the Company's working capital deficit  was
$1,848,947  compared  to $1,031,024 at December  31,  1997.   The
current   ratio   (the  ratio  of  current  assets   to   current
liabilities) as of June 30, 1998 was 0.18:1, compared  to  0.26:1 at  December 31, 1998.  The Company is presently dependent on the success of the Offering to fund its current liquidity needs or it will  need  to  locate alternative sources of funding  for  which there  may not be sources available.  The Company has also relied on  working  capital advances from its principal  shareholder  of
$290,000  in the first six months of 1998 for a total of $410,000 as  of  June  30,  1998  (in addition to a  $150,000  convertible debenture purchase) for liquidity requirements, without which the
Company  would  not have been able to operate.   Since  June  30,
1998, the Company has received proceeds of $165,000 from the sale
of   shares  pursuant  to  the  Offering  and  has  received  and
additional   $250,000   loan  from  its  principal   shareholder.
Although the Company is currently negotiating


with  certain  lenders  for  additional  sources  of  funds   and
anticipates  receiving  such additional  sources  of  funds,  the
Company  may not be able to locate alternative liquidity  sources in  the  event  that  the principal shareholder  ceases  to  make advances to the Company and the Offering is not successful.

     The  ability  of the Company to obtain any necessary  gaming
licenses,   authorizations   and   approvals   in   certain   key
jurisdictions,  such  as  Nevada and New Jersey,  may  materially impact  the Company's ability to market its products.  Additional new  products are in conceptual design stages and, with  adequate funding, are expected to be brought to market within the next  12
months.   With  respect  to  the Nevada gaming  authorities,  the
Company has received approval for the distribution of Fantasy  21
and  approval  to  begin field trials for  the  Shuffler.   Final
approval  of  the  Shuffler is dependent upon,  INTER  ALIA,  the completion of the Forte transaction described in Part  II,  "Item
5. Other Information."

     For the three months ended March 31, 1998 and the six months ended  June  30,  1998, the Company did not make any  significant acquisitions  of  plant and equipment.  Inventory  for  parts  to assemble  product  increased $79,162 at the  end  of  the  second
quarter.    There  are  no  expectations  for  the  purchase   of
significant  equipment or plant.  Management of the manufacturing process  for  the Shuffler has been re-located to  the  Company's manufacturing facilities in Boise, Idaho.

     For  the three months ended June 30, 1998 and the six months ended  June 30, 1998, the Company has a net loss of $739,880  and
$1,260,060,  respectively.  For the three months ended  June  30,
1998  and  the  six months ended June 30, 1998, the  Company  had
depreciation   and   amortization   of   $37,210   and   $44,175,
respectively.

     For  the three months ended June 30, 1998 and the six months ended  June  30, 1998, the Company had general and administrative expenses  of  $690,080 and $1,045,867.  For these  time  periods, these expenses consisted of salaries and related costs of $96,110 and  $203,383, respectively, consulting services of $108,741  and
$187,242,  respectively, cost of gaming industry shows of  $7,754 and  $17,117,  respectively, travel and  entertainment  costs  of
$47,455  and $109,118, respectively, printing and office expense, including  rent of $36,532 and $70,642, respectively,  and  legal expenses of $92,350 and $106,930, respectively.

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



     RISK FACTORS THAT MAY AFFECT FUTURE RESULTS. The Company operates in the highly competitive gaming industry that involves a number of risks, some of which are beyond the Company's control. For a complete discussion of these risks, see the section entitled, "Risk Factors," included in the Company's
Registration Statement on Form SB-2/A, as last filed with the Commission on June 5, 1998 (Commission File No. 333-31373).

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On  May  27,  1998, the Company held its annual  meeting  of shareholders (the "Annual Meeting").  The purpose of  the  Annual
Meeting was for the election of Steven J. Blad, Richard S. Huson,
Jamie  McKee, David E. Sampson, and Bob L. Smith (the "Nominees")
as  directors  of  the  Company for a  term  of  one  year.   The
shareholders of the Company voted in favor of the Nominees.

ITEM 5.  OTHER INFORMATION.

     On May 28, 1998, the Company entered into a letter agreement
(the "Letter Agreement") with Steven L. Forte and Cheryl Forte with respect to, among other things, the proposed severance of the business relationship between the Company and Mr. Forte and the purchase by the Company of all of the share of Company common stock held by either Steven L. Forte and Cheryl Forte (the "Forte
Shares").



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

     On  August  13, 1998, the Company entered into an  agreement with Gaming 2000, L.L.C. ("Gaming 2000") for the purchase of  all of  the assets of Gaming 2000 in exchange for $75,000, payable by
delivery  of  30,000 shares of the Company's  common  stock.   In
addition,  the Company has hired the following members of  Gaming
2000's  management team:  William O'Hara - Senior Vice President,
Dean  Barnett  - Vice President of Sales, John Kenny  -  Customer
Service  Manager,  and  Tom  Gayton - Account  Executive.   These
individuals  were  all former employees of Shuffle  Master,  Inc.
with Mr. O'Hara as a founding member of Shuffle Master, Inc., and
Mr. Barnett as national sales director for Shuffle Master, Inc.

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


                                   CASINOVATIONS INCORPORATED
                                 --------------------------------
                                          (Registrant)


Date:  October 15, 1998     By:  /s/ Jay L. King
                                 --------------------------------
                                 Jay L. King
                            Its: Chief Financial Officer and
                                  Secretary


                          EXHIBIT INDEX

EXHIBIT NUMBER             DESCRIPTION                PAGE NUMBER
--------------             -----------                -----------

    27.01            Financial Data Schedule               15


                               14


