Form 10QSB
period 1998-09-30
CASINOVATIONS INC
filed 1998-11-16
CIK 1004673

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:      September 30, 1998
                                    -----------------------------
                               OR
[ ]  TRANSITION  REPORT  PURSUANT  SECTION  13  OR  15(D) OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:             to
                                    -------------  --------------

Commission file number:
                       ------------------------------------------

                   CASINOVATIONS INCORPORATED
-----------------------------------------------------------------
             (Exact name of small business issuer as
                    specified in its charter)

           Washington                           91-1696010
---------------------------------         -----------------------
  (State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)           Identification No.)

 5240 S. Eastern Avenue, First Floor, Las Vegas, Nevada  89119
------------------------------------------------------------------
            (Address of principal executive offices)

                         (702) 733-7195
------------------------------------------------------------------
                  (Issuer's telephone number)


------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES       NO   X
        ------   ------

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by court.

     YES       NO
        ------   ------

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    6,500,538 shares of Common Stock, $.001 par value, as of
                       September 30, 1998
------------------------------------------------------------------
     Transitional Small Business Disclosure Format (check one);

     YES       NO   X
        ------   ------

                           FORM 10-QSB

                        TABLE OF CONTENTS


                                                                 PAGE
                                                                NUMBER

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements                                  3

             Balance Sheet                                         3

             Statement of Operations                               4

             Statement of Cash Flows                               5

             Notes to Financial Statements                         6

     Item 2. Management's Discussion and Analysis or Plan of
             Operations                                            9

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                    11

     Item 2. Changes in Securities                                11

     Item 3. Defaults Upon Senior Securities                      11

     Item 4. Submission of Matters to a Vote of Security Holders  11

     Item 5. Other Information                                    12

     Item 6. Exhibits and Reports on Form 8-K                     12

SIGNATURE                                                         13

EXHIBIT INDEX                                                     14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                          Balance Sheet
                       September 30, 1998

                                             September 30, 1998
                                                 (Unaudited)
                                             ------------------
                   ASSETS
Current assets:
  Cash                                          $     38,559
  Accounts receivable, trade                           1,605
  Accounts receivable - employees                     18,117
  Inventories                                        421,562
  Prepaid expenses                                    76,152
                                                -------------
      Total current assets                           555,995

Property and equipment, at cost, net of
  accumulated depreciation of $90,955                317,604

Intangible assets, at cost, net of
  accumulated amortization of $32,390                154,231
Deposits                                              93,579
                                                -------------
                                                $  1,121,410
                                                =============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - bank                           $    197,500
  Notes payable - other                              763,003
  Current portion of leases payable                  149,616
  Accounts payable                                   387,811
  Accrued wages                                       31,563
  Accrued interest                                    81,006
  Customer deposits                                   13,374
  Shareholder loans                                1,028,073
                                                -------------
      Total current liabilities                    2,651,947


Leases payable - non-current                         595,588

Stockholders' equity:
 Common stock, $.001 par value,
  20,000,000 shares authorized,
  6,500,538 shares issue and outstanding               6,501
 Additional paid-in capital                        4,871,999
 Unpaid subscriptions to common stock                      -
 Deficit accumulated during development stage     (7,004,626)
                                                -------------
                                                  (2,126,126)
                                                -------------
                                                $  1,121,410
                                                =============

    See accompanying notes to unaudited financial statements.

                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                     Statement of Operations
 Three Months and Nine Months Ended September 30, 1998 and 1997
And Period From Inception (April 29, 1994) to September 30, 1998

                                                                                                                      Period from
                                                                                                                       Inception
                                                                                                                   (April 29, 1994)
                                                      Three Months Ended                Nine Months Ended                  to
                                                 September 30    September 30     September 30    September 30       September 30
                                                     1998             1997            1998            1997                1998
                                                 ------------    ------------     ------------    ------------      --------------

Sales                                           $    11,045     $     1,296      $    11,390     $     1,928       $      16,351
Interest income                                           -           1,130                -           8,204              10,083
Other income                                              -               -                -          13,000               3,010
                                                 -----------     -----------      -----------     -----------       -------------
                                                     11,045           2,426           11,390          23,132              29,444

Other costs and expenses:
  General and administrative                      1,392,832         446,281        1,748,616       1,164,016           4,790,696
  General and administrative - related parties            -         154,000                -         357,092              76,768
  Research and development                          172,969          58,083          275,302         229,897           1,446,562
                                                 -----------     -----------      -----------     -----------       -------------
                                                  1,565,801         658,364        2,023,918       1,751,005           6,314,026
                                                 -----------     -----------      -----------     -----------       -------------

(Loss) from operations                           (1,554,756)       (655,938)      (2,012,528)     (1,727,873)         (6,284,582)

  Interest expense                                        -               -           37,528               -              86,823
  Interest expense - related parties                 86,381          69,585          111,261         236,728             785,608
                                                 -----------     -----------      -----------     -----------       -------------
                                                     86,381          69,585          148,789         236,728             872,431

(Loss) before income taxes                       (1,641,137)       (725,523)      (2,161,317)     (1,964,601)         (7,157,013)
Provision for income taxes                                -               -                -               -                   -
                                                 -----------     -----------      -----------     -----------       -------------

Net (loss)                                      $(1,641,137)    $  (725,523)     $(2,161,317)    $(1,964,601)      $  (7,157,013)
                                                 ===========     ===========      ===========     ===========       =============



 Basic (loss) per share                         $     (0.25)    $     (0.13)     $     (0.34)    $     (0.36)      $       (1.53)
                                                 ===========     ===========      ===========     ===========       =============

 Weighted average shares outstanding              6,468,271       5,673,971        6,310,516       5,486,905           4,670,172
                                                 ===========     ===========      ===========     ===========       =============


    See accompanying notes to unaudited financial statements.


                        Casinovations Incorporated
                         Statements of Cash Flows
                      (A Development Stage Company)
              Nine Months Ended September 30, 1998 and 1997
    And Period From Inception (April 29, 1994) to September 30, 1998

                                                                                                             Inception
                                                                                                          (April 29, 1994)
                                                                                                                 to
                                                           September 30, 1998     September 30, 1997     September 30, 1998
                                                           ------------------     ------------------     ------------------
                                                            $   (2,161,317)        $   (1,964,601)        $   (7,157,013)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                    80,119                 18,020                124,608
   Stock and options issued for services                           216,500                346,374              1,128,000
   Compensation value of cash stock sales                                -                154,000                177,000
   Stock and options issued for additional interest                      -                 22,561                117,332
   Equipment exchanged for services                                      -                      -                  2,903
   Stock issued in lieu of royalty payment                          51,250                      -                 51,250
   Writeoff of goodwill                                             54,238                      -                 54,238
   Amortization of deferred interest                                     -                139,500                232,500
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                      (1,561)                 1,677                (19,721)
    (Increase) decrease in inventory                               (89,269)               (11,181)              (271,562)
    (Increase) decrease in prepaid expenses                        (36,152)                   724                (76,152)
    (Increase) decrease in other assets                            (45,860)                (5,201)               (93,579)
    Increase (decrease) in accounts payable                        (54,501)               (28,527)               387,810
    Increase (decrease) in accrued expenses                         44,758                (75,367)               128,945
                                                           ------------------     ------------------     ------------------
       Total adjustments                                           219,521                562,580              1,943,571
                                                           ------------------     ------------------     ------------------
  Net cash (used in)
   operating activities                                         (1,941,796)            (1,402,021)            (5,213,442)
                                                           ------------------     ------------------     ------------------
Cash flows from investing activities:
   Acquisition of plant and equipment                              (59,470)              (208,383)              (374,873)
   Increase in patents and trademarks                              (10,360)               (18,614)              (185,343)
                                                           ------------------     ------------------     ------------------
Net cash (used in) investing activities                            (69,829)              (226,997)              (560,215)
                                                           ------------------     ------------------     ------------------

Cash flows from financing activities:
   Common stock sold for cash                                      626,000                865,510              2,576,569
   Capital contributions by partners                                     -                      -                402,950
   Proceeds from long-term debt                                    580,000                      -              1,199,100
   Proceeds from leases payable                                    423,750                      -                423,750
   Proceeds of shareholder loans                                   615,716                 45,000              1,385,884
   Repayment of shareholder loans                                  (28,660)               (20,000)               (87,526)
   Repayment of notes payable                                     (160,366)                (6,343)              (160,366)
   Repayment of leases payable                                    (125,646)                     -               (125,646)
   Proceeds from notes payable                                           -                197,450                197,500
                                                           ------------------     ------------------     ------------------
  Net cash provided by
   financing activities                                          1,930,795              1,081,617              5,812,216
                                                           ------------------     ------------------     ------------------

Increase (decrease) in cash                                        (80,830)              (547,401)                38,559

Cash and cash equivalents,
 beginning of period                                               119,389                552,878                      -
                                                           ------------------     ------------------     ------------------
Cash and cash equivalents,
 end of period                                              $       38,559         $        5,477         $       38,559
                                                           ==================     ==================     ==================


        See accompanying notes to unaudited financial statements.

                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                  Notes to Financial Statements
                           (Unaudited)

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997 as included in the Company's Registration Statement on Form SB-2/A as last filed with the Securities and Exchange Commission on October 16, 1998 (Commission File No. 333-31373).

Basic loss per share was computed using the weighted average number of common shares outstanding.

Certain of the shares issued to a consultant during 1997 were for future services to be provided to the Company. The amounts attributable to unearned services have been accounted for as unpaid subscriptions to common stock in the accompanying balance sheet. The Company has amortized $66,500 of the unearned services to general and administrative expenses during the nine months ended September 30, 1998.

During January 1998, the Company received proceeds from convertible debentures aggregating $400,000. When added to the proceeds received in December 1997, the Company has received total proceeds of $500,000 from its convertible debentures. The debentures bear interest at 6% per annum and are due on or before January 31, 1999. The principal amount of the debentures is convertible at the holder's option into shares of the Company's common stock at a conversion price of $2.13 per share. Of the gross proceeds received from the convertible debentures, $150,000 was received from the Company's principal stockholder and has been included in shareholder loans in the accompanying balance sheet. Additionally, the principal stockholder made working capital advances to the Company during the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998, aggregating $140,000, $350,000, and $325,000 respectively. The advances bear interest at 9.5% per annum.

During the quarter ended June 30, 1998, the Company sold an aggregate of 176,000 shares of its $.001 par value common stock for cash proceeds of $430,000 and $176,500 in services. Additionally, 20,000 shares of the common stock were sold for services amounting to $50,000 in connection with the completion of an outstanding contract.

During the quarter ended September 30, 1998, the Company sold an aggregate of 111,900 shares of its $.001 par value common stock for cash proceeds of $228,500 and $51,250 in services. Additionally, 30,000 shares of the common stock were issued for services amounting to $75,000 in connection with the purchase of Gaming 2000.

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

On August 13, 1998, the Company entered into an agreement with Gaming 2000, L.L.C. ("Gaming 2000") for the purchase of all of the assets of Gaming 2000 in exchange for $75,000, payable by delivery of 30,000 shares of the Company's common stock. In addition, the Company has hired the following members of Gaming 2000's management team: William O'Hara - Senior Vice President, Dean Barnett - Vice President of Sales, and Tom Gaytan - Account Executive. These individuals were all former employees of Shuffle Master, Inc. with Mr. O'Hara as a founding member of Shuffle Master, Inc., and Mr. Barnett as national sales director for Shuffle Master, Inc.

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

NOTE 4 - SUBSEQUENT EVENTS.

On May 28, 1998, the Company entered into a letter agreement (the "Letter Agreement") with Steven L. Forte and Cheryl Forte with respect to, among other things, the proposed severance of the business relationship between the Company and Mr. Forte and the purchase by the Company of all of the share of Company common stock held by either Steven L. Forte or Cheryl Forte (the "Forte Shares"). The Forte Transaction also involves the termination of the employment agreement with Steven Forte and the gifting of 82,000 Common Shares by Steven and Cheryl Forte to certain individuals. The Company has negotiated the Forte Transaction due to the concerns of the Nevada State Gaming Control Board with the prior gaming-related conviction of Steven Forte. The Company elected to repurchase the Forte Shares instead of including the Forte Shares as part of the Offering because the Nevada State Gaming Control Board required such divestiture as a condition to final approval of the Shuffler for distribution in Nevada. In addition, the Company did not want to subject this divestiture of the Forte Shares to the public market risks that affect the Offering. On July 2, 1998, the Nevada State Gaming Control Board approved of the terms of the Forte Transaction and permitted the Company to conduct field trials of the Shuffler at certain hotel-casinos in Nevada. Mr. Forte is no longer a consultant, director or employee of the Company.

Pursuant to the definitive agreement between the Company and Steven L. Forte and Cheryl Forte, the Company has agreed in principle to, among other things, (a) terminate the employment and non-compete agreement between the Company and Mr. Forte; and
(b) purchase (i) certain royalties granted to Mr. Forte from the sale of the Random Ejection Shuffler, Fantasy 21 and the Safety-Peek Playing Card for $200,000; (ii) options to purchase 20,000 shares of Company common stock for $30,000, and (iii) 848,682 shares of Company common stock for $2,121,705. As consideration, the Company will issue a promissory note in favor of Steven L. Forte and Cheryl Forte in the amount of $2,351,705. The promissory note will be dated on the date the Nevada State Gaming Control Board grants its final approval of the Random Ejection Shuffler. The promissory note shall bear an interest rate of 6.5% during the first year and 8% thereafter, and be amortized over a ten-year schedule with payments of interest only during the first year, payable on the six-month and twelve-month anniversary of the promissory note, and payments of principal and interest thereafter on a monthly basis. On the fifth anniversary of the promissory note, the unpaid principal and interest will become due and payable. The promissory note is secured by a security interest in the patents for the Random Ejection Shuffler and Fantasy 21 table game. Therefore, there will be no interest payments in 1998.

Although the Forte Note will be secured by the 848,682 Common Shares and by a first security interest in the patents for the Random Ejection Shuffler and Fantasy 21, Steven and Cheryl Forte have agreed to release their security interest in said patents for a principal reduction of 50% of the outstanding principal of the Forte Note and for a due-on-sale amendment to the Forte Note whereby the outstanding principal of the Forte Note will be due and owing upon a change of control of the Company. In addition, the Company has agreed to reduce the outstanding principal of the Forte Note by $750,000.00 if the Company completes the Offering of 1,500,000 Common Shares. In the event the Company fails to sell all 1,500,000 Common Shares yet sells at least 500,000 Common Shares for cash, the Company has agreed to reduce the outstanding principal of the Forte Note by an amount calculated by multiplying $750,000.00 by the ratio of the number of Common Shares sold for cash by 1,500,000 Common Shares. Further, in the event the Company issues and sells Common Shares in a subsequent registered public offering, the Company and Steven and Cheryl Forte have agreed to a schedule whereby the Company will reduce specified amounts of outstanding principal of the Forte Note according to specified proceeds received by the Company through such a public offering.

On July 28, 1998, the Company and a third-party supplier entered into an agreement to settle all claims between the two parties. Pursuant to the terms of the settlement, the parties agreed to dismiss the aforementioned matters with prejudice and agreed to mutually release and indemnify each other with respect to the issues that were the subject matter of this litigation. Further, in exchange for certain component parts and equipment used for the assembly of the Company's products, the Company executed a demand note in the amount of $325,000 in favor of the third-party supplier which note the Company (i) has already paid $50,000, and
(ii) will be able to satisfy in full at a discount if the Company pays an additional $150,000 to the third-party supplier by October 1, 1998. On October 1, 1998, the Company timely met its obligation of $150,000. Accordingly, the demand note was satisfied in full and will be cancelled.

The Company has received working capital advances from its principal shareholder aggregating $615,000 in the first nine months of 1998 for a total sum of $735,000 as of September 30, 1998. These amounts are in addition to a $150,000 convertible debenture also held by its principal shareholder. The conversion rate for the convertible debentures was adjusted downward by the Company's board of directors from $2.98 to $2.13 to reflect the reduction of the offering price of the Company's offering from $3.50 per share to $2.50 per share.

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

      PLAN OF OPERATION. The Company has substantially completed its research and development stage of the Random Ejection Shuffler(TM) (the "Shuffler"), the Fantasy 21(TM) table game ("Fantasy 21") and the SecureDrop Coin Bucket System(TM) ("SecureDrop"). In July 1998, the Company established a manufacturing facility in Boise, Idaho for the purposes of producing the Shuffler and Fantasy 21 and has hired a production manager to oversee the production process. The Company has 50 completed Fantasy 21 units in the quality assurance process which, upon assurance, will be shipped to the Company's offices in Las Vegas, Nevada. The Company will employ a combination of employees and contract laborers in the manufacturing process. Through its manufacturing facility, the Company is producing approximately 300 units of the Shuffler with delivery of the units to the Company's offices in Las Vegas, Nevada from late November 1998 to January 1999. The demand for the Company's products will be dependent on general economic conditions, economic conditions in the gaming industry and acceptance of new products in the marketplace.

       The Company is developing business plans that are anticipated to allow the Company to be self-supportive within the first five to six months from the beginning of sales. Should the Company be able to complete the successful offering of 1,500,000 shares of Common Stock presently pending pursuant to that certain Registration Statement on Form SB-2/A (Commission File No. 333-31373) (the "Offering"), the Company expects that the Shuffler and the Fantasy 21 will be brought to market and that SecureDrop development will be completed and brought to market as well. The Company expects that the net proceeds from the Offering and cash flow from operations will be sufficient to meet the Company's liquidity requirements throughout the remainder of the year. In the event that either the Offering is not completed or that sales are inadequate to generate sufficient cash flow from operations, the Company will have to locate alternative sources of funds.

      At September 30,1998, the Company's working capital deficit was $2,095,952 compared to $1,031,024 at December 31, 1997. The
current   ratio   (the  ratio  of  current  assets   to   current
liabilities) as of September 30, 1998 was 0.21:1, compared to 0.26:1 at December 31, 1997. The Company is presently dependent on the success of the Offering to fund its current liquidity needs or it will need to locate alternative sources of funding for which there may not be sources available. The Company has also relied on working capital advances from its principal shareholder aggregating $615,000 in the first nine months of 1998 for a total sum of $735,000 as of September 30, 1998 (in addition to a $150,000 convertible debenture purchase) for liquidity requirements, without which the Company would not have been able to operate. Since September 30, 1998, the Company has received proceeds of $105,000 from the sale of shares pursuant to the
Offering and has received an additional $400,000 loan from its principal shareholder. Although the Company is currently negotiating with certain lenders for additional sources of funds and anticipates receiving such additional sources of funds, the Company may not be able to locate alternative liquidity sources in the event that the principal shareholder ceases to make advances to the Company and the Offering is not successful.

      The ability of the Company to obtain any necessary gaming licenses, authorizations and approvals in certain key jurisdictions, such as Nevada and New Jersey, may materially impact the Company's ability to market its products. Additional new products are in conceptual design stages and, with adequate funding, are expected to be brought to market within the next 12 months. With respect to the Nevada gaming authorities, the Company has received approval for the distribution of Fantasy 21 and has successfully completed field trials for the Shuffler. Final approval of the Shuffler is dependent upon, INTER ALIA, the completion of the that certain transaction between the Company and Steven and Cheryl Forte described in Part I, "Financial Statements - Notes to Financial Statements - Note 4 - Subsequent Events" and in Part II, "Item 5. Other Information."

      For the three months ended March 31, 1998, the six months ended June 30, 1998, and the nine months ended September 30, 1998 the Company did not make any significant acquisitions of plant and equipment. Inventory for parts to assemble product increased $113,151 at the end of the third quarter. There are no expectations for the purchase of significant equipment or plant. Management of the manufacturing process for the Shuffler has been re-located to the Company's manufacturing facilities in Boise, Idaho.

      For the three months ended March 31, 1998, the six months ended June 30, 1998, and the nine months ended September 30, 1998, the Company had a net loss of $520,180, $739,880 and $2,161,317, respectively. For the three months ended March 31, 1998, the six months ended June 30, 1998, and the nine months ended September 30, 1998, the Company had depreciation and amortization of $6,965, $44,175, and $80,119, respectively.

      For the three months ended March 31, 1998, the six months ended June 30, 1998, and the nine months ended September 30, 1998, the Company had general and administrative expenses of $355,787, $1,045,867, and $1,748,616. For these time periods, these expenses consisted of salaries and related costs of $96,110, $203,383, and $452,037, respectively; consulting services of $78,501, $187,242, and $203,045, respectively; cost of gaming industry shows of $9,363, $17,117, and $119,277, respectively; travel and entertainment costs of $61,663, $109,118, and $151,783, respectively; printing and office expense, including rent of $34,110, $70,642, and $111,842,
respectively;  and  legal  expenses of  $14,580,   $106,930,  and
$158,148, respectively.

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

      RISK FACTORS THAT MAY AFFECT FUTURE RESULTS. The Company operates in the highly competitive gaming industry that involves a number of risks, some of which are beyond the Company's control. For a complete discussion of these risks, see the section entitled, "Risk Factors," included in the Company's Registration Statement on Form SB-2/A, as last filed with the Commission on October 16, 1998 (Commission File No. 333-31373).

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

      On July 28, 1998, the Company and Western entered into an agreement to settle all claims between the two parties. Pursuant to the terms of the settlement, the parties agreed to dismiss the aforementioned matters with prejudice and agreed to mutually release and indemnify each other with respect to the issues that were the subject matter of this litigation. Further, in exchange for certain component parts and equipment used for the assembly of the Company's products, the Company executed a demand note in the amount of $325,000 in favor of Western which note the Company
(i) has already paid $50,000, and (ii) will be able to satisfy in full at a discount if the Company pays an additional $150,000 to Western by October 1, 1998. The Company paid the $150,000 by October 1, 1998.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Pursuant to a notice dated September 11, 1998, the Company's board of directors determined that it was in the best interests of the Company and the Company's stockholders to call the Company's Class B and Class C Warrants. The holders of the Class B and Class C Warrants were entitled to exercise such warrants at $4.00 and $6.00, respectively, until October 11, 1998, at which time the holders of Class B and Class C Warrants would be entitled to receive $.001 per underlying share of common stock. As no Class B and Class C Warrants were exercised by October 11, 1998, the Company will send payment of $.001 per underlying share of common stock to each holder of Class B and Class C Warrants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5.  OTHER INFORMATION.

     On May 28, 1998, the Company entered into a letter agreement (the "Letter Agreement") with Steven L. Forte and Cheryl Forte with respect to, among other things, the proposed severance of the business relationship between the Company and Mr. Forte and the purchase by the Company of all of the share of Company common stock held by either Steven L. Forte and Cheryl Forte (the "Forte Shares"). The effectiveness of the Letter Agreement was subject to the approval of the Nevada State Gaming Control Board. On July 2, 1998, the Nevada State Gaming Control Board approved the terms of the Letter Agreement and authorized field trials for the Shuffler.

      Pursuant to definitive agreement between the Company and Steven and Cheryl Forte, the Company has agreed in principle to, among other things, (a) terminate the employment and non-compete agreement between the Company and Mr. Forte; and (b) purchase (i) certain royalties granted to Mr. Forte from the sale of the Shuffler; (ii) options to purchase 20,000 shares of Company common stock, and (iii) 848,682 shares of Company common stock. As part of the transaction, the Company will issue a promissory note in favor of Steven L. Forte and Cheryl Forte in the amount of $2,351,705. The promissory note will be dated on the date the Nevada State Gaming Control Board grants its final approval for the Shuffler. In addition, the promissory note shall bear an interest rate of 6.5% during the first year and 8% thereafter, be amortized over a ten-year schedule with payments of interest only during the first year, payable on the six-month and twelve-month anniversary of the promissory note, and payments of principal and interest thereafter on a monthly basis. On the fifth anniversary of the promissory note, the unpaid principal and interest will become due and payable. The promissory note will be secured by a security interest in the patents for the Shuffler and Fantasy 21.

      On October 29, 1998, pursuant to the Company's bylaws, the Company's board of directors unanimously appointed Ronald O. Keil of Vancouver, Washington as a member of the Company's board of directors. The Company's board of directors currently consists of six members.

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


                                    CASINOVATIONS INCORPORATED
                                ---------------------------------


Date: November 13, 1998     By: /s/ Jay L. King
                                ---------------------------------
                           Its: Chief Financial Officer and
                                Secretary

                           EXHIBIT INDEX

EXHIBIT NUMBER               DESCRIPTION              PAGE NUMBER
--------------               -----------              -----------
   27.01               Financial Data Schedule             15