Form 10KSB
period 1998-12-31
CASINOVATIONS INC
filed 1999-03-26
CIK 1004673

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-KSB

(MARK ONE)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended          December 31, 1998
                                ---------------------------------

                                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                      ---------        ----------

Commission file number                  333-31373
                         ----------------------------------------

                   CASINOVATIONS INCORPORATED
-----------------------------------------------------------------
         (Name of small business issuer in its charter)

         Washington                          91-1696010
-----------------------------      ------------------------------
(State or other jurisdiction              (I.R.S. Employer
     of incorporation or                Identification No.)
        organization)

6744 S. Spencer Street, Las Vegas, Nevada                   89119
-----------------------------------------------------------------
(Address of principal executive offices)                    (Zip
Code)

Registrant's telephone number            (702) 733-7195
                                ---------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                 ON WHICH REGISTERED

             N/A                                N/A
-----------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                               N/A
-----------------------------------------------------------------
                        (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes           No    X
             --------     --------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-KSB.    [  ]

     State  issuer's  revenues for its  most  recent
     fiscal year.                                    $   29,670
                                                     -----------

     State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past
60  days.    $9,355,045   (as of January 31, 1999)
           --------------

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.001 par value     7,295,420 shares as of
                                          January 31, 1999

               DOCUMENTS INCORPORATED BY REFERENCE

     None.

                        CAUTIONARY NOTICE

     This Annual Report of Casinovations Incorporated on Form 10-KSB contains forward-looking statements in which the management of Casinovations Incorporated shares its knowledge and judgement about factors that it believes may materially affect performance of Casinovations Incorporated in the future. Terms expressing future expectations, outlook potential and anticipated growth in the gaming industry, revenues and earnings, and like expressions typically identify such statements.

     All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. They are necessarily speculative, and factors such as unusual production problems, breakdown of quality control, competitive pressures, customer dissatisfaction, failure to gain new product acceptance by potential customers or approval by regulatory authorities, proscription of gaming in jurisdictions where it had been lawful, the unexpected rejection of legalized gaming in new jurisdictions, onerous taxation and other adverse government action, unusual risks attending foreign transactions, Year 2000 problems and general deterioration in economic conditions may cause results to differ materially from any that are projected.

     Forward-looking statements speak only as of the date they are made, and readers are warned that Casinovations Incorporated undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

     Readers are urged to carefully review and consider disclosures made by Casinovations Incorporated in this and other reports that discuss factors germane to the business of Casinovations Incorporated. See Part II. "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Forward Looking Statements."

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

      Casinovations Incorporated, a Washington corporation (the "Company"), maintains its principal offices and manufacturing facilities at 6744 S. Spencer Street, Las Vegas, Nevada 89119. Its telephone number and facsimile number are (702) 733-7195 and
(702) 733-7197, respectively. The Company was incorporated in the State of Washington on September 20, 1995. At its Annual Meeting of Stockholders scheduled for March 29, 1999, the Company is seeking stockholder approval to reincorporate in Nevada.

       The Company's primary business is the development, manufacturing and marketing of various gaming concepts and products, including the Random Ejection Shuffler (the "Shuffler"), certain table game concepts, including the Fantasy 21 table game ("Fantasy 21"), which are currently marketed by the Company as the "Fun Pit Collection," and the SecureDrop Slot Accounting System ("SecureDrop").

PRODUCTS

      As part of its business strategy, the Company has developed various gaming concepts and products designed to increase security, productivity and profits for the global gaming industry. The Company's products are protected under various pending patents, patents, copyrights and trademarks. The following is a brief description of some of the Company's more important products and concepts.

SHUFFLERS

      RANDOM EJECTION SHUFFLER. The Shuffler is an automatic playing card shuffler that utilizes a random number generator and other features to enhance the card shuffle. The Shuffler will shuffle one to six decks. The Company believes that the Shuffler is currently faster and jams less often than the playing card shuffling machines of its competitors. Further, since the
Shuffler randomly selects playing cards once rather than shuffling the playing cards repeatedly, the Shuffler reduces the time required to shuffle playing cards. Domestically, the Company places the Shuffler in casinos on a lease basis, charging lease fees based on the number of decks shuffled, which the
Company believes is desirable to the Company's customers. Internationally, the Company intends to sell the Shuffler to customers. The Company owns the Shuffler and manufactures the Shuffler in Las Vegas. The Company received final regulatory approval for the Shuffler from both the Nevada (December 1998) and Mississippi (January 1999) gaming authorities and has begun to place the Shuffler in several Nevada and Mississippi casinos. As of March 1999, the Company has completed production of approximately 170 units of the Shuffler.

      PAIGOW TILE SHUFFLER. Through an agreement with Jinchun International, Inc., the Company acquired the rights to market and distribute the Paigow Tile Shuffler. The Paigow Tile Shuffler is intended to increase playing efficiency and game integrity by shuffling one set of tiles while another set of tiles is in play. The Paigow Tile Shuffler shuffles the tiles as follows: the dealer presses a button, which allows an area in the table to open. The tiles are then pushed into the opening. The dealer presses the button again, the opening closes and the previous batch of tiles that have been shuffled are raised by an elevator system to table level, all stacked and ready to be dealt, while the other batch of tiles are being shuffled and stacked randomly. This allows the dealer to deal out 150% more games per hour. In the second quarter of 1999, the Company intends to submit an application to the Nevada State Gaming Control Board with respect to the approval of the Paigow Tile Shuffler for placement in Nevada casinos.

FUN PIT COLLECTION

      The Company markets various innovative casino table games under the "Fun Pit Collection." Many of these games are variations of existing popular table games, such as blackjack and poker. The table games that comprise the Fun Pit Collection are either owned by the Company or contracted for by the Company from third party developers.

     FANTASY 21. Fantasy 21 is a jackpot table game variation of standard Blackjack/21 involving a side wager of one dollar. If the player plays the side wager and receives a hand of 19, 20, 21 or Blackjack (a "High Hand") during five consecutive hands, the player is eligible for a jackpot round of up to $25,000 (the "Showdown Round"). In the Showdown Round, the player is dealt six hands simultaneously. If the player receives six High Hands and the dealer receives a hand of Blackjack, the player wins the jackpot. Fantasy 21 also offers other jackpots for other combinations of High Hands. The Company has produced approximately 50 units of Fantasy 21 and presently intends to lease such units on a monthly basis.

     BONUS BLACKJACK. Bonus Blackjack, a variation of standard Blackjack/21, has two additional side wagers, one labeled as "Player" and the other labeled as "Dealer." The player has the option of placing no side wager, one side wager or both side wagers. If a side wager is placed, the player is betting on whether the "Player" or "Dealer" is going to receive any two-card Blackjack, consisting of an ace and any ten-value card. If the "Player" or "Dealer" receives a Blackjack, the player will receive a 15 to 1 payoff for the proper wager. In addition, Bonus Blackjack features a bonus meter that tracks only that table's wagers. In order to win the jackpot displayed on the bonus meter, the player must place both side wagers and must be dealt the ace of spades and jack of spades.

     WILD JACKPOT POKER. Wild Jackpot Poker, a variation of five-card stud, involves the use of two jokers added to the deck. This is a straight-up poker game where the players play against the dealer and not against each other. If the player's hand beats the dealer's hand, the player wins without the need for the dealer to "qualify" as with other table games. In addition, if the player places a side wager and receives a hand of a straight or better, the player will receive an additional bonus payout according to the bonus payout schedule at the table. Although offered at ten casinos located in Canada, Wild Jackpot Poker is expected to begin regulatory field trials at the Las Vegas area in Spring 1999.

     TWIN BACCARAT. Twin Baccarat is a variation of the standard baccarat game. The object of the game is to simply have a higher total than the dealer, closest to nine. The value of the cards 2 through 9 is face value whereas aces are worth one and tens and face cards are worth zero. The player is initially dealt two cards and the sum of the cards, using only the single right-hand digit, represents the player's total. The player can never have a bust hand. The only exception is when the player, or the dealer, has a "Twin Baccarat." Twin Baccarat occurs when the player's or dealer's first two cards are any two nines. If the player receives a Twin Baccarat, the player receives 3 to 2 on his wager and if the dealer receives a Twin Baccarat, the dealer only takes the player's original wager.

     DANNY'S JACKPOT DICE. Danny's Jackpot Dice, a variation of the standard craps game, employs an additional side wager made on consecutive points thrown by the shooter. The wager must be made prior to the shooter establishing the first "point" to be made. Once the shooter establishes the first point, no one else can make this wager until the shooter throws a seven and goes out.
This side wager will pay odds to the player based on how many consecutive points were made during the shooter's turn. The shooter must make at least three points before the player receives any odds on his wager.

     WILD HOLD'EM FOLD'EM. Wild Hold'em Fold'em, a variation of stud poker, offers the player the feel and decisions of a real-live poker game without the concern of playing against anyone else. In Wild Hold'em Fold'em, the player has three chances to wager should the player continue to play to the end of the hand. The player places the first wager and receives three cards. The player then decides to either "Fold'em" and forfeit the side wager or "Hold'em" and continue. If the player elects to "Hold'em" and continue, the player must place a second wager equal to the first wager. The player then receives a fourth card and must decide again to either "Fold'em" and forfeit the two wagers or "Hold'em" and continue. If the player elects to "Hold'em" and continue, the player must place a third wager double to the first wager. Once all third and final wagers are placed, the player receives the fifth and last card face-up. All winning hands are then resolved and paid according to the payout schedule.

     SECUREDROP SLOT ACCOUNTING SYSTEM AND SECURESCALE DROP CART.

     SECUREDROP. SecureDrop uses a "smart bucket" to track various information from each slot machine through the installation of a computer chip at the base of each smart bucket. The information is stored in the computer chip until the smart bucket is transferred to the count room where the data is retrieved through a serial interface. The information can then be relayed to the accounting/management system for control purposes. Since gaming machine operators lose revenues through lack of financial accountability, SecureDrop's function is to provide the operator with realizable information to track the number of coins in the coin bucket at the time it was removed from the machine to the time it is brought to the count room. In order to address the differing needs of its clients, the Company has created the SecureDrop Series consisting of SecureDrop 2000, SecureDrop 3000, SecureDrop 4000 and SecureDrop 5000. SecureDrop 2000 offers electronic bucket identification and time stamp, uses the customer's current scale and interfaces with the customer's current data system. SecureDrop 3000 offers the same features as SecureDrop 2000 as well as the ability to read up to five hard meters in the slot machine. SecureDrop 4000 offers the same features as SecureDrop 3000, but also separates the coin drop from the bill drop. SecureDrop 5000 possess all of the features of the preceding levels of the SecureDrop Series as well as the ability to read selected soft meters in the slot machine.

     SECURESCALE DROP CART. As a complement to the SecureDrop Series, the Company is developing the SecureScale Drop Cart which consists of a mobile scale and a secure drop area built into the cart. By installing a secure scale and drop area within the cart, the information contained in the smart buckets is immediately recorded, the coins are immediately secured, and the lag associated with transferring the drop bucket to the count room is eliminated.

      The Company has received final approval of SecureDrop 2000 and SecureDrop 3000 from the Nevada State Gaming Control Board and is awaiting final approval of SecureDrop 4000, SecureDrop 5000 and the SecureScale Drop Cart. The Company has filed the appropriate applications for the SecureDrop Series and the SecureScale Drop Cart with the Mississippi Gaming Commission and anticipates approval of the same in the second quarter of 1999.

     OTHER PRODUCTS.

     SAFETY-PEEK CARD. The Safety-Peek Card is a new type of playing card designed for Blackjack/21. The key feature of its design is that it prevents the exposure of a dealer's hole card, I.E. the card that is face down, when used with a modified form of classic peeking action. The Safety-Peek Card permits the dealer to "peek" at the opposite corner of the playing card in order to determine the value of the hole card without revealing the value of the playing card. The Safety-Peek Card is licensed to the George C. Matheson Company ("GEMACO") and US Playing Card Company, under which the Company receives certain royalties. See
Part I. "Item 1. Description of Business - Licensing."

     In addition to the foregoing, the Company is in the process of developing other gaming products and table games designed to increase security, performance and profitability for the operator.

REGULATION

     The gaming industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming commissions or similar regulatory authorities of each jurisdiction. Generally, the Company and other entities which seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization) which are then reviewed for approval. The Company's products generally fall within the classification of "associated equipment". "Associated equipment" is equipment that is not classified as a "gaming device", but which has an integral relationship to the conduct of licensed gaming. Regulatory authorities in some jurisdictions have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrent with the use of associated equipment. In other jurisdictions, associated equipment must be approved by the regulatory authorities in advance of its use at licensed locations. The Company has obtained, or is seeking to obtain, approval of its associated equipment in each jurisdiction in which it conducts business that requires such approval.

     NEVADA. The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada and the manufacture and distribution of associated equipment for use in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and (ii) various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and various local, city and county regulatory agencies (collectively referred to as the "Nevada Gaming Authorities").

     The laws, regulations and supervisory practices of the Nevada Gaming Authorities are based upon declarations of public policy having as their objectives (i) preventing any involvement, direct or indirect, of any unsavory or unsuitable persons in gaming or the manufacture or distribution of gaming devices at any time or in any capacity; (ii) strictly regulating all persons, locations, practices and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (iii) establishing and maintaining responsible accounting practices and procedures; (iv) maintaining effective controls over the financial practices of licensees (including requirements covering minimum procedures for internal fiscal controls and safeguarding assets and revenues, reliable recordkeeping and periodic reports to be filed with Nevada Gaming Authorities); (v) preventing cheating and fraudulent practices and (vi) providing and monitoring sources of state and local revenue based on taxation and licensing fees. Changes in such laws, regulations and procedures, depending upon their nature, could have an adverse effect on the Company's operations.

     Although the Company is not registered with the Nevada Board as a publicly traded corporation, the Company is currently required to provide a copy of all periodic reports and other filings made with the Securities and Exchange Commission to the Nevada Board. Further, even though applications for the approval of associated equipment go through a less comprehensive approval process, the Nevada Board may investigate any individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate of the Company. Officers, directors and certain key employees of the Company may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing. Both require submission of detailed personal and financial information, which is followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation.

     In the event that the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to sever all relationships with that individual. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     In the event that the Company be found to have violated the Nevada Act, the licenses and/or approvals it holds could be limited, conditioned, suspended or revoked. In addition, the Company and the persons involved could be required to pay substantial fines, at the discretion of the Nevada Board, for each separate violation of the Nevada Act. The limitation, conditioning or suspension of any license or approval held by the Company could (and revocation of any license or approval would) materially adversely affect the Company's operations.

     As for security holders of the Company, any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of the Company's voting securities determined if the Nevada Board finds reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation. Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner.

     With respect to its current products, the Company has received associated equipment approval from the Nevada Gaming Authorities for the Shuffler, Fantasy 21, Bonus Blackjack, Danny's Jackpot Dice, Wild Hold'em Fold'em, SecureDrop 2000 and SecureDrop 3000. Although the Company has not yet received final approval for Twin Baccarat and Wild Jackpot Poker, the Company will be conducting field trials for these products during the second quarter of 1999.

     In  order  to  receive final approval of the  Shuffler,  the
Company repurchased from Steven L. Forte, a former employee and director of the Company, and Cheryl Forte (i) 848,682 shares of the Company's common stock (the "Forte Shares"); (ii) option to purchase 20,000 shares of the Company's common stock; and
(iii) royalty rights on sales of the Shuffler, Fantasy 21 and the Safety-Peek playing card (the "Forte Transaction"). As conditions on the final approval of the Shuffler, the Company is required to, among other things, submit a semi-annual report summarizing any interaction with Steven Forte and submit copies of periodic filings made with the Securities and Exchange Commission to the Nevada Board.

     As consideration, the Company executed a promissory note in favor of Steven and Cheryl Forte in the principal amount of $2,351,705 (the "Forte Note"), a security agreement in favor of Steven and Cheryl Forte granting a first security interest in the patents for the Shuffler, Fantasy 21 and the Safety-Peek playing card, and a pledge agreement in favor of Steven and Cheryl Forte whereby the Company pledged the Forte Shares as security for the Forte Note. In December 1998, the Company negotiated the cancellation of the Forte Note, the security agreement and pledge agreement, as well as an unrelated pre-existing promissory note in the principal amount of $130,047.46 (the "Pre-existing Forte Note"), in exchange for $1,250,000 to be paid in three installments of $500,000 on December 7, 1998, $500,000 on December 28, 1998 and $250,000 on January 15, 1999. Upon payment of the $1,250,000, the Company cancelled the Forte Note, the security agreement, the pledge agreement and the Pre-existing Forte Note and received a release from Steven and Cheryl Forte releasing the Company from any and all claims related, either directly or indirectly, to the Forte Transaction. Accordingly, the Company has retired the Forte Shares from the number of shares of common stock outstanding.

     MISSISSIPPI AND OTHER JURISDICTIONS. The Company currently distributes products in Mississippi and South Africa and intends to distribute products in other states and countries. Although the regulatory schemes in these jurisdictions are not identical, their material attributes are substantially similar, as described below.

     The manufacture, sale and distribution of associated equipment and the ownership in each jurisdiction are subject to various provincial, state, county and/or municipal laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in that jurisdiction (the "Gaming Regulators"). These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming equipment manufacturers, distributors and operators, as well as persons financially interested or involved in gaming or liquor operations.

     In many jurisdictions, manufacturing or distributing of gaming supplies may not be conducted unless proper licenses are obtained. An application for a license may be denied for any cause which the Gaming Regulators deem reasonable. In order to ensure the integrity of manufacturers and suppliers of gaming supplies, most jurisdictions have the authority to conduct background investigations of the Company, its key personnel and significant stockholders. The Gaming Regulators may at any time revoke, suspend, condition, limit or restrict a license for any cause deemed reasonable by the Gaming Regulators. Fines for violation of gaming laws or regulations may be levied against the holder of a license and persons involved. The Company and its key personnel have obtained all licenses necessary for the conduct of the Company's business in the jurisdictions in which it manufactures and sells its casino table game products. Suspension or revocation of such licenses could have a material adverse effect upon the Company's operations.

      NATIVE   AMERICAN  GAMING  REGULATION.   Gaming  on   Native
American  lands  is  extensively  regulated  under  federal  law,
tribal-state   compacts  and  tribal  law.    The  Indian  Gaming
Regulatory Act of 1988 ("IGRA") provides the framework for federal and state control over all gaming on Native American land. IGRA regulates the conduct of gaming on Native American
lands and the terms  and  conditions  of   contracts  with  third
parties   for   management   of  gaming   operations.   IGRA   is
administered by the Bureau of Indian Affairs and the National Indian Gaming Commission ("NIGC").

     IGRA classifies games that may be conducted on Native American lands into three categories. "Class I Gaming" includes social games solely for prizes of minimal value, or traditional forms of Native American gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. "Class II Gaming" includes bingo, pulltabs, lotto, punch boards, tip jars, instant bingo, and other games similar to bingo, if those games are played at the same location as bingo is played. "Class III Gaming" includes all other commercial forms of gaming, such as table games, slots, video casino games, and other commercial gaming (e.g. sports betting and pari-mutuel wagering).

     Class I Gaming on Native American lands is within the exclusive jurisdiction of the Native American tribes and is not subject to the provisions of IGRA.

     Class  II  Gaming is permitted on Native American  lands  if
(i) the state in which the Native American lands are located permits such gaming for any purpose by any person, organization or entity; (ii) the gaming is not otherwise specifically prohibited on Native American lands by federal law; (iii) the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the NIGC; (iv) a Native American tribe has sole proprietary interest and responsibility for the conduct of gaming; (v) the primary management officials and key employees are tribally licensed; and (vi) miscellaneous other requirements are met.

     Class III Gaming is permitted on Native American lands if the conditions applicable to Class II Gaming are met and, in addition, the gaming is conducted in conformance with the terms of a written agreement between a tribal government and the government of the state within whose boundaries the tribe's lands are located (a "tribal-state compact").

     IGRA requires states to negotiate in good faith with Native American tribes that seek to enter into a tribal-state compact for the conduct of Class III gaming. Such tribal-state compact may include provisions for the allocation of criminal and civil jurisdiction between the state and the Native American tribe necessary for the enforcement of such laws and regulations, taxation by the Native American tribe of such activity in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach, standards for the operation of such activity and maintenance of the gaming facility, including licensing, and any other subjects that are directly related to the operation of gaming activities. The terms of tribal-state compacts vary from state to state. Tribal-state compacts within one state tend to be substantially similar to each other. Tribal-state compacts usually specify the types of permitted games, entitle the state to inspect casinos, require background investigations and licensing of casino employees, and may require the tribe to pay a portion of the state's expenses for establishing and maintaining regulatory agencies.

     Since  1996,  the Nevada Gaming Authorities have  taken  the position that any Native American tribe operating Class III gaming within the state of California, absent a valid compact with the State of California, was doing so illegally. The legality of certain California Native American compacts is currently the subject of legal and other challenges.

     UNITED STATES - FEDERAL. The Federal Gambling Devices Act of 1962 makes it unlawful for a person to manufacture, deliver or receive gaming machines, gaming machine type devices and components thereof across interstate lines unless that person has first registered with the Department of Justice of the United States.

     APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS. In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its products and its personnel in other jurisdictions throughout the United States and the world where significant sales are anticipated to be made. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained and if obtained will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license, approval or finding of suitability, the Company may be prohibited from selling it products for use in the respective jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to the Company.

MARKETING

     As the gaming industry becomes increasingly more competitive, the Company's strategy is to develop cost-effective niche products and services that increase the security, productivity and profits for the global gaming industry. As part of its strategy, the Company offers to lease or sell its products to casinos and other lawful gaming establishments.

     In order to maintain and expand the market presence of its products, the Company is committed to providing a high level of customer service and support. For example, with respect to the Shuffler, the Company oversees all installations of the Shuffler as well as provides training sessions on the operation of the Shuffler. In addition, the Company offers to its clients located in Nevada and Mississippi the ShuffleMaid service where the Company provides on-site preventative maintenance, on-site repair service and delivery of replacement Shufflers.

COMPETITION

     The gaming industry is extremely competitive. Although the Company has assembled an experienced marketing team that uses its knowledge of the gaming industry to tailor the Company's products and services to the needs of the gaming industry, the Company competes with many established companies that possess resources substantially greater than those of the Company. Generally, the Company competes with other companies that are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company now has, or will have in the foreseeable future.

     Even though the Company's overall strategy is to compete on the basis of quality and price, the competitive pressures of the gaming industry will require the Company to invest in additional research and development. The constant need to update and innovate may result in increased costs for and reduced margins on the Company's products and services.

MANUFACTURING

     Until March 1999, the Company maintained a manufacturing facility in Boise, Idaho for the production of the Shuffler and Fantasy 21. In March 1999, the Company relocated the substantial portion of its manufacturing facilities to its principal offices in Las Vegas, Nevada. Fantasy 21 is produced in batches of 50 units and, from the point of ordering components to completion, takes twelve to fourteen weeks to produce each batch. The Company employs a combination of employees and contract laborers in the manufacturing process. As for the Shuffler, as
of  March   1999,  the  Company  has  completed   production   of
170  units  and has  obtained components to produce approximately
350  additional  units.   As  for   SecureDrop,  the  Company  is
manufacturing the necessary components at its principal offices in Las Vegas, Nevada through the use of employees, contract
laborers and  third-party  manufacturers.   The  key  third-party
manufacturers for SecureDrop are Tripp Plastics Components of Las Vegas, Nevada and River Electronics of Las Vegas, Nevada, both of which have over fifteen years and twenty years of experience, respectively, in the gaming industry. The Company has produced 200 units of SecureDrop and anticipates producing another 1,000 units by April 1999. Since the Company has licensed the rights to the Safety-Peek Card to GEMACO and the US Playing Card Company, the Company does not have manufacturing facilities for this product.

RESEARCH AND DEVELOPMENT

     To date, most of the time and effort of the Company has been spent on research and product development. The Company or its predecessors incurred research and development costs aggregating $200,611, $464,304 and $244,117 for the years ended December 31,
1998, 1997 and 1996, respectively. These funds were expended on engineering, tooling, parts and other related expenditures. To develop innovative and competitive products, the Company intends to emphasize research and development of new products as funding and cash flow allow.

DISTRIBUTION

     The Company presently intends to market and distribute its products (1) directly through the Company's sales force;
(2) through distributors with a significant market presence in certain specified markets; or (3) through original equipment manufacturers ("OEM's"). An OEM is independent manufacturer who utilizes and incorporates certain component parts or systems manufactured by third parties, such as the Company, in the manufacturing and/or assembling of products.

     As a means of increasing the global exposure of the Company's products, the Company entered into various exclusive distribution agreements. The Company currently has an exclusive five-year distributorship agreement with Sodak Gaming, Inc. ("Sodak") whereby the Company grants Sodak a certain exclusive territory and offers Sodak a minimum discount of twenty-five percent (25%) less than the promoted retail price in Nevada. The territory includes all Indian lands of the United States and First Nation/Aboriginal Lands in Canada, Deadwood, South Dakota and the Miss Marquette Riverboat and Casino, Marquette, Iowa. The Company also has an exclusive five-year distributorship agreement with RGB SDN BHD, a Malaysia corporation, whereby the Company offers to RGB SDN BHD a discount similar to that given to Sodak for the entire Asian Rim area, including, but not limited to, Malaysia, Singapore, China, Hong Kong, Korea, Vietnam, Indonesia, Thailand, The Philippines, Nepal, Cambodia, India, Sri Lanka, Macau, Myanmar, Laos, Cruise Ships based in Malaysia, Singapore and Hong Kong. The territory specifically excludes Japan, Australia and New Zealand which will be treated as common distributor areas. Additionally, the Company has an exclusive five-year distributorship agreement with H. Joel Rahn (company name to be designated). The Company offers to H. Joel Rahn a discount similar to that given to Sodak for a territory consisting of South America, Central America, the Caribbean Islands, the State of Florida and Cruise Ships worldwide, excluding Cruise Ships based in Malaysia, Singapore, Hong Kong and the Bahamas. The Company has also entered into an exclusive five-year distributorship agreement with Belgian Gaming Technology, a Belgian corporation, with respect to all countries in the European Commonwealth, Eastern Europe and Africa with the exclusion of South Africa and ferry ships.

LICENSING

     The Company has granted joint exclusive licenses to GEMACO and to The US Playing Card Company for the Safety Peek Playing Card. The terms of the GEMACO agreement provides for a royalty of $.04 per deck of playing cards being paid to the Company on a quarterly basis. Additionally, GEMACO agreed that during the term of the agreement, it will use $.02 on each deck for promotion and advertising of the product. The US Playing Card Company pays a royalty of $.075 per deck.

     Technology Development Center, LLC, has granted an exclusive license to the Company relating to its technology known as a "Coin Operating Machine Having An Electronically Identified Coin Collection Box". The geographical scope of the license is the United States of America and all foreign countries. Pursuant to the terms of the license agreement, the Company agreed to pay
Technology Development Center, LLC (i) $50,000 in five monthly installments beginning on November 14, 1997 and (ii) for $50,000 payable in twelve monthly installments beginning on April 15, 1998. The Company shall pay a royalty of $7.50 per each licensed product sold, rented, leased, or otherwise used for profit, provided that the Company receives a net compensation in excess of $7.50 for each licensed product sold. On July 31, 1998, the Company and Technology Development Center, LLC amended the license agreement such that the Company will make monthly payments of $5,000 from August 1998 to October 1998, make a payment of $2,500 in November 1998, and convert the remaining balance of $51,250 in principal and interest into 20,500 Common Shares at a conversion rate of $2.50 per Common Share. Through this amendment, the Company reduced its cash payment requirements and related expenses.

INTELLECTUAL PROPERTY RIGHTS

     The Company has secured and endeavors to secure, to the extent possible, exclusive rights in its products and games, primarily through federal and foreign intellectual property rights, such as patents and trademarks. The United States Patent and Trademark Office has issued patents to the Company or its predecessors covering the Shuffler, Fantasy 21 and SecureDrop. The Company has applied for various other patents with respect to other concepts and products. Further, in order to protect potential foreign sources of income, the Company has filed patent applications and trademark applications in strategically selected foreign countries. There can be no assurance that any of the pending U.S. or foreign patent or trademark applications will issue as patents or trademark registrations, respectively, or that any of these rights will not be infringed by others or that already issued patents or trademark registrations will not be invalidated or canceled. None of the foregoing measures provides assurance that the Company's proprietary games or the concepts incorporated in the games could not be successfully duplicated by third parties. Third parties could infringe on the Company's rights, or the Company's proprietary products and games, and could be successfully duplicated without infringing on the
Company's legal rights. Many elements incorporated in the Company's proprietary products and games are in the public domain or otherwise not susceptible to legal protection, and the steps taken by the Company will not, in and of themselves, preclude competition with the Company's proprietary products and games.

EMPLOYEES

     As  of  February  28,  1999, the Company  had  32  full-time
employees.   The Company will, as operations demand, sub-contract
the   balance   of  its  employment  needs  through   independent
contractors.

ITEM 2.   DESCRIPTION OF PROPERTY

      The Company leases its principal offices and manufacturing facilities at 6744 S. Spencer Street, Las Vegas, Nevada 89119. The lease is for approximately 19,000 square feet with a monthly cost of approximately $11,600. The Company believes that its existing leased premises are sufficient for its current business operations. As described in Item 1. "Description of Business-Manufacturing," the Company relocated the substantial portion of its manufacturing facilities from Boise, Idaho to Las Vegas, Nevada in March 1999.

ITEM 3.   LEGAL PROCEEDINGS

      On November 18, 1998, a complaint, JEWISH FEDERATION OF LAS VEGAS V. CASINOVATIONS INCORPORATED (Eighth Judicial District Court, Case No. A396031), was filed against the Company by the owner of the premises at which the Company formerly located its principal offices. This complaint alleges breach of contract with respect to the lease agreement by and between the Company and the owner when the Company vacated the premises on or about June 1, 1998. The Company vacated the premises on grounds that the premises were sinking and structurally unsound. Although the owner has requested damages in excess of $10,000 and applicable attorneys' fees, the matter has been assigned to arbitration. Management intends to vigorously defend the Company against all allegations.

      On December 22, 1998, the Company received a letter from a stockholder which purchased 200,000 shares of the Company's common stock (the "Disputed Shares") issued in conjunction with the Offering (as defined below). Although the stockholder's subscription agreement was accepted by the Company on December 4, 1998 and although the Disputed Shares were issued to the stockholder on December 14, 1998, the stockholder asserts that it has the right to rescind said subscription agreement and that it desires to rescind said subscription agreement. Since the receipt of the letter, the Company, First Global Securities, Inc., the placement agent involved with the sale of the Disputed Shares ("First Global"), and Noble Trenham, President of First Global, have held certain discussions with the stockholder regarding the matter. On February 26, 1999, the stockholder's counsel sent a written demand for return of the subscription amount by March 2, 1999 or a lawsuit would be filed against the Company, the Company's directors, First Global and Mr. Trenham. As a result of the demand made by the stockholder, the Company has obtained an indemnification from First Global and Mr. Trenham. First Global and Mr. Trenham have agreed to indemnify, defend and hold harmless the Company of and from any and all claims, losses, liens, expenses, costs, damages, obligations and liabilities of any nature whatsoever incurred by the Company, including, without limitation, reasonable attorneys' fees and costs incurred by the Company, as a result of, or in connection with and all demands, settlements, rulings, orders, findings or judgments against the Company related to, the Disputed Shares and any other related matter, including, but not limited to, the repayment of the funds paid by the stockholder for the Disputed Shares and the return of the commission paid by the Company to First Global with respect to the Disputed Shares. On March 24, 1999, the Company agreed to rescind the subscription on or before April 30, 1999, in exchange for the Company's payment of $450,000. Mr. Trenham and First Global have agreed to pay $50,000 to the stockholder. The Company has reserved all rights to seek indemnification against Mr. Trenham and First Global.

     On March 18, 1999, Shuffle Master, Inc. ("Shuffle Master") filed a complaint in the District Court, Clark County, State of Nevada (Case No. A400777) against former employees of Shuffle Master (who are now employees of the Company) and the Company. The complaint alleges, among other things, fraud, breach of contract and conversion against certain of these former employees of Shuffle Master and violation of Nevada's Trade Secret Act, interference with contractual relations, breach of contract, violations of the Lanham Act and civil conspiracy to commit fraud against certain of these former employees of Shuffle Master and the Company. Management believes that the complaint is without merit and intends vigorously to defend the allegations contained therein.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     MARKET INFORMATION

      The Company's common stock is not presently traded on a public trading market, although the Company anticipates that trading in the over-the-counter market will begin in the second quarter of 1999.

     COMMON STOCK, OPTIONS AND WARRANTS

      As of January 31, 1999, there were 7,295,420 shares of the Company's common stock outstanding and approximately 430 holders of the Company's common stock. In connection with the resolution of the stockholder dispute, the Company may reacquire 200,000 shares by April 30, 1999. See Part II. "Item 3. Legal Proceedings."

     As of December 31, 1998, the Company has issued options to purchase an aggregate of 855,000 shares of the Company's common stock. In addition, the Board of Directors of the Company adopted the Casinovations Incorporated Stock Option Plan (the "Plan"). Under the Plan, which is subject to the approval of the Company's shareholders, the Company is authorized to issue stock options for a total up to 500,000 shares of the Company's common stock to selected officers, directors, employees consultants, advisers, independent contractors and agents of the Company. With respect to administration of the Plan, the Board of Directors of the Company has established a committee consisting of three outside directors, Bob L. Smith, David E. Sampson and Ronald O. Keil.

     In 1996 and 1997, the Company issued four classes of warrants, Class A, Class B, Class C and Class D. In July 1996, the Company's Board of Directors authorized the pro rata distribution of 200,000 Class A Warrants, 200,000 Class B Warrants and 250,000 Class C Warrants to all record shareholders of the Company as of July 22, 1996. The Class A Warrants were exercisable into shares of the Company's common stock at a price of $3.75 per share, the Class B Warrants at a price of $4.00 per share and the Class C Warrants at a price of $6.00 per share. The Class A, Class B and Class C Warrants are exercisable over a four-year period ending July 2000 and are callable with thirty-day notice at a price of $.001 per under share of common stock. Subsequently, in June 1997, the Company's Board of Directors authorized the distribution of 200,000 Class D Warrants to certain shareholders for financing purposes. The Class D Warrants are exercisable into shares of the Company's common stock at the purchase price of $1.50 per share. Although the Class D Warrants are exercisable for two years beginning January 31, 1997, all Class D Warrants have been exercised.

     In April 1998, certain holders of the Class A Warrants transferred and assigned a portion of their Class A Warrants to Richard S. Huson, VIP's Industries, Inc., an entity controlled by Bob L. Smith, a director of the Company, David Goldsmith, Jay Willoughby, and Richard Jaslow as a means of securing convertible debt financing for the Company. On December 31, 1998, the holders of such convertible debt financing converted their holdings at a rate of $2.13 per share for an aggregate of 235,012 shares of the Company's common stock.

     On September 11, 1998, the Company's Board of Directors called the Class B Warrants and Class C Warrants such that the holders of the Class B Warrants and the Class C Warrants possessed the right to exercise such warrants at $4.00 and $6.00 per share, respectively, until October 11, 1998. Since no holders of the Class B Warrants and Class C Warrants exercised such warrants, the Company issued to all holders of the Class B Warrants and Class C Warrants $.001 per underlying share of common stock pursuant to the terms of such warrants. Currently, only the Class A Warrants are outstanding.

      In addition to the Class A, Class B, Class C and Class D Warrants, in connection with the "Offering" (defined below), the Company agreed to grant First Global Securities, Inc. and Grant Bettingen, Inc. (collectively, the "Placement Agents") warrants to purchase 550,000 shares of common stock at an exercise price of $3.00 per share. Pursuant to the placement agreement dated September 17, 1998 by and between the Company and the Placement Agents, as amended January 5, 1999, the Company agreed to grant the Placement Agents warrants to purchase 332,500 shares of common stock at an exercise price of $3.00 per share so long as all of the shares under the Offering were sold by January 30, 1999. Although the Offering has been completed and all the shares offered pursuant to the Offering have been sold, the Company has not issued the aforementioned warrants to the Placement Agents pending a resolution of the matter with a certain stockholder. See Part I. "Item 3. Legal Proceedings."

     DIVIDEND POLICY

     The Company has never declared or paid cash dividends on its common stock. The Company presently intends to retain earnings to finance the operation and expansion of its business and does not anticipate declaring cash dividends in the foreseeable future.

     USE OF PROCEEDS

     The Company filed a Registration Statement on Form SB-2 (Registration No. 333-31373) (the "Registration Statement") for, among other things, the offer and sale of 1,500,000 shares of the Company's common stock at $2.50 per share (the "Offering"). In addition, the Registration Statement registered 2,107,973 shares on behalf of certain selling security holders, consisting of 319,825 shares on behalf of Company officers, directors and affiliates, 828,177 shares on behalf of persons who acquired shares in previous private placements and 959,971 shares on behalf of unaffiliated shareholders and 200,000 shares underlying the Class A Warrants.

     On January 30, 1999, the Company concluded the Offering in which the Company received gross proceeds of $3,794,360. After the payment of commissions to the Placement Agents, the Company received net proceeds of $ 3,567,613. The Company allocated the net proceeds from the Offering as follows: (i) $1,250,000 for the purposes of canceling, among other things, an indebtedness of $2,351,705 owed by the Company to Steven and Cheryl Forte; (ii) $50,000 for the purposes of reducing certain indebtedness owed to Bob L. Smith, a director and shareholder of the Company; (iii) $153,000 for the purposes of purchasing additional equipment and tooling; (iv) $566,600 for inventory; and (v) $1,541,013 for the purposes of funding working capital and other expenses. In connection with the resolution of the stockholder dispute, the Company may reacquire 200,000 shares by April 30, 1999. See Part
II. "Item 3. Legal Proceedings."

     For the year ended December 31, 1998, the Company issued 446,416 shares of common stock without registering said shares of common stock under the Securities Act of 1933, as amended (the "Securities Act"). All 446,416 shares issued by the Company are restricted securities. The Company issued the aforementioned shares of common stock as follows: (i) 30,000 shares in August 1998 as part consideration for the purchase of certain assets of Gaming 2000, LLC; (ii) 65,250 shares in November 1998 as a result of the conversion of certain indebtedness owed by the Company;
(iii) 50,000 shares in December 1998 as payment for advertising services; (iv) 2,000 shares in December 1998 as a gift to employees of the Company; and (v) 299,166 shares in December 1998 as a result of the conversion of certain indebtedness owed by the Company. As a result of the issuance of these shares of common stock, the Company did not receive any cash proceeds.

     With respect to the 2,000 shares of common stock issued to the Company's employees, the Company issued the shares as a gift such that the issuance did not constitute a "sale", "offer to sell", "offer for sale", or "offer" as contemplated under Section 2(3) of the Securities Act. Accordingly, the issuance is exempt from the registration requirements of Section 5 of the Securities Act. As for the balance of the 446,416 shares issued by the Company, the Company relied upon Section 4(2) of the Securities Act in that the recipients of the shares of common stock were all accredited investors with pre-existing relationships with the Company. Accordingly, the issuance of these shares of common stock is exempt from the registration requirements of Section 5 of the Securities Act.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") such as statements relating to plans for future expansion, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to liquidity requirements for the Company, the continued growth of the gaming industry, the success of the Company's product-development activities, vigorous competition in the gaming industry, dependence on existing management, relocation of manufacturing facilities, gaming regulations (including actions affecting licensing), leverage and debt service (including sensitivity to fluctuations in interest rates), issues related to the Year 2000, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

OVERVIEW

     The   Company's   primary  business  is   the   development,
manufacturing and marketing of various gaming concepts and products that increase the security, productivity and profits for the global gaming industry.

     From inception through December 31, 1998, the Company has been a "Development Stage Company" performing research and development, product prototyping, field testing of products, development of manufacturing capabilities, acquiring inventory, development of distribution channels, staffing (including the four top sales executives from a major shuffler competitor) and obtaining a building with sufficient capacity to house future growth. Beginning January 1999, the Company anticipates sales development and revenue growth to be an operating company.

     In December 1998, the Nevada Board issued its approval for the Company to sell the Shuffler. As of February 22, 1999, the Company had placed 54 Shufflers under rental contracts and had commitments for an additional 158 units. The Company has the majority of the parts required to build an additional 350 Shufflers. Additionally, the Company has received purchase commitments for an aggregate of 1,200 units of its "SecureDrop" products. The Company is currently negotiating for tooling and product sufficient to build 60,000 SecureDrop units in 1999. The Company believes that customer interest in both the Shuffler and SecureDrop products continues to be very high.

     From April 1998 through January 1999, the Company conducted a public offering for 1,500,000 shares of its common stock at $2.50 per share (the "Offering"). In addition, the Company registered 2,107,973 shares of common stock on behalf of certain selling shareholders and 200,000 shares of common stock underlying the Class A Warrants. The Company used the proceeds from the Offering for the payment of operating expenses, funding of working capital and the reduction of debt. See Part II. "Item
5. Market for Common Equity and Related Stockholder Matters - Use of Proceeds."

      The following discussion summarizes the Company's results of operations for the years ended December 31, 1998, 1997 and 1996 and the Company's liquidity and capital resources.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

     REVENUES. For the twelve months ended December 31, 1998, the Company generated total revenues of $29,670 compared to $13,516 for the twelve months ended December 31, 1997. The revenues for the twelve months ended December 31, 1998 consisted of Shuffler rentals of $20,894, Shuffler sales of $3,860, interest income of $1,215 and distributor's commissions and Fun Pit Collection rentals of $1,230.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the twelve months ended December 31, 1998, selling, general and administrative expenses increased approximately $838,565, or 46%, to $2,664,815 compared to $1,826,250 for the twelve months ended December 31, 1997. This increase was primarily attributable to costs associated with the development and marketing of the Company's products and the expansion of the Company's operations. For the twelve months ended December 31, 1998, selling, general and administrative expenses included: salaries and related costs of $947,318; consulting services of $268,345; cost of gaming industry shows $140,892; travel and entertainment costs of
$194,952; printing and office expense, including rent of $332,544; and legal expenses of $135,431. In addition, the
Company had depreciation and amortization of $123,128 and amortized deferred interest of $0 compared to $40,262 and $186,000, respectively, for the twelve months ended December 31, 1998 and 1997, respectively.

     INTEREST EXPENSE. For the twelve months ended December 31, 1998, the Company incurred interest expenses of $383,189 compared to $329,033 for the twelve months ended December 31, 1997. This increase was primarily attributable to the increased borrowings of the Company.

     OTHER INCOME. For the twelve months ended December 31, 1998, the Company received net proceeds of $2,088,630 from the sale of common stock and received proceeds of $985,796 from the issuance of long-term debt. In addition, for the twelve months ended December 31, 1998, the Company received loans from shareholders in the amount of $1,368,000 and repaid loans from shareholders in the amount of $3,006. As a result, the Company received $4,439,420 in net cash from financing activities.

     NET INCOME (LOSS). For the twelve months ended December 31, 1998, the Company had a net loss of $3,373,144, an increase of $767,073, compared to a net loss of $2,606,071 for the twelve months ended December 31, 1997. The increase in net loss was primarily due to continued development of the Company's products and the expansion of the Company's operations. Basic loss per share was $.53 for the twelve months ended December 31, 1998 compared to $.47 the twelve months ended December 31, 1997.

YEARS ENDED DECEMBER 31, 1997 AND 1996

     REVENUES. For the twelve months ended December 31, 1997, the Company generated total revenues of $13,516 compared to $4,253 for the twelve months ended December 31, 1996. These revenues consisted of card royalties of $2,226, interest income of $8,290 and the sale of patent rights of $3,000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the twelve months ended December 31, 1997, selling, general and administrative expenses increased approximately $848,423, or 87%, to $1,826,250 compared to $977,827 for the twelve months ended December 31, 1996. This increase was primarily attributable to costs associated with the development and marketing of the Company's products and the expansion of the Company's operations. For the twelve months ended December 31, 1997, selling, general and administrative expenses included: salaries and related costs of $419,101; consulting services of $627,913; cost of gaming industry shows $151,425; travel and entertainment costs of $313,475; printing and office expense, including rent of $166,922; and legal expenses of $72,785. In addition, the Company had depreciation and amortization of $40,262 and amortized deferred interest of $186,000 compared to $2,553 and $46,500, respectively, for the twelve months ended December 31, 1996, respectively.

     INTEREST EXPENSE.  For the twelve months ended December  31,
1997,   the  Company   incurred  interest  expenses  of  $329,033
compared to $414,723 for the twelve months ended December 31, 1996.

     OTHER INCOME. For the twelve months ended December 31, 1997, the Company received net proceeds of $1,015,510 from the sale of common stock and received proceeds of $744,600 from the sale of long-term debt. In addition, for the twelve months ended December 31, 1997, the Company received loans from shareholders in the amount of $120,000 and repaid loans from shareholders in the amount of $38,866. As a result, the Company received $1,841,244 in net cash from financing activities.

     NET INCOME (LOSS). For the twelve months ended December 31, 1997, the Company had a net loss of $2,606,071, an increase of $921,344, compared to a net loss of $1,684,727 for the twelve months ended December 31, 1996. The increase in net loss was primarily due to continued development of the Company's products and the expansion of the Company's operations. Basic loss per share was $.47 for the twelve months ended December 31, 1997 compared to $.41 the twelve months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW. Management is currently developing business plans and operations such that the Company is expected to cover operating expenses through cash flow from operations assuming immediate commencement of normal sales activities. Although the Company is currently relying upon the proceeds of the Offering and advances from its principal shareholder for liquidity requirements, the Company is constantly exploring and evaluating additional sources of financing.

     OFFERING. The Company completed its Offering of common stock on January 30, 1999. As a result of the sale of shares pursuant to the Offering, the Company received gross proceeds of $3,794,360. The Company received net proceeds of $2,088,630 during the twelve months ended December 31, 1998. See Part II. "Item 5. Market for Common Equity and Related Stockholder Matters." The Company has agreed to rescind the sale of 200,000 shares issued in the Offering. See Part I. "Item 3. Legal Proceedings."

     CONVERTIBLE DEBT. The Company has received proceeds of $1,800,000 from the placement of convertible debt in the first quarter of 1999. The debt accrues interest at 9.5% per annum and is convertible into restricted shares of common stock after six months at $2.60 per share. Each purchaser of a $50,000 unit of convertible debt also received warrants for the purchase of 9,100 shares of common stock at $3.00 per share. The convertible debt issue was completed in March 1999.

     WORKING CAPITAL. At December 31, 1998, the Company had cash, cash equivalents and investments of $200,749 compared to $119,389 at December 31, 1997. At December 31, 1998, the
Company's working capital deficit was $632,024 compared to a deficit of $1,031,024 at December 31, 1997. At December 31, 1998, the Company's current ratio, I.E. the ratio of current assets to current liabilities, was 0.62:1 compared to 0.26:1 at December 31, 1997. During the twelve months ended December 31, 1998, the Company relied upon loans from its principal shareholder and other directors, and other private and institutional sources of debt and equity capital of $4,442,426. Until the Company's normalized sales levels are achieved, the Company will be relying upon cash generated from the Offering,loans from the Company's principal shareholder and other directors, and other private and institutional sources of debt and equity capital for working capital purposes.

     LEASE FINANCING. As of December 31, 1998, the Company received proceeds of $947,100 from certain lease financing with an unrelated leasing company whereby the Company sold and leased back all of its furniture, equipment and tooling, and 70 units of the Shuffler.

     CASH FLOW. For the year ended December 31, 1998, net cash used in operating activities was $(3,069,479) compared to $(1,949,467) for the year ended December 31, 1997. The cash used in operating activities reflects depreciation and amortization of $123,128 compared to $40,262 for the year ended December 31, 1997; stock and options used for services of $541,108 compared to $136,000 for the year ended December 31, 1997; compensation value of cash stock sales of $0 compared to $177,000 for the year ended December 31, 1997; stock and option issued for additional interest of $133,124 compared to $117,332 for the year ended
December 31, 1997; amortization of deferred interest of $0 compared to $186,000 for the year ended December 31, 1997; increases/decreases in accounts receivable of $(4,003) compared to $15,327 for the year ended December 31, 1997; increases/decreases in inventory of $574,369 compared to $181,437 for the year ended December 31, 1997; increases/decreases in prepaid expenses of $(1,104) compared to $39,276 for the year ended December 31, 1997; increases/decreases in other assets of $95,102 compared to $41,600 for the year ended December 31, 1997; increases/decreases in accounts payable of $368,038 compared to $335,459 for the year ended December 31, 1997; and increases/decreases in accrued expenses of $37,479 compared to $(57,809) for the year ended December 31, 1997.

     For the year ended December 31, 1998, net cash from financing activities was $4,439,420 compared to $1,841,244 for the year ended December 31, 1997. The increase is primarily attributable to the proceeds received from the Company's Offering. The cash from financing activities consisted of $2,088,630 from the sale of common stock, proceeds of $985,796 from long-term debt, proceeds of $1,368,000 from shareholder loans and repayment of notes payable of $3,006.

     CAPITAL EXPENDITURES. In June 1998, the Company opened its manufacturing facilities to Boise, Idaho. The Company entered into a one-year lease for its new 4,000 square foot manufacturing facility. The Company relocated its manufacturing operations to its principal offices in Las Vegas, Nevada in March 1999, at a cost of approximately $5,000. In addition, the Company has planned expenditures of $300,000 for additional tooling. For the twelve months ended December 31, 1998, the Company used net cash in investing activities of $1,288,582 consisting of: acquired plant and equipment valued at $153,473; increased patents and trademarks by $19,023; and purchased and retired treasury stock for $1,116,086. For the twelve months ended December 31, 1997, the Company used net cash in investing activities of $325,266 consisting of: acquired plant and equipment valued at $296,156; and increased patents and trademarks by $29,110.

     RETIREMENT OF DEBT. As part of a transaction where the Company repurchased the shares of common stock, among other things, from Steven L. Forte, a former employee, director and shareholder of the Company, the Company executed a promissory note in the original principal amount of $2,351,705. The promissory note dated December 3, 1998 had an interest rate of 6.5% during the first year and 8% thereafter and was amortized over a ten-year schedule with payments of interest only during the first year, payable on the six-month and twelve-month anniversary of the promissory note and payments of principal and interest thereafter on a monthly basis. Through a December 1998 letter agreement, the Company negotiated the cancellation of the promissory note, as well as the cancellation of the security for the promissory note and the cancellation of an unrelated promissory note in the original principal amount of $130,047.46, in exchange for three payments in the aggregate amount of $1,250,000: $500,000 on

December  7, 1998,  $500,000 on December 28, 1998 and $250,000 on
January 15, 1999. On January 15, 1999, the Company made the last payment and cancelled the promissory note, the security for the promissory note and the unrelated promissory note.

     In addition, the certain individuals, including three directors of the Company, entered into a transaction with Randy
D. Sines, a former officer and director of the company, whereby Mr. Sines would (i) sell to these individuals all of his shares of the Company's common stock and (ii) transfer to and/or cancel in favor of the Company certain debts, options and warrants, in exchange for payment of $1,250,000 from these individuals. The transaction involved the following items: (i) 885,560 shares of the Company's common stock (including 470,851 shares with restrictions imposed by the State of California Department of Corporations, 326,153 shares restricted under Rule 144 and by agreement, and 88,556 shares registered pursuant to the Offering); (ii) options to purchase 20,000 shares of common stock at $1.50 per share; (iii) options to purchase 175,000 shares of common stock from the Company's principal shareholder; (iv) a certain promissory note in the original principal amount of $150,000; (v) certain warrants; and (vi) certain royalty rights from the sale of the Shuffler, Fantasy 21 and Safety-Peek. Although the Company did not pay any portion of the $1,250,000 paid to Mr. Sines, the Company did receive a benefit through the cancellation of the aforementioned promissory note, options and royalty rights.

OUTLOOK

     Based on presently known commitments and plans, the Company believes that it will be able to fund 1999 operations and required expenditures through cash on hand, cash flow from operations, cash from private placement of debt and lease financing sources. In the event that such sources are insufficient, the Company will need to seek cash from private or public placements of debt or equity, institutional or other lending sources or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources.

YEAR 2000

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

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

     SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred. Effective January 1, 1998, the Company adopted SOP 98-1. Costs capitalized by the Company during the year ended December 31, 1998 in accordance with these guidelines were not significant.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however it believes that it has not to date engaged in significant transactions encompassed by the statement.

     Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has operated in one business segment only.

     Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position. The Company is in its development stage and has not initiated benefit plans to date, which would require disclosure under the statement.

RISK FACTORS AND FORWARD LOOKING INFORMATION

     THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND
SECTION 21E OF THE EXCHANGE ACT. SUCH STATEMENTS REFER TO EVENTS THAT COULD OCCUR IN THE FUTURE OR MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "INTEND," "PLAN," "BELIEVE," CORRELATIVE WORDS, AND OTHER EXPRESSIONS INDICATING THAT FUTURE EVENTS ARE CONTEMPLATED. SUCH STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS PROSPECTUS. IN ADDITION TO THE OTHER INFORMATION CONTAINED HEREIN, INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS.

NO ESTABLISHED BUSINESS; LACK OF OPERATING RESULTS; NO INDEPENDENT MARKET RESEARCH OF POTENTIAL DEMAND FOR CURRENT OPERATIONS. The Company has been in the development stage and has only recently commenced sales of its products. The Company's activities have been limited to analyzing the gaming industry, consulting with persons in the gaming industry, negotiating interim financing arrangements, developing products, establishing a distribution network for its products, marketing its products to the gaming industry, manufacturing its products and commencing product sales. Although the Company anticipates sales development and revenue growth beginning with the first quarter of 1999, there is no guarantee that the Company will generate sufficient revenue to sustain its operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for the Company's business operations.

REGULATION. The gaming industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming commissions or similar regulatory authorities of each jurisdiction. Generally, the Company and other entities which seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization) which are then reviewed for approval. The Company may incur significant expenses in seeking to obtain licenses for its gaming products and concepts, and no assurance can be given that its products will be approved in any particular jurisdiction. The failure to obtain such approval in any jurisdiction in which the Company may seek to introduce its products or concepts, could have a material adverse effect on the Company's business. See Part I. "Item 1. Description of Business
- Regulation."

ADDITIONAL FINANCING MAY BE REQUIRED. Based on presently known commitments and plans, the Company believes that it will be able to fund its 1999 operations and required expenditures through cash on hand, cash flow from operations, proceeds from the sale of common stock, cash from private placement of debt and lease financing sources. In the event that such sources are insufficient, the Company will need to seek cash from private or public placements of debt or equity, institutional or other lending sources or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully locate necessary liquidity sources.

INFLUENCE ON ELECTION OF DIRECTORS AND ALL OTHER MATTERS BY CURRENT OFFICERS AND DIRECTORS. The officers and directors of the Company own approximately 52.4% of the outstanding common shares. As a result, the officers and directors of the Company, through their aggregate ownership of the Common Shares, will be able to influence the election of directors and all other matters submitted to a vote of the Company's shareholders.

UNCERTAINTY OF MARKET FOR COMPANY'S PRODUCTS. The Company has various gaming products, such as the Shuffler and SecureDrop, and variations of traditional games of Blackjack and Poker, that are ready for distribution. Despite the additions to the Company's product line, the Company has only recently completed the development process for some of its gaming products. Although the market appears to be receptive to the Company's products, there is no guarantee that the market will remain receptive and that the Company's future products will be received by the market in the same manner.

BENEFIT TO MANAGEMENT. The Company may, in the future, compensate the Company's management with substantial salaries and other benefits. The payment of future larger salaries, commissions and the costs of these benefits may be a burden on the Company and may be a factor in limiting or preventing the Company from achieving profitable operations in the future. However, the Company would not continue to compensate management with such substantial salaries and other benefits under circumstances where to do so would have a material negative effect on the Company's financial condition.

NO DIVERSIFICATION. The Company intends to manufacture and market certain gaming products and concepts. Therefore, the Company's financial viability will depend almost exclusively on its ability to generate revenues from its operations and the Company will not have the benefit of reducing its financial risks by relying on revenues derived from other operations.

STOCKHOLDERS  MAY BEAR RISK OF LOSS.  The capital  stock  of  the
Company is at risk of complete loss if the Company's operations are unsuccessful.

FINANCIAL CONDITION. There can be no assurance that the Company will have adequate funds to pay all of its operating expenses or that the Company can be operated in a profitable manner. Profitability depends upon many factors, including the success of the Company's operations.

COMPETITION. There is significant competition in the gaming industry. The Company competes with established companies and other entities (many of which possess substantially greater resources than the Company). Almost all of the companies with which the Company competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company now has, or will have in the foreseeable future. It is also likely that other competitors will emerge in the near future. There is no assurance that the Company will continue to compete successfully with other established gaming product manufacturers. The Company shall compete on the basis of quality and price. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein. See Part I. "Item 1. Description of Business - Competition."

RISKS OF PROPRIETARY PRODUCTS AND GAMES. The Company places its proprietary products and games, except SecureDrop, in casinos under short-term lease arrangements, making these games susceptible to replacement due to pressure from competitors, changes in economic conditions, obsolescence, and declining popularity. The Company intends to maintain and expand the number of installed proprietary products and games through enhancement of existing products and games, introduction of new products and games, and customer service, but there can be no assurance that these efforts will be successful. Introduction of new proprietary products and games involves significant risks, including whether the Company will be able to place its products and games with casinos, the economic terms on which casinos will accept the products and games, the popularity of the products and games with gaming patrons, and whether a successful game can maintain its popularity over the long term. If the Company is not successful in introducing new games, the effects on the Company could be adverse. The Company has filed trademark and patent applications to protect its intellectual property rights in certain of its trademarks and innovations on certain of its proprietary games, respectively. At this time, however, the United States Patent and Trademark Office has not acted upon all of these applications. There can be no assurance that the pending patent or trademark applications will actually issue as patents or trademark registrations or that any of these rights will not be infringed by others. Certain of the Company's products and games do may have independent protection of the game itself, and it is possible that competitors could produce a similar product or game without violating any legal rights of the Company. The

Company intends to promote aggressively its trademarks to build goodwill and customer loyalty. In addition, the Company intends to improve and add innovations to certain of its games, which may be subject to legal protection. There can be no assurance, however, that the Company will be successful in these efforts, that innovations will be subject to legal protection, or that the innovations will give a competitive advantage to the Company. See Part I. "Item 1. Description of Business - Intellectual Property."

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK. This Report contains forward-looking statements including statements regarding, among other items, the Company's growth strategies and anticipated trends in the Company's business and demographics. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described in this section "Risk Factors and Forward Looking Statements," including among others, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will be accurate.

LACK OF DIVIDENDS. There can be no assurance that the operations of the Company will become profitable. At the present time, the Company intends to use any earnings which may be generated to finance the growth of the Company's business. See Part II. "Item 5. Market for Common Equity and Related Stockholder Matters
- Dividend Policy."

DEPENDENCE ON KEY INDIVIDUALS. The future success of the Company is highly dependent upon the management skills of its key employees and the Company's ability to attract and retain qualified key employees. The inability to obtain and employ these individuals would have a serious effect upon the business of the Company. The Company has entered into employment agreements with Steven J. Blad, and Jay L. King and is currently negotiating employment agreements with several of its employees. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract or retain the additional skilled personnel required.

DEPENDENCE ON CHAIRMAN OF THE BOARD AND OTHER DIRECTORS. During 1998 and 1997, the Company's Chairman of the Board of Directors and certain other directors have made significant loans to the Company to provide necessary liquidity to the Company. As of December 31, 1998, such outstanding loans were $1,385,000. There is no obligation of any kind by such persons to continue lending funds to the Company, and there is no assurance whatsoever that such persons would be willing or able to make such loans available in the future if the Company is in need of funds.

VULNERABILITY TO FLUCTUATIONS IN THE ECONOMY. Demand for the Company's products is dependent on, among other things, general economic conditions and international currency fluctuations which are cyclical in nature. Prolonged recessionary periods may be damaging to the Company.

"PENNY"  STOCK  REGULATION  OF  BROKER-DEALER  SALES  OF  COMPANY
SECURITIES.   The Company intends to list  its Common  Stock,  at
least initially, on the OTC Bulletin Board and, then, upon meeting the requirements for a NASDAQ listing, on NASDAQ Small Cap Market, if ever. The Company does not meet the requirements for a NASDAQ
Small  Cap  Market  listing.  The  OTC  Bulletin  Board  has   no
quantitative  written  standards and is not  connected  with  the
NASD.   Until  the Company obtains a listing on the NASDAQ  Small
Cap Market, if ever, the Company's securities may be covered by a Rule 15g-9 under the Exchange Act that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse).  For transactions
covered by the rule, the broker-dealer must furnish to all investors in penny stocks, a risk disclosure document required by Rule 15g-9 of the Exchange Act, make a special suitability determination of the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. In order to approve a person's account for transactions in penny stock, the broker or dealer must (i) obtain information concerning the
person's   financial   situation,   investment   experience   and
investment objectives; (ii) reasonably determine, based on the information required by paragraph (i) that transactions in penny stock are suitable for the person and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the rights of transactions in penny stock; and (iii) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination required by paragraph
(ii) in this section, stating in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in a designated security subject to the provisions of paragraph (ii) of this section unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement and the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the
person's   financial   situation,   investment   experience   and
investment objectives and obtain from the person a manually signed and dated copy of the written statement. A penny stock means any equity security other than a security (i) registered,
or  approved  for  registration  upon notice of   issuance  on  a
national securities exchange that makes transaction reports available pursuant to 17 CFR 11Aa3-1 (ii) authorized or approved for authorization upon notice of issuance, for quotation in the NASDAQ system; (iii) that has a price of five dollars or more; or
(iv) whose issuer has net tangible assets in excess of $2,000,000 demonstrated by financial statements dated less than fifteen months previously that the broker or dealer has reviewed and has a reasonable basis to believe are true and complete in relation to the date of the transaction with the person. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities.

ITEM 7.   FINANCIAL STATEMENTS

     Independent Auditors' Report

     Balance Sheets at December 31, 1998

     Statements  of Operations for the Years Ended  December  31,
     1998 and 1997 and Period from Inception (April 29, 1994)  to
     December 31, 1998

     Statements of Changes in Stockholders' Equity for the Period from Inception (April 29, 1994) to December 31, 1998

     Statements  of Cash Flows for the Years Ended  December  31,
     1998 and 1997 and the Period from Inception (April 29, 1994)
     to December 31, 1997

     Notes to Consolidated Financial Statements

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Casinovations Incorporated
(A Development Stage Company)

We have audited the balance sheet of Casinovations Incorporated as of December 31, 1998, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period then ended and for the period from inception (April 29, 1994) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Casinovations Incorporated as of December 31, 1998, and the results of its operations and cash flows for each of the two years in the period then ended and for the period from inception (April 29, 1994) to December 31, 1998, in conformity with generally accepted accounting principles.


                           James E. Scheifley & Associates, P.C.
                           Certified Public Accountants

Englewood, Colorado
February 5, 1999

                   CASINOVATIONS INCORPORATED
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET
                        DECEMBER 31, 1998

                         ASSETS
Current assets:
  Cash                                                  $     200,749
  Accounts receivable, trade                                    2,810
  Accounts receivable - employees                              11,347
  Inventories                                                 756,662
  Prepaid expenses                                             38,896
                                                        --------------
      Total current assets                                  1,010,464

Property and equipment, at cost, net of
  accumulated depreciation of $125,380                        350,772

Intangible assets, at cost, net of
  accumulated amortization of $37,369                         157,916
Deferred interest                                             238,590
Deposits                                                      142,821
                                                        --------------
                                                        $   1,900,563
                                                        ==============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - bank                                   $     197,383
  Current portion of leases payable                           219,758
  Current portion of long term debt                             3,232
  Accounts payable                                            810,349
  Accrued expenses                                             40,576
  Accrued interest - shareholder loans                         59,561
  Shareholder loans - due currently                           295,755
  Customer deposits                                            15,874
                                                        --------------
      Total current liabilities                             1,642,488


Other long term debt                                           13,948
Leases payable - non-current                                  813,138
Shareholder loans                                           1,089,245

Stockholders' equity:
 Common stock, $.001 par value,
  20,000,000 shares authorized,
  6,767,106 shares issued and outstanding                       6,767
 Additional paid-in capital                                 6,676,430
 Unpaid subscriptions to common stock                        (125,000)
 Deficit accumulated during development stage              (8,216,453)
                                                        --------------
                                                           (1,658,256)
                                                        --------------
                                                        $   1,900,563
                                                        ==============


   See Accompanying Notes to Consolidated Financial Statements



                   CASINOVATIONS INCORPORATED
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF OPERATIONS
             YEARS ENDED DECEMBER 31, 1998 AND 1997
 AND PERIOD FROM INCEPTION (APRIL 29, 1994) TO DECEMBER 31, 1998

                                                                                                  Period from
                                                                                                   Inception
                                                                                               (April 29, 1994)
                                                                                                       to
                                                    December 31,          December 31,            December 31,
                                                        1998                  1997                    1998
                                                  ----------------      ----------------        ----------------
Sales                                             $       27,779        $        2,226          $       32,740
Interest income                                            1,216                 8,290                  11,299
Other income                                                 675                 3,000                   3,685
                                                  ----------------      ----------------        ----------------
                                                          29,670                13,516                  47,724

Other costs and expenses:
  Cost of sales                                          134,199                     -                 134,199
  General and administrative                           2,664,815             1,826,250               5,657,599
  General and administrative - related parties                 -                     -                  76,768
  Research and development                               220,611               464,304               1,391,871
                                                  ----------------      ----------------        ----------------
                                                       3,019,625             2,290,554               7,260,437
                                                  ----------------      ----------------        ----------------

(Loss) from operations                                (2,989,955)           (2,277,038)             (7,212,713)

  Interest expense                                       133,574                34,515                 182,869
  Interest expense - related parties                     249,615               294,518                 973,257
                                                  ----------------      ----------------        ----------------
                                                         383,189               329,033               1,156,126

(Loss) before income taxes                            (3,373,144)           (2,606,071)             (8,368,839)
Provision for income taxes                                     -                     -                       -

                                                  ----------------      ----------------        ----------------
Net (loss)                                        $   (3,373,144)       $   (2,606,071)         $   (8,368,839)
                                                  ================      ================        ================


 Basic and diluted (loss) per share               $        (0.53)       $        (0.47)         $        (1.72)
                                                  ================      ================        ================
 Weighted average shares outstanding                   6,397,204             5,603,588               4,873,299
                                                  ================      ================        ================


   See Accompanying Notes to Consolidated Financial Statements


                     CASINOVATIONS INCORPORATED
                    (A DEVELOPMENT STAGE COMPANY)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (APRIL 29, 1994) TO DECEMBER 31, 1998


                                                                                                           Deficit
                                                                               Additional     Unpaid     Accumulated
                                                          Common        Stock    Paid-in       Stock    During Develop-
       ACTIVITY                                           Shares        Amount   Capital   Subscriptions  ment Stage      Total
                                                         ----------  --------- ----------- ------------- ------------    -------
Capital contributed by partners                                  -   $       -  $  101,845    $       -   $        -   $  101,845

Net (loss) for the period                                        -           -           -            -      (96,141)     (96,141)
                                                         ----------  ---------- -----------   ----------  -----------  -----------
 Balance, December 31, 1994                                      -           -     101,845            -      (96,141)       5,704

Issue shares to founders (September 1995)                3,775,000       3,775     297,330                                301,105

Issuance of stock in private sales:
 October 1995 at $1.00                                     130,000         130     129,870                                130,000
  (less cost of offering)                                                           (7,206)                                (7,206)

Net (loss) for the year                                          -           -           -                  (608,756)    (608,756)
Reclassification of partnership losses                                            (152,386)           -      152,386            -
                                                         ----------  ---------- -----------   ----------  -----------  -----------
 Balance, December 31, 1995                              3,905,000       3,905     369,453            -     (552,511)    (179,153)

Issuance of stock for cash in private sales:
 March 1996 at $1.50                                        20,000          20      29,980                                 30,000
 April 1996 at $1.50                                        10,000          10      14,990                                 15,000
 July 1996 at $1.50                                         10,000          10      14,990                                 15,000
 October 1996 at $1.50                                      86,000          86     128,914                                129,000
 November 1996 at $1.50                                    302,400         302     453,298                                453,600
 December 1996 at $1.50                                     63,110          63      94,602                                 94,665

Issuance of stock for services:
 June 1996 at $1.50                                         30,000          30      44,970                                 45,000
 October 1996 at $1.50                                      35,000          35      52,465                                 52,500
 December 1996 at $1.50                                    175,000         175     262,325                                262,500

Issuance of stock to related party
 for debt conversion                                       327,000         327     490,173                                490,500

Option granted to related party for
debt conversion                                                                    232,500                                232,500

Net (loss) for the year                                          -           -           -            -   (1,684,727)  (1,684,727)
                                                         ----------  ---------- -----------   ----------  -----------  -----------
 Balance, December 31, 1996                              4,963,510       4,964   2,188,659            -   (2,237,238)     (43,615)

Issuance of stock for cash in private sales:
 January 1997 at $1.50                                     236,667         237     354,764                                355,001
 May 1997 at $1.50                                         120,339         120     180,388                                180,509
 June 1997 at $1.50                                         43,000          43      64,457                                 64,500
 July 1997 at $1.50                                         77,000          77     115,423                                115,500
  (plus compensation effect of shares
   issued at a discount)                                                            77,000                                 77,000

Exercise of common stock warrants for cash:
 September 1997 at $1.50                                   100,000         100     149,900                                150,000
 October 1997 at $1.50                                     100,000         100     149,900                                150,000
  (plus compensation effect of shares
   issued at a discount)                                                           100,000                                100,000

Issuance of stock for future services:
 February 1997 at $1.50                                    135,000         135     202,365     (187,500)                   15,000
 June 1997 at $1.50                                         20,000          20      29,980      (30,000)                        -
 Amortization of unpaid stock subscriptions                                                     136,000                   136,000


         See Accompanying Notes to Financial Statements


                     CASINOVATIONS INCORPORATED
                    (A DEVELOPMENT STAGE COMPANY)
      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE PERIOD FROM INCEPTION (APRIL 29, 1994) TO DECEMBER 31, 1998


                                                                                                           Deficit
                                                                               Additional     Unpaid     Accumulated
                                                          Common        Stock    Paid-in       Stock    During Develop-
       ACTIVITY                                           Shares        Amount   Capital   Subscriptions  ment Stage      Total
                                                         ----------  --------- ----------- ------------- ------------    -------

Issuance of stock to related party
 for debt conversion
 March 1997 at $1.50                                        45,122          45      67,638                                 67,683
 December 31, 1997 at $.82                                 339,000         339     277,891                                278,230
  (plus additional interest effect of
   shares issued at a discount)                                                     11,705                                 11,705

Common stock subscribed for services
 in May 1997 at $1.50                                                                            15,000                    15,000

Net (loss) for the year                                          -           -           -            -   (2,606,071)  (2,606,071)
                                                         ----------  ---------- -----------   ----------  -----------  -----------
 Balance, December 31, 1997                              6,179,638       6,180   3,970,070      (66,500)  (4,843,309)    (933,559)

Issuance of stock for cash in public offering:
 April 1998 at $2.50                                        20,000          20      49,980                                 50,000
 May 1998 at $2.50                                          96,000          96     239,904                                240,000
 June 1998 at $2.50                                         40,000          40      99,960                                100,000
 Julyl 1998 at $2.50                                        54,000          54     134,946                                135,000
 August 1998 at $2.50                                       14,000          14      34,986                                 35,000
 September 1998 at $2.50                                    23,400          23      58,477                                 58,500
 October 1998 at $2.50                                      17,000          17      42,483                                 42,500
 November 1998 at $2.50                                     93,374          93     233,342                                233,435
 December 1998 at $2.50                                    571,460         571   1,428,079                              1,428,650
Less expenses of offering                                                         (234,455)                              (234,455)

Issuance of stock for services and other consideration:
 June 1998 at $2.50                                         20,000          20      49,980                                 50,000
 Julyl 1998 at $2.50                                        20,500          21      51,230                                 51,250
 August 1998 at $2.50                                       30,000          30      74,970                                 75,000
 November 1998 at $2.50                                     20,000          20      49,980                                 50,000
 December 1998 at $2.50                                     52,000          52     129,948     (125,000)                    5,000

Issuance of stock for conversion of indebtedness:
 November 1998 at $2.50                                     65,250          65     163,060                                163,125
 December 1998 at $2.50                                    299,166         299     747,616                                747,915

Amortization of unpaid stock subscriptions                                                       66,500                    66,500
Compensation value of options issued                                               310,000                                310,000
Forgiveness of shareholder indebtedness                                            157,063                                157,063
Purchase and retirement of treasury stock                 (848,682)       (849) (1,114,737)                            (1,115,586)
Redemption of common stock warrants                                                   (450)                                  (450)

Net (loss) for the year                                          -           -           -            -   (3,373,144)  (3,373,144)
                                                         ----------  ---------- -----------   ---------- ------------ ------------
                                                         6,767,106   $   6,767  $6,676,430    $(125,000) $(8,216,453) $(1,658,256)
                                                         ==========  ========== ===========   ========== ============ ============

         See Accompanying Notes to Financial Statements

                              -32-

                   CASINOVATIONS INCORPORATED
                  (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1998 AND 1997
 AND PERIOD FROM INCEPTION (APRIL 29, 1994) TO DECEMBER 31, 1997

                                                                                                             Inception
                                                                                                          (April 29, 1994)
                                                                                                                 to
                                                             December 31, 1998     December 31, 1997     December 31, 1998
                                                             -----------------     -----------------     -----------------
Net (loss)                                                   $    (3,373,144)      $    (2,606,071)      $    (8,368,840)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                     123,128                40,262               167,617
   Stock and options issued for services                             541,108               136,000             1,452,608
   Compensation value of cash stock sales                                  -               177,000               177,000
   Stock and options issued for additional interest                  133,124               117,332               250,456
   Equipment exchanged for services                                        -                     -                 2,903
   Amortization of deferred interest                                       -               186,000               232,500
   Loss on abandonment of leasehold improvements                       3,743                     -                 3,743
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable                          4,003               (15,327)              (14,157)
   (Increase) decrease in inventory                                 (574,369)             (181,437)             (756,662)
   (Increase) decrease in prepaid expenses                             1,104               (39,276)              (38,896)
   (Increase) decrease in deferred interest                         (238,590)                    -              (238,590)
   (Increase) decrease in other assets                               (95,102)              (41,600)             (142,821)
   Increase (decrease) in accounts payable                           368,038               335,459               810,349
   Increase (decrease) in accrued expenses                            37,479               (57,809)              121,666
                                                             -----------------     -----------------     -----------------
       Total adjustments                                             303,666               656,604             2,027,716
  Net cash (used in)                                         -----------------     -----------------     -----------------
   operating activities                                           (3,069,479)           (1,949,467)           (6,341,125)
                                                             -----------------     -----------------     -----------------
Cash flows from investing activities:
   Acquisition of plant and equipment                               (153,473)             (296,156)             (468,876)
   Purchase and retirement of treasury stock                      (1,116,086)                                 (1,116,086)
   Increase in patents and trademarks                                (19,023)              (29,110)             (194,006)
                                                             -----------------     -----------------     -----------------
Net cash (used in) investing activities                           (1,288,582)             (325,266)           (1,778,968)
                                                             -----------------     -----------------     -----------------
Cash flows from financing activities:
   Common stock sold for cash                                      2,088,630             1,015,510             4,039,199
   Capital contributions by partners                                       -                     -               402,950
   Proceeds from long-term debt                                      985,796               547,100             1,604,896
   Proceeds of shareholder loans                                   1,368,000               120,000             2,138,168
   Repayment of shareholder loans                                          -               (38,866)              (58,866)
   Proceeds from notes payable                                             -               197,500               197,500
   Repayment of notes payable                                         (3,006)                    -                (3,006)
  Net cash provided by                                       -----------------     -----------------     -----------------
   financing activities                                            4,439,420             1,841,244             8,320,841
                                                             -----------------     -----------------     -----------------
Increase (decrease) in cash                                           81,360              (433,489)              200,749
Cash and cash equivalents,
 beginning of period                                                 119,389               552,878                     -
Cash and cash equivalents,                                   -----------------     -----------------     -----------------
 end of period                                               $       200,749       $       119,389       $       200,749
                                                             =================     =================     =================

         See Accompanying Notes to Financial Statements


                   CASINOVATIONS INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997

NOTE 1.   ORGANIZATION

The Company was incorporated on September 20, 1995, in the State of Washington. The Company is in the business of developing and distributing products related to the gaming industry. The Company has not recorded significant revenues to date and is considered to be in its development stage. The Company's principal products are an electronic card shuffling device, a table game similar to the card game "blackjack", an electronically identified coin collection bucket for use with coin operated gaming devices and playing cards designed to assist the dealer in the game of "blackjack". The Company is a continuation of a partnership known as Sharps International, (Sharps) which was formed in April 1994 and whose principal business activity was the development of an electronic card shuffler. Pursuant to a funding agreement dated January 15, 1996, the partners of Sharps received shares of the Company's common stock on a pro rata basis in exchange for their partnership interests. The assets and liabilities of Sharps have been carried forward at their historical basis. Additional shares were issued to partners of the Sines-Forte general partnership (Sines) in exchange for the assets of Sines. Such assets consisted of certain intellectual property rights for products, which the Company plans to exploit. The transaction was accounted for as a reorganization of partnerships into corporate form. The foregoing financial statements present the operations of the Company and the partnerships from their inception, since the partnership interests of Sharps and Sines are vested in the same individuals. Values assigned to the acquired intellectual property rights were limited to professional fees paid for patents and trademarks. During 1998, Sines & Forte, in separate transactions, sold to the Company and others all Company stock, stock options and license rights and as of January 15, 1999 have no ongoing financial relationship with the Company (see Note 9).

SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES

The preparation of the Company's financial statements requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

INVENTORY

Inventory is stated at the lower of cost or market using the first in, first out method. Finished goods include raw materials, direct labor and overhead. Raw materials include purchase and delivery costs. Inventory consists of the following at December 31, 1998


     Raw material                 $399,239
     Work in progress              221,308
     Finished goods                136,115
                                 ---------
                                  $756,662


A portion of the Company's inventory is pledged as collateral for leases as described in Note 5.

                   CASINOVATIONS INCORPORATED

                   DECEMBER 31, 1998 AND 1997

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of repairs and maintenance is charged to operations as incurred and significant renewals or betterments are capitalized.


     Useful lives for property and equipment are as follows:

     Office equipment            5 years
     Computer software           3 years
     Tooling                     7 years
     Leasehold improvements      2 years


INTANGIBLE ASSETS

The Company has applied for patents for certain of its products. Patent and trademark costs aggregating $188,890 are amortized using the straight-line method over a period of ten years beginning in 1997. Amortization for the years ended December 31, 1998 and 1997 amounted to $17,995 and $15,537, respectively.

Organization costs aggregating $6,395 are amortized using the straight line method over a period of five years and are stated net of accumulated amortization of $3,837 at December 31, 1998, and amortization expense in each of the two years then ended amounted to $1,279.

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the 1998 and 1997 fiscal years.

LOSS PER SHARE

EARNINGS PER SHARE (BASIC AND DILUTED)

Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis

                   CASINOVATIONS INCORPORATED

                   DECEMBER 31, 1998 AND 1997

since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to the existence of operating losses.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of its products upon shipment to the customer. Revenue from rentals of shuffler machines is recorded as revenue at the first of each month in accordance with lease terms. Sales returns and allowances are recorded after returned goods are received and inspected. The Company began limited sales of its products in 1998 and expects to begin full operations during 1999. The Company plans to provide currently for estimated product returns arising therefrom.

STATEMENT OF CASH FLOW INFORMATION

Cash and cash equivalents consist of cash and other highly liquid debt instruments with a maturity of less than three months. Cash paid for interest expense amounted to $181,491 and $64,260 for the years ended December 31, 1998 and 1997, respectively. No cash was paid for income taxes during any period presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and accounts payable and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade. During the year the Company maintained cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.

ADVERTISING

Advertising  expenses are charged to expense upon first  showing.
Amounts charged to expense were $75,680 and $17,393 for the years ended December 31, 1998 and 1997, respectively.

STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation
beginning  with  the  Company's  first  quarter  of  1996.   Upon
adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided in
Note 7 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS  No.  130,  "Reporting  Comprehensive  Income",  establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification financial statements for earlier periods will be required for comparative purposes. To

                   CASINOVATIONS INCORPORATED

                   DECEMBER 31, 1998 AND 1997

date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

Effective  January 1, 1998, the Company adopted SOP 98-1.   Costs
capitalized by the Company during the year ended December 31, 1998 in accordance with these guidelines were not significant.

Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related
Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has operated in one business segment only.

Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position. The Company is in its development stage and has not initiated benefit plans to date, which would require disclosure under the statement.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS 133 will be on earnings and the financial position of the Company, however it believes that it has not to date engaged in significant transactions encompassed by the statement.

                   CASINOVATIONS INCORPORATED

                   DECEMBER 31, 1998 AND 1997

NOTE 2.   PROPERTY AND EQUIPMENT


Property and equipment consist of the following at December 31, 1998:

     Furniture and fixtures          $114,171
     Manufacturing equipment           12,653
     Tooling                          291,732
     Leasehold improvements            57,596
                                    ---------
                                     $476,152
     Accumulated depreciation and
       amortization                   125,380
                                    ---------
                                     $350,772
                                    =========


Depreciation expense charged to operations amounted  to  $103,856 and $23,446 for the years ended December 31, 1998 and 1997, respectively

The  Company  owns  tooling used in the  manufacture  of  certain
plastic  components  of  its shuffler product.   The  tooling  is
maintained  by  an  independent  manufacturer  of  such   plastic
components.

Substantially all of the Company's fixed assets secure debt described in Note 5.

NOTE 3.   NOTES PAYABLE AND LONG-TERM DEBT

Note payable - bank consists of a $197,383 short term loan from a bank secured during July 1997. The loan bears interest at 7.2% per annum and is due on May 15, 1999. The loan is secured by a certificate of deposit in the amount of $200,000 pledged as collateral by the Company's principal shareholder.

Long-term debt consists of a vehicle purchase contract having a balance at December 31, 1998 of $17,180. The loan bears interest at 7.2% per year and is due in monthly installments of $367 through August 2003. The loan is secured by a truck used for company purposes.

NOTE 4.   CONVERTIBLE DEBENTURES

During December 1997 and January 1998, the Company received proceeds from unsecured convertible debentures aggregating $100,000 during December 1997 and $400,000 during January 1998. The debentures bear interest at 6% per annum and were due on or before January 31, 1999. The principal amount of the debentures was convertible at the holder's option into shares of the Company's common stock at a conversion price of $2.98 per share. During May 1998, the Company reduced the conversion price of the debentures to $2.13 per share and completed the conversion of all of the outstanding debentures into 234,742 shares of restricted common stock during December 1998. Interest accrued on the convertible notes was waived by the note holders. The difference between the conversion rate of $2.13 per share and the fair value of the common stock at the conversion date of $2.50 per share was charged to interest expense for the aggregate of shares issued in the conversion.

                   CASINOVATIONS INCORPORATED

                   DECEMBER 31, 1998 AND 1997

NOTE 5.   LEASES PAYABLE

During December 1998 and 1997 the Company entered into financing type lease transactions with a leasing company whereby the Company sold and leased back from the lessor all of its furniture and equipment, tooling and substantially all of its finished goods inventory.


Scheduled maturities of the obligations as of December  31,  1998 are as follows:

                       YEAR                         AMOUNT
                       ----                         ------

      1999                                         $   479,230
      2000                                             533,321
      2001                                             172,258
      2002                                              67,142
                                                   ------------
      Minimum future lease payments                  1,251,951
      Less interest component                         (219,055)
                                                   ------------
      Present value of future net
        minimum lease payments                       1,032,896
                                                   ------------
      Less current portion                            (219,758)
      Due after one year                           $   813,138



Property recorded under capital leases includes the following as of December 31, 1998:

      Office furniture and equipment               $    31,100
      Tooling                                          271,500
                                                   ------------
                                                       302,610
      Less accumulated amortization                   (119,471)
                                                   ------------
                                                       183,139
      Net capitalized leased equipment
      Shuffler and "Fantasy 21" machines,
      at cost                                          258,100
                                                   ------------
      Total assets subject to capital leases       $   813,138


The  leases  contain provisions for mandatory  buy  back  of  the inventory and equipment at the end of the initial terms of the leases. The future minimum lease payments scheduled above include the buy out provisions due at the end of each lease term. The net present value of the buy out provisions, $238,589 as of December 31, 1998, has been included in other assets and represents additional interest on the leases which will be amortized to interest expense during the remaining lease terms.

NOTE 6.   SHAREHOLDER LOANS

During the years ended December 31, 1998 and 1997, shareholders who are also directors of the Company made advances to the Company for working capital purposes. The balances payable by the Company aggregated $1,444,561 at December 31, 1998, including accrued interest of $59,561. The advances include short-term demand notes made in 1998 due to two shareholders, which bear interest at 9.5% per annum and aggregate $150,000 at December 31, 1998. The Company's principal shareholder has outstanding advances to the Company aggregating $1,235,000 of which $1,150,000 was received by the Company during the year ended December 31, 1998. This aggregate amount plus accrued interest of

                   CASINOVATIONS INCORPORATED

                   DECEMBER 31, 1998 AND 1997

$53,976 at December 31, 1998 is to be repaid in monthly installments of $42,814 beginning July 1, 1999 and includes interest at 9.5%.

The Company's major shareholder made additional advances during 1996 in the amount of $250,000. The advances provided for repayment by December 31, 1997, or upon default, at the option of the stockholder, by the issuance of the Company's common stock at a conversion rate of $.82 per share. The difference between this amount and the fair value of the stock at the date of the loan ($1.50) was recorded as deferred interest during 1996 with a corresponding credit to paid-in capital. The deferred interest ($186,000) was amortized as interest expense through December 31, 1997. At December 31, 1997 the shareholder exercised his conversion rights and the Company has recorded the issuance of 339,304 shares of its restricted common stock for the conversion of the loan plus accrued interest. The conversion of the accrued interest of $28,230 at $.82 per share has resulted in a provision of additional interest of $11,705 to increase the value of the stock issued to fair market value of $2.50 per share.

At December 31, 1997 the Company had outstanding advances to two officer/shareholders aggregating $312,972. One of the advances amounting to $152,964 due to Sines was cancelled with no continuing repayment obligation by the Company as a result of a private transaction between Sines and a group which included the Company's principal shareholder. The cancellation of the indebtedness was accounted for by the Company as a contribution to capital.

The second advance ($135,047 unpaid at August 31, 1998) which was due to Forte was discharged in connection with the purchase by the Company of all Forte shares, options and intellectual property rights as described in Note 9.

Another shareholder made a loan of $60,000 at 9 1/2% interest to the Company in May 1996. The Note terms included conversion rights at $1.00 per share. The shareholder elected to convert a portion of the loan to 45,122 shares of stock in March 1997. The conversion was recorded by the Company at $1.50 per share, the market value at the date of conversion. The remaining portion of the loan was paid off during March 1997.

During the year ended December 31, 1997, the principal shareholder made additional advances to the Company aggregating $120,000 which are due on demand and bear interest at 9.5% per annum. The Company made cash payments of principal ($18,866) and interest ($37,563) against advances from two other shareholders during the year ended December 31, 1997. Additionally, a director of the Company made $100,000 of advances to the Company during the year ended December 31, 1998. The advances plus $2,395 of accrued interest were converted into 40,958 shares of the Company's common stock at a conversion price of $2.50 per share during December 1998.

NOTE 7.   STOCKHOLDERS' EQUITY

During the periods covered by these financial statements the Company issued certain of its securities in reliance upon an exemption from registration with the Securities and Exchange Commission. Although the Company believes that the sales did not involve a public offering and that it did comply with the exemptions from registration, it could be liable for rescission of said sales if such exemption was found not to apply. During 1998, the Company began a public offering of its common stock.

The  Company has not received a request for rescission of  shares nor  does  it  believe that it is probable that its  shareholders
would   pursue  rescission  nor  prevail  if  such  action   were
undertaken.

                   CASINOVATIONS INCORPORATED

                   DECEMBER 31, 1998 AND 1997

Upon formation of the corporation, (September 29, 1995) the Company issued 2,513,000 shares of its $.001 par value common stock to the partners of Sharps on a pro rata basis in exchange for their respective partnership interests and 1,262,000 shares to the partners of Sines for intellectual property rights as described in Note 1.

During October 1995 the Company sold 130,000 shares of its common stock to a limited group of investors for cash at $1.00 per share.

During July 1996 the Company entered into a one year consulting agreement with an entity whereby the entity would provide to the Company financial consulting services. Pursuant to the agreement the entity agreed to assist the Company in preparing a private placement memorandum to obtain equity financing of a minimum amount of $450,000 and to assist the Company in completing the offering.

In exchange for these services the Company agreed to pay $45,000 in cash and to issue 100,000 shares of its $.001 par value common stock valued at $150,000. The Company also granted the consultant an option to purchase 50,000 shares of common stock at $1.50 for a two year period. During February 1997, the Company issued an additional 100,000 shares and granted options to purchase an additional 50,000 shares of common stock at $1.50 to the consultant for a one year extension of the contract. The shares were valued at $150,000. The 100,000 options to purchase common stock were converted to common stock purchase warrants during June, 1997. The Company has not recorded compensation expense with respect to the replacement warrants as the terms and conditions of the warrants, including the expiration date, are identical to those of the original options. The replacement warrants were exercised during October 1997. Additionally, in 1996, the Company issued 75,000 shares of its $.001 par value common stock valued at $112,500 to other unrelated individuals for consulting services provided to the Company.

These amounts have been included in general and administrative expenses in 1996 in the accompanying Statement of Operations.

During  July 1996, the Company authorized the issuance of 200,000
each   of  A,  B,  and  250,000  of  C  stock  purchase  warrants exercisable as follows:

     $ 4.00 plus one A warrant for each share of common stock
     $ 6.00 plus one B warrant for each share of common stock
     $ 8.00 plus one C warrant for each share of common stock

The warrants are exercisable for a period of 48 months from the date of issue, and are callable with 30 days notice at a price of $.001 per warrant. During September 1998, the Company's Board of Directors approved calls on the B and C warrants and the Company completed the warrant calls prior to December 31, 1998. Additionally the exercise price of the A warrants was reduced to $3.75 per share.

During March 1996 the Company began offering shares of its common stock at $1.50 per share pursuant to a private placement. Through December 31, 1996, the Company issued 491,510 shares of common stock to private investors for net cash proceeds aggregating $737,265.

Additionally during 1996 the Company issued an aggregate of 240,000 shares (including the consulting shares described above) to consultants and others. The shares were valued at fair value of $1.50 per share.

                   CASINOVATIONS INCORPORATED

                   DECEMBER 31, 1998 AND 1997

During September, 1996 the Company agreed to issue 327,000 shares of its common stock to its principal shareholder in exchange for conversion of $150,000 of cash advanced to the Company during 1996. The excess of the fair value of the stock at $1.50 per share over the loan amount was charged to interest expense - related parties.

During the period ended December 31, 1997 the Company issued 677,006 shares of its common stock for cash aggregating $1,015,510 ($1.50 per share) in connection with the continuation of its private sale of common stock and the exercise of common stock warrants. One hundred seventy seven thousand of the shares were issued in June and October 1997 and were valued at $2.50 per share as the timing of their issuance was considered to be contemporaneous with the Company's decision to offer its common stock to the public at that price. The Company recorded compensation expense of $1.00 per share for these shares. Additionally, the Company issued 155,000 shares of common stock to consultants and others for services valued at $232,500 ($1.50 per share) and issued 45,122 shares for the conversion of debt of $45,122 to related parties pursuant to conversion provisions included in the debt instruments. The difference between the conversion price for the debt ($1.00 per share) and the fair value of the shares issued at the conversion date in April 1997 ($1.50 per share) has been charged to interest expense. The shares issued for services were for consulting and advertising services to be provided to the Company during 1997 and 1998. The unamortized amount of the services amounted to $81,500 at December 31, 1997 and is included in the caption "Unpaid stock subscriptions". This amount is offset by the value of common stock subscribed for in exchange for services during April 1997 ($15,000) for engineering services fully provided to the Company at December 31, 1997.

During the period ended December 31, 1998 the Company issued 929,234 shares of its common stock for cash aggregating $2,202,270 ($2.50 per share) after direct offering expenses of $120,815 in connection with a public sale of common stock. Additionally, the Company issued 142,500 shares of common stock to consultants and others for services and other consideration valued at $356,250 ($2.50 per share). A portion of the shares issued for services were for consulting and advertising services to be provided to the Company during 1999. The unamortized amount of the services amounted to $125,000 at December 31, 1998 and is included in the caption "Unpaid stock subscriptions." During the year ended December 31, 1998 the Company issued 88,716 shares for the conversion of debt of $88,716 to unrelated parties pursuant to conversion provisions included in the debt instruments. The difference between the conversion price for the debt ($1.00 per share) and the fair value of the shares issued at the conversion dates ($2.50 per share) has been charged to interest expense. Additionally, the Company issued 234,742 shares of its common stock for the conversion of debentures as described in Note 4. and converted $102,395 of shareholder loans and accrued interest into 40,958 shares of common stock.

Additionally during the year ended December 31, 1998 the Company issued options to purchase 300,000 shares of the Company's common stock to two key employees in recognition of services performed at an exercise price of $1.50 per share. The difference between the exercise price and the fair value of the stock at the vesting date signifying the completion of the services approved by the Company's Board of Directors ($2.50 per share) was charged to compensation expense.

During the year ended December 31, 1998 the Company completed the purchase of the Forte assets as described in Note 9. Among the assets were 848,682 shares of the Company's common stock with an ascribed value of $1,115,586. This amount has been charged to paid in capital as it is the Company's intent to retire the shares.

                   CASINOVATIONS INCORPORATED

                   DECEMBER 31, 1998 AND 1997

The Company has an aggregate of 320,000 options to purchase common stock at $1.00 per share and 505,000 options to purchase common stock at $1.50 per share and 30,000 options to purchase common stock at $2.50 per share outstanding at December 31, 1998.

The weighted average fair value at the date of grant for options granted during 1998 and 1997 as described above was $.30 per option in 1998 (after recording the additional compensation attributed to options issued at $1.50 as described above) and $.35 per option in 1997. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:


                                         1998                1997
                                   ----------------    ----------------
        Market value                    $2.50               $1.50
        Expected life in years          2 - 5               2 - 5
        Interest rate                6.5% - 6.2%         6.6% - 6.2%
        Volatility                       10%                 10%
        Dividend yield                  0.00%               0.00%


Stock based compensation costs would have increased pretax losses by $99,796 ($.02 per share) and $89,184 ($.02 per share) in 1998 and 1997, respectively if the fair value of the options granted during those years had been recognized as compensation expense.

NOTE 8.   INCOME TAXES

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-
current   depending  on  the  periods  in  which  the   temporary
differences are expected to reverse. The deferred tax asset resulting from the operating loss carryforward described below has been fully reserved.

The Company currently has net operating loss carryforwards aggregating approximately $5,830,000 which expire beginning in 2010. The principal difference between the Company's book operating losses and income tax operating losses results from the issuance of common stock during 1996, 1997 and 1988 for services and interest and options to purchase common stock at less than fair market value in exchange for debt conversion rights and other services.

NOTE 9.   RELATED PARTY TRANSACTIONS

Certain previous directors/officers of the Company (Sines and Forte) who were partners of Sines Forte partnership retained a 3% royalty interest in the gross margin earned form the sale of products covered by the intellectual property described in Note
1. During the year ended December 31, 1998 the Company severed its relationship with the directors/officers in separate transactions. The Company entered into this transaction to disassociate itself from Forte, whose prior acts had caused unreasonable delay in the Company's ability to obtain approval of its business activities by the Nevada State Gaming Control Board. As part of this transaction the Company repurchased the shares of common stock, among other things, from a former employee, director and shareholder (Forte) of the Company, the Company executed a promissory note in the original principal amount of $2,351,705. The promissory note dated December 3, 1998 had an interest rate of 6.5% during the first year and 8% thereafter and was amortized over a ten-

                   CASINOVATIONS INCORPORATED

                   DECEMBER 31, 1998 AND 1997

year schedule with payments of interest only during the first year, payable on the six-month and twelve-month anniversary of the promissory note and payments of principal and interest thereafter on a monthly basis. Through a letter agreement, the Company negotiated the cancellation of the promissory note, as well as the cancellation of the security for the promissory note, and the cancellation of a separate note for $135,047 in exchange for three payments in the aggregate amount of $1,250,000, $500,000 on December 7, 1998, $500,000 on December 28, 1998 and
$250,000 on January 15, 1999. On January 15, 1999, the Company made the last payment and cancelled the promissory note. Also during 1998, Sines entered into a similar transaction to sell all of his Casinovations assets, 885,560 shares of common stock (including 470,851 shares with restrictions imposed by the State of California Department of Corporations, 326,153 shares restricted by agreement and under Rule 144 and 88,556 registered shares), options to buy 20,000 shares of stock at $1.50, options to buy 175,000 shares from Huson for $150,000, Note Payable from the Company for $150,000 plus interest, warrants and Royalties. Certain members of the Board of Directors and associates purchased the Sines shares and agreed to the canceling in favor of the Company all debt, options and warrants.

The Company paid an aggregate of $71,210 in 1997 and $20,479 in 1996 to a company controlled by one of its officers for administrative services provided to the Company. At December 31, 1998, the Company had an aggregate balance due to this now former officer and the company of $13,234.

During June 1998 the Company entered into a personal service agreement with an officer which provides for aggregate monthly compensation of $12,500 per month through December 31, 1998 and $18,500 per month thereafter. The agreement has a term of eighteen months and includes stock option bonus provisions based upon the Company's attainment of certain corporate goals for 1998 and a stock option grant that vested to the officer at the contract date. The Company's Board of Directors approved the bonus stock option effective in November 1998. Option to purchase up to 200,000 shares of common stock at $1.50 per share were granted pursuant to the contract. The Company recorded compensation expense related to the options granted for the excess of the fair value of the underlying common stock at the grant date ($2.50 per share) over the exercise price of $1.50 per share during the year ended December 31, 1998.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

During 1997, the Company contracted for the production of tooling for certain plastic parts utilized in the manufacture of it's shuffler by an independent design and manufacturing company. The Company has made payments of $271,500 for the tooling and has prepaid $40,000 as an advance against an open purchase order with the manufacturer. The purchase order requires the Company to purchase an aggregate of $486,000 of the plastic parts through May 1999. As of December 31, 1998, the manufacturer has not indicated that it will demand delivery to the Company of the unfilled purchase commitment and has continued to deliver parts to meet the Company's manufacturing requirements. To date, the Company has purchased an aggregate of $116,344 from the manufacturer.

During October 1997, the Company entered into a license agreement whereby the Company will develop and market an electronically identified coin collection box for use with coin operated gaming devices. The agreement provides for payments to the licensor for use of certain intellectual property associated with the project as follows:

                   CASINOVATIONS INCORPORATED

                   DECEMBER 31, 1998 AND 1997


     1999 Minimum royalties      $126,000
     Thereafter                  $150,000


Minimum royalties that would have been due for the year ended December 31, 1998 have been waived by the licensor. Royalties are to be based on a rate of $7.50 per unit sold that incorporate the licensed technology. The Company made $20,000 of note payments to the licensor in 1997 which amount has been charged to research and development expense. During 1998, the Company made additional note payments of $30,000 and discharged the remaining $50,000 of the note balance and accrued interest of $1,250 by issuing 20,500 shares of common stock to the note holder. The Company has charged the aggregate amount of the note payments ($80,000) to research and development expense during 1998. The Company has the right to terminate the agreement upon sixty days written notice to the licensor should it determine that the technology may be unpatentable or it is determined by the Company that the licensed products are uneconomical. The patent application was filed for this product during 1996 and notice of patent issuance was dated February 8, 1999.

During October, 1996 (amended March 26, 1997), the Company entered into a lease for office space for a thirty month period ending March 31, 1999 at a monthly rental of $2,694, including maintenance costs. During June 1997, the Company vacated the premises as a result of actions by the landlord, which in the opinion of the Company, rendered the space uninhabitable. The aggregate amount of unpaid rent which could be claimed by the landlord as a result the Company's vacation is approximately $25,000. During October 1998, the Company entered into a sixty month lease for office, manufacturing and warehouse space in Las Vegas, Nevada. The lease provides for an initial monthly rental of $11,364 including estimated lease operating costs. Rent expense was $57,320 and $32,328 for the years ended December 31, 1998 and 1997, respectively. The Company also leases certain office equipment under non-cancelable operating leases having monthly rentals of $561.

Future minimum rentals, including escalation provisions, under the leases are as follows:


     1999         $131,731
     2000         $201,461
     2001         $206,207
     2002         $200,040
     2003         $200,040
     2004          $16,670


The Company has granted joint exclusive licenses to two entities for marketing rights to one of its products which provide for royalty payments to the Company of $.04 and $.075 per unit sold. Amounts paid pursuant to the licenses have not been material.

The Company's primary business activity since its inception has been the completion of research and development for its electronic shuffling machine. Substantially all of the costs associated with this research and development through December 31, 1996 had been paid to an engineering and design company whose principal shareholder is a member of the Company's board of directors. A prototype shuffling machine was delivered to the Company during 1996.

The Company believes that it has fulfilled it's contractual obligations to the design company and had retained the services of another company for refinements to the prototype and commencement of manufacture of the device. Manufacture of the device began during September of 1997. During the

                   CASINOVATIONS INCORPORATED

                   DECEMBER 31, 1998 AND 1997

March 1998, the Company took over control of all product development and the manufacture of all of its products. The Company acquired manufacturing facilities and necessary equipment and personnel. As of December 31, 1998, the Company has completed the manufacture of 170 shuffler units and has inventory levels sufficient to produce 350 additional units.

The Company's ability to complete its development stage and begin product sales is dependent upon the successful manufacture of commercial quantities of its products .

NOTE 11   SUBSEQUENT EVENTS

Subsequent to December 31, 1998, the Company completed the public offering of its common stock and has received additional gross proceeds of $1,320,025.

Additionally, the Company has placed $1,250,000 of convertible debt with interest at 9.5% per annum and a five year term. The notes are convertible into shares of the Company's common stock at a conversion rate of $2.60 per share. Additionally, the note purchasers received warrants to purchase 9,100 shares of the Company's common stock for each $50,000 increment of debt purchased. The warrants expire after five years and are exercisable at a price of $3.00 per share.

Subsequent to December 31, 1998, the Company has placed an additional 54 shufflers under rental contracts and has commitments for an additional 158 units. Additionally, the Company has received purchase commitments for an aggregate of 1,200 units of its "SecureDrop" products.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

     INFORMATION CONCERNING THE BOARD OF DIRECTORS AND  EXECUTIVE
     OFFICERS

     The Board of Directors presently consists of six persons. The Company's Bylaws provide for a Board of Directors consisting of one to nine persons who are elected for a term of one year.
At the Company's Annual Meeting of Stockholders scheduled for March 29, 1999, the Company's stockholders will vote upon several matters, including, but not limited to, that certain Agreement and Plan of Merger, dated March 6, 1999, by and between the Company and the Company's wholly-owned subsidiary, a Nevada corporation (the "Subsidiary") where the Company would merge with and into the Subsidiary with the Subsidiary as the surviving corporation (the "Merger"). The Merger would change the Company's state of incorporation from Washington to Nevada and would effect certain changes to the Company's corporate governance, such as the classification of the Company's Board of Directors. Accordingly, upon approval of the Merger by stockholders, the Company will have a classified Board of Directors consisting of three categories, A, B and C. Category A directors, Richard S. Huson and Bob L. Smith, will have a three-year term expiring 2002, Category B directors, Steven J. Blad and Ronald O. Keil, will have a two-year term expiring 2001, and Category C directors, David E. Sampson and Jamie McKee, will have a one-year term expiring 2000. After their initial terms, the directors will thereafter be elected for three-year terms such that only one category of directors will stand for election at each subsequent annual meeting of stockholders. In the event that the Merger is not approved, each director's term will expire in 2000.

     The following information is furnished with respect to each member of the Board of Directors and the Company's executive officers who are not directors. There are no family relationships between or among any directors or executive officers of the Company.

     DIRECTORS


    NAME            AGE   DIRECTOR     POSITION                  DIRECTOR CATEGORY
                           SINCE                                  AFTER THE MERGER
    ----            ---   --------     --------                   ----------------
Steven J. Blad      47      1998       Chief Executive Officer,         B<F2>
                                       President and Director

Richard S. Huson    59      1998       Chairman of the Board            A<F1>

Ronald O. Keil      66      1998       Director                         B<F2>

Jamie McKee         40      1998       Director                         C<F3>

David E. Sampson    58      1996       Director                         C<F3>

Bob L. Smith        61      1998       Director                         A<F1>

----------------

<F1> Should  the  Merger be  approved, Category A directors  will initially be elected for a three year term expiring in 2002 and for three year terms thereafter.
<F2> Should  the  Merger be  approved, Category B directors  will initially be elected for a two year term expiring in 2001 and for three year terms thereafter.
<F3> Should  the  Merger be  approved, Category C directors  will initially be elected for a one year term expiring in 2000 and for three year terms thereafter.


     STEVEN J. BLAD. Mr. Blad was President and Chief Executive Officer of Flagship Games International from 1987 to July 1991. From July 1991 to September 1994, Mr. Blad was a consultant for Marketing and Gaming in Atlanta, Georgia. From October 1994 to September 1996, Mr. Blad was a consultant for Spintek Gaming Technologies. Mr. Blad joined the Company in October 1996 as Vice President of Sales and Marketing until April 30, 1997 when he was named President of the Company. Mr. Blad served in that position until May 27, 1998 when he became Chief Executive
Officer, President and Director of the Company. Mr. Blad received a Bachelor of Arts degree in 1973 from Carson Newman. He obtained a Masters of Arts degree in 1975 from Southern
Baptist Graduate School. From 1975 to 1976, Mr. Blad attended additional graduate studies at the University of Alabama.

     RICHARD S. HUSON. Mr. Huson has been Chairman of the Board of Directors since May 1998. Until February 1998, Mr. Huson was a Principal of the Crabbe Huson Group, Inc., an investment advisory firm, which he co-founded in 1980. Previously, Mr. Huson worked for three years as a registered representative at Foster & Marshall, Inc. From 1974 to 1977, Mr. Huson was Senior Vice President, and Investment Director for the Boston Company Institutional Investors, Inc. Mr. Huson previously managed  mutual  funds  with  Wellington  Management  Company  in
Boston, Massachusetts and Financial Programs, Inc. in Denver, Colorado. He began his career in investments in 1966 as a securities analyst after earning a Bachelor of Science degree with emphasis on finance and economics from Portland State University.

     RONALD O. KEIL. Mr. Keil has been a member of the Board of Directors since October 1998. Since July 1990, Mr. Keil and his son, Rick, own and operate two supermarkets located in San Diego, California. From March 1995 to June 1998, Mr. Keil was Managing Partner of RJL Properties, Inc. that owned and operated four hotels and a mini-storage facility. In addition, Mr. Keil owned a 142-room Holiday Inn located at Idaho Falls, Idaho from October 1993 to January 1998. From August 1987 to May 1997, Mr. Keil served as Chairman of the Board of Directors of Drypers Corporation, a diaper manufacturing company. From January 1960 to March 1985, Mr. Keil owned and operated Keil's Food Stores, a regional chain of supermarkets located in Washington and Oregon. Mr. Keil is a founder and director of the Bank of Clark County, Oregon. Mr. Keil earned a Bachelor of Science in Business Administration from Lewis and Clark College and has completed graduate work towards an MBA from the University of Oregon.

     JAMIE MCKEE. Ms. McKee has been a member of the Board of Directors since May 1998. Ms. McKee has been the editor of CASINO JOURNAL, a national trade publication for the gaming industry, since February 1996. From April 1995 to February 1996, Ms. McKee was a Public Relations Account Executive with DRGM Advertising and Public Relations in Las Vegas, Nevada. From 1988 to April 1995, Ms. McKee was editor of the LAS VEGAS BUSINESS PRESS, a weekly business publication in Las Vegas, Nevada. Ms. McKee earned a Bachelor of Arts in English from the University of Nevada, Las Vegas in 1983.

     DAVID E. SAMPSON. From August, 1985 to 1991, Mr. Sampson was the owner and manager of University Bistro in Seattle, Washington. From March 1994 to April 1996, Mr. Sampson has served as President and Chairman of MITT USA Corporation, a sporting goods manufacturer. Mr. Sampson was General Manager and Director of Rendova Boats, LLC from October 1996 to December 1997. Rendova Boats is a boat manufacturer located in Olympia, Washington. Mr. Sampson received a Bachelor of Science at Oregon State University in Social Science in 1965. He received a Masters degree in Political Science from the State University of New York at Buffalo in 1968 and a post-graduate degree from the Pacific Coast Banking School at the University of Washington in 1982.

     BOB L. SMITH. Mr. Smith has been a member of the Board of Directors since May 1998. Mr. Smith also serves as Chairman of the Board of Directors and Chief Executive Officer of VIP's

Industries, a company co-founded by Mr. Smith in 1968 that oversees restaurant, hotel and real estate development in five Western states. In 1966, he started the Bob L. Smith Real Estate Company, concentrating on real estate and development in Oregon, Washington and Northern California. From 1962 through 1965, Mr. Smith was Real Estate Analyst and Marketing Supervisor with the American Oil Company. Mr. Smith currently serves on the Board of Directors of Centennial Bank, Regency of Oregon (formerly Blue Cross and Blue Shield of Oregon), The Crabbe-Huson Funds, Inc., an investment management company, and Flying J. Inc, an integrated oil company. Mr. Smith received a Bachelor of Science in Business Administration from the University of Oregon in 1962.

     ADDITIONAL OFFICERS AND EMPLOYEES

     JAY L. KING. Mr. King has extensive experience in all phases of financial management for a variety of companies and circumstances. He was Controller for Sigma Game, Inc., a manufacturer and developer of electronic based and software driven gaming machines, from December 1994 to October 1995. Mr. King was consultant to the Company from November 1995 through February 1996 and served as Vice President of Finance and Controller and Director from March 1996 to May 27, 1998. Since May 27, 1998, Mr. King has served as Chief Financial Officer, Treasurer and Secretary. From July 1993 to November 1994,
Mr.  King  was  an  independent financial  consultant  and  Chief
Financial Officer for I.C. Refreshment Corporation, a startup beverage company. From 1986 to 1993, Mr. King was director of financial management for PG&E, a public utility company. Mr. King managed full financial responsibilities for engineering, construction and manufacturing business unit. Mr. King holds a Bachelor of Science in Accounting (1971) and an MBA (1973) from the University of Utah and is a Certified Public Accountant.

     On March 22, 1999, Mr. King submitted his letter of resignation to the Company effective April 2, 1999. The Company has accepted Mr. King's letter of resignation and the parties have mutually agreed to terminate Mr. King's employment agreement as of the effective date of the resignation.

     WILLIAM E. O'HARA, JR. Mr. O'Hara has been Senior Vice President of the Company since August 1998. With almost forty years of sales experience, Mr. O'Hara formerly held the positions of Senior Vice President, Vice President of Field Operations, Executive Director of Customer Relations and Director with Shuffle Master Gaming, Inc. During his employment with Shuffle Master Gaming, Inc., Mr. O'Hara created the sales, marketing and service divisions. Mr. O'Hara currently sits on the board of directors of the Casino Management Association.

     DEAN BARNETT. Mr. Barnett, Vice President of Sales since August 1998, has over five years of sales experience in the gaming industry. Mr. Barnett formerly held the position of National Sales Manager for Shuffle Master Gaming, Inc. Prior to his employment with Shuffle Master Gaming, Inc., Mr. Barnett worked for Bally's Las Vegas as part of a special management team focused on fraudulent player practices, such as card counting and shuffle tracking.

     COMPENSATION OF NON-EMPLOYEE DIRECTORS

     Directors' fees were $500 per quarter/meeting for 1998 and are $500 per quarter/meeting for 1999, and are paid to directors who are not employees of the Company. All expenses for meeting attendance or out-of-pocket expenses connected directly with their representation on the Board of Directors will be reimbursed by the Company. Directors who are employees of the Company or its subsidiaries do not receive compensation for their services as directors.

     BOARD OF DIRECTORS MEETINGS

     The Board of Directors generally meets quarterly, and in the twelve months ended December 31, 1998, the Board of Directors held three regular meetings. All directors attended at least 75% of the meetings held.

     COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has one standing committee, the Compensation Committee. The Board of Directors created the
Compensation Committee in January 1999 and appointed Bob L. Smith, Ronald O. Keil and David E. Sampson as members of said committee. The function of the Compensation Committee is to review and make recommendations to the Board of Directors with respect to the compensation of the Company's executive officers.

ITEM 10.  EXECUTIVE COMPENSATION

     COMPENSATION OF EXECUTIVE OFFICERS

     The following tables set forth compensation received by Steven J. Blad, the Company's Chief Executive Officer, and other executive officers of the Company whose total compensation for the year ended December 31, 1998, exceeded $100,000.

                   SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation awarded to, earned by or paid to, the Company's chief executive officer and its four other most highly-compensated executive officers for services rendered in all capacities during its fiscal years ended December 31, 1998, 1997, 1996.


                                Annual Compensation            Long Term Compensation
                                --------------------           ----------------------
                                                                 Awards            Payouts
                                                                 ------            -------

                                                 Other                Securities                 All
                                                 Annual   Restricted    Under-      LTIP        Other
Name and Principal       Year   Salary   Bonus   Compen-     Stock      Lying      Payouts     Compen-
Position                         ($)      ($)    sation     Award(s)   Options/      ($)       sation
                                                   ($)        ($)      SARs (#)                  ($)<F1>
------------------       ----   ------   -----   -------  ----------  ----------   -------     ---------

Steven J. Blad,          1998  102,520    -0-      -0-      10,000      200,000      -0-        91,500<F2>

Chief Executive          1997   19,500    -0-      -0-      15,000      100,000      -0-       152,780<F2>
Officer,President
and Director             1996    -0-      -0-      -0-       -0-          -0-        -0-        27,750<F2>


Glen Pickell,            1998    -0-      -0-      -0-       -0-          -0-        -0-        27,239<F2>

Chief Executive Officer  1997    -0-      -0-      -0-       -0-          -0-        -0-        71,120<F2>
(Sept. 1996-May 1998)
                         1996    -0-      -0-      -0-       -0-          -0-        -0-        20,479<F2>


Jay L. King,             1998   90,000  15,000     -0-       -0-        100,000      -0-          -0-

Chief Financial          1997   90,000  14,850     -0-       -0-          -0-        -0-          -0-
Officer, Secretary
and Director             1996   73,750  12,500    10,200     -0-         75,000      -0-          -0-

--------------------

<F1>  The Company provides certain perquisites and other personal benefits to some or all of the executives. The unreimbursed incremental cost to the Company of providing perquisites and other personal benefits did not exceed, as to any of the executives for any year, the lesser of $50,000 or 10% of the total salary and bonus paid to such executive for such year.

<F2>  Affiliated  entities of current  and  former  officers  and directors received compensation in the fiscal years ended December 31, 1998, 1997 and 1996: (i) the Arcus Group, an entity controlled by Glen (Tom) Pickell, a former officer and director of the Company that provided management consulting services to the Company, received $27,239 in 1998, $71,210 in 1997 and $20,479 in 1996; and (ii) Gametek, Inc., an entity controlled by Steven J. Blad that provided sales, marketing and management consulting services to the Company, received $91,500 in 1998, $152,780 in 1997 and $27,750 in 1996.


             OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     The  following table sets forth information regarding grants of  stock options during the fiscal year ended December 31,  1998
made  to  the  named  executive officers.   There  are  no  stock
appreciation rights.



                                                          Individual Grants
                       ------------------------------------------------------------------------------------------

                       Number of Securities           Percent of Total           Exercise or
Name                   Underlying Options/         Options/SARs Granted to        Base Price
                         SARs Granted (#)         Employees in Fiscal Year<F1>    ($/Share)       Expiration Date
-------------------    --------------------       ----------------------------   -----------      ---------------
Steven J. Blad               100,000                        30.30%                  $1.50           June 1, 2003
Steven J. Blad               100,000                        30.30%                  $1.50        November 15, 2003
Jay L. King                  100,000                        30.30%                  $1.50        November 15, 2003

---------------

<F1> The  total  number  of  options granted to employees by  the
Company for the year ended December 31, 1998 was 330,000 options.


       AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
              AND FISCAL YEAR-END OPTION/SAR VALUES

     As none of the Company's named executive officers exercised any stock options during the fiscal year ended December 31, 1998, a table reflecting the same has been intentionally omitted.

     LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

     As none of the Company's named executive officers received any stock options under a long-term incentive plan during the fiscal year ended December 31, 1998, a table reflecting the same has been intentionally omitted.

     EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Steven J. Blad and Jay L. King. Effective June 1, 1998, the Company and Mr. Blad entered into an employment agreement for a term expiring December 31, 1999. Mr. Blad will receive base pay of $12,500 per month through December 31, 1998 and $18,500 per month for the remainder of the term. Mr. Blad was granted options to purchase 100,000 shares at $1.50 per share and is eligible to receive an additional stock option for 100,000 shares at $1.50 per share upon attaining the Company's goals for 1998 as determined by the Board of Directors. An affiliated entity of Mr. Blad also agreed to the termination of a consulting agreement in exchange for $42,000, payable over 7 months, and 10,000 shares of the Company's common stock.

     Effective January 1, 1997, the Company entered into an employment agreement with Jay L. King, for a term of two years. Upon expiration, the employment agreement shall be renewed for regular successive one-year terms unless either party submits a notice of termination thirty days prior to the end of the preceding period. Mr. King receives a monthly base salary of $7,500 and shall be entitled to a quarterly bonus in an amount not to exceed $2,500 per month upon the Company achieving its goals as set by the Company's Board of Directors, upon the fulfillment of Mr. King's duties and the Company achieving its goals. Additionally, Mr. King shall receive stock options to purchase up to 150,000 shares of common stock at $1.50 per share upon the following events: (i) stock options for 50,000 shares of common stock upon successful completion of the Registration Statement on Form SB-2; (ii) stock options for 50,000 shares of common stock upon Mr. King fulfilling his obligations and the Company reaching its goals for 1997; and
(iii) stock options for 50,000 shares of common stock upon Mr. King fulfilling his obligations and the Company reaching its goals for 1998. On November 15, 1998, in accordance with the terms of the employment agreement, the Company issued to Mr. King options to purchase 100,000 shares of common stock at $1.50 per share. In light of the letter of resignation submitted by Mr. King, the Company and Mr. King have mutually agreed to terminate Mr. King's employment agreement.

     The Company is currently in the process of negotiating employment agreements with its other officers and employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following is a list of the beneficial stock ownership as of on January 31, 1999 of (1) all persons who beneficially owned more than 5% of the outstanding shares of the Company's common stock, (2) all directors, (3) all executive officers named in the Summary Compensation Table (see page 50) and (4) all officers and directors as a group at the close of business on January 31, 1999, according to record-ownership listings as of that date, and according to verifications as of January 31, 1999, which the Company solicited and received from each officer and director:


 TITLE OF                                          AMOUNT AND NATURE OF            PERCENT OF
  CLASS                BENEFICIAL OWNER            BENEFICIAL OWNERSHIP<F1><F2>     CLASS<F2>
---------              ----------------            ----------------------------    ----------

Common                 Richard S. Huson                    2,884,223<F3>              39.3%
                       15 SW Colorado Avenue,
                       Suite 280
                       Bend, Oregon  97702

Common                 Steven J. Blad                        541,316<F4>               7.1%
                       6744 S. Spencer Street
                       Las Vegas, Nevada  89119

Common                 Bob L. Smith                          399,997<F5>               5.5%
                       280 Liberty Street,
                       S.E., Suite 300
                       Salem, Oregon  97301

Common                 Jay L. King                           200,165<F6>               2.7%
                       6744 S. Spencer Street
                       Las Vegas, Nevada  89119

Common                 Ronald O. Keil                        181,689                   2.5%
                       2904 N.E. Burton,
                       Suite A
                       Vancouver, Washington  98661

Common                 David E. Sampson                      137,512<F7>               1.9%
                       14009 - 205th Avenue N.E.
                       Woodinville, Washington  98072

Common                 Jamie McKee                               0                     <F*>
                       5240 S. Eastern Avenue
                       Las Vegas, Nevada  89119

Common                 All executive officers              4,114,902<F8>              51.7%
                       and directors as a
                       group (7 persons)
-----------------

<F*> Less than one percent.
<F1> Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.
<F2>  Includes shares issuable upon the exercise of  options  and warrants exercisable within 60 days of the stated date.
<F3> Includes 52,721 shares issuable upon the exercise of Class A
Warrants.
<F4>  Includes 10,000 shares issued to Gametek, Inc.,  an  entity controlled  by  Mr.  Blad,  options to  purchase  300,000  shares granted by the Company, options to purchase 230,000 shares granted by Richard S. Huson, 1,216 shares issued to the spouse of Mr. Blad and 100 shares issued to Mr. Blad directly.
<F5> Includes 33,557 shares issuable upon the exercise of Class A
Warrants held by VIP's Industries, Inc., an entity controlled by Mr. Smith, 147,906 shares issued to VIP's Industries, Inc., 1,000 shares issued jointly to Mr. Smith and his daughter, and 217,534 shares issued to Mr. Smith directly.
<F6>  Includes options to purchase 175,000 shares issued  by  the
Company and 25,165 shares issued to Mr. King directly.
<F7>  Includes 1,557 shares issuable upon the exercise of Class A
Warrants, options to purchase 95,000 shares and 40,955 shares issued to Mr. Sampson directly.
<F8> Includes 87,835 shares issuable upon the exercise of Class A
Warrants and 570,000 shares issuable upon the exercise of stock options.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 1, 1997, the Company entered into a consulting agreement with Gametek, Inc. and Steven Blad, an officer of the Company. This agreement was terminated effective as of June 1, 1998 upon effectiveness of the employment agreement with Mr. Blad. See Part III. "Item 10. Executive Compensation - Employment Agreements."

     Through  a  purchase  agreement dated  September  1998,  the
Company agreed to purchase from Steven L. Forte, a former employee and director of the Company, and Cheryl L. Forte:
(i) certain royalties from the sales of the Shuffler, Fantasy 21 and the Safety-Peek Playing Card; (ii) options to purchase 20,000 shares of common stock; and (iii) 848,682 shares of common stock (the "Forte Transaction"). The Forte Transaction also involves the termination of the employment agreement with Steven Forte and the gifting of 82,000 shares of common stock by Steven and Cheryl Forte to certain individuals. As consideration, the Company executed a promissory note in favor of Steven and Cheryl Forte in the principal amount of $2,351,705 (the "Forte Note"), a security agreement in favor of Steven and Cheryl Forte granting a first security interest in the patents for the Shuffler, Fantasy 21 and the Safety-Peek playing card, and a pledge agreement in favor of Steven and Cheryl Forte whereby the Company pledged the Forte
Shares  as  security for the Forte Note.  In December  1998,  the
Company negotiated the cancellation of the Forte Note, the security agreement and pledge agreement, as well as an unrelated pre-existing promissory note in the principal amount of $130,047.46 (the "Pre-existing Forte Note"), in exchange for $1,250,000 to be paid in three installments: $500,000 on December 7, 1998, $500,000 on December 28, 1998 and $250,000 on January
15, 1999. Upon payment of the $1,250,000, the Company cancelled the Forte Note, the security agreement, the pledge agreement and the Pre-existing Forte Note and received a release from Steven and Cheryl Forte releasing the Company from any and all claims related, either directly or indirectly, to the Forte Transaction. Accordingly, the Company has retired the Forte Shares from the number of shares of common stock outstanding.

     During  the years ended December 31, 1998 and 1997,  Richard
S. Huson, Chairman and principal stockholder of the Company, and Bob L. Smith and Ronald O. Keil, directors and stockholders of the Company, made loans to the Company for working capital purposes. The balances payable by the Company aggregated $1,444,561 at December 31, 1998, including accrued interest of $59,561. The advances include short term demand notes made in 1998 due to Messrs. Smith and Keil which bear interest at 9.5% per annum and aggregate $150,000 at December 31, 1998. Mr. Huson has outstanding advances to the Company aggregating $1,235,000 of which $1,150,000 was received by the Company during the year ended December 31, 1998. The Company executed a replacement promissory representing the aggregate amount of advances made by Mr. Huson where the outstanding principal and interest is to be repaid at an interest rate of 9.5% per annum in monthly installments of $42,814 beginning July 1, 1999.

     At December 31, 1997, the Company had outstanding advances to Randy Sines, a former officer and director of the Company, aggregating $152,964 (the "Sines Advance"). In December 1998, the Sines Advance was cancelled with no continuing repayment obligation by the Company as a result of a private transaction between Mr. Sines and four individuals which included directors Richard S. Huson, Bob L. Smith and Ronald O. Keil. The cancellation of the indebtedness was accounted for by the Company as a contribution to capital.

     INDEMNIFICATION OF DIRECTORS AND OFFICERS

     The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Washington, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company. The Board of Directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Company.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issues.

     Further, the Company has obtained Directors and Officers Insurance. Pursuant to the policy with National Union Fire Insurance Company, the coverage includes Company reimbursement and sections action claims entity coverage. The coverage has a $1,000,000 aggregate limit of liability in each policy year (inclusive of defense costs) and there is a retention of $25,000 for each claim.

     TRANSACTION REVIEW

     The Company has adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of the Company's Board of Directors. The Bylaws of the Company provide that no such transactions by the Company shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the Board of Directors of the Company or a committee thereof which approves such transactions, or solely because their votes are counted for such purpose if: (i) the fact of such common directorship or financial interest is disclosed or known by the Board of Directors or committee and noted in the minutes, and the Board or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote for that purpose without counting the vote or votes of such interested directors; or (ii) the fact of such common directorship or financial interest is disclosed to or known by the stockholders entitled to vote and they approve or ratify the contract or transaction in good faith by a majority vote or written consent of stockholders holding a majority of the shares of common stock entitled to vote (the votes of the common or interested directors or officers shall be counted in any such vote of stockholders); or (iii) the contract or transaction is fair and reasonable to the Company at the time it is authorized or approved. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors of the Company or a committee thereof which approves such transactions. If there are no disinterested directors, the Company shall obtain a majority vote of the stockholders approving the transaction.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

NUMBER   EXHIBIT DESCRIPTION
------   -------------------

 2.01    Agreement and Plan of Merger dated as of March  6,  1999
         by  and  between  the  Company and Casinovations  Nevada
         Incorporated.

 3.01 Articles of Incorporation incorporated by reference from the Company's Registration Statement on Form SB-2 ("Form
         SB-2") filed on July 16, 1997, File Number 333-31373.

 3.02    Amendment to Articles of Incorporation dated October 12,
         1996 incorporated by reference from Form SB-2 filed on July 16, 1997, File Number 333-31373.

 3.03    Amendment  to  Articles of Incorporation  dated  January
         1997 incorporated by reference from Form SB-2 filed on July 16, 1997, File Number 333-31373.

 3.04 Bylaws dated September 1995 incorporated by reference from Form SB-2 filed on July 16, 1997, File Number 333-
         31373.

 3.05 Amended and Restated Bylaws, incorporated by reference from Post-Effective Amendment No.1 on Form SB-2/A filed on June 5, 1998.

 4.01 Specimen certificate for Common Stock incorporated by reference from Form SB-2 filed on July 16, 1997, File
         Number 333-31373.

 4.02 Specimen Warrant certificate incorporated by reference from Form SB-2 filed on July 16, 1997, File Number 333-
         31373.

 4.03    Casinovations Incorporated 1999 Stock Option Plan.

10.01    Consulting Agreement of GameTek and Steven J. Blad dated
         February 1, 1997 incorporated by reference from Form SB-
         2 filed on July 16, 1997, File Number 333-31373.

10.02    Consulting  Agreement with Gaming Venture Corp.,  U.S.A.
         dated  July 8, 1996 incorporated by reference from  Form
         SB-2 filed on July 16, 1997, File Number 333-31373.

10.03    Exclusive  Distributorship Agreement with Sodak  Gaming,
         Inc. dated April 23, 1997 incorporated by reference from Form SB-2 filed on July 16, 1997, File Number 333-31373.

10.04 Exclusive Distributorship Agreement with RGB SDN BHD dated February 19, 1997 incorporated by reference from Form SB-2 filed on July 16, 1997, File Number 333-31373.

10.05 Exclusive Distributorship Agreement with H. Joel Rahn dated June 1, 1997 incorporated by reference from Form
         SB-2 filed on July 16, 1997, File Number 333-31373.

10.06    Exclusive License Agreement with George C. Matteson Co.,
         Inc. dated May 5, 1994 incorporated by reference from Form SB-2 filed on July 16, 1997, File Number 333-31373.

NUMBER   EXHIBIT DESCRIPTION
------   -------------------

10.07    License  Agreement with The United States  Playing  Card
         Company dated March 16, 1995 incorporated by reference from Form SB-2 filed on July 16, 1997, File Number 333-
         31373.

10.08    Collateral  Loan  Agreement with Gaming  Venture  Corp.,
         U.S.A. incorporated by reference from Amendment No. 1 to Form SB-2 filed on September 17, 1997, File Number 333-
         31373.

10.09    Exclusive  License Agreement with Technology Development
         Center, LLC incorporated by reference from Amendment No.
         2  to  Form SB-2 filed on November 12, 1997, File Number
         333-31373.

10.10 Form of Convertible Unsecured Note, incorporated by reference from Post-Effective Amendment No.1 on Form SB-
         2/A filed on June 5, 1998.

10.11 Forte Letter Agreement dated May 28, 1998, incorporated by reference from Post-Effective Amendment No.1 on Form
         SB-2/A filed on June 5, 1998.

10.12    Exclusive  Distributorship Agreement  with  Gaming  2000
         L.L.C. dated May 28, 1998, incorporated by reference from Post-Effective Amendment No.1 on Form SB-2/A filed on June 5, 1998.

10.13    Exclusive Distributorship Agreement with Belgian  Gaming
         Technology dated December 18, 1997, incorporated by reference from Post-Effective Amendment No.1 on Form SB-
         2/A filed on June 5, 1998.

10.14 Asset Purchase Agreement dated August 14, 1998, by and between Casinovations Incorporated and Gaming 2000, L.L.C., incorporated by reference from Post-Effective Amendment No.2 on Form SB-2/A filed on September 18, 1998.

10.15    Purchase  Agreement dated September 1998 with Steven  L.
         Forte and Cheryl Forte.

10.16 Assignment Agreement dated December 16, 1998 by and between Casinovations Incorporated and Randy D. Sines and Irene C. Sines, incorporated by reference from Form 8-K filed on December 23, 1998, File Number 333-31373.

10.17 Form of Lock Up Agreement incorporated by reference from Amendment No. 3 to Form SB-2 filed on January 12, 1998,
         File Number 333-31373.

10.18 Form of Warrant Lock Up Agreement incorporated by reference from Amendment No. 6 to Form SB-2 filed on April 2, 1998, File Number 333-31373.

10.19 Form of Warrant Lock Up Agreement incorporated by reference from Amendment No. 7 from Form SB-2 filed on April 9, 1998, File Number 333-31373.

10.20    Lock   Up  Agreement  incorporated  by  reference   from
         Amendment  No.  7 to Form SB-2 filed on April  9,  1998,
         File Number 333-31373.

10.21 Form of Lock-Up Agreement, incorporated by reference to Post-Effective Amendment No.2 on Form SB-2/A filed on
         September 18, 1998, File Number 333-31373.

NUMBER   EXHIBIT DESCRIPTION
------   -------------------

10.22 Shareholder Agreement dated August 27, 1998, by and between Casinovations Incorporated and Richard Huson and Randy Sines, incorporated by reference to Post-Effective Amendment No.2 on Form SB-2/A filed on September 18, 1998, File Number 333-31373.

10.23    Lease Agreement dated October 7, 1998 by and between the
         Company and Spencer Airport Center, LLC.

10.24    Promissory Note dated December 3, 1998 executed  by  the
         Company in favor of Steven L. Forte and Cheryl Forte.

10.25 Shareholder Agreement dated December 14, 1998 by and between Casinovations Incorporated and Richard Huson,
         Bob Smith and Ron Keil.

10.26    Release and Assignment Agreement dated January 15,  1999
         by  and between Casinovations Incorporated and Steven L.
         Forte and Cheryl Forte.

10.27    Agreement   dated  March  24,  1999   by   and   between
         Casinovations    Incorporated   and   Dominion    Income
         Management.

21.01    Subsidiaries of Registrant.

23.01    Consent of James E. Scheifley & Associates, P.C.

27.01    Financial Data Schedule.

99.01    Employment  Agreement of Jay L. King  dated  January  1,
         1997 incorporated by reference from Form SB-2 filed on July 16, 1997, File Number 333-31373.

99.02    Employment  Agreement with Steven  Blad  dated  June  1,
         1998,   incorporated  by  reference  to   Post-Effective
         Amendment  No.1 on Form SB-2/A filed on  June  5,  1998,
         File Number 333-31373.

     (b)  REPORTS ON FORM 8-K.

      During the three month period ended December 31, 1998, the Company filed a Form 8-K dated December 3, 1998 with the Securities and Exchange Commission on December 23, 1998 reporting, among other things, the approval of the Random Ejection Shuffler by the Nevada State Gaming Control Board. The Company subsequently filed a Form 8-K dated December 31, 1998 with the Securities and Exchange Commission on January 7, 1999 reporting the extension of the Company's offering of 1,500,000 shares (subsequently amended to 1,517,744 shares) of common stock for thirty days from December 31, 1998 to January 30, 1999.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CASINOVATIONS INCORPORATED


March 25, 1999                   By: /s/ Jay L. King
                                    -----------------------------
                                     Jay L. King, Secretary,
                                      Treasurer and Chief
                                      Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                    TITLE                   DATE


/s/ Steven J. Blad    Chief Executive Officer,        March 25, 1999
--------------------  President and Director
Steven J. Blad        (Principal Executive Officer)


/s/ Jay L. King       Chief Financial Officer,        March 25, 1999
--------------------  Treasurer and Secretary
Jay L. King           (Principal Financial and
                      Accounting Officer)


/s/ Richard S. Huson  Chairman of the Board of        March 25, 1999
--------------------  Directors
Richard S. Huson


/s/ Bob L. Smith      Director                        March 25, 1999
--------------------
Bob L. Smith


/s/ Ronald O. Keil    Director                        March 25, 1999
--------------------
Ronald O. Keil


/s/ David E. Sampson  Director                        March 25, 1999
--------------------
David E. Sampson


/s/ Jamie McKee       Director                        March 25, 1999
--------------------
Jamie McKee

                          EXHIBIT INDEX



NUMBER   EXHIBIT DESCRIPTION                                    PAGE
------   -------------------                                    ----

 2.01    Agreement  and Plan of Merger dated as of  March  6,     63
         1999  by  and  between the Company and Casinovations
         Nevada Incorporated.

 3.01 Articles of Incorporation incorporated by reference from the Company's Registration Statement on Form SB-
         2  ("Form SB-2") filed on July 16, 1997, File Number
         333-31373.

 3.02    Amendment to Articles of Incorporation dated October
         12, 1996 incorporated by reference from Form SB-2 filed on July 16, 1997, File Number 333-31373.

 3.03    Amendment to Articles of Incorporation dated January
         1997 incorporated by reference from Form SB-2 filed on July 16, 1997, File Number 333-31373.

 3.04    Bylaws   dated   September  1995   incorporated   by
         reference  from  Form SB-2 filed on July  16,  1997,
         File Number 333-31373.

 3.05    Amended   and   Restated  Bylaws,  incorporated   by
         reference from Post-Effective Amendment No.1 on Form
         SB-2/A filed on June 5, 1998.

 4.01 Specimen certificate for Common Stock incorporated by reference from Form SB-2 filed on July 16, 1997, File Number 333-31373.

 4.02    Specimen   Warrant   certificate   incorporated   by
         reference  from  Form SB-2 filed on July  16,  1997,
         File Number 333-31373.

 4.03    Casinovations Incorporated 1999 Stock Option Plan.       68

10.01 Consulting Agreement of GameTek and Steven J. Blad dated February 1, 1997 incorporated by reference from Form SB-2 filed on July 16, 1997, File Number
         333-31373.

10.02    Consulting  Agreement  with  Gaming  Venture  Corp.,
         U.S.A. dated July 8, 1996 incorporated by reference from Form SB-2 filed on July 16, 1997, File Number
         333-31373.

10.03    Exclusive   Distributorship  Agreement  with   Sodak
         Gaming, Inc. dated April 23, 1997 incorporated by reference from Form SB-2 filed on July 16, 1997,
         File Number 333-31373.

10.04 Exclusive Distributorship Agreement with RGB SDN BHD dated February 19, 1997 incorporated by reference from Form SB-2 filed on July 16, 1997, File Number
         333-31373.

10.05    Exclusive  Distributorship Agreement  with  H.  Joel
         Rahn dated June 1, 1997 incorporated by reference from Form SB-2 filed on July 16, 1997, File Number
         333-31373.

NUMBER   EXHIBIT DESCRIPTION                                    PAGE
------   -------------------                                    ----

10.06    Exclusive License Agreement with George C.  Matteson
         Co.,   Inc.  dated  May  5,  1994  incorporated   by
         reference  from  Form SB-2 filed on July  16,  1997,
         File Number 333-31373.

10.07    License  Agreement  with The United  States  Playing
         Card Company dated March 16, 1995 incorporated by reference from Form SB-2 filed on July 16, 1997,
         File Number 333-31373.

10.08    Collateral Loan Agreement with Gaming Venture Corp.,
         U.S.A. incorporated by reference from Amendment  No.
         1  to  Form  SB-2 filed on September 17, 1997,  File
         Number 333-31373.

10.09    Exclusive    License   Agreement   with   Technology
         Development Center, LLC incorporated by reference from Amendment No. 2 to Form SB-2 filed on November
         12, 1997, File Number 333-31373.

10.10 Form of Convertible Unsecured Note, incorporated by reference from Post-Effective Amendment No.1 on Form
         SB-2/A filed on June 5, 1998.

10.11    Forte   Letter   Agreement  dated  May   28,   1998,
         incorporated   by   reference  from   Post-Effective
         Amendment No.1 on Form SB-2/A filed on June 5, 1998.

10.12    Exclusive Distributorship Agreement with Gaming 2000
         L.L.C. dated May 28, 1998, incorporated by reference from Post-Effective Amendment No.1 on Form SB-2/A filed on June 5, 1998.

10.13 Exclusive Distributorship Agreement with Belgium Gaming Technology dated December 18, 1997, incorporated by reference from Post-Effective Amendment No.1 on Form SB-2/A filed on June 5, 1998.

10.14 Asset Purchase Agreement dated August 14, 1998, by and between Casinovations Incorporated and Gaming 2000, L.L.C., incorporated by reference from Post-Effective Amendment No.2 on Form SB-2/A filed on September 18, 1998.

10.15    Purchase Agreement dated September 1998 with  Steven     77
         L. Forte and Cheryl Forte.

10.16 Assignment Agreement dated December 16, 1998 by and between Casinovations Incorporated and Randy D. Sines and Irene C. Sines, incorporated by reference from Form 8-K filed on December 23, 1998, File Number 333-31373.

10.17 Form of Lock Up Agreement incorporated by reference from Amendment No. 3 to Form SB-2 filed on January
         12, 1998, File Number 333-31373.

10.18 Form of Warrant Lock Up Agreement incorporated by reference from Amendment No. 6 to Form SB-2 filed on April 2, 1998, File Number 333-31373.

10.19 Form of Warrant Lock Up Agreement incorporated by reference from Amendment No. 7 from Form SB-2 filed on April 9, 1998, File Number 333-31373.

NUMBER   EXHIBIT DESCRIPTION                                    PAGE
------   -------------------                                    ----

10.20 Lock Up Agreement incorporated by reference from Amendment No. 7 to Form SB-2 filed on April 9, 1998,
         File Number 333-31373.

10.21 Form of Lock-Up Agreement, incorporated by reference to Post-Effective Amendment No.2 on Form SB-2/A filed on September 18, 1998, File Number 333-31373.

10.22 Shareholder Agreement dated August 27, 1998, by and between Casinovations Incorporated and Richard Huson and Randy Sines, incorporated by reference to Post-Effective Amendment No.2 on Form SB-2/A filed on September 18, 1998, File Number 333-31373.

10.23    Lease Agreement dated October 7, 1998 by and between     79
         Casinovations   Incorporated  and  Spencer   Airport
         Center, LLC.

10.24    Promissory  Note dated December 3, 1998 executed  by     97
         the  Company in favor of Steven L. Forte and  Cheryl
         Forte.

10.25    Shareholder Agreement dated December 14, 1998 by and    103
         between   Casinovations  Incorporated  and   Richard
         Huson, Bob Smith and Ron Keil.

10.26    Release  and Assignment Agreement dated January  15,    111
         1999 by and between Casinovations Incorporated and Steven L. Forte and Cheryl Forte.

10.27    Agreement  dated  March  24,  1999  by  and  between    116
         Casinovations   Incorporated  and  Dominion   Income
         Management.

21.01    Subsidiaries of Registrant.                             124

23.01    Consent of James E. Scheifley & Associates, P.C.        126

27.01    Financial Data Schedule.                                128

99.01    Employment Agreement of Jay L. King dated January 1,
         1997 incorporated by reference from Form SB-2 filed on July 16, 1997, File Number 333-31373.

99.02    Employment Agreement with Steven Blad dated June  1,
         1998,  incorporated by reference  to  Post-Effective
         Amendment No.1 on Form SB-2/A filed on June 5, 1998,
         File Number 333-31373.