Form 10-Q
period 1999-03-31
CASINOVATIONS INC
filed 1999-05-17
CIK 1004673

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:        March 31, 1999
                                      --------------------------
                               OR

[ ]  TRANSITION  REPORT  PURSUANT SECTION  13  OR  15(D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:              to
                                      ----------     -----------

Commission file number:                 000-25855
                         ---------------------------------------

                   CASINOVATIONS INCORPORATED
-----------------------------------------------------------------
             (Exact name of small business issuer as
                    specified in its charter)

             Nevada                            91-1696010
---------------------------------       ------------------------
  (State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification No.)


        6744 S. Spencer Street, Las Vegas, Nevada  89119
----------------------------------------------------------------
            (Address of principal executive offices)


                         (702) 733-7195
----------------------------------------------------------------
                  (Issuer's telephone number)


----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

     YES         NO
          -----     -----

              APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    7,094,687 shares of common stock, $.001 par value, as of
                         March 31, 1999
-----------------------------------------------------------------
     Transitional Small Business Disclosure Format (check one);

     YES         NO   X
          -----     -----

                           FORM 10-QSB

                        TABLE OF CONTENTS

                                                            PAGE
                                                           NUMBER
                                                           ------
PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements                             3

             Balance Sheet                                    3

             Statement of Operations                          4

             Statement of Cash Flows                          5

             Notes to Financial Statements                    6

     Item 2. Management's Discussion and Analysis or Plan
             of Operations                                    7

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                               15

     Item 2. Changes in Securities                           15

     Item 3. Defaults Upon Senior Securities                 15

     Item 4. Submission of Matters to a Vote of Security
             Holders                                         15

     Item 5. Other Information                               15

     Item 6. Exhibits and Reports on Form 8-K                16

SIGNATURE                                                    16

EXHIBIT INDEX                                                17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                          BALANCE SHEET
                           (UNAUDITED)
                                                                March 31, 1999    December 31, 1998
                                                               ----------------   -----------------
                              ASSETS
Current assets:
  Cash                                                         $     1,299,589    $       200,749
  Accounts receivable, trade                                            44,382              2,810
  Accounts receivable - employees                                       31,520             11,347
  Inventories                                                        1,111,406            756,662
  Prepaid expenses                                                      42,052             38,896
                                                               ----------------   ----------------
    Total current assets                                             2,528,949          1,010,464

Property and equipment, at cost, net of
  accumulated depreciation of $164,817 and $125,380                    522,903            350,772

Intangible assets, at cost, net of
  accumulated amortization of $42,458 and $37,369                      156,376            157,916
Deferred interest                                                      203,414            238,590
Deposits                                                               164,572            142,821
                                                               ----------------   ----------------
                                                               $     3,576,214    $     1,900,563
                                                               ================   ================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable - bank                                          $       197,383    $       197,383
  Current portion of leases payable                                    592,970            219,758
  Current portion of long term debt                                     13,805              3,232
  Accounts payable                                                     946,528            810,349
  Accrued expenses                                                      31,563             40,576
  Accrued interest - stockholder loans                                 115,862             59,561
  Current portion of stockholder loans                                 310,037            295,755
  Customer deposits                                                     27,688             15,874
                                                               ----------------   ----------------
    Total current liabilities                                  $     2,235,836    $     1,642,488

Other long term debt                                                         -             13,948
Leases payable                                                         630,024                  -
Convertible debt                                                     1,900,000            813,138
Stockholder loans                                                      924,963          1,089,245
                                                               ----------------   ----------------
    Total liabilities                                          $     5,690,823    $     3,558,819

Stockholders' equity:
  Common stock, $.001 par value,
    40,000,000 shares authorized, 7,094,687 shares and
    6,767,106 shares issued and outstanding, respectively                7,094              6,767
   Additional paid-in capital                                        7,441,624          6,676,430
   Unpaid subscriptions to common stock                               (125,000)          (125,000)
   Deficit accumulated during development stage                     (9,438,327)        (8,216,453)
                                                               ----------------   ----------------
                                                                    (2,114,609)        (1,658,256)
                                                               ----------------   ----------------
                                                               $     3,576,214    $     1,900,563
                                                               ================   ================


    See accompanying notes to unaudited financial statements.

                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS
           THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                           (UNAUDITED)

                                                 Three Months Ended
                                         ---------------------------------
                                            March 31,          March 31,
                                               1999              1998
                                         --------------      -------------
Sales                                    $      17,705       $        345
Rental income                                   46,520                  -
Interest income                                  4,849                  3
                                         --------------      -------------
                                                69,074                348
Other costs and expenses:
  Cost of sales                                  5,745                  -
  General and administrative                 1,086,838            355,787
  Research and development                      69,661            102,333
                                         --------------      -------------
                                             1,162,244            458,120
                                         --------------      -------------
(Loss) from operations                      (1,093,170)          (457,772)

  Interest expense                              78,448             37,528
  Interest expense - related parties            45,262             24,880
                                         --------------      -------------
                                               123,710             62,408
                                         --------------      -------------
(Loss) before income taxes                  (1,216,880)          (520,180)
Provision for income taxes                           -                  -
                                         --------------      -------------

Net income (loss)                        $  (1,216,880)      $   (520,180)
                                         ==============      =============

Basic and diluted (loss) per share       $       (0.17)      $      (0.08)
                                         ==============      =============

Weighted average shares outstanding          7,253,547          6,179,638
                                         ==============      =============


    See accompanying notes to unaudited financial statements.


                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                           (UNAUDITED)


                                                            Three Months Ended
                                                    ----------------------------------
                                                    March 31, 1999     March 31, 1998
                                                   ----------------    ---------------
Net (loss)                                         $    (1,216,880)    $     (520,180)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                             44,527             16,965
  Stock and options issued for services                          -             33,000
  Amortization of deferred interest                         35,176                  -
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable               (61,744)           (25,400)
  (Increase) decrease in inventory                        (354,743)           (46,956)
  (Increase) decrease in prepaid expenses                    5,543              3,375
  (Increase) decrease in other assets                      (30,451)              (712)
  Increase (decrease) in accounts payable                 (297,975)           (46,243)
  Increase (decrease) in accrued expenses                   47,288              3,854
                                                   ----------------    ---------------
          Total adjustments                               (612,379)           (62,117)
                                                   ----------------    ---------------
Net cash (used in) operating activities                 (1,829,259)          (582,297)
                                                   ----------------    ---------------
Cash flows from investing activities:
 Acquisition of plant and equipment                       (211,569)            (8,376)
 Increase in patents and trademarks                         (3,550)            (3,368)
                                                   ----------------    ---------------
Net cash (used in) investing activities                   (215,119)           (11,744)
                                                   ----------------    ---------------
Cash flows from financing activities:
 Common stock sold for cash                              1,210,523                  -
 Proceeds from long-term debt                                    -            250,000
 Proceeds of shareholder loans                                   -            290,000
 Repayment of shareholder loans                           (150,000)           (27,245)
 Proceeds from leases payable                              295,182                  -
 Repayment of leases payable                              (109,111)           (36,400)
 Proceeds from convertible debentures                    1,900,000                  -
 Repayment of notes payable                                 (3,375)                 -
                                                   ----------------    ---------------
Net cash provided by financing activities                3,143,219            476,355
                                                   ----------------    ---------------
Increase (decrease) in cash                              1,098,841           (117,686)
Cash and cash equivalents,
 beginning of period                                       200,749            119,389
                                                   ----------------    ---------------
Cash and cash equivalents,
 end of period                                     $     1,299,590     $        1,703
                                                   ================    ===============


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998 as included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 26, 1999.

Basic loss per share was computed using the weighted average number of common shares outstanding.

NOTE 2 - STATEMENT REGARDING COMPUTATION OF LOSS PER SHARE.

Fully diluted loss per share excludes any dilutive effects of options, warrants and convertible securities. Fully diluted loss per share is not presented because the effect would be anti-dilutive.

NOTE 3 - SUBSEQUENT EVENT.

On April 30, 1999, the Company completed the rescission of a stock subscription agreement with an unaffiliated third party, paying $450,000 cash to the former stockholder. As of said date, the Company canceled the 200,000 shares returned under the rescinded subscription agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as statements relating to plans for future expansion, capital spending, future operations, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to liquidity requirements for the Company, the continued growth of the gaming industry, the success of the Company's product-development and marketing and sales activities, vigorous competition in the gaming industry, dependence on existing management, relocation of manufacturing facilities, gaming regulations (including actions affecting licensing and product approvals), leverage and debt service (including sensitivity to fluctuations in interest rates), issues related to the Year 2000, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

OVERVIEW

       The   Company's  primary  business  is  the   development,
manufacturing and marketing of various gaming concepts and products that increase the security, productivity and profits for the global gaming industry.

      From inception through December 31, 1998, the Company has been a "Development Stage Company" performing research and development, product prototyping, field testing of products, development of manufacturing capabilities, acquiring inventory, development of distribution channels, staffing (including the four top sales executives from a major shuffler competitor) and obtaining a building with sufficient capacity to house future growth. Beginning January 1999, the Company has experienced modest sales development and revenue growth.

     The following discussion summarizes the Company's results of operations for the three months ended March 31, 1999 and 1998 and the Company's liquidity and capital resources.

RESULTS OF OPERATIONS

  YEARS ENDED MARCH 31, 1999 AND 1998

      REVENUES. For the three months ended March 31, 1999, the Company generated total revenues of $69,074 compared to $348 for the three months ended March 31, 1998. The revenues for the three months ended March 31, 1999 consisted of Random Ejection Shuffler (the "Shuffler") rentals of $18,523, Shuffler sales of
$15,500, table game (the "Fun Pit Collection") rentals of $27,997, other sales of $2,205 and interest income of $4,849.

      SELLING,  GENERAL  AND ADMINISTRATIVE EXPENSES.    For  the
three   months  ended  March  31,  1999,  selling,  general   and
administrative expenses increased approximately $731,051, or 205%, to $1,086,838 compared to $355,787 for the three months ended March 31, 1998. This increase was primarily attributable to costs associated with the development and marketing of the Company's products and the expansion of the Company's operations. For the three months ended March 31, 1999, selling, general and administrative expenses included: salaries and related costs of $549,600; consulting services of $4,829; gaming industry show costs of $77,277; travel and entertainment costs of $71,899; printing and office expense, including rent, of $155,188; and legal expenses of $67,837. In addition, the Company had depreciation and amortization of $44,527 compared to $16,965 for the three months ended March 31, 1999 and 1998, respectively.

      INTEREST EXPENSE. For the three months ended March 31, 1999, the Company incurred interest expenses of $123,710 compared to $62,408 for the three months ended March 31, 1998. This increase was primarily attributable to the increased borrowings by the Company.

      NET INCOME (LOSS). For the three months ended March 31, 1999, the Company had a net loss of $1,216,880, compared to a net loss of $520,180 for the three months ended March 31, 1998. The increase in net loss was primarily due to continued development of the Company's products and the expansion of the Company's operations. Basic loss per share was $0.17 for the three months ended March 31, 1999 compared to $0.08 for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      OVERVIEW. The Company has continued to focus on sales and marketing efforts for its Shuffler and has begun to make significant placements of Shufflers in a variety of gaming facilities. As a result, Shuffler leases in Nevada and sales in other jurisdictions are beginning to generate cash flow which is expected to continue to build through the rest of the year. The Company is continuing to expend cash to develop its SecureDrop system, and these costs, together with product improvement expenses, related marketing and regulatory costs and litigation and legal expenses, are consuming cash resources. The Company has begun to obtain sales orders from a variety of gaming customers for the SecureDrop product. To ramp up increased product production for both the Shuffler and the new production line for the SecureDrop system, the Company will continue to expend cash for which there will not be cash revenue generated until later in the year. As a result, the Company has expended most of the proceeds from both the common stock Offering and the convertible note placement. Although the Company has third party lease financing available, the cost of such funds is high, and management believes that it will be advantageous to the Company to explore other cash sources.

      In May 1999, the Company contacted the holders of the Company's convertible notes and Class E Warrants and proposed the following: (1) accelerated conversion right for the convertible notes from August 1999 to May 1999, (2) accelerated warrant exercise right from August 1999 to May 1999, and (3) in exchange for cash exercises, issuance of additional warrants at $3.00 per share to such persons on a warrant for warrant basis for each warrant exercised. This proposal was subject to exercise and payment by the end of May 1999. The Company believes that most holders will accept the foregoing, and as a result, the Company expects to receive a maximum of $1,499,373 and issue a maximum of 1,230,552 shares of common stock.

      Management believes that the above transaction, assuming that all holders convert their debt and exercise their warrants, will benefit the Company as follows: (1) cash on hand should cover the Company's expected cash requirements through the middle of the third quarter of 1999, by which time the Company anticipates cash flows from Shuffler leases and sales and SecureDrop sales will begin to meet the Company's liquidity requirements, (2) up to $1,900,000 in debt would be removed from the balance sheet to become stockholder equity, (3) cash interest costs on convertible debt would be eliminated, and (4) management would be able to focus on operations during the next quarter, not on sources of funds. Although there is no assurance that all of the convertible note holders will participate, the Company believes most will. The Company believes that as a result of this transaction, short-term liquidity requirements will be met.

      WORKING CAPITAL. At March 31, 1999, the Company had cash, cash equivalents and investments of $1,299,589 compared to $1,703 at March 31, 1998. At March 31, 1999, the Company's working capital was $293,113 compared to a deficit of $1,645,859 at March 31, 1998. At March 31, 1999, the Company's current ratio, I.E.
the ratio of current assets to current liabilities, was 1.13:1 compared to 0.62:1 at December 31, 1998. Until the Company's normalized sales levels are achieved, the Company will be relying upon proceeds from the placement of convertible debentures and other private and institutional sources of debt and equity capital for working capital purposes.

      CASH FLOW. For the three months ended March 31, 1999, net cash used in operating activities was $1,829,259 compared to $582,297 for the three months ended March 31, 1998. Cash used in operating activities is net of depreciation and amortization of $44,527, compared to $16,965 for the three months ended March 31, 1998; increases in accounts receivable of $61,744 compared to $25,400 for the three months ended March 31, 1998; increases in inventory of $354,743 compared to $46,956 for the three months ended March 31, 1998; decreases in prepaid expenses of $5,543 compared to $3,375 for the three months ended March 31, 1998; increases in other assets of $30,451 compared to $712 for the three months ended March 31, 1998; decreases in accounts payable of $297,975 compared to $46,243 for the three months ended March 31, 1998; and increases in accrued expenses of $47,288 compared to $3,854 for the three months ended December 31, 1998.

     For the three months ended March 31, 1999, net cash provided by financing activities was $3,143,219 compared to $476,355 for the three months ended March 31, 1998. The increase is primarily attributable to the proceeds received from the Offering and the placement of convertible debentures. The cash from financing activities consisted of $1,210,523 from the sale of common stock, proceeds of $1,900,000 from the placement of convertible debentures and proceeds of $295,182 from leases payable reduced by repayment of notes and leases payable of $262,486.

     OFFERING. From April 1998 through January 1999, the Company conducted a public offering for 1,500,000 shares of its common stock at $2.50 per share (the "Offering"). In addition, the Company registered 2,107,973 shares of common stock on behalf of certain selling shareholders and 200,000 shares of common stock underlying its Class A Warrants. The Company completed the Offering on January 30, 1999. As a result of the sale of shares pursuant to the Offering, the Company received gross proceeds of $3,794,360. The Company used the proceeds from the Offering for the payment of operating expenses, funding of working capital and the reduction of debt. On April 30, 1999, through an agreement dated March 24, 1999, the Company rescinded the sale of 200,000 shares issued in the Offering and returned $450,000 to the stockholder.

      CONVERTIBLE DEBT. The Company has received proceeds of $1,900,000 from the placement of convertible debt in the first quarter of 1999. The debt accrues interest at 9.5% per annum and is convertible into restricted shares of common stock after six months at $2.60 per share. Each purchaser of a $50,000 unit of convertible debt also received warrants for the purchase of 9,100 shares of common stock at $3.00 per share. The convertible debt issue was completed in March 1999. See, "Overview" above.

      LEASE FINANCING. As of March 31, 1999, the Company received proceeds of $295,182 from lease financing with unrelated leasing companies whereby the Company sold and leased back all of its furniture, equipment and tooling, and 70 units of the Shuffler.

      CAPITAL EXPENDITURES. In March 1999, the Company relocated the balance of its manufacturing operations to its principal offices in Las Vegas, Nevada at a cost of approximately $5,000. In addition, the Company has planned expenditures of up to $300,000 for additional tooling. For the three months ended

March 31, 1999, the Company used net cash in investing activities of $215,119 consisting of: acquisition of plant and equipment of $211,569; and increased patents and trademarks by $3,550. For the three months ended March 31, 1998, the Company used net cash in investing activities of $11,744 consisting of: acquired plant and equipment valued at $8,376; and increased patents and trademarks by $3,368.

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

OUTLOOK

      Based on presently known commitments and plans, the Company believes that it will be able to fund 1999 operations and required expenditures through cash on hand, debt reduction from the accelerated conversion of convertible debt and cash from exercise of warrants, cash flow from operations and lease financing services. In the event that such sources are insufficient, the Company will need to seek cash from private or public placements of debt or equity, institutional or other lending sources or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources.

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

RISK FACTORS AND FORWARD LOOKING INFORMATION

      THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND
SECTION 21E OF THE EXCHANGE ACT. SUCH STATEMENTS REFER TO EVENTS THAT COULD OCCUR IN THE FUTURE OR MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "INTEND," "PLAN," "BELIEVE," CORRELATIVE WORDS, AND OTHER EXPRESSIONS INDICATING THAT FUTURE EVENTS ARE CONTEMPLATED. SUCH STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS REPORT. IN ADDITION TO THE OTHER INFORMATION CONTAINED HEREIN, INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS.

DEVELOPING BUSINESS; LACK OF OPERATING RESULTS; NO INDEPENDENT MARKET RESEARCH OF POTENTIAL DEMAND FOR CURRENT OPERATIONS. The Company has been in the development stage and has only recently commenced sales and leases of its products. Until recently, the Company's activities have been limited to analyzing the gaming industry, consulting with persons in the gaming industry, negotiating interim financing arrangements, developing products, establishing a distribution network for its products, marketing its products to the gaming industry, manufacturing its products and commencing product sales. Although the Company has experienced modest sales development and revenue growth in the first quarter of 1999, there is no guarantee that the Company will generate sufficient revenue to sustain its operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for the Company's business operations.

ADDITIONAL FINANCING MAY BE REQUIRED. Based on presently known commitments and plans, the Company believes that it will be able to fund its 1999 operations and required expenditures through cash on hand, debt reduction from the accelerated conversion of convertible debt and cash from exercise of warrants, cash flow from operations, and lease financing sources. In the event that such sources are insufficient, the Company will need to seek cash from private or public placements of debt or equity, institutional or other lending sources or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully locate necessary liquidity sources.

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

INFLUENCE ON ELECTION OF DIRECTORS AND ALL OTHER MATTERS BY CURRENT OFFICERS AND DIRECTORS. The officers and directors of the Company own approximately 57.6% of the outstanding common shares. As a result, the officers and directors of the Company, through their aggregate ownership of the Company's common stock, will be able to influence the election of directors and all other matters submitted to a vote of the Company's stockholders.

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

RISKS OF PROPRIETARY PRODUCTS AND GAMES. The Company places its proprietary products and games, except SecureDrop, in casinos under short-term lease arrangements, making these games susceptible to replacement due to pressure from competitors, changes in economic conditions, obsolescence, and declining popularity. The Company intends to maintain and expand the number of installed proprietary products and games through enhancement of existing products and games, introduction of new products and games, and customer service, but there can be no assurance that these efforts will be successful. Introduction of new proprietary products and games involves significant risks, including whether the Company will be able to place its products and games with casinos, the economic terms on which casinos will accept the products and games, the popularity of the products and games with gaming patrons, and whether a successful game can maintain its popularity over the long term. If the Company is not successful in introducing new games, the effects on the Company could be adverse. The Company has filed trademark and patent applications to protect its intellectual property rights in certain of its trademarks and innovations on certain of its proprietary games, respectively. At this time, however, the United States Patent and Trademark Office has not acted upon all of these applications. There can be no assurance that the pending patent or trademark applications will actually issue as patents or trademark registrations or that any of these rights will not be infringed by others. Certain of the Company's products and games may have independent protection of the game itself, and it is possible that competitors could produce a similar product or game without violating any legal rights of the Company. The Company intends to promote aggressively its trademarks to build goodwill and customer loyalty. In addition, the Company intends to improve and add innovations to certain of its games, which may be subject to legal protection. There can be no assurance, however, that the Company will be successful in these efforts, that innovations will be subject to legal protection, or that the innovations will give a competitive advantage to the Company.

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

DEPENDENCE ON KEY INDIVIDUALS. The future success of the Company is highly dependent upon the management skills of its key employees and the Company's ability to attract and retain qualified key employees. The inability to obtain and employ these individuals would have a serious effect upon the business of the Company. The Company has entered into employment agreements with certain employees. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract or retain the additional skilled personnel required.

DEPENDENCE ON CHAIRMAN OF THE BOARD AND OTHER DIRECTORS.   During
1998 and 1997, certain members of the Company's Board of Directors made significant loans to the Company to provide necessary liquidity to the Company. As of March 31, 1999, such outstanding loans were $1,235,000. There is no obligation of any kind by such persons to continue lending funds to the Company, and there is no assurance whatsoever that such persons would be willing or able to make such loans available in the future if the Company is in need of funds.

VULNERABILITY TO FLUCTUATIONS IN THE ECONOMY. Demand for the Company's products is dependent on, among other things, general economic conditions and international currency fluctuations which are cyclical in nature. Prolonged recessionary periods may be damaging to the Company.

"PENNY" STOCK REGULATION OF BROKER-DEALER SALES OF COMPANY SECURITIES. As the Nasdaq Stock Market has minimum quantitative requirements and the OTC Bulleting does not, the Company will attempt to lists its common stock on the OTC Bulletin Board. Until the Company obtains a listing on the NASDAQ Stock Market, if at all, the Company's securities may be covered by a Rule 15g-9 under the Exchange Act that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must furnish to all investors in penny stocks, a risk disclosure document required by Rule 15g-9 of the Exchange Act, make a special suitability determination of the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. In order to approve a person's account for transactions in penny stock, the broker or dealer must (i) obtain information concerning the person's financial situation, investment experience and investment objectives; (ii) reasonably determine, based on the information required by paragraph (i) that transactions in penny stock are suitable for the person and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the rights of transactions in penny stock; and (iii) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination required by paragraph (ii) in this section, stating in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in a designated security subject to the provisions of paragraph (ii) of this section unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement and the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience and investment objectives and obtain from the person a manually signed and dated copy of the written statement. A penny stock means any equity security other than a security (i) registered, or approved for registration upon notice of issuance on a national securities exchange that makes transaction reports available pursuant to 17 CFR 11Aa3-1 (ii) authorized or approved for authorization upon notice of issuance, for quotation in the NASDAQ system; (iii) that has a price of five dollars or more; or (iv) whose issuer has net tangible assets in excess of $2,000,000 demonstrated by financial statements dated less than fifteen months previously that the broker or dealer has reviewed and has a reasonable basis to believe are true and complete in relation to the date of the transaction with the person. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      On March 18, 1999, Shuffle Master, Inc. ("Shuffle Master") filed a complaint (Case No. A400777) in the District Court, Clark County, State of Nevada (the "District Court") against former employees of Shuffle Master (who are now employees of the Company) and the Company. The complaint alleges, among other things, fraud, breach of contract and conversion against certain of these former employees of Shuffle Master and violation of
Nevada's Trade Secret Act, interference with contractual relations, breach of contract, violations of the Lanham Act and civil conspiracy to commit fraud against certain of these former employees of Shuffle Master and the Company. On March 26, 1999, the Company removed the action to the United States District Court, District of Nevada (the "Federal Court"), and, on April 7, 1999, the Company filed a motion to dismiss certain of the causes of action alleged by Shuffle Master in the complaint. In May 1999, the Federal Court denied the Company's motion to dismiss, denied Shuffle Master's Motion to Remand to the District Court the allegations regarding violations of the Lanham Act, and remanded the allegations regarding fraud, civil conspiracy to commit fraud, breach of contract, and conversion to the District Court. Management believes that the complaint is without merit and intends vigorously to defend the allegations contained therein.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      The Company placed $1,900,000 in convertible debt in the first quarter of 1999. The convertible debt accrues interest at 9.5% per annum and is convertible into restricted shares of common stock after six months at $2.60 per share. Each purchaser of a $50,000 unit of convertible debt also received warrants for the purchase of 9,100 shares of common stock at $3.00 per share. The convertible debt issue was completed in March 1999. The Company's Board of Directors is considering acceleration of the conversion date and the warrant exercise date.

      With respect to the convertible debt issued by the Company, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") in that the purchasers of the convertible debt were all accredited investors with pre-existing relationships with the Company. Accordingly, the issuance of the convertible debt was exempt from the registration requirements of Section 5 of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Stockholders on March 29, 1999 (the "Annual Meeting"). With respect to the results of the Annual Report, the Company makes reference to its Current Report on Form 8-K dated March 29, 1999 and filed with the Securities and Exchange Commission on April 5, 1999.

ITEM 5.  OTHER INFORMATION.

      On  April  29, 1999, the Board expanded the  Board  by  two seats, appointing Richard Jaslow and Jill Bayless as new directors to fill the vacancies. Richard S. Huson stepped down as Chairman of the Board due to health reasons but continues as a director; Bob L. Smith was appointed Chairman of the Board and Jill Bayless was appointed Vice Chairman of the Board. The Board also created an Executive Committee consisting of the Chairman of the Board, the Vice Chairman of the Board and the Chief Executive Officer.

      The Board also appointed an Audit Committee consisting of Ronald Keil, Chairman, David Sampson and Jill Bayless.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       EXHIBITS.

     EXHIBIT NUMBER   DESCRIPTION
     --------------   -----------

          4.01        Form of 9.5% Convertible Note Due 2004
          4.02        Form of Warrant
          27.01       Financial Data Schedule


       REPORT ON FORM 8-K.

      During the three month period ended March 31, 1999, the Company filed a Form 8-K dated March 29, 1999 with the Securities and Exchange Commission on April 5, 1999 reporting, among other things, the results of the Annual Meeting which changed the Company's state of incorporation to Nevada.


                            SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CASINOVATIONS INCORPORATED
                               ---------------------------------
                                           (Registrant)


Date:  May 17, 1999      By: /s/ Steven J. Blad
                              -------------------------------------
                              Steven J. Blad
                         Its: President and Chief Executive Officer

                          EXHIBIT INDEX

 EXHIBIT                                                  PAGE
 NUMBER                    DESCRIPTION                   NUMBER
---------  -------------------------------------------  --------

  4.01     Form of 9.5% Convertible Note Due 2004           18

  4.02     Form of Warrant                                  21

 27.01     Financial Data Schedule                         ___