Form 10QSB
period 1999-06-30
CASINOVATIONS INC
filed 1999-08-13
CIK 1004673

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:        June 30, 1999
                                      ---------------------------
                               OR
[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from:              to
                                      ----------       ----------

Commission file number:                 000-25855
                         ----------------------------------------

                   CASINOVATIONS INCORPORATED
-----------------------------------------------------------------
             (Exact name of small business issuer as
                    specified in its charter)

          Nevada                                91-1696010
---------------------------           ---------------------------
      (State or other                        (I.R.S. Employer
       jurisdiction                        Identification No.)
    of incorporation or
       organization)

        6744 S. Spencer Street, Las Vegas, Nevada  89119
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

     YES   X   NO
          ---     ---

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by court.

     YES      NO
         ---     ---

              APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
       9,707,148 shares of common stock, $.001 par value,
                      as of June 30, 1999
-----------------------------------------------------------------
     Transitional Small Business Disclosure Format (check one);

     YES      NO  X
         ---     ---

                           FORM 10-QSB

                        TABLE OF CONTENTS

                                                             PAGE
                                                            NUMBER

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements                            3

               Balance Sheet                                   3

               Statement of Operations                         4

               Statement of Cash Flows                         5

               Notes to Financial Statements                   6

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations  7

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                               16

     Item 2.   Changes in Securities and Use of Proceeds       16

     Item 3.   Defaults Upon Senior Securities                 17

     Item 4.   Submission of Matters to a Vote of Security
                Holders                                        17

     Item 5.   Other Information                               17

     Item 6.   Exhibits and Reports on Form 8-K                18

SIGNATURE                                                      20

EXHIBIT INDEX                                                  21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                          BALANCE SHEET
                           (UNAUDITED)
                                                                                   June 30, 1999    December 31, 1998
                                                                                  ---------------  -------------------
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                    $   1,773,363        $     200,749
      Accounts receivable, trade                                                         148,077                2,810
      Other receivables                                                                2,666,652               11,347
      Inventories                                                                      1,350,299              756,662
      Prepaid expenses                                                                    32,095               38,896
                                                                                  ---------------  -------------------
       Total current assets                                                            5,970,486            1,010,464

Property and equipment, including revenue producing equipment, at cost, net of
      accumulated depreciation of $231,459 and $125,380                                1,185,769              350,772

Intangible assets, at cost, net of
      accumulated amortization of $47,657 and $37,369                                    154,326              157,916
Deferred interest                                                                        173,071              238,590
Deposits                                                                                 263,049              142,821
                                                                                  ---------------  -------------------
                                                                                   $   7,746,701        $   1,900,563
                                                                                  ===============  ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Note payable - bank                                                          $           -        $     197,383
      Current portion of leases payable                                                  790,608              219,758
      Current portion of long term debt                                                        -                3,232
      Accounts payable                                                                   659,711              810,349
      Accrued expenses                                                                   146,572               40,576
      Accrued interest - stockholder loans                                                     -               59,561
      Current portion of stockholder loans                                               104,532              295,755
      Customer deposits                                                                   75,458               15,874
                                                                                  ---------------  -------------------
       Total current liabilities                                                   $   1,776,881        $   1,642,488

Other long term debt                                                                           -               13,948
Leases payable                                                                         1,252,876                    -
Convertible debt                                                                       1,500,000              813,138
Stockholder loans                                                                        235,887            1,089,245
                                                                                  ---------------  -------------------
       Total liabilities                                                           $   4,765,644        $   3,558,819

Stockholders' equity:
      Common stock, $.001 par value,
       40,000,000 shares authorized, 9,706,148 shares and
       6,767,106 shares issued and outstanding, respectively                               9,706                6,767
      Additional paid-in capital                                                      13,907,544            6,676,430
      Unpaid subscriptions to common stock                                             (125,000)            (125,000)
      Deficit accumulated during development stage                                  (10,811,193)          (8,216,453)
                                                                                  ---------------  -------------------
       Total stockholders' equity                                                      2,981,057          (1,658,256)
                                                                                  ---------------  -------------------
                                                                                   $   7,746,701        $   1,900,563
                                                                                  ===============  ===================


    See accompanying notes to unaudited financial statements.


                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS
    THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                           (UNAUDITED)

                                                  Three Months Ended                   Six Months Ended
                                            June 30, 1999    June 30, 1998      June 30, 1999    June 30, 1998
                                          ----------------  ---------------    ---------------  ---------------
Sales                                     $        80,945   $        3,943     $       98,650   $        4,288
Rental income                                     103,845                             150,365                -
                                          ----------------  ---------------    ---------------  ---------------
                                                                                                             -
                                                  184,790            3,943            249,015            4,288

Cost of sales                                     359,422                -            437,912                -
                                          ----------------  ---------------    ---------------  ---------------
                                                                                                             -
Gross margin                                     (174,632)               -           (188,897)               -

General and administrative                      1,218,138          690,080          2,143,036        1,045,864
Research and development                          185,457           24,487            344,313          126,820
                                          ----------------  ---------------    ---------------  ---------------
                                                                                                             -
(Loss) from operations                         (1,578,227)        (710,624)        (2,676,246)      (1,168,396)

Interest expense, net                             115,574                -            212,992           37,528
Interest expense - related parties                 28,929           29,256             50,372           54,136
                                          ----------------  ---------------    ---------------  ---------------
                                                                                                             -
                                                  144,503           29,256            263,364           91,664
                                          ----------------  ---------------    ---------------  ---------------
                                                                                                             -
(Loss) before income taxes                     (1,722,730)        (739,880)        (2,939,610)      (1,260,060)
Provision for income taxes                              -                -                  -                -
                                          ----------------  ---------------    ---------------  ---------------

Net income (loss)                         $    (1,722,730)  $     (739,880)    $   (2,939,610)  $   (1,260,060)
                                          ================  ===============    ===============  ===============

Basic earnings (loss) per share           $         (0.21)  $        (0.12)    $        (0.38)  $        (0.20)
                                          ================  ===============    ===============  ===============

Weighted average shares outstanding             8,400,418        6,283,638          7,661,566        6,231,638
                                          ================  ===============    ===============  ===============


    See accompanying notes to unaudited financial statements.


                   CASINOVATIONS INCORPORATED
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                           (UNAUDITED)


                                                              Six Months Ended
                                                    -------------------------------------
                                                     June 30, 1999         June 30, 1998
                                                    ---------------       ---------------
Net (loss)                                          $  (2,939,610)        $  (1,260,060)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                            116,366                44,175
  Stock and options issued for services                          -               176,500
  Amortization of deferred interest                         78,433                     -
 Changes in assets and liabilities:
  (Increase) decrease in trade accounts receivable       (145,267)               (4,052)
  (Increase) decrease in other receivables                (55,305)               (5,642)
  (Increase) decrease in inventory                       (593,637)             (126,118)
  (Increase) decrease in prepaid expenses                    6,801               (8,490)
  Increase (decrease) in accounts payable                (135,564)                55,783
  Increase (decrease) in accrued expenses                   46,435                32,200
  Increase (decrease) in customer deposits                  59,584                     -
                                                    ---------------       ---------------
   Total adjustments                                     (622,154)               164,356
                                                    ---------------       ---------------
Net cash (used in) operating activities                (3,561,764)           (1,095,704)
                                                    ---------------       ---------------
Cash flows from investing activities:
 Acquisition of plant and equipment                      (381,922)              (16,204)
 Equipment produced and held for rental                  (554,400)                     -
 Increase in patents and trademarks                        (6,698)              (16,406)
                                                    ---------------       ---------------
Net cash (used in) investing activities                  (943,020)              (32,610)
                                                    ---------------       ---------------
Cash flows from financing activities:
 Common stock sold for cash                              4,028,923               430,000
 Payment for rescinded stock subscription agreement      (450,000)                     -
 Repayment of long-term debt                              (16,408)                     -
 Proceeds of shareholder loans                                   -               290,000
 Repayment of shareholder loans                          (150,000)              (38,660)
 Proceeds from leases payable                            1,226,513               430,000
 Repayment of leases payable                             (264,247)              (74,121)
 Proceeds from convertible debentures                    1,900,000                     -
 Repayment of notes payable                              (197,383)                     -
                                                    ---------------       ---------------
Net cash provided by financing activities                6,077,398             1,037,219
                                                    ---------------       ---------------
Increase (decrease) in cash                              1,572,614              (91,095)
Cash and cash equivalents,
 beginning of period                                       200,749               119,389
                                                    ---------------       ---------------
Cash and cash equivalents,
 end of period                                        $  1,773,363        $       28,294
                                                    ===============       ===============


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

Certain reclassifications have been made to amounts presented  in
prior   periods   for   comparability  to  the   current   period
presentation.

Basic loss per share was computed using the weighted average number of common shares outstanding.

NOTE 2 - STATEMENT REGARDING COMPUTATION OF LOSS PER SHARE.

Fully diluted loss per share excludes any dilutive effects of options, warrants and convertible securities. Fully diluted loss per share is not presented because the effect would be anti-dilutive.

NOTE 3 - SUBSEQUENT EVENTS.

      BUILDING LEASE. In July 1999, the Company agreed in principle to lease from the Company's current landlord a new building containing approximately 58,000 square feet beginning October 1999, subject to the approval of the final building plans by both parties. Under the terms of the proposed lease agreement, the Company will be relieved from all obligations under its current lease agreement with the landlord 15 months after the execution of the proposed lease agreement. The term under the proposed lease agreement will be for 86 months with one option to extend for a five-year period. The effective rent under the proposed lease agreement is expected to be $17,903 per month for the first year and $42,968 per month for subsequent years, subject to annual increases after the second year. Increases to rent shall be based on the Consumer Price Index and shall not exceed 3% per annum. The other material terms of the proposed lease agreement are believed to be substantially similar to those of the Company's current lease agreement. The Company expects the new facility to be adequate for its facility requirements for the foreseeable future.

      VEHICLE FINANCING. In July 1999, a commercial leasing company agreed to provide the Company with a $100,000 revolving lease facility for the purchase of vehicles. The facility requires the Company to pay 10% of the purchase price for the vehicle and variable monthly payments for up to 48 months. The interest rate is indexed to the 5 year U.S. Treasury Index and is fixed for the term of the financing at the funding date. The Company expects to treat vehicle acquisitions under this facility as a capital lease.

ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

STATEMENT ON FORWARD-LOOKING INFORMATION

     Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as statements relating to plans for future expansion, capital spending, future operations, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to liquidity requirements for the Company, the continued growth of the gaming industry, the success of the Company's product-development and marketing and sales activities, vigorous competition in the gaming industry, dependence on existing management, relocation of manufacturing facilities, gaming regulations (including actions affecting licensing and product approvals), leverage and debt service (including sensitivity to fluctuations in interest rates), issues related to the Year 2000, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

OVERVIEW

       The   Company's  primary  business  is  the   development,
manufacturing and marketing of various gaming concepts and products that increase the security, productivity and profits for the global gaming industry.

      From its inception in 1995, the Company has been a "Development Stage Company" performing research and development, product prototyping, field testing of products, development of manufacturing capabilities, acquiring inventory, development of distribution channels, staffing and obtaining a facility with sufficient capacity to house future growth. Beginning January 1999, the Company has experienced modest sales development and revenue growth.

     The following discussion summarizes the Company's results of operations for the three months ended June 30, 1999 and 1998, the six months ended June 30, 1999 and 1998 and the Company's liquidity and capital resources.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     REVENUES. For the three months ended June 30, 1999, the Company generated total revenues of $184,790 compared to $3,943 for the three months ended June 30, 1998. The revenues for the three months ended June 30, 1999 consisted of Random Ejection Shuffler (the "Shuffler") rentals of $69,414, Shuffler sales of
$66,500, table game rentals of $34,431, and other sales of $14,445.

     COST OF SALES. For the three months ended June 30, 1999, the cost of sales was estimated by the Company to be $359,422. For the three months ended June 30, 1998, the Company did not separately report cost of sales because the Company generated an immaterial amount of revenue during the twelve months ended December 31, 1998. The estimated cost of sales for the three months ended June 30, 1999 consists of approximately $4,200 of depreciation expense associated with the Shufflers held for rental, $209,200 of costs related to servicing the Shufflers held for rental, $26,300 of costs related to sales of the Shuffler and $119,722 of labor and other manufacturing costs in excess of the Company's estimated total manufacturing costs during the three months ended June 30, 1999. The Company expects its per unit costs of sales to decline in the future as the manufacturing rate for the Shufflers increases and, in turn, allows the Company to allocate costs over more units and achieve greater production and servicing efficiencies.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 1999, selling, general and administrative expenses increased approximately $528,058, or approximately 77%, to $1,218,138 compared to $690,080 for the three months ended June 30, 1998. This increase was primarily attributable to expenses associated with the development and marketing of the Company's products and the expansion of the Company's operations. For the three months ended June 30, 1999, selling, general and administrative expenses included: salaries and related costs of $669,943; advertising and marketing services of $39,680; gaming industry show costs of $38,140; travel and entertainment costs of $140,519; printing and office expense, including rent, of $116,956; and legal expenses of $138,361. In addition, the Company had depreciation and amortization of $55,327 for the three months ended June 10, 1999 compared to $27,210 for the three months ended June 30, 1998.

     INTEREST EXPENSE. For the three months ended June 30, 1999, the Company incurred interest expenses, net of interest income, of 144,503 compared to $29,256 for the three months ended June 30, 1998. This increase was primarily attributable to the increased borrowings by the Company.

     NET INCOME (LOSS). For the three months ended June 30, 1999, the Company had a net loss of $1,722,730, compared to a net loss of $739,880 for the three months ended June 30, 1998. The increase in net loss was primarily due to continued development of the Company's products and the expansion of the Company's operations. Basic loss per share was $0.21, based on 8,400,418 weighted average shares outstanding, for the three months ended June 30, 1999 compared to $0.12, based on 6,283,638 weighted shares outstanding, for the three months ended June 30, 1998.

  SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     REVENUES. For the six months ended June 30, 1999, the Company generated total revenues of $249,015 compared to $4,288 for the six months ended June 30, 1998. The revenues for the six months ended June 30, 1999 consisted of Shuffler rentals of $87,937, Shuffler sales of $82,000, table game rentals of $62,428, and other sales of $16,650.

     COST OF SALES. For the six months ended June 30, 1999, the cost of sales was estimated by the Company to be $437,912. For the six months ended June 30, 1998, the Company did not separately report cost of sales because the Company generated an immaterial amount of revenue during the twelve months ended December 31, 1998. The estimated cost of sales for the six month period ended June 30, 1999 consists of approximately $17,000 of depreciation expense associated with the Shufflers held for rental, $281,955 of costs related to servicing the Shufflers held for rental, $32,000 of costs related to sales of the Shuffler and $106,000 of labor and other manufacturing costs in excess of the Company's estimated total manufacturing costs during the six months ended June 30, 1999. The Company expects its per unit costs of sales to decline in the future as the manufacturing rate for the Shufflers increases and, in turn, allows the Company to allocate costs over more units and achieve greater production and servicing efficiencies.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, 1999, selling, general and administrative expenses increased approximately $1,097,172, or 105%, to $2,143,036 compared to $1,045,864 for the six months ended June 30, 1998. This increase was primarily attributable to expenses associated with the development and marketing of the Company's products and the expansion of the Company's operations. For the six months ended June 30, 1999, selling, general and administrative expenses included: salaries and related costs of $1,134,127; advertising and marketing services of

$83,162; gaming industry show costs of $115,417; travel and entertainment costs of $212,418; printing and office expense, including rent, of $216,823; and legal expenses of $206,198. In addition, the Company had depreciation and amortization of $99,854 for the six months ended June 10, 1999 compared to $44,175 for the six months ended June 30, 1998.

     INTEREST EXPENSE. For the six months ended June 30, 1999, the Company incurred interest expenses, net of interest income, of $263,364 compared to $91,664 for the six months ended June 30, 1998. This increase was primarily attributable to the increased borrowings by the Company.

     NET INCOME (LOSS). For the six months ended June 30, 1999, the Company had a net loss of $2,939,610, compared to a net loss of $1,260,060 for the six months ended June 30, 1998. The increase in net loss was primarily due to continued development of the Company's products and the expansion of the Company's operations. Basic loss per share was $0.38, based on 7,661,556 weighted average shares outstanding, for the six months ended June 30, 1999 compared to $0.20, based on 6,231,635 weighted shares outstanding, for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      OVERVIEW. The Company has continued to focus on sales and marketing efforts for the Shuffler and has begun to make significant placements of the Shuffler in a variety of gaming facilities. As a result, rentals and sales of the Shuffler are beginning to generate cash receipts which are expected to continue to build through the rest of the year. The Company is continuing to expend cash to develop its SecureDrop system, and these costs, together with product improvement expenses, related marketing and regulatory costs, and litigation and legal expenses, are consuming cash resources. The Company has begun to pursue sales orders from a variety of gaming customers for the SecureDrop system. The Company expects to substantially discount the price of initial orders to gain market acceptance. To ramp up increased product production for both the Shuffler and the new production line for the SecureDrop system, the Company will continue to expend cash for which there will not be cash revenue generated until later in the year. Because the Company's sales strategy for Shufflers relies on monthly rental revenue, the Company incurs cash expenditures well before generating cash receipts sufficient to recoup its production costs. The Company expects to sell its SecureDrop products for cash and normal trade credit terms.

      In May 1999, pursuant to notices distributed by the Company to holders of the Company's 9.5% Convertible Notes Due 2004 (the "Convertible Notes"), the Company offered to provide a one-time two week window that expired on May 31, 1999 for the early conversion of the Convertible Notes into shares of Common Stock at the stated conversion rate of $2.60 per share. Pursuant to their terms, the Convertible Notes may be converted beginning on the later of six (6) months from the date of issuance or September 1, 1999. Concurrently, pursuant to notices distributed by the Company to holders of the Company's Class E Warrants, the Company issued a voluntary call of the Class E Warrants to expire on May 31, 1999 at the stated exercise price of $3.00 per share. In exchange for the conversion of the Convertible Notes and the exercise of the Class E Warrants, the Company offered to issue an additional set of warrants equal to the number of and on similar terms and conditions as the Class E Warrants exercised.

      At the expiration of the conversion window and call period, holders of the Convertible Notes converted $400,000 of Convertible Notes into 153,843 shares of common stock and exercised 72,800 Class E Warrants into 72,800 shares of common stock for an aggregate of 226,643 shares of common stock. In exchange for the conversion and exercise, the Company issued 72,800 warrants to the persons who converted their Convertible Notes and exercised their Class E Warrants. As a result, $1,500,000 of the Convertible Notes and 273,000 of the Class E Warrants issued to holders of the Convertible Notes remain outstanding. Through the conversion of the Convertible Notes and the exercise of the Class E Warrants, the Company converted $400,000 of indebtedness into common stock and received proceeds of $218,400. The Company intends to use such proceeds for general working capital purposes.

      In May 1999, the Company entered into a subscription agreement with a stockholder of the Company whereby the stockholder agreed to purchase 2,000,000 shares of the Company's common stock for $2.60 per share for an aggregate subscription amount of $5,200,000. Pursuant to the terms of the subscription agreement, the stockholder delivered $1,300,000 upon execution of the subscription agreement and agreed to pay the balance of $3,900,000, in no more than three equal installments of not less than $1,300,000, by July 10, 1999. The Company received the payment of the balance of $3,900,000 prior to July 10, 1999.

      In May 1999, the Company and the Richard S. Huson Revocable Trust (the "Trust"), of which Richard S. Huson, a director and principal stockholder of the Company, is co-trustee, entered into a subscription agreement whereby the Trust agreed to convert a certain portion of indebtedness owed by the Company to the Trust in exchange for shares of common stock at a conversion rate of $2.60 per share. Pursuant to the terms of the subscription agreement, the Trust converted $999,999 of outstanding indebtedness into 384,615 shares of common stock and received a replacement promissory note for the balance of the indebtedness outstanding.

      As a result of the partial conversion of the Convertible Notes, the proceeds received from the exercise of certain Class A Warrants, the proceeds received from the sale of 2,000,000 shares of common stock, the reduction of certain indebtedness for which the Company issued shares of common stock, and other financing activities, the Company believes it will have sufficient liquidity to fund operating and development activities through the end of the current fiscal year. In the event that cash from operations are not sufficient to fund future operating and development activities by the beginning of the year 2000, the Company will need to seek cash from private or public placements of debt or equity, institutional or other lending sources or change operating plans to accommodate its liquidity requirements.

      WORKING CAPITAL. At June 30, 1999, the Company had cash, cash equivalents and investments of $1,773,363 compared to $200,749 at June 30, 1998. At June 30, 1999, the Company's
working capital was $4,193,605 compared to a working capital deficit of $632,024 at June 30, 1998. At June 30, 1999, the Company's current ratio, I.E. the ratio of current assets to current liabilities, was 3.36:1 compared to 0.62:1 at December 31, 1998. Until the Company's normalized cash flows from operations are achieved, the Company will be relying upon existing cash balances and proceeds from the placement of private and institutional sources of debt and equity capital for working capital purposes.

     CASH FLOW. For the six months ended June 30, 1999, net cash used in operating activities was $3,561,764 compared to
$1,095,704 for the six months ended June 30, 1998. Cash used in operating activities during the six month period ended June 30, 1999 is net of depreciation and amortization of $116,366, compared to $44,175 for the six months ended June 30, 1998; increases in accounts receivable of $145,267 compared to $4,052 for the six months ended June 30, 1998; increases in inventory of $593,637 compared to $126,118 for the six months ended June 30, 1998; a decrease in prepaid expenses of $6,801 compared to an increase of $8,490 for the six months ended June 30, 1998; increases in other receivables of $55,305 compared to $5,642 for the six months ended June 30, 1998; decreases in accounts payable of $135,564 compared to an increase of $55,783 for the six months ended June 30, 1998; increases in accrued expenses of $46,435 compared to $32,200 for the six months ended June 30, 1998; and an increase in customer deposits of $59,584 compared to none for the six months ended June 30, 1998.

     For the six months ended June 30, 1999, net cash provided by financing activities was $6,077,398 compared to $1,037,219 for the six months ended June 30, 1998. The increase is primarily attributable to the proceeds received from the public offering for 1,500,000 shares of the Company's common stock conducted from April 1998 through January 1999, the proceeds from the sale of 2,000,000 shares of common stock in May 1999 and the conversion of $400,000 of the Convertible Notes in May 1999. The cash from financing activities consisted of $4,028,923 from the issuance of common stock, proceeds of $1,900,000 from the placement of the Convertible Notes and proceeds of $1,226,513 from leases payable, reduced by the repayment of notes and leases payable of $363,791 and the payment for a rescinded stock subscription agreement of $450,000.

       CONVERTIBLE DEBT. The Company received proceeds of $1,900,000 from the placement of the Convertible Notes in the first quarter of 1999. The debt accrues interest until its maturity in February 2004 at 9.5% per annum and is convertible into restricted shares of common stock after six months at $2.60 per share. Each purchaser of a $50,000 unit of the convertible debt also received warrants for the purchase of 9,100 shares of common stock at $3.00 per share. The convertible debt issue was completed in March 1999. As previously discussed, the holders of $400,000 of the Convertible Notes agreed to convert their Convertible Notes into 153,843 shares of common stock and exercise warrants for 72,800 shares of common stock. As part of the conversion and exercise, the Company received proceeds of $218,400 from the exercise of the warrants and issued replacement warrants for 72,800 shares of common stock.

      EQUIPMENT FINANCING. As of June 30, 1999, the Company received proceeds of $1,098,500 from loans with an unrelated leasing company whereby the Company has financed substantially all of its furniture, equipment and tooling, and 278 units of the Shuffler.

      CAPITAL EXPENDITURES. For the six months ended June 30, 1999, the Company used net cash in investing activities of $943,020 consisting primarily of the acquisition of equipment and tooling of $381,922 and the manufacture of Shufflers held for rent of $554,400.

     For the six months ended June 30, 1998, the Company used net cash in investing activities of $32,610 consisting of acquired plant and equipment valued at $16,204, and increased patents and trademarks by $16,406.

OUTLOOK

      Based on presently known commitments and plans, the Company believes that it will be able to fund 1999 operations and required expenditures through cash on hand, existing working capital, cash flow from operations and lease financing services. In the event that such sources are insufficient in 1999, or in the event that the Company's cash flow from operations after 1999 are not sufficient to fund its future operating and development activities, the Company will need to seek cash from private or public placements of debt or equity, institutional or other lending sources or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources.

YEAR 2000

      During 1998, the Company undertook an assessment of the information systems and software used in its operations to determine whether or not those systems were Year 2000 compliant, and assessed plans to upgrade systems and/or software that was determined to not be Year 2000 compliant. The Company has begun and is continuing to assess potential issues related to the approach of the Year 2000, including the Company's internal information systems, critical supplier readiness and potential problems associated with embedded technologies, and will develop and implement plans to correct any deficiencies found.

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

       DEVELOPING   BUSINESS;  LIMITED  OPERATING  RESULTS;   NO
INDEPENDENT MARKET RESEARCH OF POTENTIAL DEMAND FOR CURRENT OPERATIONS. The Company has been in the development stage and has only recently commenced sales and leases of its products. Until late 1998, the Company's activities have been limited to analyzing the gaming industry, consulting with persons in the gaming industry, negotiating interim financing arrangements, developing products, establishing a distribution network for its products, marketing its products to the gaming industry, manufacturing its products and commencing product sales. Although the Company has generated modest sales and rental revenues in the first two quarters of 1999, there is no guarantee that the Company will generate sufficient revenue to sustain its operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for the Company's business operations.

      ADDITIONAL FINANCING MAY BE REQUIRED. Based on presently known commitments and plans, the Company believes that it will be able to fund its 1999 operations and required expenditures through cash on hand, cash flow from operations, and lease financing sources. In the event that such sources are insufficient, the Company will need to seek cash from private or public placements of debt or equity, institutional or other lending sources or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully locate necessary liquidity sources.

      REGULATION. The gaming industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming commissions or similar regulatory authorities of each jurisdiction. Generally, the Company and other entities which seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization) which are then reviewed for approval. The Company has incurred and expects to continue to incur significant expenses in seeking to obtain licenses for its gaming products and concepts, and no assurance can be given that its products will be approved in any particular jurisdiction. The failure to obtain and maintain such approval in any jurisdiction in which the Company has or seeks to introduce its products or concepts could have a material adverse effect on the Company's business.

      INFLUENCE ON ELECTION OF DIRECTORS AND ALL OTHER MATTERS BY CURRENT OFFICERS AND DIRECTORS. At June 30, 1999, the officers and directors of the Company beneficially owned approximately 48.2% of the outstanding common shares. As a result, the officers and directors of the Company, through their aggregate ownership of the Company's common stock, will be able to influence the election of directors and all other matters submitted to a vote of the Company's stockholders.

      INFLUENCE ON ELECTION OF DIRECTORS AND ALL OTHER MATTERS BY
SIGNIFICANT  STOCKHOLDERS.   James E. Crabbe  owns  approximately
23.5% of the Company's outstanding common shares, and holds power-of-attorney from Richard S. Huson, as an individual and as co-trustee of the Richard S. Huson Revocable Trust, to vote an additional 31.7% of the outstanding common shares. As a result, Mr. Crabbe will be able to control the election of directors and
all   other   matters  submitted  to  a  vote  of  the  Company's
stockholders.

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

      NO DIVERSIFICATION. The Company intends to manufacture and market certain gaming products and concepts. Therefore, the Company's financial viability will depend almost exclusively on its ability to generate revenues from its operations, and the Company will not have the benefit of reducing its financial risks by relying on revenues derived from other operations.

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

     COMPETITION. There is significant competition in the gaming industry. The Company competes with established companies and other entities (many of which possess substantially greater resources than the Company). Almost all of the companies with which the Company competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company now has, or will have in the foreseeable future. It is also likely that other competitors will emerge in the near future. There is no assurance that the Company can compete successfully with other established gaming product manufacturers. The Company intends to compete on the basis of quality, service and price. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

     RISKS OF PROPRIETARY PRODUCTS AND GAMES. The Company places its proprietary products and games, except SecureDrop, in casinos under short-term rental arrangements, making these games susceptible to replacement due to pressure from competitors, changes in economic conditions, obsolescence, and declining popularity. The Company intends to maintain and expand the number of installed proprietary products and games through enhancement of existing products and games, introduction of new products and games, and customer service, but there can be no assurance that these efforts will be successful. Introduction of new proprietary products and games involves significant risks, including whether the Company will be able to place its products and games with casinos, the economic terms on which casinos will accept the products and games, the popularity of the products and games with gaming patrons, and whether a successful game can maintain its popularity over the long term. If the Company is not successful in introducing new products and/or games, the effects on the Company could be adverse. The Company has filed trademark and patent applications to protect its intellectual property rights in certain of its trademarks and innovations on certain of its proprietary games, respectively. At this time, however, the United States Patent and Trademark Office, and other international agencies have not acted upon all of these applications. There can be no assurance that the pending patent or trademark applications will actually issue as patents or trademark registrations or that any of these rights will not be infringed by others. Certain of the Company's products and games may not have independent protection of the game itself, and it is possible that competitors could produce a similar product or game without violating any legal rights of the Company. The Company intends to promote aggressively its trademarks to build goodwill and customer loyalty. In addition, the Company intends to improve and add innovations to certain of its games, which may be subject to legal protection. There can be no assurance, however, that the Company will be successful in these efforts, that innovations will be subject to legal protection, or that the innovations will give a competitive advantage to the Company.

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

      LACK OF DIVIDENDS. There can be no assurance that the operations of the Company will become profitable. At the present time, the Company intends to use any earnings which may be generated to finance the growth of the Company's business, and it does not intend to make cash distributions, or distributions of any nature for the foreseeable future.

      DEPENDENCE ON KEY INDIVIDUALS. The future success of the Company is highly dependent upon the management skills of its key employees and the Company's ability to attract and retain qualified key employees. The inability to hire and retain these individuals would have a serious effect upon the business of the Company. The Company has entered into employment agreements with certain employees. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract or retain the additional skilled personnel required.

      DEPENDENCE ON CHAIRMAN OF THE BOARD AND OTHER DIRECTORS. During 1998 and 1997, certain members of the Company's Board of Directors made significant loans to the Company to provide necessary liquidity to the Company. As of June 30, 1999, such outstanding loans were $339,350. There is no obligation of any kind by such persons to continue lending funds to the Company, and there is no assurance whatsoever that such persons would be willing or able to make such loans available in the future if the Company is in need of funds.

      VULNERABILITY TO FLUCTUATIONS IN THE ECONOMY. Demand for the Company's products is dependent on, among other things, general economic conditions and international currency fluctuations which are cyclical in nature. Prolonged recessionary periods may be damaging to the Company.

      ABSENCE OF TRADING MARKET. The Company's common stock is not presently traded in the over-the-counter market or any exchange. As a result, the Company's stockholders may encounter difficulty in selling shares of the Company's common stock.

      "PENNY" STOCK REGULATION OF BROKER-DEALER SALES OF COMPANY SECURITIES. The Nasdaq Stock Market has minimum quantitative requirements, and the OTC Bulletin Board does not. Until the Company obtains a listing on the Nasdaq Stock Market, if at all, the Company's securities may be covered by a Rule 15g-9 under the Exchange Act that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must furnish to all investors in penny stocks a risk disclosure document required by Rule 15g-9 of the Exchange Act, make a special suitability determination of the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. In order to approve a person's account for transactions in penny stock, the broker or dealer must (i) obtain information concerning the person's financial situation, investment experience and investment objectives; (ii) reasonably determine, based on the information required by paragraph (i) that transactions in penny stock are suitable for the person and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the rights of transactions in penny stock; and (iii) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination required by paragraph (ii) in this section, stating in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in a designated security subject to the provisions of paragraph (ii) of this section unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement and the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience and investment objectives and obtain from the person a manually signed and dated copy of the written statement. A penny stock means any equity security other than a security (i) registered, or approved for registration upon notice of issuance on a national securities exchange that makes transaction reports available pursuant to 17 CFR 11Aa3-1; (ii) authorized or approved for authorization upon notice of issuance, for quotation in the Nasdaq system; (iii) that has a price per share equal to or greater than five dollars; or (iv) whose issuer has net tangible assets in excess of $2,000,000 demonstrated by financial statements dated less than fifteen months previously that the broker or dealer has reviewed and has a reasonable basis to believe are true and complete in relation to the date of the transaction with the person. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      In July 1999, the Company settled a complaint originally filed on March 18, 1999 by Shuffle Master, Inc. ("Shuffle Master"). The complaint (Case No. A400777) filed in the District Court, Clark County, State of Nevada (the "District Court") against former employees of Shuffle Master (who are now employees of the Company) and the Company alleged, among other things, fraud, breach of contract and conversion against certain of these former employees of Shuffle Master and violation of Nevada's Trade Secret Act, interference with contractual relations, breach of contract, violations of the Lanham Act and civil conspiracy to commit fraud against certain of these former employees of Shuffle Master and the Company. The terms of the settlement relieve the Company from all prior and future liability associated with the allegations provided that the Company reimburse approximately $20,000 related to certain relocation costs previously incurred by Shuffle Master for one of its former employees. The Company reimbursed Shuffle Master for those costs in July 1999.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      CONVERSION OF CONVERTIBLE NOTES; VOLUNTARY CALL OF CLASS E WARRANTS. In May 1999, pursuant to notices distributed by the Company to holders of the Company's 9.5% Convertible Notes Due 2004 (the "Convertible Notes"), the Company offered to provide a one-time two week window that expired on May 31, 1999 for the early the conversion of the Convertible Notes into shares of Common Stock at the stated conversion rate of $2.60 per share. Pursuant to their terms, the Convertible Notes may be converted beginning on the later of six (6) months from the date of issuance or September 1, 1999. Concurrently, pursuant to notices distributed by the Company to holders of the Company's Class E Warrants, the Company issued a voluntary call of the Class E Warrants to expire on May 31, 1999 at the stated exercise price of $3.00 per share. In exchange for the conversion of the Convertible Notes and the exercise of the Class E Warrants, the Company offered to issue an additional set of warrants equal to the number of and on similar terms and conditions as the Class E Warrants exercised.

      At the expiration of the conversion window and call period, holders of the Convertible Notes converted $400,000 of Convertible Notes into 153,843 shares of common stock and exercised 72,800 Class E Warrants into 72,800 shares of common stock for an aggregate of 226,643 shares of common stock. In exchange for the conversion and exercise, the Company issued 72,800 warrants to the persons who converted their Convertible Notes and exercised their Class E Warrants. As a result, $1,500,000 of the Convertible Notes and 273,000 of the Class E Warrants issued to holders of the Convertible Notes remain outstanding. Through the conversion of the Convertible Notes and the exercise of the Class E Warrants, the Company converted $400,000 of indebtedness into common stock and received proceeds of $218,400. The Company intends to use such proceeds for general working capital purposes.

      PRIVATE PLACEMENT. In May 1999, the Company entered into a subscription agreement with a stockholder of the Company whereby the stockholder agreed to purchase 2,000,000 shares of the Company's common stock for $2.60 per share for an aggregate subscription amount of $5,200,000. Pursuant to the terms of the subscription agreement, the stockholder delivered $1,300,000 upon execution of the subscription agreement and agreed to pay the balance of $3,900,000, in no more than three equal installments of not less than $1,300,000, by July 10, 1999. The Company received the payment of the balance of $3,900,000 prior to July 10, 1999.

      CONVERSION OF OUTSTANDING INDEBTEDNESS.  In May  1999,  the
Company and the Richard S. Huson Revocable Trust (the "Trust"), of which Richard S. Huson, a director and principal stockholder of the

Company, is co-trustee, entered into a subscription agreement whereby the Trust agreed to convert a certain portion of indebtedness owed by the Company to the Trust in exchange for shares of common stock at a conversion rate of $2.60 per share. Pursuant to the terms of the subscription agreement, the Trust converted $999,999 of outstanding indebtedness into 384,615 shares of common stock and received a replacement promissory note for the balance of the indebtedness outstanding.

     With respect to the private placement of 2,000,000 shares of common stock and the conversion of $999,999 of outstanding indebtedness into 384,615 shares of common stock, the Company relied upon Section 4(2) of the Securities Act in that the relevant  parties  to  the aforementioned transactions  were  all accredited investors with pre-existing relationships with the Company. Accordingly, the issuances of shares of common stock were exempt from the registration requirements of Section 5 of the Securities Act.

      The Company intends to use the proceeds from the private placement of 2,000,000 shares of common stock and the exercise of 72,800 Class E Warrants to fund operating losses, for general corporate purposes, including product development and manufacturing expansion and improvements, and working capital. As the Company has not determined the amount of proceeds to be used specifically for each of the foregoing purposes, the Company will have significant flexibility in applying the proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

      IRREVOCABLE POWER-OF-ATTORNEY GRANTING VOTING RIGHTS OF THE COMPANY'S COMMON STOCK. In August 1999, Richard S. Huson, a director and principal stockholder of the Company, executed an irrevocable power of attorney granting voting rights of the Company's common stock owned by the Trust to James E. Crabbe. Mr. Crabbe currently owns approximately 23% of the Company's outstanding common stock directly, and, as a result of this agreement, will hold additional voting power of a approximately 31% of the Company's outstanding common stock.

      GRANT OF STOCK APPRECIATION RIGHTS. In July 1999, the Company announced that it would grant to each employee who was employed by the Company as of July 31, 1999, approximately 80 individuals, a stock appreciation right to receive an amount of cash based upon the appreciation in value of 500 shares of the Company's common stock with an exercise price of $2.50. This non-transferable stock appreciation right must be exercised in its entirety and terminates upon the earlier of the termination of the employee's employment, 180 days after the employee's death and three years after the employee's retirement. As of the date of this report, the Company has not formally issued the stock appreciation rights to the eligible employees.

      MARKET MAKER UPDATE. Although the Company has met and continues to meet with various market makers for its common stock, the Company has been unable to secure a first market maker that, in the opinion of the management of the Company, will reflect positively on the Company and its common stock. The Company's Board of Directors believes that the Company should affiliate only with credible market makers and is reluctant to deal with those who do not meet its scrutiny. As a means of enhancing the Company's ability to secure a first market maker, the Company has entered into several transactions during the second quarter of 1999 to improve its balance sheet and to secure sufficient working capital for the remainder of the year. Although transactions such as the conversion of certain indebtedness into common stock and the sale of 2,000,000 shares of common stock have increased the Company's liquidity and enhanced its balance sheet, there is no guarantee that the Company will be able to secure a first market maker as a result of these transactions. Although the Company had hoped to provide its stockholders with an update with respect to the engagement of a market maker, the Company has no news to report at this time and will continue to interview and contact market makers who will reflect positively on the Company and its common stock.

      NEVADA GAMING APPROVAL OF THE SECUREDROP 2000 SYSTEM. On August 4, 1999, the Company received approval from the Nevada Gaming Control Board to sell its SecureDrop 2000 system in the State of Nevada. Additionally, the Company received approval from the Nevada Gaming Control Board, subject to successful completion of field trials, to sell its SecureDrop 3000 and mobile cart system in the State of Nevada. The Company has identified several casino-gaming properties for the first installment of the SecureDrop 2000 system and believes that one or more installations of the SecureDrop 2000 system will occur in the Company's third fiscal quarter. The Company is continuing its development of the SecureDrop 4000 system and the SecureDrop 5000 system.

      EMPLOYMENT AGREEMENT WITH STEVEN J. BLAD. On August 10, 1999, the Company entered into an employment agreement with Steven J. Blad, the Company's President and Chief Executive Officer. The new employment agreement is effective as of January 1, 2000, and continues for a term of three years. Pursuant to the new employment agreement, Mr. Blad shall receive a monthly base salary of $23,500.00 and 400,000 stock option rights with an exercise price of $2.50. With respect to the vesting of the options, 100,000 stock options will vest as of the effective date of the new employment agreement with the balance to vest over a three-year period thereafter as long as Mr. Blad remains employed as the Company's President and Chief Executive Officer and satisfies certain performance goals to be established by the Company's Board of Directors. As with the current employment agreement with Mr. Blad, the new employment agreement contains provisions with respect to confidentiality and non-competion.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) EXHIBITS.

     EXHIBIT NUMBER  DESCRIPTION
     --------------  -----------

         10.01       First   Security  Bank  of   Nevada   Master
                     Equipment Lease Agreement.

         10.02 Employment Agreement with Steven J. Blad dated August 10, 1999.

         27.01       Financial Data Schedule.

       (b) REPORTS ON FORM 8-K.

      During the three month period ended June 30, 1999, the Company filed three current reports on Form 8-K on May 11, 1999 (dated April 30, 1999), July 9, 1999 (dated May 28, 1999) and July 12, 1999 (dated June 24, 1999). These current reports on Form 8-K reported, among other things, the appointment of Bob L. Smith as the Company's Chairman of the Board; the Company's agreement to rescind a subscription agreement for 200,000 shares of the Company's common stock and return $450,000 to the stockholder; the purchase of 2,000,000 shares of the Company's common stock by James E. Crabbe for an aggregate subscription amount of $5,200,000; the conversion of $999,999 of the Company's outstanding indebtedness by the Trust into 384,615 shares of the Company's common stock; the appointment of Timothy P. Leybold as the Company's Chief Financial Officer; the conversion of $400,000 of the outstanding principal on the Convertible Notes into 153,843 shares of the Company's common stock; the Company's receipt of $218,400 upon the exercise of 72,800 Class E Warrants; and the distribution by the Company to all of its stockholders of a letter dated June 24, 1999 from the Company's President and Chief Executive Officer entitled "Stockholder Update".

                            SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CASINOVATIONS INCORPORATED
                               ----------------------------------
                                          (Registrant)


Date: August 12, 1999    By:   /s/ Timothy P. Leybold
                               ----------------------------------
                               Timothy P. Leybold
                         Its:  Chief Financial Officer

                           EXHIBIT INDEX

EXHIBIT NUMBER              DESCRIPTION              PAGE NUMBER
--------------              -----------              -----------

    10.01       First   Security  Bank  of   Nevada       22
                Master Equipment Lease Agreement.

    10.02       Employment Agreement with Steven J.       28
                Blad dated August 10, 1999.

    27.01       Financial Data Schedule.                  36