Form 10QSB
period 1999-09-30
CASINOVATIONS INC
filed 1999-11-15
CIK 1004673

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:           September 30, 1999
                                         ---------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from:                   to
                                         ------------------   ------------------

Commission file number:                     000-25855
                       ---------------------------------------------------------

                           CASINOVATIONS INCORPORATED
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Nevada                                               91-1696010
---------------------------------                           --------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                 6830 S. Spencer Street, Las Vegas, Nevada 89119
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 733-7195
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES  X     NO
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

        YES       NO
           ------   ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


  10,705,944 shares of common stock, $.001 par value, as of September 30, 1999
--------------------------------------------------------------------------------
           Transitional Small Business Disclosure Format (check one);

        YES       NO   X
           ------   ------

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements                                      3

                  Balance Sheet                                             3

                  Statement of Operations                                   4

                  Statement of Cash Flows                                   5

                  Notes to Financial Statements                             6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings                                        15

     Item 2.      Changes in Securities and Use of Proceeds                15

     Item 3.      Defaults Upon Senior Securities                          15

     Item 4.      Submission of Matters to a Vote of Security Holders      15

     Item 5.      Other Information                                        15

     Item 6.      Exhibits and Reports on Form 8-K                         17

SIGNATURE                                                                  18

EXHIBIT INDEX                                                              18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                            CASINOVATIONS INCORPORATED
                                           (A Development Stage Company)
                                                   BALANCE SHEET
                                                                                             (UNAUDITED)

                                                                                         September 30, 1999      December 31, 1998
                                                                                        ---------------------  ---------------------
                                       ASSETS
Current assets:
   Cash and cash equivalents                                                            $          1,035,354   $            200,749
   Accounts receivable, trade                                                                        180,907                  2,810
   Other receivables                                                                               2,667,059                 11,347
   Inventories                                                                                     1,755,446                756,662
   Prepaid expenses                                                                                   74,258                 38,896
                                                                                        ---------------------  ---------------------
     Total current assets                                                                          5,713,024              1,010,464

Property and equipment, including revenue producing equipment, at cost, net of
   accumulated depreciation of $365,828 and $125,380                                               2,543,029                350,772

Intangible assets, at cost, net of
   accumulated amortization of $53,295 and $37,369                                                   199,912                157,916
Deferred interest                                                                                    135,457                238,590
Deposits                                                                                             523,315                142,821
                                                                                        ---------------------  ---------------------
                                                                                        $          9,114,737   $          1,900,563
                                                                                        =====================  =====================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Note payable - bank                                                                  $                  -   $            197,383
   Current portion of leases payable                                                                 878,496                219,758
   Current portion of long term debt                                                                       -                  3,232
   Accounts payable                                                                                1,007,718                810,349
   Accrued expenses                                                                                   11,603                 40,576
   Accrued interest - stockholder loans                                                               54,564                 59,561
   Current portion of stockholder loans                                                              102,673                295,755
   Customer deposits                                                                                 101,629                 15,874
                                                                                        ---------------------  ---------------------
     Total current liabilities                                                          $          2,156,683   $          1,642,488

Other long term debt                                                                                       -                 13,948
Leases payable                                                                                     1,906,146                813,138
Convertible debt                                                                                   1,500,000                      -
Stockholder loans                                                                                    217,695              1,089,245
                                                                                        ---------------------  ---------------------
     Total liabilities                                                                  $          5,780,523   $          3,558,819

Stockholders' equity:
   Common stock, $.001 par value,
     40,000,000 shares authorized, 10,705,944 shares and
     6,767,106 shares issued and outstanding, respectively                                            10,706                  6,767
   Additional paid-in capital                                                                     16,856,403              6,681,424
   Unpaid subscriptions to common stock                                                                    -               (125,000)
   Deficit accumulated during development stage                                                  (13,532,895)            (8,221,447)
                                                                                        ---------------------  ---------------------
     Total stockholders' equity                                                                    3,334,214             (1,658,256)
                                                                                        ---------------------  ---------------------
                                                                                        $          9,114,737   $          1,900,563
                                                                                        =====================  =====================

            See accompanying notes to unaudited financial statements.


                                            CASINOVATIONS INCORPORATED
                                           (A Development Stage Company)
                                              STATEMENT OF OPERATIONS
                          THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                    (UNAUDITED)

                                                          Three Months Ended                          Nine Months Ended
                                                  September 30,        September 30,         September 30,        September 30,
                                                      1999                 1998                  1999                 1998
                                             --------------------  --------------------  -------------------- --------------------

Sales                                        $           (30,675)  $            11,045   $            51,325  $            11,390
Rental income-shufflers                                  162,505                     -               250,442                    -
Rental income-games                                       39,346                     -               101,774                    -
Other Income                                              19,091                     -                35,741                    -
                                             --------------------  --------------------  -------------------- --------------------
                                                         190,267                11,045               439,282               11,390

Cost of sales                                            396,176                     -             1,511,816                    -
                                             --------------------  --------------------  -------------------- --------------------
Gross margin                                            (205,910)               11,045            (1,072,534)              11,390

General and administrative                             1,244,609             1,392,832             2,604,704            1,748,616
Research and development                                 770,560               172,969             1,220,079              275,302
                                             --------------------  --------------------  -------------------- --------------------
(Loss) from operations                                (2,221,078)           (1,554,756)           (4,897,315)          (2,012,528)

Interest expense, net                                    111,173                     -               263,860               37,528
Interest expense - related parties                        39,596                86,381               150,274              111,261
                                             --------------------  --------------------  -------------------- --------------------
                                                         150,769                86,381               414,133              148,789
                                             --------------------  --------------------  -------------------- --------------------
(Loss) before income taxes                            (2,371,848)           (1,641,137)           (5,311,448)          (2,161,317)
Provision for income taxes                                     -                     -                     -                    -
                                             --------------------  --------------------  -------------------- --------------------

Net income (loss)                            $        (2,371,848)  $        (1,641,137)  $        (5,311,448) $        (2,161,317)
                                             ====================  ====================  ==================== ====================

Basic earnings (loss) per share              $             (0.24)  $             (0.25)  $             (0.61) $             (0.34)
                                             ====================  ====================  ==================== ====================

Weighted average shares outstanding                   10,039,273             6,468,271             8,687,229            6,310,516
                                             ====================  ====================  ==================== ====================

            See accompanying notes to unaudited financial statements.

                                            CASINOVATIONS INCORPORATED
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS
                                   NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                    (UNAUDITED)

                                                                                 Nine Months Ended
                                                                  -------------------------------------------------
                                                                   September 30, 1999           September 30, 1998
                                                                  -------------------          --------------------

Net (loss)                                                        $       (5,311,448)          $        (2,161,317)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                           256,545                        80,119
     Stock and options issued for services                                         -                       216,500
     Stock issued in lieu of royalty payment                                       -                        51,250
     Writeoff of goodwill                                                          -                        54,238
     Amortization of deferred interest                                       103,133                             -
   Changes in assets and liabilities:
     (Increase) decrease in trade accounts receivable                       (178,097)                       (1,561)
     (Increase) decrease in other receivables                             (2,655,712)                            -
     (Increase) decrease in inventory                                       (998,784)                      (89,269)
     (Increase) decrease in prepaid expenses                                 (35,362)                      (36,152)
     (Increase) decrease in other assets                                           -                       (45,860)
     Increase (decrease) in accounts payable                                 197,369                       (54,501)
     Increase (decrease) in accrued expenses                                 (33,970)                       44,758
     Increase (decrease) in customer deposits                                 85,755                             -
                                                                  -------------------          --------------------
       Total adjustments                                                   3,259,123                       219,521
                                                                  -------------------          --------------------

Net cash (used in) operating activities                                   (8,570,571)                   (1,941,796)
                                                                  -------------------          --------------------

Cash flows from investing activities:
   Acquisition of plant and equipment                                       (631,602)                      (59,470)
   Equipment produced and held for rental                                 (1,817,200)                            -
   Increase in patents and trademarks                                        (41,996)                      (10,360)
   Deposits                                                                 (380,494)                            -
                                                                  -------------------          --------------------
Net cash (used in) investing activities                                   (2,871,292)                      (69,829)
                                                                  -------------------          --------------------

Cash flows from financing activities:
   Common stock sold for cash                                             10,753,916                       626,000
   Payment for rescinded stock subscription agreement                       (450,000)                            -
   Proceeds from long-term debt                                                    -                       580,000
   Repayment of long-term debt                                               (17,180)                            -
   Proceeds of shareholder loans                                                   -                       615,716
   Repayment of shareholder loans                                         (1,064,632)                      (28,660)
   Proceeds from leases payable                                            1,979,183                       423,750
   Repayment of leases payable                                              (227,438)                     (125,646)
   Proceeds from convertible debentures                                    1,500,000                             -
   Proceeds from notes payable                                                     -                             -
   Repayment of notes payable                                               (197,383)                     (160,366)
                                                                  -------------------          --------------------

Net cash provided by financing activities                                 12,276,467                     1,930,795
                                                                  -------------------          --------------------

Increase (decrease) in cash                                                  834,603                       (80,830)
Cash and cash equivalents, beginning of period                               200,749                       119,389
Cash and cash equivalents,
   end of period                                                  $        1,035,352           $            38,559
                                                                  ===================          ====================

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, as included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 26, 1999.

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

NOTE 3 - INCREASE IN CREDIT LIMIT FROM MADISON LEASING.

In September 1999, Madison Leasing extended an additional credit limit of $1.5 million above the $2,595,725 outstanding at September 30, 1999. Of the $1.5 million, $275,000 was drawn in the month of October 1999.

NOTE 4 - BUILDING LEASE

BUILDING LEASE. In September 1999, the Company agreed to lease beginning November 1999, from the Company's current landlord a new building containing approximately 58,000 square feet. Under the terms of the lease agreement, the Company will be relieved from all obligations under its pre-existing lease agreement with the landlord on the earlier of December 1, 2000 or the date upon which an assignment of the former leased premises lease agreement becomes effective. The term under the new lease agreement is for 86 months with one (1) option to extend for a five-year period. The new lease agreement provides for no rent for the first seven (7) months of the lease. Base monthly rent during months eight (8) through twenty-six (26) shall be $42,968, and during months twenty-seven (27) through eighty-six (86), base monthly rent shall be $42,968 per month plus an annual Consumer Price Index increase not to exceed 3% per annum. The other material terms of the lease agreement are substantially similar to those of the Company's pre-existing lease agreement. The Company expects the new facility to be adequate for its facility requirements for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATEMENT ON FORWARD-LOOKING INFORMATION

         Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as statements relating to plans for future expansion, capital spending, future operations, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to liquidity requirements for the Company, the continued growth of the gaming industry, the success of the Company's product-development, marketing and sales activities, vigorous competition in the gaming industry, dependence on existing management, relocation of manufacturing facilities, gaming regulations (including actions affecting licensing and product approvals), leverage and debt service (including sensitivity to fluctuations in interest rates), issues related to the Year 2000, domestic or global economic conditions, and changes in federal or state tax laws or the administration of such laws.

OVERVIEW

         The Company's primary business is the development, manufacturing and marketing of various gaming concepts and products that increase the security, productivity and profits for the global gaming industry.

         From its inception in 1995, the Company has been a "Development Stage Company" performing research and development, product prototyping, field testing of products, development of manufacturing capabilities, inventory acquisition, development of distribution channels, and procurement of staff and a facility with sufficient capacity to house future growth. Beginning January 1999, the Company has experienced modest sales development and revenue growth.

         The following discussion summarizes the Company's results of operations for the three months ended September 30, 1999 and 1998, the nine months ended September 30, 1999 and 1998 and the Company's liquidity and capital resources.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         REVENUES. For the three months ended September 30, 1999, the Company generated total revenues of $190,267 compared to $11,045 for the three months ended September 30, 1998. The revenues for the three months ended September 30, 1999, consisted of Random Ejection Shuffler(TM) (the "Shuffler") rentals of $162,505, Shuffler sales of $(30,675), table game rentals of $39,346, and other sales of $19,091. The negative Shuffler sales is due to a customer who purchased 12 shufflers in the second quarter of 1999 and had returned six during the third quarter of 1999. The Company believes revenue will substantially increase with the anticipated addition of SecureDrop(TM) sales, projected increases in the number of Shuffler sales through international distributors and through continued placement of Shufflers for rent.

         COST OF SALES. For the three months ended September 30, 1999, the cost of sales was estimated by the Company to be $396,176. For the three months ended September 30, 1998, the Company did not separately report cost of sales because the Company generated an immaterial amount of revenue during the twelve months ended December 31, 1998. The estimated cost of sales for the three months ended September 30, 1999, consists of approximately $64,790 of depreciation expense associated with the Shufflers held for rental, $351,943 of costs related to servicing the Shufflers held for rental, $(13,200) of costs related to sales of the Shuffler, and $(7,357) of labor and other manufacturing costs in excess of the Company's estimated total manufacturing costs during the three months ended September 30, 1999. The Company expects its per unit costs of sales to decline in the future as the manufacturing rate for the Shufflers increases and, in turn, allows the Company to allocate costs over more units and achieve greater production and servicing efficiencies.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 1999, selling, general and administrative expenses decreased approximately $148,223, or approximately 11%, to $1,244,609, compared to $1,392,832 for the three months ended September 30, 1998. For the three months ended September 30, 1999, selling, general and administrative expenses included: salaries and related costs of $410,594; advertising and marketing services of $237,080; gaming industry show costs of $217,917; travel and entertainment costs of $122,808; printing and office expenses of $25,265; depreciation and amoritization of $75,328; and legal expenses of $66,269.

         INTEREST EXPENSE. For the three months ended September 30, 1999, the Company incurred interest expenses, net of interest income, of $150,769 compared to $86,381 for the three months ended September 30, 1998. This increase was primarily attributable to the increased borrowings by the Company.

         NET INCOME (LOSS). For the three months ended September 30, 1999, the Company had a net loss of $2,371,848, compared to a net loss of $1,641,137 for the three months ended September 30, 1998. The increase in net loss was primarily due to continued development of the Company's products and the expansion of the Company's operations. Basic loss per share was $0.24, based on 10,039,273 weighted average shares outstanding, for the three months ended September 30, 1999, compared to $0.25, based on 6,468,271 weighted shares outstanding, for the three months ended September 30, 1998.

     NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         REVENUES. For the nine months ended September 30, 1999, the Company generated total revenues of $439,282 compared to $11,390 for the nine months ended September 30, 1998. The revenues for the nine months ended September 30, 1999, consisted of Shuffler rentals of $250,442, Shuffler sales of $51,325, table game rentals of $101,774, and other sales of $35,741.

         COST OF SALES. For the nine months ended September 30, 1999, the cost of sales was estimated by the Company to be $1,511,816. For the nine months ended September 30, 1998, the Company did not separately report cost of sales because the Company generated an immaterial amount of revenue during the twelve months ended December 31, 1998. The estimated cost of sales for the nine month period ended September 30, 1999 consists of approximately $81,363 of depreciation expense associated with the Shufflers held for rental, $633,900 of costs related to servicing the Shufflers held for rental, $18,077 of costs related to sales of the Shuffler, and $776,621 of labor and other manufacturing costs in excess of the Company's estimated total manufacturing costs during the nine months ended September 30, 1999. The Company expects its per unit costs of sales to decline in the future as the manufacturing rate for the Shufflers increases and, in turn, allows the Company to allocate costs over more units and achieve greater production and servicing efficiencies.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended September 30, 1999, selling, general and administrative expenses increased approximately $856,088, or 49%, to $2,604,704, compared to $1,748,616 for the nine months ended September 30, 1998. This increase was primarily attributable to expenses associated with the development and marketing of the Company's products and the expansion of the Company's operations. For the nine months ended September 30, 1999, selling, general and administrative expenses included: salaries and related costs of $975,928; advertising and marketing services of $319,027; gaming industry show costs of $333,334; travel and entertainment costs of $256,649; printing and office expenses, of $58,168; depreciation and amortization of $175,182, and legal expenses of $250,994.

         INTEREST EXPENSE. For the nine months ended September 30, 1999, the Company incurred interest expenses, net of interest income, of $414,133 compared to $148,789 for the nine months ended September 30, 1998. This increase was primarily attributable to the increased borrowings by the Company.

         NET INCOME (LOSS). For the nine months ended September 30, 1999, the Company had a net loss of $5,311,448 compared to a net loss of $2,161,317 for the nine months ended September 30, 1998. The increase in net loss was primarily due to continued development of the Company's products and the expansion of the Company's operations. Basic loss per share was $0.61, based on 8,687,229 weighted average shares outstanding, for the nine months ended September 30, 1999, compared to $0.34, based on 6,310,516 weighted shares outstanding, for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. The Company has continued to focus on sales and marketing efforts for the Shuffler and SecureDrop(TM) and has begun to make significant placements of the Shuffler in a variety of gaming facilities. As a result, rentals and sales of the Shuffler are beginning to generate cash receipts which are expected to continue to build through the rest of the year. The Company is continuing to expend cash to develop its SecureDrop(TM) system, and these costs, together with product improvement expenses, related marketing and regulatory costs, and litigation and legal expenses, are consuming cash resources. The Company has begun to receive sales orders from a variety of gaming customers for the SecureDrop(TM) system and has several sales orders awaiting signature. The Company believes the addition of SecureDrop(TM) revenue will soon allow the Company to fund its future operations. This belief is based on the premises that the SecureDrop(TM) system will continue to obtain approvals from the numerous required regulatory agencies and that economic factors are favorable. However, the Company expects to substantially discount the price of initial orders of SecureDrop(TM) to gain market acceptance. Because the Company's sales strategy for the Shuffler relies on monthly rental revenue, the Company incurs cash expenditures well before generating cash receipts sufficient to recoup its production costs. The Company will sell its SecureDrop(TM) products for cash and normal trade credit terms.

         On September 22, 1999, the Company entered into subscription agreements with current stockholders of the Company whereby the stockholders agreed to purchase an aggregate of 1,000,000 shares of the Company's common stock, $.001 par value "Common Stock" for $2.60 per share for an aggregate subscription amount of $2,600,000. According to the terms of the subscription agreements, the entire balance of the investment was due November 1, 1999.

         In September 1999, Madison Leasing extended an additional credit limit of $1,500,000 above the $2,595,725 outstanding on September 30, 1999. Of the additional credit limit $275,000 was drawn in October 1999. Accordingly, as of October 31, 1999, $1,225,000 of the credit line was available for working capital purposes.

         WORKING CAPITAL. At September 30, 1999, the Company had cash, cash equivalents and investments of $1,035,354, compared to $200,749 at December 31, 1998. At September 30, 1999, the Company's working capital was $3,557,575, compared to a working capital deficit of $632,024 at September 30, 1998. At September 30, 1999, the Company's current ratio, I.E. the ratio of current assets to current liabilities, was 2.6 compared to 0.6 at December 31, 1998. Until the Company's normalized cash flows from operations are achieved, the Company will be relying upon existing cash balances and proceeds from the placement of private and institutional sources of debt and equity capital for working capital purposes.

         CASH FLOW. For the nine months ended September 30, 1999, net cash used in operating activities was $8,570,571, compared to $1,941,796 for the nine months ended September 30, 1998. Cash used in operating activities during the nine months ended September 30, 1999, is net of depreciation and amortization of $256,545, compared to $80,119 for the nine months ended September 30, 1998; increases in accounts receivable of $178,097, compared to $1,561 for the nine months ended September 30, 1998; increases in inventory of $998,784, compared to $89,269 for the nine months ended September 30, 1998; an increase in prepaid expenses of $35,362, compared to an increase of $36,152 for the nine months ended September 30, 1998; increases in other receivables of $2,655,712, compared to none for the nine months ended September 30, 1998; increases in accounts payable of $197,369, compared to a decrease of $54,501 for the nine months ended September 30, 1998; decreases in accrued expenses of $33,970, compared to an increase of $44,758 for the nine months ended September 30, 1998; and an increase in customer deposits of $85,755, compared to none for the nine months ended September 30, 1998.

         For the nine months ended September 30, 1999, net cash provided by financing activities was $12,276,467, compared to $1,930,795 for the nine months ended September 30, 1998. The increase is primarily attributable to the proceeds received from the Company's public offering for 1,500,000 shares of Common Stock conducted from April 1998 through January 1999, the proceeds from the private placement of $1,900,000 of convertible notes (the "Convertible Notes") from February 1999 through March 1999, the proceeds from the private placement of 2,000,000 shares of Common Stock in May 1999, the conversion of $400,000 of the Convertible Notes in May 1999, the exercise of warrants to purchase 72,800 shares of Common Stock, and the private placement of 1,000,000 shares of Common Stock in September 1999. The cash from financing activities consisted of $10,753,916 from the issuance of Common Stock, proceeds of $1,500,000 from the placement of the Convertible Notes, and proceeds of $1,979,183 from leases payable, reduced by the repayment of notes and leases payable of $1,506,633, and the payment for a rescinded stock subscription agreement of $450,000.

         CONVERTIBLE DEBT. The Company received proceeds of $1,900,000 from the placement of the Convertible Notes in the first quarter of 1999. The debt accrues interest until its maturity in February 2004, at 9.5% per annum, and is convertible into restricted shares of Common Stock after nine months at $2.60 per share. Each purchaser of a $50,000 unit of the convertible debt also received warrants for the purchase of 9,100 shares of Common Stock at $3.00 per share. The convertible debt issue was completed in March 1999. As previously discussed, the holders of $400,000 of the Convertible Notes agreed to convert their Convertible Notes into 153,843 shares of Common Stock and exercise warrants for 72,800 shares of Common Stock. As part of the conversion and exercise, the Company received proceeds of $218,400 from the exercise of the warrants and issued replacement warrants for 72,800 shares of Common Stock.

         EQUIPMENT FINANCING. As of September 30, 1999, the Company received proceeds of $1,973,781 from an unrelated leasing company through which the Company has financed most of its furniture, equipment, tooling, and 350 units of the Shuffler.

         CAPITAL EXPENDITURES. For the nine months ended September 30, 1999, the Company used net cash in investing activities of $2,871,292 consisting primarily of the acquisition of equipment and tooling of $1,012,096 and the manufacture of the Shufflers held for rent of $1,817,200.

OUTLOOK

         Based on presently known commitments and plans, the Company believes that it will be able to fund the balance of its 1999 operations and required expenditures through cash on hand, existing working capital, cash flow from operations and lease financing services. In the event that such sources are insufficient in 1999, or in the event that the Company's cash flow from operations after 1999 are not sufficient to fund its future operating and development activities, the Company will need to seek cash from private or public placements of debt or equity, institutional or other lending sources or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources.

YEAR 2000

         During 1998, the Company undertook an assessment of the information systems and software used in its operations to determine whether or not those systems were Year 2000 compliant and assessed plans to upgrade systems and/or software which was determined to not be Year 2000 compliant. The Company has begun and is continuing to assess potential issues related to the approach of the Year 2000, including the Company's internal information systems, critical supplier readiness, and potential problems associated with embedded technologies and will develop and implement plans to correct any deficiencies found.

         Based upon the Company's efforts to date, the Company believes that the costs of addressing the Company's Year 2000 issues have not been and are not currently expected to be material to the Company's results of operations or financial position; however, should the Company and/or its critical suppliers fail to identify and/or correct material Year 2000 issues, such failure could impact the Company's ability to operate as it did before the Year 2000 and subsequently have a material impact on the Company's results of operations or financial position. In such an event, the Company will address issues as they arise and strive to minimize any impact on the Company's operations. The impact on the Company's operating results of such failures and of any contingency plans to be designed to address such events cannot be determined at this time.

RISK FACTORS AND FORWARD LOOKING INFORMATION

         THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. SUCH STATEMENTS REFER TO EVENTS WHICH COULD OCCUR IN THE FUTURE OR WHICH MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "INTEND," "PLAN," "BELIEVE," CORRELATIVE WORDS, AND OTHER EXPRESSIONS INDICATING THAT FUTURE EVENTS ARE CONTEMPLATED. SUCH STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS REPORT. IN ADDITION TO THE OTHER INFORMATION CONTAINED HEREIN, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED.

         DEVELOPING BUSINESS; LIMITED OPERATING RESULTS; NO INDEPENDENT MARKET RESEARCH OF POTENTIAL DEMAND FOR CURRENT OPERATIONS. The Company has been in the development stage and has only recently commenced sales and leases of its products. Until late 1998, the Company's activities have been limited to analyzing the gaming industry, consulting with persons in the gaming industry, negotiating interim financing arrangements, developing products, establishing a distribution network for its products, marketing its products to the gaming industry, manufacturing its products, and commencing product sales. Although the Company has generated modest sales and rental revenues in the first three quarters of 1999, there is no guarantee that the Company will generate sufficient revenue to sustain its operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for the Company's business operations.

         ADDITIONAL FINANCING MAY BE REQUIRED. Based on presently known commitments and plans, the Company believes that it will be able to fund the balance of its 1999 operations and required expenditures through cash on hand, existing working capital, cash flow from operations, and lease financing sources. In the event that such sources are insufficient, the Company will need to seek cash from private or public placements of debt or equity, institutional or other lending sources or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully locate necessary liquidity sources.

         REGULATION. The gaming industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming commissions or similar regulatory authorities of each jurisdiction. Generally, the Company and other entities which seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization) which are then reviewed for approval. The Company has incurred and expects to continue to incur significant expenses in seeking to obtain licenses for its gaming products and concepts, and no assurance can be given that its products will be approved in any particular jurisdiction. The failure to obtain and maintain such approval in any jurisdiction in which the Company has or seeks to introduce its products or concepts, could have a material adverse effect on the Company's business.


         INFLUENCE ON ELECTION OF DIRECTORS AND ALL OTHER MATTERS BY CURRENT OFFICERS AND DIRECTORS. At September 30, 1999, the officers and directors of the Company beneficially owned approximately 13.5% of the outstanding Common Stock. As a result, the officers and directors of the Company, through their aggregate ownership of the Company's common stock, will not be able to influence the election of directors and all other matters submitted to a vote of the Company's stockholders.

         INFLUENCE ON ELECTION OF DIRECTORS AND ALL OTHER MATTERS BY SIGNIFICANT STOCKHOLDERS. The James E. Crabbe Revocable Trust, Trustee James E. Crabbe, owns approximately 29% of the Company's outstanding common shares, and Mr. Crabbe holds durable power-of-attorney from Yvonne M. Huson, as trustee of the Richard
S. Huson Revocable Trust, to vote an additional 28% of the outstanding Common Stock. As a result, Mr. Crabbe will be able to control the election of directors and all other matters submitted to a vote of the Company's stockholders.

         UNCERTAINTY OF MARKET FOR COMPANY'S PRODUCTS. The Company has various gaming products, such as the Shuffler, SecureDrop(TM), and variations of traditional games of blackjack and poker that are ready for distribution. Despite the additions to the Company's product line, the Company has only recently completed the development process for some of its gaming products. Although the market appears to be receptive to the Company's products, there is no guarantee that the market will remain receptive and that the Company's future products will be received by the market in the same manner.

         BENEFIT TO MANAGEMENT. The Company may, in the future, compensate the Company's management with substantial salaries and other benefits. The payment of future larger salaries, commissions, and the costs of these benefits may be a burden on the Company and may be a factor in limiting or preventing the Company from achieving profitable operations in the future. However, the Company would not continue to compensate management with such substantial salaries and other benefits under circumstances where to do so would have a material negative effect on the Company's financial condition.

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

         RISKS OF PROPRIETARY PRODUCTS AND GAMES. The Company places its proprietary products and games, except SecureDrop(TM), in casinos under short-term rental arrangements, making these products and games susceptible to replacement due to pressure from competitors, changes in economic conditions, obsolescence, and declining popularity. The Company intends to maintain and expand the number of installed proprietary products and games through enhancement of existing products and games, introduction of new products and games, and customer service, but there can be no assurance that these efforts will be successful. Introduction of new proprietary products and games involves significant risks, including whether the Company will be able to place its products and games with casinos, the economic terms on which casinos will accept the products and games, the popularity of the products and games with gaming patrons, and whether a successful game can maintain its popularity over the long term. If the Company is not successful in introducing new products and/or games, the effects on the Company could be adverse. The Company has filed trademark and patent applications to protect its intellectual property rights in certain of its trademarks and innovations on certain of its proprietary games, respectively. At this time, however, the United States Patent and Trademark Office, and other international agencies, have not acted upon all of these applications. There can be no assurance that the pending patent or trademark applications will actually issue as patents or trademark registrations or that any of these rights will not be infringed by others. Certain of the Company's products and games may not have independent protection of the product or game itself, and it is possible that competitors could produce a similar product or game without violating any legal rights of the Company. The Company intends to promote aggressively its trademarks to build goodwill and customer loyalty. In addition, the Company intends to improve and add innovations to certain of its products and games, which may be subject to legal protection. There can be no assurance, however, that the Company will be successful in these efforts, that innovations will be subject to legal protection, or that the innovations will give a competitive advantage to the Company.

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK. This Report contains forward-looking statements including statements regarding, among other items, the Company's growth strategies and anticipated trends in the Company's business and demographics. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described in this section "Risk Factors and Forward Looking Information," including among others, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will be accurate.

         LACK OF DIVIDENDS. There can be no assurance that the operations of the Company will become profitable. At the present time, the Company intends to use any earnings which may be generated to finance the growth of the Company's business, and it does not intend to make cash distributions, or distributions of any nature, for the foreseeable future.

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

         DEPENDENCE ON CHAIRMAN OF THE BOARD AND OTHER DIRECTORS. During 1998 and 1997, certain members of the Company's Board of Directors made significant loans to the Company to provide necessary liquidity to the Company. As of September 30, 1999, such outstanding loans were $320,368. There is no obligation of any kind by such persons to continue lending funds to the Company, and there is no assurance whatsoever that such persons would be willing or able to make such loans available in the future if the Company is in need of funds.

         VULNERABILITY TO FLUCTUATIONS IN THE ECONOMY. Demand for the Company's products is dependent on, among other things, general economic conditions and international currency fluctuations which are cyclical in nature.
Prolonged recessionary periods may be damaging to the Company.

         ABSENCE OF TRADING MARKET. The Company's common stock is not presently traded in the over-the-counter market or on any exchange. As a result, the Company's stockholders may encounter difficulty in selling shares of the Company's Common Stock.

         "PENNY" STOCK REGULATION OF BROKER-DEALER SALES OF COMPANY SECURITIES. The Nasdaq Stock Market has minimum quantitative requirements, and the OTC Bulletin Board does not. Until the Company obtains a listing on the Nasdaq Stock Market, if at all, the Company's securities may be covered by a Rule 15g-9 under the Exchange Act that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must furnish to all investors in penny stocks a risk disclosure document required by Rule 15g-9 of the Exchange Act, make a special suitability determination of the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. In order to approve a person's account for transactions in penny stock, the broker or dealer must (i) obtain information concerning the person's financial situation, investment experience and investment objectives; (ii) reasonably determine, based on the information required by paragraph (i) that transactions in penny stock are suitable for the person and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the rights of transactions in penny stock; and (iii) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination required by paragraph (ii) in this section, stating in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in a designated security subject to the provisions of paragraph (ii) of this section unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement and that the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives and obtain from the person a manually signed and dated copy of the written statement. A penny stock means any equity security other than a security (i) registered, or approved for registration upon notice of issuance on a national securities exchange that makes transaction reports available pursuant to 17 CFR 11Aa3-1; (ii) authorized or approved for authorization, upon notice of issuance, for quotation in the Nasdaq system;
(iii) that has a price per share equal to or greater than five dollars; or (iv) whose issuer has net tangible assets in excess of $2,000,000 demonstrated by financial statements dated less than fifteen months previously that the broker or dealer has reviewed and has a reasonable basis to believe are true and complete in relation to the date of the transaction with the person. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In July 1999, the District Court of the Fourth Judicial District of the State of Idaho, Ada County, granted the Company's Motion for Summary Judgment against Pinnacle Performance, Inc. ("Pinnacle") and vacated the trial. The complaint (Case No. CV OC 9705089D) was originally filed on August 8, 1998, against the Company and a former employee of Pinnacle (who is now an employee of the Company) and alleged claims for breach of contract and tortuous interference with contract. The company has been advised that the Plaintiff intends to appeal the granting of summary judgment in favor of the Company.

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

          On September 22, 1999, the Company entered into subscription agreements with current stockholders of the Company whereby the stockholders agreed to purchase 1,000,000 shares of the Company's Common Stock for $2.60 per share for an aggregate subscription amount of $2,600,000. According to the terms of the subscription agreements, the entire balance of the investment was to be paid no later than November 1, 1999. The company proposes to use the proceeds from the private placement for working capital purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         REGULATORY APPROVALS. On August 4, 1999, the Company received approval from the Nevada Gaming Control Board to sell its SecureDrop(TM) 2000 system in the State of Nevada. Additionally, the Company received approval from the Nevada Gaming Control Board, subject to successful completion of field trials, to sell its SecureDrop(TM) 3000 and mobile cart system in the State of Nevada. The Company has identified several casino-gaming properties for the first installment of the SecureDrop(TM) 2000 system and believes that one or more installations of the SecureDrop(TM) 2000 system will occur in the Company's third fiscal quarter. The Company is continuing its development of the SecureDrop(TM) 4000 system and the SecureDrop(TM) 5000 system

         On October 25, 1999, the Company received a temporary 60-day authorization from the Puerto Rico Tourism Company, and on November 1, 1999, the Company received a 60-day temporary license from the Grand Traverse Band of Ottawa and Chippewa Gaming Commission in Michigan.

         On September 16, 1999, the Washington State Gambling Commission issued the Company a Special Sales Permit which authorizes the Company to sell gaming related equipment to Washington State licensed gambling distributors, compacted Class III Native American casinos, and licensed gambling activity operators. The Special Sales Permit expires September 14, 2000, or may be superceded by a manufacturer's license.

         MARKET MAKER UPDATE. Although the Company has met and continues to meet with various market makers for its Common Stock, the Company has been unable to secure a first market maker that, in the opinion of the management of the Company, will reflect positively on the Company and its Common Stock. The Company's Board of Directors believes that the Company should affiliate only with credible market makers and is reluctant to deal with those who do not meet its scrutiny. As a means of enhancing the Company's ability to secure a first market maker, the Company has entered into several transactions during the third quarter of 1999 to improve its balance sheet and to secure sufficient working capital for the remainder of the year. Although the private placement of 1,000,000 shares of Common Stock during the third quarter of 1999 has increased the Company's liquidity and enhanced its balance sheet, there is no guarantee that the Company will be able to secure a first market maker as a result of these transactions. Although the Company had hoped to provide its stockholders with an update with respect to the engagement of a market maker, the Company has no news to report at this time and will continue to interview and contact market makers who will reflect positively on the Company and its Common Stock.

         APPOINTMENT OF CORPORATE OFFICERS. On September 13, 1999, the Company's Board of Directors appointed Michael C. McDonald, Acting Chief Financial Officer, the Company's Treasurer and also appointed Stacie L. Brown, Corporate Counsel, as the Company's Secretary.

         WORLD GAMING CONGRESS. During the World Gaming Congress in Las Vegas, Nevada, September 14 through 16, 1999, the Company debuted the CVI Universal Shuffler(TM) and also introduced the SecureDrop(TM) line of products.

         ADOPTION OF CASINOVATIONS INCORPORATED 1999 DIRECTORS' STOCK OPTION PLAN. On September 13, 1999, the Board of Directors adopted the Casinovations Incorporated 1999 Directors' Stock Option Plan (the "Plan") and recommended that the Plan be submitted to the stockholders for approval.

         DURABLE POWER OF ATTORNEY GRANTING VOTING RIGHTS OF THE COMPANY'S COMMON STOCK. In November 1999, Yvonne M. Huson, Trustee of the Richard S. Huson Revocable Trust U/T/A dated 09/04/98, a principal stockholder of the Company, executed a durable power of attorney granting voting rights of the Company's Common Stock owned by the Richard S. Huson Revocable Trust U/T/A dated 09/04/98 to James E. Crabbe. Mr. Crabbe currently owns approximately 29% of the Company's outstanding Common Stock, and as a result of this durable power of attorney, holds additional voting power of approximately 28% of the Company's outstanding Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.
              ---------

        Exhibit Number         Description
        --------------         -----------

            10.01       6830 South Spencer Street, Las Vegas, Nevada Building
                        Lease

            10.02       Casinovations Incorporated 1999 Directors' Stock Option
                        Plan

            10.03 Durable Power of Attorney Granting Voting Rights of the Company's Common Stock

            27.01       Financial Data Schedule


         (b)  Reports on Form 8-K.
              --------------------

         During the three month period ended September 30, 1999, the Company filed three current reports on Form 8-K on September 1, 1999 (dated August 18,
1999), October 5, 1999 (dated September 22, 1999), and October 15, 1999 (dated October 12, 1999). These current reports on Form 8-K reported, among other things, the departure of Timothy P. Leybold as the Company's Chief Financial Officer and the appointment of Michael C. McDonald as the Company's Acting Chief Financial Officer; the Company's distribution, to all of its stockholders, of a letter dated August 19, 1999, from the Company's President and Chief Executive Officer; the Company's private placement of 1,000,000 shares of the Company's common stock; the resignation of board member David E. Sampson; the establishment of regional service centers; the enhancement of the Company's manufacturing processes and implementation of upgraded components which resulted in a reduction in force; and the death of board member and former Chairman of the Board, Richard S. Huson.

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

                                                CASINOVATIONS INCORPORATED
                                           -------------------------------------
                                                       (Registrant)


Date:  November 12, 1999              By:   /S/ Steven J. Blad
                                           -------------------------------------
                                           Steven J. Blad
                                      Its: President and Chief Executive Officer











                                  EXHIBIT INDEX

Exhibit Number                       Description                                   Page Number
--------------                       -----------                                   -----------

     10.01       6830 South Spencer Street, Las Vegas, Nevada Building
                 Lease

     10.02       Casinovations Incorporated 1999 Directors' Stock Option
                 Plan

     10.03       Durable Power of Attorney Granting Voting Rights of the
                 Company's Common Stock.

     27.01       Financial Data Schedule
