Form 10KSB
period 1999-12-31
CASINOVATIONS INC
filed 2000-03-30
CIK 1004673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------  SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended               December 31, 1999
                                        ----------------------------------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --------- SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                     to
                                             --------------       --------------

Commission file number                         000-25855
                          ------------------------------------------------------

                           CASINOVATIONS INCORPORATED
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                Nevada                                  91-1696010
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6830 Spencer Street, Las Vegas, Nevada                                  89119
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number                    (702) 733-7195
                                 -----------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
      Title of each class                      which registered
      -------------------                  --------------------------

             N/A                                      N/A
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes    X     No
             -------     -------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.      $ 767,729

         State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $7,490,470 ($2.60 per share as of January 31, 2000)
                  ----------

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.001 par value     10,746,144 shares as of January 31, 2000


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                CAUTIONARY NOTICE

         This Annual Report of Casinovations Incorporated on Form 10-KSB contains forward-looking statements in which the management of Casinovations Incorporated shares its knowledge and judgment about factors which it believes may materially affect performance of Casinovations Incorporated in the future. Terms expressing future expectations, outlook potential and anticipated growth in gaming and non-gaming industries, revenues and earnings, and like expressions typically identify such statements.

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

         Readers are urged to carefully review and consider disclosures made by Casinovations Incorporated in this and other reports which discuss factors germane to the business of Casinovations Incorporated. See Part II. "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Forward-Looking Information."

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

         Casinovations Incorporated, a Nevada corporation (the "Company"), maintains its principal offices and manufacturing facilities at 6830 Spencer Street, Las Vegas, Nevada 89119. Its telephone number and facsimile number are
(702) 733-7195 and (702) 733-7197, respectively. The Company was incorporated in the State of Washington on September 21, 1995, and reincorporated in Nevada on March 4, 1999.

         The Company's primary business is the development, manufacturing and marketing of various concepts and products initially focused on the gaming industry, including the SecureDrop(TM) Slot Accounting System ("SecureDrop(TM)"), the Random Ejection Shuffler(TM) (the "Shuffler"), and certain remaining table game concepts, including the Fantasy 21(TM) table game ("Fantasy 21(TM)").

         In March 2000, the Company's Board of Directors and stockholders holding 68.42% of common stock approved an amendment to the Company's Articles of Incorporation changing the name of the Company to CVI Technology, Inc. and following the dissemination of an Information Statement to all stockholders of record, Amended and Restated Articles of Incorporation will be filed with the State of Nevada Secretary of State effecting the name change.

         The Company has also formed two subsidiaries, Casinovations Operating Corporation, which will focus on the Company's Shuffler-related products and services, and VendingData.com Inc., which will focus on expanding the Company's technology-based products to certain non-gaming markets.

         PRODUCTS

         As part of its original business strategy, the Company developed various gaming concepts and products designed to increase security, productivity and profits for the global gaming industry. The Company has begun to explore applications of its technology to the larger non-gaming markets. The following is a brief description of some of the Company's more important products and concepts.

         SECUREDROP(TM) SLOT ACCOUNTING SYSTEM AND SECUREDROP(TM) MOBILE COUNT SYSTEM

         SECUREDROP(TM). SecureDrop(TM) uses a "smart bucket" to track various items of information from each gaming machine, such as a slot machine or video poker machine, through the installation of a computer chip at the base of each smart bucket. The information is stored in the computer chip until the smart bucket is transferred to the count room where the data is retrieved through a serial interface. The information can then be relayed to the accounting/management system for control purposes. Since gaming machine operators lose revenues through lack of financial accountability, SecureDrop's(TM) function is to provide the operator with realizable information to track the number of coins in the coin bucket from the time it was removed from the machine to the time it is brought to the count room. In order to address the differing needs of its clients, the Company has created the SecureDrop(TM) Series consisting of SecureDrop(TM) 2000, SecureDrop(TM) 3000, SecureDrop(TM) 4000 and SecureDrop(TM) 5000.

         SecureDrop(TM) 2000 offers electronic bucket identification and time stamp, uses the customer's current scale and interfaces with the customer's current data system. SecureDrop(TM) 3000 offers the same features as SecureDrop(TM) 2000, as well as the ability to read up to five hard meters in the gaming machine. SecureDrop(TM) 4000 offers the same features as SecureDrop(TM) 3000, but also separates the coin drop from the bill drop. SecureDrop(TM) 5000 possess all of the features of the preceding levels of the SecureDrop(TM) Series as well as the ability to read selected soft meters in the gaming machine.

         SECUREDROP(TM) MOBILE COUNT SYSTEM. As a complement to the SecureDrop(TM) Series, the Company has developed the SecureDrop(TM) Mobile Count System which consists of a mobile scale and a secure drop area built into the cart. By installing a secure scale and drop area within the cart, the information contained in the smart buckets is immediately recorded, the coins are immediately secured, and the lag associated with transferring the drop bucket to the count room is eliminated.

         The Company has received final approval of SecureDrop(TM) 2000 and SecureDrop(TM) 3000 from the Nevada State Gaming Control Board and is awaiting final approval of SecureDrop(TM) 4000, SecureDrop(TM) 5000 and the SecureScale Drop Cart. SecureDrop(TM) 2000 has also been approved by the Colorado, Iowa, Illinois, Michigan, Mississippi, North Dakota and nine Native American gaming authorities. SecureDrop(TM) 3000, 4000 and 5000 have been approved by the Iowa, Michigan, and nine Native American gaming authorities. The SecureDrop(TM) Mobile Count System has been approved by the Iowa, Michigan, Mississippi and nine Native American gaming authorities. The Company has had SecureDrop(TM) 2000 in place at the Desert Inn Resort & Casino since October 1999, and at the Reserve Hotel Casino since December 1999.

         RANDOM EJECTION SHUFFLER(TM)

         The Shuffler is an automatic playing card shuffler that utilizes a random number generator and other features to enhance the card shuffle. The Shuffler will shuffle one to eight decks. The Company believes that the Shuffler is currently faster and jams less often than the playing card shuffling machines of its competitors. Further, since the Shuffler randomly selects playing cards once, rather than shuffling the playing cards repeatedly, the Shuffler reduces the time required to shuffle playing cards. Domestically, the Company places the

Shuffler in casinos on a lease basis and charges lease fees based on the number of decks shuffled, which the Company believes is desirable to the Company's customers. Internationally, the Company has sold the Shuffler to customers. The Company received final regulatory approval for the Shuffler from the Nevada (December 1998), Mississippi (January 1999), Michigan (June 1999) and nine Native American (1999) gaming authorities and has placed or proposes to place the Shuffler in each jurisdiction.

         TABLE GAMES

         FANTASY 21(TM). Fantasy 21(TM) is a jackpot table game variation of standard blackjack/21 involving a side wager of one dollar. If the player places the side wager and receives a hand of 19, 20, 21 or blackjack (a "High Hand") during five consecutive hands, the player is eligible for a jackpot round of up to $25,000 (the "Showdown Round"). In the Showdown Round, the player is dealt six hands simultaneously. If the player receives six High Hands, and the dealer receives a hand of blackjack, the player wins the jackpot. Fantasy 21(TM) also offers other jackpots for other combinations of High Hands. The Company has produced approximately 50 units of Fantasy 21(TM) and presently intends to lease such units on a monthly basis. In the year 2000, the Company does not expect to generate significant revenue from this product.

         DANNY'S JACKPOT DICE. Danny's Jackpot Dice, a variation of the standard craps game, employs an additional side wager made on consecutive points thrown by the shooter. The wager must be made prior to the shooter establishing the first "point" to be made. Once the shooter establishes the first point, no one else can make this wager until the shooter throws a seven and goes out. This side wager will pay odds to the player based on how many consecutive points were made during the shooter's turn. The shooter must make at least three points before the player receives any odds on his wager. In the year 2000, the Company does not expect to generate significant revenue from this product.

         SAFETY-PEEK CARD. The Safety-Peek Card is a type of playing card designed for blackjack/21. The key feature of its design is that it prevents the exposure of a dealer's hole card, I.E. the card that is face down, when used with a modified form of classic peeking action. The Safety-Peek Card permits the dealer to "peek" at the opposite corner of the playing card in order to determine the value of the hole card without revealing the value of the playing card. The Safety-Peek Card is licensed to the George C. Matheson Company ("GEMACO") and US Playing Card Company, under which the Company receives certain royalties. In the year 2000, the Company does not expect to generate significant revenue from this product.

         In addition to the foregoing, the Company is in the process of developing other gaming products designed to increase security, performance and profitability for the operator.

         REGULATION

         The gaming industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming commissions or similar regulatory authorities of each jurisdiction. Generally, the Company and other entities which seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization) which are then reviewed for approval. The Company's products generally fall within the classification of "associated equipment". "Associated equipment" is equipment which is not classified as a "gaming device", but which has an integral relationship to the conduct of licensed gaming. Regulatory authorities in some jurisdictions have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrent with the use of associated equipment. In other jurisdictions, associated equipment must be approved by the regulatory authorities in advance of its use at licensed locations. The Company has obtained, or is seeking to obtain, approval of its associated equipment in each jurisdiction in which it conducts business that requires such approval.

         NEVADA. The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside Nevada and the manufacture and distribution of associated equipment for use in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and (ii) various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board"), and various local, city and county regulatory agencies (collectively referred to as the "Nevada Gaming Authorities").

         The laws, regulations and supervisory practices of the Nevada Gaming Authorities are based upon declarations of public policy having as their objectives: (i) preventing any involvement, direct or indirect, of any unsavory or unsuitable persons in gaming or in the manufacture or distribution of gaming devices at any time or in any capacity; (ii) strictly regulating all persons, locations, practices and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (iii) establishing and maintaining responsible accounting practices and procedures; (iv) maintaining effective controls over the financial practices of licensees (including requirements covering minimum procedures for internal fiscal controls and safeguarding assets and revenues, reliable record keeping and periodic reports to be filed with Nevada Gaming Authorities); (v) preventing cheating and fraudulent practices; and (vi) providing and monitoring sources of state and local revenue based on taxation and licensing fees. Changes in such laws, regulations and procedures, depending upon their nature, could have an adverse effect on the Company's operations.

         Although the Company is not registered with the Nevada Board as a publicly traded corporation, the Company is currently required to provide a copy of all periodic reports and other filings made with the Securities and Exchange Commission to the Nevada Board. Further, even though applications for the approval of associated equipment are subject to a less comprehensive approval process, the Nevada Board may investigate any individual who has a material relationship to, or material involvement with, the Company in order to determine whether such individual is suitable or should be licensed as a business associate of the Company. Officers, directors and certain key employees of the Company may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing. Both require submission of detailed personal and financial information, which is followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all costs of the investigation.

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

         As for security holders of the Company, any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of the Company's voting securities determined if the Nevada Board finds reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation. Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner.

         MICHIGAN, MISSISSIPPI, WASHINGTON AND OTHER JURISDICTIONS. The Company currently distributes products in Michigan, Mississippi, and Washington, and intends to distribute products in other states and jurisdictions. Although the regulatory schemes in these jurisdictions are not identical, their material attributes are substantially similar, as described below.

         The manufacture, sale, distribution and ownership of associated equipment and the ownership in each jurisdiction are subject to various provincial, state, county and/or municipal laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in that jurisdiction (the "Gaming Regulators"). These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming equipment manufacturers, distributors and operators, as well as persons financially interested or involved in gaming or liquor operations.

         In many jurisdictions, the manufacture or distribution of gaming supplies may not be conducted unless proper licenses are obtained. An application for a license may be denied for any cause which the Gaming Regulators deem reasonable. In order to ensure the integrity of manufacturers and suppliers of gaming supplies, most jurisdictions have the authority to conduct background investigations of the Company, its key personnel and significant stockholders. The Gaming Regulators may, at any time, revoke, suspend, condition, limit or restrict a license for any cause deemed reasonable by the Gaming Regulators. Fines for violation of gaming laws or regulations may be levied against the holder of a license and persons involved. The Company and its key personnel have obtained all licenses necessary for the conduct of the Company's business in the jurisdictions in which it manufactures and leases or sells its casino products. Suspension or revocation of such licenses could have a material adverse effect upon the Company's operations.

         NATIVE AMERICAN GAMING REGULATION. Gaming on Native American lands is extensively regulated under federal law, tribal-state compacts and tribal law. The Indian Gaming Regulatory Act of 1988 ("IGRA") provides the framework for federal and state control over all gaming on Native American lands. IGRA regulates the conduct of gaming on Native American lands and the terms and conditions of contracts with third parties for management of gaming operations. IGRA is administered by the Bureau of Indian Affairs and the National Indian Gaming Commission ("NIGC").

         IGRA classifies games that may be conducted on Native American lands into three categories: (i) Class I Gaming; (ii) Class II Gaming; and (iii) Class III Gaming. Class I Gaming includes social games solely for prizes of minimal value, or traditional forms of Native American gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. Class I Gaming on Native American lands is within the exclusive jurisdiction of the Native American tribes and is not subject to the provisions of IGRA.

         Class II Gaming includes bingo, pulltabs, lotto, punch boards, tip jars, instant bingo, and other games similar to bingo, if those games are played at the same location where bingo is played. Class II Gaming is permitted on Native American lands if (i) the state in which the Native American lands are located permits such gaming for any purpose by any person, organization or entity; (ii) the gaming is not otherwise specifically prohibited on Native American lands by federal law; (iii) the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the NIGC; (iv) a Native American tribe has sole proprietary interest in and responsibility for the conduct of gaming; (v) the primary management officials and key employees are tribally licensed; and (vi) miscellaneous other requirements are met.

         Class III Gaming includes all other commercial forms of gaming, such as table games, slots, video casino games, and other commercial gaming (e.g. sports betting and pari-mutuel wagering). Class III Gaming is permitted on Native American lands if the conditions applicable to Class II Gaming are met and, in addition, the gaming is conducted in conformance with the terms of a written agreement between a tribal government and the government of the state within whose boundaries the tribe's lands are located (a "tribal-state compact").

         IGRA requires states to negotiate in good faith with Native American tribes which seek to enter into a tribal-state compact for the conduct of Class III gaming. Such tribal-state compact may include provisions for the allocation of criminal and civil jurisdiction between the state and the Native American tribe necessary for the enforcement of such laws and regulations, taxation by the Native American tribe of such activity in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach, standards for the operation of such activity and maintenance of the gaming facility, including licensing, and any other subjects that are directly related to the operation of gaming activities. The terms of tribal-state compacts vary from state to state. Tribal-state compacts within one state tend to be substantially similar to each other. Tribal-state compacts usually specify the types of permitted games, entitle the state to inspect casinos, require background investigations and licensing of casino employees, and may require the tribe to pay a portion of the state's expenses for establishing and maintaining regulatory agencies.

         Since 1996, the Nevada Gaming Authorities have taken the position that any Native American tribe operating Class III Gaming within the state of California, absent a valid compact with the State of California, was operating illegally. The legality of certain California Native American compacts has been the subject of legal and other challenges. On March 7, 2000, California voters approved California's tribal gaming initiative known as Proposition 1A. As a result of Proposition 1A, it is anticipated that in the near future Class III gaming will commence under legal compacts with the State of California.

         UNITED STATES-FEDERAL. The Federal Gambling Devices Act of 1962 makes it unlawful for a person to manufacture, deliver or receive gaming machines, gaming machine type devices and components thereof across interstate lines unless that person has first registered with the Department of Justice of the United States.

         APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS. In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its products and its personnel in other jurisdictions throughout the United States and the world where significant sales are anticipated to be made. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained, and if obtained that they will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license, approval or finding of suitability, the Company may be prohibited from selling its products for use in the respective jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to the Company.

         MARKETING

         As the gaming industry becomes increasingly more competitive, the Company's strategy is to develop cost-effective niche products and services which increase the security, productivity and profitability for the global gaming industry. As part of its strategy, the Company offers to lease or sell its products to casinos and other lawful gaming establishments.

         In order to maintain and expand the market presence of its products, the Company is committed to providing a high level of customer service and support. For example, with respect to the Shuffler, the Company oversees all installations of the Shuffler and provides training sessions on the operation of the Shuffler. In addition, the Company offers to its clients, located in several states, the ShuffleMaid(TM) service where the Company provides on-site preventative maintenance, on-site repair service and delivery of replacement Shufflers.

         COMPETITION

         The gaming industry is extremely competitive. Although the Company has assembled an experienced marketing team which uses its knowledge of the gaming industry to tailor the Company's products and services to the needs of the gaming industry, the Company competes with many established companies which possess resources substantially greater than those of the Company. Generally, the Company competes with other companies that are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations; greater financial, technical, marketing and other resources; more employees and more extensive facilities than the Company now has, or will have in the foreseeable future.

         Even though the Company's overall strategy is to compete on the basis of quality and price, the competitive pressures of the gaming industry will require the Company to invest in additional research and development. The constant need to update and innovate may result in increased costs for and reduced margins on the Company's products and services.

         MANUFACTURING

         Since March 1999, the Company has maintained the substantial portion of its manufacturing at its principal offices in Las Vegas, Nevada. The Company employs a combination of employees and contract laborers in the manufacturing process. As for the Shuffler, as of January 2000, the Company has completed production of 1,130 units and has obtained components to produce approximately 350 additional units. As for SecureDrop(TM), the Company is manufacturing the necessary components at its principal offices in Las Vegas, Nevada through the use of employees, contract laborers and third-party manufacturers. The Company has produced 15,184 units of SecureDrop(TM) and anticipates producing another 3,000 units by April 2000. Fantasy 21(TM) is produced in batches of 50 units and, from the point of ordering components to completion, takes twelve to fourteen weeks to produce each batch.

         RESEARCH AND DEVELOPMENT

         To date, most of the time and effort of the Company has been spent on research and product development. The Company has incurred research and development costs aggregating $1,589,935 and $220,611 for the years ended December 31, 1999 and 1998, respectively. These funds were expended on engineering, tooling, parts and other related expenditures. To develop innovative and competitive products, the Company intends to emphasize research and development of new products as funding and cash flow allow.

         DISTRIBUTION

         The Company presently intends to market and distribute its products:
(i) directly through the Company's sales force; and (ii) through distributors with a significant market presence in certain specified markets.

         As a means of increasing the global exposure of the Company's products, the Company has entered into various distributorship agreements. The Company currently has an exclusive five-year distributorship agreement with RGB SDN BHD, a Malaysia corporation, whereby the Company offers to RGB SDN BHD a minimum discount of twenty-five percent (25%) off the promoted retail price in Nevada for the entire Asian Rim area, including, but not limited to, Malaysia, Singapore, China, Hong Kong, Korea, Vietnam, Indonesia, Thailand, the Philippines, Nepal, Cambodia, India, Sri Lanka, Macau, Myanmar, Laos, and cruise ships based in Malaysia, Singapore and Hong Kong. The territory specifically excludes Japan, Australia and New Zealand which are treated as common distributor areas. Additionally, the Company has a semi-exclusive two-year distributorship agreement with London Casino Supplies. The Company offers to London Casino Supplies a discount similar to that given to RGB SDN BHD for a territory consisting of Belgium, Germany, France, Italy, Luxembourg, the Netherlands, Denmark, Ireland, United Kingdom, Greece, Spain, Portugal, Austria, Finland, Sweden, Hungary, Czechoslovakia, Poland, Malta, Monaco, Lebanon, Palestine and Egypt. The Company has also entered into a semi-exclusive distributorship agreement with Vallasey, SA, a Uruguay company, with respect to Uruguay, Argentina, France, Italy, and Spain. The Company also has an exclusive distributorship agreement with Mainstream Global Enterprises for the distribution of the Random Ejection Shuffler(TM) in the Canadian Provinces of Alberta, British Columbia, Manitoba, and Saskatchewan. In addition, the Company has entered into a non-exclusive Independent Contractor Agreement with Casino Gaming Corporation, a Nevada corporation, for sales of the Company's products in Spanish-speaking countries not subject to exclusivity restrictions, including, but not limited to, Argentina, Brazil, the Canary Islands and the Caribbean Islands, Chile, Curacao, Ecuador, Portugal, Puerto Rico, Spain, and Venezuela.

         LICENSING

         The Company has granted joint exclusive licenses to GEMACO and to The US Playing Card Company for the Safety-Peek Playing Card. The GEMACO agreement provides for a royalty equal to $0.04 per deck of playing cards being paid to the Company on a quarterly basis. Additionally, GEMACO agreed that during the term of the agreement, it will use $0.02 on each deck for promotion and advertising of the product. The US Playing Card Company pays to the Company a royalty of $0.075 per deck.

         Technology Development Center, LLC,("Technology Center") has granted an exclusive license to the Company relating to its technology known as a "Coin Operating Machine Having An Electronically Identified Coin Collection Box". The geographical scope of the license is the United States and all foreign countries. Pursuant to the terms of the license agreement, the Company agreed to pay Technology Center: (i) $50,000 payable in five monthly installments beginning November 14, 1997; and (ii) $50,000 payable in twelve monthly installments beginning April 15, 1998. The Company shall pay a royalty of $7.50 per each licensed product sold, rented, leased, or otherwise used for profit, provided the Company receives a net compensation in excess of $7.50 for each licensed product sold. On July 31, 1998, the Company and Technology Center amended the license agreement such that the Company will make monthly payments of $5,000 from August 1998 to October 1998, make a payment of $2,500 in November 1998, and convert the remaining balance of $51,250 in principal and interest into 20,500 Common Shares at a conversion rate of $2.50 per Common Share. On July 30, 1999, and August 3, 1999, the Company and Technology Center amended the license agreement in order to revise the time for payments pursuant to the license agreement.

         INTELLECTUAL PROPERTY

         The Company has secured and endeavors to secure, to the extent possible, exclusive rights in its products, primarily through federal and foreign intellectual property rights, such as patents, copyrights and trademarks. The United States Patent and Trademark Office has issued patents to the Company or its predecessors covering the Shuffler, Fantasy 21(TM) and SecureDrop(TM). The Company has applied for various other patents with respect to other concepts and products, including potential non-gaming application of its technology. Further, in order to protect potential foreign sources of income, the Company has filed patent applications and trademark applications in strategically selected foreign countries. There can be no assurance that any of the claims contained in the Company's pending U.S. or foreign patent or trademark applications will be issued, that any of these rights will not be infringed by others or that already issued patents or trademark registrations will not be invalidated or canceled. Third parties could infringe on the Company's rights, or the Company's proprietary products could be successfully duplicated without infringing on the Company's legal rights. Many elements incorporated in the Company's proprietary products are in the public domain or otherwise not amendable to legal protection, and the steps taken by the Company will not, in and of themselves, preclude competition with the Company's proprietary products.

         EMPLOYEES

         As of February 22, 2000, the Company had 82 full-time employees. The Company plans, as operations may demand, to sub-contract the balance of its employment needs through independent contractors.

ITEM 2.       DESCRIPTION OF PROPERTY

         The Company leases its principal offices and manufacturing facilities at 6830 Spencer Street, Las Vegas, Nevada, 89119. The lease is for approximately 58,725 square feet with a monthly cost of approximately $42,968. Monthly rent payments will begin June 15, 2000. The Company believes that its existing leased premises are sufficient for its current business operations.

ITEM 3.       LEGAL PROCEEDINGS

         On August 8, 1998, Pinnacle Performance, Inc. ("Pinnacle") filed a complaint in the District Court of the Fourth Judicial District of the State of Idaho, Ada County, Idaho (Case No. CV OC 9705098D) against the Company and a former employee of Pinnacle (who is now an employee of the Company). The complaint alleged claims for breach of contract and tortious interference with contract. The Court granted summary judgment in favor of the Company and vacated the trial. Plaintiff has appealed the granting of summary judgment in favor of the Company.

         On November 22, 1999, Moll Industries, Inc. ("Moll") filed a complaint (Case No. 817296) against the Company in the Superior Court of the State of California for the County of Orange, California. The complaint alleges claims for breach of contract, quantum meruit, an accounting, declaratory relief, and fraud, and arises from a dispute between the parties regarding the manufacture of parts for the Shuffler. The Company has filed a demurrer in response to Moll's First Amended Complaint.

         On December 8, 1999, an adversary proceeding was filed against the Company in the United States Bankruptcy Court, Southern District of Indiana, Indiana (Bankruptcy Case No. 99-02616-BHL-11; Adversary Proceeding No. 99-00520). The complaint asserts actions to recover amounts due and payable and to foreclose a security interest in collateral. As this action is related to the Moll litigation described above, the Company has filed a Motion to Abstain.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's security holders during the fourth quarter of 1999.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION

         The Company's common stock is not traded on a national or regional exchange and is not quoted over an electronic medium. The Company is not aware of any established market for the trading of its common stock.

         COMMON STOCK, OPTIONS AND WARRANTS

         As of January 31, 2000, there were 10,746,144 shares of the Company's common stock outstanding and approximately 480 holders of the Company's common stock.

         STOCK OPTION PLANS. As of December 31, 1999, the Company had issued options to purchase an aggregate of 1,173,500 shares (including options pursuant to the Plan, as defined below) of the Company's common stock. Under the Casinovations Incorporated 1999 Employees Stock Option Plan (the "Plan"), the Company is authorized to issue stock options for a total up to 500,000 shares of the Company's common stock to selected officers, directors, employees, consultants, advisers, independent contractors and agents of the Company. As of December 31, 1999, options to purchase up to 216,000 shares had been granted under the Plan. With respect to administration of the Plan, the Board of Directors of the Company has established a committee consisting of two outside directors, Bob L. Smith and Jill Bayless.

         On September 13, 1999, the Board of Directors adopted the Casinovations Incorporated 1999 Directors' Stock Option Plan (the "Directors' Plan") and recommended that the Directors' Plan be submitted to the stockholders for approval. Under the Directors' Plan, which is subject to the approval of the Company's stockholders, the Company is authorized to issue stock options to Directors for up to a total of 100,000 shares of the Company's common stock. The directors are issued 1,000 options when first elected to the Board of Directors and 1,000 options for each year of service.

         As of March 1, 1999, the Company has issued warrants to purchase an aggregate of 483,971 shares of its common stock. These warrants consist of: (i) Class A warrants to purchase 138,171 shares of common stock at $3.75 per share; and (ii) Class E warrants to purchase 345,800 shares of common stock at $3.00 per share.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         STATEMENT ON FORWARD-LOOKING INFORMATION

         Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as statements relating to plans for future expansion, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to liquidity requirements for the Company, the continued growth of the gaming industry, the success of the Company's product-development activities, vigorous competition in the gaming industry, dependence on existing management, gaming regulations (including actions affecting licensing), leverage and debt service (including sensitivity to fluctuations in interest rates), issues related to the Year 2000, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

         OVERVIEW

         The Company's primary business is the development, manufacturing and marketing of various gaming concepts and products that increase the security, productivity and profitability for the global gaming industry.

         From inception, the Company has been a "Development Stage Company" performing research and development, product prototyping, field testing of products, development of manufacturing capabilities, inventory acquisition, development of distribution channels, staffing and obtaining a building with sufficient capacity to house future growth. During 2000, the Company anticipates sufficient sales development and revenue growth such that the Company will be considered an operating company.

         In December 1998, the Nevada Board issued its approval for the Company to sell the Shuffler. As of March 1, 1999, the Company had placed 456 Shufflers under rental contracts. The Company has the majority of the parts required to build an additional 600 Shufflers. Additionally, the Company has shipped 12,220 units of its SecureDrop(TM) products. The Company believes that customer interest in both the Shuffler and SecureDrop(TM) products continues to be very strong.

         The following discussion summarizes the Company's results of operations for the years ended December 31, 1999 and 1998, and the Company's liquidity and capital resources.

         RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 1999 AND 1998

         REVENUES. For the twelve months ended December 31, 1999, the Company generated total revenues of $767,729 compared to $29,670 for the twelve months ended December 31, 1998. The revenues for the twelve months ended December 31,

1999, consisted of Shuffler rentals of $437,522, Shuffler sales of $104,775, SecureDrop(TM) sales of $30,360, table game rentals of $146,239, and miscellaneous other income of $48,833.

         COST OF SALES. For the twelve months ended December 31, 1999, cost of sales increased $2,839,260 to $2,973,459 compared to $134,199 for the twelve months ended December 31, 1998. This increase was primarily due to start up manufacturing costs associated with the Shuffler and service related to the Shuffler for the twelve months ended December 31, 1999. Cost of sales included:
SecureDrop(TM) cost of sales of $34,701, Shuffler cost of sales of $38,800, Shuffler depreciation of $180,290, Shuffler service costs of $965,842, and manufacturing costs of $1,753,826.

         GENERAL AND ADMINISTRATIVE EXPENSES. For the twelve months ended December 31, 1999, general and administrative expenses increased approximately $905,039, or 34%, to $3,569,854 compared to $2,664,815 for the twelve months ended December 31, 1998. This increase was primarily attributable to costs associated with the development and marketing of the Company's products and the expansion of the Company's operations. For the twelve months ended December 31, 1999, general and administrative expenses primarily included: salaries and related costs of $1,407,184; advertising and marketing costs of $398,051; consulting services of $15,870; cost of gaming industry shows of $342,207; travel and entertainment costs of $408,326; printing and office expenses, including rent of $80,210; and legal expenses of $304,813. In addition, for the twelve months ended December 31, 1999, the Company had depreciation and amortization of $434,832 and amortized deferred interest of $158,328 compared to $123,128 and $0, respectively, for the twelve months ended December 31, 1998.

         INTEREST EXPENSE. For the twelve months ended December 31, 1999, the Company incurred interest expenses of $767,850 compared to $383,189 for the twelve months ended December 31, 1998. This increase was primarily attributable to the increased borrowings of the Company.

         NET INCOME (LOSS). For the twelve months ended December 31, 1999, the Company had a net loss of $8,133,370, an increase of $4,760,226, compared to a net loss of $3,373,144 for the twelve months ended December 31, 1998. The increase in net loss was primarily due to continued development of the Company's products, the expansion of the Company's operations, and discounted placements of the Company's products to gain initial acceptance in the marketplace. Basic loss per share was $0.98 for the twelve months ended December 31, 1999, compared to $0.53 for the twelve months ended December 31, 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. Because of the Company's efforts to transition from a development stage company to an operating company, it has generated substantial cash flow deficits from operations, including cash used in operating activities of $8,458,637 and $3,069,479 in the years ended December 31, 1999 and 1998, respectively. In addition, to fund its development activities, the Company used cash in investing activities of $3,355,221 and $1,288,582 in the years ended December 31, 1999 and 1998, respectively. Consequently, the Company has been substantially dependent on cash from financing activities to fund development and operating activities, receiving cash from financing activities of $12,783,032 and $4,439,420 in the years ended December 31, 1999 and 1998, respectively. The Company will continue to require cash from financing activities for both its current operating needs and to fund its anticipated expansion into non-gaming areas until operations begin to generate sufficient cash flow to provide for such cash requirements.

         WORKING CAPITAL. At December 31, 1999, the Company had cash, cash equivalents and investments of $1,169,924 compared to $200,749 at December 31, 1998. At December 31, 1999, the Company's working capital was $599,944 compared to a deficit of $632,024 at December 31, 1998. At December 31, 1999, the Company's current ratio, I.E. the ratio of current assets to current liabilities, was 1.21:1 compared to 0.62:1 at December 31, 1998. During the twelve months ended December 31, 1999, the Company relied upon loans from certain stockholders, directors, and other private and institutional sources of debt and equity capital of $14,793,341. Until the Company's normalized sales levels are achieved, the Company will be relying upon cash generated from the Offering (as defined below), loans from the Company's principal stockholder and other directors, and other private and institutional sources of debt and equity capital for working capital purposes.

         LEASE FINANCING. At December 31, 1999, the Company received proceeds of $2,889,425 from certain lease financing with an unrelated leasing company whereby the Company sold and leased back all of its furniture, equipment and tooling, and 500 units of the Shuffler.

         CASH FLOW. For the year ended December 31, 1999, net cash used in operating activities was $8,458,637 compared to $3,069,479 for the year ended December 31, 1998. The cash used in operating activities was offset by depreciation and amortization of $434,832 compared to $123,128 for the year ended December 31, 1998; stock and options used for services of $0 compared to $541,108 for the year ended December 31, 1998; stock and options issued for additional interest of $0 compared to $133,124 for the year ended December 31, 1998; amortization of deferred interest of $158,328 for the year ended December 31, 1999, compared to $0 for the year ended December 31, 1998; increases in accounts payable of $42,711 for the year ended December 31, 1999, compared to $368,038 for the year ended December 31,1998; increases in accrued expenses of $349,936 for the year ended December 31, 1999,compared to $37,479 for the year ended December 31, 1998; and increases in customer deposits of $155,194 for the year ended December 31, 1999, compared to $0 for the year ended December 31, 1998. Cash usage was increased by increases in accounts receivable of $328,711 for the year ended December 31, 1999 compared to $(4,003) for the year ended December 31, 1998; increases in inventory of $885,533 for the year ended December 31, 1999, compared to $574,369 for the year ended December 31, 1998; increases in prepaid expenses of $252,025 for the year ended December 31, 1999, compared to $(1,104) for the year ended December 31, 1998; increases of deferred interest of $0 for the year ended December 31, 1999, compared to $238,890 for the year ended December 31, 1998 and increases in other assets of $0 for the year ended December 31, 1999, compared to $95,102 for the year ended December 31, 1998.

         For the year ended December 31, 1999, net cash from financing activities was $12,783,032 compared to $4,439,420 for the year ended December 31, 1998. The increase is primarily attributable to the proceeds received from the Company's 1999 sale of common stock. The cash from financing activities consisted of $10,403,916 from the sale of common stock, 1,500,000 in Convertible Debt and proceeds of $2,889,425 from leases, offset by repayment of leases of $723,333, repayment of notes payable of $197,383 and repayment of stockholder loans of $1,089,593.

         For the twelve months ended December 31, 1999, the Company used net cash in investing activities of $3,355,221 consisting of: acquired plant and equipment valued at $2,935,696; increased patent and trademark expenses of $54,522; and an increase in deposits of $365,002. For the twelve months ended December 31, 1998, the Company used net cash in investing activities of $1,288,582 consisting of: acquired plant and equipment valued at $153,473; increased patent and trademark expenses of $19,023; and purchased and retired treasury stock for $1,116,086.

         OFFERING. From April 1998 through January 1999, the Company conducted a public offering for 1,500,000 shares of its common stock at $2.50 per share (the "Offering"). In addition, the Company registered 2,107,973 shares of common stock on behalf of certain selling stockholders and 200,000 shares of common stock underlying the Class A Warrants. The Company used the proceeds from the Offering for the payment of operating expenses, funding of working capital and the reduction of debt. As a result of the sale of shares pursuant to the Offering, the Company received gross proceeds of $3,794,360. The Company received net proceeds of $2,088,630 during the twelve months ended December 31, 1998 and the balance was received in 1999. Subsequent to the closing of the Offering, the Company rescinded the sale of 200,000 shares.

         CONVERTIBLE DEBT. The Company received proceeds of $1,900,000 from the placement of convertible debt in the first quarter of 1999 (the "Convertible Notes"). The Convertible Notes accrue interest at 9.5% per annum and are convertible into restricted shares of common stock after six months at $2.60 per share. Each purchaser of a $50,000 unit of convertible debt also received Class E warrants for the purchase of 9,100 shares of common stock at $3.00 per share. The placement of the Convertible Notes issue was completed in March 1999. At December 31, 1999, $1,500,000 of the Convertible Debt remained outstanding.

         CONVERSION OF CONVERTIBLE NOTES; VOLUNTARY CALL OF CLASS E WARRANTS. In May 1999, pursuant to notices distributed by the Company to holders of the Company's 9.5% Convertible Notes Due 2004, the Company offered to provide a one-time two week window that expired on May 31, 1999, for the early conversion of the Convertible Notes into shares of common stock at the stated conversion rate of $2.60 per share. Pursuant to their terms, the Convertible Notes may be converted beginning on the later of six (6) months from the date of issuance or September 1, 1999. Concurrently, and pursuant to notices distributed by the Company to holders of the Company's Class E Warrants, the Company issued a voluntary call of the Class E Warrants to expire on May 31, 1999, at the stated exercise price of $3.00 per share. In exchange for the conversion of the Convertible Notes and the exercise of the Class E Warrants, the Company offered to issue an additional set of warrants equal to the number of and on similar terms and conditions as the Class E Warrants exercised.

         At the expiration of the conversion window and call period, holders of the Convertible Notes converted $400,000 of Convertible Notes into 153,843 shares of common stock and exercised 72,800 Class E Warrants into 72,800 shares of common stock for an aggregate of 226,643 shares of common stock. In exchange for the conversion and exercise, the Company issued 72,800 warrants to the persons who converted their Convertible Notes and exercised their Class E Warrants. As a result, $1,500,000 of the Convertible Notes and 273,000 of the Class E Warrants issued to holders of the Convertible Notes remain outstanding. Through the conversion of the Convertible Notes and the exercise of the Class E Warrants, the Company converted $400,000 of indebtedness into common stock and received proceeds of $218,400. The Company used such proceeds for general working capital purposes.

         CONVERSION OF OUTSTANDING INDEBTEDNESS. In May 1999, the Company and the Richard S. Huson Revocable Trust U/T/A dated 09/04/98 (the "Trust"), of which Richard S. Huson, a former director and principal stockholder of the Company, was co-trustee, entered into a subscription agreement whereby the Trust agreed to convert a certain portion of indebtedness owed by the Company to the Trust in exchange for shares of common stock at a conversion rate of $2.60 per share. Pursuant to the terms of the subscription agreement, the Trust converted $999,999 of outstanding indebtedness into 384,615 shares of common stock and received a replacement promissory note for the balance of the outstanding indebtedness.

         PRIVATE PLACEMENT OF COMMON STOCK. In May 1999, the Company entered into a subscription agreement with a stockholder of the Company whereby the stockholder agreed to purchase 2,000,000 shares of the Company's common stock for $2.60 per share for an aggregate subscription amount of $5,200,000. Pursuant to the terms of the subscription agreement, the stockholder delivered $1,300,000 upon execution of the subscription agreement and agreed to pay the balance of $3,900,000, in no more than three equal installments of not less than $1,300,000 by July 10, 1999. The Company received the payment of the balance of $3,900,000 prior to July 10, 1999. The Company used the proceeds from this private placement for general working capital purposes.

         On September 22, 1999, the Company entered into subscription agreements with certain stockholders of the Company whereby the stockholders agreed to purchase 1,000,000 shares of the Company's common stock for $2.60 per share for an aggregate subscription amount of $2,600,000. Of the 1,000,000 shares purchased, three directors of the Company purchased an aggregate of 140,000 shares, and Mr. Crabbe's trust purchased 860,000 shares. The Company used the proceeds from the private placement for working capital purposes.

         EXERCISE OF STOCK OPTIONS. On December 29, 1999, a member of the Board of Directors exercised 40,000 options to purchase common stock from the Company for $2.50 per share for an aggregate amount of $100,000. The Company used the proceeds from the private placement for working capital purposes.

         OUTLOOK

         Based on presently known commitments and plans, the Company believes that it will be able to fund 2000 operations and required expenditures through cash on hand, cash flow from operations, cash from private or public placement of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, the Company will need to seek cash from private or public placements of debt or equity, institutional or other lending sources or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources.

         RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

         SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997, and reclassification financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred. Effective January 1, 1998, the Company adopted SOP 98-1. Costs capitalized by the Company during the year ended December 31, 1998, in accordance with these guidelines, were not significant.

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

         Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information concerning operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position. To date, the Company has operated in one business segment only.

         Effective December 31, 1998, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of the Company's operations or financial position. The Company is in its development stage and has not initiated benefit plans to date, which would require disclosure under the statement.

         RISK FACTORS AND FORWARD-LOOKING INFORMATION

         THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. SUCH STATEMENTS REFER TO EVENTS THAT COULD OCCUR IN THE FUTURE AND MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "INTEND," "PLAN," "BELIEVE," CORRELATIVE WORDS, AND OTHER EXPRESSIONS INDICATING THAT FUTURE EVENTS ARE CONTEMPLATED. SUCH STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS ANNUAL REPORT. IN ADDITION TO THE OTHER INFORMATION CONTAINED HEREIN, INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS.

         LIMITED OPERATING RESULTS; NO INDEPENDENT MARKET RESEARCH OF POTENTIAL DEMAND FOR CURRENT OPERATIONS. The Company has been in the development stage and has achieved limited sales of its products. The Company's activities have been limited to analyzing the gaming industry, consulting with persons in the gaming industry, negotiating interim financing arrangements, developing products, establishing a distribution network for its products, marketing its products to the gaming industry, manufacturing its products and commencing product sales. Although the Company anticipates significant sales development and revenue growth during 2000, there is no guarantee that the Company will generate sufficient revenue to sustain its operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for the Company's business operations.

         FOCUS ON NON-GAMING MARKETS. The Company has recently begun to explore the shift of its focus to the non-gaming application of certain of its products and technology. The refocus to non-gaming markets will have significant risks for the Company, including, but not limited to, management's lack of experience in non-gaming markets, the need to hire sales and technical persons with expertise in non-gaming markets, additional research, development, distribution and marketing expenses necessary to proceed into non-gaming application of the Company's products and technology, significant competitive factors and forces applicable to non-gaming markets and a variety of other factors. There is no assurance that the Company will be able to successfully execute the strategy to refocus a significant portion of its marketing and product technology strategies to the non-gaming markets.

         REGULATION. The gaming industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming commissions or similar regulatory authorities of each jurisdiction. Generally, the Company and other entities which seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization) which are then reviewed for approval. The Company may incur significant expenses in seeking to obtain licenses for its gaming products and concepts, and no assurance can be given that its products will be approved in any particular jurisdiction. The failure to obtain such approval in any jurisdiction in which the Company may seek to introduce its products or concepts could have a material adverse effect on the Company's business.

         ADDITIONAL FINANCING WILL BE REQUIRED. Based on presently known commitments and plans, the Company believes that it will be able to fund its 2000 operations and required expenditures through cash on hand, cash flow from operations, and cash from private placement of debt and lease financing sources. In the event that such sources are insufficient, the Company will need to seek cash from private or public placements of debt or equity, institutional or other lending sources or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully locate necessary liquidity sources.

         INFLUENCE ON ELECTION OF DIRECTORS AND ALL OTHER MATTERS BY A CONTROLLING STOCKHOLDER. A certain stockholder of the Company has voting power over approximately 52.7% of the outstanding shares of common stock. As a result, this stockholder will be able to influence the election of directors and all other matters submitted to a vote of the Company's stockholders.

         UNCERTAINTY OF MARKET FOR COMPANY'S PRODUCTS. The Company has only recently completed development and begun distribution of the Shuffler and SecureDrop(TM). Although the market appears to be receptive to the Company's products, there is no guarantee that the market will remain receptive and that the Company's future products will be received by the market in the same manner.

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

         NO DIVERSIFICATION. To date, the Company has intended to manufacture and market certain gaming products and concepts. Therefore, the Company's financial viability has depended almost exclusively on its ability to generate revenues from its operations, and the Company has not had the benefit of reducing its financial risks by relying on revenues derived from other operations.

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

         RISKS OF PROPRIETARY PRODUCTS AND GAMES. The Company places its proprietary products, except SecureDrop(TM), in casinos under short-term lease arrangements, making these games susceptible to replacement due to pressure from competitors, changes in economic conditions, obsolescence, and declining popularity. The Company intends to maintain and expand the number of installed proprietary products through enhancement of existing products, introduction of new products, and customer service, but there can be no assurance that these efforts will be successful. Introduction of new proprietary products involves significant risks, including whether the Company will be able to place its products with casinos and non-gaming industries, the economic terms on which these industries will accept the products, and the popularity of the products. The Company has filed trademark and patent applications to protect its intellectual property rights in certain of its trademarks and innovations on certain of its proprietary products, respectively. At this time, however, the United States Patent and Trademark Office has not acted upon all of these applications. There can be no assurance that the pending patent or trademark applications will actually issue as patents or trademark registrations or that any of these rights will not be infringed by others. Certain of the Company's products and games do or may have independent protection of the game itself, and it is possible that competitors could produce a similar product or game without violating any legal rights of the Company. The Company intends to promote aggressively its trademarks to build goodwill and customer loyalty. There can be no assurance, however, that the Company will be successful in these efforts, that innovations will be subject to legal protection, or that the innovations will give a competitive advantage to the Company. See Part I. "Item 1. Description of Business - Intellectual Property."

         LACK OF DIVIDENDS. There can be no assurance that the operations of the Company will become profitable. At the present time, the Company intends to use any earnings which may be generated to finance the growth of the Company's business.

         DEPENDENCE ON KEY INDIVIDUALS. The future success of the Company is highly dependent upon the management skills of its key employees and the Company's ability to attract and retain qualified key employees. The inability to obtain and employ these individuals would have a serious effect upon the business of the Company. The Company has entered into an employment agreement with Steven J. Blad. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract or retain the additional skilled personnel required.

         VULNERABILITY TO FLUCTUATIONS IN THE ECONOMY. Demand for the Company's products is dependent on, among other things, general economic conditions and international currency fluctuations which are cyclical in nature. Prolonged recessionary periods may be damaging to the Company.

         "PENNY" STOCK REGULATION OF BROKER-DEALER SALES OF COMPANY SECURITIES. The Company does not presently meet the requirements for a NASDAQ Small Cap Market listing. The OTC Bulletin Board has no quantitative written standards and is not connected with the NASD. Until the Company obtains a listing on the NASDAQ Small Cap Market, if ever, the Company's securities may be covered by Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must furnish to all investors in penny stocks, a risk disclosure document required by Rule 15g-9 of the Exchange Act, make a special suitability determination of the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. In order to approve a person's account for transactions in penny stock, the broker or dealer must (i) obtain information concerning the person's financial situation, investment experience and investment objectives;
(ii) reasonably determine, based on the information required by paragraph (i) that transactions in penny stock are suitable for the person and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the rights of transactions in penny stock; and (iii) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination required by paragraph (ii) in this section, stating in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in a designated security subject to the provisions of paragraph (ii) of this section unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person, and stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement and the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience and investment objectives and obtain from the person a manually signed and dated copy of the written statement. A penny stock means any equity security other than a security
(i) registered, or approved for registration upon notice of issuance on a national securities exchange that makes transaction reports available pursuant to 17 CFR 11Aa3-1; (ii) authorized or approved for authorization upon notice of issuance, for quotation in the NASDAQ system; (iii) that has a price of five dollars or more; or (iv) whose issuer has net tangible assets in excess of $2,000,000 demonstrated by financial statements dated less than fifteen months previously that the broker or dealer has reviewed and has a reasonable basis to believe are true and complete in relation to the date of the transaction with the person. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities.

ITEM 7.       FINANCIAL STATEMENTS

         Independent Auditors' Report

         Balance Sheet at December 31, 1999

         Statements of Operations for the Years Ended December 31, 1999 and 1998 and Period from Inception (April 29, 1994) to December 31, 1999

         Statements of Changes in Stockholders' Equity for the Period from Inception (April 29, 1994) to December 31, 1999

         Statements of Cash Flows for the Years Ended December 31, 1999 and 1998 and the Period from Inception (April 29, 1994) to December 31, 1998

         Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Casinovations Incorporated
(A Development Stage Company)

We have audited the balance sheet of Casinovations Incorporated as of December 31, 1999, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period then ended and for the period from inception (April 29, 1994) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Casinovations Incorporated as of December 31, 1999, and the results of its operations and cash flows for each of the two years in the period then ended and for the period from inception (April 29, 1994) to December 31, 1999, in conformity with generally accepted accounting principles.




                               /S/ James E. Scheifley & Associates, P.C.
                               Certified Public Accountants

Englewood, Colorado
January 28, 2000

                           CASINOVATIONS INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1999

                                        ASSETS

Current assets:
   Cash                                                           $   1,169,924
   Accounts receivable, trade                                           150,074
   Accounts receivable - other                                          192,794
   Inventories                                                        1,642,195
   Prepaid expenses                                                     290,921
                                                                  --------------
     Total current assets                                             3,445,908

Property and equipment, at cost, net of
   accumulated depreciation of $532,797                               2,851,637

Intangible assets, at cost, net of
   accumulated amortization of $60,268                                  212,438
Deferred interest                                                       611,119
Deposits                                                                507,823
                                                                  --------------
                                                                  $   7,628,925
                                                                  ==============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of leases payable                              $   1,266,631
   Accounts payable                                                     853,062
   Accrued expenses                                                     354,865
   Accrued interest                                                      95,209
   Stockholder loans - due currently                                    105,130
   Customer deposits                                                    171,068
                                                                  --------------
     Total current liabilities                                        2,845,964

Leases payable - non-current                                          2,480,394
Convertible debt                                                      1,500,000
Stockholder loans                                                       190,277

Stockholders' equity:
   Common stock, $.001 par value,
     20,000,000 shares authorized,
     10,746,144 shares issued and outstanding                            10,746
   Additional paid-in capital                                        16,956,363
   Deficit accumulated during development stage                     (16,354,821)
                                                                  --------------
                                                                        612,289
                                                                  --------------
                                                                  $   7,628,925
                                                                  ==============

                 See Accompanying Notes to Financial Statements


                                     CASINOVATIONS INCORPORATED
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS
                               YEARS ENDED DECEMBER 31, 1999 AND 1998
                   AND PERIOD FROM INCEPTION (APRIL 29, 1994) TO DECEMBER 31, 1999

                                                                                                   Period from
                                                                                                    Inception
                                                                                                 (April 29, 1994)
                                                                                                        to
                                                                   December 31,    December 31,    December 31,
                                                                       1999            1998            1999
                                                                  --------------  --------------  --------------
SecureDrop(TM)sales                                               $      30,360   $          --   $      30,360
Shuffler sales                                                          104,775          27,779         137,515
Shuffler rentals                                                        437,522                         437,522
Game rentals                                                            146,239                         146,239
Other income                                                             48,833           1,891          15,659
                                                                  --------------  --------------  --------------
                                                                        767,729          29,670         815,453

Cost of sales                                                         2,973,459         134,199       3,107,756
                                                                  --------------  --------------  --------------
Gross margin                                                         (2,205,730)       (104,529)     (2,292,303)

General and administrative                                            3,569,854       2,664,815       9,227,290
General and administrative - related parties                                 --              --          76,768
Research and development                                              1,589,935         220,611       2,981,872
                                                                  --------------  --------------  --------------
                                                                      5,159,880       3,019,625      12,286,118
                                                                  --------------  --------------  --------------

(Loss) from operations                                               (7,365,520)     (2,989,955)    (14,578,421)

Interest expense                                                        648,467         133,574         831,336
Interest expense - related parties                                      119,383         249,615       1,092,640
                                                                  --------------  --------------  --------------
                                                                        767,850         383,189       1,923,976

(Loss) before income taxes                                           (8,133,370)     (3,373,144)    (16,502,397)
Provision for income taxes                                                   --              --              --
                                                                  --------------  --------------  --------------

Net (loss)                                                        $  (8,133,370)  $  (3,373,144)  $ (16,502,397)
                                                                  ==============  ==============  ==============



Basic and diluted (loss) per share                                $       (0.98)  $       (0.53)  $       (3.03)
                                                                  ==============  ==============  ==============

Weighted average shares outstanding                                   8,095,065       6,397,204       5,441,388
                                                                  ==============  ==============  ==============

                                 See Accompanying Notes to Financial Statements


                                          CASINOVATIONS INCORPORATED
                                         (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE PERIOD FROM INCEPTION (APRIL 29, 1994) TO DECEMBER 31, 1999


                                                                                                           Deficit
                                                                                                         Accumulated
                                                                               Additional     Unpaid        During
                                                    Common         Stock       Paid -in        Stock       Develop-
            ACTIVITY                                Shares         Amount       Capital    Subscriptions   ment Stage      Total
                                                 ------------- ------------- ------------- ------------- ------------- -------------
Capital contributed by founders                            --  $         --  $    101,845  $         --  $         --  $    101,845

Net (loss) for the period                                  --            --            --            --       (96,141)      (96,141)
                                                 ------------- ------------- ------------- ------------- ------------- -------------

   Balance, December 31, 1994                              --            --       101,845            --       (96,141)        5,704

Issue shares to founders (September 1995)           3,775,000         3,775       297,330                                   301,105

Issuance of stock in private sales:
   October 1995 at $1.00                              130,000           130       129,870                                   130,000
     (less cost of offering)                                                       (7,206)                                   (7,206)

Net (loss) for the year                                    --            --            --                    (608,756)     (608,756)
Reclassification of partnership losses                                           (152,386)           --       152,386            --
                                                 ------------- ------------- ------------- ------------- ------------- -------------

   Balance, December 31, 1995                       3,905,000         3,905       369,453            --      (552,511)     (179,153)

Issuance of stock for cash in private sales:
   March 1996 at $1.50                                 20,000            20        29,980                                    30,000
   April 1996 at $1.50                                 10,000            10        14,990                                    15,000
   July 1996 at $1.50                                  10,000            10        14,990                                    15,000
   October 1996 at $1.50                               86,000            86       128,914                                   129,000
   November 1996 at $1.50                             302,400           302       453,298                                   453,600
   December 1996 at $1.50                              63,110            63        94,602                                    94,665

Issuance of stock for services:
   June 1996 at $1.50                                  30,000            30        44,970                                    45,000
   October 1996 at $1.50                               35,000            35        52,465                                    52,500
   December 1996 at $1.50                             175,000           175       262,325                                   262,500

Issuance of stock to related party
   for debt conversion                                327,000           327       490,173                                   490,500

Option granted to related party for
   debt conversion                                                                232,500                                   232,500

Net (loss) for the year                                    --            --            --            --    (1,684,727)   (1,684,727)
                                                 ------------- ------------- ------------- ------------- ------------- -------------

   Balance, December 31, 1996                       4,963,510         4,964     2,188,659            --    (2,237,238)      (43,615)

Issuance of stock for cash in private sales:
   January 1997 at $1.50                              236,667           237       354,764                                   355,001
   May 1997 at $1.50                                  120,339           120       180,388                                   180,509
   June 1997 at $1.50                                  43,000            43        64,457                                    64,500
   July 1997 at $1.50                                  77,000            77       115,423                                   115,500
     (plus compensation effect of shares
     issued at a discount)                                                         77,000                                    77,000

Exercise of common stock warrants for cash:
   September 1997 at $1.50                            100,000           100       149,900                                   150,000
   October 1997 at $1.50                              100,000           100       149,900                                   150,000
     (plus compensation effect of shares
     issued at a discount)                                                        100,000                                   100,000

Issuance of stock for future services:
   February 1997 at $1.50                             135,000           135       202,365      (187,500)                     15,000
   June 1997 at $1.50                                  20,000            20        29,980       (30,000)                         --
   Amortization of unpaid stock subscriptions                                                   136,000                     136,000

                                           See Accompanying Notes to Financial Statements

                                          CASINOVATIONS INCORPORATED
                                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                      FOR THE PERIOD FROM INCEPTION (APRIL 29, 1994) TO DECEMBER 31, 1999

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                               Additional     Unpaid        During
                                                    Common         Stock       Paid -in        Stock       Develop-
            ACTIVITY                                Shares         Amount       Capital    Subscriptions   ment Stage      Total
                                                 ------------- ------------- ------------- ------------- ------------- -------------
Issuance of stock to related party
   for debt conversion
   March 1997 at $1.50                                 45,122            45        67,638                                    67,683
   December 31, 1997 at $.82                          339,000           339       277,891                                   278,230
     (plus additional interest effect of
     shares issued at a discount)                                                  11,705                                    11,705

Common stock subscribed for services
   in May 1997 at $1.50                                                                          15,000                      15,000

Net (loss) for the year                                    --            --            --            --    (2,606,071)   (2,606,071)
                                                 ------------- ------------- ------------- ------------- ------------- -------------

   Balance, December 31, 1997                       6,179,638         6,180     3,970,070       (66,500)   (4,843,309)     (933,559)

Issuance of stock for cash in public offering:
   April 1998 at $2.50                                 20,000            20        49,980                                    50,000
   May 1998 at $2.50                                   96,000            96       239,904                                   240,000
   June 1998 at $2.50                                  40,000            40        99,960                                   100,000
   July 1998 at $2.50                                  54,000            54       134,946                                   135,000
   August 1998 at $2.50                                14,000            14        34,986                                    35,000
   September 1998 at $2.50                             23,400            23        58,477                                    58,500
   October 1998 at $2.50                               17,000            17        42,483                                    42,500
   November 1998 at $2.50                              93,374            93       233,342                                   233,435
   December 1998 at $2.50                             571,460           571     1,428,079                                 1,428,650
Less expenses of offering                                                        (234,455)                                 (234,455)

Issuance of stock for services and other consideration:
   June 1998 at $2.50                                  20,000            20        49,980                                    50,000
   July 1998 at $2.50                                  20,500            21        51,230                                    51,250
   August 1998 at $2.50                                30,000            30        74,970                                    75,000
   November 1998 at $2.50                              20,000            20        49,980                                    50,000
   December 1998 at $2.50                              52,000            52       129,948      (125,000)                      5,000

Issuance of stock for conversion of indebtedness:
   November 1998 at $2.50                              65,250            65       163,060                                   163,125
   December 1998 at $2.50                             299,166           299       747,616                                   747,915

Amortization of unpaid stock subscriptions                                                       66,500                      66,500
Compensation value of options issued                                              310,000                                   310,000
Forgiveness of stockholder indebtedness                                           157,063                                   157,063
Purchase and retirement of treasury stock            (848,682)         (849)   (1,114,737)                               (1,115,586)
Redemption of common stock warrants                                                  (450)                                     (450)

Accounting adjustment                                                               4,998                      (4,998)   (3,373,144)
Net (loss) for the year                                    --            --            --            --    (3,373,144)   (3,373,144)
                                                 ------------- ------------- ------------- ------------- ------------- -------------

   Balance, December 31, 1998                       6,767,106  $      6,767  $  6,681,428  $   (125,000) $ (8,221,451) $ (1,658,256)

Issuance of stock for cash in public offering:
   January 1999 at $2.50                              402,930           403     1,006,922                                 1,007,325
   February 1999 at $2.50                             125,280           125       313,075                                   313,200
   March 1999 at $2.50                                    700             1         1,749                                     1,750
   March 1999 reimbursement for excess funds           (1,130)           (2)       (4,073)                                   (4,075)
Less expenses of offering                                                        (107,678)                                 (107,678)

Rescission and cancellation of subscription          (200,000)         (200)     (449,800)                                 (450,000)

Exercise of common stock warrants for cash:
   May 1999 at $2.60                                   72,800            73       218,327                                   218,400

Issuance of stock for conversion of indebtedness:
   May 1999 at $2.60                                  538,458           539     1,399,452                                 1,399,990

   Redemption of stock subscription for services                                                125,000                     125,000

Issuance of stock for cash in private sales:
    May 1999 at $2.60                               2,000,000         2,000     5,198,000                                 5,200,000
    September 1999 at $2.60                         1,000,000         1,000     2,599,000                                 2,600,000
    December 1999 at $2.50                             40,000            40        99,960                                   100,000

Net (loss) for the year                                    --            --            --            --    (8,133,370)   (8,133,370)
                                                 ------------- ------------- ------------- ------------- ------------- -------------

   Balance, December 31, 1999                      10,746,144        10,746    16,956,362            --   (16,354,821)      612,289
                                                 ============= ============= ============= ============= ============= =============
                                           See Accompanying Notes to Financial Statements


                                          CASINOVATIONS INCORPORATED
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                                    YEARS ENDED DECEMBER 31, 1999 AND 1998
                        AND PERIOD FROM INCEPTION (APRIL 29,1994) TO DECEMBER 31, 1999


                                                                                                    Inception
                                                                                                 (April 29, 1994)
                                                                                                        to
                                                                   December 31,    December 31,    December 31,
                                                                       1999            1998            1999
                                                                  --------------  --------------  --------------
Net (loss)                                                        $  (8,133,370)  $  (3,373,144)  $ (16,502,210)
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                      434,832         123,128         602,449
     Stock and options issued for services                                              541,108       1,452,608
     Compensation value of cash stock sales                                                  --         177,000
     Stock and options issued for additional interest                                   133,124         250,456
     Equipment exchanged for services                                                        --           2,903
     Amortization of deferred interest                                  158,328              --         390,828
     Loss on abandonment of leasehold improvements                                        3,743           3,743
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                        (328,711)          4,003        (342,868)
     (Increase) decrease in inventory                                  (885,533)       (574,369)     (1,642,193)
     (Increase) decrease in prepaid expenses                           (252,025)          1,104        (290,921)
     (Increase) decrease in deferred interest                                          (238,590)       (238,590)
     (Increase) decrease in other assets                                                (95,102)       (142,821)
     Increase (decrease) in accounts payable                             42,711         368,038         853,060
     Increase (decrease) in accrued expenses                            349,936          37,479         471,602
     Increase (decrease) in customer deposits                           155,196              --         155,194
                                                                  --------------  --------------  --------------
       Total adjustments                                               (325,266)        303,666       1,502,508
                                                                  --------------  --------------  --------------
  Net cash (used in) operating activities                            (8,458,637)     (3,069,479)    (14,799,762)
                                                                  --------------  --------------  --------------

Cash flows from investing activities:
  Acquisition of plant and equipment                                 (2,935,696)       (153,473)     (3,404,572)
  Purchase and retirement of treasury stock                                          (1,116,086)     (1,116,086)
  Increase in patents and trademarks                                    (54,522)        (19,023)       (248,528)
  Increase in deposits                                                 (365,002)                       (365,002)
                                                                  --------------  --------------  --------------
Net cash (used in) investing activities                              (3,355,221)     (1,288,582)     (5,134,189)
                                                                  --------------  --------------  --------------

Cash flows from financing activities:
  Common stock sold for cash                                         10,403,916       2,088,630      14,443,115
  Capital contributions by founders                                                          --         402,950
  Proceeds from leases                                                2,889,425         985,796       4,494,321
  Repayment of leases                                                  (723,333)                       (723,333)
  Proceeds of stockholder loans                                                       1,368,000       2,138,168
  Repayment of stockholder loans                                     (1,089,593)             --      (1,148,459)
  Proceeds from notes payable                                                                --         197,500
  Repayment of notes payable                                           (197,383)         (3,006)       (200,389)
  Proceeds from convertible debt                                      1,500,000                       1,500,000
                                                                  --------------  --------------  --------------
Net cash provided by financing activities                            12,783,032       4,439,420      21,103,873
                                                                  --------------  --------------  --------------

Increase (decrease) in cash                                             969,175          81,360       1,169,924
Cash and cash equivalents, beginning of period                          200,749         119,389              --
                                                                  --------------  --------------  --------------
Cash and cash equivalents, end of period                          $   1,169,924   $     200,749   $   1,169,924
                                                                  ==============  ==============  ==============

                                See Accompanying Notes to Financial Statements

                           CASINOVATIONS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1.       ORGANIZATION

         The Company was incorporated on September 21, 1995, in the State of Washington and reorganized as a Nevada corporation with Articles of Merger filed on April 1, 1999, in Washington and on April 2, 1999, in Nevada. The Company is in the business of developing and distributing products related to the gaming industry. The Company's principal products are an electronic card shuffling device, a table game similar to the card game "blackjack", an electronically identified coin collection bucket for use with coin operated gaming devices and playing cards designed to assist the dealer in the game of "blackjack". The Company is the successor of a partnership known as Sharps International, ("Sharps") which was formed in April 1994, and whose principal business activity was the development of an electronic card shuffler. Pursuant to a funding agreement dated January 15, 1996, the partners of Sharps received shares of the Company's common stock on a pro rata basis in exchange for their partnership interests. The assets and liabilities of Sharps have been carried forward at their historical basis. Additional shares were issued to partners of the Sines-Forte general partnership ("Sines") in exchange for the assets of Sines. Such assets consisted of certain intellectual property rights for products, which the Company plans to exploit. The transaction was accounted for as a reorganization of partnerships into corporate form. The foregoing financial statements present the operations of the Company and the partnerships from their inception, since the partnership interests of Sharps and Sines are vested in the same individuals. Values assigned to the acquired intellectual property rights were limited to professional fees paid for patents and trademarks. During 1998, Sines and Forte, in separate transactions, sold to the Company and others all Company stock, stock options and license rights and as of January 15, 1999, have no ongoing financial relationship with the Company (see Note 8).


         SIGNIFICANT ACCOUNTING POLICIES

         Estimates
         ---------

         The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

         Inventory
         ---------

         Inventory is stated at the lower of cost or market using the first in, first out method. Finished goods include raw materials, direct labor and overhead. Raw materials include purchase and delivery costs. Inventory consists of the following at December 31, 1999:

          Raw material                              $     939,582
          Work in progress                                487,634
          Finished goods                                  214,977
                                                    --------------
                                                    $   1,642,195

      A portion of the Company's inventory is pledged as collateral for leases as described in Note 4.

      Property and equipment
      ----------------------

      Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of repairs and maintenance is charged to operations as incurred, and significant renewals or betterments are capitalized.

         Useful lives for property and equipment are as follows:

         Office equipment                                    5 years
         Computer software                                   5 years
         Tooling                                             3 years
         Leasehold improvements                              5 years


         Intangible assets
         -----------------

         The Company has applied for patents for certain of its products. Patent and trademark costs aggregating $266,312 are amortized using the straight-line method over a period of ten years beginning in 1997. Amortization for the years ended December 31, 1999 and 1998 amounted to $21,620 and $17,995, respectively.

         Organization costs aggregating $6,395 are amortized using the straight-line method over a period of five years and are stated net of accumulated amortization of $5,115 at December 31, 1999, and amortization expense in each of the three years then ended amounted to $1,279.

         The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset, and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the 1999 and 1998 fiscal years.

         Earnings per Share (Basic and Diluted)
         --------------------------------------

         Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options, warrants and convertible debt. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.

         Loss per Share
         --------------

         The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to the existence of operating losses.

         Revenue recognition
         -------------------

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

         Statement of cash flow information
         ----------------------------------

         Cash and cash equivalents consist of cash and other highly liquid debt instruments with a maturity of less than three months. Cash paid for interest expense amounted to $767,850, and $181,491 for the years ended December 31, 1999 and 1998, respectively. No cash was paid for income taxes during any period presented.

         Fair value of financial instruments
         -----------------------------------

         The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and accounts payable and accruals. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable trade. During the year, the Company maintained cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.

         Advertising
         -----------

         Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $398,050 and $75,680 for the years ended December 31, 1999 and 1998, respectively.

         Stock-based Compensation
         ------------------------

         The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation, beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided in Note 7 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

         New accounting pronouncements
         -----------------------------

         SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification of financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expensed as incurred.

         Effective January 1, 1998, the Company adopted SOP 98-1. Costs capitalized by the Company during the year ended December 31, 1998, in accordance with these guidelines were not significant.

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

NOTE 2.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31, 1999:

               Furniture and fixtures                                   438,897
               Manufacturing equipment                                  277,985
               Equipment held for rent                                1,971,200
               Tooling                                                  446,557
               Leasehold improvements                                   249,793
                                                                  --------------
                                                                  $   3,384,433
               Accumulated depreciation and
                 amortization                                           532,797
                                                                  --------------
                                                                  $   2,851,637
                                                                  ==============

         Depreciation expense charged to operations amounted to $434,832 and $103,856 for the years ended December 31, 1999 and 1998, respectively.

         The Company owns tooling used in the manufacture of certain plastic components of its shuffler product. The tooling is maintained by the independent manufacturer of such plastic components.

         Substantially all of the Company's fixed assets secure leases described in Note 4.

NOTE 3.       CONVERTIBLE DEBT AND WARRANTS

         During December 1997, and January 1998, the Company received proceeds from unsecured convertible debentures aggregating $100,000 during December 1997, and $400,000 during January 1998. The debentures bear interest at 6% per annum and were due on or before January 31, 1999. The principal amount of the debentures was convertible at the holder's option into shares of the Company's common stock at a conversion price of $2.98 per share. During May 1998, the Company reduced the conversion price of the debentures to $2.13 per share and completed the conversion of all of the outstanding debentures into 234,742 shares of restricted common stock during December 1998. Interest accrued on the convertible notes was waived by the note holders. The difference between the conversion rate of $2.13 per share and the fair value of the common stock at the conversion rate of $2.50 per share was charged to interest expense for the aggregate of shares issued in the conversion.

         The Company placed $1,900,000 in convertible debt in the first quarter of 1999. The convertible debt accrues interest at 9.5% per annum and is convertible into restricted shares of common stock after six months at $2.60 per share. Each purchaser of a $50,000 unit of convertible debt also received warrants for the purchase of 9,100 shares of common stock at $3.00 per share. In May 1999, pursuant to notices distributed by the Company to holders of the Company's 9.5% Convertible Notes Due 2004 (the "Convertible Notes"), the Company offered to provide a one-time two week window that expired on May 31, 1999, for the early conversion of the Convertible Notes into shares of common stock at the stated conversion rate of $2.60 per share. Pursuant to their terms, the Convertible Notes may be converted beginning on the later of six (6) months from the date of issuance or September 1, 1999.

         Concurrently, and pursuant to notices distributed by the Company to holders of the Company's Class E Warrants, the Company issued a voluntary call of the Class E Warrants to expire on May 31, 1999, at the stated exercise price of $3.00 per share. In exchange for the conversion of the Convertible Notes and the exercise of the Class E Warrants, the Company offered to issue an additional set of warrants equal to the number of and on similar terms and conditions as the Class E Warrants exercised.

         At the expiration of the conversion window and call period, holders of the Convertible Notes converted $400,000 of Convertible Notes into 153,843 shares of common stock and exercised 72,800 Class E Warrants into 72,800 shares of common stock for an aggregate of 226,643 shares of common stock. In exchange for the conversion and exercise, the Company issued 72,800 warrants to the persons who converted their Convertible Notes and exercised their Class E Warrants. As a result, $1,500,000 of the Convertible Notes and 273,000 of the Class E Warrants issued to holders of the Convertible Notes remain outstanding. Through the conversion of the Convertible Notes and the exercise of the Class E Warrants, the Company converted $400,000 of indebtedness into common stock and received proceeds of $218,400. The Company used such proceeds for general working capital purposes.

NOTE 4.       LEASES PAYABLE

         During 1999, 1998 and 1997 the Company entered into financing type lease transactions (capital leases) with leasing companies whereby the Company leased or sold and leased back from the lessor all of its furniture and equipment, tooling and substantially all of its finished goods inventory.

       Scheduled maturities of the obligations as of December 31, 1999 are as follows:

                      Year                                           Amount
                      ----                                        --------------
           2000                                                   $   1,503,186
           2001                                                       1,264,757
           2002                                                       1,322,127
           2003                                                         282,066
           2004                                                          13,531
                                                                  --------------
           Minimum future lease payments                              4,385,667
           Less interest component                                     (795,350)
                                                                  --------------
           Present value of future net
             minimum lease payments                                   3,590,317
                                                                  --------------
           Less current portion                                      (1,117,315)
           Due after one year                                     $   2,473,002

     Property recorded under capital leases includes the following as of December 31, 1999:

           Capitalized leased equipment                           $   1,124,634
           Shuffler and "Fantasy 21(TM)" machines, at cost
           Furniture and equipment                                      266,130
           Tooling                                                      271,500
                                                                  --------------
                                                                      1,662,264
           Less accumulated depreciation                               (328,617)
                                                                  --------------
           Total assets subject to capital leases                     1,333,647

         The leases contain provisions for mandatory buy back of the inventory and equipment at the end of the initial terms of the leases. The future minimum lease payments scheduled above include the buy out provisions due at the end of each lease term. The net present value of the buy out provisions, $567,906 as of December 31, 1999, has been included in other assets and represents additional interest on the leases which will be amortized to interest expense during the remaining lease terms.

NOTE 5.       STOCKHOLDER LOANS

         During the years ended December 31, 1999, 1998 and 1997, stockholders who were also directors of the Company made advances to the Company for working capital purposes. The balance payable by the Company was $295,407 at December 31, 1999, including accrued interest of $2,338. One of the Company's principal stockholders had outstanding advances to the Company aggregating $1,235,000 at December 31, 1998. In May 1999, $999,999 of this aggregate amount plus accrued interest was converted to common stock at a rate of $2.60. The remaining balance at December 31, 1999 of $295,407 is to be repaid in monthly installments of $10,790 with an interest rate of 9.5%.

         The Company's major stockholder made additional advances during 1996 in the amount of $250,000. The advances provided for repayment by December 31, 1997, or upon default, at the option of the stockholder, by the issuance of the Company's common stock at a conversion rate of $0.82 per share. The difference between this amount and the fair value of the stock at the date of the loan ($1.50) was recorded as deferred interest during 1996 with a corresponding credit to paid-in capital. The deferred interest ($186,000) was amortized as interest expense through December 31, 1997. At December 31, 1997, the stockholder exercised his conversion rights and the Company has recorded the issuance of 339,304 shares of its restricted common stock for the conversion of the loan plus accrued interest. The conversion of the accrued interest of $28,230 at $0.82 per share has resulted in a provision of additional interest of $11,705 to increase the value of the stock issued to fair market value of $2.50 per share.

         At December 31, 1997, the Company had outstanding advances to two officers or stockholders aggregating $312,972. One of the advances amounting to $152,964 due to Sines was cancelled with no continuing repayment obligation by the Company as a result of a private transaction between Sines and a group which included the Company's principal stockholder. The cancellation of the indebtedness was accounted for by the Company as a contribution to capital.

         The second advance ($135,047 unpaid at August 31, 1998) which was due to Forte was discharged in connection with the purchase by the Company of all Forte shares, options and intellectual property rights as described in Note 8.

         Another stockholder made a loan of $60,000 at 9.5% interest to the Company in May 1996. The Note terms included conversion rights at $1.00 per share. The stockholder elected to convert a portion of the loan to 45,122 shares of common stock in March 1997. The conversion was recorded by the Company at $1.50 per share, the market value at the date of conversion. The balance of the loan was paid in full during March 1997.

         During the year ended December 31, 1997, the principal stockholder made additional advances to the Company aggregating $120,000 which are due on demand and bear interest at 9.5% per annum. The Company made cash payments of principal ($18,866) and interest ($37,563) against advances from two other stockholders during the year ended December 31, 1997. Additionally, a director of the Company made $100,000 in advances to the Company during the year ended December 31, 1998. The advances plus $2,395 in accrued interest were converted into 40,958 shares of the Company's common stock at a conversion price of $2.50 per share during December 1998.

NOTE 6.       STOCKHOLDERS' EQUITY

         During the periods covered by these financial statements, the Company issued certain of its securities in reliance upon an exemption from registration with the Securities and Exchange Commission. Although the Company believes that the sales did not involve a public offering and that it did comply with the exemptions from registration, it could be liable for rescission of said sales if such exemption was found not to apply. During 1998, the Company began a public offering of its common stock.

         The Company has not received a request for rescission of shares, nor does it believe that it is probable that its stockholders would pursue rescission or prevail if such action were undertaken.

         Upon formation of the corporation (September 21, 1995), the Company issued 2,513,000 shares of its $.001 par value common stock to the partners of Sharps on a pro rata basis in exchange for their respective partnership interests and issued 1,262,000 shares to the partners of Sines for intellectual property rights as described in Note 1.

         During October 1995, the Company sold 130,000 shares of its common stock to a limited group of investors for cash at $1.00 per share.

         During July 1996, the Company entered into a one year consulting agreement with an entity whereby the entity would provide to the Company financial consulting services. Pursuant to the agreement, the entity agreed to assist the Company in preparing a private placement memorandum to obtain equity financing of a minimum amount of $450,000 and to assist the Company in completing the offering.

         In exchange for these services, the Company agreed to pay $45,000 in cash and to issue 100,000 shares of its $.001 par value common stock valued at $150,000. The Company also granted the consultant an option to purchase 50,000 shares of common stock at $1.50 for a two year period. During February 1997, the Company issued an additional 100,000 shares and granted options to purchase an additional 50,000 shares of common stock at $1.50 to the consultant for a one year extension of the contract. The shares were valued at $150,000. The 100,000 options to purchase common stock were converted to common stock purchase warrants during June 1997. The Company has not recorded compensation expense with respect to the replacement warrants as the terms and conditions of the warrants, including the expiration date, are identical to those of the original options. The replacement warrants were exercised during October 1997. Additionally, in 1996, the Company issued 75,000 shares of its $.001 par value common stock valued at $112,500 to other unrelated individuals for consulting services provided to the Company.

         During July 1996, the Company authorized the issuance of 200,000 each of A, B, and 250,000 of C stock purchase warrants exercisable as follows:

         $ 4.00 plus one A warrant for each share of common stock
         $ 6.00 plus one B warrant for each share of common stock
         $ 8.00 plus one C warrant for each share of common stock

         The warrants are exercisable for a period of 48 months from the date of issue and are callable with 30 days notice at a price of $.001 per warrant. During September 1998, the Company's Board of Directors approved calls on the B and C warrants, and the Company completed the warrant calls prior to December 31, 1998. Additionally, the exercise price of the A warrants was reduced to $3.75 per share.

         During March 1996, the Company began offering shares of its common stock at $1.50 per share pursuant to a private placement. Through December 31, 1996, the Company issued 491,510 shares of common stock to private investors for net cash proceeds aggregating $737,265.

         Additionally, during 1996, the Company issued an aggregate of 240,000 shares (including the consulting shares described above) to consultants and others. The shares were valued at fair value of $1.50 per share.

         During September 1996, the Company agreed to issue 327,000 shares of its common stock to its principal stockholder in exchange for conversion of $150,000 of cash advanced to the Company during 1996. The excess of the fair value of the stock at $1.50 per share over the loan amount was charged to interest expense - related parties.

         During the period ended December 31, 1997, the Company issued 677,006 shares of its common stock for cash aggregating $1,015,510 ($1.50 per share) in connection with the continuation of its private sale of common stock and the exercise of common stock warrants. One hundred seventy seven thousand of the shares were issued in June and October 1997, and were valued at $2.50 per share, as the timing of their issuance was considered to be contemporaneous with the Company's decision to offer its common stock to the public at that price. The Company recorded compensation expenses of $1.00 per share for these shares. Additionally, the Company issued 155,000 shares of common stock to consultants and others for services valued at $232,500 ($1.50 per share) and issued 45,122 shares for the conversion of debt of $45,122 to related parties pursuant to conversion provisions included in the debt instruments. The difference between the conversion price for the debt ($1.00 per share) and the fair value of the shares issued at the conversion date in April 1997 ($1.50 per share) has been charged to interest expense. The shares issued for services were for consulting and advertising services to be provided to the Company during 1997 and 1998. The unamortized amount of the services amounted to $81,500 at December 31, 1997, and is included in the caption "Unpaid Stock Subscriptions." This amount is offset by the value of common stock subscribed for in exchange for services during April 1997 ($15,000) for engineering services fully provided to the Company at December 31, 1997.

         During the period ended December 31, 1998, the Company issued 929,234 shares of its common stock for cash aggregating $2,202,270 ($2.50 per share) after direct offering expenses of $120,815 in connection with a public sale of common stock. Additionally, the Company issued 142,500 shares of common stock to consultants and others for services and other consideration valued at $356,250 ($2.50 per share). A portion of the shares issued for services were for consulting and advertising services to be provided to the Company during 1999. The unamortized amount of the services amounted to $125,000 at December 31, 1998, and is included in the caption "Unpaid Stock Subscriptions." During the year ended December 31, 1998, the Company issued 88,716 shares for the conversion of debt of $88,716 to unrelated parties pursuant to conversion provisions included in the debt instruments. The difference between the conversion price for the debt ($1.00 per share) and the fair value of the shares issued at the conversion dates ($2.50 per share) has been charged to interest expense. Additionally, the Company issued 234,742 shares of its common stock for the conversion of debentures as described in Note 3, converted $102,395 of stockholder loans and accrued interest into 40,958 shares of common stock.

         Additionally, during the year ended December 31, 1998, the Company issued to two key employees, in recognition of services performed, options to purchase 300,000 shares of the Company's common stock at an exercise price of $1.50 per share. The difference between the exercise price and the fair value of the stock at the vesting date which signified the completion of the services approved by the Company's Board of Directors ($2.50 per share) was charged to compensation expense.

         During the year ended December 31, 1998, the Company completed the purchase of the Forte assets as described in Note 8. Among the assets were 848,682 shares of the Company's common stock with an ascribed value of $1,115,586. This amount has been charged to paid in capital as it is the Company's intent to retire the shares.

         During the first quarter of 1999, the Company issued 527,780 shares of its common stock for cash aggregating $1,211,772 ($2.50 per share) after direct offering expenses of $107,678 in connection with a public sale of common stock. On April 30, 1999, through an agreement dated March 24, 1999, the Company rescinded the sale of 200,000 shares issued in a public sale and returned $450,000 to the stockholder.

         CONVERSION OF CONVERTIBLE NOTES; VOLUNTARY CALL OF CLASS E WARRANTS. In May 1999, pursuant to notices distributed by the Company to holders of the Company's 9.5% Convertible Notes Due 2004 (the "Convertible Notes"), the Company offered to provide a one-time two week window that expired on May 31, 1999, for the early conversion of the Convertible Notes into shares of common stock at the stated conversion rate of $2.60 per share. Pursuant to their terms, the Convertible Notes may be converted beginning on the later of six (6) months from the date of issuance or September 1, 1999. Concurrently, and pursuant to notices distributed by the Company to holders of the Company's Class E Warrants, the

Company issued a voluntary call of the Class E Warrants to expire on May 31, 1999 at the stated exercise price of $3.00 per share. In exchange for the conversion of the Convertible Notes and the exercise of the Class E Warrants, the Company offered to issue an additional set of warrants equal to the number of and on similar terms and conditions as the Class E Warrants exercised.

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

         CONVERSION OF OUTSTANDING INDEBTEDNESS. In May 1999, the Company and the Richard S. Huson Revocable Trust U/T/A dated 09/04/98 (the "Trust"), of which Richard S. Huson, a former director and principal stockholder of the Company, was a co-trustee, entered into a subscription agreement whereby the Trust agreed to convert a certain portion of indebtedness owed by the Company to the Trust in exchange for shares of common stock at a conversion rate of $2.60 per share. Pursuant to the terms of the subscription agreement, the Trust converted $999,999 of outstanding indebtedness into 384,615 shares of common stock and received a replacement promissory note for the balance of the indebtedness outstanding.

         PRIVATE PLACEMENTS. In May 1999, the Company entered into a subscription agreement with a stockholder of the Company whereby the stockholder agreed to purchase 2,000,000 shares of the Company's common stock for $2.60 per share for an aggregate subscription amount of $5,200,000. Pursuant to the terms of the subscription agreement, the stockholder delivered $1,300,000 upon execution of the subscription agreement and agreed to pay the balance of $3,900,000 in no more than three equal installments of not less than $1,300,000, by July 10, 1999. The Company received the payment of the balance of $3,900,000 prior to July 10, 1999.

         On September 22, 1999, the Company entered into subscription agreements with certain current stockholders of the Company whereby the stockholders agreed to purchase 1,000,000 shares of the Company's common stock for $2.60 per share for an aggregate subscription amount of $2,600,000. Of the 1,000,000 shares purchased, three directors of the Company purchased an aggregate of 140,000 shares, and Mr. Crabbe's trust purchased 860,000 shares.

         On December 29, 1999, a member of the Board of Directors exercised 40,000 options to purchase common stock from the Company for $2.50 per share for an aggregate amount of $100,000.

         The Company has an aggregate of 320,000 options to purchase common stock at $1.00 per share, 500,000 options to purchase common stock at $1.50 per share, and 275,500 options to purchase common stock at $2.50 per share and 66,000 options to purchase common stock at $2.60 outstanding at December 31, 1999.

         The following is a summary of transactions involving stock options:

                                                    Range of             Average
                                   Shares        Exercise Prices          Price
                           -----------------------------------------------------
Balance           12/31/95               -

Granted                            320,000            $1.00               $1.00
Balance           12/31/96         320,000            $1.00               $1.00

Granted                            200,000            $1.50               $1.50
Balance           12/31/97         520,000        $1.00 - $1.50           $1.19

Granted                            330,000        $1.50 - $2.50           $1.59
Balance           12/31/98         850,000        $1.00 - $2.50           $1.35

Granted                            467,333        $2.50 - $2.60           $2.52
Canceled                           103,833            $2.50               $2.50
Exercised                           40,000            $2.50               $2.50
Balance           12/31/99       1,173,500        $1.00 - $2.60           $1.67


         The weighted average fair value at the date of grant for options granted during 1999 and 1998 as described above was $0.50 per option in 1999 and $0.30 per option in 1998 (after recording the additional compensation attributed to options issued at $1.50 as described above). The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

                                                       1999            1998
                                                  --------------  --------------

               Market value                        $2.50 & 2.60       $2.50
               Expected life in years                    3            2 - 5
               Interest rate                            7%         6.5% - 6.2%
               Volatility                              10%             10%
               Dividend yield                         0.00%           0.00%

         Stock based compensation costs would have increased pretax losses by $161,703 ($0.02 per share) and $99,796 ($0.02 per share) in 1999 and 1998, respectively, if the fair value of the options granted during those years had been recognized as compensation expense.

NOTE 7.       INCOME TAXES

         Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences which are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset resulting from the net operating loss ("NOL")carryforward described below has been fully reserved.

         The Company has fully reserved approximately $5,304,715 for the asset related to the portion of the loss carryforward which more likely than not will not be utilized in future years. To date, the Company has operated as a start-up operation, and no tax liabilities exist to utilize the NOL carryover.

         At December 31, 1999, the Company had net operating loss carryforwards aggregating approximately $15,602,104, which expire as follows:

              2010:   $   172,303
              2011:   $ 1,721,318
              2012:   $ 2,534,394
              2013:   $ 3,040,719
              2014:   $ 8,133,370

         The principal difference between the Company's book operating losses and income tax operating losses results from the issuance of common stock during 1996, 1997 and 1988 for services, interest and options to purchase common stock at less than fair market value in exchange for debt conversion rights and other services.

NOTE 8.       RELATED PARTY TRANSACTIONS

         Certain previous directors/officers of the Company (Sines and Forte) who were partners of Sines-Forte partnership retained a 3% royalty interest in the gross margin earned from the sale of products covered by the intellectual property described in Note 1. During the year ended December 31, 1998, the Company severed its relationship with the directors/officers in separate transactions. The Company entered into this transaction to disassociate itself from Forte, whose prior acts had caused unreasonable delay in the Company's ability to obtain approval of its business activities by the Nevada Board. As part of this transaction, the Company repurchased the shares of common stock, among other things, from a former employee, director and stockholder (Forte) of the Company, and the Company executed a promissory note in the original principal amount of $2,351,705. The promissory note dated December 3, 1998, had an interest rate of 6.5% during the first year and 8% thereafter and was amortized over a ten-year schedule with payments of interest only during the first year, payable on the six-month and twelve-month anniversary of the promissory note and payments of principal and interest thereafter on a monthly basis. Through a letter agreement, the Company negotiated the cancellation of the promissory note, as well as the cancellation of the security for the promissory note, and the cancellation of a separate note for $135,047 in exchange for three payments in the aggregate amount of $1,250,000, $500,000 on December 7, 1998, $500,000 on December 28, 1998, and $250,000 on January 15,
1999. On January 15, 1999, the Company made the last payment and cancelled the promissory note. Also during 1998, Sines entered into a similar transaction to sell all of his Company assets: 885,560 shares of common stock (including 470,851 shares with restrictions imposed by the State of California Department of Corporations, 326,153 shares restricted by agreement and under Rule 144 and 88,556 registered shares); options to buy 20,000 shares of stock at $1.50; options to buy 175,000 shares from Huson for $150,000; Note Payable from the Company for $150,000 plus interest, warrants and royalties. Certain members of the Board of Directors and associates purchased the Sines shares and agreed to the cancellation of all debt, options and warrants in favor of the Company.

         The Company paid an aggregate of $71,210 in 1997 and $20,479 in 1996 to a company controlled by one of its officers for administrative services provided to the Company. At December 31, 1998, the Company had an aggregate balance due to this now former officer and the company of $13,234.

         During June 1998, the Company entered into a personal service agreement with an officer which provided for aggregate monthly compensation of $12,500 per month through December 31, 1998, and $18,500 per month during 1999. The agreement had a term of eighteen months and included stock option bonus provisions based upon the Company's attainment of certain corporate goals for 1998 and a stock option grant that vested to the officer at the contract date. The Company's Board of Directors approved the bonus stock option effective in November 1998. Options to purchase up to 200,000 shares of common stock at $1.50 per share were granted pursuant to the agreement. The Company recorded compensation expense related to the options granted for the excess of the fair value of the underlying common stock at the grant date ($2.50 per share) over the exercise price of $1.50 per share during the year ended December 31, 1998.

         In August, 1999, the Company issued a new agreement with the above mentioned officer effective January 1, 2000 to December 31, 2002. The agreement provides monthly compensation of $23,500 through December 31, 2000, upon which time the compensation is to be renegotiated. The agreement provides that 100,000 options (exercisable at a price of $2.50 per share) be granted upon the effective date of the agreement. The Company recorded compensation expense related to the options granted for the excess of the fair value of the underlying common stock at the grant date ($2.60 per share) over the exercise price of $2.50 per share during January 2000. The agreement also provide for the granting of 100,000 options ($2.50 per share) for each year (2000, 2001, 2002) based upon the Company meeting its goals provided by the Board of Directors.

         CONVERSION OF OUTSTANDING INDEBTEDNESS. In May 1999, the Company and the Richard S. Huson Revocable Trust U/T/A dated 09/04/98 (the "Trust"), of which Richard S. Huson, a former director and principal stockholder of the Company, was co-trustee, entered into a subscription agreement whereby the Trust agreed to convert a certain portion of indebtedness owed by the Company to the Trust in exchange for shares of common stock at a conversion rate of $2.60 per share. Pursuant to the terms of the subscription agreement, the Trust converted $999,999 of outstanding indebtedness into 384,615 shares of common stock and received a replacement promissory note for the balance of the outstanding indebtedness.

         PRIVATE PLACEMENT OF COMMON STOCK. In May 1999, the Company entered into a subscription agreement with a stockholder of the Company whereby the stockholder agreed to purchase 2,000,000 shares of the Company's common stock for $2.60 per share for an aggregate subscription amount of $5,200,000. Pursuant to the terms of the subscription agreement, the stockholder delivered $1,300,000 upon execution of the subscription agreement and agreed to pay the balance of $3,900,000, in no more than three equal installments of not less than $1,300,000 by July 10, 1999. The Company received the payment of the balance of $3,900,000 prior to July 10, 1999. The Company used the proceeds from this private placement for general working capital purposes.

         On September 22, 1999, the Company entered into subscription agreements with certain stockholders of the Company whereby the stockholders agreed to purchase 1,000,000 shares of the Company's common stock for $2.60 per share for an aggregate subscription amount of $2,600,000. Of the 1,000,000 shares purchased, three directors of the Company purchased an aggregate of 140,000 shares and Mr. Crabbe's trust purchased 860,000 shares. The Company used the proceeds from the private placement for working capital purposes.

         At December 31, 1999, the Company had a note payable to a stockholder in the amount of $295,407. Also, in 1999, the Company entered into equity transactions with current stockholders, see note 6.

NOTE 9.       COMMITMENTS AND CONTINGENCIES

         During 1997, the Company contracted for the production of tooling for certain plastic parts utilized in the manufacture of the Shuffler by an independent design and manufacturing company. The Company made payments of $271,500 for the tooling and has prepaid $40,000 as an advance against an open purchase order with the manufacturer. The purchase order required the Company to purchase an aggregate of $486,000 of the plastic parts through May 1999. As of December 31, 1998, the manufacturer had not indicated that it will demand delivery to the Company of the unfilled purchase commitment and has continued to deliver parts to meet the Company's manufacturing requirements. To date, the Company has purchased an aggregate of $116,344 from the manufacturer.

         During October 1997, the Company entered into a license agreement whereby the Company will develop and market an electronically identified coin collection box for use with coin operated gaming devices. The agreement provides for payments to the licensor for use of certain intellectual property associated with the project as follows:

         1999 Minimum royalties                  $64,000
         2000 Minimum royalties                  $75,000
         Thereafter                              $150,000

         Minimum royalties that would have been due for the year ended December 31, 1998 have been waived by the licensor. Royalties are to be based on a rate of $7.50 per unit sold that incorporates the licensed technology. The Company made $20,000 of note payments to the licensor in 1997, which amount has been charged to research and development expense. During 1998, the Company made additional note payments of $30,000 and discharged the remaining $50,000 of the note balance and accrued interest of $1,250 by issuing 20,500 shares of common stock to the note holder. The Company has charged the aggregate amount of the note payments ($80,000) to research and development expenses during 1998. The Company has the right to terminate the agreement upon sixty days written notice to the licensor should it determine that the technology may be unpatentable or that the licensed products are uneconomical. The patent application was filed for this product during 1996, and notice of patent issuance was dated February 8, 1999.



         BUILDING LEASE. In September 1999, the Company agreed to lease, beginning November 1999, from the Company's then current landlord, a new building containing approximately 58,000 square feet. Under the terms of the lease agreement, the Company will be relieved from all obligations under its pre-existing lease agreement with the landlord on the earlier of December 1, 2000, or the date upon which an assignment of the former leased premises lease agreement becomes effective. The term under the new lease agreement is for 86 months with one (1) option to extend for a five-year period. The new lease agreement provides for no rent for the first seven (7) months of the lease. Base monthly rent during months eight (8) through twenty-six (26) shall be $42,968, and during months twenty-seven (27) through eighty-six (86), base monthly rent shall be $42,968 per month plus an annual Consumer Price Index increase not to exceed 3% per annum. The other material terms of the lease agreement are substantially similar to those of the Company's pre-existing lease agreement. The Company expects the new facility to be adequate for its facility requirements for the foreseeable future. The Company also leases four office locations in Idaho, Washington, Mississippi and Michigan. The monthly rent attributed for these locations is $1,200, $1,245, $1,200 and $1,200 respectively. Rent expense was $188,156 and $57,320 for the years ended December 31, 1999 and 1998, respectively.

         The Company also leases certain office equipment under non-cancelable operating leases having monthly rentals of $5,697.

         Future minimum rentals, including escalation provisions, under the leases are as follows:

         2000                $417,632
         2001                $587,577
         2002                $560,574
         2003                $543,684
         2004                $515,616
         Thereafter        $1,246,072

         The Company has granted joint exclusive licenses to two entities for marketing rights to one of its products which provide for royalty payments to the Company of $0.04 and $0.075 per unit sold. Amounts paid pursuant to the licenses have not been material.

         The Company's primary business activity since its inception has been the completion of research and development for its electronic shuffling machine. Substantially all of the costs associated with this research and development through December 31, 1996, had been paid to an engineering and design company whose then principal stockholder was a member of the Company's Board of Directors. A prototype shuffling machine was delivered to the Company during 1996.

         The Company believes that it has fulfilled its contractual obligations to the design company and retained the services of another company for refinements to the prototype and commencement of manufacture of the device. Manufacture of the device began during September 1997. During March 1998, the Company took over control of all product development and the manufacture of all of its products.

NOTE 10.      SUPPLEMENTAL STATEMENT OF OPERATIONS INFORMATION

      During the years ended January 31, 1999 and 1998, the Company incurred $3,569,854 and $2,664,815 of general and administrative expenses respectively, the components of which are as follows:

                                                       1999            1998

      Salaries and related costs                  $   1,407,184   $     947,318
      Consulting services                                15,870         268,345
      Advertising / Marketing                           398,051          75,680
      Travel / Entertainment                            408,326         194,952
      Gaming Industry shows                             342,207         140,892
      Rent                                               80,210         332,544
      Legal Expense                                     304,813         135,431

      Depreciation & amortization                       434,832         123,128
      Amortization-Deferred Interest                    158,328               -
      Commissions                                             -          53,012
      Stockholder Expense                                     -          64,044
      Printing                                                -          80,116
      Other Expenses                                     20,033         249,353
                                                  ==============  ==============

                                                  $   3,569,854   $   2,664,815

NOTE 11.      SUBSEQUENT EVENTS

       On February 11, 2000, the Company terminated its relationship with Timpano Gaming, Inc., on terms mutually acceptable to both parties, for the distribution of the Wild Jackpot Poker and Twin Baccarat table games. In addition, on February 18, 2000, the Company terminated its relationship with T&P Gaming, Inc. for the distribution of the Wild Hold `em Fold `em table game and also accepted therewith a buy out from Bonus Blackjack, Inc. for the Company's rights in relation to the Bonus Blackjack table game. The reduction of the table game business from the Company's portfolio will allow it to focus its efforts on the Random Ejection Shuffler(TM) and SecureDrop(TM) Slot Accounting Systems. The Company's remaining table games are Fantasy 21(TM) and Danny's Jackpot Dice.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         INFORMATION CONCERNING THE BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

         The Board of Directors presently consists of six persons. The Company's Bylaws provide for a Board of Directors consisting of one to nine persons who are elected for a term of one year. At the Company's Annual Meeting of Stockholders scheduled for July 2000, the Company's stockholders will vote upon matters, including, but not limited to, the election of the members of the Board of Directors. The terms of directors Jill Bayless and Jamie McKee will expire in 2000.

         The following information is furnished with respect to each member of the Board of Directors and the Company's executive officers who are not directors. There are no family relationships between or among any directors or executive officers of the Company.

         DIRECTORS

                            DIRECTOR
       NAME          AGE     SINCE          POSITION          DIRECTOR CATEGORY
       ----          ---     -----          --------          -----------------

Jill Bayless         51      1999    Director                        C(3)

Steven J. Blad       48      1998    Chief Executive Officer,        B(2)
                                     President and Director

Richard S. Jaslow    54      1999    Director                        B(2)

Ronald O. Keil       67      1998    Director                        B(2)

Jamie McKee          41      1998    Director                        C(3)

Bob L. Smith         62      1998    Chairman of the Board           A(1)

--------------------------------
(1) The term of Category A directors expire in 2002. (2) The term of Category B directors expire in 2001. (3) The term of Category C directors expire in 2000.

         JILL BAYLESS.   Ms. Bayless has been a member of the Board of Directors
since April 1999. From July 1977 to August 1989, Ms. Bayless was the Human Resources Manager at Purdy Corporation. Currently, Ms. Bayless is the President and owner of North Pacific, LLC, a consulting company. She graduated from Portland State University in 1972.

         STEVEN J. BLAD.   Mr. Blad was President and Chief Executive Officer of
Flagship Games International from 1987 to July 1991. From July 1991 to September 1994, Mr. Blad was a consultant for Marketing and Gaming in Atlanta, Georgia. From October 1994 to September 1996, Mr. Blad was a consultant for Spintek Gaming Technologies. Mr. Blad joined the Company in October 1996 as Vice President of Sales and Marketing until April 30, 1997, when he was named President of the Company. Mr. Blad served in that position until May 27, 1998, when he became Chief Executive Officer, President and Director of the Company. Mr. Blad received a Bachelor of Arts degree in 1973 from Carson Newman. He obtained a Masters of Arts degree in 1975 from Southern Baptist Graduate School. From 1975 to 1976, Mr. Blad attended additional graduate studies at the University of Alabama.

         RICHARD S. JASLOW.   Dr. Jaslow has been a member of the Board of
Directors since April 1999. Since 1978, Dr. Jaslow has been in private practice as an orthopedic surgeon. He graduated from Tufts University in 1968, from Tufts University Medical School in 1972, and completed his orthopedic residency at White Memorial Medical Center in 1978.

         RONALD O. KEIL.   Mr. Keil has been a member of the Board of Directors
since October 1998. Since July 1990, Mr. Keil and his son, Rick, own and operate two supermarkets located in San Diego, California. From March 1995 to June 1998, Mr. Keil was Managing Partner of RJL Properties, Inc. that owned and operated four hotels and a mini-storage facility. In addition, Mr. Keil owned a 142-room Holiday Inn located at Idaho Falls, Idaho from October 1993 to January 1998. From August 1987 to May 1997, Mr. Keil served as Chairman of the Board of Directors of Drypers Corporation, a diaper manufacturing company. From January 1960 to March 1985, Mr. Keil owned and operated Keil's Food Stores, a regional chain of supermarkets located in Washington and Oregon. Mr. Keil is a founder and director of the Bank of Clark County, Oregon. Mr. Keil earned a Bachelor of Science degree in Business Administration from Lewis and Clark College and has completed graduate work towards an MBA from the University of Oregon.

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

         BOB L. SMITH.   Mr. Smith has been a member of the Board of Directors
since May 1998 and Chairman of the Board since April 29, 1999. Mr. Smith also serves as Chairman of the Board of Directors and Chief Executive Officer of VIP's Industries, a company co-founded by Mr. Smith in 1968 that oversees restaurant, hotel and real estate development in five Western states. In 1966, he started the Bob L. Smith Real Estate Company, concentrating on real estate and development in Oregon, Washington and Northern California. From 1962 through 1965, Mr. Smith was Real Estate Analyst and Marketing Supervisor with the American Oil Company. Mr. Smith currently serves on the Boards of Directors of Centennial Bank, Regency of Oregon (formerly Blue Cross and Blue Shield of Oregon), The Crabbe-Huson Funds, Inc., an investment management company, and Flying J. Inc., an integrated oil company. Mr. Smith received a Bachelor of Science degree in Business Administration from the University of Oregon in 1962.

         NON-DIRECTOR EXECUTIVE OFFICERS

         STACIE L. BROWN.   Ms. Brown joined the Company in July 1999 as
corporate counsel. Previously, she was in private practice with Dickerson, Dickerson, Consul & Pocker in Las Vegas, Nevada, from 1995-1999. Ms. Brown was admitted to the State Bar of Nevada in 1995, and to the District of Columbia Bar in 1998. Ms Brown is admitted to practice before the U.S. District Court, District of Nevada, the U.S. Courts of Appeal for the Ninth and District of Columbia Circuits and the United States Supreme Court. Ms. Brown earned her juris doctor from the University of Michigan School of Law in 1995 and received a Bachelor of Arts degree in 1992 from Ball State University with a triple major in French, Political Science and Telecommunications.

         MICHAEL C. MCDONALD.   Mr. McDonald has been the Chief Financial
Officer for the Company since December 9, 1999. Mr. McDonald had been the Company's controller since August 1999. Mr. McDonald has a Master of Business Administration from the University of Utah (1993) and holds a Bachelor of Science in Accounting from Brigham Young University (1992). Mr. McDonald is a Certified Public Accountant in the State of Texas (since 1994) and in the State of Nevada (since 1995). Mr. McDonald is also a member of the American Institute of Certified Public Accountants and the Nevada Society of Certified Public Accountants. Mr. McDonald began his career working with Arthur Andersen and then upon moving to Las Vegas, Deloitte & Touche. Prior to working for the Company, Mr. McDonald was the controller for two of his clients, Wells Cargo and Serrot Corporation, a construction company and manufacturing company, respectively.

         ADDITIONAL OFFICERS AND EMPLOYEES

         WILLIAM E. O'HARA, JR. Mr. O'Hara has been Senior Vice President of the Company since August 1998. With almost forty years of sales and business experience, Mr. O'Hara formerly held the positions of Senior Vice President, Vice President of Field Operations, Executive Director of Customer Relations and Director with Shuffle Master Gaming, Inc. During his employment with Shuffle Master Gaming, Inc., Mr. O'Hara created the sales, marketing and service divisions. Mr. O'Hara has sat on various gaming-related boards of directors, such as, the Missouri Riverboat Gaming Association and the Casino Management Association. In addition to gaming boards, Mr. O'Hara sat on the board of advisors for the Las Vegas Chamber of Commerce and the board of directors for the Las Vegas Better Business Bureau.

         DEAN BARNETT.   Mr. Barnett, Vice President of Sales since August 1998,
has over seven years of sales experience in the gaming industry. Mr. Barnett formerly held the position of National Sales Manager for Shuffle Master Gaming, Inc. Prior to his employment with Shuffle Master Gaming, Inc., Mr. Barnett worked for Bally's Las Vegas as part of a special management team focused on fraudulent player practices, such as card counting and shuffle tracking.

         COMPENSATION OF NON-EMPLOYEE DIRECTORS

         Directors' fees were $500 per quarter/meeting for 1999, and are paid to directors who are not employees of the Company. All expenses for meeting attendance or out-of-pocket expenses connected directly with their representation on the Board of Directors will be reimbursed by the Company. Directors who are employees of the Company or its subsidiaries do not receive compensation for their services as directors.

         BOARD OF DIRECTORS MEETINGS

         The Board of Directors generally meets quarterly, and in the twelve months ended December 31, 1999, the Board of Directors held six meetings. All directors attended at least 75% of the meetings held.

         COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has two standing committees, the Executive Committee, which performs the functions of a Compensation Committee, and the Audit Committee. The Board of Directors appointed Bob Smith, Jill Bayless and Steven Blad to serve on the Executive Committee. One function of the Executive Committee is to review and make recommendations to the Board of Directors with respect to the compensation of the Company's executive officers. The Board of Directors appointed Ronald O. Keil as Chairman of the Audit Committee and Jamie McKee as a member. The purpose of the Audit Committee is to review the internal controls and financial reporting of the Company.

         SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's common stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

         To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 1999, all Reporting Persons complied with all applicable filing requirements, with the following exceptions: (i) Ronald O. Keil filed a late Form 4 for the month of May 1999 on September 7, 1999; (ii) the Richard S. Huson estate filed a late Form 4 for the months of August and September 1999 on November 11, 1999; and (iii) Jill Bayless filed a late Form 4 for the month of September 1999 on October 12, 1999.

ITEM 10.      EXECUTIVE COMPENSATION

         COMPENSATION OF EXECUTIVE OFFICERS

         The following tables set forth compensation received by Steven J. Blad, the Company's Chief Executive Officer, and any other executive officers of the Company whose total compensation for the year ended December 31, 1999, exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation awarded to, earned by or paid to the Company's chief executive officer and its other most highly-compensated executive officers, if any, for services rendered in all capacities during its fiscal years ended December 31, 1999, 1998 and 1997.


                                          Annual Compensation                   Long Term Compensation
                               ------------------------------------------ ------------------------------------
                                                                                   Awards            Payouts
                                                                          ------------------------- ----------
                                                                 Other                 Securities                  All
                                                                Annual    Restricted     Under-       LTIP        Other
Name and Principal              Year     Salary      Bonus      Compen-      Stock        Lying      Payouts      Compen-
Position                                  ($)         ($)       sation     Award(s)     Options/       ($)        sation
                                                                  ($)         ($)       SARs (#)                   ($)
------------------------------ ------- ----------- ----------- ---------- ------------ ------------ ---------- -------------
Steven J. Blad,                  1999     218,363         -0-        -0-          -0-          -0-        -0-           -0-
Chief Executive Officer,         1998     102,520         -0-        -0-       10,000      200,000        -0-       91,500(1)
President and Director           1997      19,500         -0-        -0-       15,000      100,000        -0-      152,780(1)

(1) Affiliated entities of current officers and directors received compensation in the fiscal years ended December 31, 1998 and 1997: Gametek, Inc., an entity controlled by Steven J. Blad that provided sales, marketing and management consulting services to the Company, received $91,500 in 1998 and $152,780 in 1997.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         As none of the Company's named executive officers were granted any stock options during the fiscal year ended December 31, 1999, a table reflecting the same has been intentionally omitted.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

         As none of the Company's named executive officers exercised any stock options during the fiscal year ended December 31, 1999, a table reflecting the same has been intentionally omitted.

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

         As none of the Company's named executive officers received any stock options under a long-term incentive plan during the fiscal year ended December 31, 1999, a table reflecting the same has been intentionally omitted.

         EMPLOYMENT AGREEMENTS

         In August 1999, the Company entered into a new agreement with Steven J. Blad effective January 1, 2000 to December 31, 2002. The agreement provides monthly compensation of $23,500 through December 31, 2000, upon which time the compensation is to be renegotiated. The agreement provides that 100,000 options ($2.50 per share) be granted upon the effective date of the agreement. The Company recorded compensation expense related to the options granted for the excess of the fair value of the underlying common stock at the grant date ($2.60 per share) over the exercise price of $2.50 per share during January 2000. The agreement also provides for the granting of 100,000 options ($2.50 per share) for each year (2000, 2001, 2002) based upon the Company meeting its goals provided by the Board of Directors.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following is a list of the beneficial stock ownership as of January 31, 2000, of (1) all persons who beneficially owned more than 5% of the outstanding shares of the Company's common stock, (2) all directors, (3) all executive officers named in the Summary Compensation Table and (4) all officers and directors as a group at the close of business on January 31, 2000, according to record-ownership listings as of that date, and according to verifications as of January 31, 2000, which the Company solicited and received from each officer and director. The number of outstanding shares of common stock at the close of business on January 31, 2000 was 10,746,144 shares. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities and securities issuable upon the exercise of options and warrants exercisable within 60 days of the stated date.


 Title of                                                         Amount and Nature of             Percent of
  Class                          Beneficial Owner                 Beneficial Ownership (1,2)         Class(2)
  -----                          ----------------                 --------------------               -----
Common                 James E. Crabbe Revocable Trust                   6,733,214(3)                 59.1%
                       121 S.W. Morrison St., 14th Floor
                       Portland, Oregon 97204-3141

Common                 Richard S. Huson Revocable Trust                  3,065,838(4)                 28.4%
                       U/T/A dated 09/04/98
                       121 S.W. Morrison St., 14th Floor
                       Portland, Oregon 97204-3141

Common                 Steven J. Blad                                      641,316(5)                  5.8%
                       6830 Spencer Street
                       Las Vegas, Nevada 89119

Common                 Bob L. Smith                                        637,288(6)                  5.9%
                       280 Liberty Street, S.E., Suite 300
                       Salem, Oregon 97301

Common                 Richard S. Jaslow                                   485,284(7)                  4.5%
                       300 C Faunce Corner Road
                       North Dartmouth, Massachusetts 02747

Common                 Ronald O. Keil                                      313,980(8)                  2.9%
                       2904 N.E. Burton, Suite A
                       Vancouver, Washington 98661

Common                 Jill Bayless                                         55,000(9)                    *
                       2938 SW Fairmount Blvd
                       Portland, Oregon 97201

Common                 Jamie McKee                                               0                       *
                       5240 S. Eastern Avenue
                       Las Vegas, Nevada 89119

Common                 All executive officers and directors as           2,132,868(10)                18.7%
                       a group (8 persons)

--------------------------------
*   Less than one percent.
(1) Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.
(2) Includes shares issuable upon the exercise of options and warrants exercisable within 60 days of the stated date.
(3) Includes 209,300 shares issuable upon the exercise of Class A Warrants, 442,307 shares issuable upon the conversion of debt, and 2,943,117 shares of common stock held by the Richard S. Huson Revocable Trust U/T/A dated 09/04/98 for which Mr. Crabbe holds the voting power.
(4) Includes 52,721 shares issuable upon the exercise of Class A Warrants. (5) Includes 10,000 shares issued to Gametek, Inc., an entity controlled by Mr. Blad, options to purchase 400,000 shares granted by the Company, options to purchase 55,000 shares granted by Richard S. Huson, 1,216 shares issued to the spouse of Mr. Blad and 175,100 shares issued to Mr. Blad directly.

(6) Includes 33,557 shares issuable upon the exercise of Class A Warrants held by VIP's Industries, Inc., an entity controlled by Mr. Smith, 9,100 shares issuable upon the exercise of Class E Warrants held by VIP's Industries, Inc. 18,200 shares issuable upon the exercise of Class E Warrants held by Bob Smith, 55,000 shares issuable upon the exercise of Options, 176,236 shares issued to VIP's Industries, Inc., 1,000 shares issued jointly to Mr. Smith and his daughter, and 344,195 shares issued to Mr. Smith directly.
(7) Includes 18,200 shares issuable in warrants, and 217,084, 100,000, 50,000, 50,000, 50,000 shares issued directly to Richard Jaslow, Richard Jaslow IRA, Susan Jaslow (spouse), Jennifer Jaslow (daughter), and the Jennifer F. Jaslow Trust, respectively.
(8) Includes 27,300 shares issuable in warrants and 28,330 and 258,350 shares issued directly to Susan Keil (wife) and Ronald O. Keil, respectively.
(9) Includes 50,000 options from James Crabbe and 5,000 shares issued to Jill Bayless directly.
(10)Includes 106,357 shares issuable upon the exercise of Warrants and 560,000 shares issuable upon the exercise of stock options.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 1, 1997, the Company entered into a consulting agreement with Gametek, Inc. and Steven Blad, an officer of the Company. This agreement was terminated effective as of June 1, 1998 upon effectiveness of the employment agreement with Mr. Blad. See Part III. "Item 10. Executive Compensation - Employment Agreements."

         Through a purchase agreement dated September 1998, the Company agreed to purchase from Steven L. Forte, a former employee and director of the Company, and Cheryl L. Forte: (i) certain royalties from the sales of the Shuffler, Fantasy 21(TM) and the Safety-Peek Playing Card; (ii) options to purchase 20,000 shares of common stock; and (iii) 848,682 shares of common stock (the "Forte Transaction"). The Forte Transaction also involves the termination of the employment agreement with Steven Forte and the gifting of 82,000 shares of common stock by Steven and Cheryl Forte to certain individuals. As consideration, the Company executed a promissory note in favor of Steven and Cheryl Forte in the principal amount of $2,351,705 (the "Forte Note"), a security agreement in favor of Steven and Cheryl Forte granting a first security interest in the patents for the Shuffler, Fantasy 21(TM) and the Safety-Peek playing card, and a pledge agreement in favor of Steven and Cheryl Forte whereby the Company pledged the Forte Shares as security for the Forte Note. In December 1998, the Company negotiated the cancellation of the Forte Note, the security agreement and pledge agreement, as well as an unrelated pre-existing promissory note in the principal amount of $130,047.46 (the "Pre-existing Forte Note"), in exchange for $1,250,000 to be paid in three installments: $500,000 on December 7, 1998, $500,000 on December 28, 1998 and $250,000 on January 15, 1999. Upon
payment of the $1,250,000, the Company cancelled the Forte Note, the security agreement, the pledge agreement and the Pre-existing Forte Note and received a release from Steven and Cheryl Forte releasing the Company from any and all claims related, either directly or indirectly, to the Forte Transaction.

         During the years ended December 31, 1999 and 1998, Richard S. Huson, former Chairman of the Board and controlling stockholder of the Company, made loans to the Company for working capital purposes. The balances payable by the Company aggregated $295,407 at December 31, 1999, including accrued interest of $2,339. The Company executed a replacement promissory note representing the aggregate amount of advances made by Mr. Huson where the outstanding principal and interest is to be repaid at an interest rate of 9.5% per annum in monthly installments of $10,791 beginning July 1, 1999.

         CONVERSION OF OUTSTANDING INDEBTEDNESS. In May 1999, the Company and the Richard S. Huson Revocable Trust U/T/A dated 09/04/98 (the "Trust"), of which Richard S. Huson, a former director and principal stockholder of the Company, was co-trustee, entered into a subscription agreement whereby the Trust agreed to convert a certain portion of indebtedness owed by the Company to the Trust in exchange for shares of common stock at a conversion rate of $2.60 per share. Pursuant to the terms of the subscription agreement, the Trust converted $999,999 of outstanding indebtedness into 384,615 shares of common stock and received a replacement promissory note for the balance of the outstanding indebtedness.



         PRIVATE PLACEMENT OF COMMON STOCK. In May 1999, the Company entered into a subscription agreement with a stockholder of the Company whereby the stockholder agreed to purchase 2,000,000 shares of the Company's common stock for $2.60 per share for an aggregate subscription amount of $5,200,000. Pursuant to the terms of the subscription agreement, the stockholder delivered $1,300,000 upon execution of the subscription agreement and agreed to pay the balance of $3,900,000, in no more than three equal installments of not less than $1,300,000 by July 10, 1999. The Company received the payment of the balance of $3,900,000 prior to July 10, 1999. The Company used the proceeds from this private placement for general working capital purposes.
                                     - 49 -

         On September 22, 1999, the Company entered into subscription agreements with certain stockholders of the Company whereby the stockholders agreed to purchase 1,000,000 shares of the Company's common stock for $2.60 per share for an aggregate subscription amount of $2,600,000. Of the 1,000,000 shares purchased, three directors of the Company purchased an aggregate of 140,000 shares and Mr. Crabbe's trust purchased 860,000 shares. The Company used the proceeds from the private placement for working capital purposes.

         INDEMNIFICATION OF DIRECTORS AND OFFICERS

          The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Nevada, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company. The Board of Directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Company.

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

         Further, the Company has obtained Directors and Officers Insurance. Pursuant to the policy with Great American Insurance Company, the coverage includes Company reimbursement and sections action claims entity coverage. The coverage has a $2,000,000 aggregate limit of liability in each policy year (inclusive of defense costs).

         TRANSACTION REVIEW

         The Company has adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of the Company's Board of Directors. The Bylaws of the Company provide that no such transactions by the Company shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the Board of Directors of the Company or a committee thereof which approves such transactions, or solely because their votes are counted for such purpose if: (i) the fact of such common directorship or financial interest is disclosed or known by the Board of Directors or committee and noted in the minutes, and the Board or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote for that purpose without counting the vote or votes of such interested directors; or
(ii) the fact of such common directorship or financial interest is disclosed to or known by the stockholders entitled to vote, and they approve or ratify the contract or transaction in good faith by a majority vote or written consent of stockholders holding a majority of the shares of common stock entitled to vote (the votes of the common or interested directors or officers shall be counted in any such vote of stockholders); or (iii) the contract or transaction is fair and reasonable to the Company at the time it is authorized or approved. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors of the Company or a committee thereof which approves such transactions. If there are no disinterested directors, the Company shall obtain a majority vote of the stockholders approving the transaction.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.
                  ---------

    Number      Exhibit Description
    ------      -------------------
     2.01       Agreement and Plan of Merger dated as of March 6, 1999, by and between the Company and Casinovations Nevada Incorporated, incorporated by reference from the Company's Annual Report on Form 10-KSB filed on March 26, 1999.

     3.01 Articles of Incorporation filed March 4, 1999, incorporated by reference from Form 8-K dated March 29, 1999,
                Exhibit 3.01.

     3.02 Bylaws, incorporated by reference from Form 8-K dated March 29,1999, Exhibit 3.02.

     4.01 Specimen certificate for Common Stock, incorporated by reference from Form SB-2 filed on July 16, 1997.

     4.02 Specimen Warrant certificate incorporated by reference from Form SB-2 filed on July 16, 1997.

     4.03 Casinovations Incorporated 1999 Stock Option Plan, incorporated by reference from the Company's Annual Report on Form 10-KSB filed on March 26, 1999.

     4.04 Form of 9.5% Convertible Note Due 2004, incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on May 17, 1999.

     4.05 Form of Warrant Associated with 9.5% Convertible Note Due 2004, incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on May 17, 1999.

    10.01 Consulting Agreement of Gametek and Steven J. Blad dated February 1, 1997, incorporated by reference from Form SB-2 filed on July 16, 1997.

    10.02 Exclusive Distributorship Agreement with H. Joel Rahn dated June 1, 1997, incorporated by reference from Form SB-2 filed on July 16, 1997.

    10.03 Exclusive License Agreement with George C. Matteson Co., Inc. dated May 5, 1994, incorporated by reference from Form SB-2 filed on July 16, 1997.

    10.04 License Agreement with The United States Playing Card Company dated March 16, 1995, incorporated by reference from Form SB-2 filed on July 16, 1997.

    10.05 Exclusive License Agreement with Technology Development Center, LLC, incorporated by reference from Amendment No. 2 to Form SB-2 filed on November 12, 1997.

    10.06 Form of Convertible Unsecured Note, incorporated by reference from Post-Effective Amendment No.1 on Form SB-2/A filed on June 5, 1998.

    10.07 Forte Letter Agreement dated May 28, 1998, incorporated by reference from Post-Effective Amendment No.1 on Form SB-2/A filed on June 5, 1998.

    Number      Exhibit Description
    ------      -------------------
    10.08       Purchase Agreement dated September 1998 with Steven L. Forte and
                Cheryl Forte, incorporated by reference from the Company's
                Annual Report on Form 10-KSB filed on March 26, 1999.

    10.09 Assignment Agreement dated December 16, 1998, by and between Casinovations Incorporated and Randy D. Sines and Irene C. Sines, incorporated by reference from Form 8-K filed on December 23, 1998.

    10.10 Form of Lock Up Agreement, incorporated by reference from Amendment No. 3 to Form SB-2/A filed on January 12, 1998.

    10.11 Form of Warrant Lock Up Agreement, incorporated by reference from Amendment No. 6 to Form SB-2/A filed on April 2, 1998.

    10.12 Form of Warrant Lock Up Agreement, incorporated by reference from Amendment No. 7 from Form SB-2/A filed on April 9, 1998.

    10.13 Lock Up Agreement, incorporated by reference from Amendment No. 7 to Form SB-2/A filed on April 9, 1998.

    10.14 Form of Lock Up Agreement, incorporated by reference to Post-Effective Amendment No.2 on Form SB-2/A filed on September 18, 1998.

    10.15 Stockholder Agreement dated August 27, 1998, by and between Casinovations Incorporated and Richard Huson and Randy Sines, incorporated by reference to Post-Effective Amendment No.2 on Form SB-2/A filed on September 18, 1998.

    10.16 Lease Agreement dated August 19, 1999, by and between the Company and Spencer Airport Center, LLC for 6830 Spencer incorporated by reference from the Company's Quarterly Statement on Form 10-QSB filed on November 15, 1999.

    10.17 Promissory Note dated December 3, 1998, executed by the Company in favor of Steven L. Forte and Cheryl Forte, incorporated by reference from the Company's Annual Report on Form 10-KSB filed on March 26, 1999.

    10.18 Stockholder Agreement dated December 14, 1998, by and between Casinovations Incorporated and Richard Huson, Bob Smith and Ron Keil, incorporated by reference from the Company's Annual Report on Form 10-KSB filed on March 26, 1999.

    10.19 Release and Assignment Agreement dated January 15, 1999, by and between Casinovations Incorporated and Steven L. Forte and Cheryl Forte, incorporated by reference from the Company's Annual Report on Form 10-KSB filed on March 26, 1999.

    10.20 Agreement dated March 24, 1999, by and between Casinovations Incorporated and Dominion Income Management, incorporated by reference from the Company's Annual Report on Form 10-KSB filed on March 26, 1999.

    Number      Exhibit Description
    ------      -------------------
    10.21       First Security Bank of Nevada Master Equipment Lease Agreement,
                incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on August 13, 1999.

    10.22 Casinovations Incorporated 1999 Directors' Stock Option Plan, incorporated by reference from the Company's Quareterly Report on Form 10-QSB filed on November 15, 1999.

    10.23 Durable Power of Attorney Granting Voting Rights of the Company's Common Stock, incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on November 15, 1999.

    10.24 Wild Hold `em Fold `em Settlement Agreement dated February 18, 2000, incorporated by reference from the Company's Current Report on Form 8-K filed on March 16, 2000.

    10.25 Bonus Blackjack Settlement Agreement dated February 18, 2000, incorporated by reference from the Company's Current Report on Form 8-K filed on March 16, 2000.

    10.26 Employment Agreement of Steven Blad dated June 1, 1998, incorporated by reference to Post-Effective Amendment No.1 on Form SB-2/A filed on June 5, 1998.

    10.27 Employment Agreement with Steven Blad dated August 10, 1999, incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on August 13, 1999.

    21.01       Subsidiaries of Registrant.

    23.01       Consent of James E. Scheifley & Associates, P.C.

    27.01       Financial Data Schedule.


         (b)      Reports on Form 8-K.
                  --------------------

         During the three month period ended December 31, 1999, the Company filed with the Securities and Exchange Commission a Form 8-K: (i) on October 5, 1999 reporting the placement of 1,000,000 shares of common stock with current stockholders and the resignation of David Sampson from the Board of Directors;
(ii) on October 15, 1999, reporting, among other things, the death of Richard Huson, former Chairman of the Board, and the transfer of the voting rights of certain shares of the Richard S. Huson Revocable Trust to James E. Crabbe; and
(iii) on December 15, 1999, naming Michael C. McDonald as the Chief Financial Officer and also announcing the grant of stock appreciation rights to all of the Company's employees as of December 10, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CASINOVATIONS INCORPORATED


                                  By:   /s/ Michael C. McDonald
                                        ----------------------------------------
                                        Michael C. McDonald, Treasurer and Chief
                                          Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                                   TITLE                                         DATE
/s/ Steven J. Blad                  Chief Executive Officer, President and Director               March 29, 2000
---------------------------------   (Principal Executive Officer)
Steven J. Blad


/s/ Michael C. McDonald             Chief Financial Officer and Treasurer and Secretary           March 29, 2000
---------------------------------   (Principal Financial and Accounting Officer)
Michael C. McDonald


/s/ Bob L. Smith                    Chairman of the Board of Directors                            March 29, 2000
---------------------------------
Bob L. Smith


/s/ Richard S. Jaslow               Director                                                      March 29, 2000
---------------------------------
Richard S. Jaslow


/s/ Ronald O. Keil                  Director                                                      March 29, 2000
---------------------------------
Ronald O. Keil


/s/ Jill Bayless                    Director                                                      March 29, 2000
---------------------------------
Jill Bayless


/s/ Jamie McKee                     Director                                                      March 29, 2000
---------------------------------
Jamie McKee

                                  EXHIBIT INDEX

   Number      Exhibit Description                                                     Page
   ------      -------------------                                                     ----
    2.01       Agreement and Plan of Merger dated as of March 6, 1999, by and between the Company and Casinovations Nevada Incorporated, incorporated by reference from the Company's Annual Report on
               Form 10-KSB filed on March 26, 1999.

    3.01 Articles of Incorporation filed March 4,1999, incorporated by reference from Form 8-K dated March 29, 1999,
               Exhibit 3.01.

    3.02       Bylaws, incorporated by reference from Form 8-K dated March 29,
               1999, Exhibit 3.02.

    4.01 Specimen certificate for Common Stock, incorporated by reference from Form SB-2 filed on July 16, 1997.

    4.02       Specimen Warrant certificate incorporated by reference from Form
               SB-2 filed on July 16, 1997.

    4.03 Casinovations Incorporated 1999 Stock Option Plan, incorporated by reference from the Company's Annual Report on Form 10-KSB filed on March 26, 1999.

    4.04 Form of 9.5% Convertible Note Due 2004, incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on May
               17, 1999.

    4.05 Form of Warrant Associated with 9.5% Convertible Note Due 2004, incorporated by reference from the Company's Form 10-QSB filed on May 17, 1999.

    10.01      Consulting Agreement of Gametek and Steven J. Blad dated February
               1, 1997, incorporated by reference from Form SB-2 filed on July
               16, 1997.

    10.02      Exclusive Distributorship Agreement with H. Joel Rahn dated June
               1, 1997, incorporated by reference from Form SB-2 filed on July
               16, 1997.

    10.03      Exclusive License Agreement with George C. Matteson Co., Inc.
               dated May 5, 1994, incorporated by reference from Form SB-2 filed on July 16, 1997.

    10.04 License Agreement with The United States Playing Card Company dated March 16, 1995, incorporated by reference from Form SB-2 filed on July 16, 1997.

    10.05      Exclusive License Agreement with Technology Development Center,
               LLC, incorporated by reference from Amendment No. 2 to Form SB-2 filed on November 12, 1997.

    10.06 Form of Convertible Unsecured Note, incorporated by reference from Post-Effective Amendment No.1 on Form SB-2/A filed on June
               5, 1998.

    10.07 Forte Letter Agreement dated May 28, 1998, incorporated by reference from Post-Effective Amendment No.1 on Form SB-2/A filed on June 5, 1998.

   Number      Exhibit Description                                                     Page
   ------      -------------------                                                     ----
    10.08      Purchase Agreement dated September 1998 with Steven L. Forte and
               Cheryl Forte, incorporated by reference from the Company's Annual
               Report on Form 10-KSB filed on March 26, 1999.

    10.09      Assignment Agreement dated December 16, 1998, by and between
               Casinovations Incorporated and Randy D. Sines and Irene C. Sines, incorporated by reference from Form 8-K filed on December 23, 1998.

    10.10 Form of Lock Up Agreement, incorporated by reference from Amendment No. 3 to Form SB-2/A filed on January 12, 1998.

    10.11      Form of Warrant Lock Up Agreement, incorporated by reference from
               Amendment No. 6 to Form SB-2/A filed on April 2, 1998.

    10.12      Form of Warrant Lock Up Agreement, incorporated by reference from
               Amendment No. 7 from Form SB-2/A filed on April 9, 1998.

    10.13 Lock Up Agreement, incorporated by reference from Amendment No. 7 to Form SB-2 filed on April 9, 1998.

    10.14 Form of Lock Up Agreement, incorporated by reference to Post-Effective Amendment No.2 on Form SB-2/A filed on September
               18, 1998.

    10.15      Stockholder Agreement dated August 27, 1998, by and between
               Casinovations Incorporated and Richard Huson and Randy Sines, incorporated by reference to Post-Effective Amendment No.2 on Form SB-2/A filed on September 18, 1998.

    10.16 Lease Agreement dated August 19, 1999, by and between the Company and Spencer Airport Center, LLC for 6830 Spencer incorporated by reference from the Company's Quarterly Statement on Form 10-QSB filed on November 15, 1999.

    10.17 Promissory Note dated December 3, 1998, executed by the Company in favor of Steven L. Forte and Cheryl Forte, incorporated by reference from the Company's Annual Report on Form 10-KSB filed on March 26, 1999.

    10.18      Stockholder Agreement dated December 14, 1998, by and between
               Casinovations Incorporated and Richard Huson, Bob Smith and Ron
               Keil, incorporated by reference from the Company's Annual Report on Form 10-KSB filed on March 26, 1999.

    10.19 Release and Assignment Agreement dated January 15, 1999, by and between Casinovations Incorporated and Steven L. Forte and Cheryl
               Forte, incorporated by reference from the Company's Annual Report on Form 10-KSB filed on March 26, 1999.

    10.20      Agreement dated March 24, 1999, by and between Casinovations
               Incorporated and Dominion Income Management, incorporated by reference from the Company's Annual Report on Form 10-KSB filed on March 26, 1999.

   Number      Exhibit Description                                                     Page
   ------      -------------------                                                     ----
    10.21      First Security Bank of Nevada Master Equipment Lease Agreement,
               incorporated by reference from the Company's Quarterly Report on
               Form 10-QSB filed on August 13, 1999.

    10.22 Casinovations Incorporated 1999 Directors' Stock Option Plan, incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on November 15, 1999.

    10.23      Durable Power of Attorney Granting Voting Rights of the Company's
               Common Stock, incorporated by reference from the Company's
               Quarterly Report on Form 10-QSB filed on November 15, 1999.

    10.24      Wild Hold `em Fold `em Settlement Agreement dated February 18,
               2000, incorporated by reference from the Company's Current Report on Form 8-K filed on March 16, 2000.

    10.25 Bonus Blackjack Settlement Agreement dated February 18, 2000, incorporated by reference from the Company's Current Report on Form 8-K filed on March 16, 2000.

    10.26 Employment Agreement of Steven Blad dated June 1, 1998, incorporated by reference to Post-Effective Amendment No.1 on Form SB-2/A filed on June 5, 1998.

    10.27 Employment Agreement with Steven Blad dated August 10, 1999, incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on August 13, 1999.

    21.01      Subsidiaries of Registrant.                                               58

    23.01      Consent of James E. Scheifley & Associates, P.C.                          59

    27.01      Financial Data Schedule.                                                  60

                                     - 57 -