Form 10QSB
period 2000-03-31
CVI TECHNOLOGY INC
filed 2000-05-15
CIK 1004673

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:            March 31, 2000
                                        ----------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from:  _________________ to _________________

Commission file number:                   000-25855
                       ---------------------------------------------------------

                              CVI Technology, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

               Nevada                                    91-1696010
-----------------------------------               ------------------------------
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                   Identification No.)

                  6830 Spencer Street, Las Vegas, Nevada 89119
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 733-7195
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                           Casinovations Incorporated
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES [X]   NO [ ]

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

        YES [ ]   NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



    10,746,144 shares of common stock, $.001 par value, as of April 20, 2000
--------------------------------------------------------------------------------

         Transitional Small Business Disclosure Format (check one);

        YES [ ]   NO [X]

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements                                       3

                  Balance Sheet                                              3

                  Statement of Operations                                    4

                  Statement of Cash Flows                                    5

                  Notes to Financial Statements                              6

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              7

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings                                          13

     Item 2.      Changes in Securities and Use of Proceeds                  13

     Item 3.      Defaults Upon Senior Securities                            13

     Item 4.      Submission of Matters to a Vote of Security Holders        13

     Item 5.      Other Information                                          13

     Item 6.      Exhibits and Reports on Form 8-K                           14

SIGNATURE                                                                    15

EXHIBIT INDEX                                                                16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                     CVI TECHNOLOGY, INC.
                                        BALANCE SHEET

                                                          (UNAUDITED)
                                                            March 31,     December 31,
                                                              2000            1999
                                                         -------------    -------------
                       ASSETS
Current assets:
   Cash and cash equivalents                             $    181,870     $  1,169,924
   Accounts receivable, trade                               1,420,072          150,074
   Other receivables                                           26,984          192,794
   Inventories                                              1,727,840        1,642,195
   Prepaid expenses                                            89,611          290,921
                                                         -------------    -------------
     Total current assets                                   3,446,377        3,445,908

Property and equipment, including revenue producing
   equipment, at cost, net of accumulated depreciation
   of $718,174 and $532,797                                 2,703,489        2,851,637

Intangible assets, at cost, net of
   accumulated amortization of $67,384 and $60,268            231,318          212,438
Deferred interest                                             661,833          611,119
Deposits                                                      583,576          507,823
                                                         -------------    -------------
                                                         $  7,626,593     $  7,628,925
                                                         =============    =============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of leases payable                     $  1,478,587     $  1,266,631
   Accounts payable                                         1,013,868          853,062
   Accrued expenses                                           429,018          354,865
   Accrued interest                                            78,584           95,209
   Current portion of stockholder loans                       108,499          105,130
   Convertible debt                                           200,000                -
   Customer deposits                                          168,633          171,068
                                                         -------------    -------------
     Total current liabilities                              3,477,189        2,845,964

Leases payable                                              2,962,444        2,480,394
Convertible debt                                            1,500,000        1,500,000
Stockholder loans                                             161,350          190,277
                                                         -------------    -------------
     Total liabilities                                      8,100,983        7,016,635

Stockholders' equity:
   Common stock, $.001 par value,
     40,000,000 shares authorized, 10,746,144 shares
     and 10,746,144 shares issued and outstanding,
     respectively                                              10,746           10,746
   Additional paid-in capital                              16,956,363       16,956,363
   Deficit accumulated during development stage           (17,441,498)     (16,354,821)
                                                         -------------    -------------
     Total stockholders' equity                              (474,389)         612,289
                                                         -------------    -------------
                                                         $  7,626,593     $  7,628,925
                                                         =============    =============

            See accompanying notes to unaudited financial statements.

                              CVI TECHNOLOGY, INC.
                             STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                        Three Months Ended
                                                    March 31,        March 31,
                                                      2000             1999
                                                  -------------    -------------

Sales                                             $  1,367,961     $     15,500
Rental income                                          323,979           46,520
Other Income                                            17,894            7,054
                                                  -------------    -------------
                                                     1,709,834           69,074

Cost of sales                                        1,265,422            5,745
                                                  -------------    -------------
Gross margin                                           444,412           63,329

General and administrative                             935,646        1,086,838
Research and development                               380,970           69,661
                                                  -------------    -------------
(Loss) from operations                                (872,201)      (1,093,170)

Interest expense, net                                  171,861           78,448
Interest expense - related parties                      42,615           45,262
                                                  -------------    -------------
                                                       214,476          123,710
                                                  -------------    -------------
(Loss) before income taxes                          (1,086,677)      (1,216,880)
Provision for income taxes                                   -                -
                                                  -------------    -------------

Net income (loss)                                 $ (1,086,677)    $ (1,216,880)
                                                  =============    =============

Basic earnings (loss) per share                   $      (0.10)    $      (0.17)
                                                  =============    =============

Weighted average shares outstanding                 10,749,144        7,253,547
                                                  =============    =============

            See accompanying notes to unaudited financial statements.

                                                CVI TECHNOLOGY, INC.
                                              STATEMENTS OF CASH FLOWS
                                     THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                                    (UNAUDITED)

                                                                         Three Months Ended
                                                                  --------------------------------
                                                                  March 31, 2000    March 31, 1999
                                                                  --------------    --------------
Net (loss)                                                        $  (1,086,677)    $  (1,216,880)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                      192,493            44,527
     Amortization of deferred interest                                   85,968            35,176
   Changes in assets and liabilities:
     (Increase) decrease in trade accounts receivable                (1,269,998)          (61,744)
     (Increase) decrease in other receivables                           165,810                 -
     (Increase) decrease in inventory                                   (85,645)         (354,743)
     (Increase) decrease in prepaid expenses                            201,310             5,543
     (Increase) decrease in other assets                                      -           (30,451)
     Increase (decrease) in accounts payable                            160,806          (297,975)
     Increase (decrease) in accrued expenses                             57,528            47,288
     Increase (decrease) in customer deposits                            (2,435)                -
                                                                  --------------    --------------
       Total adjustments                                               (494,163)         (612,379)
                                                                  --------------    --------------
Net cash (used in) operating activities                              (1,580,839)       (1,829,259)
                                                                  --------------    --------------
Cash flows from investing activities:
   Acquisition of plant and equipment                                   (44,345)         (211,569)
   Equipment produced and held for rental                                     -                 -
   Increase in patents and trademarks                                   (18,881)           (3,550)
   Deposits                                                             (75,754)                -
                                                                  --------------    --------------
Net cash (used in) investing activities                                (138,980)         (215,119)
                                                                  --------------    --------------
Cash flows from financing activities:
   Common stock sold for cash                                                 -         1,210,523
   Repayment of shareholder loans                                       (25,558)         (150,000)
   Proceeds from leases payable                                         841,465           295,182
   Repayment of leases payable                                         (284,141)         (109,111)
   Proceeds from convertible debentures                                 200,000         1,900,000
   Repayment of notes payable                                                 -            (3,375)
                                                                  --------------    --------------
Net cash provided by financing activities                               731,766         3,143,219
                                                                  --------------    --------------
Increase (decrease) in cash                                            (988,053)        1,098,841
Cash and cash equivalents, beginning of period                        1,169,924           200,749
Cash and cash equivalents,
   end of period                                                  $     181,871     $   1,299,590
                                                                  ==============    ==============

            See accompanying notes to unaudited financial statements.

                              CVI TECHNOLOGY, INC.
                          Notes to Financial Statements
                                   (Unaudited)


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, as included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 30, 2000.

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

NOTE 3 - CONVERTIBLE DEBT.

The Company received proceeds of $200,000 from the placement of a convertible note in the first quarter of 2000. The Convertible Note is with VIP's Industries, Inc., an entity controlled by the Chairman of the Board of the Company. The debt accrues interest until its maturity on June 1, 2000, at 10% per annum, and is convertible into restricted shares of Common Stock after May 1, 2000 at a rate of $2.75 per share.

NOTE 4 - EQUIPMENT FINANCING.

For the three months endings March 31, 2000, the Company received proceeds of $830,000 from a third-party leasing company through which the Company has financed most of its furniture, equipment, and tooling.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATEMENT ON FORWARD-LOOKING INFORMATION

         Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as statements relating to plans for future expansion, capital spending, future operations, sources of liquidity and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to liquidity requirements for the Company, the continued growth of the gaming industry, the success of the Company's product-development, marketing and sales activities, vigorous competition in the gaming industry, dependence on existing management, gaming regulations (including actions affecting licensing and product approvals), leverage and debt service (including sensitivity to fluctuations in interest rates), issues related to the Year 2000, domestic or global economic conditions, and changes in federal or state tax laws or the administration of such laws.

OVERVIEW

         The Company's primary business is the development, manufacturing and marketing of various gaming concepts and products that increase the security, productivity and profitability for the global gaming industry.

         From inception, the Company has been a "Development Stage Company" performing research and development, product prototyping, field testing of products, development of manufacturing capabilities, inventory acquisition, development of distribution channels, staffing and obtaining a building with sufficient capacity to house future growth. In the first quarter of 2000, the Company had sufficient sales development and revenue growth such that the Company is considered an operating company.

         As of March 1, 2000, the Company had placed 456 Random Ejection Shufflers(TM) (the "Shufflers") under rental contracts. The Company has the majority of the parts required to build an additional 600 Shufflers. Additionally, the Company has shipped 12,220 units of its SecureDrop(TM) products. The Company believes that customer interest in both the Shuffler and SecureDrop(TM) products continues to be very strong.

         The following discussion summarizes the Company's results of operations for the three months ended March 31, 2000 and 1999 and the Company's liquidity and capital resources.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         REVENUES. For the three months ended March 31, 2000, the Company generated total revenues of $1,709,834 compared to $69,074 for the three months ended March 31, 1999. The revenues for the three months ended March 31, 2000, consisted of Shuffler rentals of $261,377, Shuffler sales of $280,635, SecureDrop(TM) sales of $1,087,326 table game rentals of $60,442, and other sales of $20,054. The Company believes revenue will continue to increase through additional SecureDrop(TM) sales, projected increases in the number of Shuffler sales through international distributors and continued placement of Shufflers for rent.

         COST OF SALES. For the three months ended March 31, 2000, the cost of sales was $1,265,420, compared to $5,745 for the three months ended March 31, 1999. The cost of sales for the three months ended March 31, 2000, consisted of approximately $676,143 for SecureDrop(TM), $98,560 for depreciation expense associated with the Shufflers held for rental, $281,338 for costs related to servicing the Shufflers held for rental, $96,305 for costs related to sales of the Shuffler, and $113,076 for labor and other manufacturing costs in excess of the Company's estimated total manufacturing costs. The increase in cost of sales was due to the increase in Shuffler sales and rentals and SecureDrop(TM) sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 2000, selling, general and administrative expenses decreased approximately $151,192, or approximately 14%, to $935,646, compared to $1,086,838 for the three months ended March 31, 1999. For the three months ended March 31, 2000, selling, general and administrative expenses included: salaries and related costs of $390,422; advertising and marketing services of $26,667; gaming industry show costs of $185,960; travel and entertainment costs of $72,036; printing and office expenses of $63,877; depreciation and amoritization of $47,906; office rent and utilities of $84,416; legal expenses of $36,928; and $27,434 in other miscellaneous expenses.

         INTEREST EXPENSE. For the three months ended March 31, 2000, the Company incurred interest expenses, net of interest income, of $214,476 compared to $123,710 for the three months ended March 31, 1999. This increase was primarily attributable to the increased borrowings by the Company.

         NET INCOME (LOSS). For the three months ended March 31, 2000, the Company had a net loss of $1,086,677, compared to a net loss of $1,216,880 for the three months ended March 31, 1999. The decrease in net loss was primarily due to continued development of the Company's customer base and the introduction of the SecureDrop(TM) product line. Basic loss per share was $0.10, based on 10,749,144 weighted average shares outstanding, for the three months ended March 31, 2000, compared to $0.17, based on 7,253,547 weighted shares outstanding, for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. As a result of the Company's efforts to transition from a development stage company to an operating company, it has generated cash flow deficits from operations, including cash used in operating activities of $1,580,839 and $1,829,259 in the three months ended March 31, 2000 and 1999, respectively. In addition, to fund its development activities, the Company used cash in investing activities of $138,980 and $215,119 in the three months ended March 31, 2000 and 1999, respectively. Consequently, the Company has been substantially dependent on cash from financing activities to fund development and operating activities, receiving cash from financing activities of $731,766 and $3,143,219 in the three months ended March 31, 2000 and 1999, respectively. The Company will continue to require cash from financing activities for both its current operating needs and to fund its anticipated expansion into non-gaming areas until operations begin to generate sufficient cash flow to provide for such cash requirements.

         WORKING CAPITAL. At March 31, 2000, the Company had cash, cash equivalents and investments of $181,870, compared to $1,169,924 at December 31, 1999. At March 31, 2000, the Company's working capital was ($30,811), compared to $599,944 at December 31, 1999. At March 31, 2000, the Company's current ratio, I.E. the ratio of current assets to current liabilities, was .99 compared to 1.21 at December 31, 1999. Until the Company's normalized cash flows from operations are achieved, the Company will be relying upon existing cash balances, accounts receivables, institutional sources of debt and equity capital for working capital purposes.

         CASH FLOW. For the three months ended March 31, 2000, net cash used in operating activities was $1,580,839, compared to $1,829,259 for the three months ended March 31, 1999. Cash used in operating activities during the three months ended March 31, 2000, is net of depreciation and amortization of $278,461, compared to $79,703 for the three months ended March 31, 1999 and reflects increases in accounts receivable of $290,772, compared to $61,744 for the three months ended March 31, 1999; increases in inventory of $85,645, compared to $354,743 for the three months ended March 31, 1999; a decrease in prepaid expenses of $201,310, compared to a decrease of $5,543 for the three months ended March 31, 1999; increases in other receivables of $813,416, compared to none for the three months ended March 31, 1999; increases in accounts payable of $160,806, compared to a decrease of $297,975 for the three months ended March 31, 1999; increases in accrued expenses of $57,528, compared to an increase of $47,288 for the three months ended March 31, 1999; and a decrease in customer deposits of $2,435, compared to none for the three months ended March 31, 1999.

         For the three months ended March 31, 2000, the Company used net cash in investing activities of $138,980, Compared to $215,119 for the three months ended March 31, 1999. Cash used in investing activities consisted primarily of the acquisition of equipment and tooling in the amount of $44,345, the acquisition of patents in the amount of $18,881 and $75,754 for deposits.

         For the three months ended March 31, 2000, net cash provided by financing activities was $731,766, compared to $3,143,219 for the three months ended March 31, 1999. The decrease is attributable to the company beginning to generate cash from sales of SecureDrop(TM) and Shufflers and its decreased reliance on cash from financing. Cash from financing activities consisted of $200,000 from the placement of convertible notes and proceeds of $841,465 from leases payable, reduced by the repayment of leases payable of $284,141 and the repayment of shareholder loans of $25,558.

         CONVERTIBLE DEBT. The Company received proceeds of $200,000 from the placement of a convertible note in the first quarter of 2000. The Convertible
Note is with VIP's Industries, Inc., an entity controlled by the Chairman of the Board of the Company. The debt accrues interest until its maturity on June 1 2000, at 10% per annum, and is convertible into restricted shares of Common Stock after May 1, 2000, at $2.75 per share.

         EQUIPMENT FINANCING. For the three months endings March 31, 2000, the Company received proceeds of $830,000 from an unrelated leasing company through which the Company has financed most of its furniture, equipment, and tooling.

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

         FOCUS ON NON-GAMING MARKETS. To date, the Company has developed, manufactured, marketed and sold its products solely to the gaming industry. The Company has recently begun to explore the expansion of its focus to the non-gaming application of certain of its products and technology. The expanded focus to non-gaming markets will have significant risks for the Company, including, but not limited to, management's lack of experience in non-gaming markets, the need to hire sales and technical persons with expertise in non-gaming markets, additional research, development, distribution and marketing expenses necessary to proceed into non-gaming application of the Company's products and technology, significant competitive factors and forces applicable to non-gaming markets and a variety of other factors. There is no assurance that the Company will be able to successfully execute the strategy to expand a significant portion of its marketing and product technology strategies to non-gaming markets.

         REGULATION. The gaming industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming regulatory authorities of each jurisdiction. Generally, the Company and other entities which seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization) which are then reviewed for approval. The Company may incur significant expenses in seeking to obtain licenses for its gaming products and concepts, and no assurance can be given that its products will be approved in any particular jurisdiction. The failure to obtain such approval in any jurisdiction in which the Company may seek to introduce its products or concepts could have a material adverse effect on the Company's business.

         ADDITIONAL FINANCING WILL BE REQUIRED. Based on presently known commitments and plans, the Company believes that it will be able to fund its 2000 operations and required expenditures through cash on hand, cash flow from operations, private placement of debt and stock and cash from lease financing sources. In the event that such sources are insufficient, the Company will need to seek cash from private and/or public placements of debt or equity, institutional or other lending sources or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully locate necessary liquidity sources.

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

         COMPETITION. There is significant competition in the gaming industry. The Company competes with established companies and other entities (many of which possess substantially greater resources than the Company). Almost all of the companies with which the Company competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company now has, or will have in the foreseeable future. It is also likely that other competitors will emerge in the near future. There is no assurance that the Company will continue to compete successfully with other established gaming product manufacturers. The Company shall compete on the basis of quality and price. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the Company's stockholders.

         RISKS OF PROPRIETARY PRODUCTS AND GAMES. The Company places its proprietary products, except SecureDrop(TM), in casinos under short-term lease arrangements, making these games susceptible to replacement due to pressure from competitors, changes in economic conditions, obsolescence, and declining popularity. The Company intends to maintain and expand the number of installed proprietary products through enhancement of existing products, introduction of new products, and customer service, but there can be no assurance that these efforts will be successful. Introduction of new proprietary products involves significant risks, including whether the Company will be able to place its products with casinos and in non-gaming industries, the economic terms on which these industries will accept the products, and the popularity of the products. The Company has filed trademark and patent applications to protect its intellectual property rights in certain of its trademarks and innovations on certain of its proprietary products, respectively. At this time, however, the United States Patent and Trademark Office has not acted upon all of these applications. There can be no assurance that the pending patent or trademark applications will actually issue as patents or trademark registrations or that any of these rights will not be infringed by others. Certain of the Company's products and games do or may have independent protection of the products and games themselves, and it is possible that competitors could produce a similar product or game without violating any legal rights of the Company. The Company intends to aggressively promote its trademarks to build goodwill and customer loyalty. There can be no assurance, however, that the Company will be successful in these efforts, that innovations will be subject to legal protection, or that the innovations will give a competitive advantage to the Company.

         LACK OF DIVIDENDS. There can be no assurance that the operations of the Company will become profitable. At the present time, the Company intends to use any earnings which may be generated to finance the growth of the Company's business.

         DEPENDENCE ON KEY INDIVIDUALS. The future success of the Company is highly dependent upon the management skills of its key employees and the Company's ability to attract and retain qualified key employees. The inability to obtain and employ these individuals would have a serious effect upon the business of the Company. The Company has entered into an employment agreement with Steven J. Blad, its President and Chief Executive Officer. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract or retain the additional skilled personnel required.

         VULNERABILITY TO FLUCTUATIONS IN THE ECONOMY. Demand for the Company's products is dependent on, among other things, general economic conditions and international currency fluctuations which are cyclical in nature.
Prolonged recessionary periods may be damaging to the Company.

         "PENNY" STOCK REGULATION OF BROKER-DEALER SALES OF COMPANY SECURITIES. The Company does not presently meet the requirements for a NASDAQ Small Cap Market listing. The OTC Bulletin Board has no quantitative written standards and is not connected with the NASD. Until the Company obtains a listing on the NASDAQ Small Cap Market, if ever, the Company's securities may be covered by Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse). For transactions covered by the rule, the broker-dealer must furnish, to all investors in penny stocks, a risk disclosure document required by Rule 15g-9 of the Exchange Act, make a special suitability determination of the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. In order to approve a person's account for transactions in penny stock, the broker or dealer must (i) obtain information concerning the person's financial situation, investment experience and investment objectives; (ii) reasonably determine, based on the information required by paragraph (i), that transactions in penny stock are suitable for the person and that the person has sufficient knowledge and experience in financial matters so that the person may reasonably be expected to be capable of evaluating the risks of transactions in penny stock; and (iii) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination required by paragraph (ii) of this section, stating in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in a designated security subject to the provisions of paragraph (ii) of this section unless the broker or dealer has received, prior to the transaction, a written agreement for the transaction from the person, which states in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement and the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience and investment objectives and obtain from the person a manually signed and dated copy of the written statement. A penny stock means any equity security other than a security (i) registered, or approved for registration upon notice of issuance on a national securities exchange that makes transaction reports available pursuant to 17 CFR 11Aa3-1; (ii) authorized or approved for authorization upon notice of issuance, for quotation in the NASDAQ system; (iii) that has a price of five dollars or more; or (iv) whose issuer has net tangible assets in excess of $2,000,000 demonstrated by financial statements dated less than fifteen months previously that the broker or dealer has reviewed and has a reasonable basis to believe are true and complete in relation to the date of the transaction with the person. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities.


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

         On November 22, 1999, Moll Industries, Inc. ("Moll") filed a complaint (Case No. 817296) against the Company in the Superior Court of the State of California for the County of Orange, California. The second amended complaint alleges claims for breach of contract, quantum meruit, an accounting, and declaratory relief, and arises from a dispute between the parties regarding the manufacture of parts for the Shuffler. The Company is preparing a response to Moll's Second Amended Complaint.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         0n March 21, 2000, through a written consent of stockholders, stockholders holding approximately 68.4% of the outstanding shares of the Company's common stock voted to approve, among other things, the amendment and restatement of the Company's Articles of Incorporation providing for a change in the Company's name from "Casinovations Incorporated" to "CVI Technology, Inc." and the amendment and restatement of the Company's Bylaws.

ITEM 5.  OTHER INFORMATION.

         REGULATORY APPROVALS. As of May 10, 2000, the Company had installed the equipment to begin a field trial of the SecureDrop(TM) 3000 System at the Jokers Wild Casino in Henderson, Nevada. The Company is awaiting final approval from the Nevada Gaming Control Board to begin the field trial for the SecureDrop(TM) 3000 System and the SecureDrop(TM) Mobile Count System. On August 4, 1999, the Company received approval from the Nevada Gaming Control Board to sell its SecureDrop(TM) 2000 System in the State of Nevada. The Company already has approval in several other gaming jurisdictions to sell the SecureDrop(TM) 2000 and 3000 series and the Mobile Count System of SecureDrop(TM). The Company is continuing its development of the SecureDrop(TM) 4000 System and the SecureDrop(TM) 5000 System.

         COMPANY'S NAME CHANGE. On May 2, 2000, the corporate name change of Casinovations Incorporated to CVI Technology, Inc. (the "Company") became effective, as the Company filed with the Nevada Secretary of State a Certificate of Amendment and Restatement of Articles of Incorporation. The change in corporate name reflects the expansion of the Company's business to industries outside the gaming industry.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.
              ---------

         Exhibit Number      Description
         --------------      -----------

              3.01           Amended and Restated Bylaws of CVI Technology, Inc.

             27.01           Financial Data Schedule


         (b)  Reports on Form 8-K.
              --------------------

         During the three month period ended March 31, 2000, the Company filed with the Securities and Exchange Commission Forms 8-K: (i) on March 16, 2000, reporting the termination of its relationship with Timpano Gaming, Inc. for the Company's distribution of the Wild Jackpot Poker and Twin Baccarat table games, the termination of its relationship with T&P Gaming, Inc. for the Company's distribution of the Wild Hold 'em Fold `em table game, and the termination of its relationship with Bonus Blackjack, Inc. for the Company's distribution of the Bonus Blackjack table game; and (ii) on March 24, 2000, reporting the approval by the Company's Board of Directors of the change in the the name of the Company from "Casinovations Incorporated" to "CVI Technology, Inc." and the creation of two wholly-owned subsidiaries.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CVI Technology, Inc.
                                       -----------------------------------------
                                                     (Registrant)

Date:  May 12, 2000               By:      /S/ Michael C. McDonald
                                       -----------------------------------------
                                           Michael C. McDonald
                                  Its:     Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit Number                     Description                      Page Number
--------------                     -----------                      -----------

    3.01          Amended and Restated Bylaws of CVI Technology, Inc.    17

   27.01          Financial Data Schedule                                30