Form 10QSB
period 2000-06-30
VENDINGDATA CORP
filed 2000-08-14
CIK 1004673

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the quarterly period ended:           June 30, 2000
                                     -------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from:                     to
                                     ------------------       ------------------

Commission file number:                               000-25855
                                     -------------------------------------------

                             VendingData Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

             Nevada                                      91-1696010
----------------------------------           -----------------------------------
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

                              CVI Technology, Inc.
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

         YES               NO
              -------          -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



    10,854,802 shares of common stock, $.001 par value, as of August 3, 2000
--------------------------------------------------------------------------------
           Transitional Small Business Disclosure Format (check one);

         YES               NO     X
              -------          -------

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                         PAGE
                                                                        NUMBER
                                                                        ------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements                                      3

                 Balance Sheet                                             3

                 Statement of Operations                                   4

                 Statement of Cash Flows                                   5

                 Notes to Financial Statements                             6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             8

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                        15

         Item 2. Changes in Securities and Use of Proceeds                15

         Item 3. Defaults Upon Senior Securities                          16

         Item 4. Submission of Matters to a Vote of Security Holders      16

         Item 5. Other Information                                        16

         Item 6. Exhibits and Reports on Form 8-K                         16

SIGNATURE                                                                 18

EXHIBIT INDEX                                                             19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             VENDINGDATA CORPORATION
                                  BALANCE SHEET

                                               (UNAUDITED)

                                              June 30, 2000    December 31, 1999
                                            -----------------  -----------------
                   ASSETS
Current assets:
  Cash and cash equivalents                 $        425,488   $      1,169,924
  Accounts receivable, trade                       2,082,164            150,074
  Other receivables                                   83,931            192,794
  Inventories                                      1,956,710          1,642,195
  Prepaid expenses                                    83,963            290,921
                                            -----------------  -----------------
    Total current assets                           4,632,256          3,445,908

Property and equipment, including
 revenue producing equipment, at cost, net
 of accumulated depreciation of $918,164
 and $532,797                                      2,672,160          2,851,637

Intangible assets, at cost, net of
 accumulated amortization of $67,384
 and $75,065                                         234,894            212,438
Deferred interest                                    682,020            611,119
Deposits                                             579,317            507,823
                                            -----------------  -----------------
                                            $      8,800,647   $      7,628,925
                                            =================  =================

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of leases payable         $      1,623,658   $      1,266,631
  Accounts payable                                 1,424,875            853,062
  Accrued expenses                                   583,902            354,865
  Accrued interest                                   133,654             95,209
  Current portion of stockholder loans               110,224            105,130
  Customer deposits                                  235,520            171,068
                                            -----------------  -----------------
    Total current liabilities                      4,111,833          2,845,964

Leases payable                                     3,172,291          2,480,394
Convertible debt                                   2,950,000          1,500,000
Stockholder loans                                    133,455            190,277
                                            -----------------  -----------------
    Total liabilities                             10,367,579          7,016,635

Stockholders' equity:
  Common stock, $.001 par value,
   40,000,000 shares authorized, 10,854,802
   shares and 10,746,144 shares issued and
   outstanding, respectively                          10,854             10,746
  Additional paid-in capital                      17,238,757         16,956,363
  Deficit accumulated during development
   stage                                         (18,816,543)       (16,354,821)
                                            -----------------  -----------------
    Total stockholders' equity                    (1,566,932)           612,289
                                            -----------------  -----------------
                                            $      8,800,647   $      7,628,925
                                            =================  =================

            See accompanying notes to unaudited financial statements.


                                            VENDINGDATA CORPORATION
                                            STATEMENT OF OPERATIONS
                               THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                    (UNAUDITED)


                                                     Three Months Ended                       Six Months Ended
                                              June 30, 2000      June 30, 1999       June 30, 2000      June 30, 1999
                                            -----------------  -----------------   -----------------  -----------------
Sales                                       $      1,093,012   $         80,945    $      2,460,973   $         98,650
Rental income                                        282,452            103,845             600,871            150,365
Other income                                          33,161                  -              56,615                  -
                                            -----------------  -----------------   -----------------  -----------------
                                                   1,408,625            184,790           3,118,459            249,015

Cost of sales                                      1,225,562            359,422           2,490,984            437,912
                                            -----------------  -----------------   -----------------  -----------------
Gross margin                                         183,063           (174,632)            627,475           (188,897)

General and administrative                           955,167          1,218,138           1,890,813          2,143,036
Research and development                             323,568            185,457             704,538            344,313
                                            -----------------  -----------------   -----------------  -----------------
(Loss) from operations                            (1,095,675)        (1,578,227)         (1,967,876)        (2,676,246)

Interest expense, net                                229,608            115,574             401,469            212,992
Interest expense - related parties                    49,254             28,929              91,869             50,372
                                            -----------------  -----------------   -----------------  -----------------
                                                     278,862            144,503             493,338            263,364
                                            -----------------  -----------------   -----------------  -----------------
(Loss) before income taxes                        (1,374,537)        (1,722,730)         (2,461,214)        (2,939,610)
Provision for income taxes                               508                  -                 508                  -
                                            -----------------  -----------------   -----------------  -----------------
Net income (loss)                           $     (1,375,045)  $     (1,722,730)   $     (2,461,722)  $     (2,939,610)
                                            =================  =================   =================  =================

Basic earnings (loss) per share             $          (0.13)  $          (0.21)   $          (0.23)  $          (0.38)
                                            =================  =================   =================  =================

Weighted average shares outstanding               10,834,504          8,400,418          10,790,325          7,661,566
                                            =================  =================   =================  =================


                              See accompanying notes to unaudited financial statements.


                                               VENDINGDATA CORPORATION
                                               STATEMENT OF CASH FLOWS
                                        SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                    (UNAUDITED)

                                                                         Six Months Ended
                                                               -------------------------------------
                                                                 June 30, 2000       June 30, 1999
                                                               -----------------   -----------------
Net (loss)                                                     $     (2,461,722)   $     (2,939,610)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization                                       400,165             116,366
    Amortization of deferred interest                                   150,554              78,433
  Changes in assets and liabilities:
    (Increase) decrease in trade accounts receivable                 (1,932,090)           (145,267)
    (Increase) decrease in other receivables                            108,863             (55,305)
    (Increase) decrease in inventory                                   (314,515)           (593,637)
    (Increase) decrease in prepaid expenses                             206,957               6,801
    (Increase) decrease in other assets                                       -                   -
    Increase (decrease) in accounts payable                             571,813            (135,564)
    Increase (decrease) in accrued expenses                             267,484              46,435
    Increase (decrease) in customer deposits                             64,452              59,584
                                                               -----------------   -----------------
      Total adjustments                                                (476,317)           (622,154)
                                                               -----------------   -----------------

Net cash (used in) operating activities                              (2,938,039)         (3,561,764)
                                                               -----------------   -----------------

Cash flows from investing activities:
  Acquisition of plant and equipment                                   (220,689)           (381,922)
  Equipment produced and held for rental                                      -            (554,400)
  Increase in patents and trademarks                                    (22,455)             (6,698)
  Deposits                                                              (71,494)                  -
                                                               -----------------   -----------------
Net cash (used in) investing activities                                (314,638)           (943,020)
                                                               -----------------   -----------------

Cash flows from financing activities:
  Common stock sold for cash                                            282,502           4,028,923
  Payment for rescinded stock subscription agreement                          -            (450,000)
  Repayment of long-term debt                                                 -             (16,408)
  Repayment of shareholder loans                                        (51,728)           (150,000)
  Proceeds from leases payable                                        1,481,899           1,226,513
  Repayment of leases payable                                          (654,431)           (264,247)
  Proceeds from convertible debentures                                1,450,000           1,900,000
  Repayment of notes payable                                                  -            (197,383)
                                                               -----------------   -----------------

Net cash provided by financing activities                             2,508,242           6,077,398
                                                               -----------------   -----------------

Increase (decrease) in cash                                            (744,435)          1,572,614
Cash and cash equivalents, beginning of period                        1,169,924             200,749
Cash and cash equivalents,
  end of period                                                $        425,489    $      1,773,363
                                                               =================   =================

                           See accompanying notes to unaudited financial statements.

                             VendingData Corporation
                          Notes to Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION.

The accompanying unaudited financial statements of VendingData Corporation (the "Company") and its wholly-owned subsidiaries (collectively with the Company, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation 10-SB of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

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

NOTE 3 - CONVERTIBLE DEBT.

On May 31, 2000, the Company cancelled the March 22, 2000, $200,000 10% Convertible Note and corresponding Subscription Agreement with VIP's Industries, an entity controlled by the Chairman of the Board of the Company, and entered into a Subscription Agreement pursuant to which the Company issued a 9.5% Convertible Note in the amount of $200,000. The debt accrues interest at 9.5% per annum until its maturity on May 31, 2001 and is convertible into restricted shares of the Company's common stock ("Common Stock") after May 31, 2001 at a rate of $2.75 per share. The Company received proceeds of $1,000,000 from the placement of a convertible note (the "Crabbe Note") in the second quarter of 2000. The Crabbe Note is with The James E. Crabbe Revocable Trust, a major stockholder of the Company, the Trustee of which is a director of the Company. The debt accrues interest at 9.5% per annum until its maturity on May 30, 2001 and is convertible into restricted shares of Common Stock after May 31, 2001 at a rate of $2.60 per share. The Company received proceeds of $150,000 from the placement of a convertible note (the "Huson Trust Note") in the second quarter of 2000. The Huson Trust Note is with The Richard S. Huson Revocable Trust, a major stockholder of the Company. The debt accrues interest at 9.5% per annum until its maturity on June 9, 2001 and is convertible into restricted shares of Common Stock after May 31, 2001 at a rate of $2.60 per share. The Company received proceeds of $100,000 from the placement of a convertible note (the "Eric Huson Note") in the second quarter of 2000. The Eric Huson Note is with

Mr. Eric Huson, a director of the Company. The debt accrues interest at 9.5% per annum until its maturity on June 1, 2001 and is convertible into restricted shares of Common Stock after June 1, 2001 at a rate of $2.60 per share. For all of the above convertible debt placements, the holder may elect to extend the maturity date for up to four one-year periods. For each $50,000 of convertible debt purchased by the respective holder, the holder also received 12,500 warrants to purchase Common Stock for $2.60 a share. The proceeds from the convertible debt were used for general working capital purposes. The exemptions from registration relied upon by the Company for this private placement were
Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.


NOTE 4 - PRIVATE PLACEMENT OF COMMON STOCK.

On April 14, 2000, the Company entered into subscription agreements with four individuals whereby these individuals agreed to purchase in the aggregate 108,655 shares of Common Stock for $2.60 per share for an aggregate subscription amount of $282,503. The Company received the funds on April 18, 2000, and used the proceeds from this private placement for general working capital purposes. The exemptions from registration relied upon by the Company for this private placement were Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

NOTE 5 - EQUIPMENT FINANCING.

For the three months ending June 30, 2000, the Company received proceeds of $617,467 from a third-party leasing company through which the Company has financed most of its furniture, equipment, and tooling.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATEMENT ON FORWARD-LOOKING INFORMATION

         Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as statements relating to plans for future expansion, capital spending, future operations, sources of liquidity and financing sources. Such statements refer to events that could occur in the future and may be identified by the use of words such as "intend," "plan," "believe," correlative words, and other expressions indicating that future events are contemplated. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to liquidity requirements for the Company, the continued growth of the gaming industry, the success of the Company's product-development, marketing and sales activities, vigorous competition in the gaming industry, dependence on existing management, gaming regulations (including actions affecting licensing and product approvals), leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, and changes in federal or state tax laws or the administration of such laws. For a description of additional risk factors and information related to forward looking statements, see "Risk Factors and Forward-Looking Information" below.

OVERVIEW

         The Company's primary business is the development, manufacturing and marketing of various gaming concepts and products that increase the security, productivity and profitability for the global gaming industry.

         The Company has undergone two recent name changes and was previously known as Casinovations Incorporated and CVI Technology, Inc.

         From inception, the Company has been a "Development Stage Company" performing research and development, product prototyping, and field testing of products, developing of manufacturing capabilities, acquiring inventory, developing distribution channels, staffing and obtaining a building with sufficient capacity to house future growth. In the first quarter of 2000, the Company had sufficient sales development and revenue growth such that the Company is considered an operating company.

         As of June 30, 2000, the Company had placed 384 Random Ejection Shufflers(TM) (the "Shufflers") under rental contracts. The Company has the majority of the parts required to build an additional 600 Shufflers. Additionally, the Company has shipped 13,665 units of its SecureDrop(TM) products in the first six months of 2000. On July 25, 2000, the Nevada Gaming Control Board approved the Company's Continuous Random Ejection Shuffler(TM). The Company believes that customer interest in both the Shuffler and SecureDrop(TM) products continues to be very strong.

         The following discussion summarizes the Company's results of operations for the three months ended June 30, 2000 and 1999, the six months ended June 30, 2000 and 1999 and the Company's liquidity and capital resources.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         REVENUES. For the three months ended June 30, 2000, the Company generated total revenues of $1,408,625 compared to $184,790 for the three months ended June 30, 1999. The revenues for the three months ended June 30, 2000, consisted of Shuffler rentals of $282,452, Shuffler sales of $371,275, SecureDrop(TM) sales of $721,737, and other sales of $33,161. The Company believes revenue will continue to increase through additional SecureDrop(TM) sales, increases in the number of Shuffler sales through international distributors and continued rental of Shufflers.

         COST OF SALES. For the three months ended June 30, 2000, the cost of sales was $1,225,562, compared to $359,422 for the three months ended June 30, 1999. The cost of sales for the three months ended June 30, 2000, consisted of approximately $487,692 for SecureDrop(TM), $98,560 for depreciation expense associated with the Shufflers held for rental, $168,018 for costs related to servicing the Shufflers held for rental, $120,586 for costs related to sales of the Shuffler, and $350,706 for labor and other manufacturing costs in excess of the Company's estimated total manufacturing costs. The increase in cost of sales was due to the increase in Shuffler sales and rentals and SecureDrop(TM) sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 2000, selling, general and administrative expenses decreased approximately $262,971, or approximately 22%, to $955,167, compared to $1,218,138 for the three months ended June 30, 1999. For the three months ended June 30, 2000, selling, general and administrative expenses included: salaries and related costs of $400,874; advertising and marketing services of $10,367; gaming industry show costs of $849; travel and entertainment costs of $112,945; printing and office expenses of $15,292; depreciation and amortization of $73,921; office rent and utilities of $67,375; professional fees of $48,538; bad debt accrual $192,529 and $32,477 in other miscellaneous expenses.

         RESEARCH & DEVELOPMENT. For the three months ended June 30, 2000, research and development expenses increased $138,111, or approximately 74%, to $323,568, compared to $185,457 for the three months ended June 30, 1999. The increase is due to increased efforts on the development of the Continuous Random Ejection Shuffler(TM), finalizing the SecureDrop(TM) 3000 series and Mobile
Cart System. The Company believes research & development will continue to increase through additional expenditures related to VendingData, a vending machine notification service, and the continued development of the single deck shuffler and the 3000 and 5000 series of SecureDrop(TM).

         INTEREST EXPENSE. For the three months ended June 30, 2000, the Company incurred interest expenses, net of interest income, of $278,862 compared to $144,503 for the three months ended June 30, 1999. This increase was primarily attributable to the increased borrowings by the Company.

         NET INCOME (LOSS). For the three months ended June 30, 2000, the Company had a net loss of $1,375,045, compared to a net loss of $1,722,730 for the three months ended June 30, 1999. The decrease in net loss was primarily due to continued development of the Company's customer base and the introduction of and sales generated by the SecureDrop(TM) product line. Basic loss per share was $0.13, based on 10,834,504 weighted average shares outstanding, for the three months ended June 30, 2000, compared to $0.21, based on 8,400,418 weighted shares outstanding, for the three months ended June 30, 1999.

    SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         REVENUES. For the six months ended June 30, 2000, the Company generated total revenues of $3,118,459 compared to $249,015 for the six months ended June 30, 1999. The revenues for the six months ended June 30, 2000, consisted of Shuffler rentals of $543,829, Shuffler sales of $651,910, SecureDrop(TM) sales of $1,809,063, casino game rentals of $57,042 and other sales of $56,615. The Company believes revenue will continue to increase through additional SecureDrop(TM) sales, increases in the number of Shuffler sales through international distributors and continued placement of Shufflers for rent. The Company substantially reduced its casino game rental business in early 2000.

         COST OF SALES. For the six months ended June 30, 2000, the cost of sales was $2,490,984, compared to $437,912 for the six months ended June 30, 1999. The cost of sales for the six months ended June 30, 2000, consisted of approximately $1,163,835 for SecureDrop(TM), $197,120 for depreciation expense associated with the Shufflers held for rental, $449,356 for costs related to servicing the Shufflers held for rental, $216,891 for costs related to sales of the Shuffler, and $463,782 for labor and other manufacturing costs in excess of the Company's estimated total manufacturing costs. The increase in cost of sales was due to the increase in Shuffler sales and rentals and SecureDrop(TM) sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, 2000, selling, general and administrative expenses decreased approximately $252,223, or approximately 12%, to $1,890,813, compared to $2,143,036 for the six months ended June 30, 1999. For the six months ended June 30, 2000, selling, general and administrative expenses included: salaries and related costs of $791,296; advertising and marketing services of $37,034; gaming industry show costs of $186,809; travel and entertainment costs of $184,981; printing and office expenses of $79,169; depreciation and amortization of $121,827; office rent and utilities of $151,791; professional fees of $85,466; bad debt accrual of $192,529 and $59,911 in other miscellaneous expenses.

         RESEARCH & DEVELOPMENT. For the six months ended June 30, 2000, research & development expenses increased $360,225, or approximately 105%, to $704,538 compared to $344,313 for the six months ended June 30, 1999. The increase is due to increased efforts on the development of the Continuous Random Ejection Shuffler(TM), on the completion of the SecureDrop(TM) 3000 series and Mobile Cart System. The Company believes research & development will continue to increase through additional expenditures related to VendingData, a vending machine notification service, and the continued development of the single deck shuffler and the 3000 & 5000 series of SecureDrop(TM).

         INTEREST EXPENSE. For the six months ended June 30, 2000, the Company incurred interest expenses, net of interest income, of $493,338 compared to $263,364 for the six months ended June 30, 1999. This increase was primarily attributable to the increased borrowings by the Company.

         NET INCOME (LOSS). For the six months ended June 30, 2000, the Company had a net loss of $2,461,722 compared to a net loss of $2,939,610 for the six months ended June 30, 1999. The decrease in net loss was primarily due to continued development of the Company's customer base and the introduction of and sales generated by the SecureDrop(TM) product line. Basic loss per share was $0.23, based on 10,790,325 weighted average shares outstanding, for the six months ended June 30, 2000, compared to $0.38, based on 6,231,638 weighted shares outstanding, for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. As a result of the Company's efforts to transition from a development stage company to an operating company, it has generated cash flow deficits from operations, including cash used in operating activities of $2,938,039 and $3,561,764 in the six months ended June 30, 2000 and 1999, respectively. In addition, to fund its development activities, the Company used cash in investing activities of $314,638 and $943,020 in the six months ended June 30, 2000 and 1999, respectively. Consequently, the Company has been substantially dependent on cash from financing activities to fund development and operating activities, receiving cash from financing activities of $2,508,242 and $6,077,398 in the six months ended June 30, 2000 and 1999, respectively. The Company will continue to require cash from financing activities for both its current operating needs and to fund its anticipated expansion into non-gaming areas until operations begin to generate sufficient cash flow to provide for such cash requirements.

         CASH AND WORKING CAPITAL. At June 30, 2000, the Company had cash, cash equivalents and investments of $425,488, compared to $1,169,924 at December 31, 1999. At June 30, 2000, the Company's working capital was $520,423, compared to $599,944 at December 31, 1999. At June 30, 2000, the Company's current ratio, i.e. the ratio of current assets to current liabilities, was 1.13 compared to
1.21 at December 31, 1999. Until the Company's normalized cash flows from operations are achieved, the Company will be relying upon existing cash balances, accounts receivable, placements of debt or equity and institutional sources of debt and equity capital for working capital purposes.

         CASH FLOW. For the six months ended June 30, 2000, net cash used in operating activities was $2,938,039, compared to $3,561,764 for the six months ended June 30, 1999. Cash used in operating activities during the six months ended June 30, 2000, is net of depreciation and amortization of $400,165, compared to $116,366 for the six months ended June 30, 1999 and amortization of deferred interest of $150,554 for the six months ended June 30, 2000 compared to $78,433 for the six months ended June 30, 1999 and reflects increases in accounts receivable of $1,932,090, compared to $145,267 for the six months ended June 30, 1999; increases in inventory of $314,515, compared to $593,637 for the six months ended June 30, 1999; a decrease in prepaid expenses of $206,957, compared to a decrease of $6,801 for the six months ended June 30, 1999; decreases in other receivables of $108,863, compared to an increase of $55,305 for the six months ended June 30, 1999; increases in accounts payable of $571,813, compared to a decrease of $135,564 for the six months ended June 30, 1999; increases in accrued expenses of $267,484, compared to $46,435 for the six months ended June 30, 1999; and an increase in customer deposits of $64,452, compared to $59,584 for the six months ended June 30, 1999.

         For the six months ended June 30, 2000, the Company used net cash in investing activities of $314,638 compared to $943,020 for the six months ended June 30, 1999. Cash used in investing activities for the six months ended June 30, 2000 consisted primarily of the acquisition of equipment and tooling in the amount of $220,689, the acquisition of patents & trademarks in the amount of $22,455 and $71,494 for deposits.

         For the six months ended June 30, 2000, net cash provided by financing activities was $2,508,242, compared to $6,077,398 for the six months ended June 30, 1999. The decrease is attributable to the Company beginning to generate cash from sales of SecureDrop(TM) and Shufflers and its decreased reliance on cash from financing. Cash from financing activities consisted of $282,502 from the private placement of common stock, $1,450,000 from the placement of convertible notes and proceeds of $1,481,899 from leases payable, reduced by the repayment of leases payable of $654,431 and the repayment of shareholder loans of $51,728.

         CONVERTIBLE DEBT. On May 31, 2000, the Company cancelled the March 22, 2000, $200,000 10% Convertible Note and corresponding Subscription Agreement with VIP's Industries, an entity controlled by the Chairman of the Board of the Company, and entered into a Subscription Agreement pursuant to which the Company issued a 9.5% Convertible Note in the amount of $200,000. The debt accrues interest at 9.5% per annum until its maturity on May 31, 2001 and is convertible into restricted shares of the Company's common stock ("Common Stock") after May 31, 2001 at a rate of $2.75 per share. The Company received proceeds of $1,000,000 from the placement of a convertible note (the "Crabbe Note") in the second quarter of 2000. The Crabbe Note is with The James E. Crabbe Revocable Trust, a major stockholder of the Company, the Trustee of which is a director of the Company. The debt accrues interest at 9.5% per annum until its maturity on May 30, 2001 and is convertible into restricted shares of Common Stock after May 31, 2001 at a rate of $2.60 per share. The Company received proceeds of $150,000 from the placement of a convertible note (the "Huson Trust Note") in the second quarter of 2000. The Huson Trust Note is with The Richard S. Huson Revocable Trust, a major stockholder of the Company. The debt accrues interest at 9.5% per annum until its maturity on June 9, 2001 and is convertible into restricted shares of Common Stock after May 31, 2001 at a rate of $2.60 per share. The Company received proceeds of $100,000 from the placement of a convertible note (the "Eric Huson Note") in the second quarter of 2000. The Eric Huson Note is with Mr. Eric Huson, a director of the Company. The debt accrues interest at 9.5% per annum until its maturity on June 1, 2001 and is convertible into restricted shares of Common Stock after June 1, 2001 at a rate of $2.60 per share. For all of the above convertible debt placements, the holder may elect to extend the maturity date for up to four one-year periods. For each $50,000 of convertible debt purchased by the respective holder, the holder also received 12,500 warrants to purchase Common Stock for $2.60 a share. The proceeds from the convertible debt were used for general working capital purposes. The exemptions from registration relied upon by the Company for this private placement were Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

         PRIVATE PLACEMENT OF COMMON STOCK. On April 14, 2000 the Company entered into subscription agreements with four individuals whereby these individuals agreed to purchase in the aggregate 108,655 shares of Common Stock for $2.60 per share for an aggregate subscription amount of $282,503. The Company received the funds on April 18, 2000, and used the proceeds from this private placement for general working capital purposes. The exemptions from registration relied upon by the Company for this private placement were Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

         EQUIPMENT FINANCING. For the six months ended June 30, 2000, the Company received proceeds of $1,597,467 from a third-party leasing company through which the Company has financed most of its furniture, equipment, and tooling.

OUTLOOK

         Based on presently known commitments and plans, the Company believes that it will be able to fund its operations and required expenditures for the remainder of 2000 through cash on hand, cash flow from operations, cash from private placements of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, the Company will need to seek cash from private and/or public placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources.

RISK FACTORS AND FORWARD-LOOKING INFORMATION

         THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. SUCH STATEMENTS REFER TO EVENTS THAT COULD OCCUR IN THE FUTURE AND MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "INTEND," "PLAN," "BELIEVE," CORRELATIVE WORDS, AND OTHER EXPRESSIONS INDICATING THAT FUTURE EVENTS ARE CONTEMPLATED. SUCH STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS REPORT. IN ADDITION TO THE OTHER INFORMATION CONTAINED HEREIN AND THE RISK FACTORS DISCLOSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1999, INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS.

         LIMITED OPERATING RESULTS; NO INDEPENDENT MARKET RESEARCH OF POTENTIAL DEMAND FOR CURRENT OPERATIONS. Until January 2000, the Company was in the development stage and has begun to achieve limited sales of its products. The Company's activities have been limited to analyzing the gaming industry, consulting with persons in the gaming industry, negotiating interim financing arrangements, developing products, establishing a distribution network for its products, marketing its products to the gaming industry, manufacturing its products, applying for gaming approvals and commencing product sales. Although the Company anticipates significant sales development and revenue growth through the end of 2000, there is no guarantee that the Company will generate sufficient revenue to sustain its operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for the Company's business operations.

         ADDITIONAL FINANCING WILL BE REQUIRED. Based on presently known commitments and plans, the Company believes that it will be able to fund its operations and required expenditures for the remainder of 2000 through cash on hand, cash flow from operations, cash from private placement of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, the Company will need to seek cash from private and/or public placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources.

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

         INFLUENCE ON ELECTION OF DIRECTORS AND ALL OTHER MATTERS BY A CONTROLLING STOCKHOLDER. A certain stockholder of the Company has voting power over approximately 68% of the outstanding shares of common stock. As a result, this stockholder will be able to influence the election of directors and all other matters submitted to a vote of the Company's stockholders.

         UNCERTAINTY OF MARKET FOR COMPANY'S PRODUCTS. The Company has only recently completed development and begun distribution of SecureDrop(TM). Although the market appears to be receptive to the Company's products, there is no guarantee that the market will remain receptive and that the Company's future products will be received by the market in the same manner.

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

         RISKS OF PROPRIETARY PRODUCTS. The Company places its proprietary products, except SecureDrop(TM), in casinos under short-term lease arrangements, making these games susceptible to replacement due to pressure from competitors, changes in economic conditions, obsolescence, and declining popularity. The Company intends to maintain and expand the number of installed proprietary products through enhancement of existing products, introduction of new products, and customer service, but there can be no assurance that these efforts will be successful. Introduction of new proprietary products involves significant risks, including whether the Company will be able to place its products with casinos and in non-gaming industries, the economic terms on which these industries will accept the products, and the popularity of the products. The Company has filed trademark and patent applications to protect its intellectual property rights in certain of its trademarks and innovations on certain of its proprietary products, respectively. At this time, however, the United States Patent and Trademark Office has not acted upon all of these applications. There can be no assurance that the pending patent or trademark applications will actually issue as patents or trademark registrations or that any of these rights will not be infringed by others. Certain of the Company's products do or may have independent protection of the products and games themselves, and it is possible that competitors could produce a similar product without violating any legal rights of the Company. The Company intends to aggressively promote its trademarks to build goodwill and customer loyalty. There can be no assurance, however, that the Company will be successful in these efforts, that innovations will be subject to legal protection, or that the innovations will give a competitive advantage to the Company.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On August 8, 1998, Pinnacle Performance, Inc. ("Pinnacle") filed a complaint (Case No. CV OC 9705098D) in the District Court of the Fourth Judicial District of the State of Idaho, Ada County, Idaho, against the Company and a former employee of Pinnacle (who is now an employee of the Company). The complaint alleged claims for breach of contract and tortious interference with contract. The Court granted summary judgment in favor of the Company and vacated the trial. Plaintiff has appealed the granting of summary judgment in favor of the Company, and oral argument before the Idaho Court of Appeals has been scheduled for August 16, 2000.

         On November 22, 1999, Moll Industries, Inc. ("Moll") filed a complaint (Case No. 817296) against the Company in the Superior Court of the State of California for the County of Orange, California. The second amended complaint alleges claims for breach of contract, quantum meruit, an accounting, and declaratory relief, and arises from a dispute between the parties regarding the manufacture of parts for the Shuffler. The Company has answered Moll's Second Amended Complaint and has filed a cross-complaint for breach of contract and breach of implied covenant of good faith and fair dealing.

         On May 18, 2000, Heath Electronics Manufacturing Corporation ("Heath") filed a complaint (Case No. CV OC 00-02422D) against the Company in the District Court of the Fourth Judicial District of the State of Idaho, Ada County, Idaho. The Company has answered the Complaint, which requests payment for goods in the amount of $89,569 plus interest and costs, and has filed a counterclaim alleging claims for breach of contract, breach of express warranty, breach of the implied warranty of merchantability, and breach of the implied warranty of fitness for a particular purpose.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 14, 2000 the Company entered into subscription agreements with four individuals whereby these individuals agreed to purchase in the aggregate 108,655 shares of Common Stock for $2.60 per share for an aggregate subscription amount of $282,503. The Company received the funds on April 18, 2000, and used the proceeds from this private placement for general working capital purposes. The exemptions from registration relied upon by the Company for this private placement were Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

         The proceeds from the placement of convertible debt described in Note 3 to the financial statements contained in the Quarterly Report on 10-QSB were used for working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 19, 2000, through a written consent of stockholders, stockholders holding approximately 67.72% of the outstanding shares of the Company's common stock voted to approve, among other things, the amendment and restatement of the Company's Articles of Incorporation providing for a change in the Company's name from "CVI Technology, Inc." to "VendingData Corporation" and the amendment and restatement of the Company's Bylaws to reflect the same.

ITEM 5. OTHER INFORMATION.

         On August 3, 2000, the Company learned that information contained in its previous filings with the SEC and which pertains to Company Director, Ronald
O. Keil, is incorrect. Previous reports indicated that from August 1987 to May 1997, Mr. Keil was Chairman of the Board of Drypers Corporation. Mr. Keil, instead, served, from August 1987 to August 30, 1991, as Chairman of the Board of Verigon Corporation, which was sold, and the corporation's name changed to Drypers Corporation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.
             ---------

         Exhibit Number         Description
         --------------         -----------------------
            27.01               Financial Data Schedule

         (b) Reports on Form 8-K.
             --------------------

During the three month period ended June 30, 2000, the Company filed with the Securities and Exchange Commission Current Reports on Form 8-K, dated as of: (i) May 8, 2000, reporting the approval by the Company's Board of Directors of the change in the name of the Company from "Casinovations Incorporated" to "CVI Technology, Inc." and the creation of two wholly-owned subsidiaries; (ii) May 23, 2000, announcing the completion of the installation of its SecureDrop(TM) System at eight casinos worldwide, the beginning of installations at four additional casino properties in the United States, and the execution of agreements for installation of its SecureDrop(TM) System at ten casino properties worldwide; (iii) May 24, 2000 announcing the corporate name change of Casinovations Operating Corporation to Casinovations Inc., a wholly-owned subsidiary of CVI Technology, Inc.; (iv) June 2, 2000, announcing the appointment of James E. Crabbe and Eric S. Huson on May 25, 2000 to serve as members of the Company's Board of Directors, and the resignation of Jill Bayless from the Board of Directors; (v) June 9, 2000, announcing the completion of development of a new shuffler model, the Continuous Random Ejection Shuffler(TM); (vi) June 21, 2000, announcing approval by the Company's Board of Directors, and subject to stockholder approval, a change in the Company's name from CVI Technology Inc. to VendingData Corporation to reflect the expansion of the Company's business to industries outside the gaming industry; and (vii) June 28, 2000, announcing the delivery of fifty of its Random Ejection Shufflers(TM) to the Soaring Eagle Casino and Resort in Mount Pleasant, Michigan, an enterprise of the Saginaw Chippewa Indian Tribe of Michigan which represents the single largest shuffler placement in the history of the Company's operations.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VendingData Corporation
                                        ---------------------------------------
                                                   (Registrant)


Date:   August 14, 2000           By:    /s/  Michael C. McDonald
                                        ---------------------------------------
                                              Michael C. McDonald
                                  Its:  Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

        Exhibit Number         Description                        Page Number
        --------------         -----------------------            -----------
             27.01             Financial Data Schedule                20

                                  EXHIBIT 27.01
                             FINANCIAL DATA SCHEDULE