Form 10QSB
period 2000-09-30
VENDINGDATA CORP
filed 2000-11-14
CIK 1004673

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:            September 30, 2000
                                          --------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from:                    to
                                         ------------------     ----------------

Commission file number:                        000-25855
                        --------------------------------------------------------

                             VendingData Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                Nevada                                       91-1696010
-----------------------------------------            ---------------------------
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

        YES       X      NO
               -------         ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

        YES              NO
               -------         ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



   10,854,801 shares of common stock, $.001 par value, as of October 31, 2000
--------------------------------------------------------------------------------

         Transitional Small Business Disclosure Format (check one);

        YES              NO       X
               -------         ------

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                        VENDINGDATA CORPORATION
                                             BALANCE SHEET

                                                                          September 30,   December 31,
                                                                              2000            1999
                                                                          -------------   -------------
                                       ASSETS                              (UNAUDITED)
Current assets:
   Cash and cash equivalents                                              $    388,463    $  1,169,924
   Accounts receivable, trade                                                1,145,379         150,074
   Other receivables                                                            81,986         192,794
   Inventories                                                               2,217,552       1,642,195
   Prepaid expenses                                                             94,793         290,921
                                                                          -------------   -------------
     Total current assets                                                    3,928,173       3,445,908

Property and equipment, including revenue producing equipment,
   at cost, net of accumulated depreciation of  $1,150,144 and $532,797      2,468,602       2,851,637

Intangible assets, at cost, net of
   accumulated amortization of $84,032 and $75,065                             241,823         212,438
Deferred interest                                                              665,022         611,119
Deposits                                                                       597,418         507,823
                                                                          -------------   -------------
                                                                          $  7,901,037    $  7,628,925
                                                                          =============   =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:


   Notes and credit line payable                                          $  1,416,000     $         -
   Current portion of leases payable                                         1,704,134       1,266,631
   Accounts payable                                                            942,275         853,062
   Accrued expenses                                                            366,098         354,865
   Accrued interest                                                            207,060          95,209
   Current portion of stockholder loans                                        113,756         105,130
   Convertible debt                                                          1,650,000               -
   Customer deposits                                                           244,966         171,068
                                                                          -------------   -------------
     Total current liabilities                                               6,644,289       2,845,964

Leases payable                                                               3,157,913       2,480,394
Convertible debt                                                             1,500,000       1,500,000
Stockholder loans                                                              103,126         190,277
Deferred charges                                                               163,680               -
                                                                          -------------   -------------
     Total liabilities                                                      11,569,009       7,016,635

Stockholders' equity:
   Common stock, $.001 par value,
     40,000,000 shares authorized, 10,854,801 shares and
     10,746,144 shares issued and outstanding, respectively                     10,855          10,746
   Additional paid-in capital                                               17,238,756      16,956,363
   Deficit accumulated during development stage                            (20,917,583)    (16,354,821)
                                                                          -------------   -------------
     Total stockholders' equity                                             (3,667,972)        612,289
                                                                          -------------   -------------
                                                                          $  7,901,037    $  7,628,925
                                                                          =============   =============

                       See accompanying notes to unaudited financial statements.

                                                 -3-

                                      VENDINGDATA CORPORATION
                                      STATEMENT OF OPERATIONS
                   THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                            (UNAUDITED)

                                            Three Months Ended             Nine Months Ended
                                      September 30,   September 30,   September 30,   September 30,
                                          2000            1999            2000            1999
                                      -------------   -------------   -------------   -------------
Sales                                 $    111,211    $    (30,675)   $  2,572,184    $     51,325
Rental income                              242,141         201,851         843,012         352,216
Other income                                   205          19,091          56,820          35,741
                                      -------------   -------------   -------------   -------------
                                           353,557         190,267       3,472,016         439,282

Cost of sales                            1,002,533         396,176       3,493,517       1,511,816
                                      -------------   -------------   -------------   -------------
Gross margin                              (648,976)       (205,910)        (21,501)     (1,072,534)

General and administrative                 784,014       1,244,609       2,674,827       2,604,704
Research and development                   324,735         770,560       1,029,273       1,220,079
                                      -------------   -------------   -------------   -------------
(Loss) from operations                  (1,757,725)     (2,221,078)     (3,725,601)     (4,897,315)

Interest expense, net                      266,006         111,173         667,474         263,860
Interest expense - related parties          76,854          39,596         168,723         150,274
                                      -------------   -------------   -------------   -------------
                                           342,859         150,769         836,197         414,133
                                      -------------   -------------   -------------   -------------
(Loss) before income taxes              (2,100,584)     (2,371,848)     (4,561,798)     (5,311,448)
Provision for income taxes                     456               -             964               -
Net income (loss)                     $ (2,101,040)   $ (2,371,848)   $ (4,562,762)   $ (5,311,448)
                                      =============   =============   =============   =============

Basic earnings (loss) per share       $      (0.19)   $      (0.24)   $      (0.42)   $      (0.61)
                                      =============   =============   =============   =============

Weighted average shares outstanding     10,854,801      10,039,273      10,811,974       8,687,229
                                      =============   =============   =============   =============

                     See accompanying notes to unaudited financial statements.

                                                -4-

                               VENDINGDATA CORPORATION
                               STATEMENT OF CASH FLOWS
                    NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                     (UNAUDITED)

                                                              Nine Months Ended
                                                        -----------------------------
                                                        September 30,   September 30,
                                                            2000            1999
                                                        -------------   -------------
Net (loss)                                              $ (4,562,762)   $ (5,311,448)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                           641,111         256,545
     Amortization of deferred interest                       227,217         103,133
   Changes in assets and liabilities:
     (Increase) decrease in trade accounts receivable       (995,305)       (178,097)
     (Increase) decrease in other receivables                110,808      (2,655,712)
     (Increase) decrease in inventory                       (575,357)       (998,784)
     (Increase) decrease in prepaid expenses                 196,128         (35,362)
     Increase (decrease) in accounts payable                  89,214         197,369
     Increase (decrease) in accrued expenses                 123,085         (33,970)
     Increase (decrease) in customer deposits                 73,898          85,755
     Increase (decrease) in deferred charges                 163,680               -
                                                        -------------   -------------
       Total adjustments                                      54,480       3,259,123
                                                        -------------   -------------

Net cash (used in) operating activities                   (4,508,282)     (8,570,571)
                                                        -------------   -------------

Cash flows from investing activities:
   Acquisition of plant and equipment                       (258,076)       (631,602)
   Equipment produced and held for rental                          -      (1,817,200)
   Increase in patents and trademarks                        (29,384)        (41,996)
   Deposits                                                  (89,596)       (380,494)
                                                        -------------   -------------
Net cash (used in) investing activities                     (377,056)     (2,871,292)
                                                        -------------   -------------

Cash flows from financing activities:
   Common stock sold for cash                                282,502      10,753,916
   Payment for rescinded stock subscription agreement              -        (450,000)
   Repayment of long-term debt                                     -         (17,180)
   Repayment of shareholder loans                            (78,525)     (1,064,632)
   Proceeds from leases payable                            1,850,675       1,979,183
   Repayment of leases payable                            (1,016,774)       (227,438)
   Proceeds from convertible debentures                    1,650,000       1,500,000
   Proceeds from notes payable                             1,416,000               -
   Repayment of notes payable                                      -        (197,383)
                                                        -------------   -------------

Net cash provided by financing activities                  4,103,878      12,276,467
                                                        -------------   -------------

Increase (decrease) in cash                                 (781,460)        834,603
Cash and cash equivalents, beginning of period             1,169,924         200,749
                                                        -------------   -------------
   Cash and cash equivalents, end of period             $    388,464    $  1,035,352
                                                        =============   =============

              See accompanying notes to unaudited financial statements.

                                         -5-

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


NOTE 3 - CONVERTIBLE DEBT.

The Company received $100,000 from the placement of a convertible note (the "Jaslow Note Dated 8/18/2000") in the third quarter of 2000. The Jaslow Note Dated 8/18/2000 was issued to Richard S. Jaslow, a director of the Company. The Jaslow Note Dated 8/18/2000 accrues interest at 9.5% per annum until its maturity on August 18, 2001 and is convertible into restricted shares of the Company's $.001 par value common stock ("Common Stock") after August 18, 2001 at a rate of $2.60 per share.

The Company received $100,000 from the placement of a convertible note (the "Jaslow Note Dated 7/20/00") in the third quarter of 2000. The Jaslow Note Dated 7/20/00 was issued to Richard S. Jaslow, a director of the Company. The Jaslow Note Dated 7/20/00 accrues interest at 9.5% per annum until its maturity on July 20, 2001 and is convertible into restricted shares of Common Stock after July 20, 2001 at a rate of $2.60 per share.

The Company received $100,000 from the placement of a convertible note (the "Ronald Keil Note") in the second quarter of 2000. The Ronald Keil Note was issued to Ronald S. Keil, a director of the Company. The Ronald Keil Note accrues interest at 9.5% per annum until its maturity on September 28, 2001 and is convertible into restricted shares of Common Stock after September 28, 2001 at a rate of $2.60 per share.

For all of the above convertible debt placements, the holder may elect to extend the maturity date for up to four one-year periods. For each $50,000 of convertible debt purchased by the respective holder, the holder also received warrants to purchase 12,500 shares of Common Stock for $2.60 per share. On May 25, 2000, the Company's Board of Directors, with each director abstaining as to consideration of such director's convertible note purchase, authorized a $2.2 million convertible debt program representing debt convertible into a maximum of 846,153 shares of Common Stock at $2.60 per share. The convertible debt was authorized to be issued in $50,000 units, each consisting of 12,500 warrants and the right to convert the debt into 19,230 shares of Common Stock. The proceeds from the convertible debt were used for general working capital purposes. The exemptions from registration relied upon by the Company for these private placements were Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.


NOTE 4 - EQUIPMENT FINANCING.

For the three months ending September 30, 2000, the Company received proceeds of $357,000 from a third-party leasing company through which the Company has financed most of its furniture, equipment, and tooling. The leases have a mandatory buyout and a term of 36 to 39 months.


NOTE 5 - LINE OF CREDIT.

The Company has obtained a $1,200,000 line of credit based on a percentage of the Company's accounts receivable and inventory. At September 30, 2000 the Company had drawn $450,000 of the line. The line is collateralized by the accounts receivable, inventory and most other non-collateralized assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATEMENT ON FORWARD-LOOKING INFORMATION

         Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as statements relating to plans for future expansion, capital spending, future operations, sources of liquidity and financing sources. Such statements refer to events that could occur in the future and may be identified by the use of words such as "intend," "plan," "believe," correlative words, and other expressions indicating that future events are contemplated. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to liquidity requirements for the Company, the continued growth of the gaming industry, the success of the Company's product-development, marketing and sales activities, vigorous competition in the gaming industry, dependence on existing management, gaming regulations (including actions affecting licensing and product approvals), leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, and changes in federal or state tax laws or the administration of such laws. For a description of additional risk factors and information related to forward-looking statements, see "Risk Factors and Forward-Looking Information" below.

OVERVIEW

         The Company's primary business is the development, manufacturing and marketing of various gaming concepts and products that increase the security, productivity, accounting and profitability for the global gaming industry.

         From inception, the Company has been a "Development Stage Company" performing research and development, product prototyping, and field testing of products, developing of manufacturing capabilities, acquiring inventory, developing distribution channels, staffing and obtaining a building with sufficient capacity to house future growth. Beginning in the first quarter of 2000, the Company had sufficient sales development and revenue growth to be considered an operating company.

         As of September 30, 2000, the Company had placed 511 Random Ejection Shufflers(TM) (the "Shufflers") under rental contracts. The Company maintains parts inventories required to build additional Shufflers. On July 25, 2000, the Nevada Gaming Control Board approved the Company's Continous Random Ejection Shuffler, and on October 6, 2000, approved the Company's SecureDrop(TM) Mobile Scale System. On October 12, 2000 the Mississippi Gaming Commission approved the SecureDrop(TM) 2000 system, and on October 23, 2000 the Gaming Board for the Commonwealth of the Bahamas approved the Shuffler. The Company believes that customer interest in both the Shuffler and SecureDrop(TM) products continues to be strong.

         The following discussion summarizes the Company's results of operations for the three months ended September 30, 2000 and 1999, the nine months ended September 30, 2000 and 1999 and the Company's liquidity and capital resources.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         REVENUES. For the three months ended September 30, 2000, the Company generated total revenues of $353,557 compared to $190,267 for the three months ended September 30, 1999. The revenues for the three months ended September 30, 2000, consisted of Shuffler rentals of $242,141, SecureDrop(TM) sales of $111,211, and other sales of $205. The Company believes revenue will continue to increase through additional SecureDrop(TM) sales, sales of Shufflers through international distributors and continued Shuffler rental.

         COST OF SALES. For the three months ended September 30, 2000, the cost of sales was $1,002,533 compared to $396,176 for the three months ended September 30, 1999. The cost of sales for the three months ended September 30, 2000, consisted of approximately $221,372 for SecureDrop(TM), $98,560 for depreciation expense associated with the Shufflers held for rental, $191,992 for costs related to servicing the Shufflers held for rental, $525 for costs related to sales of the Shuffler, and $490,084 for labor and other manufacturing costs. The increase in cost of sales was due to the increase in Shuffler sales and rentals and SecureDrop(TM) sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 2000, selling, general and administrative expenses decreased approximately $460,595, or approximately 37%, to $784,014, compared to $1,244,609 for the three months ended September 30, 1999. For the three months ended September 30, 2000, selling, general and administrative expenses included: salaries and related costs of $282,335; advertising and marketing services of $7,004; gaming industry show costs of $12,503; travel and entertainment costs of $77,189; printing and office expenses of $39,827; depreciation and amortization of $85,431; office rent and utilities of $105,554; professional fees of $50,663; bad debt accrual of $43,580 and $79,958 in other miscellaneous expenses. The decrease for the quarter is primarily due to decreases in advertising and marketing services, gaming industry show costs and travel and entertainment.

         RESEARCH AND DEVELOPMENT. For the three months ended September 30, 2000, research and development expenses decreased $445,825, or approximately 58%, to $324,735, compared to $770,560 for the three months ended September 30, 1999. The decrease is due to completion of the development of the SecureDrop(TM) 2000 and 3000 series and Mobile Scale System.

         INTEREST EXPENSE. For the three months ended September 30, 2000, the Company incurred interest expenses, net of interest income, of $342,859 compared to $150,769 for the three months ended September 30, 1999. This increase was primarily attributable to the increased borrowings by the Company.

         NET INCOME (LOSS). For the three months ended September 30, 2000, the Company had a net loss of $2,101,040, compared to a net loss of $2,371,848 for the three months ended September 30, 1999. The decrease in net loss was primarily due to decreases in selling, general and administrative expenses of $460,595 and decreases in research & development of $445,825, which was offset by an increase in negative gross margin of $443,066. Basic loss per share was $0.19, based on 10,854,801 weighted average shares outstanding, for the three months ended September 30, 2000, compared to $0.24, based on 10,039,273 weighted shares outstanding, for the three months ended September 30, 1999.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         REVENUES. For the nine months ended September 30, 2000, the Company generated total revenues of $3,472,016 compared to $439,282 for the nine months ended September 30, 1999. The revenues for the nine months ended September 30, 2000, consisted of Shuffler rentals of $785,970, Shuffler sales of $651,910, SecureDrop(TM) sales of $1,920,274, casino game rentals and sales of $57,042 and other sales of $56,820. The Company believes revenue will continue to increase through additional SecureDrop(TM) sales, Shuffler sales through international distributors and continued Shuffler rentals. The Company eliminated its casino game rental business in early 2000.

         COST OF SALES. For the nine months ended September 30, 2000, the cost of sales was $3,493,517, compared to $1,511,816 for the nine months ended September 30, 1999. The cost of sales for the nine months ended September 30, 2000, consisted of approximately $1,385,207 for SecureDrop(TM), $295,680 for depreciation expense associated with the Shufflers held for rental, $641,348 for costs related to servicing the Shufflers held for rental, $217,416 for costs related to sales of the Shuffler, and $953,866 for labor and other manufacturing costs in excess of the Company's estimated total manufacturing costs. The increase in cost of sales was due to the increase in Shuffler sales and rentals and SecureDrop(TM) sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended September 30, 2000, selling, general and administrative expenses increased approximately $70,123, or approximately 3%, to $2,674,827, compared to $2,604,704 for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses included: salaries and related costs of $1,073,631; advertising and marketing services of $44,038; gaming industry show costs of $199,312; travel and entertainment costs of $262,170; printing and office expenses of $118,996; depreciation and amortization of $207,258; office rent and utilities of $257,345; professional fees of $136,099; bad debt accrual of $236,109 and $139,869 in other miscellaneous expenses.

         RESEARCH AND DEVELOPMENT. For the nine months ended September 30, 2000, research and development expenses decreased $190,806, or approximately 105%, to $1,029,273 compared to $1,220,079 for the nine months ended September 30, 1999. The decrease is due to completion of the development of the SecureDrop(TM) 3000 series and Mobile Scale System.

         INTEREST EXPENSE. For the nine months ended September 30, 2000, the Company incurred interest expenses, net of interest income, of $836,197 compared to $414,133 for the nine months ended September 30, 1999. This increase was primarily attributable to the increased borrowings by the Company.

         NET INCOME (LOSS). For the nine months ended September 30, 2000, the Company had a net loss of $4,562,762 compared to a net loss of $5,311,448 for the nine months ended September 30, 1999. The $748,686 decrease in net loss was primarily due a decrease in negative gross margin of $1,051,033 offset by an increase of interest expense of $422,064. Basic loss per share was $0.42, based on 10,811,974 weighted average shares outstanding, for the nine months ended September 30, 2000, compared to $0.61, based on 8,687,229 weighted shares outstanding, for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. The Company has generated cash flow deficits from operations, including cash used in operating activities of $4,508,282 and $8,570,571 in the nine months ended September 30, 2000 and 1999, respectively, as it has transitioned from a development stage company to an operating company. To fund development activities, the Company used cash in investing activities of $377,056 and $2,871,292 in the nine months ended September 30, 2000 and 1999, respectively. Consequently, the Company has been substantially dependent on cash from financing activities to fund development and operating activities, receiving cash from financing activities of $4,103,878 and $12,276,467 in the nine months ended September 30, 2000 and 1999, respectively. The Company will continue to require cash from financing activities for both its current operating needs and to fund its anticipated expansion into non-gaming sales markets until operations begin to generate sufficient cash flow to support such cash requirements.

         CASH AND WORKING CAPITAL. At September 30, 2000, the Company had cash, cash equivalents and investments of $388,463, compared to $1,169,924 at December 31, 1999. At September 30, 2000, the Company's working capital was $(2,716,116), compared to $599,944 at December 31, 1999. At September 30, 2000, the Company's current ratio, I.E. the ratio of current assets to current liabilities, was 0.60 compared to 1.21 at December 31, 1999. The decrease in the Company's working capital position is due primarily to the $1,650,000 in convertible notes and the $1,416,000 in notes discussed below having a term of one year or less. Until the Company's normalized cash flows from operations are achieved, the Company will be relying upon existing cash balances, accounts receivable collections, placements of debt or equity and institutional sources of debt and equity capital for working capital purposes.

         CASH FLOW. For the nine months ended September 30, 2000, net cash used in operating activities was $4,508,282, compared to $8,570,571 for the nine months ended September 30, 1999. Cash used in operating activities during the nine months ended September 30, 2000, is net of depreciation and amortization of $641,111, compared to $256,545 for the nine months ended September 30, 1999 and amortization of deferred interest of $227,217 for the nine months ended September 30, 2000, compared to $103,133 for the nine months ended September 30, 1999 and reflects increases in accounts receivable of $995,305, compared to $178,097 for the nine months ended September 30, 1999; increases in inventory of $575,357, compared to $998,784 for the nine months ended September 30, 1999; a decrease in prepaid expenses of $196,128, compared to an increase of $35,362 for the nine months ended September 30, 1999; decreases in other receivables of $110,808, compared to an increase of $2,655,712 for the nine months ended September 30, 1999; increases in accounts payable of $89,214, compared to a decrease of $197,369 for the nine months ended September 30, 1999; increases in accrued expenses of $123,085, compared to a decrease of $33,970 for the nine months ended September 30, 1999; increases in customer deposits of $73,898, compared to $85,755 for the nine months ended September 30, 1999; and an increase in deferred charges of $163,680, compared to $0 for the nine months ended September 30, 1999.

         For the nine months ended September 30, 2000, the Company used net cash from investing activities of $377,056 compared to $2,871,292 for the nine months ended September 30, 1999. Cash used in investing activities for the nine months ended September 30, 2000 was used primarily for the acquisition of equipment and tooling in the amount of $258,076, the acquisition of patents and trademarks in the amount of $29,384 and deposits of $89,596.

         For the nine months ended September 30, 2000, net cash provided by financing activities was $4,103,878 compared to $12,276,467 for the nine months ended September 30, 1999. The decrease is attributable to the Company beginning to generate cash from sales of SecureDrop(TM) and Shufflers and its decreased reliance on cash from financing. Cash from financing activities consisted of $282,502 from the private placement of common stock, $1,650,000 from the placement of convertible notes and proceeds of $1,850,675 from leases payable, reduced by the repayment of leases payable of $1,016,774, the repayment of shareholder loans of $78,525 and $1,416,000 from the private placement of notes.

         CONVERTIBLE DEBT. The Company received $100,000 from the placement of a convertible note (the "Jaslow Note Dated 8/18/2000") in the third quarter of 2000. The Jaslow Note Dated 8/18/2000 was issued to Richard S. Jaslow, a director of the Company. The Jaslow Note Dated 8/18/2000 accrues interest at 9.5% per annum until its maturity on August 18, 2001 and is convertible into restricted shares of the Company's $.001 par value common stock ("Common Stock") after August 18, 2001 at a rate of $2.60 per share.

The Company received $100,000 from the placement of a convertible note (the "Jaslow Note Dated 7/20/00") in the third quarter of 2000. The Jaslow Note Dated 7/20/00 was issued to Richard S. Jaslow, a director of the Company. The Jaslow Note Dated 7/20/00 accrues interest at 9.5% per annum until its maturity on July 20, 2001 and is convertible into restricted shares of Common Stock after July 20, 2001 at a rate of $2.60 per share.

The Company received $100,000 from the placement of a convertible note (the "Ronald Keil Note") in the second quarter of 2000. The Ronald Keil Note was issued to Ronald S. Keil, a director of the Company. The Ronald Keil Note accrues interest at 9.5% per annum until its maturity on September 28, 2001 and is convertible into restricted shares of Common Stock after September 28, 2001 at a rate of $2.60 per share.

For all of the above convertible debt placements, the holder may elect to extend the maturity date for up to four one-year periods. For each $50,000 of convertible debt purchased by the respective holder, the holder also received warrants to purchase 12,500 shares of Common Stock for $2.60 per share. On May 25, 2000, the Company's Board of Directors, with each director abstaining as to consideration of such director's convertible note purchase, authorized a $2.2 million convertible debt program representing debt convertible into a maximum of 846,153 shares of Common Stock at $2.60 per share. The convertible debt was authorized to be issued in $50,000 units, each consisting of 12,500 warrants and the right to convert the debt into 19,230 shares of Common Stock. The proceeds from the convertible debt were used for general working capital purposes. The exemptions from registration relied upon by the Company for these private placements were Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

EQUIPMENT FINANCING. For the three months ending September 30, 2000, the Company received proceeds of $357,000 from a third-party leasing company through which the Company has financed most of its furniture, equipment, and tooling. The leases have a mandatory buyout and a term of 36 to 39 months.

LINE OF CREDIT. The Company has obtained a $1,200,000 line of credit based on a percentage of the Company's accounts receivable and inventory. At September 30, 2000 the Company had drawn $450,000 of the line. The line is collateralized by the accounts receivable, inventory and most other non-collateralized assets.

OUTLOOK

         Based on presently known commitments and plans, the Company believes that it will be able to fund its operations and required expenditures for the remainder of 2000 through cash on hand, cash flow from operations, cash from private placements of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, the Company will need to seek cash from public placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources necessary to fund the Company's operations in the upcoming year.

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

         ADDITIONAL FINANCING WILL BE REQUIRED. Based on presently known commitments and plans, the Company believes that it will be able to fund its operations and required expenditures for the remainder of 2000 through cash on hand, cash flow from operations, cash from private placements of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, the Company will need to seek cash from public placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources necessary to fund the Company's operations in the upcoming year.

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

         REGULATION. The gaming industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming regulatory authorities of each jurisdiction. Generally, the Company and other entities which seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization) which are then reviewed for approval. The Company may incur significant expenses in seeking to obtain approvals for its gaming products and concepts, and no assurance can be given that its products will be approved in any particular jurisdiction. The failure to obtain such approval in any jurisdiction in which the Company may seek to introduce its products or concepts could have a material adverse effect on the Company's business.

         INFLUENCE ON ELECTION OF DIRECTORS AND ALL OTHER MATTERS BY A CONTROLLING STOCKHOLDER. A certain stockholder of the Company has voting power over approximately 55% of the outstanding shares of common stock. As a result, this stockholder will be able to influence the election of directors and all other matters submitted to a vote of the Company's stockholders.

         UNCERTAINTY OF MARKET FOR COMPANY'S PRODUCTS. Although the market appears to be receptive to the Company's products, there is no guarantee that the market will remain receptive or that the market will receive the Company's future products in the same manner.

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

         RISKS OF PROPRIETARY PRODUCTS. The Company places its proprietary products, except SecureDrop(TM), in casinos under short-term lease arrangements, making these products susceptible to replacement due to pressure from competitors, changes in economic conditions, obsolescence, and declining popularity. The Company intends to maintain and expand the number of installed proprietary products through enhancement of existing products, introduction of new products, and customer service, but there can be no assurance that these efforts will be successful. Introduction of new proprietary products involves significant risks, including whether the Company will be able to place its products with casinos and in non-gaming industries, the economic terms on which these industries will accept the products, and the popularity of the products. The Company has filed trademark and patent applications to protect its intellectual property rights in certain of its trademarks and innovations on certain of its proprietary products, respectively. At this time, however, the United States Patent and Trademark Office has not acted upon all of these applications. There can be no assurance that the pending patent or trademark applications will actually issue as patents or trademark registrations or that any of these rights will not be infringed by others. Certain of the Company's products do or may have independent protection of the products themselves, and it is possible that competitors could produce a similar product without violating any legal rights of the Company. The Company intends to aggressively promote its trademarks to build goodwill and customer loyalty. There can be no assurance, however, that the Company will be successful in these efforts, that innovations will be subject to legal protection, or that the innovations will give a competitive advantage to the Company.

         LACK OF DIVIDENDS. There can be no assurance that the operations of the Company will become profitable. At the present time, the Company intends to use any earnings that may be generated to finance the growth of the Company's business.

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

         VULNERABILITY TO FLUCTUATIONS IN THE ECONOMY. Demand for the Company's products is dependent on, among other things, general economic conditions and international currency fluctuations that are cyclical in nature. Prolonged recessionary periods may be damaging to the Company.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On August 8, 1998, Pinnacle Performance, Inc. ("Pinnacle") filed a complaint (Case No. CV OC 9705098D) in the District Court of the Fourth Judicial District of the State of Idaho, Ada County, against the Company and a former employee of Pinnacle (who is now an employee of the Company). The complaint alleged claims for breach of contract and tortious interference with contract. The Court granted summary judgment in favor of the Company and vacated the trial. Plaintiff has appealed the granting of summary judgment in favor of the Company. The parties presented oral arguments before the Idaho Court of Appeals on August 16, 2000, and are awaiting the ruling of the Court.

         On November 22, 1999, Moll Industries, Inc. ("Moll") filed a complaint (Case No. 817296) against the Company in the Superior Court of the State of California, Orange County. The Company filed a cross-complaint against Moll, and the parties have agreed to resolve this matter without the further intervention of the court. A settlement agreement, the fulfillment of which will lead to the dismissal of this litigation, is being prepared for the parties' signatures.

         On May 18, 2000, Heath Electronics Manufacturing Corporation ("Heath") filed a complaint (Case No. CV OC 00-02422D) against the Company in the District Court of the Fourth Judicial District of the State of Idaho, Ada County. The Company has answered the complaint, which requests payment for goods in the amount of $89,569 plus interest and costs, and has filed a counterclaim alleging claims for breach of contract, breach of express warranty, breach of the implied warranty of merchantability, and breach of the implied warranty of fitness for a particular purpose. Trial has been set for June 18, 2001.

         On August 16, 2000, Bon Temps Roule, Inc. and other plaintiffs (collectively "Bon Temps") filed a complaint (Case No. 00CC09840) against the Company, Joe Stapley, and Travis Morgan Securities, Inc. in the Superior Court of the State of California, Orange County. The complaint alleges claims for the sale and purchase of securities based upon misrepresentations and requests rescission of certain stock purchase transactions. On October 25, 2000, the Company filed a demurrer to the complaint and a motion to strike.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The proceeds from the placement of convertible debt described in Note 3 to the financial statements contained in the Quarterly Report on 10-QSB were used for working capital purposes.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company is currently in default on interest payments for two 9.5% convertible notes due 2/15/2004. The total amount of the notes is $1,150,000, and the total arrearage of the interest is $109,250. The Company is currently negotiating a permanent resolution.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.
         --------

         Exhibit Number         Description
         --------------         -----------
             27.01              Financial Data Schedule

(b)      Reports on Form 8-K.
         -------------------

During the three month period ended September 30, 2000, the Company filed with the Securities and Exchange Commission a Form 8-K on July 28, 2000, reporting
(i) the corporate name change from CVI Technology, Inc. to VendingData Corporation and (ii) the results of its Annual Meeting of Stockholders held on July 14, 2000.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  VendingData Corporation
                                          --------------------------------------
                                                       (Registrant)


Date:  November 13, 2000         By:      /s/ Michael C. McDonald
                                          --------------------------------------
                                          Michael C. McDonald
                                 Its:     Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


Exhibit Number              Description                             Page Number
--------------              -----------                             -----------
    27.01                   Financial Data Schedule                      20