Form 10KSB
period 2000-12-31
VENDINGDATA CORP
filed 2001-03-30
CIK 1004673

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                         For the fiscal year ended         December 31, 2000
                                                        -----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from __________ to __________

                         Commission file number                000-25855
                                                        -----------------------

                             VendingData Corporation
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                     91-1696010
---------------------------------------     ------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

         6830 Spencer Street, Las Vegas, Nevada                       89119
-------------------------------------------------------------     --------------
(Address and telephone number of principal executive offices)       (Zip Code)

Issuer's telephone number:                                   (702) 733-7195
                                                        -----------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered

--------------------------------       -----------------------------------------
--------------------------------       -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                              (Title of each class)

--------------------------------------------------------------------------------
                              (Title of each class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:    $4,432,769

         State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $9,541,253 ($2.60 per share as of January 31, 2001)

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.001 par value      10,854,801 shares as of January 31, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                CAUTIONARY NOTICE

         This Annual Report of VendingData Corporation on Form 10-KSB contains forward-looking statements in which the management of VendingData Corporation shares its knowledge and judgment about factors which it believes may materially affect the performance of VendingData Corporation in the future. Terms expressing future expectations, outlook potential and anticipated growth in gaming and non-gaming industries, revenues and earnings, and like expressions typically identify such statements.

         All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. Such forward looking statements involve known & unknown risks, uncertainties and other important factors that could cause actual results, performance or achievements of the Company or industry results to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions; industry trends; competition; changes in business strategies and development plans; availability of capital, changes in or the failure or inability to comply with governmental regulations; dependence on key personnel and other factors.

         Forward-looking statements speak only as of the date they are made, and readers are warned that VendingData Corporation undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

         Readers are urged to carefully review and consider disclosures made by VendingData Corporation in this and other reports which discuss factors germane to the business of VendingData Corporation. See Part II. "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Forward-Looking Information."

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         VendingData Corporation, a Nevada corporation (the "Company"), maintains its principal offices and manufacturing facilities at 6830 Spencer Street, Las Vegas, Nevada 89119. Its telephone number and facsimile number are
(702) 733-7195 and (702) 733-7197, respectively. The Company's primary business is the development, manufacturing and marketing of various concepts and products focused primarily on products that increase security, productivity and profitability for the gaming industry. The Company's initial product research and development included playing cards, several table games, video machines, card shufflers, video recognition systems and automated dealing shoes. In 1998, new management shifted the Company's focus to a few main products representing the largest potential for growth. The Company's principal products are the Random Ejection Shuffler(TM), a computer-based card shuffling device introduced in early 1999, and the SecureDrop(TM) Slot Accounting System (the "SecureDrop(TM) System"), which was introduced in September 1999. In addition to these product lines, the Company also offers other gaming-related products, such as table games and playing cards.

         The Company was incorporated in the State of Washington on September 21, 1995, and reincorporated in Nevada on March 4, 1999. In March 2000, the Company amended its Articles of Incorporation to change the name of the Company from "Casinovations Incorporated" to "CVI Technology, Inc." In June 2000, the Company again amended its Articles of Incorporation to change the name of the Company from "CVI Technology, Inc." to "VendingData Corporation."

         The Company has three wholly-owned Nevada subsidiaries, Casinovations Sales Incorporated, which has received approval from the Mississippi Gaming Commission for the conduct of business in Mississippi; Casinovations, Inc., which focuses on the Company's Shuffler-related products and services; and VendingData.com, Inc., which will focus on expanding the Company's technology-based products to certain non-gaming markets.

         RECENT DEVELOPMENTS

         On March 26, 2001, the Company purchased out of bankruptcy proceedings, the tangible and intangible assets belonging to Spintek Gaming Technologies, Inc., a California corporation, Spintek Gaming, Inc., a Nevada corporation, and Spinteknology, Inc., a Nevada corporation (collectively "Spintek"). These assets include equipment, supplies, inventory, and intellectual property, including all patent rights, pending patent applications, registered trademarks, pending trademark applications, copyrights, and other assets related to a slot machine hopper and the technology for determining its contents and for transmitting collection and accounting data under the registered names AccuSystem(R), including the AccuHopper(R), the AccuBoard, and the AccuDrop (collectively the "AccuSystem"). The Company plans to reintroduce these products under the trade name SecureHopper(TM). The Company paid $150,000 in cash and issued 225,000 shares of restricted common stock with piggyback registration rights and 225,000 Warrants exercisable at $10.00 per share, plus 50% of gross revenue in excess of $175,000 for the sale of inventory from the assets purchased.

         The Company's Board of Directors (the "Board") presently consists of six persons. As of February 1, 2001, the Company reconfigured the Board through an amendment to its Bylaws that removed the classification of directors from the Board. As a result of this reconfiguration, the terms of Richard S. Jaslow and Ronald O. Keil will expire upon the election of their respective successors, who shall be nominated to the Board. In addition, Eric S. Huson shall resign from the Board, reducing the number of the Company's directors from six to five. However, since Bob L. Smith and James E. Crabbe have each been elected to terms of three years, expiring in 2002 and 2003, respectively, the classification of the Board shall be eliminated in its entirety in 2003. For additional information, see Part III, "Item 9. Directors, Executive Officers, Promoters and Control Persons."

         On December 14, 2000, the Company entered into an agreement with Josephthal & Co. Inc. ("Josephthal") to act as its exclusive agent with respect to the Company's proposed private placement of convertible debentures. As compensation, the Company agreed to provide Josephthal with, among other things, a retainer, transaction fees on the amounts raised and warrants to purchase shares of the Company's common stock. In addition, as part of this agreement, an affiliate of Josephthal has provided the Company with a $500,000 secured credit facility. For additional information, see Part II, "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Forward-Looking Information - Influence by Josephthal."

         SECUREDROP(TM) SYSTEM

         Almost every slot machine in the world accepts coins in order to play the game. These coins drop into a container inside the slot machine called a "drop bucket" which contains the profits from the slot machine. Traditionally, the procedure in most casinos is that the drop buckets are collected from each gaming machine, stacked on an open cart, brought to the count room, correlated to a specific machine and weighed. The coins are counted, and the actual amounts are reconciled with the electronic data from each machine. This process is time consuming, labor intensive, inefficient, error prone and vulnerable from a security perspective. For example, a casino with 200 slot machines may take 4-6 hours to complete the process, and a Las Vegas mega-size casino with 2,000 slot machines may take up to 11 hours to complete the coin collection process.

         The Company launched the SecureDrop(TM) System in September 1999 to provide casino operators with time and labor savings, enhanced security and accountability in the slot machine coin collection process. The technology utilizes a specially designed bucket that houses a memory chip, which works in conjunction with a sensor base beneath the gaming machine. The electronic chip system tracks each coin dropped during play, automatically tracks to which machine the drop bucket belongs and transfers the data for electronic processing. Using a cart with a built-in scale, data recording device and lock-box (the "Mobile Scale"), the coins are weighed using a highly sensitive electronic scale, all of the relevant information is captured from the bucket's memory chip, the coins are emptied into a mobile coin vault, the drop bucket is cleared of its data and reset, the drop bucket is replaced in any machine, and the machine becomes immediately available for play.

         Since gaming machine operators experience some loss of revenues through lack of financial accountability, a key function of the SecureDrop(TM) System is to provide the operator with reliable information to track the number of coins in the coin bucket from the time it is removed from the machine to the time the coins are secured in the Mobile Scale's secured vault and brought to the count room.

         Once the Mobile Scale's coin vault is transported to the secure count room of the casino, the coins are moved to a coin wrapping machine using automated conveyor systems provided by the Company. These conveyor systems are designed and built to interface with the existing coin wrapping equipment already owned by the casino, allowing for easy installation. The collected data is then electronically transferred to the casino's accounting system.

         Management estimates that some of the best run casinos experience a 0.5% to 0.9% shortfall in actual coins arriving in the count rooms and that some operators have losses as high as several percentage points. With the SecureDrop(TM) System, discrepancies are negligible (0.2% or less), and personnel and collection times are cut by 40%-60%. These factors provide the potential for a rapid return on investment.

         In order to address the differing needs of its customers, the Company has created a product series for the SecureDrop(TM) System that currently consists of the 2000 and 3000 series and will soon include the 5000 series.

         SECUREDROP(TM) 2000 SYSTEM

         The SecureDrop(TM) 2000 System offers electronic identification and time/date stamps and interfaces with the customer's current data system. It also enables gaming operators to electronically track all buckets and slot machines on the floor and provide gaming operators with more accurate data collection and labor savings.

         The Company has received approval or approval waivers for SecureDrop(TM) 2000 System from the Nevada Gaming Control Board (the "Nevada Board") and gaming regulators in Colorado, Illinois, Indiana, Iowa, Michigan, Mississippi, North Dakota, Saskatchewan, Canada, and from various Native American gaming regulators.

         SECUREDROP(TM) 3000 SYSTEM

         The SecureDrop(TM) 3000 System adds the ability to track and record up to five `hard meters' from a slot machine for gaming properties that do not have on-line accounting systems. The system will record data such as (1) coins in,
(2) coins out, and (3) coins paid by the attendant. The system determines any variance between the machine's recorded coin count and the actual weight amount and provides an efficient method to collect key data from the machines on the floor.

         SECUREDROP(TM) MOBILE SCALE SYSTEM

         The SecureDrop(TM) Mobile Scale System was introduced in March 2000 and consists of a highly accurate mobile scale and data recording device along with a coin lock-box area built into the cart. The Mobile Scale System can be can be integrated with the SecureDrop(TM) 2000, 3000 and 5000 Systems. The Mobile Scale System allows for the collection of the data and the coins at each gaming machine. Productivity and security are improved while buckets are pulled and weighed, data is collected, coins are secured and the cleared buckets are returned to the machines. The Mobile Scale System is separately approved. Gaming regulators have issued the Company key product approvals, which include most recent approvals or approval waivers of the Mobile Scale System from the Nevada (October 2000), Mississippi (November 2000), Michigan (December 2000), Illinois (December 2000), Iowa (January 2001) and Louisiana (March 2001) regulators. In addition, the Company has 18 tribal gaming licenses/approvals, of which nine are in California. Due to the numerous approvals or approval waivers received, the Company has experienced a significant increase in interest and orders.

         SECUREDROP(TM) 5000 SYSTEM

         The SecureDrop(TM) 5000 System adds the ability to read soft meters, which are meters provided by the software that controls the gaming machines. This system functions as an advanced data collection system for up to 100 soft meters. Since a major portion of the worldwide market is composed of casinos without on-line systems, both the 3000 and 5000 series are important additions to the product line. Management believes that in certain locations, the 5000 series will be used as the casino's central database system and expects strong demand from international markets. A prototype system was developed and displayed to a limited audience in October 2000, at the World Gaming Congress and final development should be complete in mid-2001. The Company expects to ship units in the second half of 2001.

         INSTALLATIONS OF THE SECUREDROP(TM) SYSTEM

         Since the beginning of 2001, the Company has installed an additional 4,380 SecureDrop(TM) units. Currently, the Company has a total installed base of 22,000 SecureDrop(TM) units in over 28 different gaming properties, including Joker's Wild Casino, Henderson, NV (a property of Boyd Gaming Corporation); Casino Magic, Bay St. Louis, MS; Mystic Lake Casino, Prior Lake, MN; Viejas Casino and Turf Club, Alpine, CA; Genting Highlands, Malaysia (the largest casino in the world); and Lima Marriott, Peru.

         MARKET FOR THE SECUREDROP(TM) SYSTEM

         The market for the SecureDrop(TM) System is coin based gaming machines in casinos, gaming halls or other venues with 100 machines or more. The world gaming machine market is complex and segmented based on different machines in terms of technology, winnings, payout, range of bets and losses and regulatory environments.

         There are an estimated 8 million gaming machine installed world-wide and include casino-style slot machines, amusement with payout ("AWP") machines, Pachinko machines (found mostly in Japan) and video lottery terminals ("VLT's"). Of the installed world-wide base, management estimates that at least 3 million gaming machines are in locations with at least 100 units and represent the principal market for the Company's SecureDrop(TM) System.

-------------------------   --------------------   ---------------------
                              TOTAL ESTIMATED         SECUREDROP(TM)
          REGION              GAMING MACHINES        POTENTIAL MARKET
-------------------------   --------------------   ---------------------
United States                      800,000                700,000
-------------------------   --------------------   ---------------------
Canada                              62,000                 50,000
-------------------------   --------------------   ---------------------
Europe                           1,000,000                400,000
-------------------------   --------------------   ---------------------
Australia/New Zealand              225,000                150,000
-------------------------   --------------------   ---------------------
Japan                            5,000,000              1,100,000
-------------------------   --------------------   ---------------------
Other                            1,000,000                600,000
-------------------------   --------------------   ---------------------
         TOTAL                   8,087,000              3,000,000
-------------------------   --------------------   ---------------------

         SOURCE: PRODUCTIVITY COMMISSION (AN INDEPENDENT COMMONWEALTH AGENCY) REPORT TO AUSTRALIAN GAMING MACHINE MANUFACTURERS ASSOCIATION (AGMMA) DEC 1999, UPDATED TO REFLECT ESTIMATED GROWTH FOR YEAR 2000; MANAGEMENT ESTIMATES, ANNUAL REPORT OF IGT.

         In the United States, there are approximately 800,000 gaming machines, the majority of which are situated in casinos, or venues with more than 100 units. There are an additional 62,000 gaming machines in Canada, mostly located in casinos. Since a majority of these North American machines are linked to the relevant property's central computers, they are the target market for the SecureDrop(TM) 2000 System.

         Internationally, the majority of gaming machines are not linked to central computers. Those machines are the target market for the SecureDrop(TM) 3000 and 5000 Systems, which can collect electronically a wide variety of the data from the gaming machine at the collection point and transfer the data to the gaming property's accounting software.

         In Europe, there are approximately one million machines that consist mainly of AWP or jackpot style machines. Although approximately 300,000 machines are located in the Great Britain, these machines are principally found in pubs and small clubs. In contrast, the remaining European market limits access to gaming machines to large clubs and casinos. As for the Australian/New Zealand market, there are approximately 300,000 gaming machines, the majority of which are located in casinos and clubs. The largest international market is the Japanese market with an estimated five million machines. The majority of these machines are Pachinko machines, Japanese pinball machines where winning balls can be exchanged for cash prizes, or Pachislo machines, Japanese slot machines with reels and skill stops. These machines are located in approximately 17,000 gambling parlors, giving an average of 280 machines per parlor. As for other international markets, there are smaller but rapidly growing markets throughout Asia and South America. Further, as additional jurisdictions approve gaming activities and as new properties open, the overall number of gaming machines will continue to grow.

         SHUFFLER PRODUCT LINE

         The motivating factors for casino operators to adopt automatic shufflers on gaming tables include: increasing dealer productivity in terms of the number of games played per hour; reducing the exposure to fraud and cheating by dealers, players or both; and reducing the need for experienced dealers, especially in newer gaming markets. In addition, casino operators are more likely to have higher "holds" from automatic shufflers than from manual shuffles as knowledgeable players may take advantage of manual shuffles.

         The Company's computer-based shufflers are available in two different types: batch shufflers (Random Ejection Shuffler(TM)), which incorporates two separate and distinct groups of cards, and continuous shufflers (Continuous Random Ejection Shuffler), which continuously recycle the same group of cards. Each type of shuffler accommodates different blackjack/baccarat card games. From a manufacturing perspective, the Company produces one shuffler that performs as a batch shuffler capable of shuffling between one and eight decks of cards that may be converted to a continuous shuffler with a very slight and inexpensive modification. Even when converted, the continuous shuffler may still be used as a batch shuffler with the flip of a switch. The Company believes that its product line is the most versatile line on the market and allows operators to change game applications as determined by customer demand. Currently, competitors produce different models to meet the needs imposed by various game applications, which increases the customer's capital cost and reduces an operator's flexibility.

         The Company began shipping its initial batch shuffler in the spring of 1999 and has spent considerable engineering time and resources to improve its speed and reliability. In the fourth quarter of 2000, the Company began to ship its continuous shuffler. The Company believes that its research and development are substantially complete and that its products have begun to perform to or above specifications. However, in order to meaningfully penetrate the overall shuffler market, the Company is developing a specialty shuffler, utilizing its existing shuffler technology.

         Specialty shufflers are used only in single deck poker variation games such as Caribbean Stud(TM), Let It Ride(TM), Pai Gow Poker, and Three Card Poker. The specialty shuffler re-stacks the deck and delivers into packets the required number of cards (either 3, 5 or 7 cards) using a batch system method. Management expects that the software and hardware design of the unit will be complete in the third quarter 2001 and that beta testing will begin in the fourth quarter 2001, with customer shipments beginning around the second quarter 2002.

         In many markets, shufflers require regulatory approval before being leased or sold. The Company has actively pursued numerous regulatory or licensing approvals over the past two years. The Company has received approvals or approval waivers for the Random Ejection Shuffler(TM) in 19 jurisdictions, and approval for the Continuous Random Ejection Shuffler from the Nevada Board in August 2000.

         SHUFFLER MARKET

         There are 40,000 gaming tables worldwide. Presently, automatic shufflers are installed on approximately 15% of all gaming tables. Most of these installations are on specialty gaming tables, which represent about 20% of the 40,000 gaming tables. Several companies have introduced automatic shufflers for the general market, but for the most part, these efforts have been unsuccessful. There is no meaningful penetration by any competitor in the general gaming table market (blackjack and baccarat tables) to date.

         There are several factors that have resulted in low acceptance of automatic shufflers for the general market, including security issues, reliability/productivity and player confidence. The Company believes that its technology and ergonomic design will allow it to overcome industry concerns and that its shuffler will successfully penetrate the blackjack/baccarat market for the following reasons:

         SECURITY. The design of existing shufflers has proven vulnerable to cheating and card counting schemes. The Company believes that its combination of patented computer and mechanical technology safeguards against cheating schemes. The Random Ejection Shuffler(TM) produces a computer generated, truly random and completely untrackable shuffle, and the Continuous Random Ejection Shuffler eliminates advantage achieved by knowledgeable players, as each card is available for the next round of play by producing a "full" deck(s) of continuously shuffled random cards. This has the added benefit of giving the casino a higher hold from the gaming table since the shuffler preserves the original odds of each game that favor the "house".

         RELIABILITY/PRODUCTIVITY. Given the paper handling demands placed on card shufflers, they are prone to jamming and breakdown. The Company has designed its shufflers to be easily accessed by dealers so they can hand-deal cards until the unit can be put back in service and not shut down the table. In addition, the dealer, with little interruption, can easily put the unit back into play in most cases. In contrast, competitive units cannot accommodate hand-dealing, thereby shutting down table play until the units are put back in service. Dealer productivity and uptime of playing tables (one of the benefits of using shufflers) has an important impact on casino operator's revenues and profitability.

         PLAYER CONFIDENCE. To reduce cheating schemes, many existing shufflers completely cover or shield from players the deck(s) being shuffled, thereby reducing player confidence in a fair game. The design of the Company's shufflers allows players to see the cards being ejected and re-stacked through a frosted cover without compromising security, which the Company believes will gain better player acceptance.

         SHUFFLER INSTALLATIONS

         Through the year ended December 31, 2000, the cumulative installation of the Company's shuffler products increased from 295 units to 481 units. The cumulative number of shuffler installations represents the number of shufflers installed at casinos through sale or rental agreements. In addition, the Company installed 12 units of the Continuous Random Ejection Shuffler in the fourth quarter of 2000. Since the beginning of the year, the Company has installed an additional 31 shufflers. As of March 2001, the Company has 512 shufflers installed at over 65 different gaming properties. Recent customers include several large casino properties that have standardized on the Company's shuffler. Customers include The London Club Casinos, Sault St. Marie Tribal Casinos, Mandalay Bay Resorts, Park Place Entertainment, Inc., Station Casinos, Inc. and Boyd Gaming Corporation.

         ADDITIONAL PRODUCTS

         In an attempt to focus its resources on the SecureDrop(TM) Systems and shuffler product line, the Company has reduced the number of table games from its portfolio. In this regard, on May 12, 2000, the Company entered into an Acquisition and Exclusive License Agreement with DigiDeal Corporation whereby the Company sold its intellectual property rights relating to Fantasy 21(TM) and became the exclusive licensee of the intellectual property rights for paper and plastic playing cards. The Company's remaining products are Fantasy 21(TM), Danny's Jackpot Dice and the Safety-Peek Card.

         FANTASY 21(TM). Fantasy 21(TM) is a jackpot table game variation of standard blackjack/21 involving a side wager of one dollar. If the player places the side wager and receives a hand of 19, 20, 21 or blackjack (a "High Hand") during five consecutive hands, the player is eligible for a jackpot round of up to $25,000 (the "Showdown Round"). In the Showdown Round, the player is dealt six hands simultaneously. If the player receives six High Hands, and the dealer receives a hand of blackjack, the player wins the jackpot. Fantasy 21(TM) also offers other jackpots for other combinations of High Hands. In the year 2001, the Company does not expect to generate significant revenue from this product.

         DANNY'S JACKPOT DICE. Danny's Jackpot Dice, a variation of the standard craps game, employs an additional side wager made on consecutive points thrown by the shooter. The wager must be made prior to the shooter establishing the first "point" to be made. Once the shooter establishes the first point, no one else can make this wager until the shooter throws a seven and goes out. This side wager will pay odds to the player based on how many consecutive points were made during the shooter's turn. The shooter must make at least three points before the player receives any odds on his wager. In the year 2001, the Company does not expect to generate significant revenue from this product.

         SAFETY-PEEK CARD. The Safety-Peek Card is a type of playing card designed for blackjack/21. The key feature of its design is that it prevents the exposure of a dealer's hole card, I.E. the card that is face down, when used with a modified form of classic peeking action. The Safety-Peek Card permits the dealer to "peek" at the opposite corner of the playing card in order to determine the value of the hole card without revealing the value of the playing card. The Safety-Peek Card is licensed to the George C. Matheson Company ("GEMACO") and US Playing Card Company, under which the Company receives certain royalties. In the year 2001, the Company does not expect to generate significant revenue from this product.

         REGULATIONS AND LICENSING

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

         Domestic gaming regulators have issued the Company key product approvals, which include approvals or approval waivers of the SecureDrop(TM) 2000 and Mobile Scale Systems from the Illinois (August 2000), Nevada (October
2000), Iowa (November 2000), Mississippi (November 2000), Michigan (December
2000) and Louisiana (March 2001) regulators. The SecureDrop(TM) 2000 is also approved in the states of Colorado (November 1999) and Indiana (June 2000), with the Mobile Scale System eligible for field trial in Colorado.

         The Random Ejection Shuffler(TM) is approved for use in Nevada (December 1998), Mississippi (May 1999), Michigan (June 1999), South Dakota (January 1998) and Washington (January 1999). The Continuous Random Ejection Shuffler is approved in Nevada (August 2000), and may be placed in all tribal casinos where the Company is currently licensed.

         Various tribal casinos throughout the United States, which have formed their own gaming regulatory structures and which operate in connection with the requirements of the National Indian Gaming Commission, also utilize the Company's products. Presently, the Company has been approved to conduct business and holds 18 tribal gaming licenses for its products in the states of California, Iowa, Michigan, Minnesota, New Mexico, North Dakota, and Washington. Requests for nine additional licenses are currently pending in California.

         Internationally, the Company's SecureDrop(TM) 3000 System is currently in use in Argentina, Burma, Columbia, Czechoslovakia, Korea, Malaysia, Peru, and Sweden. These international jurisdictions typically represent minimal regulatory barriers. The Random Ejection Shuffler(TM) has been approved in the Bahamas, and the SecureDrop(TM) 2000 and Mobile Scale(TM) Systems were approved in the province of Saskatchewan, Canada.

         NEVADA. The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside Nevada and the manufacture and distribution of associated equipment for use in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and (ii) various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada Board, and various local, city and county regulatory agencies (collectively referred to as the "Nevada Gaming Authorities").

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

         LOUISIANA, MICHIGAN, MISSISSIPPI, WASHINGTON AND OTHER JURISDICTIONS. The Company currently distributes products in Louisiana, Michigan, Mississippi, and Washington, and intends to distribute products in other states and jurisdictions. Although the regulatory schemes in these jurisdictions are not identical, their material attributes are substantially similar, as described below.

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

         Since 1996, the Nevada Gaming Authorities have taken the position that any Native American tribe operating Class III Gaming within the state of California, absent a valid compact with the State of California, was operating illegally. The legality of certain California Native American compacts has been the subject of legal and other challenges. On March 7, 2000, California voters approved California's tribal gaming initiative known as Proposition 1A, and California's constitution was amended to allow the Governor to compact with tribes for the operation of casinos including the operation of traditional slot machines. Since then, the Governor, with legislative approval, has entered into compacts with 61 California tribes. The Company has approvals for certain California Native American casinos and applications for additional licenses are pending.

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

         MARKETING

         As the gaming industry becomes increasingly more competitive, the Company's strategy is to develop cost-effective niche products and services, which increase the security, productivity and profitability for the global gaming industry. As part of its strategy, the Company offers to lease or sell its products to casinos and other lawful gaming establishments.

         In order to maintain and expand the market presence of its products, the Company is committed to providing a high level of customer service and support. In this regard, the Company operates three domestic regional service centers in Berkley, Michigan, Gulfport, Mississippi and Tukwila, Washington, with a total of seven full-time service personnel. These employees provide casinos with installation and maintenance services domestically on all the Company's products. Service for the Nevada and California markets are supported by the corporate office service personnel. In addition, the Company maintains a training center to provide support and training to its distributors, who are responsible for servicing their own products.

         DISTRIBUTION

         The Company sells directly to gaming operators and indirectly through distributors with direct sales accounting for 95% of the Company's revenue. The Company has a sales force of six full-time employees. In addition, the Company's Chief Executive Officer and Vice President SecureDrop(TM) both actively participate in sales efforts. The Company also markets its products at domestic and international trade shows.

         Sales by distributors account for 5% of the Company's revenue. As a means of increasing the global exposure of the Company's products, the Company has entered into various distributorship agreements for the entire Pacific Rim, Europe and South America. The Company plans to utilize distributors in certain geographic areas where distributors with a local presence could be more effective than the Company's sales force. In this regard, in February 1997, the Company entered into an exclusive five-year distributorship agreement with RGB SDN BHD, a Malaysia corporation, whereby the Company offers to RGB SDN BHD a minimum discount of twenty-five percent (25%) off the promoted retail price in Nevada for the entire Asian Rim area, including, but not limited to, Malaysia, Singapore, China, Hong Kong, Korea, Vietnam, Indonesia, Thailand, the Philippines, Nepal, Cambodia, India, Sri Lanka, Macau, Myanmar, Laos, and cruise ships based in Malaysia, Singapore and Hong Kong. The territory specifically excludes Japan, Australia and New Zealand. Additionally, the Company has a semi-exclusive two-year distributorship agreement with London Casino Supplies, which currently expires December, 2001. The Company offers to London Casino Supplies a discount similar to that given to RGB SDN BHD for a territory consisting of Belgium, Germany, France, Italy, Luxembourg, the Netherlands, Denmark, Ireland, United Kingdom, Greece, Spain, Portugal, Austria, Finland, Sweden, Hungary, Czechoslovakia, Poland, Malta, Monaco, Lebanon, Palestine and Egypt. The Company has also entered into a semi-exclusive distributorship agreement with Vallasey, SA, a Uruguay company, with respect to Uruguay, Argentina, France, Italy, and Spain. The Company also has an exclusive distributorship agreement with Mainstream Global Enterprises for the distribution of the Random Ejection Shuffler(TM) in the Canadian Provinces of Alberta, British Columbia, Manitoba, and Saskatchewan. In July, 2000 the Company entered into an exclusive three year agreement with IndoPacific Gaming for the distribution of the Shuffler in Australia and New Zealand. In addition, the Company has entered into a non-exclusive Independent Contractor Agreement with Casino Gaming Corporation, a Nevada corporation, for sales of the Company's products in Spanish-speaking countries not subject to exclusivity restrictions, including, but not limited to, Argentina, Brazil, the Canary Islands, the Caribbean Islands, Chile, Curacao, Ecuador, Portugal, Puerto Rico, Spain, and Venezuela. Domestically, the Company has entered into a non-exclusive Independent Contractor Agreement with Money Processing Systems, Inc., a New Mexico corporation, for the distribution of the SecureDrop(TM) Systems in Arizona, Colorado, New Mexico and Texas.

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

         The SecureDrop(TM) System is the only method of computerized bucket management and one-step processing of the coins on the floor. The existing coin collection method utilizes handwritten slips of paper or bar code tickets to identify which bucket came from what machine. Full buckets are replaced with empty buckets and "hauled" into the count room where they are processed one at a time. The slip of paper or bar code ticket must be located, so the information can be entered into the casino's accounting system when the bucket is weighed.

         One area of competition for the SecureDrop(TM) System could be coinless gaming. Since 1987 several companies have attempted to develop coinless slot machines. To date, there has been limited acceptance of coinless slot machine systems. California tribal casinos used "coinless" slots for 8 years until the Indian tribes executed compacts governing the terms of gaming with the Governor of California beginning in May 2000, at which time the California tribal casinos immediately began replacing coinless slot machines with the traditional coin versions.

         In 2000, International Gaming Technology ("IGT") began "beta testing" the EZ Pay(TM) system. The EZ Pay(TM) system attempts to reduce operating costs and machine downtime by providing gaming operators with machines that drop coins for smaller payouts and print tickets for larger, predetermined payouts. As a result of the issuance of tickets, players are not required to wait for attendants in order to be paid larger payouts and may use their tickets at other machines equipped with the EZ Pay(TM) system. IGT has installed the EZ Pay(TM) system on certain machines located at the SunCoast Hotel & Casino and Terrible's Hotel & Casino, both in Las Vegas. Although there are a very limited number of slot operations with an online system that permits the use of the EZ Pay(TM) system, the concept behind the EZ Pay(TM) system has received positive customer responses. The Company believes that the use of the EZ Pay(TM) system will actually result in larger coin drops and enhance the need for the SecureDrop(TM) System.

         Competition in the shuffler market is more intense. Presently, Shuffle Master, Inc. ("Shuffle Master") is the market leader with a penetration of 15% of the total market. Of the Shuffle Master installations, 85% is in poker and other specialty games. In the specialty market, Shuffle Master offers the only product. Other competitors include International Thunderbird Gaming Corporation, Casinos Austria International, QuickDraw, Inc. and ProShuffle, which have a collective market share of less than 3%.

         The Company believes its shufflers have a competitive advantage over other shufflers with respect to vulnerability to player cheating and card counting, reliability, and player dissatisfaction. The shufflers' ergonomic design and ease of operation increase customer satisfaction and reduce the need for experienced dealers, a concern which has arisen in emerging gaming markets. In order to better compete in and to meaningfully penetrate the overall shuffler market, the Company is developing a specialty shuffler which will provide the Company with a complete shuffler product line and which will provide the first direct competition for Shuffle Master in the specialty shuffler market, the market segment in which it has proven most successful. As Shuffle Master possesses greater financial resources, greater industry recognition, and more gaming licenses than the Company, there is no guarantee that the Company will continue to successfully compete in the shuffler market.

         RESEARCH AND DEVELOPMENT; MANUFACTURING

         At its principal offices, the Company maintains a state-of-the-art facility for its product development and manufacturing divisions. In addition, the Company has seven employees in research and development and thirty-seven employees in manufacturing and service.

         To facilitate development and assure manufacturing quality control, the Company maintains four dedicated laboratory facilities. Within these labs, the Company continuously develops the SecureDrop(TM) Systems, conducts real-time testing for the Random Ejection Shufflers(TM), and prepares quality assurance analyses and internal product trials. The service and refurbishment center for the Company's shufflers is also located on the premises.

         At the heart of the Company's principal offices is the manufacturing center with its state-of-the-art machine shop outfitted with robotic equipment, a receiving lab featuring optical comparators, to conduct components inspections and a series of product assembly lines for the Random Ejection Shuffler(TM), Mobile Scale System, coin vaults, and bucket identification system. In addition, the Company has contracted with a third party to provide various parts and supplies for its products, primarily for the SecureDrop(TM) System products.

         INTELLECTUAL PROPERTY

         The Company has secured and endeavors to secure, to the extent possible, exclusive rights in its products, primarily through federal and foreign intellectual property rights, such as patents, copyrights and trademarks. The United States Patent and Trademark Office has issued patents covering the SecureDrop(TM) System and the Company's shufflers. In addition, the Company possesses an exclusive license from Technology Development Center, LLC, ("Technology Center") to a patent issued by the United States Patent and Trademark Office relating to the SecureDrop(TM) System. The geographical scope of the license is the United States and all foreign countries. The Company has applied for various other patents with respect to other concepts and products, including potential non-gaming application of its technology.

         Further, in order to protect potential foreign sources of income, the Company has filed patent applications and trademark applications in strategically selected foreign countries. There can be no assurance that any of the claims contained in the Company's pending U.S. or foreign patent or trademark applications will be issued, that any of these rights will not be infringed by others or that already issued patents or trademark registrations will not be invalidated or canceled. Third parties could infringe on the Company's rights, or the Company's proprietary products and could be successfully duplicated without infringing on the Company's legal rights. Many elements incorporated in the Company's proprietary products are in the public domain or otherwise not amendable to legal protection, and the steps taken by the Company will not, in and of themselves, preclude competition with the Company's proprietary products.

         The Company has granted joint exclusive licenses to GEMACO and to The US Playing Card Company for the Safety-Peek Playing Card. The GEMACO agreement provides for a royalty equal to $.04 per deck of playing cards being paid to the Company on a quarterly basis. Additionally, GEMACO agreed that during the term of the agreement, it will use $.02 on each deck for promotion and advertising of the product. The US Playing Card Company pays to the Company a royalty of $.075 per deck.

         EMPLOYEES

         As of March 9, 2001, the Company had 65 full-time employees. None of the Company's employees are represented by a labor union, and the Company considers its relationships with its employees to be satisfactory. All employees have signed confidentiality agreements, which prohibit them from disclosing any of the Company's confidential information at any time during or after their employment with the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 58,725 square feet for its headquarters at 6830 Spencer Street, Las Vegas, Nevada, 89119, which houses the Company's corporate offices, including sales, engineering, and manufacturing departments. The current lease is approximately $50,000 per month, expires in October, 2006, and has an option exercisable by the Company for an additional term of five years. The Company believes its current headquarters are sufficient for the Company's operations through 2005.

         The Company also leases approximately 1,105 square feet in Boise, Idaho for its shuffler research and development facility and leases approximately 1,500 square feet for each of its service centers in Gulfport, Mississippi, and Tukwila, Washington. The Company leases approximately 1,150 square feet for its service center in Berkley, Michigan and intends to renew its current leases.

ITEM 3.  LEGAL PROCEEDINGS

         On November 22, 1999, Moll Industries, Inc. ("Moll") filed a complaint (Case No. 817296) against the Company in the Superior Court of the State of California for the County of Orange, California. Parties have entered into a settlement agreement, the fulfillment of which will lead to the dismissal of this litigation.

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

         On August 16, 2000, Bon Temps Roule, Inc. and other plaintiffs (collectively "Bon Temps") filed a complaint (Case No. 00CC09840) against the Company, Joe Stapley, and Travis Morgan Securities, Inc. in the Superior Court of the State of California, Orange County. The complaint alleges claims for the sale and purchase of securities based upon misrepresentations and requests rescission of certain stock purchase transactions. The court granted the Company's demurrer to plaintiffs' complaint, and the Company has filed a demurrer to plaintiffs' first amended complaint. Trial has been set for September 10, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's authorized capital stock consists of 40,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value. The Company's common stock and preferred stock may be issued from time to time without action by the stockholders and may be issued for such consideration as may be fixed from time to time by the Board.

         MARKET INFORMATION

         The Company's common stock is not traded on a national or regional exchange and is not quoted over an electronic medium. The Company is not aware of any established market for the trading of its common stock. The Company has entered into lockup agreements with certain stockholders and directors. Through these lockup agreements, the relevant stockholders have agreed to lockup 1,834,402 shares of common stock until such time as the Commissioner of the Department of Corporations of the State of California consents to the sale or transfer of such shares.

         COMMON STOCK

         As of February 9, 2001, there were 10,854,801 shares of the Company's common stock outstanding and approximately 390 holders of the Company's common stock. Holders of common stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. The Company does not allow cumulative voting of any kind, and is not required to do so under Nevada law. Subject to preferences that may be applicable to any then outstanding preferred stock, the holders of common stock will be entitled to receive dividends, if any, as may be declared from time to time by the board out of legally available funds. Upon liquidation, dissolution, or winding up of the Company, the holders of the Company's common stock will be entitled to a pro rata share of the Company's assets that are legally available for distribution after payment of all debts and other liabilities and subject to the prior rights of any preferred stock then outstanding. Holders of the Company's common stock have no preemptive, subscription, redemption, or conversion rights.

         From April 1998 through January 1999, the Company conducted a public offering of up to 1,500,000 shares of its common stock pursuant to a Registration Statement on Form SB-2. In conjunction with this offering, the Company also registered its common stock pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result of this registration, the Company became subject to the reporting requirements of the Exchange Act and has filed the appropriate reports, proxy statements and other information with the Commission. Although the Company had begun negotiations with various market makers with respect to its common stock, the Board determined that the Company should be affiliated only with credible market makers and terminated discussions with those market makers that did not meet the Board's scrutiny.

         PREFERRED STOCK

         The Company is authorized to issue 10,000,000 shares of undesignated preferred stock. None of the undesignated preferred stock is issued or outstanding, and the Company has no present plans to issue shares of undesignated preferred stock. Without further action by the Company's stockholders, the Board is empowered to issue one or more series of undesignated preferred stock with such rights, preferences, restrictions and privileges as may be fixed by the Board. The issuance of the undesignated preferred stock could adversely affect the rights, including voting rights, of the holders of the Company's common stock and could impede an attempted takeover of the Company.

         OPTIONS

         As of February 9, 2001, there were options outstanding to purchase 1,754,600 shares of the Company's common stock at exercise prices ranging from $1.00 to $3.00 per share with a weighted average exercise price per share of $1.77. The Company will not grant any options to purchase common stock at an exercise price of less than 85% of the fair market value of the Company's common stock on the date of grant.

         WARRANTS

         As of March 23, 2001, the Company issued warrants to purchase 900,000 shares of the Company's common stock at an exercise price of $2.60. These warrants were granted as part of the Company's private placement of convertible debentures in 2001 and are exercisable beginning on the six-month anniversary of their respective issuance. In addition to these warrants, the Company has issued warrants to Josephthal to purchase 50,000 shares of the Company's common stock at an exercise price of $2.50 and, in conjunction with any draws pursuant to its credit line with Josephthal, will issue additional warrants to purchase shares of the Company's common stock equal to the amount of the relevant draw divided by $2.50.

         CONVERTIBLE DEBENTURES

         As of February 9, 2001, the Company had issued two series of unsecured convertible debentures, one series for $1,500,000 and another series for $1,800,000. These convertible debentures are convertible at a rate of $2.60 per share into 1,269,231 shares of the Company's common stock. A majority of the outstanding convertible debentures are held by James E. Crabbe, the Company's Vice-Chairman of the Board and controlling stockholder. In addition, these convertible debentures were issued with warrants to purchase 937,291 shares of the Company's common stock at an exercise price of $2.60 per share.

         On December 14, 2000, the Company entered into an agreement with Josephthal & Co. Inc. ("Josephthal") to act as its exclusive agent with respect to the Company's proposed private placement of $2 to $5 million of convertible debentures. As compensation, the Company agreed to provide Josephthal with, among other things, a retainer, transaction fees on the amounts raised and warrants to purchase shares of the Company's common stock. In addition, as part of this agreement, an affiliate of Josephthal has provided the Company with a $500,000 secured credit facility. For additional information, see Part II, "Item
6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Forward-Looking Information - Influence by Josephthal."

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         STATEMENT ON FORWARD-LOOKING INFORMATION

         Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, such as statements relating to plans for future expansion, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to liquidity requirements for the Company, the continued growth of the gaming industry, the success of the Company's product-development activities, vigorous competition in the gaming industry, dependence on existing management, gaming regulations (including actions affecting licensing), leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

         OVERVIEW

         The Company is headquartered in Las Vegas, Nevada, and develops, manufactures and distributes products that increase security, productivity and profitability for the gaming industry. Its principal products are an electronically identified coin collection and accounting system for gaming machines and computer-based card shuffling devices. The Company is developing advancements for its present product line as well as additional technology for the expansion of its products to the vending and amusement industries.

         Until January 2000, the Company was in the development stage and had limited sales of its products. Prior to January 2000, the Company was characterized as a "development stage company" performing research and development, product prototyping, field testing of products, development of manufacturing capabilities, inventory acquisition, development of distribution channels, staffing and obtaining a building with sufficient capacity to house future growth. During 2000, the Company had sufficient sales development and revenue growth such that the Company was considered an operating company. Although the Company anticipates significant sales development, revenue and profit growth, there is no guarantee that the Company will generate sufficient revenue, cash flow or profit to sustain its operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for the Company's business operations.

         In December 1998, the Company received its first gaming approval from the Nevada Board for the Random Ejection Shuffler(TM). As of January 15, 2001, the Company had sold or placed under rental contracts 456 of its shufflers. As for the SecureDrop(TM) System, gaming regulators have issued to the Company key product approvals, which include approvals or approval waivers of the SecureDrop(TM) 2000 and Mobile Scale Systems from the Illinois (August 2000), Nevada (October 2000), Iowa (November 2000), Mississippi (November 2000), Michigan (December 2000) and Louisiana (March 2001) regulators. In addition, the Company has 18 tribal gaming licenses, of which nine are in California. The increase in licenses and international acceptances has resulted in a significant increase in product orders. License applications are pending and should open up additional markets in 2001. The Company believes that customer interest in both the shufflers and SecureDrop(TM) products continues to be strong.

         The following discussion summarizes the Company's results of operations for the years ended December 31, 2000 and 1999, and the Company's liquidity and capital resources.

         RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 2000 AND 1999

         REVENUES. For the year ended December 31, 2000, the Company generated total revenues of $4,432,769 compared to $767,729 for the year ended December 31, 1999. The revenues for the year ended December 31, 2000, consisted of shuffler rentals of $1,056,780, shuffler sales of $667,670, SecureDrop(TM) sales of $2,594,430, table game rentals of $67,969, and miscellaneous other income of $45,920. The increase in total revenues is due primarily to the $2,564,070 increase in SecureDrop(TM) sales, the $619,258 increase in shuffler rentals and the $562,895 increase in shuffler sales.

         COST OF SALES. For the year ended December 31, 2000, cost of sales increased $2,022,180 to $4,995,639 compared to $2,973,459 for the year ended December 31, 1999. This increase was primarily due to the cost of sales for SecureDrop(TM) which was a new product in 2000. Cost of sales included:
SecureDrop(TM) cost of sales of $2,020,483, Shuffler cost of sales of $248,249, Shuffler depreciation of $396,770, Shuffler service costs of $866,621, and manufacturing costs of $1,463,516.

         GROSS MARGIN. The gross margin on revenue was ($2,205,730) for the year ended December 31, 1999 compared to ($562,870) for the year ended December 31, 2000. The increase of $1,642,860 in gross margin on revenue was due primarily to the increase in revenues generated by and the relatively higher gross margin on the SecureDrop(TM) product line.

         GENERAL AND ADMINISTRATIVE EXPENSES. For the year ended December 31, 2000, general and administrative expenses increased approximately $47,465, or 0.99%, to $3,617,319 compared to $3,569,854 for the year ended December 31, 1999. For the year ended December 31, 2000, general and administrative expenses primarily included: salaries and related costs of $1,377,808; advertising and marketing costs of $87,354; consulting services of $25,421; cost of gaming industry shows of $420,698; travel and entertainment costs of $370,770; printing and office expenses, including rent of $359,354; and legal expenses of $147,029. In addition, for the year ended December 31, 2000, the Company had depreciation and amortization of $817,692 and amortized deferred interest of $314,117 compared to $434,832 and $158,328, respectively, for the year ended December 31, 1999.

         INTEREST EXPENSE. For the year ended December 31, 2000, the Company incurred interest expenses of $1,213,824 compared to $767,850 for the year ended December 31, 1999. This increase of $445,974 was primarily attributable to the increased borrowings of the Company.

         NET INCOME (LOSS). For the year ended December 31, 2000, the Company had a net loss of $6,656,561, a decrease of $1,476,809, compared to a net loss of $8,133,370 for the year ended December 31, 1999. The decrease in net loss was primarily due to the increased revenues generated by and the relatively higher gross margin from SecureDrop(TM), which was a new product in 2000. Basic loss per share was $0.62 for the year ended December 31, 2000, compared to $0.98 for the year ended December 31, 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. Because of the Company's efforts to transition from a development stage company to an operating company, it has generated substantial cash flow deficits from operations, including cash used in operating activities of $5,099,492 and $8,458,637 in the years ended December 31, 2000 and 1999, respectively. In addition, to fund its development activities, the Company used cash in investing activities of $516,754 and $3,355,221 in the years ended December 31, 2000 and 1999, respectively. Consequently, the Company has been substantially dependent on cash from financing activities to fund development and operating activities, receiving cash from financing activities of $4,878,392 and $12,783,032 in the years ended December 31, 2000 and 1999, respectively. The Company will continue to require cash from financing activities for both its current operating needs and to fund its anticipated expansion into non-gaming areas until operations begin to generate sufficient cash flow to provide for such cash requirements.

         WORKING CAPITAL. At December 31, 2000, the Company had cash, cash equivalents and investments of $432,070 compared to $1,169,924 at December 31, 1999. At December 31, 2000, the Company's working capital was a deficit of $1,423,868 compared to $599,944 at December 31, 1999. At December 31, 2000, the
Company's current ratio, I.E. the ratio of current assets to current liabilities, was 0.7:1 compared to 1.21:1 at December 31, 1999. During the year ended December 31, 2000, the Company relied upon loans from certain stockholders, directors, and other private sources of debt and equity capital of $6,456,177. Until the Company's normalized sales levels are achieved, the Company will be relying upon loans from the Company's principal stockholder and other directors, and other private and institutional sources of debt and equity capital for working capital purposes.

         LEASE FINANCING. For the three years ended December 31, 2000, the Company has received proceeds of $5,050,892 from certain lease financing with an unrelated leasing company whereby the Company sold and leased back most of its furniture, equipment, tooling, and shufflers. These leases were not recorded as sales because the leases included a mandatory buy back provision.

         CASH FLOW. For the year ended December 31, 2000, net cash used in operating activities was $5,099,492 compared to $8,458,637 for the year ended December 31, 1999. The cash used in operating activities was offset by depreciation and amortization of $817,692 compared to $434,832 for the year ended December 31, 1999; amortization of deferred interest of $314,117 for the year ended December 31, 2000 compared to $158,328 for the year ended December 31, 1999; increases in accounts payable of $99,450 for the year ended December 31, 2000 compared to $42,711 for the year ended December 31, 1999; increases in accrued expenses of $265,801 for the year ended December 31, 2000 compared to $349,936 for the year ended December 31, 1999; increases in customer deposits of $110,185 compared to $155,194 for the year ended December 31, 1999;; decreases in inventory of $103,190 for the year ended December 31, 2000, compared to an increase of $885,533 for the year ended December 31, 1999; decreases in prepaid expenses of $235,799 for the year ended December 31, 2000, compared to an increase of $252,025 for the year ended December 31, 1999 and increases of deferred charges of $198,769 for the year ended December 31, 2000 compared to $0 for the year ended December 31, 1999. Cash usage was increased by increases in accounts receivable of $587,915 for the year ended December 31, 2000 compared to $328,711 for the year ended December 31, 1999.

         For the year ended December 31, 2000, net cash from financing activities was $4,878,392 compared to $12,783,032 for the year ended December 31, 1999. The decrease is primarily attributable to a decrease in cash needs as the company began selling SecureDrop. The cash from financing activities consisted of $282,502 from the sale of common stock, $1,800,000 in convertible debt, $2,166,000 in Notes and proceeds of $2,207,675 from leases, offset by repayment of leases of $1,543,572, and repayment of stockholder loans of $34,213.

         For the year ended December 31, 2000, the Company used net cash in investing activities of $516,754 consisting of: acquired plant and equipment valued at $406,563; increased patent and trademark expenses of $26,747; and an increase in deposits of $83,443. For the year ended December 31, 1999, the Company used net cash in investing activities of $3,355,221 consisting of: acquired plant and equipment valued at $2,935,696; increased patent and trademark expenses of $54,522; and an increase in deposits of $365,002.

         PRIVATE PLACEMENT OF COMMON STOCK. On April 14, 2000, the Company entered into subscription agreements with four individuals whereby these individuals agreed to purchase in the aggregate 108,655 shares of common stock for $2.60 per share for an aggregate subscription amount of $282,503. The Company received the funds on April 18, 2000, and used the proceeds from this private placement for general working capital purposes. The exemptions from registration relied upon by the Company for this private placement was Section 4(2) of the Securities Act and Rule 506 of Regulation D.

         CONVERTIBLE DEBT. On May 25, 2000, the Board authorized a private placement of $2.2 million of convertible notes. The convertible notes accrue interest at 9.5% per annum, mature two years from the date of issuance (where the holder has the discretion to extend maturity date for up to three one-year periods) and are convertible into shares of the Company's common stock one year after issuance at a rate of $2.60 per share. The $2.2 million of convertible notes are convertible into a maximum of 846,153 shares of the Company's common stock. In addition, for each convertible note of $50,000, the Company issued a warrant to purchase 12,500 shares of the Company's common stock with an exercise price of $2.60.

         With the approval of the Board, certain members of the Board and a controlling stockholder, the Huson Trust, participated in the Company's private placement of convertible notes. The following table summarizes the purchases of convertible notes by the relevant members of the Board and certain stockholders.

          NAME                 AMOUNT         WARRANTS            MATURITY             CONVERTIBILITY
------------------------    ------------    -----------     -------------------    ---------------------
The James E. Crabbe          $1,000,000        250,000          May 30, 2002            May 30, 2001
    Revocable Trust
VIP's Industries, Inc.        $200,000         50,000           May 31, 2002            May 31, 2001
Eric Huson                    $100,000         25,000           June 1, 2002            June 1, 2001
The Huson Trust               $150,000         37,500           June 9, 2002            June 9, 2001
Richard S. Jaslow             $100,000         25,000           July 20, 2002          July 20, 2001
Richard S. Jaslow             $100,000         25,000          August 18, 2002        August 18, 2001
Ronald O. Keil                $100,000         25,000        September 28, 2002      September 28, 2001
Richard S. Jaslow              $50,000         12,500         November 10, 2002      November 10, 2001
------------------------    ------------    -----------
            TOTAL           $1,800,000        450,000

         The $200,000 in convertible notes purchased by and the warrants to purchase 50,000 shares of the Company's common stock issued to VIP's Industries, Inc., an entity controlled by the Chairman of the Board, were in exchange for the cancellation of a prior convertible note dated March 22, 2000 in the original principal amount of $200,000.

         LINE OF CREDIT. The Company has obtained a $1,200,000 line of credit based on a percentage of the Company's accounts receivable and inventory. At December 31, 2000 the Company had drawn $450,000 of the line. The line is collateralized by the accounts receivable, inventory and most other non-collateralized assets.

         EQUIPMENT FINANCING. For the 12 months ending December 31, 2000, the Company received proceeds of $2,161,467 from a third-party leasing company through which the Company has financed most of its furniture, equipment, and tooling. The leases have a mandatory buyout and a term of 36 to 39 months.

         SHORT TERM NOTES PAYABLE. For the 12 months ending December 31, 2000, the Company received proceeds of $1,700,000, from members of the Board, a current stockholder and an individual. The terms of the notes range from 9% to 10.5%. The notes also range from 16 months to 24 months in term.

         Additionally the Company has entered into a $500,000 secured credit facility with an affiliate of Josephthal. The credit facility has a one-year term, bears an interest rate of 10% per annum, is secured by the Company's accounts receivable, investment property, instruments and chattel paper, equipment, inventory and all proceeds related to the same, and is subject to mandatory prepayment upon the consummation of a registered offering with minimum gross proceeds of $5,000,000, a change of control of the Company or the consummation of a private placement with minimum gross proceeds of $2,000,000. As part of the credit facility, the Company issued a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $2.50 and, in conjunction with a draw pursuant to the credit line, has agreed to issue warrants to purchase shares of the Company's common stock equal to the amount of the draw divided by $2.50. As of March 1, 2001, the Company has drawn $500,000 against the credit line.

         OUTLOOK

         Based on presently known commitments and plans, the Company believes that it will be able to fund its operations and required expenditures for the remainder of 2001 through cash on hand, cash flow from operations, a $500,000 bridge loan from an affiliate of Josephthal, and cash from private placements of debt or equity or from lease financing sources, including the Company's proposed private placement of secured senior convertible notes through Josephthal. In the event that such sources are insufficient or unavailable, the Company will need to seek cash from public or private placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources necessary to fund the Company's operations in the upcoming year.

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

         ADDITIONAL FINANCING WILL BE REQUIRED. Based on presently known commitments and plans, the Company believes that it will be able to fund its operations and required expenditures for the remainder of 2001 through cash on hand, cash flow from operations, a $500,000 bridge loan from an affiliate of Josephthal, and cash from private placements of debt or equity or from lease financing sources, including the Company's proposed private placement of secured senior convertible notes through Josephthal. In the event that such sources are insufficient or unavailable, the Company will need to seek cash from public placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources necessary to fund the Company's operations in the upcoming year.

         LIMITED OPERATING RESULTS; NO INDEPENDENT MARKET RESEARCH OF POTENTIAL DEMAND FOR CURRENT OPERATIONS. Until January 2000, the Company was in the development stage and had limited sales of its products. The Company's activities have been limited to analyzing the gaming industry, consulting with persons in the gaming industry, negotiating interim financing arrangements, developing products, establishing a distribution network for its products, marketing its products to the gaming industry, manufacturing its products and commencing product sales. Although the Company anticipates significant sales development and revenue growth during 2001, there is no guarantee that the Company will generate sufficient revenue to sustain its operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for the Company's business operations.

         COINLESS GAMING. Certain gaming operators have tested and employed as part of their current operations certain gaming devices that have eliminated the use of coin or tokens, or use a combination of coin and "cashless" vouchers. The acceptance and expansion of coinless gaming devices may reduce the demand for the SecureDrop(TM) System and may adversely affect the Company's operations in the future.

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

         INFLUENCE BY CONTROLLING STOCKHOLDERS. The executive officers and members of the Board beneficially own 8,957,010.5 shares of common stock, or approximately 73.2% of the outstanding shares of common stock, assuming exercise of options, warrants and convertible debentures. These stockholders have the power to influence all matters requiring approval by the Company's stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership also has the effect to delay, prevent or expedite, as the case may be, a change in control of the Company.

         UNCERTAINTY OF MARKET FOR COMPANY'S PRODUCTS. The Company has only recently completed development and begun distribution of the shuffler and the SecureDrop(TM) System. Although the market appears to be receptive to the Company's products, there is no guarantee that the market will remain receptive and that the Company's future products will be received by the market in the same manner.

         CUSTOMER PREFERENCE FOR ONE SHUFFLER VENDOR. There is no guarantee the Company's development of the specialty shufflers will be successfully completed. The failure to successfully complete the development and marketing of the specialty shuffler could negatively impact the Company's ability to distribute its remaining shuffler products. Since the Company's customers have demonstrated a strong preference to conduct business with only one provider of automatic shuffler products, the Company's inability to complete its shuffler product line may adversely affect the Company.

         CONTINUED CUSTOMER ACCEPTANCE. To the Company's knowledge, although the Company's shufflers have not proved vulnerable to card counters or expert players, and although the Company's casino customers have not experienced financial loss from their use of the shufflers, there is no guaranty that the shufflers will not become vulnerable to card counters or expert players or that the use of the Company's shufflers will not result in financial losses for the Company's customers. The occurrence of such events could have a material adverse effect on the Company.

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

         ILLIQUID INVESTMENT; RISK OF LOSS. The capital stock of the Company is at risk of complete loss if the Company's operations are unsuccessful. In addition, there has been no trading market for the Company's common stock. There can be no assurance that the Company's stock will ever be quoted, that an active trading and/or a liquid market will ever develop or, if developed, that it will be maintained. Persons should not invest unless they can afford to lose their entire investment. There are material risks in connection with the Company's common stock.

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

         VULNERABILITY TO FLUCTUATIONS IN THE ECONOMY. The demand for the Company's products is dependent on, among other things, certain economic and business factors to which the economy is subject. These factors are beyond the control of the Company. Such factors include, without limitation: (a) general economic conditions, such as inflation, business cycle fluctuation, interest rates, and the availability of financing; (b) the possibility of recession; (c) increases in operating expenses, taxes, insurance or maintenance costs which might not be offset by increased revenues from the Company's business; and (d) international currency fluctuations.

         INFLUENCE BY JOSEPHTHAL. On December 14, 2000, the Company entered into an agreement with Josephthal to act as its exclusive agent with respect to the Company's proposed private placement of convertible debentures (the "Private Placement"). As compensation, the Company has agreed to provide Josephthal with a non-refundable retainer of $25,000, a 10% transaction fee for all proceeds generated in the Private Placement from investors who are not directors or 5% stockholders of the Company, a 5% transaction fee for all proceeds generated in the Private Placement from investors who are directors or 5% stockholders of the Company, warrants to purchase 133,500 shares of the Company's common stock exercisable at $0.01 per underlying share and warrants to purchase up to an additional 333,750 shares of the Company's common stock exercisable at $0.01 per underlying share. In addition, the Company has agreed to grant to Josephthal a break-up fee of $200,000 upon the closing of a control transaction, has provided to Josephthal a one-year right of first refusal with respect to any subsequent private placement of the Company's securities. The agreement with Josephthal has a term of six months that is extended another twelve months upon the consummation of the Private Placement prior to the expiration of the initial six-month period. Additionally the Company has entered into a $500,000 secured credit facility with an affiliate of Josephthal.

         The credit facility has a one-year term, bears an interest rate of 10% per annum, is secured by the Company's accounts receivable, investment property, instruments and chattel paper, equipment, inventory and all proceeds related to the same, and is subject to mandatory prepayment upon the consummation of a registered offering with minimum gross proceeds of $5,000,000, a change of control of the Company or the consummation of a private placement with minimum gross proceeds of $2,000,000. As part of the credit facility, the Company issued a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $2.50 and, in conjunction with a draw pursuant to the credit line, has agreed to issue warrants to purchase shares of the Company's common stock equal to the amount of the draw divided by $2.50. As of March 1, 2001, the Company has drawn $500,000 against the credit line.

         As a result of the Company's agreements and obligations with Josephthal, Josephthal may be able to influence the Company's future operations and restrict the Company's access to capital markets. If the Company's ability to raise additional capital is impaired, the Company may not be able to support its operations in the future.

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

ITEM 7.  FINANCIAL STATEMENTS

         Independent Auditors' Report

         Balance Sheet at December 31, 2000

         Statements of Operations for the Years Ended December 31, 2000 and 1999 Inception (April 29, 1994) to December 31, 2000.

         Statements of Changes in Stockholders' Equity for the Period from December 31, 1998 to December 31, 2000.

         Statements of Cash Flows for the Years Ended December 31, 2000 and
         1999.

         Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
VendingData Corporation

We have audited the balance sheet of VendingData Corporation as of December 31, 2000, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of VendingData Corporation as of December 31, 2000, and the results of its operations and cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.



                                          James E. Scheifley & Associates, P.C.
                                          Certified Public Accountants

Englewood, Colorado
February 2, 2001

                             VENDINGDATA CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS

Current assets:
   Cash                                                            $    432,070
   Accounts receivable, trade (net of $274,908 allowance)               885,338
   Accounts receivable - other                                           45,445
   Inventories                                                        1,539,005
   Prepaid expenses                                                      55,142
                                                                   -------------
     Total current assets                                             2,956,999

Property and equipment, at cost, net of
   accumulated depreciation of $1,312,591                             2,440,508

Intangible assets, at cost, net of
   accumulated amortization of $93,053                                  239,186
Deferred interest                                                       631,672
Deposits                                                                591,266
                                                                   -------------
                                                                   $  6,859,631
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes and line of credit                                        $    716,000
   Current portion of leases payable                                  1,715,227
   Accounts payable                                                     952,512
   Accrued expenses                                                     405,722
   Accrued interest                                                     310,152
   Customer deposits                                                    281,253
                                                                   -------------
     Total current liabilities                                        4,380,867

Leases payable - non-current                                          3,030,572
Convertible debt                                                      3,300,000
Stockholder loans                                                     1,711,194
Deferred charges                                                        198,769
                                                                   -------------
     Total Liabilities                                               12,621,402

Stockholders' equity:
   Common stock, $.001 par value,
     40,000,000 shares authorized,
     10,854,801 shares issued and outstanding                            10,855
   Additional paid-in capital                                        17,238,756
   Deficit                                                          (23,011,382)
                                                                   -------------
     Total stockholders' equity                                      (5,761,771)
                                                                   -------------
                                                                   $  6,859,631
                                                                   =============

                 See Accompanying Notes to Financial Statements

                             VENDINGDATA CORPORATION
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                  December 31,      December 31,
                                                      2000              1999
                                                 -------------     -------------

SecureDrop(TM)sales                              $  2,594,430      $     30,360
Shuffler sales                                        667,670           104,775
Shuffler rentals                                    1,056,780           437,522
Game rentals                                           67,969           146,239
Other income                                           45,920            48,833
                                                 -------------     -------------
                                                    4,432,769           767,729

Cost of sales                                       4,995,639         2,973,459
                                                 -------------     -------------
Gross margin                                         (562,870)       (2,205,730)

General and administrative                          3,617,319         3,569,854
Research and development                            1,260,684         1,589,935
                                                 -------------     -------------
                                                    4,878,003         5,159,880
                                                 -------------     -------------

(Loss) from operations                             (5,440,873)       (7,365,520)

Interest expense                                      955,481           648,467
Interest expense - related parties                    258,343           119,383
                                                 -------------     -------------
                                                    1,213,824           767,850

(Loss) before income taxes                         (6,654,697)       (8,133,370)
Provision for income taxes                              1,864                --
                                                 -------------     -------------

Net (loss)                                       $ (6,656,561)     $ (8,133,370)
                                                 =============     =============


Basic and diluted (loss) per share               $      (0.62)     $      (0.98)
                                                 =============     =============

Weighted average shares outstanding                10,822,740         8,095,065
                                                 =============     =============

                 See Accompanying Notes to Financial Statements


                                                       VENDINGDATA CORPORATION
                                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FOR THE PERIOD ENDED DECEMBER 31, 1998 TO DECEMBER 31, 2000

                                                                                                        Deficit
                                                                                                       Accumulated
                                                                        Additional        Unpaid        During
                                          Common          Stock         Paid -in          Stock         Develop-
             ACTIVITY                     Shares          Amount         Capital       Subscriptions    ment Stage        Total
                                      -------------   -------------   -------------   -------------   -------------   -------------
   Balance, December 31, 1998            6,767,106    $      6,767    $  6,681,428    $   (125,000)   $ (8,221,451)   $ (1,658,256)

Issuance of stock for cash in
  public offering at $2.50                 527,780             527       1,209,995                                       1,210,522
   (Less expenses of offering)

Rescission and cancellation of
   subscription                           (200,000)           (200)       (449,800)                                       (450,000)

Exercise of common stock warrants
   for cash:
   May 1999 at $2.60                        72,800              73         218,327                                         218,400

Issuance of stock for conversion of
   indebtedness:
   May 1999 at $2.60                       538,458             539       1,399,452                                       1,399,990

   Redemption of stock subscription
     for services                                                                           125,000                        125,000

Issuance of stock for cash in
   private sales:
   May 1999 at $2.60                     2,000,000           2,000       5,198,000                                       5,200,000
   September 1999 at $2.60               1,000,000           1,000       2,599,000                                       2,600,000
   December 1999 at $2.50                   40,000              40          99,960                                         100,000

Net (loss) for the year                         --              --              --              --      (8,133,370)     (8,133,370)
                                      -------------   -------------   -------------   -------------   -------------   -------------

   Balance, December 31, 1999           10,746,144          10,746      16,956,362              --     (16,354,821)        612,289

Issuance of stock for cash in
   private sale at $2.60                   108,657             109         282,394                                         282,502

Net (loss) for the year                                                                                 (6,656,561)     (6,656,561)

   Balance, December 31, 2000           10,854,801          10,855      17,238,756                     (23,011,382)     (5,761,771)
                                      =============   =============   =============   =============   =============   =============

                                           See Accompanying Notes to Financial Statements

                             VENDINGDATA CORPORATION
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                     December 31,   December 31,
                                                         2000           1999
                                                    -------------  -------------

Net (loss)                                          $ (6,656,561)  $ (8,133,370)
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                       817,692        434,832
     Amortization of deferred interest                   314,117        158,328
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable         (587,915)      (328,711)
     (Increase) decrease in inventory                    103,190       (885,533)
     (Increase) decrease in prepaid expenses             235,779       (252,025)
     Increase (decrease) in accounts payable              99,450         42,711
     Increase (decrease) in accrued expenses             265,801        349,936
     Increase (decrease) in customer deposits            110,185        155,196
     Increase (decrease) in deferred charges             198,769
                                                    -------------  -------------
       Total adjustments                               1,557,069       (325,266)
                                                    -------------  -------------
  Net cash (used in)
     operating activities                             (5,099,492)    (8,458,637)
                                                    -------------  -------------

Cash flows from investing activities:
  Acquisition of plant and equipment                    (406,563)    (2,935,696)
  Increase in patents and trademarks                     (26,747)       (54,522)
  Increase in deposits                                   (83,443)      (365,002)
                                                    -------------  -------------
Net cash (used in) investing activities                 (516,754)    (3,355,221)
                                                    -------------  -------------

Cash flows from financing activities:
  Common stock sold for cash                             282,502     10,403,916
  Proceeds from leases                                 2,207,675      2,889,425
  Repayment of leases                                 (1,543,572)      (723,333)
  Proceeds of stockholder loans
  Repayment of stockholder loans                         (34,213)    (1,089,593)
  Proceeds from notes payable & line of credit         2,166,000
  Repayment of notes payable                                           (197,383)
  Proceeds from convertible debt                       1,800,000      1,500,000
                                                    -------------  -------------
Net cash provided by
  financing activities                                 4,878,392     12,783,032
                                                    -------------  -------------

Increase (decrease) in cash                             (737,854)       969,175
Cash and cash equivalents,
  beginning of period                                  1,169,924        200,749
                                                    -------------  -------------
Cash and cash equivalents,
  end of period                                     $    432,070   $  1,169,924
                                                    =============  =============

                 See Accompanying Notes to Financial Statements

                             VENDINGDATA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1. ORGANIZATION

The Company was incorporated on September 21, 1995, in the State of Washington and reorganized as a Nevada corporation with Articles of Merger filed on April 1, 1999, in Washington and on April 2, 1999, in Nevada. The Company is in the business of developing and distributing products related to the gaming industry. The Company's principal products are an electronic card shuffling device, a table game similar to the card game "blackjack", an electronically identified coin collection bucket for use with coin operated gaming devices and playing cards designed to assist the dealer in the game of "blackjack". The Company is the successor of a partnership known as Sharps International, ("Sharps") which was formed in April 1994, and whose principal business activity was the development of an electronic card shuffler. Pursuant to a funding agreement dated January 15, 1996, the partners of Sharps received shares of the Company's common stock on a pro rata basis in exchange for their partnership interests. The assets and liabilities of Sharps have been carried forward at their historical basis. Additional shares were issued to partners of the Sines-Forte general partnership ("Sines") in exchange for the assets of Sines. Such assets consisted of certain intellectual property rights for products, which the Company plans to exploit. The transaction was accounted for as a reorganization of partnerships into corporate form. The foregoing financial statements present the operations of the Company and the partnerships from their inception, since the partnership interests of Sharps and Sines are vested in the same individuals. Values assigned to the acquired intellectual property rights were limited to professional fees paid for patents and trademarks. During 1998, Randy Sines and Steven Forte, in separate transactions, sold to the Company and others all of their respective shares of the Company's common stock, stock options and license rights. As of January 15, 1999, neither Randy Sines nor Steven Forte have no ongoing financial relationship with the Company. The Company was previously reported on as a development stage enterprise.

         SIGNIFICANT ACCOUNTING POLICIES

         ESTIMATES

         The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

         INVENTORY

         Inventory is stated at the lower of cost or market using the first in, first out method. Finished goods include raw materials, direct labor and overhead. Raw materials include purchase and delivery costs. Inventory consisted of the following at December 31, 2000:

                         Raw material       $1,170,654
                         Work in progress       23,451
                         Finished goods        344,900
                                            -----------
                                            $1,539,005

         The Company's inventory is pledged as collateral for a line of credit. See note 3.

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

         Useful lives for property and equipment are as follows:

         Office equipment                         5 years
         Computer software                        5 years
         Tooling                                  3 years
         Leasehold improvements                   5 years

         INTANGIBLE ASSETS

         The Company has applied for patents for certain of its products. Patent and trademark costs aggregating $325,845 are amortized using the straight-line method over a period of ten years beginning in 1997. Amortization for the years ended December 31, 2000 and 1999 amounted to $31,506 and $21,620, respectively.

         Organization costs aggregating $6,395 are amortized using the straight-line method over a period of five years and are stated net of accumulated amortization of $6,395 at December 31, 2000, and amortization expense in each of the two years then ended amounted to $1,279.

         The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset, and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the 2000 and 1999 fiscal years.

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

         REVENUE RECOGNITION

         The Company recognizes revenue from the sale of its products upon installation to the customer. Revenue from rentals of shuffler machines is recorded as revenue at the first of each month in accordance with lease terms. Sales returns and allowances are recorded after returned goods are received and inspected. The Company plans to provide currently for estimated product returns arising therefrom.

         STATEMENT OF CASH FLOW INFORMATION

         Cash and cash equivalents consist of cash and other highly liquid debt instruments with a maturity of less than three months. Cash paid for interest expense amounted to $608,088, and $365,790 for the years ended December 31, 2000 and 1999, respectively. No cash was paid for income taxes during any period presented.

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

         ADVERTISING

         Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $70,886 and $398,050 for the years ended December 31, 2000 and 1999, respectively.

         STOCK-BASED COMPENSATION

         The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation, and beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided in Note 8 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

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


NOTE 2. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31, 2000:

            Furniture and fixtures                            181,757
            Manufacturing equipment                           732,023
            Equipment held for rent                         2,123,000
            Tooling                                           467,095
            Leasehold improvements                            249,224
                                                          ------------
                                                          $ 3,753,099
            Accumulated depreciation and
              amortization                                  1,312,591
                                                          ------------
                                                          $ 2,440,508
                                                          ============

         Depreciation expense charged to operations amounted to $779,794 and $434,832 for the years ended December 31, 2000 and 1999, respectively.

         The Company owns tooling used in the manufacture of certain plastic components of its shuffler product.

         Substantially all of the Company's fixed assets secure leases described in Note 6.


NOTE 3. LINE OF CREDIT

         The Company has obtained a $1,200,000 line of credit based on a percentage of the Company's accounts receivable and inventory. At December 31, 2000 the Company had drawn $450,000 of the line. The line is collateralized by the accounts receivable, inventory and most other non-collateralized assets.


NOTE 4. NOTES PAYABLE

          For the 12 months ending December 31, 2000, the Company received proceeds of $1,700,000, from members of the Board of Directors, a current stockholder and an individual. The terms of the notes range from 9% to 10.5%. The notes also range from 16 month to 22 months in term.


NOTE 5. CONVERTIBLE DEBT AND WARRANTS

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

         On May 25, 2000, the Company's Board of Directors authorized a private placement of $2.2 million of convertible notes. The convertible notes accrue interest at 9.5% per annum, mature two years from the date of issuance (where the holder has the discretion to extend maturity date for up to three one-year periods) and are convertible into shares of the Company's common stock one year after issuance at a rate of $2.60 per share. The $2.2 million of convertible notes are convertible into a maximum of 846,153 shares of the Company's common stock. In addition, for each convertible note of $50,000, the Company issued a warrant to purchase 12,500 shares of the Company's common stock with an exercise price of $2.60.

         With the approval of the Board, certain members of the Board and a controlling stockholder, the Huson Trust, participated in the Company's private placement of convertible notes. The following table summarizes the purchases of convertible notes by the relevant members of the Board and certain stockholders.

         NAME                 AMOUNT        WARRANTS          MATURITY             CONVERTIBILITY
-----------------------    ------------    ----------    --------------------    --------------------
The James E. Crabbe         $1,000,000       250,000         May 30, 2002             May 30, 2001
  Revocable Trust
VIP's Industries, Inc.        $200,000        50,000         May 31, 2002             May 31, 2001
Eric Huson                    $100,000        25,000         June 1, 2002             June 1, 2001
The Huson Trust               $150,000        37,500         June 9, 2002             June 9, 2001
Richard S. Jaslow             $100,000        25,000         July 20, 2002           July 20, 2001
Richard S. Jaslow             $100,000        25,000        August 18, 2002         August 18, 2001
Ronald O. Keil                $100,000        25,000      September 28, 2002       September 28, 2001
Richard S. Jaslow              $50,000        12,500       November 10, 2002       November 10, 2001
-----------------------    ------------    ----------
            TOTAL           $1,800,000       450,000

         The $200,000 in convertible notes purchased by and the warrants to purchase 50,000 shares of the Company's common stock issued to VIP's Industries, Inc., an entity controlled by the Chairman of the Board, were in exchange for the cancellation of a prior convertible note dated March 22, 2000 in the original principal amount of $200,000.

         The proceeds from the private placement of convertible debt were used for general working capital purposes. The exemptions from registration relied upon by the Company for these private placements were Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.


NOTE 6. LEASES PAYABLE

         During 2000 and 1999 the Company entered into financing type lease transactions (capital leases) with leasing companies whereby the Company leased or sold and leased back from the lessor most of its furniture and equipment, tooling and some equipment.

         Scheduled maturities of the obligations as of December 31, 2000 are as follows:

                      Year                       Amount
                      ----                       ------

          2001                               $ 2,153,339
          2002                                 1,870,901
          2003                                   599,058
          2004                                    16,116
                                             ------------
          Minimum future lease payments        4,639,415
          Less interest component               (456,502)
                                             ------------
          Present value of future net
            minimum lease payments             4,182,913
                                             ------------
          Less current portion                (2,043,713)
          Due after one year                 $ 2,139,200


         Property recorded under capital leases includes the following as of December 31, 2000:

          Capitalized leased equipment and
          Shuffler machines, at cost               $ 1,276,434
          Furniture and equipment                      312,338
          Tooling                                      271,500
                                                   ------------
                                                     1,860,272
          Less accumulated depreciation               (700,671)
                                                   ------------
          Total assets subject to capital leases   $ 1,159,601

         The leases contain provisions for mandatory buy back of the inventory and equipment at the end of the initial terms of the leases. The future minimum lease payments scheduled above include the buy out provisions due at the end of each lease term. The net present value of the buy out provisions, $611,119 as of December 31, 2000, has been included in other assets and represents additional interest on the leases which will be amortized to interest expense during the remaining lease terms.


NOTE 7. STOCKHOLDER LOANS

         During the years ended December 31, 2000, 1999, 1998 and 1997, stockholders who were also directors of the Company made advances to the Company for working capital purposes. The balance payable by the Company was $295,407 at December 31, 1999, including accrued interest of $2,338. One of the Company's principal stockholders had outstanding advances to the Company aggregating $1,235,000 at December 31, 1998. In May 1999, $999,999 of this aggregate amount plus accrued interest was converted to common stock at a rate of $2.60. The remaining balance at December 31, 2000 of $261,194 is to be repaid on April 15,2002 with an interest rate of 9.5%. The advances during 2000 amounted to $1,450,000 in the form of long term notes with interest rates of 9% or 9.5%.


NOTE 8. STOCKHOLDERS' EQUITY

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

         On September 22, 1999, the Company entered into subscription agreements with certain current stockholders of the Company whereby the stockholders agreed to purchase 1,000,000 shares of the Company's common stock for $2.60 per share for an aggregate subscription amount of $2,600,000 of the 1,000,000 shares purchased, three directors of the company purchased an aggregate of 140,000 shares, and Mr. Crabbe's Trust purchased 860,000 shares.

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

         CONVERTIBLE DEBT. For additional information with respect to the Company's issuance of convertible debt in 2000, see Note 5.

         STOCK OPTIONS. The Company has an aggregate of 320,000 options to purchase common stock at $1.00 per share, 825,000 options to purchase common stock at $1.50 per share, 430,500 options to purchase common stock at $2.50 per share, and 114,100 options to purchase common stock at $2.60 and 2,000 options to purchase common stock at $3.00 per share outstanding at January 31, 2001.

         The following is a summary of transactions involving stock options:

                                                    Range of         Average
                                    Shares       Exercise Prices      Price
                              -------------------------------------------------
Balance           12/31/95               -

Granted                            320,000            $1.00           $1.00
Balance           12/31/96         320,000            $1.00           $1.00

Granted                            200,000            $1.50           $1.50
Balance           12/31/97         520,000        $1.00 - $1.50       $1.19

Granted                            330,000        $1.50 - $2.50       $1.59
Balance           12/31/98         850,000        $1.00 - $2.50       $1.35

Granted                            467,333        $2.50 - $2.60       $2.52
Canceled                           103,833            $2.50           $2.50
Exercised                           40,000            $2.50           $2.50
Balance           12/31/99       1,173,500        $1.00 - $2.60       $1.67

Granted                            169,500         $2.50-$3.00        $2.75
Canceled                            76,400            $2.60           $2.60
Balance           12/31/00       1,266,600        $1.00 -$3.00        $2.00

         The weighted average fair value at the date of grant for options granted during 1999 and 1998 as described above was $0.71 per option in 2000 and $0.50 per option in 1999 (after recording the additional compensation attributed to options issued at $1.50 as described above). The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

                                                    2000                1999
                                           --------------------   --------------
               Market value                $2.50, 2.60 and 3.00   $2.50 and 2.60
               Expected life in years                3                   3
               Interest rate                        7%                  7%
               Volatility                           10%                 10%
               Dividend yield                      0.00%               0.00%

         Stock based compensation costs would have increased pretax losses by $119,616 ($0.01 per share) and $161,703 ($0.02 per share) in 2000 and 1999, respectively, if the fair value of the options granted during those years had been recognized as compensation expense.

         WARRANTS. The Company has outstanding an aggregate of 450,000 warrants to purchase common stock at $2.60 per share.

NOTE 9. INCOME TAXES

         Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences which are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset resulting from the net operating loss ("NOL") carryforward described below has been fully reserved.

         The Company has fully reserved approximately $5,304,715 for the asset related to the portion of the loss carryforward which more likely than not will not be utilized in future years. To date, the Company has operated as a start-up operation, and no tax liabilities exist to utilize the NOL carryover.

         At December 31, 2000, the Company had net operating loss carryforwards aggregating approximately $22,258,665, which expire as follows:

              2010:      $   172,303
              2011:      $ 1,721,318
              2012:      $ 2,534,394
              2013:      $ 3,040,719
              2014:      $ 8,133,370
              2015:      $ 6,656,561

         The principal difference between the Company's book operating losses and income tax operating losses results from the issuance of common stock during 1996, 1997 and 1988 for services, interest and options to purchase common stock at less than fair market value in exchange for debt conversion rights and other services.


NOTE 10. RELATED PARTY TRANSACTIONS

         In August 1999, the Company issued a new agreement with Steve Blad, CEO, effective January 1, 2000 to December 31, 2002. The agreement provides monthly compensation of $23,500 through December 31, 2000, upon which time the compensation is to be renegotiated. The agreement provides that 100,000 options (exercisable at a price of $2.50 per share) be granted upon the effective date of the agreement. The Company recorded compensation expense related to the options granted for the excess of the fair value of the underlying common stock at the grant date ($2.60 per share) over the exercise price of $2.50 per share during January 2000. The agreement also provide for the granting of 100,000 options ($2.50 per share) for each year (2000, 2001, 2002) based upon the Company meeting its goals provided by the Board of Directors.

         At December 31, 1999 and 2000 the Company had a note payable to a stockholder in the amount of $295,407 and $261,194, respectively. Also, in 1999, the Company entered into equity transactions with current stockholders, see Note 6.

         Advances to the Company from shareholders and Board Members during 2000 amounted to $1,450,000 in the form of long term notes with interest rates of 9% or 9.5%.

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

         On September 22, 1999, the Company entered into subscription agreements with certain current stockholders of the Company whereby the stockholders agreed to purchase 1,000,000 shares of the Company's common stock for $2.60 per share for an aggregate subscription amount of $2,600,000 of the 1,000,000 shares purchased, three directors of the Company purchased an aggregate of 140,000 shares, and Mr. Crabbe's Trust purchased 860,000 shares.

         On December 29, 1999, a member of the Board of Directors exercised 40,000 options to purchase common stock from the Company for $2.50 per share for an aggregate amount of $100,000.

         CONVERTIBLE DEBT. In 2000, the Company received proceeds of $1,600,000 from and issued warrants to purchase 400,000 shares of Common Stock to certain directors and controlling stockholders of the Company as part of a private placement of convertible notes. In addition, the Company cancelled a 10% convertible note dated March 22, 2000 in the original principal amount of $200,000 held by VIP's Industries, Inc., an entity controlled by the Chairman of the Board of the Company, in exchange for the issuance of a 9.5% convertible note dated May 31, 2000 and warrants to purchase 50,000 shares of Common Stock. For additional information with respect to the issuance of convertible notes and warrants to the certain directors and controlling stockholders of the Company, see Note 5.


NOTE 11. COMMITMENTS AND CONTINGENCIES

         During October 1997, the Company entered into a license agreement whereby the Company would develop and market an electronically identified coin collection box for use with coin operated gaming devices. The agreement provides for payments to the licensor for use of certain intellectual property associated with the project as follows:

        1999 Minimum royalties               $64,000
        2000 Minimum royalties               $75,000
        Thereafter                          $150,000

         The Company has the right to terminate the agreement upon sixty days written notice to the licensor should it determine that the technology may be unpatentable or that the licensed products are uneconomical. The patent application was filed for this product in 1996, and notice of patent issuance was dated February 8, 1999.

         BUILDING LEASE. In September 1999, the Company agreed to lease, beginning November 1999, from the Company's then current landlord, a new building containing approximately 58,000 square feet. Under the terms of the lease agreement, the Company was relieved from all obligations under its pre-existing lease agreement with the landlord on the earlier of December 1, 2000, or the date upon which an assignment of the former leased premises lease agreement became effective. The term under the new lease agreement is for 86 months with one (1) option to extend for a five-year period. The new lease agreement provides for no rent for the first seven (7) months of the lease. Base monthly rent during months eight (8) through twenty-six (26) shall be $42,968, and during months twenty-seven (27) through eighty-six (86), base monthly rent shall be $42,968 per month plus an annual Consumer Price Index increase not to exceed 3% per annum. The other material terms of the lease agreement are substantially similar to those of the Company's pre-existing lease agreement. The Company expects the new facility to be adequate for its facility requirements for the foreseeable future. The Company also leases four office locations in Idaho, Washington, Mississippi and Michigan. The monthly rent attributed for these locations is $1,200, $1,245, $1,200 and $1,200 respectively. Rent expense was $559,376 and $188,156 for the years ended December 31, 2000 and 1999, respectively.

         The Company also leases certain office equipment under non-cancelable operating leases having monthly rentals of $6,474.

         Future minimum rentals, including escalation provisions, under the leases are as follows:

         2001                    $627,098
         2002                    $573,262
         2003                    $551,870
         2004                    $515,616
         2005                    $515,616
         Thereafter            $1,074,200

         The Company has granted joint exclusive licenses to two entities for marketing rights to one of its products which provide for royalty payments to the Company of $0.04 and $0.075 per unit sold. Amounts paid pursuant to the licenses have not been material.

NOTE 12. SUPPLEMENTAL STATEMENT OF OPERATIONS INFORMATION

         During the years ended December 31, 2000 and 1999, the Company incurred $3,617,319 and $3,569,854 of general and administrative expenses respectively, the components of which are as follows:

                                                      2000              1999

      Salaries and related costs                   1,377,808        $1,407,184
      Consulting services                             25,421            15,870
      Advertising / Marketing                         87,354           398,051
      Travel / Entertainment                         370,770           408,326
      Gaming Industry shows                          420,698           342,207
      Rent                                           354,020            80,210
      Legal Expense                                  147,029           304,813
      Depreciation & amortization                    252,553           434,832
      Amortization-Deferred Interest                       -           158,328
      Printing                                          5334                 -
      Bad Debt                                       321,059                 -
      Insurance                                       45,442                 -
      Sales Tax                                       97,767                 -
      Other Expenses                                 112,064            20,033
                                                 ============      ============
                                                   3,617,319        $3,569,854


NOTE 13. SUBSEQUENT EVENTS

         The Company has obtained and drawn the full amount of a $500,000 line of credit in connection with agreement with its investment-banking firm, which is engaged in the private placement of securities for the Company. The Company has issued a total of 250,000 warrants to purchase commons stock at $2.50 in relation to the line of credit. During March the Company also received $150,000 ($300,000 total) from two affiliates of Josephthal in the form of short term notes.

         273,000 warrants to purchase commons stock, which were held by Convertible Notes due 2004, expired on February 1, 2001.

         Effective March 19, 2001, Michael C. McDonald is no longer employed as the Chief Financial Officer of the Company. Mr. McDonald will remain in the Company's employ through March 30, 2001. His departure is on terms mutually acceptable to Mr. McDonald and the Company.

         In March 2001, the Company purchased assets formerly belonging to Spinteknology, Inc., Spintek Gaming Technologies, Inc. and Spintek Gaming, Inc. (collectively, "Spintek") related to the AccuHopper(TM)technology. This technology is currently in the development phase, and later this year the Company plans to release the SecureHopper(TM)product. SecureHopper(TM)will be a device that will allow gaming organizations to monitor the number of coins in the machine's hopper (coin dispenser). The SecureHopper(TM)will become a module of the SecureDrop(TM) Systems.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information regarding the Company's current executive officers and directors.

         NAME           AGE                        POSITION
---------------------   ---      ---------------------------------------------

Steven J. Blad          49       Chief Executive Officer, President & Director
James E. Crabbe         55       Vice-Chairman of the Board
Eric S. Huson           30       Director
Richard S. Jaslow       54       Director
Ronald O. Keil          67       Director
Bob L. Smith            62       Chairman of the Board

         STEVEN J. BLAD joined the Company in October 1996 and served as Vice President of Sales and Marketing until April 30, 1997, when he was named President of the Company. Mr. Blad served in that position until May 27, 1998, when he became Chief Executive Officer, President and Director of the Company. Previously, Mr. Blad was President and Chief Executive Officer of Flagship Games International from 1987 to July 1991. From July 1991 to September 1994, Mr. Blad was a consultant for Marketing and Gaming in Atlanta, Georgia. From October 1994 to September 1996, Mr. Blad was a consultant for Spintek Gaming Technologies. Mr. Blad received a bachelor's degree in 1973 from Carson Newman. He obtained a Masters of Education degree in 1975 from Southern Baptist Graduate School. From 1975 to 1976, Mr. Blad attended additional graduate studies at the University of Alabama.

         JAMES E. CRABBE became a member and Vice-Chairman of the Board on May 25, 2000. Since 1980, and until November, 2000, Mr. Crabbe has been the President of the Crabbe Huson Group, Inc., an investment management company in Portland, Oregon. Mr. Crabbe was granted a Series 63 Securities Dealer License in 1989 and earned a bachelor's degree from the University of Oregon in 1967.

         ERIC S. HUSON became a member of the Board on May 25, 2000. Mr. Huson was an Equities Researcher with Despain & Coby LLC. Prior to working at Despain & Coby, LLC, Mr. Huson was Operations Manager at Rendova Boats LLC, Port Orchard, Washington. Mr. Huson has a bachelor's degree in History from Linfield College.

         RICHARD S. JASLOW has been a member of the Board since April 1999. Since 1978, Dr. Jaslow has been in private practice as an orthopedic surgeon. Dr. Jaslow received his bachelor's degree and his M.D. from Tufts University in 1968 and 1972, respectively. In 1978, Dr. Jaslow completed his orthopedic residency at White Memorial Medical Center in 1978.

         RONALD O. KEIL has been a member of the Board since April 1999. Since July 1999, Mr. Keil has owned and operated two supermarkets in San Diego, California. Mr. Keil was also Managing Partner of RJL Properties, Inc., which owned and operated four hotels and a mini-storage facility. In addition, Mr.

Keil owned a 142 room Holiday Inn in Idaho Falls and owned and operated Keil's Food Stores, a regional chain of supermarkets in Washington and Oregon. Mr. Keil is a founder and director of the Bank of Clark County, Oregon. He earned a bachelor's degree in Business Administration from Lewis and Clark College and has completed graduate work towards an MBA from the University of Oregon.

         BOB L. SMITH joined the Board in May 1998 and has served as Chairman of the Board since April 29, 1999. Mr. Smith also serves as Chairman of the Board and Chief Executive Officer of VIP's Industries, Inc., a company co-founded by Mr. Smith in 1968 that oversees restaurant, hotel and real estate development in five Western states. In 1966, he founded the Bob L. Smith Real Estate Company, and was also Real Estate Analyst and Marketing supervisor with the American Oil Company. Mr. Smith serves on the Board of Directors of Centennial Bank and Regency of Oregon (formerly Blue Cross and Blue Shield of Oregon), and previously served on the Board of Directors of the Crabbe-Huson Funds, Inc., an investment management company, and Flying J. Inc., an integrated oil company. Mr. Smith received a bachelor's degree in Business Administration from the University of Oregon in 1962.

         The Board of Directors intends to nominate Daniel Purjes, Chief Executive Officer and Chairman of Josephthal & Co., Inc. to the Board's slate of directors that will be voted upon by the Company's stockholders at the 2001 Annual Meeting of Stockholders. Upon the election of Mr. Purjes, the Board intends to appoint Mr. Purjes to serve as the Company's Chairman of the Board of Directors.

         Mr. Purjes is Chairman and Chief Executive Officer of Josephthal Group, Inc., the parent company of Josephthal & Co. Inc., an investment banking and brokerage firm and a member of the New York Stock Exchange and other principal exchanges. Previously, Mr. Purjes was the President and Chief Executive Officer of Josephthal & Co. Mr. Purjes began his tenure at Josephthal in 1985 as its Director of Investment Banking. Prior to joining Josephthal, Mr. Purjes was with a number of securities firms including Bear Stearns & Co. and L.F. Rothschild Unterberg Towbin. Mr. Purjes began his Wall Street career at Morgan Stanley in 1978. Mr. Purjes is also the Chairman and Chief Executive Officer of FAS Holdings, Inc., the parent company of First Allied Securities, Inc., an NASD member brokerage firm with approximately 200 offices throughout the country. He is also Chairman of Nur Macroprinters Ltd., a leading manufacturer of wide-format digital printers and consumables that is publicly traded (NASDAQ
NMS: NURM). Mr. Purjes also serves on the Board of Directors of several privately held corporations and non-profit organizations. Mr. Purjes has bachelor's and master's degrees in Computer Sciences from the City College of N.Y., School of Engineering.

         The following section sets forth information regarding the key employees of the Company.

          NAME              AGE                      POSITION
-------------------------   ---      -----------------------------------------
Stacie L. Brown             30       Corporate Counsel
Robert G. Pietrosanto       38       President of Casinovations, Inc.
D. Dean Barnett             42       Vice President Sales
Kenneth R. Dickinson        44       Vice President SecureDrop(TM)Systems
William B. Roquemore        46       Vice President Manufacturing and Service
Joseph D. Corradino         51       Director of Shuffler Sales
Bruce W. Raabe              51       Director of SecureDrop(TM)Sales

*THE COMPANY IS CURRENTLY SEARCHING FOR A CHIEF FINANCIAL OFFICER. IN THE INTERIM, THE COMPANY'S CONTROLLER, DONALD CUNNINGHAM, IS HANDLING THE RESPONSIBILITY FOR THE COMPANY'S FINANCIAL AFFAIRS UNDER THE DIRECTION OF THE CEO.

         STACIE L. BROWN joined the Company in July 1999, as Corporate Counsel. Previously, she was in private practice with Dickerson, Dickerson, Consul & Pocker in Las Vegas, Nevada, from 1995 to 1999, where she assisted in the representation of the Las Vegas Convention and Visitors Authority. Ms. Brown has been admitted to the State Bar of Nevada and the District of Columbia Bar and is admitted to practice before the U.S. District Court, District of Nevada, the U.S. Courts of Appeal for the Ninth and District of Columbia Circuits and the United States Supreme Court. Ms. Brown earned her Juris Doctor from the University of Michigan Law School in 1995 and received a bachelor's degree from Ball State University in 1992 majoring in French, Political Science and Telecommunications.

         ROBERT G. PIETROSANTO has been the President of Casinovations, Inc. since September 6, 2000, and joined the Company in January 1999 as Director of North American Sales. Prior to joining the Company, Mr. Pietrosanto was the top-performing sales executive for Shuffle Master from 1992 to 1999. Before joining Shuffle Master, Mr. Pietrosanto began his career in the gaming business as a card dealer in 1984 and went on to work in several casinos, including Binion's Horseshoe, the Continental, the Sands and the Showboat, holding various key management positions. Mr. Pietrosanto studied business administration at Alfred University in Alfred, New York from 1980 to 1983.

         D. DEAN BARNETT has been Vice President Sales since August 1998 and has over seven years of sales experience in the gaming industry. Mr. Barnett formerly held the position of National Sales Manager for Shuffle Master from 1992 to 1997. Prior to his employment with Shuffle Master, he worked for Bally's Las Vegas, from 1984 to 1992, as part of a special management team focused on fraudulent player practices, such as card counting and shuffle tracking. Mr. Barnett studied business management at the University of Nevada, Las Vegas from 1978 to 1980 and spent two years (1983 and 1984) in the National Football League with the Denver Broncos as a tight end before injuries forced an early retirement.

         KENNETH R. DICKINSON has been Vice President SecureDrop(TM) Systems since 1998. Before joining the Company, he was Engineering Manager at Bally Gaming from 1989 to 1998, where he was responsible for the design and development of Bally's first Touchscreen Lottery game and the GameMaker, the first of its kind with a multi-game touch screen gaming device. Before entering the gaming industry, Mr. Dickinson was in the video communications field from 1986 to 1989 as Director of Engineering for Datapoint Corporation in San Antonio, Texas and was also an Engineering Manager for Interand Corporation in Chicago, Illinois from 1981 to 1986. Mr. Dickinson assisted in developing the "Telestrator," which gained fame as the CBS chalkboard seen every Sunday afternoon on NFL football. Mr. Dickinson attended Michigan Technical University and graduated in 1977.

         WILLIAM B. ROQUEMORE joined the Company in January 1999, and serves as Vice President Manufacturing and Service. Before joining the Company, Mr. Roquemore worked for Softbank as Site Manager from 1997 to 1999, and served 20 years in the production and service areas of computer electronics manufacturing. Mr. Roquemore earned a degree in Applied Electronics from the United Electronics Institute in Dallas, Texas in 1978 and also studied manufacturing and quality control at Richland College in Dallas, Texas in 1980.

         JOSEPH D. CORRADINO joined the Company in November 2000 as Director of Shuffler Sales. Mr. Corradino has over 26 years of casino experience and has held positions in international and domestic casino management. Prior to joining the Company, Mr. Corradino served as Vice President of Casino Operations for the Santa Fe Hotel and Casino from 1993 to 2000. Before his employment with the Santa Fe Hotel and Casino, he held numerous positions in the gaming industry, including Casino Manager at the Hacienda Hotel from 1989 to 1993, Shift Manager at the Sahara Hotel Casino from 1985 to 1989, and Casino and Assistant Casino Manager at the Flamingo Beach Casino in the Netherland Antilles from 1983 to 1984. Mr. Corradino earned a bachelor's degree in Transportation, Tourism and Travel from Niagara University in 1971.

         BRUCE W. RAABE joined the Company in February of 2001 as Director of SecureDrop(TM) Sales. From 1996 to 2000, Mr. Raabe served as International Sales Manager for Bally Systems, a division of the Alliance Gaming Corporation, where he worked with the international sales and implementation of the Bally SDS Slot Accounting System. Additionally, Mr. Raabe was the original Product Manager for Alliance Gaming's Progressive Jackpot Systems. From 1993 to 1996, Mr. Raabe was the Director of Sales and Marketing for GRIPS Systems, Inc., where he marketed and sold products both in the US and internationally. Before venturing into the gaming industry, Mr. Raabe held several positions in the computer industry. Mr. Raabe completed four years at the University of Nevada, Reno, where he studied social psychology, marketing and business administration.

         COMPOSITION OF THE BOARD

         The Board presently consists of six persons. Directors are to serve until their successors are elected and have qualified. The Company's Bylaws provide for a Board consisting of one to ten persons.

         Effective February 1, 2001, the Company reconfigured the Board through an amendment to its Bylaws. The amendment removed the classification of the Company's Board of Directors. As a result of the Company's reconfiguration of the Board, the terms of Richard S. Jaslow and Ronald O. Keil will expire upon the election of their respective successors, who shall be nominated to the Board of Directors. Eric S. Huson shall resign from the Board, reducing the number of the Company's directors from six to five. However, since Bob L. Smith and James
E. Crabbe have each been elected to terms of three years, expiring in 2002 and 2003, respectively, the classification of the Board shall be eliminated in its entirety in 2003.

         COMMITTEES OF THE BOARD

         The Board has two standing committees, the Executive Committee, which performs the functions of a compensation committee, and the Audit Committee.

         The Executive Committee is comprised of Messrs. Blad, Crabbe and Smith. This committee has the responsibility of reviewing the Company's financial records to determine overall compensation and benefits for executive officers and establishing and administering the policies which govern employee salaries and benefit plans. The Audit Committee is comprised of Messrs. Jaslow, Keil and Huson. This committee has the responsibility of recommending the firm that will serve as the Company's independent public accountants, reviewing the scope and results of the audit and services provided by the independent public accountants and meeting with the Company's financial staff to review accounting procedures and policies.

         DIRECTOR COMPENSATION

         Non-employee directors of the Company receive an attendance fee of $500 per meeting attended. In addition, non-employee directors receive stock options to purchase 1,000 shares of common stock at the annual meeting at which they were elected to serve as director and additional stock options to purchase 1,000 shares of common stock on January 1 of each successive year of service on the Board. Directors who are employees of the Company or its subsidiaries do not receive compensation for their services as directors.

         MEETINGS OF THE BOARD

         The Board generally meets quarterly, and in the year ended December 31, 2000, the Board held three meetings. All directors attended at least 75% of the meetings held.

         STOCK OPTION PLANS

         1999 STOCK OPTION PLAN

         The Company's 1999 Stock Option Plan (the "1999 Plan") was adopted by the board on January 5, 1999, and approved by the stockholders on March 29, 1999. The 1999 Plan provides the Company with the vehicle to grant to employees, officers and consultants stock options and bonuses in the form of stock and options. Under the 1999 Plan, the Company can grant awards for the purchase of up to 500,000 shares of the Company's common stock in the aggregate, including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. To date, the Company has issued options to purchase 399,500 shares of common stock under the 1999 Plan, 141,900 of which have reverted back to the 1999 Plan, and 257,600 of which are outstanding. The Company's executive committee has authority to determine the persons to whom awards will be granted, the nature of the awards, the number of shares to be covered by each grant, the terms of the grant and with respect to options, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise and the time, manner and form of payment upon exercise of an option.

         DIRECTORS' STOCK OPTION PLAN

         The Company's Directors' Stock Option Plan (the "Directors' Plan") was adopted by the board on December 13, 1999, and approved by the stockholders on July 14, 2000. The Directors' Plan provides the Company with the vehicle to grant to directors stock options and bonuses in the form of stock and options. Under the Directors' Plan, the Company can grant awards for the purchase of up to 100,000 shares of the Company's common stock in the aggregate, including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. To date, the Company has issued options to purchase 24,000 shares of common stock under the Directors' Plan, of which 22,000 remain outstanding and 2,000 have been cancelled. The Directors' Plan committee, comprised of Messrs. Crabbe and Smith, has authority to determine the number of shares to be covered by each grant, the terms of the grant and with respect to options, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise and the time, manner and form of payment upon exercise of an option.

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

         To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2000, all Reporting Persons complied with all applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth compensation received by Steven J. Blad, the Company's Chief Executive Officer. No other executive officer of the Company received total compensation for the year ended December 31, 2000 that exceeded $100,000.

                                               SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------
                                            Annual Compensation                           Long Term Compensation
                                                                                ----------------------------------------
                                                                                           Awards              Payouts
                                                                                ----------------------------- ----------
                                                                  Other          Restricted     Securities
                                                                  Annual           Stock        Underlying      LTIP
                                           Salary      Bonus   Compensation       Award(s)      Options/       Payouts
  Name and Principal Position     Year       ($)        ($)         ($)              ($)          SARs (#)        ($)
------------------------------------------------------------------------------------------------------------------------
Steven J. Blad,                   2000    280,888      -0-         -0-              -0-          100,000         -0-
Chief Executive Officer,          1999    218,363      -0-         -0-              -0-            600           -0-
     President and Director       1998    102,520      -0-         -0-             10,000        200,000         -0-
------------------------------------------------------------------------------------------------------------------------

         In addition, the Company paid $91,500 to Steven J. Blad in the fiscal year ended December 31, 1998, for sales, marketing and management consulting services. This amount is disclosed under the column, "All Other Compensation." In addition to the annual compensation disclosed above, the Company provides certain perquisites and other personal benefits to some or all of the executives. The unreimbursed incremental cost to the Company of providing perquisites and other personal benefits did not exceed, as to any of the executives for any year, the lesser of $50,000 or 10% of the total salary and bonus paid to such executive for such year.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding grants of stock options during the fiscal year ended December 31, 2000 made to the named executive officers. There are no stock appreciation rights.

---------------------------------------------------------------------------------------------------------------------
                                                            Individual Grants
                     ------------------------------------------------------------------------------------------------
                        Number of Securities             Percent of Total          Exercise or
                       Underlying Options/ SARs        Options/SARs Granted to       Base Price
      Name                   Granted (#)             Employees in Fiscal Year       ($/Share)       Expiration Date
---------------------------------------------------------------------------------------------------------------------
Steven J. Blad                  100,000                          59%                   $2.50        January 1, 2005
---------------------------------------------------------------------------------------------------------------------

         The shares of common stock underlying the options granted to Steven J. Blad represented approximately 59% of the total number of options granted to the Company's employees. The total number of options granted by the Company for the year ended December 31, 2000 was 169,500.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

         In the fiscal year ended December 31, 2000, the Company's named executive officer did not exercise any stock options. The following table sets forth information related to the fiscal year-end value of unexercised stock options held by Steven J. Blad. Although the Company's common stock is not traded on an exchange or quoted on an electronic medium, the Company has recently sold securities that are convertible into shares of the Company's common stock at a rate of $2.50 per share.

---------------------------------------------------------------------------------------------------------------------
                                    Number of securities underlying                    Value of unexercised
                                   unexercised options/SARs at fiscal              in-the-money options/SARs at
                                                year-end                                  fiscal year-end
                              ---------------------------------------------------------------------------------------
          Name                     Exercisable              Unexercisable          Exercisable        Unexercisable
---------------------------------------------------------------------------------------------------------------------
Steven J. Blad                         55,000                      0              $  89,650               N/A
Steven J. Blad                        625,000                      0              $ 625,000               N/A
Steven J. Blad                        200,000                      0              $       0               N/A
---------------------------------------------------------------------------------------------------------------------
          Total                       880,000                      0              $ 714,650               N/A
---------------------------------------------------------------------------------------------------------------------

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

         As the Company's named executive officer did not receive any stock options under a long-term incentive plan during the fiscal year ended December 31, 2000, a table reflecting the same has been intentionally omitted.

         EMPLOYMENT AGREEMENTS

         In August 1999, the Company entered into a new agreement with Steven J. Blad with an effective date of January 1, 2000 and a term of three years. Pursuant to the employment agreement, Mr. Blad shall receive a monthly base salary of $23,500 and 400,000 stock option rights with an exercise price of $2.50. With respect to the vesting of the options, 100,000 stock options vested as of the effective date of the employment agreement with the balance to vest over a three-year period thereafter as long as Mr. Blad remains employed as the Company's President and Chief Executive Officer and satisfies certain performance goals to be established by the Board. As with the prior employment agreement with Mr. Blad, the present employment agreement contains provisions with respect to confidentiality and non-competition. The Company recorded compensation expense related to the options granted for the excess of the fair value of the underlying common stock at the grant date ($2.60 per share) over the exercise price of $2.50 per share during January 2000.

         INSURANCE

         The Company maintains directors and officers liability insurance of $3,000,000 on behalf of its officers and directors insuring them against liability that they may incur in such capacities or arising out of such status.

         LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

         Sections 78.7502 and 78.751 of the Nevada Revised Statutes provide for the indemnification of officers, directors and other corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses incurred, arising under the Securities Act. The Company's articles of incorporation provides for indemnification of its directors, officers, employees and other agents to the extent and under the circumstances permitted by Sections 78.7502 and 78.751 of the Nevada Revised Statutes.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Company's directors, officers and controlling persons pursuant to the provisions contained in its articles of incorporation, bylaws, Nevada law or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. If a claim for indemnification against such liabilities, other than the payment by the Company of expenses incurred or paid by one of the Company's directors, officers or controlling persons in the successful defense of any action, suit, or proceeding, is asserted by such director, officer or controlling person, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by the Company is against public policy as expressed in the Securities Act and will be governed by the final adjudication of this issue.

         There is no pending litigation or proceeding involving any of our directors or officers as to which indemnification is being sought, nor is the Company aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's common stock as of March 9, 2001 by: (i) its executive officers and its directors, individually; (ii) its executive officers and directors, as a group; and (iii) all persons who beneficially owned more than 5% of the outstanding shares of the Company's common stock. The beneficial ownership is calculated based on 10,854,801 shares of our common stock outstanding as of March 9, 2001. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.

         Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of capital stock listed as owned by such person. Shares issuable upon the exercise of options, warrants or other securities convertible into the Company's common stock that are currently exercisable or become exercisable within sixty days of March 9, 2001 are considered outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares of our common stock held by another individual. Unless otherwise indicated, the address of the following stockholders is c/o VendingData Corporation, 6830 Spencer Street, Las Vegas, Nevada 89119.

  NAME OF EXECUTIVE OFFICERS        NUMBER OF SHARES        PERCENTAGE OF SHARES
      AND DIRECTORS                BENEFICIALLY OWNED        BENEFICIALLY OWNED
--------------------------------------------------------------------------------
Steven J. Blad (1)                      1,066,316.0                9.09%
James E. Crabbe (2)                     6,554,994.0               58.02%
Eric S. Huson (3)                          87,506.5                0.81%
Richard S. Jaslow (4)                     379,083.0                3.49%
Ronald O. Keil (5)                        289,680.0                2.67%
Bob L. Smith (6)                          579,431.0                5.31%
                                      ------------------------------------------
Executive officers and
  directors as a group (6 persons)      8,957,010.5               73.17%

----------
         (1) Reflects 175,100 shares of common stock owned by Mr. Blad; 1,216 shares of common stock owned by Joanna Blad (spouse); 10,000 shares of common stock owned by Gametek, Inc., an entity controlled by Mr. Blad; and options to purchase 880,000 shares of common stock.
         (2) Reflects 3,138,570 shares of common stock owned by the James E. Crabbe Revocable Trust; 2,973,117 shares of common stock owned by certain individuals for which Mr. Crabbe possesses the voting power; 826,922 shares of common stock issuable upon conversion of certain outstanding convertible debentures; and options to purchase 1,000 shares of common stock.
         (3) Reflects 70,000 shares of common stock owned by Tower Rock Partners, LLC, an entity in which Mr. Huson holds an interest; 16,506.5 shares of common stock owned by the Richard S. Huson Marital Trust U/T/A dated 9/4/98 for which Mr. Huson is a beneficiary; and options to purchase 1,000 shares of common stock.
         (4) Reflects 227,083 shares of common stock owned by Mr. Jaslow; 100,000 shares of common stock owned by Richard S. Jaslow IRA; 50,000 shares of common stock owned by Susan Jaslow (spouse); and options to purchase 2,000 shares of common stock.
         (5) Reflects 258,350 shares of common stock owned by Mr. Keil; 28,330 shares of common stock owned by Susan Keil (spouse); and options to purchase 3,000 shares of common stock.
         (6) Reflects 344,195 shares of common stock owned by Mr. Smith; 176,236 shares of common stock owned by VIP's Industries, Inc., an entity controlled by Mr. Smith; 1,000 shares of common stock owned jointly with Christina Smith (daughter); and options to purchase 58,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the years ended December 31, 1999 and 1998, Richard S. Huson, former Chairman of the Board and controlling stockholder of the Company, made loans to the Company for working capital purposes. The balances payable by the Company aggregated $295,407 at December 31, 1999 and $261,194 at December 31, 2000. The Company executed a replacement promissory note representing the aggregate amount of advances made by Mr. Huson where the outstanding principal and interest is to be repaid at an interest rate of 9.5% per annum in monthly installments of $10,791 beginning July 1, 1999.

         CONVERSION OF OUTSTANDING INDEBTEDNESS. In May 1999, the Company and the Richard S. Huson Revocable Trust U/T/A dated 09/04/98 (the "Huson Trust"), of which Richard S. Huson, a former director and principal stockholder of the Company, was co-trustee, entered into a subscription agreement whereby the Huson Trust agreed to convert a certain portion of indebtedness owed by the Company to the Huson Trust in exchange for shares of common stock at a conversion rate of $2.60 per share. Pursuant to the terms of the subscription agreement, the Huson Trust converted $999,999 of outstanding indebtedness into 384,615 shares of common stock and received a replacement promissory note for the balance of the outstanding indebtedness.

         PRIVATE PLACEMENT OF COMMON STOCK. In May 1999, the Company entered into a subscription agreement with a stockholder of the Company whereby the stockholder agreed to purchase 2,000,000 shares of the Company's common stock for $2.60 per share for an aggregate subscription amount of $5,200,000. Pursuant to the terms of the subscription agreement, the stockholder delivered $1,300,000 upon execution of the subscription agreement and agreed to pay the balance of $3,900,000, in no more than three equal installments of not less than $1,300,000, by July 10, 1999. The Company received the payment of the balance of $3,900,000 prior to July 10, 1999. The Company used proceeds from this private placement for general working capital purposes.

         On September 22, 1999, the Company entered into subscription agreements with certain stockholders of the Company whereby the stockholders agreed to purchase 1,000,000 shares of the Company's common stock for $2.60 per share for an aggregate subscription amount of $2,600,000. Of the 1,000,000 shares purchased, three directors of the company purchased an aggregate of 140,000 shares and Mr. Crabbe Trust purchased 860,000 shares. The Company used the proceeds from the private placement for working capital purposes.

         For the 12 months ending December 31, 2000, the Company received proceeds of $1,700,000, from members of the Board, a current shareholder and an individual. The terms of the notes range from 9% to 10.5%. The notes also range from 16 months to 22 months in term.

         CONVERTIBLE DEBT. On May 25, 2000, the Board authorized a private placement of $2.2 million of convertible notes. The convertible notes accrue interest at 9.5% per annum, mature two years from the date of issuance (where the holder has the discretion to extend maturity date for up to three one-year periods) and are convertible into shares of the Company's common stock one year after issuance at a rate of $2.60 per share. The $2.2 million of convertible notes are convertible into a maximum of 846,153 shares of the Company's common stock. In addition, for each convertible note of $50,000, the Company issued a warrant to purchase 12,500 shares of the Company's common stock with an exercise price of $2.60.

         With the approval of the Board, certain members of the Board and a controlling stockholder, the Huson Trust, participated in the Company's private placement of convertible notes. The following table summarizes the purchases of convertible notes by the relevant members of the Board and certain stockholders.

            NAME                     AMOUNT           WARRANTS               MATURITY                CONVERTIBILITY
------------------------------    --------------    ------------     ----------------------      ---------------------
The James E. Crabbe               $1,000,000          250,000              May 30, 2002               May 30, 2001
    Revocable Trust
VIP's Industries, Inc.              $200,000           50,000              May 31, 2002               May 31, 2001
Eric Huson                          $100,000           25,000              June 1, 2002               June 1, 2001
The Huson Trust                     $150,000           37,500              June 9, 2002               June 9, 2001
Richard S. Jaslow                   $100,000           25,000              July 20, 2002             July 20, 2001
Richard S. Jaslow                   $100,000           25,000             August 18, 2002           August 18, 2001
Ronald O. Keil                      $100,000           25,000           September 28, 2002         September 28, 2001
Richard S. Jaslow                    $50,000           12,500            November 10, 2002         November 10, 2001
------------------------------    --------------    --------------
            TOTAL                 $1,800,000          450,000

         The $200,000 in convertible notes purchased by and the warrants to purchase 50,000 shares of the Company's common stock issued to VIP's Industries, Inc., an entity controlled by the Chairman of the Board, were in exchange for the cancellation of a prior convertible note dated March 22, 2000 in the original principal amount of $200,000.

         COMPENSATION OF AND TRANSACTIONS WITH JOSEPHTHAL. The Company proposes to nominate Daniel Purjes to the Board's slate of directors that will be voted upon by the Company's stockholders at the 2001 Annual Meeting of Stockholders. Mr. Purjes is the Chief Executive Officer and Chairman of Josephthal. On December 14, 2000, the Company entered into an agreement with Josephthal to act as its exclusive agent with respect to the Private Placement. As compensation, the Company has agreed to provide Josephthal with a non-refundable retainer of $25,000, a 10% transaction fee for all proceeds generated in the Private Placement from investors who are not directors or 5% stockholders of the Company, a 5% transaction fee for all proceeds generated in the Private Placement from investors who are directors or 5% stockholders of the Company, and warrants to purchase shares of the Company's common stock equal to 10% of the aggregate number of common stock into which the Notes are convertible. In addition, the Company has agreed to grant to Josephthal a break-up fee of $200,000 upon the closing of a control transaction, and has provided to Josephthal a one-year right of first refusal with respect to any subsequent private placement of the Company's securities. The agreement with Josephthal has a term of six months that is extended another twelve months upon the consummation of the Private Placement prior to the expiration of the initial six-month period.

         Apart from the services provided by Josephthal, the Company has entered into a $500,000 secured credit facility with an affiliate of Josephthal. The credit facility has a one-year term, bears an interest rate of 10% per annum, is secured by the Company's accounts receivable, investment property, instruments and chattel paper, equipment, inventory and all proceeds related to the same, and is subject to mandatory prepayment upon the consummation of a registered offering with minimum gross proceeds of $5,000,000, a change of control of the Company or the consummation of a private placement with minimum gross proceeds of $2,000,000. As part of the credit facility, the Company issued a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $2.50 and, in conjunction with a draw pursuant to the credit line, has agreed to issue warrants to purchase shares of the Company's common stock equal to the amount of the draw divided by $2.50.

         TRANSACTION REVIEW

         The Company has adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of the Board. The Bylaws of the Company provide that no such transactions by the Company shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the Board or a committee thereof which approves such transactions, or solely because their votes are counted for such purpose if: (i) the fact of such common directorship or financial interest is disclosed or known by the Board or committee and noted in the minutes, and the Board or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote for that purpose without counting the vote or votes of such interested directors; or (ii) the fact of such common directorship or financial interest is disclosed to or known by the stockholders entitled to vote, and they approve or ratify the contract or transaction in good faith by a majority vote or written consent of stockholders holding a majority of the shares of common stock entitled to vote (the votes of the common or interested directors or officers shall be counted in any such vote of stockholders); or (iii) the contract or transaction is fair and reasonable to the Company at the time it is authorized or approved. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the Board or a committee thereof which approves such transactions. If there are no disinterested directors, the Company shall obtain a majority vote of the stockholders approving the transaction.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.
                  --------

         See exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-KSB which is incorporated herein by reference.

         (b)      Reports on Form 8-K.
                  -------------------

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 VENDINGDATA CORPORATION


                                 By:   /S/ Steven J. Blad
                                       -----------------------------------------
                                       Steven J. Blad, Chief Executive Officer,
                                         President and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                 TITLE                                DATE
 /s/ Steven J. Blad           Chief Executive Officer, President and Director      March 30, 2001
---------------------------   (Principal Executive Officer and Acting Principal
Steven J. Blad                Financial Officer)



 /s/ Bob L. Smith             Chairman of the Board                                March 30, 2001
---------------------------
Bob L. Smith


 /s/ James E. Crabbe          Director                                             March 29, 2001
---------------------------
James E. Crabbe


 /s/ Ronald O. Keil           Director                                             March 26, 2001
---------------------------
Ronald O. Keil


 /s/ Richard S. Jaslow        Director                                             March 26, 2001
---------------------------
Richard S. Jaslow


 /s/ Eric S. Huson            Director                                             March 29, 2001
---------------------------
Eric S. Huson

                                  EXHIBIT INDEX

Exhibit
Number                      Exhibit Description                            Page
------                      -------------------                            ----

2.1      Agreement and Plan of Merger dated as of March 6, 1999, by and between the Company and Casinovations Nevada
         Incorporated, incorporated by reference from the Company's
         Annual Report on Form 10-KSB filed on March 26, 1999.               --

3.1      Amended and Restated Articles of Incorporation dated July 24,
         2000, incorporated by reference from Form 8-K filed on July
         28, 2000, Exhibit 10.1.                                             --

3.2      Amended and Restated Bylaws of VendingData Corporation dated
         June 19, 2001, incorporated by reference from Form 8-K filed
         on July 28, 2000, Exhibit 10.2.                                     --

3.3      Amended and Restated Bylaws of VendingData Corporation,
         incorporated by reference from Form 8-K filed on February 7,
         2001, Exhibit 10.1.                                                 --

4.1      Specimen certificate for Common Stock, incorporated by
         reference from Form SB-2 filed on July 16, 1997.                    --

4.2      VendingData Corporation 1999 Stock Option Plan, incorporated by reference from the Company's Annual Report on Form 10-KSB
         filed on March 26, 1999.                                            --

4.3      Form of 9.5% Convertible Note Due 2004, incorporated by
         reference from the Company's Quarterly Report on Form 10-QSB
         filed on May 17, 1999.                                              --

4.4      Form of Warrant Associated with 9.5% Convertible Note Due
         2004, incorporated by reference from the Company's Quarterly
         Report on Form 10-QSB filed on May 17, 1999.                        --

10.1     Consulting Agreement of Gametek and Steven J. Blad dated
         February 1, 1997, incorporated by reference from Form SB-2
         filed on July 16, 1997.                                             --

10.2     License Agreement with The United States Playing Card Company dated March 16, 1995, incorporated by reference from Form
         SB-2 filed on July 16, 1997.                                        --

10.3     Exclusive License Agreement with Technology Development
         Center, LLC, incorporated by reference from Amendment No. 2
         to Form SB-2 filed on November 12, 1997.                            --

10.4 Employment Agreement of Steven J. Blad dated June 1, 1998, incorporated by reference to Post-Effective Amendment No.1 on
         Form SB-2/A filed on June 5, 1998.                                  --

10.5     Lease Agreement dated August 19, 1999, by and between the
         Company and Spencer Airport Center, LLC for 6830 Spencer
         incorporated by reference from the Company's Quarterly Report
         on Form 10-QSB filed on November 15, 1999.                          --

10.6 Shareholder Agreement dated December 14, 1998, by and between VendingData Corporation and Richard Huson, Bob Smith and Ron
         Keil, incorporated by reference from the Company's Annual
         Report on Form 10-KSB filed on March 26, 1999.                      --

10.7     Agreement dated March 24, 1999, by and between VendingData
         Corporation and Dominion Income Management, incorporated by reference from the Company's Annual Report on Form 10-KSB
         filed on March 26, 1999.                                            --

10.8     First Security Bank of Nevada Master Equipment Lease
         Agreement, incorporated by reference from the Company's
         Quarterly Report on Form 10-QSB filed on August 13, 1999.           --

Exhibit
Number                      Exhibit Description                            Page
------                      -------------------                            ----

10.9 VendingData Corporation 1999 Directors' Stock Option Plan, incorporated by reference from the Company's Quarterly Report
         on Form 10-QSB filed on November 15, 1999.                          --

10.10    Durable Power of Attorney Granting Voting Rights of the
         Company's Common Stock, incorporated by reference from the
         Company's Quarterly Report on Form 10-QSB filed on November
         15, 1999.                                                           --

10.11    Wild Hold `em Fold `em Settlement Agreement dated February
         18, 2000, incorporated by reference from the Company's
         Current Report on Form 8-K filed on March 16, 2000.                 --

10.12 Bonus Blackjack Settlement Agreement dated February 18, 2000, incorporated by reference from the Company's Current Report
         on Form 8-K filed on March 16, 2000.                                --

10.13 Employment Agreement of Steven J. Blad dated August 10, 1999, incorporated by reference from the Company's Quarterly Report
         on Form 10-QSB filed on August 13, 1999.                            --

10.14    Agreement by and between the Company and Josephthal & Co.
         Inc. dated December 14, 2000.                                       64

10.15    Stand-By Credit Agreement by and between the Company and
         Josephthal & Co. Inc. dated as of February 6, 2001.                 77

10.16    Form of Promissory Note, attached as an exhibit to the
         Stand-By Credit Agreement by and between the Company and
         Josephthal & Co. Inc. dated as of February 6, 2001.                 82

10.17    Form of Warrant, attached as an exhibit to the Stand-By
         Credit Agreement by and between the Company and Josephthal &
         Co. Inc. dated as of February 6, 2001.                              92

10.18    Security Agreement by and between the Company and Josephthal
         & Co. Inc. dated as of February 6, 2001.                           104

21.1     Subsidiaries of Registrant.                                        112

23.1     Consent of James E. Scheifley & Associates, P.C.                   113