Form 10QSB
period 2001-03-31
VENDINGDATA CORP
filed 2001-05-14
CIK 1004673

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2001
                                          --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from:           to
                                         ---------    ---------

Commission file number:  000-25855
                         ---------

                             VendingData Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Nevada                                               91-1696010
--------------------------------                             -------------------
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

        YES   X       NO
           --------       -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

        YES            NO
             --------      -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    11,079,801 shares of common stock, $.001 par value, as of April 30, 2001
--------------------------------------------------------------------------------

           Transitional Small Business Disclosure Format (check one);

        YES            NO    X
            --------      --------


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


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             VENDINGDATA CORPORATION
                                  BALANCE SHEET

                                                                                March 31, 2001 December 31, 2000
                                                                                 -------------   -------------
                                     ASSETS                                       (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                     $    121,188    $    432,070
   Accounts receivable, trade                                                         798,118         885,338
   Other receivables                                                                   33,604          45,445
   Inventories                                                                      2,116,647       1,539,005
   Prepaid expenses                                                                    34,692          55,142
                                                                                 -------------   -------------
     Total current assets                                                           3,104,249       2,957,000

Property and equipment, including revenue producing equipment, at cost, net of
   accumulated depreciation of  $1,493,648 and $1,312,591, respectively             2,357,556       2,440,508

Intangible assets, at cost, net of
   accumulated amortization of $101,463 and $93,054, respectively                     247,569         239,186
Deferred interest                                                                     614,262         631,672
Deposits                                                                              628,928         591,266
                                                                                 -------------   -------------
                                                                                 $  6,952,564    $  6,859,632
                                                                                 =============   =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes and credit line payable                                                 $  1,516,000    $  2,275,358
   Current portion of leases payable                                                2,022,901       1,715,223
   Accounts payable                                                                 1,169,998         952,512
   Accrued expenses                                                                   346,921         405,722
   Accrued interest                                                                   421,578         310,152
   Customer deposits                                                                  371,543         281,253
                                                                                 -------------   -------------
     Total current liabilities                                                      5,848,941       5,940,220

Leases payable                                                                      2,733,219       3,030,572
Convertible debt                                                                    3,300,000       3,300,000
Stockholder loans                                                                   1,711,194         151,836
Deferred charges                                                                      170,461         198,769
                                                                                 -------------   -------------
     Total liabilities                                                             13,763,815      12,621,397

Stockholders' equity:
   Common stock, $.001 par value,
     40,000,000 shares authorized, 11,079,801 shares and
     10,746,144 shares issued and outstanding, respectively                            11,080          10,855
   Additional paid-in capital                                                      17,823,531      17,238,756
   Deficit accumulated during development stage                                   (24,645,862)    (23,011,376)
                                                                                 -------------   -------------
     Total stockholders' equity                                                    (6,811,251)     (5,761,765)
                                                                                 -------------   -------------
                                                                                 $  6,952,564    $  6,859,632
                                                                                 =============   =============

                             See accompanying notes to unaudited financial statements.


                                                        3

                             VENDINGDATA CORPORATION
                             STATEMENT OF OPERATIONS
                THREE MONTHS MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                   Three Months Ended March 31,
                                                     2001               2000
                                                 -------------     -------------

Sales                                            $    612,780         1,367,961
Rental income                                         292,017           323,979
Other income                                                -            17,894
                                                 -------------     -------------
                                                      904,797         1,709,834

Cost of sales                                       1,149,693         1,265,422
                                                 -------------     -------------
Gross margin                                         (244,896)          444,412

Selling, general and administrative                   717,455           935,646
Research and development                              238,342           380,970
                                                 -------------     -------------
(Loss) from operations                             (1,200,693)         (872,201)

Interest expense, net                                 302,031           171,861
Interest expense - related parties                    131,749            42,615
                                                 -------------     -------------
      Total interest expense net                      433,780           214,476
                                                 -------------     -------------
(Loss) before income taxes                         (1,634,473)       (1,086,677)
Provision for income taxes                                 14                 -
                                                 -------------     -------------
Net income (loss)                                $ (1,634,487)     $ (1,086,677)
                                                 =============     =============

Basic earnings (loss) per share                  $      (0.15)     $      (0.10)
                                                 =============     =============

Weighted average shares outstanding                11,079,801        10,749,144
                                                 =============     =============

            See accompanying notes to unaudited financial statements.

                             VENDINGDATA CORPORATION
                             STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                                                            Three Months Ended
                                                        ---------------------------
                                                       March 31, 2001  March 31, 2000
                                                        ------------   ------------
Net (loss)                                              $(1,634,487)   $(1,086,677)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                          189,466        192,493
     Amortization of deferred interest                       73,918         85,968
   Changes in assets and liabilities:
     (Increase) decrease in trade accounts receivable        87,220     (1,269,998)
     (Increase) decrease in other receivables                11,841        165,810
     (Increase) decrease in inventory                      (577,642)       (85,645)
     (Increase) decrease in prepaid expenses                 20,450        201,310
     Increase (decrease) in accounts payable                217,486        160,806
     Increase (decrease) in accrued expenses                 52,625         57,528
     Increase (decrease) in customer deposits                90,290         (2,435)
     Increase (decrease) in deferred charges                (28,309)             -
                                                        ------------   ------------
       Total adjustments                                    137,346       (494,163)
                                                        ------------   ------------

Net cash (used in) operating activities                  (1,497,141)    (1,580,839)
                                                        ------------   ------------

Cash flows from investing activities:
   Acquisition of plant and equipment                      (106,516)       (44,345)
   Equipment produced and held for rental                         2              -
   Increase in patents and trademarks                        (8,383)       (18,881)
   Deposits                                                 (37,662)       (75,754)
                                                        ------------   ------------
Net cash (used in) investing activities                    (152,559)      (138,980)
                                                        ------------   ------------

Cash flows from financing activities:
   Common stock sold for cash                               585,000              -
   Repayment of stockholder loans                         1,559,358        (25,558)
   Proceeds from leases payable                             386,346        841,465
   Repayment of leases payable                             (432,529)      (284,141)
   Proceeds from convertible debentures                           -        200,000
   Proceeds from notes payable                             (759,358)             -
                                                        ------------   ------------

Net cash provided by financing activities                 1,338,817        731,766
                                                        ------------   ------------

Increase (decrease) in cash                                (310,883)      (988,053)
Cash and cash equivalents, beginning of period              432,070      1,169,924
                                                        ------------   ------------
   Cash and cash equivalents, end of period             $   121,187    $   181,871
                                                        ============   ============

            See accompanying notes to unaudited financial statements.

                                       5

                             VendingData Corporation
                          Notes to Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION.

The accompanying unaudited financial statements of VendingData Corporation (the "Company") and its wholly-owned subsidiaries (collectively with the Company, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, as included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 31, 2001.

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

NOTE 3 - DEBT AND WARRANTS.

The Company has obtained and drawn the full amount of a $500,000 line of credit in connection with an agreement with its investment-banking firm, which is engaged in the private placement of securities for the Company. The Company has issued a total of 250,000 warrants to purchase common stock at $2.50 in relation to the line of credit. The Company also received $150,000 each ($300,000 total) from two affiliates of its investment banking firm in the form of short term notes; $150,000 of the proceeds from these notes constituted a portion of the purchase price for the Company's acquisition of assets formerly belonging to Spinteknology, Inc., Spintek Gaming Technologies, Inc., and Spintek Gaming ("Spintek"). The remaining proceeds from these notes were used for general working capital purposes.

On February 1, 2001, 273,000 warrants to purchase commons stock, which were held by holders of the Company's convertible notes due 2004, expired. In March 2001, and as a portion of the purchase price for the acquisition of assets formerly belonging to Spintek, the Company issued warrants to purchase 225,000 shares of common stock, exercisable at $10 per share.

NOTE 4 - PLACEMENT OF COMMON STOCK.

In March 2001, and as a portion of the purchase price for the acquisition of assets formerly belonging to Spintek, the Company issued 225,000 shares of restricted common stock to a third party who purchased these assets from the bankruptcy estate of Spintek.

NOTE 5 - EQUIPMENT FINANCING.

For the three months ending March 31, 2001, the Company received proceeds of $386,346 from a third-party leasing company through which the Company has financed most of its furniture, equipment, and tooling. The leases have a mandatory buyout and terms ranging from 24 to 39 months.

NOTE 6 - TECHNOLOGY ACQUISITION

On March 26, 2001, the Company purchased the tangible and intangible assets belonging to Spintek out of the bankruptcy proceedings involving Spintek. These assets include equipment, supplies, inventory, and intellectual property, including all patent rights, pending patent applications, registered trademarks, pending trademark applications, copyrights, and other assets related to a slot machine hopper and the technology for determining its contents and for transmitting collection and accounting data under the registered names AccuSystem(R), including AccuHopper(R), the AccuBoard, and the AccuDrop. The Company plans to reintroduce these products under the trade name SecureHopper(TM). As payment for the assets, the Company: (i) paid $150,000 in cash; (ii) issued 225,000 shares of restricted common stock with piggyback registration rights; (iii) issued warrants exercisable into 225,000 share of restricted common stock at an exercise price of $10.00 per underlying share; and
(iv) agreed to pay 50% of net proceeds in excess of $175,000 from the sale of inventory from the assets purchased.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATEMENT ON FORWARD-LOOKING INFORMATION

         Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as statements relating to plans for future expansion, capital spending, future operations, sources of liquidity and financing sources. Such statements refer to events that could occur in the future and may be identified by the use of words such as "intend," "plan," "believe," correlative words, and other expressions indicating that future events are contemplated. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to liquidity requirements for VendingData Corporation (the "Company"), the continued growth of the gaming industry, the success of the Company's product-development, marketing and sales activities, vigorous competition in the gaming industry, dependence on existing management, gaming regulations (including actions affecting licensing and product approvals), leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, and changes in federal or state tax laws or the administration of such laws. For a description of additional risk factors and information related to forward-looking statements, see "Risk Factors and Forward-Looking Information" below.

OVERVIEW

         The Company's primary business is the development, manufacturing and marketing of various concepts and products focused primarily on products that increase security, productivity, and profitability for the gaming industry.

         As of March 31, 2001, the Company had placed 512 of its Random Ejection Shufflers(TM) ("Shufflers") under rental contracts. The Company maintains parts inventories required to build additional Shufflers. On March 26, 2001, the Louisiana State Police, Riverboat Gaming Division, approved the Company's SecureDrop(TM) 2000 and Mobile Scale Systems.

         The following discussion summarizes the Company's results of operations for the three months ended March 31, 2001 and 2000, and the Company's liquidity and capital resources.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         REVENUES. For the three months ended March 31, 2001, the Company generated total revenues of $904,797 compared to $1,709,834 for the three months ended March 31, 2000. The revenues for the three months ended March 31, 2001, consisted of Shuffler rentals of $292,017, Shuffler sales of $43,450, and SecureDrop(TM) sales of $569,330. The decrease of $802,037, or 46.9%, in revenues from the three months ended March 31, 2000, to the three months ended March 31, 2001, resulted primarily from the decrease of $755,181 in sales over the same period. Despite the decrease in revenues, the Company believes revenue will increase through additional SecureDrop(TM) sales, as the SecureDrop(TM) modules gain additional regulatory approvals, through sales of Shufflers through international distributors and through continued Shuffler rental.

         COST OF SALES. For the three months ended March 31, 2001, the cost of sales was $1,149,693 compared to $1,265,422 for the three months ended March 31, 2000, a decrease of $115,729, or 9.1%. The cost of sales for the three months ended March 31, 2001, consisted of approximately $437,552 for the Company's SecureDrop(TM) products, $106,150 for depreciation expense associated with the Shufflers held for rental, $250,916 for costs related to servicing the Shufflers held for rental, $16,400 for costs related to sales of the Shuffler, and $338,675 for labor and other manufacturing costs. Although the decrease in cost of sales was due to the decline in SecureDrop(TM) sales, this decline was partially offset by increased Shuffler service costs.

         GROSS MARGIN. For the three months ended March 31, 2001, the gross margin was $(244,896) compared to $444,412 for the three months ended March 31, 2000, a decrease of $689,308. As a result, the gross margin percentage on revenues for the three months ended March 31, 2001 was (27.0)% compared to 26.0% for the three months ended March 31, 2000. The decrease in gross margin and in gross margin percentage resulted primarily from the decrease in revenues, an increase in costs related to servicing the Shufflers held for rental and an increase in labor and other manufacturing costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 2001, selling, general and administrative expenses decreased approximately $218,191, or approximately 23%, to $717,455, compared to $935,646 for the three months ended March 31, 2000. For the three months ended March 31, 2001, selling, general and administrative expenses included: salaries and related costs of $337,204; advertising and marketing services of $40,443; travel and entertainment costs of $54,092; printing and office expenses of $17,514; depreciation and amortization of $49,990; office rent and utilities of $111,607; professional fees of $20,618; bad debt accrual of $60,000 and $25,987 in other miscellaneous expenses. The decrease for the quarter is primarily due to decreases in salaries, gaming industry show costs, printing and travel and entertainment expenses.

         RESEARCH AND DEVELOPMENT. For the three months ended March 31, 2001, research and development expenses decreased $142,628, or approximately 37%, to $238,342, compared to $380,970 for the three months ended March 31, 2000. The decrease is due to decreased expenditures on basic SecureDrop(TM) research and development.

         INTEREST EXPENSE, NET. For the three months ended March 31, 2001, the Company incurred interest expenses, net of interest income, of $433,780 compared to $214,476 for the three months ended March 31, 2000, an increase of $219,304, or 102%. This increase was attributable to the increased borrowings by the Company.

         NET INCOME (LOSS). For the three months ended March 31, 2001, the Company had a net loss of $1,634,487 compared to a net loss of $1,086,677 for the three months ended March 31, 2000, an increase of $547,810. The increase in net loss was primarily due to a decrease in SecureDrop(TM) sales while awaiting regulatory approvals, a decrease in gross margin and an increase in total interest expense, net. Basic loss per share was $.15, based on 11,079,801 weighted average shares outstanding, for the three months ended March 31, 2001, compared to $.10, based on 10,746,144 weighted shares outstanding, for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. The Company has generated cash flow deficits from operations, including cash used in operating activities of $1,497,141 and $1,580,839 in the three months ended March 31, 2001 and 2000, respectively. To fund development activities, the Company used cash in investing activities of $152,559 and $138,980 in the three months ended March 31, 2001 and 2000, respectively. Consequently, the Company has been substantially dependent on cash from financing activities to fund development and operating activities, receiving cash from financing activities of $1,338,817 and $731,766 in the three months ended March 31, 2001 and 2000, respectively. The Company will continue to require cash from financing activities for both its current operating needs and to fund its anticipated expansion into non-gaming sales markets until operations begin to generate sufficient cash flow to support such cash requirements.

         CASH AND WORKING CAPITAL. At March 31, 2001, the Company had cash, cash equivalents and investments of $121,188, compared to $432,070 at December 31, 2000. At March 31, 2001, the Company's working capital was $(2,744,692), compared to $(2,983,220) at December 31, 2000. At March 31, 2001, the Company's current ratio, i.e. the ratio of current assets to current liabilities, was .53 compared to .50 at December 31, 2000. Until the Company's normalized cash flows from operations are achieved, the Company will be relying upon existing cash balances, accounts receivable collections, placements of debt or equity and institutional sources of debt and equity capital for working capital purposes.

         CASH FLOW. For the three months ended March 31, 2001, net cash used in operating activities was $1,497,141, compared to $1,580,839 for the three months ended March 31, 2000. Cash used in operating activities during the three months ended March 31, 2001, is net of depreciation and amortization of $189,466, compared to $192,493 for the three months ended March 31, 2000 and amortization of deferred interest of $73,918 for the three months ended March 31, 2001, compared to $85,968 for the three months ended March 31, 2000 and reflects decreases in accounts receivable of $87,220, compared to an increase of $1,269,998 for the three months ended March 31, 2000; increases in inventory of $577,642, compared to $85,645 for the three months ended March 31, 2000; a decrease in prepaid expenses of $20,450, compared to a decrease of $201,310 for the three months ended March 31, 2000; decreases in other receivables of $11,841, compared to a decrease of $165,810 for the three months ended March 31, 2000; increases in accounts payable of $217,486, compared to an increase of $160,806 for the three months ended March 31, 2000; increases in accrued expenses of $52,625, compared to an increase of $57,528 for the three months ended March 31, 2000; increases in customer deposits of $90,290, compared to a decrease of $2,435 for the three months ended March 31, 2000; and a decrease in deferred charges of $28,309, compared to $0 for the three months ended March 31, 2000.

         For the three months ended March 31, 2001, the Company used net cash from investing activities of $152,559 compared to $138,980 for the three months ended March 31, 2000. Cash used in investing activities for the three months ended March 31, 2001 was used primarily for the acquisition of equipment and tooling in the amount of $106,516, the acquisition of patents and trademarks in the amount of $8,383 and deposits of $37,662.

         For the three months ended March 31, 2001, net cash provided by financing activities was $1,338,817 compared to $731,766 for the three months ended March 31, 2000. The increase is attributable to the private placement of several notes with private individuals for working capital. For the three months ended March 31, 2001, cash from financing activities consisted of $585,000 from the private placement of common stock and proceeds of $386,346 from leases payable, reduced by the repayment of leases payable of $432,529, the repayment of shareholder loans of $1,559,358 and $759,358 from the private placement of notes.

         DEBT AND WARRANTS. The Company has obtained and drawn the full amount of a $500,000 line of credit in connection with an agreement with Josephthal & Co. Inc., its investment-banking firm ("Josephthal"), which is engaged in the private placement of securities for the Company. The Company has issued a total of 250,000 warrants to purchase common stock at $2.50 in relation to the line of credit. The Company also received $150,000 ($300,000 total) from two affiliates of Josephthal in the form of short term notes.

         On February 1, 2001, warrants to purchase 273,000 shares of common stock, which were held by holders of the Company's convertible notes due 2004, expired.

     EQUIPMENT FINANCING. For the three months ending March 31, 2001, the Company received proceeds of $386,346 from a third-party leasing company through which the Company has financed most of its furniture, equipment, and tooling. The leases have a mandatory buyout and terms ranging from 24 to 39 months.

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

RISK FACTORS AND FORWARD-LOOKING INFORMATION

         THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. SUCH STATEMENTS REFER TO EVENTS THAT COULD OCCUR IN THE FUTURE AND MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "INTEND," "PLAN," "BELIEVE," CORRELATIVE WORDS, AND OTHER EXPRESSIONS INDICATING THAT FUTURE EVENTS ARE CONTEMPLATED. SUCH STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT.

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

         LIMITED OPERATING RESULTS; NO INDEPENDENT MARKET RESEARCH OF POTENTIAL DEMAND FOR CURRENT OPERATIONS. Until January 2000, the Company was in the development stage and had limited sales of its products. The Company's activities had been limited to analyzing the gaming industry, consulting with persons in the gaming industry, negotiating interim financing arrangements, developing products, establishing a distribution network for its products, marketing its products to the gaming industry, manufacturing its products and commencing product sales. Although the Company anticipates significant sales development and revenue growth during 2001, there is no guarantee that the Company will generate sufficient revenue to sustain its operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for the Company's business operations.

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

         INFLUENCE BY CONTROLLING STOCKHOLDERS. The Company's executive officers and members of the Company's Board of Directors beneficially own 8,957,010.5 shares of common stock, or approximately 73.2% of the outstanding shares of the Company's common stock, assuming exercise of options, warrants and convertible debentures. These stockholders have the power to influence all matters requiring approval by the Company's stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership also has the effect to delay, prevent or expedite, as the case may be, a change in control of the Company.

         UNCERTAINTY OF MARKET FOR COMPANY'S PRODUCTS. The Company has only recently completed development and begun distribution of the Shufflers and the SecureDrop(TM) System. Although the market appears to be receptive to the Company's products, there is no guarantee that the market will remain receptive and that the Company's future products will be received by the market in the same manner.

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

         INFLUENCE BY JOSEPHTHAL. On December 14, 2000, the Company entered into an agreement with Josephthal to act as its exclusive agent with respect to the Company's proposed private placement of convertible debentures (the "Private Placement"). As compensation, the Company has agreed to provide Josephthal with a non-refundable retainer of $25,000, a 10% transaction fee for all proceeds generated in the Private Placement from investors who are not directors or 5% stockholders of the Company, a 5% transaction fee for all proceeds generated in the Private Placement from investors who are directors or 5% stockholders of the Company, warrants to purchase 133,500 shares of the Company's common stock exercisable at $3.00 per underlying share and warrants to purchase up to an additional 333,750 shares of the Company's common stock exercisable at $3.00 per underlying share. In addition, the Company has agreed to grant to Josephthal a break-up fee of $200,000 upon the closing of a control transaction, has provided to Josephthal a one-year right of first refusal with respect to any subsequent private placement of the Company's securities. The agreement with Josephthal has a term of six months that is extended another twelve months upon the consummation of the Private Placement prior to the expiration of the initial six-month period. Additionally the Company has entered into a $500,000 secured credit facility with an affiliate of Josephthal.

         The credit facility has a one-year term, bears an interest rate of 10% per annum, is secured by the Company's accounts receivable, investment property, instruments and chattel paper, equipment, inventory and all proceeds related to the same, and is subject to mandatory prepayment upon the consummation of a registered offering with minimum gross proceeds of $5,000,000, a change of control of the Company or the consummation of a private placement with minimum gross proceeds of $2,000,000. As part of the credit facility, the Company issued a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $2.50 and, in conjunction with a draw pursuant to the credit line, has agreed to issue warrants to purchase shares of the Company's common stock equal to the amount of the draw divided by $2.50. As of March 1, 2001, the Company had drawn against the entire amount of the credit line.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On November 22, 1999, Moll Industries, Inc. filed a complaint (Case No. 817296) against the Company in the Superior Court of the State of California for the County of Orange, California. The parties have entered into a settlement agreement, the fulfillment of which will lead to the dismissal of this litigation.

         On May 18, 2000, Heath Electronics Manufacturing Corporation filed a complaint (Case No. CV OC 00-02422D) against the Company in the District Court of the Fourth Judicial District of the State of Idaho, Ada County. The Company has answered the Complaint, which requests payment for goods in the amount of $89,569 plus interest and costs, and has filed a counterclaim alleging claims for breach of contract, breach of express warranty, breach of the implied warranty of merchantability, and breach of the implied warranty of fitness for a particular purpose. Trial has been set for June 18, 2001.

         On August 16, 2000, Bon Temps Roule, Inc. and other plaintiffs filed a complaint (Case No. 00CC09840) against the Company, Joe Stapley, and Travis Morgan Securities, Inc. in the Superior Court of the State of California, Orange County. The complaint alleges claims for the sale and purchase of securities based upon misrepresentations and requests rescission of certain stock purchase transactions. The court granted the Company's demurrers to plaintiffs' complaint, first amended complaint, and second amended complaint. Trial has been set for September 10, 2001.

         On March 21, 2001, RNB Enterprises, Inc. and other plaintiffs filed a complaint (Case No. A432250) against the Company in the District Court of the State of Nevada, Clark County. The complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment/equitable set-off, intentional interference with contractual relations/business, and fraud and/or misrepresentation. The Company has filed an answer, and the parties have scheduled a case conference pursuant to the Nevada Rules of Civil Procedure.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         LINE OF CREDIT. The Company issued warrants to purchase 250,000 shares of its common stock at an exercise price of $2.50 in conjunction with a $500,000 line of credit from an affiliate of Josephthal. The Company has drawn the entire amount available under the line of credit and has applied the funds to general working capital purposes. The issuance of these warrants was exempt from registration in reliance on Section 4(2) of the Securities Act.

         ASSET ACQUISITION. On March 26, 2001, the Company purchased the tangible and intangible assets belonging to Spintek out of the bankruptcy proceedings involving Spintek. These assets include equipment, supplies, inventory, and intellectual property, including all patent rights, pending patent applications, registered trademarks, pending trademark applications, copyrights, and other assets related to a slot machine hopper and the technology for determining its contents and for transmitting collection and accounting data under the registered names AccuSystem(R), including the AccuHopper(R), the AccuBoard, and the AccuDrop. The Company plans to reintroduce these products under the trade name SecureHopper(TM). As payment for the assets, the Company:
(i) paid $150,000 in cash; (ii) issued 225,000 shares of restricted common stock with piggyback registration rights; (iii) issued warrants exercisable into 225,000 shares of restricted common stock at an exercise price of $10.00 per underlying share; and (iv) agreed to pay 50% of net proceeds in excess of $175,000 from the sale of inventory from the assets purchased. The issuance of the shares of common stock and warrants exercisable into shares of common stock was exempt from registration in reliance on Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         ELECTION OF TREASURER. On March 19, 2001, Michael McDonald resigned as the Company's Chief Financial Officer and Treasurer. Donald Cunningham, the Company's Controller, is handling these functions on an interim basis subject to the oversight of the Company's Chief Executive Officer. Effective March 19, 2001, the Company's Board of Directors elected Steven J. Blad, the President and Chief Executive Officer of the Company, as Treasurer of the Company.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.
         --------

        Exhibit Number         Description
        --------------         -----------

            10.01 Stand-By Credit Agreement by and between the Company and Dan Purjes dated as of February 6, 2001

            10.02 Security Agreement by and between the Company and Dan Purjes dated as of February 6, 2001

            10.03 Agreement of Purchase and Sale by and between Malcolm C. Davenport V and the Company dated as of March 15, 2001

(b)      Reports on Form 8-K.
         -------------------

         During the three month period ended March 31, 2001, the Company filed with the Securities and Exchange Commission a Form 8-K on February 7, 2001, reporting an amendment to the Company's Bylaws that provides for, among other things, the termination of the classification of the Company's directors into three groups where each class of directors was elected to a three year term.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    VendingData Corporation
                                              ----------------------------------
                                                         (Registrant)


Date:      May __, 2001                  By:  /s/ Steven J. Blad
                                              ----------------------------------
                                              Steven J. Blad
                                         Its: President, Chief Executive Officer
                                              and Treasurer

                                  EXHIBIT INDEX

Exhibit Number                      Description                     Page Number
--------------                      -----------                     -----------

         10.01 Stand-By Credit Agreement by and between the Company and Dan Purjes dated as of February 6, 2001

         10.02 Security Agreement by and between the Company and Dan Purjes dated as of February 6, 2001

         10.03 Agreement of Purchase and Sale by and between Malcolm C. Davenport V and the Company dated as of March 15, 2001