Form 10QSB
period 2001-06-30
VENDINGDATA CORP
filed 2001-08-14
CIK 1004673

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:                    June 30, 2001
                                                   -----------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from:                  to
                                          ---------------     --------------

Commission file number:                             000-25855
                                 -----------------------------------------------

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

        YES       X     NO
               --------        ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

        YES             NO
               --------        ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     11,259,302 shares of common stock, $.001 par value, as of June 30, 2001
--------------------------------------------------------------------------------

         Transitional Small Business Disclosure Format (check one);

        YES             NO       X
               --------        ------

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements                                       3

                  Balance Sheet                                              3

                  Statement of Operations                                    4

                  Statement of Cash Flows                                    5

                  Notes to Financial Statements                              6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        8

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings                                         17

     Item 2.      Changes in Securities and Use of Proceeds                 18

     Item 3.      Defaults Upon Senior Securities                           18

     Item 4.      Submission of Matters to a Vote of Security Holders       18

     Item 5.      Other Information                                         18

     Item 6.      Exhibits and Reports on Form 8-K                          19

SIGNATURE                                                                   20

EXHIBIT INDEX                                                               21


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                            VENDINGDATA CORPORATION
                                                 BALANCE SHEET

                                                                                    June 30, 2001    December 31, 2000
                                                                                    -------------      -------------
                                       ASSETS                                        (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                        $    254,879       $    432,070
   Accounts receivable, trade                                                            671,284            885,338
   Other receivables                                                                     186,428             45,445
   Inventories                                                                         1,983,927          1,539,005
   Prepaid expenses                                                                       14,242             55,142
                                                                                    -------------      -------------
     Total current assets                                                              3,110,759          2,957,000

Property and equipment, including revenue producing equipment, at cost, net of
   accumulated depreciation of  $1,681,739 and $1,312,591, respectively                2,172,192          2,440,508

Intangible assets, at cost, net of
   accumulated amortization of $111,483 and $93,054, respectively                        413,925            239,186
Deferred interest                                                                        591,443            631,672
Deposits                                                                                 646,533            591,266
                                                                                    -------------      -------------
                                                                                    $  6,934,852       $  6,859,632
                                                                                    =============      =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes and credit line payable                                                    $  1,550,000       $  2,275,358
   Current portion of leases payable                                                   2,223,926          1,715,223
   Accounts payable                                                                    1,079,238            952,512
   Accrued expenses                                                                      505,039            405,722
    Stockholder loans                                                                  3,781,194                  -
   Accrued interest                                                                      203,852            310,152
   Customer deposits                                                                     523,636            281,253
                                                                                    -------------      -------------
     Total current liabilities                                                         9,866,885          5,940,220

Leases payable                                                                         2,571,128          3,030,572
Convertible debt                                                                       3,300,000          3,300,000
Stockholder loans                                                                              -            151,836
Deferred charges                                                                         162,787            198,769
                                                                                    -------------      -------------
     Total liabilities                                                                15,900,799         12,621,397

Stockholders' equity:
   Common stock, $.001 par value,
     40,000,000 shares authorized, 11,259,302 shares and
     10,746,144 shares issued and outstanding, respectively                               11,259             10,855
   Additional paid-in capital                                                         17,825,352         17,238,756
   Deficit accumulated during development stage                                      (26,802,558)       (23,011,376)
                                                                                    -------------      -------------
     Total stockholders' equity                                                       (8,965,947)        (5,761,765)
                                                                                    -------------      -------------
                                                                                    $  6,934,852       $  6,859,632
                                                                                    =============      =============

                           See accompanying notes to unaudited financial statements.


                                                VENDINGDATA CORPORATION
                                                STATEMENT OF OPERATIONS
                               THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                      (UNAUDITED)

                                                 Three Months Ended                         Six Months Ended
                                          June 30, 2001       June 30, 2000         June 30, 2001      June 30, 2000
                                      ------------------- -------------------   ------------------- ------------------
Sales                                 $          205,591  $        1,093,012    $          818,371  $       2,460,973
Rental income                                    322,529             282,452               614,546            600,871
Other income                                           -              33,161                     -             56,615
                                      ------------------- -------------------   ------------------- ------------------
                                                 528,120           1,408,625             1,432,917          3,118,459

Cost of sales                                  1,000,711           1,225,562             2,150,404          2,490,984
                                      ------------------- -------------------   ------------------- ------------------
Gross margin                                    (472,591)            183,063              (717,487)           627,475

General and administrative                       922,428             955,167             1,639,883          1,890,813
Research and development                         314,871             323,568               553,213            704,538
                                      ------------------- -------------------   ------------------- ------------------
(Loss) from operations                        (1,709,890)         (1,095,675)           (2,910,583)        (1,967,876)

Interest expense, net                            289,264             229,608               591,295            401,469
Interest expense - related parties               157,115              49,254               288,864             91,869
                                      ------------------- -------------------   ------------------- ------------------
                                                 446,379             278,862               880,159            493,338
                                      ------------------- -------------------   ------------------- ------------------
(Loss) before income taxes                    (2,156,269)         (1,374,537)           (3,790,742)        (2,461,214)
Provision for income taxes                           427                 508                   441                508
                                      ------------------- -------------------   ------------------- ------------------
Net (loss)                            $       (2,156,696) $       (1,375,045)   $       (3,791,183) $      (2,461,722)
                                      =================== ===================   =================== ==================

Basic (loss) per share                $            (0.19) $            (0.13)   $            (0.35) $           (0.23)
                                      =================== ===================   =================== ==================

Weighted average shares outstanding           11,100,654          10,834,504            10,982,136         10,790,325
                                      =================== ===================   =================== ==================

                           See accompanying notes to unaudited financial statements.

                                       VENDINGDATA CORPORATION
                                       STATEMENT OF CASH FLOWS
                               SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                             (UNAUDITED)

                                                                 Six Months Ended
                                                           -------------------------------
                                                           June 30, 2001     June 30, 2000
                                                           ------------      ------------
Net (loss)                                                 $(3,791,183)      $(2,461,722)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                             387,577           400,165
     Amortization of deferred interest                         160,645           150,554
   Changes in assets and liabilities:
     (Increase) decrease in trade accounts receivable          214,054        (1,932,090)
     (Increase) decrease in other receivables                 (140,983)          108,863
     (Increase) decrease in inventory                         (444,922)         (314,515)
     (Increase) decrease in prepaid expenses                    40,900           206,957
     Increase (decrease) in accounts payable                   126,726           571,813
     Increase (decrease) in accrued expenses                    (6,983)          267,484
     Increase (decrease) in customer deposits                  242,383            64,452
     Increase (decrease) in deferred charges                   (35,983)                -
                                                           ------------      ------------
       Total adjustments                                       543,414          (476,317)
                                                           ------------      ------------
Net cash (used in) operating activities                     (3,247,769)       (2,938,039)
                                                           ------------      ------------
Cash flows from investing activities:
   Acquisition of plant and equipment                         (119,261)         (220,689)
   Equipment produced and held for rental                            -                 -
   Increase in patents and trademarks                         (174,739)          (22,455)
   Deposits                                                    (55,267)          (71,494)
                                                           ------------      ------------
Net cash (used in) investing activities                       (349,267)         (314,638)
                                                           ------------      ------------
Cash flows from financing activities:
   Common stock sold for cash                                  587,000           282,502
   Proceeds from (repayment of) stockholder loans            3,629,358           (51,728)
   Proceeds from leases payable                                802,769         1,481,899
   Repayment of leases payable                                (873,926)         (654,431)
   Proceeds from convertible debentures                              -         1,450,000
   Proceeds from (repayment of) notes payable                 (725,358)                -
                                                           ------------      ------------
Net cash provided by financing activities                    3,419,844         2,508,242
                                                           ------------      ------------

(Decrease) in cash                                            (177,192)         (744,435)
Cash and cash equivalents, beginning of period                 432,070         1,169,924
                                                           ------------      ------------
   Cash and cash equivalents, end of period                $   254,878       $   425,489
                                                           ============      ============

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, as included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on March 30, 2001.

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

NOTE 3 - DEBT AND WARRANTS.

Effective June 21, 2001 warrants to purchase 200,000 shares of the Company's common stock were exercised.

NOTE 4 - RETIREMENT OF COMMON STOCK/TECHNOLOGY ACQUISITION.

On June 26, 2001, the Company purchased from Technology Development Center, LLC ("TDC"), the worldwide right, title and interest to the patents, pending patent applications, and all patent rights to the Coin Operated Machine Having An Electronically Identified Coin Collection Box and the Electronically Identified Coin Collection Box (collectively, the "Patent Rights"). These Patent Rights relate to the technology utilized in the Company's SecureDrop(TM) product line. As payment for the Patent Rights, the Company paid $175,000 in cash. As part of the transaction, the parties cancelled the Exclusive License Agreement pursuant to which the Company was the exclusive licensee of the Patent Rights, and TDC surrendered to the Company all of its VendingData Corporation $.001 par value common stock, totaling 20,500 shares.

NOTE 5 - EQUIPMENT FINANCING.

For the three months ending June 30, 2001, the Company received proceeds of $416,423 from a third-party leasing company through which the Company has financed most of its furniture, equipment, and tooling. The leases have a mandatory buyout and terms ranging from 24 to 39 months.

NOTE 6 - STOCKHOLDER RIGHTS OFFERING.

On June 14, 2001, the Company's board of directors declared a distribution of rights to purchase the Company's common stock to stockholders of record as of June 15, 2001, or the record date, and holders of vested options, warrants and convertible notes that possess anti-dilution rights as of the record date. Through the Company's Registration Statement on Form S-3 (File No. 333-64012), as declared effective on July 13, 2001, the Company offered an aggregate of 26,869,770 shares of its common stock upon the exercise of these rights by rightsholders. The rights issued to California residents may not be exercised by California residents until the California Department of Corporation issues an order regarding the effectiveness of the Company's registration of the shares of its common stock underlying the rights issued to California residents by coordination pursuant to Section 25111 of the California Corporations Code. All rights issued to non-California residents expired at 5:00 p.m., Las Vegas, Nevada time on August 13, 2001.

NOTE 7 - BRIDGE LOANS.

Through the quarter ended June 30, 2001, the Company has obtained short term loans totaling $2,504,000 from a lender who is a controlling stockholder and a member of its board of directors. The Company anticipates that each of these loans will be applied to the stockholder's purchase of shares through the Company's rights offering in the stockholder's capacity as a stockholder and as the Company's standby purchaser for any unexercised rights remaining in the rights offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATEMENT ON FORWARD-LOOKING INFORMATION

         Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as statements relating to plans for future expansion, capital spending, future operations, sources of liquidity and financing sources. Such statements refer to events that could occur in the future and may be identified by the use of words such as "intend," "plan," "believe," correlative words, and other expressions indicating that future events are contemplated. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to liquidity requirements for VendingData Corporation (the "Company"), the continued growth of the gaming industry, the success of the Company's product-development, marketing and sales activities, vigorous competition in the gaming industry, dependence on existing management, gaming regulations (including actions affecting licensing and product approvals), locating and obtaining sources of liquidity, completion of the pending rights offering and the standby purchase agreement in connection therewith, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, and changes in federal or state tax laws or the administration of such laws. For a description of additional risk factors and information related to forward-looking statements, see "Risk Factors and Forward-Looking Information" below.

OVERVIEW

         The Company's primary business is the development, manufacturing and marketing of various concepts and products focused primarily on products that increase security, productivity, and profitability for the gaming industry.

         As of June 30, 2001, the Company had placed 486 of its Random Ejection Shuffler(TM) ("Shuffler") under rental contracts compared to 455 at December 31, 2000. As of June 30, 2001, the Company had placed 29 units of its Continuous Random Ejection Shuffler (the "Continuous Shuffler") under rental contract, with an additional 13 units on trial. The Company maintains parts inventories required to build additional Shufflers and Continuous Shufflers. During the period of January 1, 2001 through June 30, 2001 the Company sold and installed 4,988 units of the SecureDrop(TM) 2000 System and 195 units of the SecureDrop(TM) 3000 System.

         The following discussion summarizes the Company's results of operations for the three months and six months ended June 30, 2001 and 2000, respectively, and the Company's liquidity and capital resources.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2001 AND 2000

         REVENUES. For the three months ended June 30, 2001, the Company generated total revenues of $528,120 compared to $1,408,625 for the three months ended June 30, 2000. The revenues for the three months ended June 30, 2001, consisted of Shuffler rentals of $322,529, Shuffler sales of $8,800, and SecureDrop(TM) sales of $196,791. The decrease of $880,505, or 63%, in revenues from the three months ended June 30, 2000, to the three months ended June 30, 2001, resulted from a decrease of $524,946 in SecureDrop(TM) sales, a decrease of $362,475 in Shuffler sales, and a decrease of $33,161 in other sales, offset by an increase of $40,077 in Shuffler rentals. SecureDrop(TM) sales were delayed as customers reviewed the acceptance of coinless gaming machines and the benefit of the hard count system. The decrease in Shuffler sales resulted from the conversion in 2000 of several rental contracts into purchases. The decrease in other sales results from the Company's discontinuance of its table games product line. The increase in Shuffler rentals is a direct result of the addition of dedicated Shuffler sales representatives. Despite the decrease in revenues, the Company believes revenue will increase through additional SecureDrop(TM) sales, as the different SecureDrop(TM) modules gain additional regulatory approvals, through sales of Shufflers through international distributors and through continued Shuffler rental.

         COST OF SALES. For the three months ended June 30, 2001, the cost of sales was $1,000,711 compared to $1,225,562 for the three months ended June 30, 2000. The cost of sales for the three months ended June 30, 2001, consisted of approximately $212,408 for the Company's SecureDrop(TM) products, $106,150 for depreciation expense associated with the Shufflers held for rental, $252,927 for costs related to servicing the Shufflers held for rental, $11,200 for costs related to sales of the Shuffler, and $418,026 for labor and other manufacturing costs. The decrease of $224,851, or 18%, in cost of sales from the three months ended June 30, 2000 to the three months ended June 30, 2001 resulted from a decrease of $275,284 for the Company's SecureDrop(TM) products and a decrease of $109,386 related to Shuffler sales, offset by an increase of $7,590 in depreciation expense associated with the Shufflers held for rental, an increase of $84,909 for costs related to servicing the Shufflers held for rental, and an increase of $ 67,320 in other manufacturing costs. The increases in Shuffler depreciation and service costs result from additional rental placements in 2001 and the addition of service personnel. The increase in other manufacturing costs resulted from Shuffler modifications required by the Michigan Gaming Control Board.

         GROSS MARGIN. For the three months ended June 30, 2001, the gross margin was $(472,591) compared to $183,063 for the three months ended June 30, 2000, a decrease of $655,654. As a result, the gross margin percentage on revenues for the three months ended June 30, 2001 was (89)% compared to 13% for the three months ended June 30, 2000. The decrease in gross margin and negative gross margin percentage resulted primarily from the decrease in revenues and an increase in service labor and other manufacturing costs associated with Shuffler modifications.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 2001, selling, general and administrative expenses decreased approximately $32,739, or approximately 3%, to $922,428, compared to $955,167 for the three months ended June 30, 2000. For the three months ended June 30, 2001, selling, general and administrative expenses included: salaries and related costs of $351,365; advertising and marketing services of $106,985; travel and entertainment costs of $67,880; printing and office expenses of $26,015; depreciation and amortization of $55,175; office rent and utilities of $75,543; professional fees of $121,217; bad debt accrual of $30,000; regulatory expense of $62,712 and $25,536 in miscellaneous expenses. The decrease of $32,739 resulted from a decrease in salaries of $49,509, a decrease in travel and entertainment expenses of $45,065, a decrease in depreciation and amortization of $18,746, a decrease in bad debt accrual of $162, 259 and a decrease in miscellaneous expenses of $7,790, offset by an increase in advertising and marketing costs of $96,618, an increase in printing and office expenses of $10,723, an increase in office rent and utilities of $8,168, an increase in professional fees of $72,679, and an increase of $62,712 in regulatory expenses. The Company incurred increased costs for advertising and marketing, professional and regulatory expenses as it moved to expand into new market regions; however, these were offset by reductions in salary, travel and entertainment, and bad debt accrual expense.

         RESEARCH AND DEVELOPMENT. For the three months ended June 30, 2001, research and development expenses decreased $8,697, or approximately 3%, to $314,871, compared to $323,568 for the three months ended June 30, 2000.

         INTEREST EXPENSE, NET. For the three months ended June 30, 2001, the Company incurred interest expenses, net of interest income, of $446,379 compared to $278,862 for the three months ended June 30, 2000, an increase of $167,517, or 60%. This increase was attributable to the increased borrowings during the three month period by the Company.

         NET INCOME (LOSS). For the three months ended June 30, 2001, the Company had a net loss of $2,156,696 compared to a net loss of $1,375,045 for the three months ended June 30, 2000, an increase of $781,651. The larger net loss was primarily due to a decrease in SecureDrop(TM) and Shuffler sales, a decrease in gross margin and an increase in service, manufacturing and total interest expense, net. Basic loss per share was $.19, based on 11,100,654 weighted average shares outstanding, for the three months ended June 30, 2001, compared to $.13, based on 10,834,504 weighted shares outstanding, for the three months ended June 30, 2000.

     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         REVENUES. For the six months ended June 30, 2001, the Company generated total revenues of $1,432,917 compared to $3,118,459 for the six months ended June 30, 2000. The revenues for the six months ended June 30, 2001, consisted of Shuffler rentals of $614,546, Shuffler sales of $52,250, and SecureDrop(TM) sales of $766,121. The decrease of $1,685,542, or 54%, in revenues from the six months ended June 30, 2000, to the six months ended June 30, 2001, resulted from a decrease of $1,042,942 in SecureDrop(TM) sales, a decrease of $599,660 in Shuffler sales, and a decrease of $113,657 in other sales, offset by an increase of $70,717 in Shuffler rentals. SecureDrop(TM) sales were delayed as customers reviewed the acceptance of coinless gaming machines and the benefit of the hard count system. The decrease in Shuffler sales resulted from the conversion in 2000 of several rental contracts into purchases. The decrease in other sales results from the Company's discontinuance of its table games product line. The increase in Shuffler rentals is a direct result of the addition of dedicated Shuffler sales representatives. Despite the decrease in revenues, the Company believes revenue will increase through additional SecureDrop(TM) sales, as the different SecureDrop(TM) modules gain additional regulatory approvals, through sales of Shufflers through international distributors and through continued Shuffler rental.

         COST OF SALES. For the six months ended June 30, 2001, the cost of sales was $2,150,404 compared to $2,490,984 for the six months ended June 30, 2000. The cost of sales for the six months ended June 30, 2001, consisted of approximately $649,960 for the Company's SecureDrop(TM) products, $212,300 for depreciation expense associated with the Shufflers held for rental, $503,843 for costs related to servicing the Shufflers held for rental, $27,600 for costs related to sales of the Shuffler, and $756,701 for labor and other manufacturing costs. The decrease of $340,580, or 14% in cost of sales from the six months ended June 30, 2000 to the six months ended June 30, 2001 resulted from a decrease of $513,875 for the Company's SecureDrop(TM) products and a decrease of $189,291 related to shuffler sales, offset by an increase of $15,180 in depreciation expense associated with the Shufflers held for rental, an increase of $54,487 for costs related to servicing the Shufflers held for rental, and an increase of $ 292,919 in other manufacturing costs. The increases in Shuffler depreciation and service costs result from additional rental placements in 2001 and the addition of service personnel. The increase in other manufacturing costs resulted from Shuffler modifications required by the Michigan Gaming Control Board, costs related to preparations for the SecureDrop(TM) workshops, and recognition of royalties for paid SecureDrop(TM) installations.

         GROSS MARGIN. For the six months ended June 30, 2001, the gross margin was $(717,487) compared to $627,475 for the six months ended June 30, 2000, a decrease of $1,344,962. As a result, the gross margin percentage on revenues for the six months ended June 30, 2001 was (50)% compared to 20% for the six months ended June 30, 2000. The decrease in gross margin and negative gross margin percentage resulted primarily from the decrease in revenues and an increase in service labor, SecureDrop(TM) workshops preparation and other manufacturing costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, 2001, selling, general and administrative expenses decreased approximately $250,930, or approximately 13%, to $1,639,883, compared to $1,890,813 for the six months ended June 30, 2000. For the six months ended June 30, 2001, selling, general and administrative expenses included: salaries and related costs of $688,569; advertising and marketing services of $147,428; travel and entertainment costs of $121,972; printing and office expenses of $43,529; depreciation and amortization of $105,165; office rent and utilities of $167,150; professional fees of $141,835; bad debt accrual of $90,000; regulatory expense of $62,712 and $71,523 in other miscellaneous expenses. The decrease of $250,930 resulted from a decrease in salaries of $102,727, a decrease in travel and entertainment expense of $63,009, a decrease in depreciation and amortization of $16,662, a decrease in bad debt accrual of $102,259, a decrease in gaming show expense of $186,809, and a decrease in printing and office expenses of $35,640, offset by an increase in advertising and marketing costs of $110,394, an increase in office rent and utilities of $15,359, an increase in professional fees of $56,369, an increase of $62,712 in regulatory expenses, and an increase of $11,612 in miscellaneous expenses. The Company incurred increased costs for advertising and marketing and professional and regulatory expenses as it moved to expand into new market regions; however, these were offset by reductions in salary, travel and entertainment, gaming show expenses, printing and office expenses and bad debt accrual expenses.

         RESEARCH AND DEVELOPMENT. For the six months ended June 30, 2001, research and development expenses decreased $151,325, or approximately 21%, to $553,213, compared to $704,538 for the six months ended June 30, 2000. The decrease is due to reduced spending on basic SecureDrop(TM) research and delay of work on the Specialty Shuffler model while modifying the Shuffler.

         INTEREST EXPENSE, NET. For the six months ended June 30, 2001, the Company incurred interest expenses, net of interest income, of $880,159 compared to $493,338 for the six months ended June 30, 2000, an increase of $386,821, or 78%. This increase was attributable to the increased borrowings during the six month period by the Company.

         NET INCOME (LOSS). For the six months ended June 30, 2001, the Company had a net loss of $3,791,183 compared to a net loss of $2,461,722 for the six months ended June 30, 2000, an increase of $1,329,461. The larger net loss was primarily due to a decrease in SecureDrop(TM) and Shuffler sales, a decrease in gross margin and an increase in service, manufacturing and total interest expense, net. Basic loss per share was $.35, based on 10,982,136 weighted average shares outstanding, for the six months ended June 30, 2001, compared to $.23, based on 10,790,325 weighted shares outstanding, for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. The Company has generated cash flow deficits from operations, including cash used in operating activities of $3,247,769 and $2,938,039 in the six months ended June 30, 2001 and 2000, respectively. To fund development activities, the Company used cash in investing activities of $349,267 and $314,638 in the six months ended June 30, 2001 and 2000, respectively. Consequently, the Company has been substantially dependent on cash from financing activities to fund development and operating activities, receiving cash from financing activities of $3,419,844 and $2,508,242 in the six months ended June 30, 2001 and 2000, respectively. The Company will continue to require cash from financing activities for both its current operating needs and to fund its anticipated expansion of present gaming sales and marketing activities and the Company's intended expansion into non-gaming sales markets. This reliance on financing activities will continue until operations begin to generate sufficient cash flow to support such cash requirements.

         CASH AND WORKING CAPITAL. At June 30, 2001, the Company had cash, cash equivalents and investments of $254,878, compared to $432,070 at December 31, 2000, a decrease of $177,192. At June 30, 2001, the Company's working capital was $(6,756,126), compared to $(2,983,220) at December 31, 2000. At June 30,
2001, the Company's current ratio, I.E. the ratio of current assets to current liabilities, was .32 compared to .50 at December 31, 2000. Until the Company reaches a level of cash flow from operations to sustain its development and operating activities, the Company will be relying upon existing cash balances, accounts receivable collections, placements of debt or equity and institutional sources of debt and equity capital for working capital purposes.

         CASH FLOW. For the six months ended June 30, 2001, net cash used in operating activities was $3,247,769, compared to $2,938,039 for the six months ended June 30, 2000. Cash used in operating activities during the six months ended June 30, 2001, is net of depreciation and amortization of $387,577, compared to $400,165 for the six months ended June 30, 2000 and amortization of deferred interest of $160,645 for the six months ended June 30, 2001, compared to $150,554 for the six months ended June 30, 2000, and reflects a decrease in accounts receivable of $214,054, compared to an increase of $1,932,090 for the six months ended June 30, 2000; an increase in inventory of $444,922, compared to an increase of $314,515 for the six months ended June 30, 2000; a decrease in prepaid expenses of $40,900, compared to a decrease of $206,957 for the six months ended June 30, 2000; an increase in other receivables of $140,983, compared to a decrease of $108,863 for the six months ended June 30, 2000; an increase in accounts payable of $126,726, compared to an increase of $571,813 for the six months ended June 30, 2000; a decrease in accrued expenses of $6,983, compared to an increase of $267,484 for the six months ended June 30, 2000; an increase in customer deposits of $242,383, compared to an increase of $64,452 for the six months ended June 30, 2000; and a decrease in deferred charges of $35,983, compared to $0 for the six months ended June 30, 2000.

         For the six months ended June 30, 2001, the Company used net cash from investing activities of $349,267 compared to $314,638 for the six months ended June 30, 2000. Cash used in investing activities for the six months ended June 30, 2001 was used for the acquisition of equipment and tooling in the amount of $119,261, the acquisition of patents and trademarks in the amount of $174,739 and deposits of $55,267.

         For the six months ended June 30, 2001, net cash provided by financing activities was $3,419,844 compared to $2,508,242 for the six months ended June 30, 2000. The increase in cash from financing activities is attributable to the private placement of several notes with private individuals for working capital. For the six months ended June 30, 2001, cash from financing activities consisted of $587,000 from the private placement of common stock and proceeds of $802,769 from leases payable, reduced by the repayment of leases payable of $873,926, and the funding of stockholder loans in the amount of $2,904,000. The amount of $725,358 was reclassified from notes payable to stockholder loans.

         DEBT. Through the quarter ended June 30, 2001, the Company has obtained short term loans totaling $2,504,000 from a lender who is a controlling stockholder and a member of its board of directors. The Company anticipates that each of these loans will be applied to the stockholder's purchase of shares through the Company's stockholder rights offering in the stockholder's capacity as a stockholder and as the Company's standby purchaser for any unexercised rights remaining in the rights offering.

         EQUIPMENT FINANCING. For the six months ending June 30, 2001, the Company received proceeds of $802,769 from a third-party leasing company through which the Company has financed most of its furniture, equipment, and tooling. The leases have a mandatory buyout and terms ranging from 24 to 39 months.

         STOCKHOLDER RIGHTS OFFERING. On June 14, 2001, the Company's board of directors declared a distribution of rights to purchase the Company's common stock to stockholders of record as of June 15, 2001, or the record date, and holders of vested options, warrants and convertible notes that possess anti-dilution rights as of the record date. Through the Company's Registration Statement on Form S-3 (File No. 333-64012), as declared effective on July 13, 2001, the Company offered an aggregate of 26,869,770 shares of its common stock upon the exercise of these rights by rightsholders. The rights issued to California residents may not be exercised by California residents until the California Department of Corporation issues an order regarding the effectiveness of the Company's registration of the shares of its common stock underlying the rights issued to California residents by coordination pursuant to Section 25111 of the California Corporations Code. All rights issued to non-California residents expired at 5:00 p.m., Las Vegas, Nevada time on August 13, 2001.


OUTLOOK

         Based on presently known commitments and plans, the Company believes that it will be able to fund its operations and required expenditures for the remainder of 2001 through cash on hand, cash flow from operations, the receipt of proceeds from the Company's rights offering and the standby commitment entered into with the Company's controlling stockholder, and cash from private placements of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, the Company will need to seek cash from public or private placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources necessary to fund the Company's operations in the upcoming year.

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

         ADDITIONAL FINANCING WILL BE REQUIRED. Based on presently known commitments and plans, the Company believes that it will be able to fund its operations and required expenditures for the remainder of 2001 through cash on hand, cash flow from operations, the receipt of proceeds from the Company's rights offering, including the standby commitment from the Company's controlling stockholder, and cash from private placements of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, the Company will need to seek cash from public placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources necessary to fund the Company's operations in the upcoming year.

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

         INFLUENCE BY CONTROLLING STOCKHOLDERS. The Company's executive officers and members of the Company's Board of Directors beneficially own 8,957,010.5 shares of common stock, or approximately 79.5% of the outstanding shares of the Company's common stock, assuming exercise of options, warrants and convertible debentures. These stockholders have the power to influence all matters requiring approval by the Company's stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership also has the effect to delay, prevent or expedite, as the case may be, a change in control of the Company.

         UNCERTAINTY OF MARKET FOR COMPANY'S PRODUCTS. The Company has completed development and begun distribution of the Shufflers and the SecureDrop(TM) System. Although the market appears to be receptive to the Company's products, there is no guarantee that the market will remain receptive and that the Company's future products will be received by the market in the same manner.

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

         DEPENDENCE ON KEY INDIVIDUALS. The future success of the Company is highly dependent upon the management skills of its key employees and the Company's ability to attract and retain qualified key employees. The inability to obtain and employ these individuals would have a serious effect upon the business of the Company. The Company has entered into employment agreements with Steven J. Blad and seven additional key employees. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract or retain the additional skilled personnel required.

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

         On May 18, 2000, Heath Electronics Manufacturing Corporation filed a complaint (Case No. CV OC 00-02422D) against the Company in the District Court of the Fourth Judicial District of the State of Idaho, Ada County. The Company has answered the Complaint, which requests payment for goods in the amount of $89,569 plus interest and costs, and has filed a counterclaim alleging claims for breach of contract, breach of express warranty, breach of the implied warranty of merchantability, and breach of the implied warranty of fitness for a particular purpose. Trial has been continued until November 20, 2001.

         On March 21, 2001, RNB Enterprises, Inc. and other plaintiffs filed a complaint (Case No. A432250) against the Company in the District Court of the State of Nevada, Clark County. The complaint alleges claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment/equitable set-off, intentional interference with contractual relations/business, and fraud and/or misrepresentation. This matter has been set for arbitration on September 6, 2001.

         On May 17, 2001, Century Productions, Inc. filed a complaint (Case No. A434825) against the Company in the District Court of the State of Nevada, Clark County. The parties have entered into a stipulation, the fulfillment of which will lead to the dismissal of this litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         ASSET ACQUISITION. On June 26, 2001, the Company purchased from Technology Development Center, LLC ("TDC"), the worldwide right, title and interest to the patents, pending patent applications, and all patent rights to the Coin Operated Machine Having An Electronically Identified Coin Collection Box and the Electronically Identified Coin Collection Box (collectively, the "Patent Rights"). These Patent Rights relate to the technology utilized in the Company's SecureDrop(TM) product line. As payment for the Patent Rights, the Company paid $175,000 in cash. As part of the transaction, the parties cancelled the Exclusive License Agreement pursuant to which the Company was the exclusive licensee of the Patent Rights, and TDC surrendered to the Company all of its shares of the Company's common stock, totaling 20,500 shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         STOCKHOLDER RIGHTS OFFERING. On June 14, 2001, the Company's board of directors declared a distribution of rights to purchase the Company's common stock to stockholders of record as of June 15, 2001, or the record date, and holders of vested options, warrants and convertible notes that possess anti-dilution rights as of the record date. Through the Company's Registration Statement on Form S-3 (File No. 333-64012), as declared effective on July 13, 2001, the Company offered an aggregate of 26,869,770 shares of its common stock upon the exercise of these rights by rightsholders. The rights issued to California residents may not be exercised by California residents until the California Department of Corporation issues an order regarding the effectiveness of the Company's registration of the shares of its common stock underlying the rights issued to California residents by coordination pursuant to Section 25111 of the California Corporations Code. All rights issued to non-California residents expired at 5:00 p.m., Las Vegas, Nevada time on August 13, 2001.

         REGULATORY UPDATE. On July 19, 2001, the Mississippi Gaming Commission renewed the license of the Company's wholly-owned subsidiary, Casinovations Sales Incorporated. The current license expires in 2004. The Jackson Rancheria Tribal Gaming Agency granted the Company a license certificate, effective July 19, 2001. The license certificate is valid through July 19, 2003.

          EMPLOYMENT AGREEMENTS. On July 20, 2001, the Company entered into employment agreements with seven key employees. Each agreement has a term of two years and is renewable for successive one year terms. Through the agreements, the Company granted an aggregate of 1,461,000 stock options and agreed to pay a minimum of $832,500 per year in aggregate salaries. The agreements contain confidentiality and non-competition provisions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.       Exhibits.
                  --------

                  10.01    Form of Employment Agreement.

         b.       Reports on Form 8-K.
                  -------------------

         During the three month period ended June 30, 2001, the Company filed with the Securities and Exchange Commission Current Reports on Forms 8-K dated as of: (i) June 27, 2001, announcing approval by the Company's Board of Directors and stockholders an amendment to the Company's Articles of Incorporation increasing the Company's authorized shares from 40 million shares of common stock, $.001 par value, and 10 million shares of blank-check preferred stock, $.001 par value, to 80 million shares of common stock, $.001 par value and 10 million shares of blank-check preferred stock, $.001 par value, to ensure a sufficient number of authorized shares for the Rights Offering and to provide additional flexibility with respect to future financings; reporting the commitment from James E. Crabbe, a director and controlling stockholder, to provide a bridge loan in the original principal amount of up to $3,000,000; announcing the termination of the engagement of Josephthal & Co. Inc. as the Company's placement agent with respect to the Company's proposed private placement of convertible debentures; disclaiming the financial projections set forth in the Company's Current Report on Form 8-K, as filed with the Commission on April 6, 2001; and announcing the Rights Offering; and (ii) June 29, 2001, reporting the June 26, 2001, acquisition of the Patent Rights from TDC, the cancellation of the Company's Exclusive License Agreement with TDC pursuant to which the Company was the exclusive licensee of the Patent Rights, and the surrender of 20,500 shares of the Company's common stock by TDC.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                VendingData Corporation
                                      ------------------------------------------
                                                     (Registrant)


Date:      August 14, 2001       By:  /s/ Steven J. Blad
                                      ------------------------------------------
                                      Steven J. Blad

                                 Its: President, Chief Executive Officer and
                                      Treasurer

                                  EXHIBIT INDEX

Exhibit Number                   Description                         Page Number
--------------                   -----------                         -----------
       10.01          Form of Employment Agreement                       22