Form 10QSB
period 2001-09-30
VENDINGDATA CORP
filed 2001-11-14
CIK 1004673

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:           September 30, 2001
                                         ---------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from: ______________   to  _______________

Commission file number:                      000-25855
                       ---------------------------------------------------------

                             VendingData Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

               Nevada                                         91-1696010
--------------------------------------               ---------------------------
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

        YES    X        NO
            --------       --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

        YES             NO
            --------       --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   38,129,072 shares of common stock, $.001 par value, as of November 12, 2001
--------------------------------------------------------------------------------

         Transitional Small Business Disclosure Format (check one);

        YES             NO    X
            --------       --------

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements                                      3

                  Balance Sheet                                             3

                  Statement of Operations                                   4

                  Statement of Cash Flows                                   5

                  Notes to Financial Statements                             6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings                                        16

     Item 2.      Changes in Securities and Use of Proceeds                17

     Item 3.      Defaults Upon Senior Securities                          17

     Item 4.      Submission of Matters to a Vote of Security Holders      17

     Item 5.      Other Information                                        17

     Item 6.      Exhibits and Reports on Form 8-K                         17

SIGNATURE                                                                  19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  VENDINGDATA CORPORATION
                                       BALANCE SHEET

                                                              September 30,    December 31,
                                                                  2001             2000
                                                              -------------   -------------
                                                               (UNAUDITED)
                                           ASSETS
Current assets:
   Cash and cash equivalents                                  $  1,343,889    $    432,070
   Accounts receivable, trade                                      351,364         885,338
   Other receivables                                               764,160          45,445
   Inventories                                                   2,049,630       1,539,005
   Prepaid expenses                                                 59,370          55,142
                                                              -------------   -------------
     Total current assets                                        4,568,413       2,957,000

Property and equipment, including revenue producing
  equipment, at cost, net of accumulated depreciation
  of $1,681,739 and $1,312,591, respectively                     2,308,999       2,440,508

Intangible assets, at cost, net of
  accumulated amortization of $111,483 and $93,054,
  respectively                                                     413,027         239,186
Deferred interest                                                  565,083         631,672
Deposits                                                           680,825         591,266
                                                              -------------   -------------
                                                              $  8,536,347    $  6,859,632
                                                              =============   =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes and credit line payable                              $    726,191    $  2,275,358
   Current portion of leases payable                             2,346,223       1,715,223
   Accounts payable                                                652,663         952,512
   Accrued expenses                                                326,576         405,722
    Stockholder loans                                                    -               -
   Accrued interest                                                299,060         310,152
   Customer deposits                                               224,555         281,253
                                                              -------------   -------------
     Total current liabilities                                   4,575,268       5,940,220

Leases payable                                                   2,489,071       3,030,572
Convertible debt                                                 2,603,077       3,300,000
Stockholder loans                                                        -         151,836
Deferred charges                                                   132,984         198,769
                                                              -------------   -------------
     Total liabilities                                           9,800,400      12,621,397

Stockholders' equity:
   Common stock, $.001 par value,
     40,000,000 shares authorized, 11,259,302 shares and
     10,746,144 shares issued and outstanding, respectively         36,897          10,855
   Additional paid-in capital                                   27,204,132      17,238,756
   Deficit accumulated during development stage                (28,505,082)    (23,011,376)
                                                              -------------   -------------
     Total stockholders' equity                                 (1,264,053)     (5,761,765)
                                                              -------------   -------------
                                                              $  8,536,347    $  6,859,632
                                                              =============   =============

                 See accompanying notes to unaudited financial statements.

                                             3

                                      VENDINGDATA CORPORATION
                                      STATEMENT OF OPERATIONS
                   THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                            (UNAUDITED)

                                           Three Months Ended              Nine Months Ended
                                      September 30,   September 30,   September 30,   September 30,
                                           2001            2000            2001           2000
                                      -------------   -------------   -------------   -------------
Sales                                 $    186,823    $    111,211    $  1,005,194    $  2,572,184
Rental income                              337,946         242,141         952,492         843,012
Other income                                     -             205               -          56,820
                                      -------------   -------------   -------------   -------------
                                           524,769         353,557       1,957,686       3,472,016

Cost of sales                              596,799       1,002,533       2,747,203       3,493,517
                                      -------------   -------------   -------------   -------------
Gross margin                               (72,030)       (648,976)       (789,517)        (21,501)

General and administrative                 635,897         784,014       2,275,780       2,674,827
Research and development                   534,717         324,735       1,087,930       1,029,273
                                      -------------   -------------   -------------   -------------
(Loss) from operations                  (1,242,644)     (1,757,725)     (4,153,227)     (3,725,601)

Interest expense, net                      346,981         266,006         938,276         667,474
Interest expense - related parties         112,507          76,854         401,371         168,723
                                      -------------   -------------   -------------   -------------
                                           459,488         342,859       1,339,647         836,197
                                      -------------   -------------   -------------   -------------
(Loss) before income taxes              (1,702,132)     (2,100,584)     (5,492,874)     (4,561,798)
Provision for income taxes                     391             456             832             964
                                      -------------   -------------   -------------   -------------
Net (loss)                            $ (1,702,523)   $ (2,101,040)   $ (5,493,706)   $ (4,562,762)
                                      =============   =============   =============   =============

Basic (loss) per share                $      (0.07)   $      (0.19)   $      (0.36)   $      (0.42)
                                      =============   =============   =============   =============

Weighted average shares outstanding     23,953,335      10,854,801      15,349,720      10,811,974
                                      =============   =============   =============   =============

                     See accompanying notes to unaudited financial statements.

                                                 4

                              VENDINGDATA CORPORATION
                              STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                    (UNAUDITED)

                                                             Nine Months Ended
                                                        ---------------------------
                                                        September 30,  September 30,
                                                            2001           2000
                                                        ------------   ------------
Net (loss)                                              $(5,493,706)   $(4,562,762)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                          600,264        641,111
     Amortization of deferred interest                      250,914        227,217
   Changes in assets and liabilities:
     (Increase) decrease in trade accounts receivable       533,974       (995,305)
     (Increase) decrease in other receivables              (718,715)       110,808
     (Increase) decrease in inventory                      (510,625)      (575,357)
     (Increase) decrease in prepaid expenses                 (4,228)       196,128
     Increase (decrease) in accounts payable               (299,849)        89,214
     Increase (decrease) in accrued expenses                (90,238)       123,085
     Increase (decrease) in customer deposits               (56,698)        73,898
     Increase (decrease) in deferred charges                (65,785)       163,680
                                                        ------------   ------------
       Total adjustments                                   (360,987)        54,480
                                                        ------------   ------------

Net cash (used in) operating activities                  (5,854,692)    (4,508,282)
                                                        ------------   ------------

Cash flows from investing activities:
   Acquisition of plant and equipment                      (361,155)      (258,076)
   Equipment produced and held for rental                  (107,600)             -
   Increase in patents and trademarks                      (173,842)       (29,384)
   Deposits                                                 (89,559)       (89,596)
                                                        ------------   ------------
Net cash (used in) investing activities                    (732,156)      (377,056)
                                                        ------------   ------------

Cash flows from financing activities:
   Common stock sold for cash                             9,991,419        282,502
   Proceeds from (repayment of) stockholder loans          (151,836)       (78,525)
   Proceeds from leases payable                           1,154,171      1,850,675
   Repayment of leases payable                           (1,248,997)    (1,016,774)
   Proceeds from convertible debentures                    (696,923)     1,650,000
   Proceeds from (repayment of) notes payable            (1,549,167)     1,416,000
                                                        ------------   ------------

Net cash provided by financing activities                 7,498,667      4,103,878
                                                        ------------   ------------
                                                            911,819       (781,460)
(Decrease) in cash
Cash and cash equivalents, beginning of period              432,070      1,169,924
                                                        ------------   ------------
   Cash and cash equivalents, end of period             $ 1,343,889    $   388,464
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

NOTE 3 - EQUIPMENT FINANCING.

For the three months ending September 30, 2001, the Company received proceeds of $351,402 from a third-party leasing company. The leases have a mandatory buyout and terms of 36 months.

NOTE 4 - STOCKHOLDER RIGHTS OFFERING.

On June 14, 2001, the Company's board of directors declared a distribution of rights to purchase the Company's common stock to stockholders of record as of June 15, 2001, or the record date, and holders of vested options, warrants and convertible notes that possess anti-dilution rights as of the record date. Through the Company's Registration Statement on Form S-3 (File No. 333-64012), as declared effective on July 13, 2001, the Company offered an aggregate of 26,869,770 shares of its common stock upon the exercise of these rights by rightsholders. All rights expired on or before 5:00 p.m., Las Vegas, Nevada time on September 24, 2001. As of October 5, 2001, all 26,869,770 shares offered in the rights offering had been purchased. Rightsholders purchased 8,566,584 shares of common stock. Rightsholders applied $1,891,631.40 in amounts payable under short-term notes or bridge loans toward the purchase of the rights shares, and the Company received a total of $1,106,672.80 in cash proceeds from the exercise of these rights. The Company's standby purchaser, James E. Crabbe, the Company's controlling stockholder and Chairman of the Board of Directors, purchased 18,303,186 shares of common stock. Mr. Crabbe paid $3,052,115.30 in cash and applied $850,000 in short-term notes and $2,504,000 in bridge loans for the purchase of these shares.

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

         As of September 30, 2001, the Company had placed 397 units of its Random Ejection Shuffler(TM) ("Shuffler") under rental contracts compared to 455 at December 31, 2000. As of September 30, 2001, the Company had placed 34 units of its Continuous Random Ejection Shuffler (the "Continuous Shuffler") under rental contract, with an additional 19 units on trial. The Company maintains parts inventories required to build additional Shufflers and Continuous Shufflers. During the period of January 1, 2001 through September 30, 2001 the Company sold and installed 5,234 units of the SecureDrop(TM) 2000 System and 315 units of the SecureDrop(TM) 3000 System.

         The following discussion summarizes the Company's results of operations for the three months and nine months ended September 30, 2001 and 2000, respectively, and the Company's liquidity and capital resources.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         REVENUES. For the three months ended September 30, 2001, the Company generated total revenues of $524,769 compared to $353,557 for the three months ended September 30, 2000. The revenues for the three months ended September 30, 2001, consisted of Shuffler rentals of $337,946, Shuffler sales of $33,630, and SecureDrop(TM) sales of $153,193. The increase of $171,212, or 48%, in revenues from the three months ended September 30, 2000, to the three months ended

September 30, 2001, resulted from an increase of $41,982 in SecureDrop(TM) sales, an increase of $33,630 in Shuffler sales, and an increase of $95,805 in Shuffler rentals, offset by a decrease of $205 in other sales. SecureDrop(TM) sales were again delayed as customers awaited the introduction of the Soft Count module for the system. The increase in Shuffler sales resulted from the conversion of several rental contracts into purchases. The decrease in other sales results from the Company's discontinuance of its table games product line. The increase in Shuffler rentals is a direct result of the addition of dedicated Shuffler sales representatives. Despite this level of revenues, the Company believes revenue will increase through additional SecureDrop(TM) sales, as the SecureDrop(TM) Soft Count module gains additional regulatory approvals, through sales of Shufflers through international distributors and through continued Shuffler rental placements.

         COST OF SALES. For the three months ended September 30, 2001, the cost of sales was $596,799 compared to $1,002,533 for the three months ended September 30, 2000. The cost of sales for the three months ended September 30, 2001, consisted of approximately $105,074 for the Company's SecureDrop(TM) products, $107,943 for depreciation expense associated with the Shufflers held for rental, $233,954 for costs related to servicing the Shufflers held for rental, $16,406 for costs related to sales of the Shuffler, and $133,422 for labor and other manufacturing costs. The decrease of $405,734, or 40%, in cost of sales from the three months ended September 30, 2000 to the three months ended September 30, 2001 resulted from a decrease of $116,298 for the Company's SecureDrop(TM) products and a decrease of $356,662 related to manufacturing costs, offset by an increase of $9,383 in depreciation expense associated with the Shufflers held for rental, an increase of $41,962 for costs related to servicing the Shufflers held for rental, and an increase of $15,881 in costs related to Shuffler sales. The increases in Shuffler depreciation and service costs result from additional rental placements in 2001 and the addition of service personnel and locations as the Company expands its territory. The decrease in other manufacturing costs resulted from utilization of existing inventory.

          GROSS MARGIN. For the three months ended September 30, 2001, the gross margin was $(72,030) compared to $(648,976) for the three months ended September 30, 2000, an increase of $576,946. As a result, the gross margin percentage on revenues for the three months ended September 30, 2001 was (14)% compared to
(184)% for the three months ended September 30, 2000. The increase in gross margin and negative gross margin percentage resulted primarily from the increase in revenues and a decrease in other manufacturing costs, offset by higher Shuffler depreciation and service costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 2001, selling, general and administrative expenses decreased approximately $148,117, or approximately 19%, to $635,897, compared to $784,014 for the three months ended September 30, 2000. For the three months ended September 30, 2001, selling, general and administrative expenses included: salaries and related costs of $361,817; advertising and marketing services of $133,714; gaming show costs of $12,260; travel and entertainment costs of $61,831; printing and office expenses of $14,245; depreciation and amortization of $62,847; office rent and utilities of $90,3983; professional fees of $22,707; bad debt adjustment of $(150,000); regulatory expense of $20,235 and $5,843 in miscellaneous expenses. The decrease of $148,117 resulted from a decrease in printing and office expenses of $25,582, a decrease in office rent and utilities of $15,156, a decrease in professional fees of $27,956, a decrease in travel and entertainment expenses of $243, a decrease in depreciation and amortization of $22,584, an adjustment in bad debt accrual of $150,000 and a decrease in miscellaneous expenses of $74,085; offset by an increase in salaries of $79,482, an increase in advertising and marketing costs of $126,710, and an increase of $20,235 in regulatory expenses. The Company incurred increased costs for advertising and marketing and professional and regulatory expenses as it moved to expand into new market regions. The increase in salaries was due to the hiring of additional sales and marketing personnel.

         RESEARCH AND DEVELOPMENT. For the three months ended September 30, 2001, research and development expenses increased $116,629, or approximately 34%, to $459,488, compared to $342,859 for the three months ended September 30, 2000.

         INTEREST EXPENSE, NET. For the three months ended September 30, 2001, the Company incurred interest expenses, net of interest income, of $456,488 compared to $342,859 for the three months ended September 30, 2000, an increase of $116,629, or 34%. This increase was attributable to the increased borrowings during the three month period by the Company.

         NET INCOME (LOSS). For the three months ended September 30, 2001, the Company had a net loss of $1,702,523 compared to a net loss of $2,101,040 for the three months ended September 30, 2000, a decrease of $398,517. The smaller net loss was primarily due to a decrease in SecureDrop(TM) and Shuffler cost of sales, offset by an increase in service, manufacturing and total interest expense, net. Basic loss per share was $.07, based on 23,953,335 weighted average shares outstanding, for the three months ended September 30, 2001, compared to $.19, based on 10,854,801 weighted shares outstanding, for the three months ended September 30, 2000.

     NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         REVENUES. For the nine months ended September 30, 2001, the Company generated total revenues of $1,957,686 compared to $3,472,016 for the nine months ended September 30, 2000. The revenues for the nine months ended September 30, 2001, consisted of Shuffler rentals of $952,492 Shuffler sales of $85,880, and SecureDrop(TM) sales of $919,314. The decrease of $1,514,330, or 44%, in revenues from the nine months ended September 30, 2000, to the nine months ended September 30, 2001, resulted from a decrease of $1,000,960 in SecureDrop(TM) sales, a decrease of $566,030 in Shuffler sales, and a decrease of $113,862 in other sales, offset by an increase of $166,522 in Shuffler rentals. SecureDrop(TM) sales were again delayed as customers awaited the introduction of the Soft Count module for the system. The decrease in Shuffler sales resulted from the conversion in 2000 of several rental contracts into purchases. The decrease in other sales results from the Company's discontinuance of its table games product line. The increase in Shuffler rentals is a direct result of the addition of dedicated Shuffler sales representatives. Despite this level of revenues, the Company believes revenue will increase through additional SecureDrop(TM) sales, as the SecureDrop(TM) Soft Count module gains additional regulatory approvals, through sales of Shufflers through international distributors and through continued Shuffler rental placements.

         COST OF SALES. For the nine months ended September 30, 2001, the cost of sales was $2,747,203 compared to $3,493,517 for the nine months ended September 30, 2000. The cost of sales for the nine months ended September 30, 2001, consisted of approximately $755,034 for the Company's SecureDrop(TM) products, $320,243 for depreciation expense associated with the Shufflers held for rental, $737,797 for costs related to servicing the Shufflers held for rental, $44,006 for costs related to sales of the Shuffler, and $890,123 for labor and other manufacturing costs. The decrease of $746,314, or 21% in cost of sales from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 resulted from a decrease of $630,173 for the Company's SecureDrop(TM) products, a decrease of $63,743 in other manufacturing costs and a decrease of $173,410 related to Shuffler sales, offset by an increase of $24,563 in depreciation expense associated with Shufflers held for rental and an increase of $96,449 for costs related to servicing Shufflers held for rental. The increases in Shuffler depreciation and service costs result from additional rental placements in 2001 and the addition of service personnel and locations as the Company expands its territory. The decrease in other manufacturing costs resulted from utilizing of existing inventory.

         GROSS MARGIN. For the nine months ended September 30, 2001, the gross margin was $(789,517) compared to $(21,501) for the nine months ended September 30, 2000, a decrease of $768,016. As a result, the gross margin percentage on revenues for the nine months ended September 30, 2001 was (40)% compared to (1)% for the nine months ended September 30, 2000. The decrease in gross margin and the larger negative gross margin percentage resulted primarily from the decrease in revenues and an increase in service related costs.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended September 30, 2001, selling, general and administrative expenses decreased approximately $399,047, or approximately 15%, to $2,275,780, compared to $2,674,827 for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, selling, general and administrative expenses included: salaries and related costs of $1,050,386; advertising and marketing services of $281,142; gaming shows of $12,260; travel and entertainment costs of $183,803; printing and office expenses of $57,774; depreciation and amortization of $168,012; office rent and utilities of $257,548; professional fees of $164,542; bad debt adjustment of $(60,000); regulatory expense of $82,947 and $77,366 in other miscellaneous expenses. The decrease of $399,047 resulted from a decrease in salaries of $23,245, a decrease in travel and entertainment expense of $78,367, a decrease in depreciation and amortization of $39,246, an adjustment in bad debt accrual of $60,000, a decrease in gaming show expense of $187,052, a decrease in printing and office expenses of $61,222, and a decrease in miscellaneous expenses of $62,503; offset by an increase in advertising and marketing costs of $237,104, an increase in office rent and utilities of $203, an increase in professional fees of $28,443, and an increase of $82,947 in regulatory expenses. The Company incurred increased costs for advertising and marketing and professional and regulatory expenses as it moved to expand into new market regions; however, these were offset by reductions in salary, travel and entertainment, gaming show expenses, printing and office expenses and bad debt accrual adjustment.

         RESEARCH AND DEVELOPMENT. For the nine months ended September 30, 2001, research and development expenses increased $58,657, or approximately 6%, to $1,087,930, compared to $1,029,273 for the nine months ended September 30, 2000. The increase is due to increased spending on the SecureDrop(TM) Soft Count module and work on the Specialty Shuffler model.

         INTEREST EXPENSE, NET. For the nine months ended September 30, 2001, the Company incurred interest expenses, net of interest income, of $1,339,647 compared to $836,197 for the nine months ended September 30, 2000, an increase of $503,450, or 60%. This increase was attributable to the increased borrowings during the nine month period by the Company.

         NET INCOME (LOSS). For the nine months ended September 30, 2001, the Company had a net loss of $5,493,706 compared to a net loss of $4,562,762 for the nine months ended September 30, 2000, an increase of $930,944. The larger net loss was primarily due to a decrease in SecureDrop(TM) and Shuffler sales, a decrease in gross margin and an increase in service, marketing and total interest expense, net. Basic loss per share was $.36, based on 15,349,720 weighted average shares outstanding, for the nine months ended September 30, 2001, compared to $.42, based on 10,811,974 weighted shares outstanding, for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. The Company has generated cash flow deficits from operations, including cash used in operating activities of $5,854,693 and $4,508,282 in the nine months ended September 30, 2001 and 2000, respectively. To fund development activities, the Company used cash in investing activities of $732,155 and $377,056 in the nine months ended September 30, 2001 and 2000, respectively. Consequently, the Company has been substantially dependent on cash from financing activities to fund development and operating activities, receiving cash from financing activities of $7,498,667 and $4,103,878 in the nine months ended September 30, 2001 and 2000, respectively. The Company will continue to require cash from financing activities for both its current operating needs and to fund its anticipated expansion of present gaming sales and marketing activities and the Company's intended expansion into non-gaming sales markets. This reliance on financing activities will continue until operations begin to generate sufficient cash flow to support such cash requirements.

         CASH AND WORKING CAPITAL. At September 30, 2001, the Company had cash, cash equivalents and investments of $1,343,889, compared to $432,070 at December 31, 2000, an increase of $1,166,697. At September 30, 2001, the Company's working capital was $(6,854), compared to $(2,983,220) at December 31, 2000. At September 30, 2001, the Company's current ratio, I.E. the ratio of current assets to current liabilities, was 1.00 compared to .50 at December 31, 2000. Until the Company reaches a level of cash flow from operations to sustain its research and operating activities, the Company will be relying upon existing cash balances, accounts receivable collections, placements of debt or equity and institutional sources of debt and equity capital for working capital purposes.

         CASH FLOW. For the nine months ended September 30, 2001, net cash used in operating activities was $5,854,693, compared to $4,508,282 for the nine months ended September 30, 2000. Cash used in operating activities during the nine months ended September 30, 2001, is net of depreciation and amortization of $600,264, compared to $641,111 for the nine months ended September 30, 2000 and amortization of deferred interest of $250,914 for the nine months ended September 30, 2001, compared to $227,217 for the nine months ended September 30, 2000, and reflects a decrease in accounts receivable of $533,974, compared to an increase of $995,305 for the nine months ended September 30, 2000; an increase in inventory of $510,625, compared to an increase of $575,357 for the nine months ended September 30, 2000; an increase in prepaid expenses of $4,228, compared to a decrease of $196,128 for the nine months ended September 30, 2000; an increase in other receivables of $718,715, compared to a decrease of $110,808 for the nine months ended September 30, 2000; a decrease in accounts payable of $299,849, compared to an increase of $89,214 for the nine months ended September 30, 2000; a decrease in accrued expenses of $90,238, compared to an increase of $123,085 for the nine months ended September 30, 2000; a decrease in customer deposits of $56,698, compared to a decrease of $73,898 for the nine months ended September 30, 2000; and a decrease in deferred charges of $65,785, compared to an increase of $163,680 for the nine months ended September 30, 2000.

         For the nine months ended September 30, 2001, the Company used net cash from investing activities of $732,155 compared to $377,056 for the nine months ended September 30, 2000. Cash used in investing activities for the nine months ended September 30, 2001 was used for the acquisition of equipment and tooling in the amount of $361,155, production of inventory of $107,600, the acquisition of patents and trademarks in the amount of $173,842 and deposits of $89,559.

         For the nine months ended September 30, 2001, net cash provided by financing activities was $7,498,667 compared to $4,103,878 for the nine months ended September 30, 2000. The increase in cash from financing activities is attributable to the proceeds received through the Company's stockholder rights offering. For the nine months ended September 30, 2001, cash from financing activities consisted of $9,991,419 from the sale of stock and proceeds of $1,154,171 from leases payable, reduced by the repayment of leases payable of $1,248,997, and the repayment of stockholder loans, private notes and the line of credit in the amount of $2,397,926.

         DEBT REDUCTION. Through the quarter ended September 30, 2001, the Company reduced its outstanding indebtedness through payment of $5,787,131.40 in short-term notes or bridge loans and through payment in full of the Company's $450,000 credit line.

         EQUIPMENT FINANCING. For the nine months ending September 30, 2001, the Company received proceeds of $1,154,171 from a third-party leasing company. The leases have a mandatory buyout and terms ranging from 24 to 39 months.

         STOCKHOLDER RIGHTS OFFERING. On June 14, 2001, the Company's board of directors declared a distribution of rights to purchase the Company's common stock to stockholders of record as of June 15, 2001, or the record date, and holders of vested options, warrants and convertible notes that possess anti-dilution rights as of the record date. Through the Company's Registration Statement on Form S-3 (File No. 333-64012), as declared effective on July 13, 2001, the Company offered an aggregate of 26,869,770 shares of its common stock upon the exercise of these rights by rightsholders. All rights expired on or before 5:00 p.m., Las Vegas, Nevada time on September 24, 2001. As of October 5, 2001, all 26,869,770 shares offered in the rights offering had been purchased. Rightsholders purchased 8,566,584 shares of common stock. Rightsholders applied $1,891,631.40 in amounts payable under short-term notes or bridge loans toward the purchase of the rights shares, and the Company received a total of $1,106,672.80 in cash proceeds from the exercise of these rights. The Company's standby purchaser, James E. Crabbe, the Company's controlling stockholder and Chairman of the Board of Directors, purchased 18,303,186 shares of common stock. Mr. Crabbe paid $3,052,115.30 in cash and applied $850,000 in short-term notes and $2,504,000 in bridge loans for the purchase of these shares.

OUTLOOK

         Based on presently known commitments and plans, the Company believes that it will be able to fund its operations and required expenditures for the remainder of 2001 through cash on hand, cash flow from operations, and cash from private placements of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, the Company will need to seek cash from public or private placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources necessary to fund the Company's operations in the upcoming year.

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

         ADDITIONAL FINANCING WILL BE REQUIRED. Based on presently known commitments and plans, the Company believes that it will be able to fund its operations and required expenditures for the remainder of 2001 through cash on hand, cash flow from operations, and cash from private placements of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, the Company will need to seek cash from public placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources necessary to fund the Company's operations in the upcoming year.

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

         INFLUENCE BY CONTROLLING STOCKHOLDERS. The Company's executive officers and members of the Company's Board of Directors beneficially own 31,458,097 shares of common stock, or approximately 78% of the outstanding shares of the Company's common stock, assuming exercise of options, warrants and convertible debentures. These stockholders have the power to influence all matters requiring approval by the Company's stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership also has the effect to delay, prevent or expedite, as the case may be, a change in control of the Company.

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

         On May 18, 2000, Heath Electronics Manufacturing Corporation filed a complaint (Case No. CV OC 00-02422D) against the Company in the District Court of the Fourth Judicial District of the State of Idaho, Ada County. The Company has answered the Complaint, which requests payment for goods in the amount of $89,569 plus interest and costs, and has filed a counterclaim alleging claims for breach of contract, breach of express warranty, breach of the implied warranty of merchantability, and breach of the implied warranty of fitness for a particular purpose. Trial has been set for November 20, and December 12, 2001.

         On March 21, 2001, RNB Enterprises, Inc. and other plaintiffs filed a complaint (Case No. A432250) against the Company in the District Court of the State of Nevada, Clark County. The parties have entered into a settlement, the fulfillment of which will lead to the dismissal of this litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Of the $4,158,787.80 in cash proceeds that the Company received through the rights offering, $1,000,000 was utilized for the retirement of debt, $550,000 was applied to reduce payables, and approximately $1,300,000 was utilized for working capital, with the balance of $1,308,787.80 remaining in the Company's cash accounts.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         STOCKHOLDER RIGHTS OFFERING. On June 14, 2001, the Company's board of directors declared a distribution of rights to purchase the Company's common stock to stockholders of record as of June 15, 2001, or the record date, and holders of vested options, warrants and convertible notes that possess anti-dilution rights as of the record date. Through the Company's Registration Statement on Form S-3 (File No. 333-64012), as declared effective on July 13, 2001, the Company offered an aggregate of 26,869,770 shares of its common stock upon the exercise of these rights by rightsholders. All rights expired on or before 5:00 p.m., Las Vegas, Nevada time on September 24, 2001. As of October 5, 2001, all 26,869,770 shares offered in the rights offering had been purchased. Rightsholders purchased 8,566,584 shares of common stock. Rightsholders applied $1,891,631.40 in amounts payable under short-term notes or bridge loans toward the purchase of the rights shares, and the Company received a total of $1,106,672.80 in cash proceeds from the exercise of these rights. The Company's standby purchaser, James E. Crabbe, the Company's controlling stockholder and Chairman of the Board of Directors, purchased 18,303,186 shares of common stock. Mr. Crabbe paid $3,052,115.30 in cash and applied $850,000 in short-term notes and $2,504,000 in bridge loans for the purchase of these shares.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.       Exhibits.
                  --------

                  None.

         b.       Reports on Form 8-K.
                  -------------------

         During the three month period ended September 30, 2001, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K/A filed as of July 5, 2001, reporting the June 26, 2001, acquisition of the worldwide right, title and interest to the patents, pending patent applications, and all patent rights to the Coin Operated Machine Having An Electronically Identified Coin Collection Box and the Electronically Identified Coin Collection

Box (collectively, the "Patent Rights") from Technology Development Center, LLC ("TDC"), the cancellation of the Company's Exclusive License Agreement with TDC pursuant to which the Company was the exclusive licensee of the Patent Rights, and the surrender of 20,500 shares of the Company's common stock by TDC; and Current Reports on Forms 8-K filed as of: (i) July 27, 2001, announcing the effectiveness of an amendment to the Company's Articles of Incorporation increasing the Company's authorized shares from 40 million shares of common stock, $.001 par value, and 10 million shares of blank-check preferred stock, $.001 par value, to 80 million shares of common stock, $.001 par value and 10 million shares of blank-check preferred stock, $.001 par value; (ii) August 16, 2001, reporting the expiration of rights to non-California residents and the purchase of shares of common stock by the Company's standby purchaser; (iii) August 22, 2001, announcing the resignation of Bob L. Smith as Chairman of the Board of Directors, the election of James E. Crabbe as Chairman of the Board and the appointment of Bob L. Smith as Vice-Chairman of the Board; (iv) September 11, 2001, reporting the resignation of Richard S. Jaslow from the Board of Directors due to other time commitments; and (v) October 9, 2001, reporting the expiration of all rights issued to stockholders, the purchase of shares of common stock by the Company's standby purchaser, and the purchase of all 26,869,770 shares offered pursuant to the stockholder rights offering.

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

                                              VendingData Corporation
                                      ------------------------------------------
                                                    (Registrant)


Date:  November 14, 2001              By:  /S/ Steven J. Blad
                                          --------------------------------------
                                           Steven J. Blad
                                      Its: President, Chief Executive Officer
                                           and Treasurer