Form 10KSB
period 2001-12-31
VENDINGDATA CORP
filed 2002-04-01
CIK 1004673

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2001
                                             -----------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission file number 000-25855
                                               ---------

                             VendingData Corporation
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                      91-1696010
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           6830 Spencer Street, Las Vegas, Nevada                     89119
--------------------------------------------------------------     -------------
(Address and telephone number of principal executive offices)       (Zip Code)

                   Issuer's telephone number: (702) 733-7195
                                              --------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class             Name of each exchange on which registered

--------------------------       -----------------------------------------------
--------------------------       -----------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                              (Title of each class)

--------------------------------------------------------------------------------
                              (Title of each class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]
         State issuer's revenues for its most recent fiscal year: $2,250,777 State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $851,194.23 ($.35 per share as of January 31, 2002)
         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Common Stock, $.001 par value 38,129,072 shares as of January 31, 2002

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         VendingData Corporation, a Nevada corporation (the "Company"), maintains its principal offices and manufacturing facilities at 6830 Spencer Street, Las Vegas, Nevada 89119. Its telephone number and facsimile number are
(702) 733-7195 and (702) 733-7197, respectively. The Company's primary business is the development, manufacturing and marketing of various concepts and products focused primarily on products that increase security, productivity and profitability for the gaming industry. The Company's initial product research and development included playing cards, several table games, video machines, card shufflers, video recognition systems and automated dealing shoes. In 1998, new management shifted the Company's focus to a few main products representing the largest potential for growth. The Company's principal products are the Random Ejection Shuffler(TM), a computer-based card shuffling device introduced in early 1999, and the SecureDrop(TM) Slot Accounting System (the "SecureDrop(TM) System"), which was introduced in September 1999. In addition to these product lines, the Company also offers other gaming-related products, such as table games. and playing cards.

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

         The Company has two wholly-owned Nevada subsidiaries, Casinovations, Inc., which focuses on the Company's Shuffler-related products and services; and VendingData.com, Inc., which will focus on expanding the Company's technology-based products to certain non-gaming markets.

     RECENT DEVELOPMENTS

         2002 CONVERTIBLE DEBT PROGRAM

         On February 21, 2002, the Company's Board of Directors authorized a private placement of $4,999,995 of convertible notes. The convertible notes accrue interest at 9.5% per annum, mature one year from the date of issuance (where the holder has the discretion to extend maturity date for up to four one-year periods) and are convertible into shares of the Company's common stock one year after issuance at a rate of $.35 per share. The $4,999,995 of convertible notes are convertible into a maximum of 14,285,700 shares of the Company's common stock. In addition, for each convertible note of $49,999.95, the Company will issue a warrant to purchase 12,500 shares of the Company's common stock with an exercise price of $0.35. The Company intends to rely upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Company has not yet placed any convertible notes pursuant to this private placement.

         TRANSFER OF CASINOVATIONS SALES INCORPORATED

         On February 26, 2002, the Company transferred its shares of stock of its wholly-owned subsidiary, Casinovations Sales Incorporated, which has received approval from the Mississippi Gaming Commission for the conduct of business in Mississippi, to an employee of the Company, Robert G. Pietrosanto. The transfer of stock was authorized by the Company's Board of Directors and by the Mississippi Gaming Commission.

     SECUREDROP(TM) SYSTEM HARD COUNT MODULE

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

         In order to address the differing needs of its customers, the Company has created a product series for the SecureDrop(TM) System Hard Count Module that currently consists of the 2000 and 3000 series and will soon include the 5000 series.

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

         SECUREDROP(TM) MOBILE SCALE SYSTEM

         The SecureDrop(TM) Mobile Scale System was introduced in March 2000 and consists of a highly accurate mobile scale and data recording device along with a coin lock-box area built into the cart. The Mobile Scale System can be can be integrated with the SecureDrop(TM) 2000, 3000 and 5000 Systems. The Mobile Scale System allows for the collection of the data and the coins at each gaming machine. Productivity and security are improved while buckets are pulled and weighed, data is collected, coins are secured and the cleared buckets are returned to the machines. The Mobile Scale System is separately approved. Gaming regulators have issued the Company key product approvals, which include most recent approvals or approval waivers of the Mobile Scale System from the Nevada (October 2000), Mississippi (November 2000), Michigan (December 2000), Illinois (December 2000), Iowa (January 2001) and Louisiana (March 2001) regulators. In addition, the Company has 19 tribal gaming licenses/approvals, of which 12 are in California.

         SECUREDROP(TM) 5000 SYSTEM

         The SecureDrop(TM) 5000 System is designed to provide the ability to read soft meters, which are meters provided by the software that controls the gaming machines. This system functions as an advanced data collection system for up to 100 soft meters. Since a major portion of the worldwide market is composed of casinos without on-line systems, both the 3000 and 5000 series are important additions to the product line. Management believes that in certain locations, the 5000 series may be used as the casino's central database system and expects strong demand from international markets. A prototype system was developed and displayed to a limited audience in October 2000, at the World Gaming Congress. The SecureDrop(TM) 5000 System is currently in the research and development stage.

         INSTALLATIONS OF THE SECUREDROP(TM) SYSTEM HARD COUNT MODULE

         During 2001, the Company installed an additional 5,549 SecureDrop(TM) units. Currently, the Company has a total installed base of 25,000 SecureDrop(TM) Hard Count Module units in over 29 different gaming properties, including Joker's Wild Casino, Henderson, NV (a property of Boyd Gaming Corporation); Casino Magic, Bay St. Louis, MS; Mystic Lake Casino, Prior Lake, MN; Viejas Casino and Turf Club, Alpine, CA; and Lima Marriott, Peru.

         SECUREDROP(TM) SYSTEM - SOFT COUNT MODULE

         The Company debuted SecureDrop(TM) System Soft Count Module in April, 2001, to provide casino operators with enhanced security and accountability in collecting paper money from slot machines. The SecureDropTM Soft Count Module provides a bill canister identification system that enables gaming operators to electronically track, secure and identify all bill canisters on the casino floor and in the count room.

         The SecureDropTM time stamp system deters canister switching, theft and loss by recording all phases of the drop process, accounting for the canister's removal from the game, time in transport, and the time of the canister's arrival in the soft count room. Using the comprehensive SecureDropTM database system, all bill canisters can be identified, tracked and accounted for with the highest degree of security.

         The electronic canister featuring the patented SecureDropTM identification technology works with enhanced controls inside the slot machine to record an audit trail, and specially designed and fully customizable Canister Transport Vaults that accept and identify the bill canister, secure the currency and continue to monitor the canister during transport on the slot floor. In the count room, the Canister Docking Station gathers the electronically stored information. A bar-coded ticket is then printed that shows the game identification number and a complete history of each canister's movement from the game and to the soft count room.

         ELECTRONIC CANISTERS

         Each bill canister is specially equipped with an iButton(TM) memory chip that works with enhanced electronics inside the slot machine to identify the slot machine each canister is placed in and to record the times the canister is placed in and removed from the machine. The electronics in the slot machine can notify an online system in the event of an unauthorized removal of the bill canister. The canister also works in conjunction with the secure Canister Transport Vault and the Command Center computer/software system to continue to electronically monitor and track every movement of the canister.

         CANISTER TRANSPORT VAULT

         The SecureDrop(TM) Canister Transport Vault immediately secures canisters on the slot floor, reducing exposure and increasing security. Once a valid canister is secured on the vault, it is monitored throughout the drop process. Alarms may be customized to sound in the event of an unauthorized removal of a canister, an incorrect placement of a cold canister, and the detection of an invalid audit trail in canister memory.

         MOBILE COMMAND CENTER

         The SecureDrop(TM) Mobile Command Center consists of a mobile data-recording device along with an onboard computer and software built into the cart. The Mobile Command Center allows for the collection of the data and the canisters at each gaming machine. Productivity and security are improved while canisters are pulled, secured and data is collected on the slot floor.

         CANISTER DOCKING STATION

         In the count room, the SecureDrop(TM) Canister Docking Station gathers the electronically stored information and prints a barcoded ticket showing the machine ID number, and a hard copy of the canister's audit trail. Canisters are pulled from the Canister Transport Vault and placed on the Canister Docking Station. Within seconds, data from the canister is downloaded a final time into the SecureDrop(TM) database and verified. The canister is cleared and can be returned to any slot machine. The Canister Docking Station then prints a barcoded ticket, which is bundled with the currency, tickets or coupons from the canister. The barcoded ticket can then be scanned by the currency counting equipment, thereby completing the electronic data transfer.

         ELECTRONIC METER READING MODULE

         The SecureDrop(TM) Soft Count Meter Reading Module adds the ability to read the soft meters provided by the software that controls gaming machines. This system functions as an advanced data collection system for up to 100 soft meters. The Soft Meter Module has the capability to be utilized as a casino's central database system. This system eliminates all manually-entered data, can be utilized as a casino's central database system, and saves times and reduces labor.

         MARKET FOR THE SECUREDROP(TM) SYSTEM

         The market for the SecureDrop(TM) System is coin and/or paper money based gaming machines in casinos, gaming halls or other venues with 100 machines or more. The world gaming machine market is complex and segmented based on different machines in terms of technology, winnings, payout, range of bets and losses and regulatory environments.

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

         Specialty shufflers are used only in single deck poker variation games such as Caribbean Stud(TM), Let It Ride(TM), Pai Gow Poker, and Three Card Poker. The specialty shuffler re-stacks the deck and delivers into packets the required number of cards (either 3, 5 or 7 cards) using a batch system method. Management expects that the software and hardware design of the unit will be complete in the second quarter 2002 and that beta testing will begin in the second quarter 2002, with customer shipments beginning around the third quarter 2002.

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

         SHUFFLER INSTALLATIONS

         Through the year ended December 31, 2001, the cumulative installation of the Company's shuffler products increased from 481 units to 569 units. The cumulative number of shuffler installations represents the number of revenue generating shufflers installed at casinos through sale or rental agreements. Continuous Random Ejection Shufflers account for 52 of these installed units. As of March 2002, the Company has 572 shufflers installed, 40 of these the Continuous model, at over 78 different gaming properties. Several large casino properties have standardized on the Company's shuffler for their Blackjack and Baccarat applications. Customers include Soaring Eagle and Greektown Casinos in Michigan, numerous tribal Casinos in California, Mandalay Resort Group, Park Place Entertainment, Inc., Station Casinos, Inc. and Boyd Gaming Corporation.

     ADDITIONAL PRODUCTS

       In an attempt to focus its resources on the SecureDrop(TM) Systems and shuffler product line, the Company has reduced the number of table games from its portfolio. In this regard, on May 12, 2000, the Company entered into an Acquisition and Exclusive License Agreement with DigiDeal Corporation whereby the Company sold its intellectual property rights relating to Fantasy 21(TM) and became the exclusive licensee of the intellectual property rights for paper and plastic playing cards. The Company's remaining products are SecureHopper(TM), Fantasy 21(TM), Danny's Jackpot Dice and the Safety-Peek Card.

         SECUREHOPPER(TM). SecureHopper(TM) is designed to work hand-in-hand with the SecureDrop(TM) line of products. The SecureHopper(TM) system records and reports information regarding hopper contents. Of special interest are the time periods when the main door of the slot machine is opened. Typically, at this time, a hopper fill is being performed. The SecureHopper(TM) can determine the amount of coins added to the hopper during this time. This information can be permanently recorded in the SecureDrop(TM) bucket memory. Here, it is stored until data collection is performed at a later time. In this manner, the SecureDrop(TM) system will act as a backup data system to the SecureHopper(TM) system.

         With SecureHopper(TM) it is known how many coins enter and exit the game at all times, including when the door is open. SecureHopper(TM) utilizes technology, which enables the hopper and its contents to be "weighed". This weight is then translated into the number of coins in the hopper.

         A major benefit of SecureHopper(TM) is the ability to conduct "pre-fills" on games that contain less than a pre-determined number of coins. Once a hopper falls below that threshold, SecureHopper(TM) activates an L.E.D. located on top of the candle, notifying a floor attendant the game is in need of a fill.

         Before this technology, there was no way of knowing how many coins were in a slot machine's hopper. The core of SecureHopper(TM) is an advanced weighing technology, which uses a "load cell" for weighing hopper contents. The SecureHopper(TM) can be calibrated for any coin or token and focuses on three major areas: hopper security, hopper fill notification and hopper fill verification. Hopper security is enhanced by SecureHopper(TM)'s ability to monitor each slot door Open and Close, attaching a hopper level quantity and a time stamp to every transaction. This allows the system to isolate any variances occurring from door open to door close. This information is a deterrent to pilfering, resulting in a more efficient slot floor operation. Assessing hopper contents without opening the game is perhaps SecureHopper(TM)'s most important function. The ability to "Pre-Fill" games on the floor, thus diminishing downtime for fills, may lead to an increase in slot revenue and player satisfaction. In the year 2002, the Company does not anticipate to generate significant revenue from this product.

         FANTASY 21(TM). Fantasy 21(TM) is a jackpot table game variation of standard blackjack/21 involving a side wager of one dollar. If the player places the side wager and receives a hand of 19, 20, 21 or blackjack (a "High Hand") during five consecutive hands, the player is eligible for a jackpot round of up to $25,000 (the "Showdown Round"). In the Showdown Round, the player is dealt six hands simultaneously. If the player receives six High Hands, and the dealer receives a hand of blackjack, the player wins the jackpot. Fantasy 21(TM) also offers other jackpots for other combinations of High Hands. In the year 2002, the Company does not expect to generate significant revenue from this product.

         DANNY'S JACKPOT DICE. Danny's Jackpot Dice, a variation of the standard craps game, employs an additional side wager made on consecutive points thrown by the shooter. The wager must be made prior to the shooter establishing the first "point" to be made. Once the shooter establishes the first point, no one else can make this wager until the shooter throws a seven and goes out. This side wager will pay odds to the player based on how many consecutive points were made during the shooter's turn. The shooter must make at least three points before the player receives any odds on his wager. In the year 2002, the Company does not expect to generate significant revenue from this product.

         SAFETY-PEEK CARD. The Safety-Peek Card is a type of playing card designed for blackjack/21. The key feature of its design is that it prevents the exposure of a dealer's hole card, I.E. the card that is face down, when used with a modified form of classic peeking action. The Safety-Peek Card permits the dealer to "peek" at the opposite corner of the playing card in order to determine the value of the hole card without revealing the value of the playing card. The Safety-Peek Card is licensed to the George C. Matheson Company ("GEMACO") and US Playing Card Company, under which the Company receives certain royalties. In the year 2002, the Company does not expect to generate significant revenue from this product.

     REGULATIONS AND LICENSING

         The gaming industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming commissions or similar regulatory authorities of each jurisdiction. Generally, the Company and other entities that seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization) which are then reviewed for approval. The Company's products generally fall within the classification of "associated equipment". "Associated equipment" is equipment which is not classified as a "gaming device", but which has an integral relationship to the conduct of licensed gaming. Regulatory authorities in some jurisdictions have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrent with the use of associated equipment. In other jurisdictions, associated equipment must be approved by the regulatory authorities in advance of its use at licensed locations. The Company has obtained, or is seeking to obtain, approval of its associated equipment in each jurisdiction in which it conducts business that requires such approval.

         Domestic gaming regulators have issued the Company key product approvals, which include approvals or approval waivers of the SecureDrop(TM) 2000 and Mobile Scale Systems from the Illinois (August 2000), Nevada (October
2000), Iowa (November 2000), Mississippi (November 2000), Michigan (December
2000) and Louisiana (March 2001) regulators. The SecureDrop(TM) 2000 is also approved in the states of Colorado (November 1999) and Indiana (June 2000), with the Mobile Scale System eligible for field trial in Colorado. The SecureDrop(TM) Soft Count Module has received approval waivers in Illinois (August 2001) and Nevada (July 2001).

         The Random Ejection Shuffler(TM) is approved for use in Nevada (December 1998), Mississippi (May 1999), Michigan (June 1999), South Dakota (January 1998) and Washington (January 1999). The Continuous Random Ejection Shuffler is approved in Nevada (August 2000), and Mississippi (May 2001) and may be placed in all tribal casinos where the Company is currently licensed.

         Various tribal casinos throughout the United States, which have formed their own gaming regulatory structures and which operate in connection with the requirements of the National Indian Gaming Commission, also utilize the Company's products. Presently, the Company has been approved to conduct business and holds 18 tribal gaming licenses for its products in the states of California, Michigan, Minnesota, New Mexico, and Washington. Requests for five additional licenses are currently pending in California.

         Internationally, the Company's SecureDrop(TM) 3000 System is currently in use in Argentina, Burma, Columbia, Czechoslovakia, South Korea, Peru, and Sweden. These international jurisdictions typically represent minimal regulatory barriers. The Random Ejection Shuffler(TM) has been approved in the Bahamas, and the SecureDrop(TM) 2000 and Mobile Scale(TM) Systems were approved in the province of Saskatchewan, Canada.

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

         LOUISIANA, MICHIGAN, WASHINGTON AND OTHER JURISDICTIONS. The Company currently distributes products in Louisiana, Michigan, Mississippi, and Washington, and intends to distribute products in other states and jurisdictions. Although the regulatory schemes in these jurisdictions are not identical, their material attributes are substantially similar, as described below.

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

         On March 7, 2000, California voters approved California's tribal gaming initiative known as Proposition 1A, and California's constitution was amended to allow the Governor to compact with tribes for the operation of casinos including the operation of traditional slot machines. Since then, the Governor, with legislative approval, has entered into compacts with a significant number of California tribes. The Company has approvals for certain California Native American casinos and applications for additional licenses are pending.

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

         In order to maintain and expand the market presence of its products, the Company is committed to providing a high level of customer service and support. In this regard, the Company operates domestic regional service centers in Berkley, Michigan, and Tukwila, Washington, and has service personnel located in New Jersey, Florida, and Mississippi, with a total of nine full-time service personnel. These employees provide casinos with installation and maintenance services domestically on all the Company's products. Service for the Nevada and California markets are supported by nine corporate office service personnel. In addition, the Company maintains a training center to provide support and training to its distributors, who are responsible for servicing their own products.

     DISTRIBUTION

         The Company sells directly to gaming operators and indirectly through distributors with direct sales accounting for 95% of the Company's revenue. The Company has a sales staff of four full-time employees. In addition, the Company's Chief Executive Officer and Vice President SecureDrop(TM) both actively participate in sales efforts. The Company also markets its products at domestic and international trade shows.

         Sales by distributors account for 5% of the Company's revenue. As a means of increasing the global exposure of the Company's products, the Company has entered into various distributorship agreements for the Australia, New Zealand, Europe and South America. The Company plans to utilize distributors in certain geographic areas where distributors with a local presence could be more effective than the Company's sales force. In this regard, the Company has entered into a semi-exclusive distributorship agreement with Vallasey, SA, a Uruguay company, with respect to Uruguay, Argentina, Brazil, France, Italy, and Spain. The Company also has an exclusive distributorship agreement with Mainstream Global Enterprises for the distribution of the Random Ejection Shuffler(TM) in the Canadian Provinces of Alberta, British Columbia, Manitoba, and Saskatchewan. Additionally, the Company has an exclusive agreement with IndoPacific Gaming for the distribution of the Shuffler in Australia and New Zealand. Domestically, the Company has entered into: (i) a non-exclusive Independent Contractor Agreement with Money Processing Systems, Inc., a New Mexico corporation, for the distribution of the SecureDrop(TM) Systems in Arizona, Colorado, New Mexico and Texas; (ii) an exclusive distributorship agreement with Gitchi Gaming, Inc., a Minnesota corporation, for the distribution of the Shuffler in Wisconsin and Minnesota; and (iii) an exclusive distributorship agreement with Data Financial Business Services Incorporated, a Wisconsin corporation, for the distribution of the SecureDrop(TM) Systems in Wisconsin and to all Native American casinos in Michigan.

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

         One area of competition for the SecureDrop(TM) System Hard Count Module could be coinless gaming. Since 1987 several companies have attempted to develop coinless slot machines. To date, there has been limited acceptance of coinless slot machine systems. California tribal casinos used "coinless" slots for 8 years until the Indian tribes executed compacts governing the terms of gaming with the Governor of California beginning in May 2000, at which time the California tribal casinos immediately began replacing coinless slot machines with the traditional coin versions.

         In 2000, International Gaming Technology ("IGT") introduced the EZ Pay(TM) system. The EZ Pay(TM) system attempts to reduce operating costs and machine downtime by providing gaming operators with machines that drop coins for smaller payouts and print tickets for larger, predetermined payouts. As a result of the issuance of tickets, players are not required to wait for attendants in order to be paid larger payouts and may use their tickets at other machines equipped with the EZ Pay(TM) system. Although there are a limited number of slot operations with an online system that permits the use of the EZ Pay(TM) system, the concept behind the EZ Pay(TM) system has received positive customer responses. The Company believes that the use of the EZ Pay(TM) system will actually result in larger coin drops and enhance the need for the SecureDrop(TM) System because payouts would be made by ticket, rather than in coin, resulting in a larger coin drop.

         Despite the potential competition of coinless gaming with regard to the SecureDrop(TM) Hard Count System, coinless gaming would cause potentially greater use of the Company's SecureDrop(TM) Soft Count System, which tracks bills, rather then coins.

         Competition in the shuffler market is more intense. Presently, Shuffle Master, Inc. ("Shuffle Master") is the market leader with a penetration of 15% of the total market. Of the Shuffle Master installations, 85% - 90% is in poker and other specialty games. In the specialty market, Shuffle Master offers the only product. Other competitors include International Thunderbird Gaming Corporation, Casinos Austria International, and ProShuffle, which have a collective market share of less than 3%.

         The Company believes its shufflers have a competitive advantage over other shufflers with respect to vulnerability to player cheating and card counting, reliability, and player dissatisfaction. The ergonomic design and ease of operation of the Company's shufflers increase customer satisfaction and reduce the need for experienced dealers, a concern which has arisen in emerging gaming markets. In order to better compete in and to meaningfully penetrate the overall shuffler market, the Company is developing a specialty shuffler which will provide the Company with a complete shuffler product line and which will provide the first direct competition for Shuffle Master in the specialty shuffler market, the market segment in which it has proven most successful. As Shuffle Master possesses greater financial resources, greater industry recognition, and more gaming licenses than the Company, there is no guarantee that the Company will continue to successfully compete in the shuffler market.

     RESEARCH AND DEVELOPMENT; MANUFACTURING

         At its principal offices, the Company maintains a state-of-the-art facility for its product development and manufacturing divisions. In addition, the Company has nine employees in research and development and twenty-nine employees in manufacturing and service.

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

         At the heart of the Company's principal offices is the manufacturing center with its state-of-the-art machine shop outfitted with robotic equipment, a receiving lab featuring optical comparators, to conduct components inspections and a series of product assembly lines for the Random Ejection Shuffler(TM), Mobile Scale System, coin vaults, bucket identification systems, Canister Transport Vaults, bill acceptor retrofits, and cable assemblies. In addition, the Company has contracted with a third party to provide various parts and supplies for its products, primarily for the SecureDrop(TM) System products.

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

     EMPLOYEES

         As of March 12, 2002, the Company had 58 full-time employees. None of the Company's employees are represented by a labor union, and the Company considers its relationships with its employees to be satisfactory. All employees have signed confidentiality agreements, which prohibit them from disclosing any of the Company's confidential information at any time during or after their employment with the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 58,725 square feet for its headquarters at 6830 Spencer Street, Las Vegas, Nevada, 89119, which houses the Company's corporate offices, including sales, engineering, and manufacturing departments. The current lease is approximately $55,000 per month, expires in October, 2006, and has an option exercisable by the Company for an additional term of five years. The Company believes its current headquarters are sufficient for the Company's operations through 2005.

         The Company also leases approximately 1,105 square feet in Boise, Idaho for its shuffler research and development facility and leases approximately 1,500 square feet for its service center in Tukwila, Washington. The Company intends to renew each of these current leases. The Company leases approximately 1,150 square feet for its service center in Berkley, Michigan and intends to lease a larger facility of approximately 1,900 square feet.

ITEM 3.  LEGAL PROCEEDINGS

         On November 22, 1999, Moll Industries, Inc. ("Moll") filed a complaint (Case No. 817296) against the Company in the Superior Court of the State of California for the County of Orange, California. The parties have entered into a settlement agreement, the fulfillment of which will lead to the dismissal of this litigation.

         On May 18, 2000, Heath Electronics Manufacturing Corporation ("Heath") filed a complaint (Case No. CV OC 00-02422D) against the Company in the District Court of the Fourth Judicial District of the State of Idaho, Ada County. The Company has answered the Complaint, which requests payment for goods in the amount of $89,569 plus interest and costs, and has filed a counterclaim alleging claims for breach of contract, breach of express warranty, breach of the implied warranty of merchantability, and breach of the implied warranty of fitness for a particular purpose. The trial in this matter concluded on December 13, 2001, and the parties are awaiting the determination of the Court.

         On March 27, 2002, Shuffle Master filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against the Company in the United States District Court, District of Nevada. The complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining the Company from infringing Shuffle Master's patent, an accounting of the Company's gains and profits that resulted from its alleged infringement, and for interest, costs and attorneys' fees. As the Company was only served with this complaint on March 29, 2002, it has not yet had an opportunity to assess whether this litigation will materially affect its operations. The Company intends to vigorously defend the allegations made by Shuffle Master.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of 2001, the Company held its annual meeting of stockholders on December 21, 2001. At the annual meeting, the Company's stockholders were asked to: (i) elect the Company's directors; and (ii) transact such other business as may properly come before the Annual Meeting of Stockholders and any adjournments thereof. The affirmative vote of a majority of the outstanding shares of the Company's common stock is required for the election of the Company's directors.

         At the annual meeting, there were 38,129,072 shares of the Company's common stock outstanding. The votes of the Company's stockholders were as follows:

         ELECTION OF DIRECTORS
         NAME                           VOTES FOR               ABSTENTIONS
         ---------------------    ----------------------    --------------------
         Steven J. Blad             31,448,787 shares          56,100 shares
         Ronald O. Keil             31,462,287 shares          42,600 shares

         From the votes cast by the Company's stockholders, the Company's directors were elected by a majority of the outstanding shares of the Company's common stock.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's authorized capital stock consists of 80,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. The Company's common stock and preferred stock may be issued from time to time without action by the stockholders and may be issued for such consideration as may be fixed from time to time by the Board.

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

     COMMON STOCK

         As of January 11, 2002, there were 38,129,072 shares of the Company's common stock outstanding and approximately 397 holders of the Company's common stock. Holders of common stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. The Company does not allow cumulative voting of any kind, and is not required to do so under Nevada law. Subject to preferences that may be applicable to any then outstanding preferred stock, the holders of common stock will be entitled to receive dividends, if any, as may be declared from time to time by the board out of legally available funds. Upon liquidation, dissolution, or winding up of the Company, the holders of the Company's common stock will be entitled to a pro rata share of the Company's assets that are legally available for distribution after payment of all debts and other liabilities and subject to the prior rights of any preferred stock then outstanding. Holders of the Company's common stock have no preemptive, subscription, redemption, or conversion rights.

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

     OPTIONS

         As of March 18, 2002, there were options outstanding to purchase 4,273,850 shares of the Company's common stock at exercise prices ranging from $0.35 to $3.00 per share with a weighted average exercise price per share of $1.08. The Company will not grant any options to purchase common stock at an exercise price of less than 85% of the fair market value of the Company's common stock on the date of grant.

     WARRANTS

         As of March 12, 2002, the Company issued warrants to purchase 450,000 shares of the Company's common stock at an exercise price of $2.60. These warrants were granted as part of the Company's private placement of convertible debentures in 2001 and are exercisable beginning on the six-month anniversary of their respective issuance. In addition to these warrants, the Company has issued warrants to Dan Purjes to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50, and, in conjunction with the Company's purchase of the AccuHopper(R) technology, has issued to Malcolm C. Davenport V warrants to purchase 225,000 shares of the Company's common stock at per share an exercise price of $10.00.

     CONVERTIBLE DEBENTURES

         As of March 12, 2002, the Company had issued two series of unsecured convertible debentures, one series for $1,500,000 and another series for $1,800,000. These convertible debentures are convertible at a rate of $2.60 per share into 1,269,231 shares of the Company's common stock. A majority of the outstanding convertible debentures are held by James E. Crabbe, the Company's Chairman of the Board and controlling stockholder. In addition, these convertible debentures were issued with warrants to purchase 937,291 shares of the Company's common stock at an exercise price of $2.60 per share.

         In addition to the aforementioned series of unsecured convertible debentures, the Company's Board of Directors authorized a private placement of $4,999,995 of convertible notes on February 21, 2002. The convertible debentures accrue interest at 9.5% per annum, mature one year from the date of issuance (where the holder has the discretion to extend maturity date for up to four one-year periods) and are convertible into shares of the Company's common stock one year after issuance at a rate of $.35 per share. The $4,999,995 of convertible notes are convertible into a maximum of 14,285,700 shares of the Company's common stock. In addition, for each convertible note of $49,999.95, the Company will issue a warrant to purchase 12,500 shares of the Company's common stock with an exercise price of $0.35. The Company intends to rely upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Company has not yet placed any convertible notes pursuant to this private placement.

     DIVIDEND POLICY

         The Company has never declared or paid cash dividends on its common stock. The Company presently intends to retain earnings to finance the operation and expansion of its business and does not anticipate declaring cash dividends in the foreseeable future.

     STOCKHOLDER RIGHTS OFFERING

         On June 14, 2001, the Company's board of directors declared a distribution of rights to purchase shares of common stock to stockholders of record as of June 15, 2001, or the record date, and holders of vested options and warrants and convertible notes that possess anti-dilution rights as of the record date. Through this rights offering, the Company offered an aggregate of 26,869,770 shares of common stock upon the exercise of these rights by rightsholders.

         On August 13, 2001, and September 24, 2001, all rights that the Company issued to non-California and California residents, respectively, for the purchase of the Company's $.001 par value common stock ("Common Stock") through the Company's Registration Statement on Form S-3 (File No. 333-64012), as declared effective on July 13, 2001, expired. As of September 24, 2001, rightsholders had purchased a total of 8,566,584 shares of Common Stock. Rightsholders applied a total of $1,891,631.40 in amounts payable under short-term notes or bridge loans toward the purchase price of the rights shares, and the Company received a total of $1,106,672.80 in cash proceeds from the exercise of the rights.

         On August 14, 2001, the Company's standby purchaser, James E. Crabbe, a director and the Company's controlling stockholder, purchased 16,409,068 shares of Common Stock. Mr. Crabbe applied $850,000 in short-term notes and $2,504,000 in bridge loans toward the purchase of these shares and tendered the remaining amount of the purchase price, $2,389,174.00, in cash. On October 5, 2001, as standby purchaser, Mr. Crabbe purchased 1,894,118 shares of Common Stock and tendered the purchase price for these shares, $662,941.30, in cash.

         As of October 5, 2001, rights for the purchase of all 26,869,770 shares offered in the rights offering had been purchased.

     POSSIBLE DILUTION FROM ADDITIONAL ISSUANCES OF SECURITIES

         Since the Company's revenue is not sufficient to support our operations, the Company currently anticipates the need to raise funds through private or public offerings of our equity or convertible debt securities. The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of the Company's current stockholders. In addition, these equity or convertible debt securities may have additional rights, preferences or privileges to those of the Company's common stock, such as registration rights. In the event the Company is required to raise additional funds to support its operations, the Company cannot assure its stockholders that the additional funds will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund operations or otherwise continue as a going-concern.

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

     OVERVIEW

         The Company is headquartered in Las Vegas, Nevada, and develops, manufactures and distributes products that increase security, productivity and profitability for the gaming industry. Its principal products are an electronically identified coin collection and accounting system for gaming machines, a bill canister tracking system for gaming machines, and computer-based card shuffling devices. The Company is developing advancements for its present product line as well as additional technology for the expansion of its products to the vending and amusement industries.

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

         In December 1998, the Company received its first gaming approval from the Nevada Board for the Random Ejection Shuffler(TM). As of March 15, 2002, the Company had sold or placed under rental contracts 572 of its shufflers. As for the SecureDrop(TM) System, gaming regulators have issued to the Company key product approvals, which include approvals or approval waivers of the SecureDrop(TM) 2000 and Mobile Scale Systems from the Illinois (August 2000), Nevada (October 2000), Iowa (November 2000), Mississippi (November 2000), Michigan (December 2000) and Louisiana (March 2001) regulators. The SecureDrop(TM) Soft Count Module has received approval waivers in Illinois (August 2001) and Nevada (July 2001). In addition, the Company has 19 tribal gaming licenses, of which 12 are in California. Additional license applications are pending and should open up additional markets in 2002. Although the Company believes that customer interest in both the shufflers and SecureDrop(TM) products continues to be strong, there is no assurance that the Company will be successful in placing additional shufflers or SecureDrop(TM) products in the future.

     ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. Actual results could differ from these estimates. The following is a summary of what management believes are the critical accounting policies related to the Company. The application of these policies, in some cases, requires the Company's management to make subjective judgments regarding the effect of matters that are inherently uncertain. See
Note 1, "Significant Accounting Policies," to the Company's Financial Statements included in Item 7 for a more detailed discussion of the Company's accounting policies.

         REVENUE RECOGNITION. The Company recognizes revenue from the sale of its products upon installation at customer locations. Revenue from rentals of shufflers is recorded as revenue at the first of each month in accordance with lease terms. Sales returns and allowances are recorded after returned goods are received and inspected. The Company plans to provide currently for estimated product returns arising therefrom.

         INVENTORY. Inventory is stated at the lower of cost or market using the first in, first out method. Finished goods include raw materials, direct labor and overhead. Raw materials include purchase and delivery costs.

         PROPERTY AND EQUIPMENT. Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of repairs and maintenance is charged to operations as incurred, and significant renewals or betterments are capitalized. The useful lives for office equipment, computer software and leasehold improvements is five years and for tooling is three years.

         NEW ACCOUNTING PRONOUNCEMENTS. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS 141"), which is required to be adopted for business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling of interest method of accounting. The Company's management believes that the adoption of SFAS No. 141 has had no impact on the Company for the year ended December 31, 2001. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which is required to be adopted for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS 142 during the first quarter of its 2002 fiscal year. SFAS 142 establishes accounting rules for recording goodwill and other intangible assets. It prohibits the amortization of goodwill and intangible assets that have an indefinite useful life. Such assets are required to be tested for impairment on an annual basis. Company plans to follow the requirements of SFAS 142 to account for any merger that it may enter into. The Company's management believes that the adoption of SFAS No. 142 has had no impact on the Company for the year ended December 31, 2001.

     RESULTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 2001 AND 2000

         REVENUES. For the year ended December 31, 2001, the Company generated total revenues of $2,250,777 compared to $4,432,769 for the year ended December 31, 2000, a decrease of 49.2%. The revenues for the year ended December 31, 2001, consisted of shuffler rentals of $1,181,899, shuffler sales of $93,330, SecureDrop(TM) sales of $953,026, interest income of $11,755 and miscellaneous other income of $10,767. The decrease in total revenues is due primarily to the reduced demand for the SecureDrop(TM) products as customers awaited the completion of the soft count module and the reduced sales related to the Company's shufflers.

         COST OF SALES. For the year ended December 31, 2001, cost of sales decreased $2,039,214 to $2,956,425 compared to $4,995,639 for the year ended December 31, 2000, a decrease of 40.8%. This decrease was primarily due to the reduced costs resulting from the reduced demand for the SecureDrop(TM) products as customers awaited the completion of the soft count module and the reduced sales related to the Company's shufflers. Cost of sales included: SecureDrop(TM) cost of sales of $739,553, Shuffler cost of sales of $46,806, Shuffler depreciation of $438,940, Shuffler service costs of $928,729, and manufacturing costs of $802,397.

         GROSS MARGIN. The gross margin on revenue was ($705,648) for the year ended December 31, 2001 compared to ($562,870) for the year ended December 31, 2000. The gross margin percentage was (31.3%) for the year ended December 31, 2001 compared to (12.7%) for the year ended December 31, 2000. The increases in gross margin deficit of $142,778 and in negative gross margin percentage were due primarily to the decrease in revenues generated by the lower sales of the SecureDrop(TM) product line and the Company's shufflers.

         GENERAL AND ADMINISTRATIVE EXPENSES. For the year ended December 31, 2001, general and administrative expenses increased approximately $151,241, or 4%, to $3,768,560 compared to $3,617,319 for the year ended December 31, 2000. For the year ended December 31, 2001, general and administrative expenses primarily included: salaries and related costs of $1,298,930; advertising and marketing costs of $43,742; consulting services of $49,465; cost of gaming industry shows of $43,117; travel and entertainment costs of $411,833; printing and office expenses of $139,494; rent and maintenance expense of $625,980; supplies of $200,400; legal expense of $239,214; insurance expenses of $114,098; and other expense of $227,284. For additional information regarding the Company's general and administrative expenses, see Note 11 to the Company's financial statements. In addition, for the year ended December 31, 2001, the Company had depreciation and amortization of $807,544 and amortized deferred interest of $353,531 compared to $817,692 and $314,117, respectively, for the year ended December 31, 2000.

         RESEARCH AND DEVELOPMENT EXPENSES. For the year ended December 31, 2001, research and development expenses were $1,364,264 compared to $1,260,684 for the year ended December 31, 2000, an increase of $103,580, or 8.2%. The increase in research and development expenses was primarily due to continued testing and development of the products related to the SecureDrop(TM) Soft Count Module and continued development of the Company's specialty shuffler.

         INTEREST EXPENSE. For the year ended December 31, 2001, the Company incurred interest expenses of $1,727,618 compared to $1,213,824 for the year ended December 31, 2000, an increase of $513,794, or 42.3%. This increase of $513,794 was primarily attributable to the increased borrowings of the Company.

         NET LOSS. For the year ended December 31, 2001, the Company had a net loss of $7,566,090, an increase of $911,393, compared to a net loss of $6,656,561 for the year ended December 31, 2000. The increase in net loss was primarily due to lower revenues related to the Company's the SecureDrop(TM) and shuffler products than the prior year combined with continuing operating expenses. Basic loss per share was $0.34 for the year ended December 31, 2001, compared to $0.62 for the year ended December 31, 2000. The reduction in basic loss per share reflects the additional shares issued by the Company pursuant to its rights offering in 2001 which had the effect of distributing the Company's losses over a greater number of shares.

     LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. Because of the Company's efforts to transition from a development stage company to an operating company, it has generated substantial cash flow deficits from operations, including cash used in operating activities of $5,598,153 and $5,099,493 in the years ended December 31, 2001 and 2000, respectively. In addition, to fund its development activities, the Company been provided cash in financing activities of $6,430,282 and $4,878,392 in the years ended December 31, 2001 and 2000, respectively. Consequently, the Company has been substantially dependent on cash from financing activities to fund its development and operating activities. The Company will continue to require cash from financing activities for both its current operating needs and to fund its anticipated expansion into non-gaming areas until operations begin to generate sufficient cash flow to provide for such cash requirements.

         WORKING CAPITAL. At December 31, 2001, the Company had cash, cash equivalents and investments of $866,998 compared to $432,070 at December 31, 2000. At December 31, 2001, the Company's working capital was a deficit of $2,940,604 compared to a deficit of $1,423,868 at December 31, 2000. At December 31, 2001, the Company's current ratio, I.E. the ratio of current assets to current liabilities, was 0.49:1 compared to 0.50:1 at December 31, 2000. During the year ended December 31, 2001, the Company relied substantially upon loans from certain stockholders and directors and other private sources of debt and equity capital of $4,029,402. Until the Company's normalized sales levels are achieved and the Company's sales are sufficient to sustain its operations, the Company will be relying upon loans from the Company's principal stockholder and other directors, and other private and institutional sources of debt and equity capital for working capital purposes. Despite such reliance, neither the Company's principal stockholder nor the Company's directors are obligated to provide additional financing to the Company, and the Company's principal stockholder and directors are free to decline to make additional financings to Company at any time. In such event, the Company may have substantial difficulties in raising additional financings.

         LEASE FINANCING. For the three years ended December 31, 2001, the Company has received proceeds of $1,335,306 from certain lease financing with an unrelated leasing company whereby the Company sold and leased back most of its furniture, equipment, tooling, and shufflers. These leases were not recorded as sales because the leases included a mandatory buy back provision.

         CASH USED IN OPERATING ACTIVITIES. For the year ended December 31, 2001, net cash used in operating activities was $5,598,153 compared to $5,099,492 for the year ended December 31, 2000. The cash used in operating activities was offset by depreciation and amortization of $807,544 compared to $817,692 for the year ended December 31, 2000; amortization of deferred interest of $353,531 for the year ended December 31, 2001 compared to $314,117 for the year ended December 31, 2000; a decrease in accounts payable of $386,085 for the year ended December 31, 2000 compared to an increase of $99,450 for the year ended December 31, 2000; increases in accrued expenses of $87,069 for the year ended December 31, 2001 compared to $464,570 for the year ended December 31, 2000; increases in customer deposits of $601,320 compared to $110,185 for the year ended December 31, 2000; decreases in inventory of $24,932 for the year ended December 31, 2001, compared to a decrease of $103,190 for the year ended December 31, 2000; an increase in prepaid expenses of $216,791 for the year ended December 31, 2001, compared to a decrease of $235,799 for the year ended December 31, 2000 and an increase of other assets of $34,862 for the year ended December 31, 2001 compared to $0 for the year ended December 31, 2000. Cash usage was decreased by a decrease in accounts receivable of $731,279 for the year ended December 31, 2001 compared to an increase of $587,915 for the year ended December 31, 2000.

         NET CASH USED IN OPERATING ACTIVITIES. For the year ended December 31, 2001, net cash used in operating activities was $5,598,153 compared to $5,099,492 for the year ended December 31, 2000, an increase of $498,661. The net cash used in operating activities for the year ended December 31, 2001 reflected a net loss of $7,566,090, offset, in part by, depreciation and amortization of $807,544, amortization of deferred interest of $353,531 and adjustments in assets and liabilities of $806,862. The increase of $498,661 in net cash used in operating activities for the year ended December 31, 2001 compared to the year ended December 31, 2000 was due, in part, to the increase of $909,529 in net loss, the increase of $216,791 in prepaid expenses and the decrease of $386,085 in accounts payable, offset, in part, by the decrease 731,279 decrease in accounts receivable and the $601,320 in customer deposits.

         NET CASH PROVIDED BY INVESTING ACTIVITIES. For the year ended December 31, 2001, the Company used net cash in investing activities of $397,201, compared to $516,754 for the year ended December 31, 2000. The net cash used in investing activities for the year ended December 31, 2001 consisted of acquired plant and equipment valued at $72,867, increased patent and trademark expenses of $209,620 and an increase in deposits of $114,714. The net cash used in investing activities for the year ended December 31, 2000 consisted of acquired plant and equipment valued at $406,563, increased patent and trademark expenses of $26,747 and an increase in deposits of $83,443.

         NET CASH USED IN FINANCING ACTIVITIES. For the year ended December 31, 2001, net cash from financing activities was $6,430,282 compared to $4,878,392 for the year ended December 31, 2000, an increase of $1,551,890. The increase is primarily attributable to the Company's increased cash needs as the Company experienced delays in the sales of its SecureDrop(TM) products and lower sales of its shuffler products. The cash from financing activities consisted of $4,169,092 from the sale of common stock, $4,029,402 in convertible debt and notes, and proceeds of $1,335,306 from leases, offset by repayment of leases of $1,824,118, payoffs of notes and the line of credit of $716,000 and repayment of stockholder loans of $563,400.

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

            NAME                     AMOUNT           WARRANTS               MATURITY                CONVERTIBILITY
------------------------------    --------------    --------------     ----------------------    -----------------------
The James E. Crabbe                $1,000,000          250,000             May 30, 2002               May 30, 2001
    Revocable Trust

VIP's Industries, Inc.              $200,000           50,000              May 31, 2002               May 31, 2001

Eric Huson                          $100,000           25,000              June 1, 2002               June 1, 2001

The Huson Trust                     $150,000           37,500              June 9, 2002               June 9, 2001

Richard S. Jaslow                   $100,000           25,000              July 20, 2002             July 20, 2001

Richard S. Jaslow                   $100,000           25,000             August 18, 2002           August 18, 2001

Ronald O. Keil                      $100,000           25,000           September 28, 2002         September 28, 2001

Richard S. Jaslow                    $50,000           12,500            November 10, 2002         November 10, 2001
------------------------------    --------------    --------------
            TOTAL                  $1,800,000          450,000

         The $200,000 in convertible notes purchased by and the warrants to purchase 50,000 shares of the Company's common stock issued to VIP's Industries, Inc., an entity controlled by the Chairman of the Board, were in exchange for the cancellation of a prior convertible note dated March 22, 2000 in the original principal amount of $200,000.

         In addition, on February 21, 2002, the Company's Board of Directors authorized a private placement of $4,999,995 of convertible notes with attached warrants. The convertible notes accrue interest at 9.5% per annum, mature one year from the date of issuance (where the holder has the discretion to extend maturity date for up to four one-year periods) and are convertible into shares of the Company's common stock one year after issuance at a rate of $.35 per share. For each convertible note of $49,999,95, the Company will issue a warrant to purchase 12,500 shares of the Company's common stock with an exercise price of $0.35. The Company has not yet placed any convertible notes pursuant to this private placement.

         EQUIPMENT FINANCING. For the 12 months ending December 31, 2001, the Company received proceeds of $1,335,306 from a third-party leasing company through which the Company has financed most of its furniture, equipment, and tooling. The leases have a mandatory buyout and a term of 36 to 39 months.

         SHORT TERM NOTES PAYABLE. For the 12 months ending December 31, 2001, the Company received proceeds of $4,029,402, from members of the Board, a current stockholder and an individual. The terms of the notes range from 9% to 10.5%. The notes also range from 16 months to 24 months in term. As of December 31, 2001, $3,354,000 of the short term notes was applied to the purchase price of shares in the rights offering and $100,000 of the short term notes was repaid. As a result, the Company had outstanding $575,402 of the short term notes.

         CONTRACTUAL CASH OBLIGATIONS. The Company's contractual cash obligations under its debt agreements, capital leases and operating leases for the next five years are as follows:


                                                              PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS           TOTAL            1 YEAR            1-3 YEARS         4-5 YEARS         AFTER 5 YEARS
-------------------------    ---------------- ------------------ ------------------ ----------------- ------------------
Debt Agreements                 $  3,223,868       $    620,791        $ 2,603,077       $         -        $         -

Capital Leases                     4,848,793          2,721,607          2,127,186                 -                  -

Operating Leases                   3,189,095            611,015          1,546,848         1,031,232                  -
-------------------------    ---------------- ------------------ ------------------ ----------------- ------------------
TOTAL                           $ 11,261,756       $  3,953,413        $ 6,277,111       $ 1,031,232        $         -


     OUTLOOK

         Based on presently known commitments and plans, the Company believes that it will be able to fund its operations and required expenditures for the remainder of 2002 through cash on hand, cash flow from operations, and cash from private placements of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, the Company will need to seek cash from public or private placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources necessary to fund the Company's operations in the upcoming year. If we continue to generate significant losses from our operations and we are not able to located additional sources of liquidity, we may be unable to continue as a going concern.

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

         ADDITIONAL FINANCING WILL BE REQUIRED. Since the Company's revenue is not sufficient to support our operations, the Company currently anticipates the need to raise funds through private or public offerings of our equity or convertible debt securities. The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of the Company's current stockholders. In addition, these equity or convertible debt securities may have additional rights, preferences or privileges to those of the Company's common stock, such as registration rights.

         Based on presently known commitments and plans, the Company believes that it will be able to fund its operations and required expenditures for the remainder of 2002 through cash on hand, cash flow from operations, and cash from the Company's recent private placement of convertible debentures. In the event that such sources are insufficient, the Company will need to seek cash from public placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources necessary to fund the Company's operations in the upcoming year. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund operations or otherwise continue as a going-concern.

         LIMITED OPERATING RESULTS; NO INDEPENDENT MARKET RESEARCH OF POTENTIAL DEMAND FOR CURRENT OPERATIONS. Until January 2000, the Company was in the development stage and had limited sales of its products. The Company's activities have been limited to analyzing the gaming industry, consulting with persons in the gaming industry, negotiating interim financing arrangements, developing products, establishing a distribution network for its products, marketing its products to the gaming industry, manufacturing its products and commencing product sales. Although the Company anticipates significant sales development and revenue growth during 2002, there is no guarantee that the Company will generate sufficient revenue to sustain its operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for the Company's business operations.

         COINLESS GAMING. Certain gaming operators have tested and employed as part of their current operations certain gaming devices that have eliminated the use of coin or tokens, or use a combination of coin and "cashless" vouchers. The acceptance and expansion of coinless gaming devices may reduce the demand for the SecureDrop(TM) System Hard Count Module and may adversely affect the Company's operations in the future.

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

         RELIANCE ON THE GAMING INDUSTRY. Nearly all of our revenue is generated by the sale or placement of our products to existing gaming properties. The economic health of the gaming industry, and, therefore, our revenues, are affected by a number of factors beyond our control, including general economic conditions, levels of disposable income of gaming patrons, acts of terrorism and anti-terrorism efforts, increased transportation costs resulting in decreased travel by gaming patrons, changes or proposed changes in tax laws, legal and regulatory issues affecting the development, operation and licensing of gaming properties and competitive conditions in the gaming industry. These factors may impact the demand for the Company's products and could materially affect revenues that the Company realizes on the sale or placement of our products.

         EFFECT OF EXTRAORDINARY EVENTS, SUCH AS TERRORIST ATTACKS, ON OUR BUSINESS. Extraordinary events, such as terrorist attacks or acts of war, may cause damage or disruption to the Company and its employees, facilities and customers, which, in turn, could significantly impact the Company's revenues, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, especially to the gaming industry, some of which have materially adversely affected the Company's business, results of operations, and financial condition and may do so again in the future. In particular, the gaming industry has been affected by the downturn in the tourist industry as a result of the September 11 attacks. Because our business is closely tied to the gaming industry, the long-term effects on the Company from the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

         The strength and profitability of our business depends on the overall demand for our products and growth in the gaming industry. Further, gaming industry revenues are sensitive to general economic conditions and generally rise or fall more rapidly in relation to the condition of the overall economy. Although the Company cannot accurately estimate the economic impact of the recent terrorist attacks at this time, the gaming industry has been negatively affected by the reduction in air travel and tourism, and the Company expects that any significant decline in the economic health or growth of the lodging industry will reduce demand for our products.

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

         INFLUENCE BY CONTROLLING STOCKHOLDERS. The executive officers and members of the Board beneficially own 35,697,088.5 shares of common stock, or approximately 86.95% of the outstanding shares of common stock, assuming exercise of options, warrants and convertible debentures. These stockholders have the power to influence all matters requiring approval by the Company's stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership also has the effect to delay, prevent or expedite, as the case may be, a change in control of the Company.

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

         DEPENDENCE ON KEY INDIVIDUALS. The future success of the Company is highly dependent upon the management skills of its key employees and the Company's ability to attract and retain qualified key employees. The inability to obtain and employ these individuals would have a serious effect upon the business of the Company. The Company has entered into an employment agreement with Steven J. Blad and seven other key employees. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract or retain the additional skilled personnel required.

         VULNERABILITY TO FLUCTUATIONS IN THE ECONOMY. The demand for the Company's products is dependent on, among other things, certain economic and business factors to which the economy is subject. These factors are beyond the control of the Company. Such factors include, without limitation: (a) general economic conditions, such as inflation, business cycle fluctuation, interest rates, and the availability of financing; (b) the possibility of recession; (c) increases in operating expenses, taxes, insurance or maintenance costs which might not be offset by increased revenues from the Company's business; (d) international currency fluctuations; and (e) the possibility of future terrorist attacks.

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

ITEM 7.  FINANCIAL STATEMENTS

         Independent Auditors' Report

         Balance Sheet at December 31, 2001

         Statements of Operations for the Years Ended December 31, 2001 and
         2000.

         Statements of Changes in Stockholders' Equity for the Period from December 31, 1999 to December 31, 2001.

         Statements of Cash Flows for the Years Ended December 31, 2001 and
         2000.

         Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
VendingData Corporation

We have audited the balance sheet of VendingData Corporation as of December 31, 2001, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of VendingData Corporation as of December 31, 2001, and the results of its operations and cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.




                                           James E. Scheifley & Associates, P.C.
                                           Certified Public Accountants

Englewood, Colorado
February 22, 2002

                             VENDINGDATA CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2001


                                     ASSETS

Current assets:
   Cash                                                            $    866,998
   Accounts receivable, trade                                           159,065
   Accounts receivable - other                                           40,438
   Inventories                                                        1,514,073
   Prepaid expenses                                                     271,933
                                                                   -------------
     Total current assets                                             2,852,507

Property and equipment, at cost, net of
   accumulated depreciation of $2,081,582                             2,150,291

Intangible assets, at cost, net of
   accumulated amortization of $131,606                                 403,078
Other Assets                                                             34,862
Deferred interest                                                       542,790
Deposits                                                                705,980
                                                                   -------------
                                                                   $  6,689,508
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of leases payable                                  2,721,607
   Accounts payable                                                     566,427
   Accrued expenses                                                     441,538
   Accrued Wages                                                        221,718
   Accrued interest                                                     338,457
   Shareholder loans - due currently                                    620,791
   Customer deposits                                                    882,573
                                                                   -------------
     Total current liabilities                                        5,793,111

Leases payable - non-current                                          2,127,186
Convertible debt                                                      2,603,077
Stockholder loans - non-current                                          16,000
                                                                   -------------
     Total Liabilities                                               10,539,374

Stockholders' equity:
   Common stock, $.001 par value,
     80,000,000 shares authorized,
     38,129,072 shares issued and outstanding                            38,129
   Additional paid-in capital                                        26,689,477
   Deficit accumulated during development stage                     (30,557,860)
                                                                   -------------
     Total stockholders' equity                                      (3,849,866)
                                                                   -------------
                                                                   $  6,689,508
                                                                   =============

                 See Accompanying Notes to Financial Statements

                             VENDINGDATA CORPORATION
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                December 31,        December 31,
                                                    2001                2000
                                                ------------        ------------

SecureDrop(TM)sales                             $   953,026         $ 2,594,430
Shuffler sales                                       93,330             667,670
Shuffler rentals                                  1,181,899           1,056,780
Game rentals                                              0              67,969
Other income                                         22,522              45,920
                                                ------------        ------------
                                                  2,250,777           4,432,769

Cost of sales                                     2,956,425           4,995,639
                                                ------------        ------------
Gross margin                                       (705,648)           (562,870)

General and administrative                        3,768,560           3,617,319
Research and development                          1,364,264           1,260,684
                                                ------------        ------------
                                                  5,132,824           4,878,003
                                                ------------        ------------

(Loss) from operations                           (5,838,472)         (5,440,873)

Interest expense                                  1,223,125             955,481
Interest expense - related parties                  504,493             258,343
                                                ------------        ------------
                                                  1,727,618           1,213,824

(Loss) before income taxes                       (7,566,090)         (6,654,697)
Provision for income taxes                                -               1,864
                                                ------------        ------------

Net (loss)                                      $(7,566,090)        $(6,656,561)
                                                ============        ============



Basic and diluted (loss) per share              $     (0.34)        $     (0.62)
                                                ============        ============

Weighted average shares outstanding              22,000,283          10,822,740
                                                ============        ============



                 See Accompanying Notes to Financial Statements


                                            VENDINGDATA CORPORATION
                                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE PERIOD FROM DECEMBER 31, 1999 TO DECEMBER 31, 2001


                                                                                                      Deficit
                                                                                                    Accumulated
                                                                      Additional       Unpaid          During
                                            Common       Stock        Paid -in         Stock         Development
                ACTIVITY                    Shares       Amount        Capital      Subscriptions      Stage            Total
                                         ------------  ----------  -------------   --------------  -------------   -------------
   Balance, December 31, 1999             10,746,144      10,746     16,956,362              --     (16,354,821)        612,289

Issuance of stock for cash in private
sale at $2.60                                108,657         109        282,394                                         282,502

Net (loss) for the year                           --          --             --              --      (6,656,561)     (6,656,561)
                                         ------------  ----------  -------------   --------------  -------------   -------------

   Balance, December 31, 2000             10,854,801      10,855     17,238,756                     (23,011,382)     (5,761,771)

Issuance of stock for cash in private
sale at $.35                              11,905,976      11,906      4,155,186                                       4,167,092

Stock issued for conversion of debt at
$.35                                      14,963,796      14,963      5,222.365                                       5,237,328

Stock issued for assets purchased            225,000         225         78,525                                          78,750

Exercise of common stock options             200,000         200          1,800                                           2,000

Stock reacquired and cancelled               (20,500)        (20)       (7,155)                                          (7,175)


Net (loss) for the year                                                                              (7,566,090)     (7,566,090)

   Balance, December 31, 2001             38,129,072      38,129     26,689,477                     (30,577,472)     (3,849,866)
                                         ============  ==========  =============   ==============  =============   =============


                                See Accompanying Notes to Financial Statements


                             VENDINGDATA CORPORATION
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                       December 31,      December 31,
                                                           2001              2000
                                                       ------------      ------------
Net (loss)                                             $(7,566,090)      $(6,656,561)
Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                         807,544           817,692
     Amortization of deferred interest                     353,531           314,117
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable            731,279          (587,915)
     (Increase) decrease in inventory                       24,932           103,190
     (Increase) decrease in prepaid expenses              (216,791)          235,779
     (Increase) decrease in other assets                   (34,862)                -
     Increase (decrease) in accounts payable              (386,085)           99,450
     Increase (decrease) in accrued expenses                87,069           265,801
     Increase (decrease) in customer deposits              601,320           110,185
     Increase (decrease) in deferred charges                     -           198,769
                                                       ------------      ------------
       Total adjustments                                 1,967,937         1,557,069
                                                       ------------      ------------
  Net cash (used in)
     operating activities                               (5,598,153)       (5,099,492)
                                                       ------------      ------------

Cash flows from investing activities:
  Acquisition of plant and equipment                       (72,867)         (406,563)
  Increase in patents and trademarks                      (114,714)          (26,747)
  Increase in deposits                                    (209,620)          (83,443)
                                                       ------------      ------------
Net cash (used in) investing activities                   (397,201)         (516,754)
                                                       ------------      ------------

Cash flows from financing activities:
  Common stock sold for cash                             4,169,092           282,502
  Proceeds from leases                                   1,335,306         2,207,675
  Proceeds from line of credit                                   -           450,000
  Proceeds from shareholder loans                        4,029,402         1,716,000
  Proceeds from convertible debt                                 -         1,800,000
  Repayment of leases                                   (1,824,118)       (1,543,572)
  Repayment of notes and line of credit                   (716,000)                -
  Repayment of shareholder loans                          (563,400)          (34,213)
                                                       ------------      ------------
Net cash provided by
  financing activities                                   6,430,282         4,878,392
                                                       ------------      ------------

Increase (decrease) in cash                                434,928          (737,854)
Cash and cash equivalents,
  beginning of period                                      432,070         1,169,924
                                                       ------------      ------------
Cash and cash equivalents,
  end of period                                        $   866,988       $   432,070
                                                       ============      ============


                 See Accompanying Notes to Financial Statements

                             VENDINGDATA CORPORATION
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                  December 31,      December 31,
                                                      2001              2000
                                                  ------------      ------------

Supplemental cash flow information
     Cash paid for interest                          1,345,782          608,088
     Cash paid for income taxes                              -                -

Non-cash financing activities:
  Loans converted into common stock                  5,237,328                -
  Stock issued for asset acquisition                    78,750                -




                 See Accompanying Notes to Financial Statements

                             VENDINGDATA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 1.  ORGANIZATION

         The Company was incorporated on September 21, 1995, in the State of Washington and reorganized as a Nevada corporation with Articles of Merger filed on April 1, 1999, in Washington and on April 2, 1999, in Nevada. The Company is in the business of developing and distributing products related to the gaming industry. The Company's principal products are electronic card shuffling devices, an electronically identified coin collection bucket and collection cart for use with coin operated gaming and vending devices and a "softcount" collection system for control over soft currency from gaming and vending devices. The Company operates principally in the United States of America, however a portion of its revenues are derived from sales to customers in foreign countries.

     SIGNIFICANT ACCOUNTING POLICIES

         ESTIMATES

         The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

         INVENTORY

         Inventory is stated at the lower of cost or market using the first in, first out method. Finished goods include raw materials, direct labor and overhead. Raw materials include purchase and delivery costs. Inventory consisted of the following at December 31, 2001:

               Raw material                              $1,219,710
               Work in progress                             276,363
               Finished goods                                18,000
                                                         -----------
                                                         $1,514,073

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

         Useful lives for property and equipment are as follows:

        Office equipment                                    5 years
        Computer software                                   5 years
        Tooling                                             3 years
        Leasehold improvements                              5 years
         INTANGIBLE ASSETS

         The Company has applied for patents for certain of its products. Patent and trademark costs (aggregating $534,684 at December 31, 2001) are amortized using the straight-line method over a period of ten years. Amortization for the years ended December 31, 2001 and 2000 amounted to $45,567 and $31,506, respectively.

         Organization costs aggregating $6,395 have been fully amortized.

         The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset, and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the 2001 and 2000 fiscal years.

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

         REVENUE RECOGNITION

         The Company recognizes revenue from the sale of its products upon installation at customer locations. Revenue from rentals of shuffler machines is recorded as revenue at the first of each month in accordance with lease terms. Sales returns and allowances are recorded after returned goods are received and inspected. The Company plans to provide currently for estimated product returns arising therefrom.

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

         ADVERTISING

         Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $43,742 and $70,886 for the years ended December 31, 2001 and 2000, respectively.

         STOCK-BASED COMPENSATION

         The Company adopted Statement of Financial Accounting Standard No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, and beginning with the Company's first quarter of 1996. Upon adoption of SFAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided in Note 7 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations ("SFAS 141"), which is required to be adopted for business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling of interest method of accounting.

         Management believes that the adoption of SFAS No. 141 has had no impact on the Company for the year ended December 31, 2001.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which is required to be adopted for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS 142 during the first quarter of its 2002 fiscal year. SFAS 142 establishes accounting rules for recording goodwill and other intangible assets. It prohibits the amortization of goodwill and intangible assets that have an indefinite useful life. Such assets are required to be tested for impairment on an annual basis. Company plans to follow the requirements of SFAS 142 to account for any merger that it may enter into.

         Management believes that the adoption of SFAS No. 142 has had no impact on the Company for the year ended December 31, 2001.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is required to be adopted for fiscal years beginning after December 15, 2001. SFAS 144 establishes accounting rules for recognition and measurement of impairment losses of certain long-lived assets.

         Management believes that the adoption of SFAS No. 144 has had no impact on the Company for the year ended December 31, 2001.

NOTE 2.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31, 2001:

               Furniture and fixtures                                 240,655
               Manufacturing equipment                                835,624
               Equipment held for rent                              2,407,400
               Tooling                                                498,970
               Leasehold improvements                                 249,224
                                                                   -----------
                                                                   $4,231,873
               Accumulated depreciation and
                 amortization                                       2,081,582
                                                                   -----------
                                                                   $2,150,291
                                                                   ===========

         Depreciation expense charged to operations amounted to $779,794 and $779,794 for the years ended December 31, 2001 and 2000, respectively.

         The Company owns tooling used in the manufacture of certain plastic components of its shuffler product.

         Substantially all of the Company's fixed assets secure leases described in Note 6.

NOTE 3.  LINE OF CREDIT

         The Company has obtained a $1,200,000 line of credit based on a percentage of the Company's accounts receivable and inventory. At December 31, 2000 the Company had drawn $450,000 of the line. The line was collateralized by the accounts receivable, inventory and most other unencumbered assets. The line of credit was repaid in full and cancelled during the year ended December 31, 2001.

NOTE 4.  NOTES PAYABLE

         During the year ended December 31, 2000, the Company received proceeds of $1,740,000, from members of the Board of Directors, a current shareholder and an individual. The interest rates for the notes ranged from 9% to 10.5%. During the year ended December 31, 2000, the Company received additional note proceeds from certain of these individuals and another investor amounting to $3,676,403 and made repayments in cash of $563,400. An additional $4,477,406 of the notes was converted into common stock of the Company as discussed in Note 7. The balance of the notes amounted to $636,791 at December 31, 2001 of which $620,791 is due currently. The remaining notes had interest rates of from 9.5% to 10%.

NOTE 5.  CONVERTIBLE DEBT AND WARRANTS

         On December 31, 1999, the Company had outstanding convertible notes to individuals including certain shareholders amounting to $1,500,000. The notes accrue interest at 9.5% and are convertible into shares of common stock at a rate of $2.60 per share (subsequently reduced to $.35 per share). The $1.5 million of convertible notes are convertible into a maximum of 4,285,714 shares of the Company's common stock. In addition, for each convertible note of $50,000, the Company issued a warrant to purchase 9,100 shares of the Company's common stock with an exercise price of $3.00. At December 31, 2001 the warrants had expired.

         On May 25, 2000, the Company's Board of Directors authorized a private placement of $2.2 million of convertible notes. The convertible notes accrue interest at 9.5% per annum, mature two years from the date of issuance (where the holder has the discretion to extend maturity date for up to three one-year periods) and are convertible into shares of the Company's common stock one year after issuance at a rate of $2.60 per share (subsequently reduced to $.35 per share). The $2.2 million of convertible notes are convertible into a maximum of 6,285,714 shares of the Company's common stock. In addition, for each convertible note of $50,000, the Company issued a warrant to purchase 12,500 shares of the Company's common stock with an exercise price of $2.60.

         With the approval of the Board, certain members of the Board and a controlling stockholder, the Huson Trust, participated in the Company's private placement of convertible notes. The following table summarizes the purchases of convertible notes by the relevant members of the Board and certain stockholders.

             NAME                      AMOUNT           WARRANTS             MATURITY                CONVERTIBILITY
-------------------------------    ---------------    -------------    ----------------------    -----------------------
The James E. Crabbe Revocable        $1,000,000         250,000            May 30, 2002               May 30, 2001
    Trust

VIP's Industries, Inc.                $200,000           50,000            May 31, 2002               May 31, 2001

Eric Huson                            $100,000           25,000            June 1, 2002               June 1, 2001

The Huson Trust                       $150,000           37,500            June 9, 2002               June 9, 2001

Richard S. Jaslow                     $100,000           25,000            July 20, 2002             July 20, 2001

Richard S. Jaslow                     $100,000           25,000           August 18, 2002           August 18, 2001

Ronald O. Keil                        $100,000           25,000         September 28, 2002         September 28, 2001

Richard S. Jaslow                     $50,000            12,500          November 10, 2002         November 10, 2001
-------------------------------    ---------------    -------------
            TOTAL                    $1,800,000         450,000

         The proceeds from the private placement of convertible debt were used for general working capital purposes. The exemptions from registration relied upon by the Company for these private placements were Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

         During the year ended December 31, 2001, $696,923 of the notes was converted into 1,991,209 shares of the Company's common stock.

NOTE 6.  LEASES PAYABLE

         From 1997 through 2001, the Company entered into financing type lease transactions (capital leases) with leasing companies whereby the Company leased or sold and leased back from the lessor all of its furniture and equipment, tooling and some equipment.

         Scheduled maturities of the obligations as of December 31, 2001 are as follows:

                                     Year                       Amount

               2002                                            $ 2,983,020
               2003                                              1,743,119
               2004                                                514,610
                                                            -----------------
               Minimum future lease payments                     5,240,749
               Less interest component                            (934,746)
               Plus deferred interest                              542,790
                                                            -----------------
               Present value of future net
                 minimum lease payments                          4,848,793
               Less current portion                             (2,721,607)
                                                            -----------------
               Due after one year                              $(2,127,186)

         Property recorded under capital leases includes the following as of December 31, 2001:

               Capitalized leased equipment and
               Shuffler machines, at cost                       $1,560,834
               Furniture and equipment                             355,095
               Tooling                                             271,500
                                                             ----------------
                                                                 2,187,429
               Less accumulated depreciation                    (1,098,158)
                                                             ----------------
               Total assets subject to capital leases           $1,089,271

         The leases contain provisions for mandatory buy back of the inventory and equipment at the end of the initial terms of the leases. The future minimum lease payments scheduled above include the buy out provisions due at the end of each lease term. The net present value of the buy out provisions, $542,790 as of December 31, 2001, has been included in other assets and represents additional interest on the leases which will be amortized to interest expense during the remaining lease terms.

NOTE 7.  STOCKHOLDERS' EQUITY

         On April 14, 2000 the Company entered into subscription agreements with four individuals whereby these individuals agreed to purchase in the aggregate 108,567 shares of Common Stock for $2.60 per share for an aggregate subscription amount of $282,503. The Company received the funds on April 18, 2000, and used the proceeds from this private placement for general working capital purposes. The exemptions from registration relied upon by the Company for this private placement were Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D.

         On June 14, 2001, the Company's board of directors declared a distribution of rights to purchase the Company's common stock to stockholders of record as of June 15, 2001, or the record date, and holders of vested options, warrants and convertible notes that possess anti-dilution rights as of the record date. Through the Company's Registration Statement on Form S-3 (File No. 333-64012), as declared effective on July 13, 2001, the Company offered an aggregate of 26,869,770 shares of its common stock upon the exercise of these rights by rightsholders. All rights expired on or before 5:00 p.m., Las Vegas, Nevada time on September 24, 2001. As of October 5, 2001, all 26,869,770 shares offered in the rights offering had been purchased. Rightsholders purchased 8,566,584 shares of common stock. Rightsholders applied $1,883,325 in amounts payable under short-term notes or bridge loans toward the purchase of the rights shares, and the Company received a total of $1,114,977 in cash proceeds from the exercise of these rights. The Company's standby purchaser, James E. Crabbe, the Company's controlling stockholder and Chairman of the Board of Directors, purchased 18,303,186 shares of common stock. Mr. Crabbe paid $3,052,115 in cash and applied $850,000 in short-term notes and $2,504,000 in bridge loans for the purchase of these shares.

         CONVERTIBLE DEBT. For additional information with respect to the Company's issuance of convertible debt in 2000, see Note 5.

         STOCK OPTIONS. The Company has an aggregate of 320,000 options to purchase common stock at $1.00 per share, 825,000 options to purchase common stock at $1.50 per share, 430,500 options to purchase common stock at $2.50 per share, and 114,100 options to purchase common stock at $2.60 and 2,000 options to purchase common stock at $3.00 per share outstanding at December 31, 2001.

         The following is a summary of transactions involving stock options:

                                                Range of                 Average
                                Shares       Exercise Prices              Price
                       ---------------------------------------------------------

Balance       12/31/99       1,173,500        $1.00 - $2.60               $1.67

Granted                        169,500        $2.50 - $3.00               $2.75
Canceled                        76,400            $2.60                   $2.60
Balance       12/31/00       1,266,600        $1.00 - $3.00               $2.00

Granted                      3,260,750        $.35 - $2.60                $.84
Canceled                       354,000        $1.00 - $3.00               $1.15
Balance       12/31/01       4,173,350        $1.00 - $3.00               $1.08

         The weighted average fair value at the date of grant for options granted during 2001 and 2000 as described above was $0.13 per option in 2001 and $0.71 per option in 2000. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

                                               2001               2000
                                         --------------    ----------------
               Market value              $.35 and $1.50    $2.50, $2.60 and
                                                                  $3.00
               Expected life in years        3 to 10                3
               Interest rate                   7%                  7%
               Volatility                      10%                 10%
               Dividend yield                 0.00%               0.00%


         Stock based compensation costs would have increased pretax losses by $436,660 ($0.02 per share) and $119,616 ($0.01 per share) in 2001 and 2000, respectively, if the fair value of the options granted during those years had been recognized as compensation expense.

         WARRANTS. The Company has outstanding an aggregate of 450,000 warrants to purchase common stock at $2.60 per share, 250,000 warrants to purchase common stock at $2.50 per share and 225,000 warrants to purchase common stock at $10.00 per share outstanding at December 31, 2001.

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

         The Company has fully reserved approximately $10,140,000 for the asset related to the portion of the loss carryforward that more likely than not will not be utilized in future years. The reserve increased by approximately $2,572,000 during the year ended December 31, 2001. To date, the Company has generated taxable income in any of its years of operation and no tax liabilities exist to utilize the NOL carryover.

         At December 31, 2001, the Company had net operating loss carryforwards aggregating approximately $29,824,755, which expire as follows:

              2015:   $   172,303
              2016:   $ 1,721,318
              2017:   $ 2,534,394
              2018:   $ 3,040,719
              2019:   $ 8,133,370
              2020:   $ 6,656,561
              2021:   $ 7,566,090

         The principal difference between the Company's book operating losses and income tax operating losses results from the issuance of common stock during 1996, 1997 and 1988 for services, interest and options to purchase common stock at less than fair market value in exchange for debt conversion rights and other services.

NOTE 9.  RELATED PARTY TRANSACTIONS

         In August 1999, the Company issued a new agreement with Steve Blad, CEO, effective January 1, 2000 to December 31, 2002. The agreement provides monthly compensation of $23,500 through December 31, 2002, upon which time the compensation is to be renegotiated. The agreement provides that 100,000 options (exercisable at a price of $2.50 per share) be granted upon the effective date of the agreement. The Company recorded compensation expense related to the options granted for the excess of the fair value of the underlying common stock at the grant date ($2.60 per share) over the exercise price of $2.50 per share during January 2000. The agreement also provide for the granting of 100,000 options ($2.50 per share) for each year (2000, 2001, 2002) based upon the Company meeting its goals provided by the Board of Directors. Options were granted in January 2001 for 100,000 shares pursuant to the contract. The exercise price of the January 2001 options was set by the Board of Directors at $1.50 per share. No compensation expense was recorded in connection with the options as the fair value of the underlying stock was considered to be substantially less than $2.50 per share and subsequent sales of common stock for cash were made for $.35 per share. In November 2001, the Company entered into a First Amendment to Employment Agreement, which extended the term of the employment agreement of Mr. Blad through December 31, 2004. The First Amendment provides that 2,000,000 options (exercisable at a price of $.35 per share) be granted upon the effective date of the First Amendment. Of the 2,000,000 options, 670,000 options were vested as of the effective date of the First Amendment, 665,000 options will vest on the first anniversary of the First Amendment, and another 665,000 options will vest on the second anniversary of the First Amendment.

         CONVERTIBLE DEBT. In 2000, the Company received proceeds of $1,600,000 from and issued warrants to purchase 400,000 shares of Common Stock to certain directors and controlling stockholders of the Company as part of a private placement of convertible notes. In addition, the Company cancelled a 10% convertible note dated March 22, 2000 in the original principal amount of $200,000 held by VIP's Industries, Inc., an entity controlled by the Chairman of the Board of the Company, in exchange for the issuance of a 9.5% convertible note dated May 31, 2000 and warrants to purchase 50,000 shares of Common Stock. In 2001, the Company received proceeds of $4,029,402 from certain directors and controlling stockholders of the Company as part of a private placement of notes payable. In addition, the Company cancelled an aggregate of $5,237,328 in connection with a rights offering of common stock to existing stockholders. The Company also received an aggregate of $4,169,092 in cash for additional shares sold pursuant to the rights offering. For additional information with respect to the issuance of notes, shares and warrants to the certain directors and controlling stockholders of the Company, see Notes 5 and 7.

NOTE 10. COMMITMENTS AND CONTINGENCIES

         During October 1997, the Company entered into a license agreement whereby the Company would develop and market an electronically identified coin collection box for use with coin operated gaming devices. The agreement provided for royalty payments to the licensor for use of certain intellectual property associated with the project. The Company had the right to terminate the agreement upon sixty days written notice to the licensor should it determine that the technology may be unpatentable or that the licensed products are uneconomical. The patent application was filed for this product in 1996, and notice of patent issuance was dated February 8, 1999.

         During the year ended December 31, 2001 the Company made a one-time payment of $175,000 to the licensor for the purchase of the technology rights and the patents associated with the project. In connection with the acquisition, the licensor returned 20,500 shares of the Company's common stock that it had previously been issued. The fair value of the stock received was $.35 per share based upon the cash sale price of the stock.

         BUILDING LEASE. In September 1999, the Company agreed to lease, beginning November 1999, from the Company's then current landlord, a new building containing approximately 58,000 square feet. Under the terms of the lease agreement, the Company was relieved from all obligations under its pre-existing lease agreement with the landlord on the earlier of December 1, 2000, or the date upon which an assignment of the former leased premises lease agreement became effective. The term under the new lease agreement is for 86 months with one (1) option to extend for a five-year period. The new lease agreement provides for no rent for the first seven (7) months of the lease. Base monthly rent during months eight (8) through twenty-six (26) shall be $42,968, and during months twenty-seven (27) through eighty-six (86), base monthly rent shall be $42,968 per month plus an annual Consumer Price Index increase not to exceed 3% per annum. The other material terms of the lease agreement are substantially similar to those of the Company's pre-existing lease agreement. The Company expects the new facility to be adequate for its facility requirements for the foreseeable future. The Company also leases four office locations in Idaho, Washington, Mississippi and Michigan. The monthly rent attributed for these locations is $1,200, $1,245, $1,200 and $1,200 respectively. Rent expense was $601,326 and $559,376 for the years ended December 31, 2001 and 2000, respectively.

         The Company also leases certain office equipment under non-cancelable operating leases having monthly rentals of $6,474.

         Future minimum rentals, including escalation provisions, under the leases are as follows:

         2002                    $573,262
         2003                    $551,870
         2004                    $515,616
         2005                    $515,616
         2006                    $515,616
         Thereafter              $558,584

         The Company has granted joint exclusive licenses to two entities for marketing rights to one of its products which provide for royalty payments to the Company of $0.04 and $0.075 per unit sold. Amounts paid pursuant to the licenses have not been material.

NOTE 11. SUPPLEMENTAL STATEMENT OF OPERATIONS INFORMATION

         During the years ended December 31, 2001 and 2000, the Company incurred $3,768,560 and $3,617,319 of general and administrative expenses respectively, the components of which are as follows:

                                               2001                2000

      Salaries and related costs              1,298,930           1,377,808
      Consulting services                        49,465              25,421
      Advertising / Marketing                    43,742              87,354
      Travel / Entertainment                    411,833             370,770
      Gaming Industry shows                      43,117             420,698
      Rent                                      524,120             354,020
      Legal Expense                             239,214             147,029
      Depreciation & amortization               374,998             252,553
      Telephone                                  90,863                   -
      Printing                                   17,449               5,334
      Bad Debt                                   17,134             321,059
      Supplies                                  200,405                   -
      Repairs & maintenance                     101,860                   -
      Insurance                                 114,098              45,442
      Sales Tax                                  14,048              97,767
      Other Expenses                            227,284             112,064
                                          ==============      ==============

                                             $3,768,560          $3,617,319


NOTE 12. SUBSEQUENT EVENTS

         On February 21, 2001, the Company's Board of Directors authorized a private placement of $4,999,995 of convertible notes on February 21, 2002. The convertible debentures accrue interest at 9.5% per annum, mature one year from the date of issuance (where the holder has the discretion to extend maturity date for up to four one-year periods) and are convertible into shares of the Company's common stock one year after issuance at a rate of $.35 per share. The $4,999,995 of convertible notes are convertible into a maximum of 14,285,700 shares of the Company's common stock. In addition, for each convertible note of $49,999.95, the Company will issue a warrant to purchase 12,500 shares of the Company's common stock with an exercise price of $0.35. The Company has not yet placed any convertible notes pursuant to this private placement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information regarding the Company's current executive officers and directors.


         NAME                AGE                                    POSITION
----------------------     --------      ---------------------------------------------------------------
Steven J. Blad               50          Chief Executive Officer, President, Director & Treasurer
James E. Crabbe              56          Chairman of the Board
Eric S. Huson                32          Director
Ronald O. Keil               69          Director
Bob L. Smith                 64          Vice-Chairman of the Board


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

         JAMES E. CRABBE became a member and Vice-Chairman of the Board on May 25, 2000 and was elected Chairman of the Board on August 16, 2001. Since 1980, and until November, 2000, Mr. Crabbe has been the President of the Crabbe Huson Group, Inc., an investment management company in Portland, Oregon. Mr. Crabbe was granted a Series 63 Securities Dealer License in 1989 and earned a bachelor's degree from the University of Oregon in 1967.

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

         BOB L. SMITH joined the Board in May 1998 and has served as Chairman of the Board from April 29, 1999 until August 16, 2001, when he became Vice-Chairman of the Board. Mr. Smith also serves as Chairman of the Board and Chief Executive Officer of VIP's Industries, Inc., a company co-founded by Mr. Smith in 1968 that oversees restaurant, hotel and real estate development in five Western states. In 1966, he founded the Bob L. Smith Real Estate Company, and was also Real Estate Analyst and Marketing supervisor with the American Oil Company. Mr. Smith serves on the Board of Directors of Centennial Bank and Regency of Oregon (formerly Blue Cross and Blue Shield of Oregon), and previously served on the Board of Directors of the Crabbe-Huson Funds, Inc., an investment management company, and Flying J. Inc., an integrated oil company. Mr. Smith received a bachelor's degree in Business Administration from the University of Oregon in 1962.

         The following section sets forth information regarding the key employees of the Company.


          NAME                     AGE                        POSITION
--------------------------     ------------      ----------------------------------------
Stacie L. Brown                    31            Corporate Counsel
Robert G. Pietrosanto              40            President of Casinovations, Inc.
D. Dean Barnett                    44            Vice President Sales
Kenneth R. Dickinson               46            Vice President SecureDrop(TM)Systems
William B. Roquemore               47            Vice President Manufacturing and Service
Joseph D. Corradino                52            Director of Shuffler Sales


*THE COMPANY'S CONTROLLER, DONALD CUNNINGHAM, IS HANDLING THE RESPONSIBILITY FOR THE COMPANY'S FINANCIAL AFFAIRS UNDER THE DIRECTION OF THE CEO.

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

     COMPOSITION OF THE BOARD

         The Board presently consists of five persons. Directors are to serve until their successors are elected and have qualified. The Company's Bylaws provide for a Board consisting of one to ten persons. Effective February 1, 2001, the Company reconfigured the Board through an amendment to its Bylaws, which removed the classification of the Company's Board of Directors.

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

     MEETINGS OF THE BOARD

         The Board generally meets quarterly, and in the year ended December 31, 2001, the Board held five meetings. A majority of the directors attended at least 75% of the meetings held.

     STOCK OPTION PLANS

         1999 STOCK OPTION PLAN

         The Company's 1999 Stock Option Plan (the "1999 Plan") was adopted by the board on January 5, 1999, and approved by the stockholders on March 29, 1999. The 1999 Plan provides the Company with the vehicle to grant to employees, officers and consultants stock options and bonuses in the form of stock and options. Under the 1999 Plan, the Company can grant awards for the purchase of up to 500,000 shares of the Company's common stock in the aggregate, including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. To date, the Company has issued options to purchase 687,750 shares of common stock under the 1999 Plan, 232,900 of which have reverted back to the 1999 Plan, and 454,850 of which are outstanding. The Company's executive committee has authority to determine the persons to whom awards will be granted, the nature of the awards, the number of shares to be covered by each grant, the terms of the grant and with respect to options, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise and the time, manner and form of payment upon exercise of an option.

         DIRECTORS' STOCK OPTION PLAN

         The Company's Directors' Stock Option Plan (the "Directors' Plan") was adopted by the board on December 13, 1999, and approved by the stockholders on July 14, 2000. The Directors' Plan provides the Company with the vehicle to grant to directors stock options and bonuses in the form of stock and options. Under the Directors' Plan, the Company can grant awards for the purchase of up to 100,000 shares of the Company's common stock in the aggregate, including "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986 and non-qualified stock options. To date, the Company has issued options to purchase 28,000 shares of common stock under the Directors' Plan, of which 26,000 remain outstanding and 2,000 have been cancelled. The Directors' Plan committee, comprised of Messrs. Crabbe and Smith, has authority to determine the number of shares to be covered by each grant, the terms of the grant and with respect to options, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise and the time, manner and form of payment upon exercise of an option.

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

         To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2001, all Reporting Persons complied with all applicable filing requirements, with the following exceptions: (i) James E. Crabbe filed a late Form 4 for the month of March, 2001 on September 7, 2001; (ii) Eric Huson filed a late Form 4 for the month of March, 2001 on September 7, 2001; (iii) Yvonne Huson filed a late Form 4 for the month of March, 2001 on September 7, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth compensation received by the Company's executive officers who received total compensation for the year ended December 31, 2001 that exceeded $100,000.

                                     SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------------------
                                                        Annual Compensation                         Long Term Compensation
                                                                                            -------------------------------------
                                                                                                      Awards            Payouts
                                                                                            -------------------------------------
                                                                              Other         Restricted     Securities
                                                                              Annual          Stock       Underlying        LTIP
                                                      Salary     Bonus     Compensation      Award(s)    Options/ SARs    Payouts
Name and Principal Position                  Year      ($)        ($)         ($)              ($)           (#)           ($)
---------------------------------------------------------------------------------------------------------------------------------
Steven J. Blad,                              2001     282,000      -0-         -0-              -0-        2,425,000        -0-
    Chief Executive Officer,                 2000     280,888      -0-         -0-              -0-         100,000         -0-
    President, Director and Treasurer        1999     218,363      -0-         -0-              -0-           600           -0-
Stacie L. Brown, Secretary                   2001     101,547      -0-         -0-              -0-          91,000         -0-
---------------------------------------------------------------------------------------------------------------------------------

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

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding grants of stock options during the fiscal year ended December 31, 2001 made to the named executive officers. There are no stock appreciation rights.

                                                                 Individual Grants
                        ----------------------------- ----------------------------- ---------------- -----------------------
                            Number of Securities            Percent of Total          Exercise or
                          Underlying Options/ SARs      Options/SARs Granted to       Base Price
      Name                      Granted (#)             Employees in Fiscal Year       ($/Share)         Expiration Date
----------------------- ----------------------------- ----------------------------- ---------------- -----------------------
Steven J. Blad                    100,000                         3.0%                   $2.50          January 1, 2006
Steven J. Blad                    325,000                         9.8%                   $1.50          January 31, 2006
Steven J. Blad                    670,000                        20.2%                   $0.35         November 20, 2006
Steven J. Blad                    665,000                        20.0%                   $0.35         November 20, 2007
Steven J. Blad                    665,000                        20.0%                   $0.35         November 20, 2008
Stacie L. Brown                    35,000                         1.1%                   $2.60           July 20, 2006
Stacie L. Brown                    36,000                         1.1%                   $0.35           July 20, 2006
----------------------- ----------------------------- ----------------------------- ---------------- -----------------------
        Total                    2,496,000                       75.2%

         The shares of common stock underlying the options granted to the Company's executive officers represented approximately 75.2% of the total number of options granted to the Company's employees. The total number of options granted by the Company for the year ended December 31, 2001 was 3,319,750.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

         In the fiscal year ended December 31, 2001, the Company's named executive officers did not exercise any stock options. The following table sets forth information related to the fiscal year-end value of unexercised stock options held by the Company's named executive officers. Although the Company's common stock is not traded on an exchange or quoted on an electronic medium, the Company has recently sold shares of the Company's common stock at a rate of $.35 per share.

                                    Number of securities underlying                      Value of unexercised
                                  unexercised options/SARs at fiscal                 in-the-money options/SARs at
                                               year-end                                    fiscal year-end
                             ---------------------- -----------------------    --------------------- -------------------
          Name                    Exercisable           Unexercisable              Exercisable         Unexercisable
-------------------------    ---------------------- -----------------------    --------------------- -------------------
Steven J. Blad                        55,000                       0                       $0               N/A
Steven J. Blad                     1,495,000                       0                       $0               N/A
Steven J. Blad                             0               1,330,000                      N/A                $0
-------------------------    ---------------------- -----------------------    --------------------- -------------------
         Total                     1,550,000               1,330,000                       $0               N/A
-------------------------    ---------------------- -----------------------    --------------------- -------------------
Stacie L. Brown                       91,000                       0                       $0               N/A
Stacie L. Brown                            0                  74,000                      N/A                $0
-------------------------    ---------------------- -----------------------    --------------------- -------------------
         Total                        91,000                  74,000                      $ 0               N/A

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

         As the Company's named executive officers did not receive any stock options under a long-term incentive plan during the fiscal year ended December 31, 2001, a table reflecting the same has been intentionally omitted.

     EMPLOYMENT AGREEMENTS

         In August 1999, the Company entered into a new agreement with Steven J. Blad with an effective date of January 1, 2000 and a term of three years. Pursuant to the employment agreement, Mr. Blad shall receive a monthly base salary of $23,500 and 400,000 stock option rights with an exercise price of $2.50. With respect to the vesting of the options, 100,000 stock options vested as of the effective date of the employment agreement with the balance to vest over a three-year period thereafter as long as Mr. Blad remains employed as the Company's President and Chief Executive Officer and satisfies certain performance goals to be established by the Board. As with the prior employment agreement with Mr. Blad, the present employment agreement contains provisions with respect to confidentiality and non-competition. The Company recorded compensation expense related to the options granted for the excess of the fair value of the underlying common stock at the grant date ($2.60 per share) over the exercise price of $2.50 per share during January 2000. In November 2001, the Company entered into a First Amendment to Employment Agreement, which extended the term of the employment agreement of Mr. Blad through December 31, 2004. The First Amendment provides that 2,000,000 options (exercisable at a price of $.35 per share) be granted upon the effective date of the First Amendment. Of the 2,000,000 options, 670,000 options were vested as of the effective date of the First Amendment, 665,000 options will vest on the first anniversary of the First Amendment, and another 665,000 options will vest on the second anniversary of the First Amendment.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's common stock as of March 13, 2002 by: (i) its executive officers and its directors, individually; (ii) its executive officers and directors, as a group; and (iii) all persons who beneficially owned more than 5% of the outstanding shares of the Company's common stock. The beneficial ownership is calculated based on 38,129,072 shares of our common stock outstanding as of March 13, 2002. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.

         Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power, or shares voting and investment power with his or her spouse, with respect to all shares of capital stock listed as owned by such person. Shares issuable upon the exercise of options, warrants or other securities convertible into the Company's common stock that are currently exercisable or become exercisable within sixty days of March 13, 2002 are considered outstanding for the purpose of calculating the percentage of outstanding shares of our common stock held by the individual, but not for the purpose of calculating the percentage of outstanding shares of our common stock held by another individual. Unless otherwise indicated, the address of the following stockholders is c/o VendingData Corporation, 6830 Spencer Street, Las Vegas, Nevada 89119.

                                           NUMBER OF SHARES    PERCENTAGE OF SHARES
NAME OF EXECUTIVE OFFICERS AND DIRECTORS   BENEFICIALLY OWNED  BENEFICIALLY OWNED
------------------------------------------ ------------------- ---------------------
Steven J. Blad(1)                               1,726,316.0             4.35%
Stacie L. Brown(2)                                 91,000.0             0.23%
James E. Crabbe(3)                             28,811,493.0            73.48%
Eric S. Huson(4)                                  135,461               3.54%
Ronald O. Keil(5)                                 625,116.0             1.63%
Bob L. Smith(6)                                 1,925,139.0             5.03%
                                           ------------------- ---------------------
Executive officers and directors as a          33,314,525              83.90%
  group (6 persons)


         (1) Reflects 175,100 shares of common stock owned by Mr. Blad; 1,216 shares of common stock owned by Joanna Blad (spouse); and options to purchase 1,550,000 shares of common stock.
         (2) Reflects options to purchase 91,000 shares of common stock.
         (3) Reflects 22,870,328 shares of common stock owned by the James E. Crabbe Revocable Trust; 4,862,243 shares of common stock owned by certain individuals for which Mr. Crabbe possesses the voting power; 826,922 shares of common stock issuable upon conversion of certain outstanding convertible debentures; 250,000 shares of common stock issuable upon the exercise of certain warrants; and options to purchase 2,000 shares of common stock.
         (4) Reflects 70,000 shares of common stock owned by Tower Rock Partners, LLC, an entity in which Mr. Huson holds an interest; 38,461 shares of common stock issuable upon the conversion of an outstanding convertible debenture; 25,000 shares of common stock issuable upon the exercise of certain warrants; and options to purchase 2,000 shares of common stock. Does not reflect 2,382,563.5 shares of common stock owned by the Richard S. Huson Marital Trust U/T/A dated 9/4/98 for which Mr. Huson is a beneficiary and the voting power over which is held by Mr. Crabbe.
         (5) Reflects 567,786 shares of common stock owned by Mr. Keil; 28,330 shares of common stock owned by Susan Keil (spouse); 25,000 shares of common stock issuable upon the exercise of certain warrants; and options to purchase 4,000 shares of common stock.
         (6) Reflects 820,051 shares of common stock owned by Mr. Smith; 995,088 shares of common stock owned by VIP's Industries, Inc., an entity controlled by Mr. Smith; 1,000 shares of common stock owned jointly with Christina Smith (daughter); 50,000 shares of common stock issuable upon the exercise of certain warrants; and options to purchase 59,000 shares of common stock.

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


            NAME                     AMOUNT           WARRANTS               MATURITY                CONVERTIBILITY
------------------------------    --------------    --------------     ----------------------    -----------------------
The James E. Crabbe                $1,000,000          250,000             May 30, 2002               May 30, 2001
    Revocable Trust

VIP's Industries, Inc.              $200,000           50,000              May 31, 2002               May 31, 2001

Eric Huson                          $100,000           25,000              June 1, 2002               June 1, 2001

The Huson Trust                     $150,000           37,500              June 9, 2002               June 9, 2001

Richard S. Jaslow                   $100,000           25,000              July 20, 2002             July 20, 2001

Richard S. Jaslow                   $100,000           25,000             August 18, 2002           August 18, 2001

Ronald O. Keil                      $100,000           25,000           September 28, 2002         September 28, 2001

Richard S. Jaslow                    $50,000           12,500            November 10, 2002         November 10, 2001
------------------------------    --------------    --------------
            TOTAL                  $1,800,000          450,000

         The $200,000 in convertible notes purchased by and the warrants to purchase 50,000 shares of the Company's common stock issued to VIP's Industries, Inc., an entity controlled by the Chairman of the Board, were in exchange for the cancellation of a prior convertible note dated March 22, 2000 in the original principal amount of $200,000.

         On February 21, 2002, the Company's board of directors authorized a private placement of $4,999,995 of convertible notes. For additional information, see "Item 1. Business - Recent Developments."

         STOCKHOLDER RIGHTS OFFERING. On June 14, 2001, the Company's board of directors declared a distribution of rights to purchase shares of common stock to stockholders of record as of June 15, 2001, or the record date, and holders of vested options and warrants and convertible notes that possess anti-dilution rights as of the record date. Through this rights offering, the Company offered an aggregate of 26,869,770 shares of common stock upon the exercise of these rights by rightsholders.

         On August 13, 2001, and September 24, 2001, all rights that the Company issued to non-California and California residents, respectively, for the purchase of the Company's $.001 par value common stock through the Company's Registration Statement on Form S-3 (File No. 333-64012), as declared effective on July 13, 2001, expired. As of September 24, 2001, rightsholders had purchased a total of 8,566,584 shares of common stock. Rightsholders applied a total of $1,891,631.40 in amounts payable under short-term notes or bridge loans toward the purchase price of the rights shares, and the Company received a total of $1,106,672.80 in cash proceeds from the exercise of the rights.

         On August 14, 2001, the Company's standby purchaser, James E. Crabbe, a director and the Company's controlling stockholder, purchased 16,409,068 shares of common stock. Mr. Crabbe applied $850,000 in short-term notes and $2,504,000 in bridge loans toward the purchase of these shares and tendered the remaining amount of the purchase price, $2,389,174.00, in cash. On October 5, 2001, as standby purchaser, Mr. Crabbe purchased 1,894,118 shares of common stock and tendered the purchase price for these shares, $662,941.30, in cash.

         As of October 5, 2001, rights for the purchase of all 26,869,770 shares offered in the rights offering had been purchased.

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

         (b)      Reports on Form 8-K.
                  -------------------

         On September 11, 2001, the Company filed a Current Report on Form 8-K dated September 7, 2001 to report the resignation of Dr. Richard S. Jaslow from the Company's board of directors due to other time commitments of Dr. Jaslow.

         On October 9, 2001, the Company filed a Current Report on Form 8-K dated September 24, 2001 to report the closing of the Company's rights offering for 26,869,770 shares of the Company's common stock.

         On December 21, 2001, the Company filed a Current Report on Form 8-K to report the results of the Company's annual meeting of stockholders. At such meeting, the Company's stockholders elected Steven J. Blad and Ronald O. Keil to the Company's board of directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VENDINGDATA CORPORATION


                                  By:   /s/ Steven J. Blad
                                        ----------------------------------------
                                        Steven J. Blad, Chief Executive Officer,
                                          President, Treasurer  and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                                         TITLE                                   DATE

 /s/ Steven J. Blad                 Chief Executive Officer, President, Treasurer and             March 26, 002
---------------------------------   Director (Principal Executive Officer and Acting
Steven J. Blad                      Principal Financial Officer)


 /s/ James E. Crabbe                Chairman of the Board                                         March 26, 2002
---------------------------------
James E. Crabbe


 /s/ Eric S. Huson                  Director                                                      March 26, 2002
---------------------------------
Eric S. Huson


 /s/ Ronald O. Keil                 Director                                                      March 26, 2002
---------------------------------
Ronald O. Keil


 /s/ Bob L. Smith                   Director                                                      March 25, 2002
---------------------------------
Bob L. Smith


                                  EXHIBIT INDEX
                                  -------------

Exhibit
 Number                     Exhibit Description                           Page
 ------                     -------------------                           ----

2.1      Agreement and Plan of Merger dated as of March 6, 1999, by and      --
         between the Company and Casinovations Nevada Incorporated, incorporated by reference from the Company's Annual Report on Form 10-KSB filed on March 26, 1999.

3.1      Amended and Restated Articles of Incorporation dated July 24,       --
         2000, incorporated by reference from Form 8-K filed on July
         28, 2000, Exhibit 10.1.

3.2      Amended and Restated Bylaws of VendingData Corporation dated        --
         June 19, 2001, incorporated by reference from Form 8-K filed on July 28, 2000, Exhibit 10.2.

3.3      Amended and Restated Bylaws of VendingData Corporation,             --
         incorporated by reference from Form 8-K filed on February 7, 2001, Exhibit 10.1.

4.1      Specimen certificate for Common Stock, incorporated by              --
         reference from Form SB-2 filed on July 16, 1997.

4.2      VendingData Corporation 1999 Stock Option Plan, incorporated        --
         by reference from the Company's Annual Report on Form 10-KSB filed on March 26, 1999.

4.3      Form of 9.5% Convertible Note Due 2004, incorporated by             --
         reference from the Company's Quarterly Report on Form 10-QSB filed on May 17, 1999.

4.4      Form of Warrant Associated with 9.5% Convertible Note Due           --
         2004, incorporated by reference from the Company's Quarterly
         Report on Form 10-QSB filed on May 17, 1999.

10.1     Consulting Agreement of Gametek and Steven J. Blad dated            --
         February 1, 1997, incorporated by reference from Form SB-2 filed on July 16, 1997.

10.2     License Agreement with The United States Playing Card Company       --
         dated March 16, 1995, incorporated by reference from Form SB-2 filed on July 16, 1997.

10.3     Exclusive License Agreement with Technology Development             --
         Center, LLC, incorporated by reference from Amendment No. 2 to Form SB-2 filed on November 12, 1997.

10.4     Employment Agreement of Steven J. Blad dated June 1, 1998,          --
         incorporated by reference to Post-Effective Amendment No.1 on Form SB-2/A filed on June 5, 1998.

10.5     Lease Agreement dated August 19, 1999, by and between the           --
         Company and Spencer Airport Center, LLC for 6830 Spencer incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on November 15, 1999.

10.6     Shareholder Agreement dated December 14, 1998, by and between       --
         VendingData Corporation and Richard Huson, Bob Smith and Ron
         Keil, incorporated by reference from the Company's Annual
         Report on Form 10-KSB filed on March 26, 1999.

10.7     Agreement dated March 24, 1999, by and between VendingData          --
         Corporation and Dominion Income Management, incorporated by reference from the Company's Annual Report on Form 10-KSB filed on March 26, 1999.

10.8     First Security Bank of Nevada Master Equipment Lease                --
         Agreement, incorporated by reference from the Company's
         Quarterly Report on Form 10-QSB filed on August 13, 1999.

Exhibit
 Number                     Exhibit Description                           Page
 ------                     -------------------                           ----

10.9     VendingData Corporation 1999 Directors' Stock Option Plan,          --
         incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on November 15, 1999.

10.10    Durable Power of Attorney Granting Voting Rights of the             --
         Company's Common Stock, incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on November
         15, 1999.

10.11    Wild Hold `em Fold `em Settlement Agreement dated February 18,      --
         2000, incorporated by reference from the Company's Current
         Report on Form 8-K filed on March 16, 2000.

10.12    Bonus Blackjack Settlement Agreement dated February 18, 2000,       --
         incorporated by reference from the Company's Current Report on Form 8-K filed on March 16, 2000.

10.13    Employment Agreement of Steven J. Blad dated August 10, 1999,       --
         incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on August 13, 1999.

10.14    Agreement by and between the Company and Josephthal & Co. Inc.      --
         dated December 14, 2000.

10.15 Stand-By Credit Agreement by and between the Company and Josephthal & Co. Inc. dated as of February 6, 2001.

10.16    Form of Promissory Note, attached as an exhibit to the              --
         Stand-By Credit Agreement by and between the Company and Josephthal & Co. Inc. dated as of February 6, 2001.

10.17    Form of Warrant, attached as an exhibit to the Stand-By Credit      --
         Agreement by and between the Company and Josephthal & Co. Inc.
         dated as of February 6, 2001.

10.18    Security Agreement by and between the Company and Josephthal &      --
         Co. Inc. dated as of February 6, 2001.

21.1     Subsidiaries of Registrant.                                         64

23.1     Consent of James E. Scheifley & Associates, P.C.                    65

23.2     First Amendment to Employment Agreement of Steven J. Blad           66

23.3     Standby Purchase Agreement                                          67