Form 10QSB
period 2002-03-31
VENDINGDATA CORP
filed 2002-05-15
CIK 1004673

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:      March 31, 2002
                                          --------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from:                    to
                                          ----------------      ----------------

Commission file number:              000-25855
                        --------------------------------------------------------

                             VendingData Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                 Nevada                                  91-1696010
-----------------------------------------    -----------------------------------
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

         YES              NO
                --------      --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



    38,129,072 shares of common stock, $.001 par value, as of April 30, 2002
--------------------------------------------------------------------------------

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


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                     VENDINGDATA CORPORATION
                                          BALANCE SHEET

                                                                 March 31,      December 31,
                                                                   2002            2001
                                                               -------------   -------------
                                       ASSETS                   (UNAUDITED)
Current assets:
   Cash and cash equivalents                                   $     83,186    $    866,998
   Accounts receivable, trade                                       835,865         159,065
   Other receivables                                                 20,781          40,438
   Inventories                                                    1,468,271       1,514,073
   Prepaid expenses                                                 182,127         271,933
                                                               -------------   -------------
     Total current assets                                         2,590,229       2,852,507

Property and equipment, including revenue
   producing equipment, at cost, net of
   accumulated depreciation of                                 $  2,172,579
   and $2,081,582, respectively                                   1,839,295       2,150,291

Intangible assets, at cost, net of
   accumulated amortization of $151,351 and
   $131,606, respectively                                           389,728         403,078
Other Assets                                                        529,862          34,862
Deferred interest                                                   517,627         542,790
Deposits                                                            728,642         705,980
                                                               -------------   -------------
                                                               $  6,595,382    $  6,689,508
                                                               =============   =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of leases payable                              2,951,448       2,721,607
   Accounts payable                                                 833,126         566,427
   Accrued expenses                                                 765,490         441,538
   Accrued wages                                                    122,733         221,718
   Accrued interest                                                 416,180         338,457
   Shareholder loans - due currently                              1,415,391         620,791
   Customer deposits                                                625,167         882,573
                                                               -------------   -------------
     Total current liabilities                                    7,129,535       5,793,111

Leases payable - non-current                                      1,837,962       2,127,186
Convertible debt                                                  2,603,077       2,603,077
Stockholder loans - non-current                                      16,000          16,000
                                                               -------------   -------------
     Total liabilities                                           11,586,574      10,539,374

Stockholders' equity:
   Common stock, $.001 par value,
     80,000,000 shares authorized, 38,129,072
     shares and 38,129,072 shares issued and
     outstanding, respectively                                       38,129          38,129
   Additional paid-in capital                                    26,689,477      26,689,477
   Deficit accumulated during development stage                 (31,718,799)    (30,577,472)
                                                               -------------   -------------
     Total stockholders' equity                                  (4,991,193)     (3,849,866)
                                                               -------------   -------------
                                                               $  6,595,382    $  6,689,508
                                                               =============   =============

                    See accompanying notes to unaudited financial statements.

                             VENDINGDATA CORPORATION
                             STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



                                                  Three Months Ended March 31,
                                                      2002              2001
                                                 -------------     -------------

Sales                                            $  1,023,163           612,780
Rental income                                         354,627           292,017
Other income                                            5,722                 -
                                                 -------------     -------------
                                                    1,383,512           904,797

Cost of sales                                       1,105,082         1,149,693
                                                 -------------     -------------
Gross margin                                          278,430          (244,896)

Selling, general and administrative                   669,033           717,455
Research and development                              373,221           238,342
                                                 -------------     -------------
(Loss) from operations                               (763,824)       (1,200,693)

Interest expense, net                                 291,250           302,031
Interest expense - related parties                     85,557           131,749
                                                 -------------     -------------
      Total interest expense net                      376,807           433,780
                                                 -------------     -------------
(Loss) before income taxes                         (1,140,631)       (1,634,473)
Provision for income taxes                                696                14
                                                 -------------     -------------
Net income (loss)                                $ (1,141,327)     $ (1,634,487)
                                                 =============     =============

Basic earnings (loss) per share                  $      (0.03)     $      (0.15)
                                                 =============     =============

Weighted average shares outstanding                38,129,072        11,079,801
                                                 =============     =============


                                 VENDINGDATA CORPORATION
                                 STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                       (UNAUDITED)
                                                               Three Months Ended
                                                        -------------------------------
                                                        March 31, 2002   March 31, 2001
                                                        --------------   --------------

Net (loss)                                              $  (1,141,327)   $  (1,634,487)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                            205,545          189,466
     Amortization of deferred interest                        100,113           73,918
   Changes in assets and liabilities:
     (Increase) decrease in trade accounts receivable        (676,800)          87,220
     (Increase) decrease in other receivables                  19,657           11,841
     (Increase) decrease in inventory                          45,802         (577,642)
     (Increase) decrease in prepaid expenses                   89,806           20,450
     (Increase) decrease in other assets                     (495,000)               -
     Increase (decrease) in accounts payable                  266,699          217,486
     Increase (decrease) in accrued expenses                 (197,742)          52,625
     Increase (decrease) in customer deposits                (257,406)          90,290
     Increase (decrease) in deferred charges                  500,432          (28,309)
                                                        --------------   --------------
       Total adjustments                                     (398,893)         137,346
                                                        --------------   --------------

Net cash (used in) operating activities                    (1,540,220)      (1,497,141)
                                                        --------------   --------------

Cash flows from investing activities:
   Acquisition of plant and equipment                               -         (106,516)
   Equipment produced and held for rental                     118,802                2
   Increase in patents and trademarks                               -           (8,383)
   Deposits                                                   (22,662)         (37,662)
                                                        --------------   --------------
Net cash (used in) investing activities                        96,140         (152,559)
                                                        --------------   --------------

Cash flows from financing activities:
   Common stock sold for cash                                       -          585,000
   Proceeds from stockholder loans                          1,000,000        1,559,358
   Repayment of stockholder loans                            (205,399)               -
   Proceeds from leases payable                               499,661          386,346
   Repayment of leases payable                               (633,993)        (432,529)
   Proceeds from convertible debentures                             -                -
   Proceeds from notes payable                                      -                -
   Repayment of notes payable                                       -         (759,358)
                                                        --------------   --------------

Net cash provided by financing activities                     660,268        1,338,817
                                                        --------------   --------------

Increase (decrease) in cash                                  (783,812)        (310,883)
Cash and cash equivalents, beginning of period                866,998          432,070
                                                        --------------   --------------
   Cash and cash equivalents, end of period             $      83,186    $     121,187
                                                        ==============   ==============


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001, as included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 1, 2002.

Certain reclassifications have been made to amounts presented in prior periods for comparability to the current period presentation.

Basic loss per share was computed using the weighted average number of common shares outstanding.

NOTE 2 - STATEMENT REGARDING COMPUTATION OF LOSS PER SHARE.

Fully diluted loss per share excludes any dilutive effects of options, warrants and convertible securities. Fully diluted loss per share is not presented because the effect would be anti-dilutive, thereby decreasing the loss per share of common stock.

NOTE 3 - NOTES PAYABLE.

For the three months ended March 31, 2002, the Company borrowed $1,000,000 from a member of the Board of Directors. The notes memorializing the loans bear an interest rate of 9.5% per annum, mature on demand thirty (30) days after the date of the notes and are unsecured. The proceeds from these notes were used for general working capital purposes.

NOTE 4 - EQUIPMENT FINANCING.

For the three months ended March 31, 2002, the Company received proceeds of $499,661 from a third-party leasing company. The leases have a mandatory buyout and terms of 36 months.

NOTE 5 - OTHER ASSETS.

Effective February 26, 2002, the Company transferred, on terms and conditions to be mutually agreed upon, one hundred (100) units of its shuffling machines, at a price of $4,950 per unit, to Casinovations Sales Incorporated for the conduct of business in Mississippi.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATEMENT ON FORWARD-LOOKING INFORMATION

         Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, such as statements relating to plans for future expansion, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to liquidity requirements for the Company, the continued growth of the gaming industry, the success of the Company's product-development activities, vigorous competition in the gaming industry, dependence on existing management, gaming regulations (including actions affecting licensing), leverage and debt service (including sensitivity to fluctuations in interest rates), resolution of the Company's ongoing legal proceedings, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws.

OVERVIEW

         The Company is headquartered in Las Vegas, Nevada, and develops, manufactures and distributes products that increase security, productivity and profitability for the gaming industry. The company's principal products include the SecureDrop(TM) Slot Accounting System (the "SecureDrop(TM) System"), an electronically identified coin collection and accounting system for gaming machines, a bill canister tracking system for gaming machines. In addition, the Company offers two computer-based card shuffling devices, the Random Ejection Shuffler(TM) (the "Shuffler") and the Continuous Random Ejection Shuffler(TM) (the "Continuous Shuffler"). The Company is developing advancements for its present product line as well as additional technology for the expansion of its products to the vending and amusement industries.

         As of March 31, 2002, the Company had placed 359 of the Shufflers and 46 of the Continuous Shufflers under rental contracts. In addition, the Company has to date sold 126 Shufflers and 6 Continuous Shufflers. The Company maintains parts inventories required to build additional shufflers. As for the SecureDrop(TM) System, the Company has 6056 Hard Count units installed and is currently completing the installation of an additional 3169 units of the Hard Count Module and the first installation of the Soft Count Module, which consists of 3169 units.

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

RESULTS OF OPERATIONS

         The following discussion summarizes the Company's results of operations for the three months ended March 31, 2002 and 2001, and the Company's liquidity and capital resources.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         REVENUES. For the three months ended March 31, 2002, the Company generated total revenues of $1,383,512 compared to $904,797 for the three months ended March 31, 2001. The revenues for the three months ended March 31, 2002, consisted of Shuffler rentals of $354,627, SecureDrop(TM) sales of $1,023,163 and other income of $5,722. The increase of $478,715, or 53%, in revenues from the three months ended March 31, 2001, to the three months ended March 31, 2002, resulted primarily from the increase of $410,383 in SecureDrop(TM) sales over the same period. The Company believes revenue will increase through additional SecureDrop(TM) sales, as the SecureDrop(TM) Soft Count module gains additional regulatory approvals and customer acceptance and through placements of additional Shufflers in newly opened territories, such as Wisconsin, and in prospective territories to be opened, such as Louisiana and Indiana.

         COST OF SALES. For the three months ended March 31, 2002, the cost of sales was $1,105,082 compared to $1,149,693 for the three months ended March 31, 2001, a decrease of $44,611, or 4%. The cost of sales for the three months ended March 31, 2002, consisted of approximately $599,027 for the Company's SecureDrop(TM) products, $120,368 for depreciation expense associated with the Shufflers held for rental, $213,069 for costs related to servicing the Shufflers held for rental, and $172,618 for labor and other manufacturing costs. The 4% decrease in cost of sales coupled with the 53% increase in revenues is the result of more efficient operations of the manufacturing and service areas.

         GROSS MARGIN. For the three months ended March 31, 2002, the gross margin was $278,430 compared to $(244,896) for the three months ended March 31, 2001, an increase of $523,326. As a result, the gross margin percentage on revenues for the three months ended March 31, 2002 was 20% compared to (27)% for the three months ended March 31, 2001. The increase in gross margin and in gross margin percentage resulted primarily from the increase in revenues coupled with the reduction in cost of sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 2002, selling, general and administrative expenses decreased approximately $48,422, or approximately 7%, to $669,033, compared to $717,455 for the three months ended March 31, 2001. For the three months ended March 31, 2002, selling, general and administrative expenses included: salaries and related costs of $272,772; advertising and marketing services of $55,947; travel and entertainment costs of $94,797; printing and office expenses of $16,584; depreciation and amortization of $51,105; office rent and utilities of $84,009; professional fees of $43,638; bad debt accrual of $10,500 and $39,681 in other miscellaneous expenses.

         RESEARCH AND DEVELOPMENT. For the three months ended March 31, 2002, research and development expenses increased $134,879, or approximately 57%, to $373,221, compared to $238,342 for the three months ended March 31, 2001. The increase is due to increased expenditures for the refinement of the SecureDrop(TM) Soft Count Cart and development of the Company's specialty shuffler.

         INTEREST EXPENSE, NET. For the three months ended March 31, 2002, the Company incurred interest expenses, net of interest income, of $376,807 compared to $433,780 for the three months ended March 31, 2001, a decrease of $56,973, or 13%. This decrease was attributable to the conversion of interest bearing debt into equity during the Company's stockholder rights offering in the third quarter of 2001.

         NET INCOME (LOSS). For the three months ended March 31, 2002, the Company had a net loss of $1,141,327 compared to a net loss of $1,634,487 for the three months ended March 31, 2002, a decrease of $493,160. The decrease in net loss was primarily due to the increases in SecureDrop(TM) sales and rental income and the decreases in cost of sales, selling, general, administrative expenses and interest expenses, offset, in part, by an increase in research and development expenses. Basic loss per share was $0.03, based on 38,129,072 weighted average shares outstanding, for the three months ended March 31, 2002, compared to $0.15, based on 11,079,801 weighted shares outstanding, for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. The Company has generated cash flow deficits from operations, including cash used in operating activities of $1,540,220 and $1,497,141 in the three months ended March 31, 2002 and 2001, respectively. Consequently, the Company has been substantially dependent on cash from financing activities to fund development and operating activities, including cash from financing activities of $660,268 and $1,338,817 in the three months ended March 31, 2002 and 2001, respectively. The primary source of cash remains loans from a director-controlling stockholder, which totaled $1,000,000 in the three months ended March 31, 2002 and was offset by repayments of $205,399 and net payments on leases of $134,332 in the three months ended March 31, 2002. Unless alternative sources of cash are located, the Company is substantially dependent upon loans from its director-controlling stockholder and will continue to be so dependent until its operations begin to generate sufficient cash flow to support such cash requirements.

         CASH AND WORKING CAPITAL DEFICIT. At March 31, 2002, the Company had cash, cash equivalents and investments of $83,186, compared to $866,998 at December 31, 2001. At March 31, 2002, the Company's working capital deficit was $4,539,306, compared to $2,940,604 at December 31, 2001, an increase of $1,598,702. The increase in working capital deficit resulting primarily from increases in the current portion of shareholder loans, accounts payable and accrued expenses. At March 31, 2002, the Company's current ratio, I.E. the ratio of current assets to current liabilities, was 0.36 compared to 0.49 at December 31, 2001. Until the Company's normalized cash flows from operations are achieved, the Company will be relying primarily upon loans from its director-controlling stockholder and, to a lesser extent, upon existing cash balances, accounts receivable collections, other placements of debt or equity and institutional sources of debt and equity capital for working capital purposes.

         CASH FLOW. For the three months ended March 31, 2002, net cash used in operating activities was $1,540,220, compared to $1,497,141 for the three months ended March 31, 2001. Cash used in operating activities during the three months ended March 31, 2002, is net of depreciation and amortization of $205,545, compared to $189,466 for the three months ended March 31, 2001 and amortization of deferred interest of $100,113 for the three months ended March 31, 2002, compared to $73,918 for the three months ended March 31, 2001, and reflects an increase in accounts receivable of $676,800, compared to a decrease of $87,220 for the three months ended March 31, 2001; a decrease in inventory of $45,802, compared to an increase of $577,642 for the three months ended March 31, 2001; an increase in other assets of $495,000, compared to $0 for the three months ended March 31, 2001; a decrease in prepaid expenses of $89,806, compared to a decrease of $20,450 for the three months ended March 31, 2001; decreases in other receivables of $19,657, compared to a decrease of $11,841 for the three months ended March 31, 2001; increases in accounts payable of $266,699, compared to an increase of $217,486 for the three months ended March 31, 2001; decreases in accrued expenses of $197,742, compared to an increase of $52,625 for the three months ended March 31, 2001; decreases in customer deposits of $257,406, compared to an increase of $90,290 for the three months ended March 31, 2001; and an increase in deferred charges of $500,432, compared to a decrease of $28,309 for the three months ended March 31, 2001. The increase in accounts receivable results from customer billings that the Company has not yet recognized as revenue. With regard to the increase in other assets, see Note 5 to the financial statements. The variance in accrued expenses results from the reclassification of prior contingent liabilities from long term to short term liabilities.

         For the three months ended March 31, 2002, investing activities provided net cash of $96,140, compared to $152,559 of net cash used in investing activities for the three months ended March 31, 2001. Net cash provided by investing activities for the three months ended March 31, 2002 consisted of the production of equipment for rental in the amount of $118,802 offset by deposits of $22,662 offset.

         For the three months ended March 31, 2002, net cash provided by financing activities was $660,268 compared to $1,338,817 for the three months ended March 31, 2001. The decrease is attributable to fewer placements of notes with a private individual for working capital and higher repayments of leases. For the three months ended March 31, 2002, cash from financing activities consisted of $1,000,000 from the shareholder loans and proceeds of $499,661 from leases payable, reduced by the repayment of leases payable of $633,993, and the repayment of shareholder loans of $205,399. In addition, as part of the Company's financing activities, during the three months ending March 31, 2002, the Company received proceeds of $499,661 from a third-party leasing company through which the Company has financed most of its furniture, equipment, and tooling. The leases have a mandatory buyout and terms ranging from 24 to 39 months.

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table presents our contractual cash obligations and commercial commitments as of March 31, 2002. We have no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

                                                           PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH
OBLIGATIONS                         TOTAL            1 YEAR          1-3 YEARS         4-5 YEARS        5 YEARS
----------------------------    ---------------    ------------    -------------     ------------    -------------
Long-term Debt                       4,034,468       1,415,391        2,619,077                -                -
Capital Lease Obligations            4,789,410       2,951,448        1,837,962                -                -
Operating Leases                     3,063,542         593,415        1,567,799          902,328                -
Other Long-term Obligations                  -              -                 -                -                -
----------------------------    ---------------    ------------    -------------     ------------    -------------
TOTAL                               11,887,420       4,960,254        6,024,838          902,328

OUTLOOK

         Based on the assumption that the Company continues to receive additional revenue from its controlling stockholder and based on the assumption that the Company will place additional units of Convertible Debt pursuant to the plan approved by the Company's Board of Directors in February 2002, the Company believes that it will be able to fund its operations and required expenditures for the remainder of 2002 through cash on hand, cash flow from operations, and cash from private placements of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, the Company will need to seek cash from public or private placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources necessary to fund the Company's operations in the upcoming year. If we continue to generate significant losses from our operations, and are not able to locate additional sources of liquidity, we may be unable to continue as a going concern.

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

         DEPENDENCE ON CONTROLLING STOCKHOLDER. The Company has relied on loans and equity investments from its controlling stockholder. The controlling stockholder loaned the Company $1,000,000 during the first quarter ended March 31, 2002 and has already loaned the Company additional funds during the first month of the second quarter of 2002. If the controlling stockholder should cease such funding, there is no assurance that other sources of cash will be available.

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

         INFLUENCE BY CONTROLLING STOCKHOLDERS. The executive officers and members of the Board beneficially own 33,334,421 shares of common stock, or approximately 85.12% of the outstanding shares of common stock, assuming exercise of options, warrants and convertible debentures. These stockholders have the power to influence all matters requiring approval by the Company's stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership also has the effect to delay, prevent or expedite, as the case may be, a change in control of the Company.

         UNCERTAINTY OF MARKET FOR THE COMPANY'S PRODUCTS. The Company has only recently completed development and begun distribution of the shuffler and the SecureDrop(TM) System. Although the market appears to be receptive to the Company's products, there is no guarantee that the market will remain receptive and that the Company's future products will be received by the market in the same manner.

         CUSTOMER PREFERENCE FOR ONE SHUFFLER VENDOR. There is no guarantee the Company's development of specialty shufflers will be successfully completed. The failure to successfully complete the development and marketing of the specialty shuffler could negatively impact the Company's ability to distribute its remaining shuffler products. Since the Company's customers have demonstrated a strong preference to conduct business with only one provider of automatic shuffler products, the Company's inability to complete its shuffler product line may adversely affect the Company.

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

         NO DIVERSIFICATION. To date, the Company has manufactured and marketed certain gaming products and concepts. Therefore, the Company's financial viability has depended almost exclusively on its ability to generate revenues from its operations, and the Company has not had the benefit of reducing its financial risks by relying on revenues derived from other operations.

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

         LACK OF DIVIDENDS. There can be no assurance that the operations of the Company will become profitable. At the present time, the Company intends to use any earnings, which may be generated to finance the growth of the Company's business.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         On March 27, 2002, Shuffle Master, Inc. ("Shuffler Master") filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against the Company in the United States District Court, District of Nevada. The complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining the Company from infringing Shuffle Master's patent, an accounting of the Company's gains and profits that resulted from its alleged infringement, and for interest, costs and attorneys' fees. The Company filed its Answer and Counterclaims against Shuffle Master on April 25, 2002. In its Answer, the Company denies Shuffle Master's allegation of patent infringement and requests that Shuffle Master's complaint be dismissed. The Company also seeks, in its counterclaim, a declaration that the Company dos not infringe Shuffle Master's patent and that Shuffle Master's patent and certain of its related patents are invalid. The Company further asserts counterclaims against Shuffle Master for breach of contract, violation of the Uniform Trade Secrets Act, conversion, breach of duty of candor to the United States Patent and Trademark Office, and fraud. Shuffle Master has filed a Motion for Preliminary Injunction against the Company, and the Company has filed its Opposition to this Motion. The Court has tentatively set a hearing for May 20, 2002, to address this Motion and the Company's Opposition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

2002 CONVERTIBLE DEBT PROGRAM

         On February 21, 2002, the Company's Board of Directors authorized a private placement of $4,999,995 of convertible notes. The convertible notes accrue interest at 9.5% per annum, mature one year from the date of issuance (where the holder has the discretion to extend maturity date for up to four one-year periods) and are convertible into shares of the Company's common stock one year after issuance at a rate of $.35 per share. The $4,999,995 of convertible notes are convertible into a maximum of 14,285,700 shares of the Company's common stock. In addition, for each convertible note of $49,999.95, the Company will issue a warrant to purchase 12,500 shares of the Company's common stock with an exercise price of $0.35. The Company intends to rely upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. Through April 30, 2002, the Company had placed convertible notes totaling $149,999.85 and representing 428,571 convertible shares and 37,500 warrants pursuant to this private placement. The Company has used and will use the proceeds from this private placement for general corporate purposes and working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5. OTHER INFORMATION.

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.
             --------

             None.

        (b)  Reports on Form 8-K.
             -------------------

             None.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VendingData Corporation
                                       -----------------------------------------
                                                    (Registrant)


Date:      May 14, 2002           By:  /s/ Stacie L. Brown, Attorney-in-Fact for
                                       -----------------------------------------
                                       Steven J. Blad
                                  Its: President, Chief Executive Officer and
                                       Treasurer