Form 10QSB
period 2002-06-30
VENDINGDATA CORP
filed 2002-08-14
CIK 1004673

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:             June 30, 2002
                                          --------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from:                   to
                                         -----------------    ------------------

Commission file number:                        000-25855
                         -------------------------------------------------------

                             VendingData Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

             Nevada                                     91-1696010
----------------------------------          ------------------------------------
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

          YES             NO
              --------        -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     38,129,072 shares of common stock, $.001 par value, as of June 30, 2002
--------------------------------------------------------------------------------

         Transitional Small Business Disclosure Format (check one);

          YES             NO    X
              --------       -------

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                           VENDINGDATA CORPORATION
                                                BALANCE SHEET

                                                                                   June 30,       December 31,
                                                                                     2002             2001
                                                                                 -------------   -------------
                                       ASSETS                                     (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                     $    478,659    $    866,998
   Accounts receivable, trade                                                         149,388         159,065
   Other receivables                                                                   40,038          40,438
   Inventories                                                                      1,449,701       1,514,073
   Prepaid expenses                                                                    72,611         271,933
                                                                                 -------------   -------------
     Total current assets                                                           2,190,397       2,852,507

Property and equipment, including revenue producing equipment, at cost, net of
   accumulated depreciation of  $2,385,473 and $2,081,582, respectively             2,152,140       2,150,291

Intangible assets, at cost, net of
   accumulated amortization of $164,702 and $131,606, respectively                    376,377         403,078
Other Assets                                                                          529,862          34,862
Deferred interest                                                                     526,114         542,790
Deposits                                                                              764,620         705,980
                                                                                 -------------   -------------
                                                                                 $  6,539,510    $  6,689,508
                                                                                 =============   =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of leases payable                                                2,994,535       2,721,607
   Accounts payable                                                                   889,571         566,427
   Accrued expenses                                                                   764,885         441,538
   Accrued wages                                                                      195,366         221,718
   Accrued interest                                                                   537,522         338,457
   Shareholder loans - due currently                                                2,399,991         620,791
   Customer deposits                                                                  243,195         882,573
                                                                                 -------------   -------------
     Total current liabilities                                                      8,025,065       5,793,111

Leases payable - non-current                                                        1,878,802       2,127,186
Convertible debt                                                                    2,953,076       2,603,077
Stockholder loans - non-current                                                        16,000          16,000
                                                                                 -------------   -------------
     Total liabilities                                                             12,872,945      10,539,374

Stockholders' equity:
   Common stock, $.001 par value,
     80,000,000 shares authorized, 38,129,072 shares and
     38,129,072 shares issued and outstanding, respectively                            38,129          38,129
   Additional paid-in capital                                                      26,689,477      26,689,477
   Deficit accumulated during development stage                                   (33,061,040)    (30,577,472)
                                                                                 -------------   -------------
     Total stockholders' equity (deficit)                                          (6,333,434)     (3,849,866)
                                                                                 -------------   -------------
                                                                                 $  6,539,510    $  6,689,508
                                                                                 =============   =============

                          See accompanying notes to unaudited financial statements.

                                                      3

                                          VENDINGDATA CORPORATION
                                          STATEMENT OF OPERATIONS
                          THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                (UNAUDITED)

                                               Three Months Ended                  Six Months Ended
                                        June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
                                        -------------     -------------     -------------     -------------
Sales                                   $    504,708      $    205,591      $  1,527,871      $    818,371
Rental income                                360,807           322,529           715,434           614,546
Other income                                   5,915                --            11,637                --
                                        -------------     -------------     -------------     -------------
                                             871,430           528,120         2,254,942         1,432,917

Cost of sales                                659,391         1,000,711         1,764,473         2,150,404
                                        -------------     -------------     -------------     -------------
Gross margin                                 212,040          (472,591)          490,470          (717,487)

Selling, general and administrative          782,003           922,428         1,451,036         1,639,883
Research and development                     347,703           314,871           720,924           553,213
                                        -------------     -------------     -------------     -------------
(Loss) from operations                      (917,667)       (1,709,890)       (1,681,491)       (2,910,583)

Interest expense, net                        325,315           289,264           616,565           591,295
Interest expense - related parties            98,612           157,115           184,169           288,864
                                        -------------     -------------     -------------     -------------
      Total interest expense net             423,927           446,379           800,734           880,159
                                        -------------     -------------     -------------     -------------
(Loss) before income taxes                (1,341,594)       (2,156,269)       (2,482,225)       (3,790,742)
Provision for income taxes                       647               427             1,343               441
                                        -------------     -------------     -------------     -------------
Net income (loss)                       $ (1,342,241)     $ (2,156,696)     $ (2,483,568)     $ (3,791,183)
                                        =============     =============     =============     =============

Basic earnings (loss) per share         $      (0.04)     $      (0.19)     $      (0.07)     $      (0.35)
                                        =============     =============     =============     =============

Weighted average shares outstanding       38,129,072        11,100,654        38,129,072        10,982,136
                                        =============     =============     =============     =============

                         See accompanying notes to unaudited financial statements.

                                                     4

                                 VENDINGDATA CORPORATION
                                 STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                       (UNAUDITED)

                                                                 Six Months Ended
                                                          -------------------------------
                                                          June 30, 2002     June 30, 2001
                                                          -------------     -------------
Net (loss)                                                $ (2,483,568)     $ (3,791,183)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization                             431,793           387,577
     Amortization of deferred interest                         198,726           160,645
   Changes in assets and liabilities:
     (Increase) decrease in trade accounts receivable            9,677           214,054
     (Increase) decrease in other receivables                      400          (140,983)
     (Increase) decrease in inventory                           64,372          (444,922)
     (Increase) decrease in prepaid expenses                   199,322            40,900
     (Increase) decrease in other assets                      (495,000)               --
     Increase (decrease) in accounts payable                   323,144           126,726
     Increase (decrease) in accrued expenses                     3,904            (6,983)
     Increase (decrease) in customer deposits                 (639,378)          242,383
     Increase (decrease) in deferred charges                   492,157           (35,983)
                                                          -------------     -------------
       Total adjustments                                       589,116           543,414
                                                          -------------     -------------

Net cash (used in) operating activities                     (1,894,452)       (3,247,769)
                                                          -------------     -------------

Cash flows from investing activities:
   Acquisition of plant and equipment                         (123,089)         (119,261)
   Equipment produced and held for rental                     (297,202)               --
   Increase in patents and trademarks                           13,350          (174,739)
   Deposits                                                    (58,640)          (55,267)
                                                          -------------     -------------
Net cash (used in) investing activities                       (465,581)         (349,267)
                                                          -------------     -------------

Cash flows from financing activities:
   Common stock sold for cash                                       --           587,000
   Proceeds from stockholder loans                           1,990,000         3,629,358
   Repayment of stockholder loans                             (210,799)               --
   Proceeds from leases payable                              1,022,846           802,769
   Repayment of leases payable                              (1,180,352)         (873,926)
   Proceeds from convertible debentures                        349,999                --
   Proceeds from notes payable                                      --                --
   Repayment of notes payable                                       --          (725,358)
                                                          -------------     -------------

Net cash provided by financing activities                    1,971,694         3,419,844
                                                          -------------     -------------

Increase (decrease) in cash                                   (388,339)         (177,192)
Cash and cash equivalents, beginning of period                 866,998           432,070
                                                          -------------     -------------
   Cash and cash equivalents, end of period               $    478,659      $    254,878
                                                          =============     =============

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

NOTE 3 - NOTES PAYABLE.

For the three months ended June 30, 2002, the Company borrowed $990,000 from a member of the Board of Directors. The notes memorializing the loans bear an interest rate of 9.5% per annum, mature on demand thirty (30) days after the dates of the notes and are unsecured. The proceeds from these notes were used for general working capital purposes.

NOTE 4 - EQUIPMENT FINANCING.

For the three months ended June 30, 2002, the Company received proceeds of $523,185 from a third-party leasing company. The leases have a mandatory buyout and terms of 36 months.

NOTE 5 - OTHER ASSETS.

Effective February 26, 2002, the Company transferred, on terms and conditions to be mutually agreed upon, one hundred (100) units of its shuffling machines, at a price of $4,950.00 per unit, to Casinovations Sales Incorporated for the conduct of business in Mississippi.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATEMENT ON FORWARD-LOOKING INFORMATION

         Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, such as statements relating to plans for future expansion, capital spending and financing sources. Such forward-looking statements may be identified by the use of terminology such as "believe," "may," "will," "expect," "anticipate," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by gaming authorities; the limitation, conditioning, suspension or revocation of gaming licenses and entitlements held by the Company; vigorous competition in the gaming industry; the continued acceptance of the Company's products and services; the successful development of the Company's additional products and services; a decline in the public acceptance of gaming; unfavorable public referendums or legislation, particularly as they relate to gaming; the ability of the Company to continue to obtain adequate equity or debt financing on acceptable terms; the ability of the Company to service its indebtedness; resolution of the Company's ongoing legal proceedings; the Company's dependence on existing management; potential fluctuations in the Company's quarterly results; general economic and business conditions; and other factors detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

OVERVIEW

         The Company is headquartered in Las Vegas, Nevada, and develops, manufactures and distributes products that increase security, productivity and profitability for the gaming industry. One of the Company's principal products includes the SecureDrop(TM) Slot Accounting System (the "SecureDrop(TM) System"), an electronically identified coin collection and accounting system and a bill canister tracking system for gaming machines. In addition, the Company offers two computer-based card shuffling devices, the Random Ejection Shuffler(TM) (the "Shuffler") and the Continuous Random Ejection Shuffler(TM) (the "Continuous Shuffler"). The Company is developing advancements for its present product line as well as additional technology for the expansion of its products to the vending and amusement industries.

         As of June 30, 2002, the Company had placed 375 of the Shufflers and 57 of the Continuous Shufflers under rental contracts. In addition, the Company has, to date, and from inception, sold 127 Shufflers and 6 Continuous Shufflers. The Company maintains parts inventories required to build additional shufflers. As for the SecureDrop(TM) System, the Company has 9,225 Hard Count Module units installed and is currently completing the installation of an additional 207 units of the Hard Count Module and the first installation of the Soft Count Module, which consists of 3,169 units.

ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. Actual results could differ from these estimates. The following is a summary of what management believes are the critical accounting policies related to the Company. The application of these policies, in some cases, requires the Company's management to make subjective judgments regarding the effect of matters that are inherently uncertain. See
Note 1, "Significant Accounting Policies," to the Company's Financial Statements included in Item 7 of the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on April 1, 2002, for a more detailed discussion of the Company's accounting policies.

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

RESULTS OF OPERATIONS

         The following discussion summarizes the Company's results of operations for the three months ended June 30, 2002 and 2001, the Company's results of operations for the six months ended June 30, 2002 and 2001, and the Company's liquidity and capital resources.

     THREE MONTHS ENDED JUNE 30, 2002 AND 2001

         REVENUES. For the three months ended June 30, 2002, the Company generated total revenues of $871,430 compared to $528,120 for the three months ended June 30, 2001. The revenues for the three months ended June 30, 2002, consisted of Shuffler rentals of $360,807, SecureDrop(TM) sales of $504,708 and other income of $5,915. The increase of $343,310 or 65%, in revenues from the three months ended June 30, 2001, to the three months ended June 30, 2002, resulted primarily from the increase of $299,117 in SecureDrop(TM) sales over the same period. The Company believes revenue will increase through additional SecureDrop(TM) sales, as the SecureDrop(TM) Soft Count Module gains additional regulatory approvals and customer acceptance, and through placements of additional Shufflers in prospective territories to be opened for the Company, such as Louisiana and Indiana.

         COST OF SALES. For the three months ended June 30, 2002, the cost of sales was $659,391 compared to $1,000,711 for the three months ended June 30, 2001, a decrease of $341,320, or 34%. The cost of sales for the three months ended June 30, 2002, consisted of approximately $278,611 for the Company's SecureDrop(TM) products, $124,200 for depreciation expense associated with the Shufflers held for rental, $228,207 for costs related to servicing the Shufflers held for rental, and $28,373 for labor and other manufacturing costs. The 34% decrease in cost of sales is the result of more efficient operation of the manufacturing and service areas.

         GROSS MARGIN. For the three months ended June 30, 2002, the gross margin was $212,040 compared to a gross margin deficit of $(472,591) for the three months ended June 30, 2001, an increase of $684,631. As a result, the gross margin percentage on revenues for the three months ended June 30, 2002 was 24% compared to (89)% for the three months ended June 30, 2001. The increase in gross margin and in gross margin percentage resulted primarily from the increase in revenues coupled with the reduction in cost of sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 2002, selling, general and administrative expenses decreased approximately $140,425 or approximately 15%, to $782,003, compared to $922,428 for the three months ended June 30, 2001. For the three months ended June 30, 2002, selling, general and administrative expenses included: salaries and related costs of $294,616; advertising and marketing services of $35,246; travel and entertainment costs of $94,200; printing and office expenses of $18,123; depreciation and amortization of $61,230; office rent and utilities of $108,112; professional fees of $91,454; bad debt accrual of $3,866; regulatory expense of $40,004 and $35,152 in other miscellaneous expenses. The decrease of $140,425 resulted from a decrease in salaries of $56,749, a decrease in advertising and marketing costs of $71,739, a decrease in printing and office expense of $7,892, a decrease in professional fees of $26,134, a decrease in bad debt accrual of $26,134, and a decrease in regulatory costs of $22,708, offset by an increase in office rent and utilities of $32,569, an increase in travel and entertainment expense of $29,763, an increase of $6,055 in depreciation expense, and an increase of $9,616 in miscellaneous expenses.

         RESEARCH AND DEVELOPMENT. For the three months ended June 30, 2002, research and development expenses increased $32,832, or approximately 10%, to $347,703, compared to $314,871 for the three months ended June 30, 2001. The increase is due to increased expenditures for the refinement of the SecureDrop(TM) Soft Count Cart and development of the Company's specialty shuffler.

         INTEREST EXPENSE, NET. For the three months ended June 30, 2002, the Company incurred interest expenses, net of interest income, of $423,927 compared to $446,379 for the three months ended June 30, 2001, a decrease of $22,452, or 5%. This decrease was attributable to the conversion of interest bearing debt into equity in connection with the Company's stockholder rights offering in the third quarter of 2001.

         NET INCOME (LOSS). For the three months ended June 30, 2002, the Company had a net loss of $1,342,241 compared to a net loss of $2,156,696 for the three months ended June 30, 2002, a decrease of $814,455. The decrease in net loss was primarily due to the increases in SecureDrop(TM) sales and rental income and the decreases in cost of sales, selling, general, and administrative expenses and interest expenses, offset, in part, by an increase in research and development expenses. Basic loss per share was $0.04, based on 38,129,072 weighted average shares outstanding, for the three months ended June 30, 2002, compared to $0.19, based on 11,100,654 weighted shares outstanding, for the three months ended June 30, 2001.

     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

         REVENUES. For the six months ended June 30, 2002, the Company generated total revenues of $2,254,942 compared to $1,432,917 for the six months ended June 30, 2001. The revenues for the six months ended June 30, 2002, consisted of Shuffler rentals of $715,434, Shuffler sales of $7,450, and SecureDrop(TM) sales of $1,520,421 and other income of $11,637. The increase of $822,025, or 57%, in revenues from the six months ended June 30, 2001, to the six months ended June 30, 2002, resulted from an increase of $754,300 in SecureDrop(TM) sales, an increase of $11,637 in other sales, and an increase of $100,888 in Shuffler rentals, offset by a decrease in Shuffler sales of $44,800. SecureDrop(TM) sales increased due to the large installation completed during the first half of 2002. The increase in Shuffler rentals is a direct result of increased placements through our own sales efforts and distributorship agreements. The Company believes revenue will continue to increase through additional SecureDrop(TM) sales, as the SecureDrop(TM) Soft Count Module gains additional regulatory approvals, through sales of Shufflers through international distributors and through continued Shuffler rentals.

          COST OF SALES. For the six months ended June 30, 2002, the cost of sales was $1,764,473 compared to $2,150,404 for the six months ended June 30, 2001. The cost of sales for the six months ended June 30, 2002, consisted of approximately $877,638 for the Company's SecureDrop(TM) products, $244,568 for depreciation expense associated with the Shufflers held for rental, $441,276 for costs related to servicing the Shufflers held for rental, $3,200 for costs related to sales of the Shuffler, and $197,791 for labor and other manufacturing costs. The decrease of $385,931, or 18% in cost of sales from the six months ended June 30, 2001 to the six months ended June 30, 2002, resulted from an increase of $227,678 in cost of goods sold for the Company's SecureDrop(TM) products and an increase of $32,268 related to Shuffler depreciation, offset by a decrease of $24,400 in costs associated with Shuffler sales, a decrease of $62,567 for costs related to servicing the Shufflers held for rental, and a decrease of $558,910 in other manufacturing costs. The decrease in other manufacturing costs resulted from reductions in personnel coupled with more efficient use of the manufacturing processes.

         GROSS MARGIN. For the six months ended June 30, 2002, the gross margin was $490,470 compared to a gross margin deficit of $(717,487) for the six months ended June 30, 2001, an increase of $1,207,957. As a result, the gross margin percentage on revenues for the six months ended June 30, 2002 was 22% compared to (50)% for the six months ended June 30, 2001. The increase in gross margin and gross margin percentage resulted primarily from the increase in revenues and the decrease in costs associated with those sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, 2002, selling, general and administrative expenses decreased approximately $188,847, or approximately 12%, to $1,451,036, compared to $1,639,883 for the six months ended June 30, 2001. For the six months ended June 30, 2002, selling, general and administrative expenses included: salaries and related costs of $567,388; advertising and marketing services of $91,193; travel and entertainment costs of $188,997; printing and office expenses of $34,707; depreciation and amortization of $112,335; office rent and utilities of $192,121; professional fees of $135,092; bad debt accrual of $14,366; regulatory expense of $40,004 and $74,833 in other miscellaneous expenses. The decrease of $188,847 resulted from a decrease in salaries of $121,181, a decrease in advertising and marketing costs of $56,235, a decrease in printing and office expense of $8,822, a decrease in professional fees of $6,743, a decrease in bad debt accrual of $75,634, and a decrease in regulatory costs of $22,708, offset by an increase in office rent and utilities of $24,971, an increase in travel and entertainment expense of $67,025, an increase of $7,170 in depreciation expense, and an increase of $3,310 in miscellaneous expenses.

         RESEARCH AND DEVELOPMENT. For the six months ended June 30, 2002, research and development expenses increased $167,711, or approximately 30%, to $720,924, compared to $553,213, for the six months ended June 30, 2001. The increase is due to the redesign of the soft count canister vault and the continued development of the specialty Shuffler.

         INTEREST EXPENSE, NET. For the six months ended June 30, 2002, the Company incurred interest expenses, net of interest income, of $800,734 compared to $880,159 for the six months ended June 30, 2001, a decrease of $79,425, or 9%. This decrease was attributable to the expiration of the terms of several leases and the conversion of debt into in connection with the Company's stockholder rights offering in 2001.

         NET INCOME (LOSS). For the six months ended June 30, 2002, the Company had a net loss of $2,483,568 compared to a net loss of $3,791,183 for the six months ended June 30, 2001, a decrease of $1,307,615. The smaller net loss was primarily due to an increase in SecureDrop(TM) sales and Shuffler rentals, an increase in gross margin and decreases in service, manufacturing and total interest expenses, offset by increased research and development expenses. Basic loss per share was $0.07, based on 38,129,072 weighted average shares outstanding, compared to $0.35, based on 10,982,136 weighted average shares outstanding, for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. The Company has generated cash flow deficits from operations, including cash used in operating activities of $1,894,452 and $3,247,769 in the six months ended June 30, 2002 and 2001, respectively. Consequently, the Company has been substantially dependent on cash from financing activities to fund development and operating activities, including cash from financing activities of $1,971,694 and $3,419,844 in the six months ended June 30, 2002 and 2001, respectively. The primary source of cash remains loans from a director-controlling stockholder, which totaled $1,990,000 in the six months ended June 30, 2002. These loans, the placement of convertible debt in the amount of $349,999 and the proceeds from leases of $1,022,846 were offset by repayments of stockholder loans in the amount of $210,799 and payments on leases of $1,180,352 in the six months ended June 30, 2002. Unless alternative sources of cash are located, the Company is substantially dependent upon loans from its director-controlling stockholder, who is under no obligation to make such loans, and will continue to be so dependent until its operations begin to generate sufficient cash flow to support such cash requirements.

         CASH AND WORKING CAPITAL DEFICIT. At June 30, 2002, the Company had cash, cash equivalents and investments of $478,659 compared to $866,998 at December 31, 2001. At June 30, 2002, the Company's working capital deficit was $5,834,668, compared to $2,940,604 at December 31, 2001, an increased deficit of $2,894,064. The increase in working capital deficit resulted primarily from increases in the current portion of shareholder loans, accounts payable and accrued expenses. At June 30, 2002, the Company's current ratio, I.E. the ratio of current assets to current liabilities, was 0.27 compared to 0.49 at December 31, 2001. Until normalized cash flows from the Company's operations are achieved, the Company will be relying primarily upon loans from its director-controlling stockholder and, to a lesser extent, upon existing cash balances, accounts receivable collections, other placements of debt or equity and institutional sources of debt and equity capital for working capital purposes.

         CASH FLOW. For the six months ended June 30, 2002, net cash used in operating activities was $1,894,452, compared to $3,247,769 for the six months ended June 30, 2001. Cash used in operating activities during the six months ended June 30, 2002 is net of depreciation and amortization of $431,793, compared to $387,577 for the six months ended June 30, 2001 and amortization of deferred interest of $198,726 for the six months ended June 30, 2002, compared to $160,645 for the six months ended June 30, 2001, and reflects a decrease in accounts receivable of $9,677, compared to a decrease of $214,054 for the six months ended June 30, 2001; a decrease in inventory of $64,372, compared to an increase of $444,922 for the six months ended June 30, 2001; an increase in other assets of $495,000, compared to $0 for the six months ended June 30, 2001; a decrease in prepaid expenses of $199,322, compared to a decrease of $40,900 for the six months ended June 30, 2001; a decrease in other receivables of $400, compared to an increase of $140,983 for the six months ended June 30, 2001; increases in accounts payable of $323,144, compared to an increase of $126,726 for the six months ended June 30, 2001; an increase in accrued expenses of $3,904, compared to a decrease of $6,983 for the six months ended June 30, 2001; a decrease in customer deposits of $639,378, compared to an increase of $242,383 for the six months ended June 30, 2001; and an increase in deferred charges of $492,157, compared to a decrease of $35,983 for the six months ended June 30, 2001. The decrease in customer deposits results from the recognition of a 50% contract deposit upon completion. With regard to the increase in other assets, see Note 5 to the financial statements.

         For the six months ended June 30, 2002, investing activities used net cash of $465,581, compared to $349,267 of net cash used in investing activities for the six months ended June 30, 2001. Net cash used in investing activities for the six months ended June 30, 2002 consisted of $123,089 for the acquisition of plant equipment, the reduction of equipment for rental in the amount of $297,202, and deposits of $58,640, offset by an increase in patents and trademarks of $13,350.

         For the six months ended June 30, 2002, net cash provided by financing activities was $1,971,694 compared to $3,419,844 for the six months ended June 30, 2001. The decrease is attributable to fewer placements of notes with a private individual for working capital and higher repayments of leases. For the six months ended June 30, 2002, cash from financing activities consisted of $1,990,000 from shareholder loans and proceeds of $349,999 from the placement of convertible debt, reduced by the repayment of leases payable of $1,180,352, and the repayment of shareholder loans of $210,799. In addition, as part of the Company's financing activities, during the six months ended June 30, 2002, the Company received proceeds of $1,022,846 from a third-party leasing company through which the Company has financed most of its furniture, equipment, and tooling. The leases have a mandatory buyout and terms ranging from 24 to 39 months.

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table presents the Company's contractual cash obligations and commercial commitments as of June 30, 2002. The Company has no other significant contractual obligations or commercial commitments either on or off its balance sheet as of June 30, 2002.

CONTRACTUAL CASH                                                 PAYMENTS DUE BY PERIOD
OBLIGATIONS
--------------------------------
                                         TOTAL           < 1 YEAR        1-3 YEARS         4-5 YEARS       > 5 YEARS
--------------------------------    ---------------    ------------    -------------     ------------    -------------
Long-term Debt                           3,238,068         618,991        2,619,077                -                -
Capital Lease Obligations                5,184,028       2,658,434        2,525,594                -                -
Operating Leases                         2,924,740         588,082        1,563,234          773,424                -
Other Long-term Obligations                      -               -                -                -                -
--------------------------------    ---------------    ------------    -------------     ------------    -------------
TOTAL                                   11,346,836       3,865,507        6,707,905          773,424

OUTLOOK

         Based on the assumption that the Company continues to receive additional loans from its controlling stockholder and based on the assumption that the Company will place additional units of convertible debt pursuant to the plan approved by the Company's Board of Directors in February 2002, the Company believes that it will be able to fund its operations and required expenditures for the remainder of 2002 through cash on hand, cash flow from operations, and cash from private placements of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, the Company will need to seek cash from public or private placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources necessary to fund the Company's operations in the upcoming year. If we continue to generate significant losses from our operations, and are not able to locate additional sources of liquidity, we may be unable to continue as a going concern.

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

         DEPENDENCE ON CONTROLLING STOCKHOLDER. The Company has relied on loans and equity investments from its controlling stockholder. The controlling stockholder loaned the Company $1,990,000 during the six months ending June 30, 2002. If the controlling stockholder should cease such funding, there is no assurance that other sources of cash will be available. The controlling stockholder has no obligation to continue making such loans.

         ADDITIONAL FINANCING WILL BE REQUIRED. Since the Company's revenue is not sufficient to support its operations, the Company currently anticipates the need to raise funds through private or public offerings of our equity or convertible debt securities. The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of the Company's current stockholders. In addition, these equity or convertible debt securities may have additional rights, preferences or privileges to those of the Company's common stock, such as registration rights. No assurances can be given that the Company will successfully obtain necessary liquidity sources necessary to fund the Company's operations in the upcoming year. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund operations or otherwise continue as a going-concern.

         HISTORY OF SIGNIFICANT OPERATING LOSSES. The Company has a history of significant operating losses and anticipates continued operating losses for the foreseeable future. For the six months ended June 30, 2002 and for the years ended December 31, 2001 and 2000, the Company incurred operating losses attributable to common stockholders of $1,342,241, $7,566,090 and $6,656,561, respectively, and our operations have used $1,894,452, $5,598,153 and $5,099,492 of cash, respectively. As of June 30, 2002 and December 31, 2001 and 2000, the Company had accumulated deficits of $33,061,040, $30,557,860 and $23,011,382, respectively.

         If the Company's revenues decline or grow at a slower rate than anticipated, or if the Company's spending levels exceed its expectations or cannot be adjusted to reflect slower revenue growth, the Company's business would be severely harmed. The Company cannot assure you that revenues will grow in the future or that the Company will generate sufficient revenues for profitability, or that profitability, if achieved, can be sustained on an ongoing basis.

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

         EFFECT OF EXTRAORDINARY EVENTS, SUCH AS TERRORIST ATTACKS, ON THE COMPANY'S BUSINESS. Extraordinary events, such as terrorist attacks or acts of war, may cause damage or disruption to the Company and its employees, facilities and customers, which, in turn, could significantly impact the Company's revenues, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, especially to the gaming industry, some of which have materially adversely affected the Company's business, results of operations, and financial condition and may do so again in the future. In particular, the gaming industry has been affected by the downturn in the tourist industry as a result of the September 11 attacks. Because our business is closely tied to the gaming industry, the long-term effects on the Company from the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On March 27, 2002, Shuffle Master, Inc. ("Shuffler Master") filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against the Company in the United States District Court, District of Nevada. The complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining the Company from infringing Shuffle Master's patent, an accounting of the Company's gains and profits that resulted from its alleged infringement, and for interest, costs and attorneys' fees. The Company has filed its Answer, Counterclaims, and Amended Counterclaims against Shuffle Master. In its Answer, the Company denies Shuffle Master's allegation of patent infringement and requests that Shuffle Master's complaint be dismissed. The Company also seeks, in its amended counterclaim, a declaration that the Company does not infringe Shuffle Master's patent and that Shuffle Master's patent and certain of its related patents are invalid. The Company further asserts counterclaims against Shuffle Master for breach of contract and violation of the Uniform Trade Secrets Act. On May 20, 2002, the United States District Court, District of Nevada denied Shuffle Master's Motion for Preliminary Injunction against the Company. This litigation is now in the discovery phase.

         On June 7, 2002, Beth Thacker filed a complaint (Case No. 02-13207-3KNT) against the Company in the Superior Court of Washington in and for King County. The complaint alleges, among other things, claims for gender discrimination, negligence, hostile work environment, and constructive discharge and requests compensatory and punitive damages, attorneys' fees and costs. The Company has removed this case to the United States District Court for the Western District of Washington and intends to vigorously defend this litigation.

         On July 29, 2002, Contract Manufacturing Service, Inc., filed a complaint (Case No. A454098) in the District Court of Clark County, Nevada. The complaint alleges non-payment of product allegedly delivered, and requests compensatory damages in the amount of $29,896.14, interest, attorneys' fees and costs. As the Company was only served with this litigation on August 13, 2002, the Company is in the process of evaluating the complaint.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     2002 CONVERTIBLE DEBT PROGRAM

         On February 21, 2002, the Company's Board of Directors authorized a private placement of $4,999,995 of convertible notes. The convertible notes accrue interest at 9.5% per annum, mature one year from the date of issuance (where the holder has the discretion to extend maturity date for up to four one-year periods) and are convertible into shares of the Company's common stock one year after issuance at a rate of $0.35 per share. The $4,999,995 of convertible notes are convertible into a maximum of 14,285,700 shares of the Company's common stock. In addition, for each convertible note of $49,999.95, the Company will issue a warrant to purchase 12,500 shares of the Company's common stock with an exercise price of $0.35. The Company intends to rely upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. Through June 30, 2002, the Company had placed convertible notes totaling $349,999.65 and representing 999,999 convertible shares and 87,500 warrants pursuant to this private placement. The Company has used and will use the proceeds from this private placement for general corporate purposes and working capital. As of June 30, 2002, $4,649,995.35 of convertible notes remained to be placed pursuant to the program.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.
                  --------

                  None.

         (b)      Reports on Form 8-K.
                  -------------------

                  During the three month period ending June 30, 2002, the Company filed with the Securities and Exchange Commission Current Reports on Forms 8-K dated as of: (i) April 16, 2002, announcing the resignation of board member Eric S. Huson; and
                  (ii) May 7, 2002, announcing the filing of its Answer and Counterclaims in the Shuffle Master, Inc. litigation, Case No. VC-S-020438-JCM-PAL.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              VendingData Corporation
                                                -----------------------------------------------------
                                                                   (Registrant)


Date:  August 14, 2002                    By:   /s/ Steven J. Blad
                                                -----------------------------------------------------
                                                Steven J. Blad
                                                Its: President, Chief Executive Officer and Treasurer