Form 10QSB
period 2002-09-30
VENDINGDATA CORP
filed 2002-11-15
CIK 1004673

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:            September 30, 2002
                                          --------------------------------------
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

          YES             NO
               -------        -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


  38,129,072 shares of common stock, $.001 par value, as of September 30, 2002
--------------------------------------------------------------------------------

         Transitional Small Business Disclosure Format (check one);

          YES             NO     X
               -------        -------

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements                                       3

                  Balance Sheet                                              3

                  Statement of Operations                                    4

                  Statement of Cash Flows                                    5

                  Notes to Financial Statements                              6

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      7

     Item 3.      Controls and Procedures                                   13

PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings                                          18

     Item 2.      Changes in Securities and Use of Proceeds                  18

     Item 3.      Defaults Upon Senior Securities                            19

     Item 4.      Submission of Matters to a Vote of Security Holders        19

     Item 5.      Other Information                                          19

     Item 6.      Exhibits and Reports on Form 8-K                           19

SIGNATURE                                                                    19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                              VENDINGDATA CORPORATION
                                                   BALANCE SHEET

                                                                                   September 30,      December 31,
                                                                                        2002              2001
                                                                                   -------------     -------------
                                       ASSETS                                       (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                       $    308,145      $    866,998
   Accounts receivable, trade                                                           337,404           159,065
   Other receivables                                                                     63,390            40,438
   Inventories                                                                        1,465,682         1,514,073
   Prepaid expenses                                                                      27,435           271,933
                                                                                   -------------     -------------
     Total current assets                                                             2,202,056         2,852,507

Property and equipment, including revenue producing equipment, at cost, net of
   accumulated depreciation of  $2,723,771 and $2,081,582, respectively               2,210,746         2,150,291

Intangible assets, at cost, net of
   accumulated amortization of $164,702 and $131,606, respectively                      364,625           403,078
Other Assets                                                                            538,362            34,862
Deferred interest                                                                       597,541           542,790
Deposits                                                                                840,243           705,980
                                                                                   -------------     -------------
                                                                                   $  6,753,573      $  6,689,508
                                                                                   =============     =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of leases payable                                                  3,173,580         2,721,607
   Accounts payable                                                                     867,861           566,427
   Accrued expenses                                                                     293,297           441,538
   Accrued wages                                                                        145,965           221,718
   Accrued interest                                                                     652,421           338,457
   Stockholder loans - due currently                                                  3,317,842           620,791
   Customer deposits                                                                    470,229           882,573
                                                                                   -------------     -------------
     Total current liabilities                                                        8,921,195         5,793,111

Leases payable - non-current                                                          2,287,596         2,127,186
Convertible debt                                                                      3,103,076         2,603,077
Stockholder loans - non-current                                                           8,000            16,000
Deferred Charges                                                                        485,894                --
                                                                                   -------------     -------------
     Total liabilities                                                               14,805,761        10,539,374

Stockholders' equity:
   Common stock, $.001 par value,
     80,000,000 shares authorized, 38,129,072 shares and
     38,129,072 shares issued and outstanding, respectively                              38,129            38,129
   Additional paid-in capital                                                        26,689,477        26,689,477
   Deficit accumulated during development stage                                     (34,779,794)      (30,577,472)
                                                                                   -------------     -------------
     Total stockholders' equity (deficit)                                            (8,052,188)       (3,849,866)
                                                                                   -------------     -------------
                                                                                   $  6,753,573      $  6,689,508
                                                                                   =============     =============

                             See accompanying notes to unaudited financial statements.

                                                        3

                                              VENDINGDATA CORPORATION
                                              STATEMENT OF OPERATIONS
                           THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                    (UNAUDITED)

                                                 Three Months Ended                      Nine Months Ended
                                          ---------------------------------       ---------------------------------
                                          September 30,       September 30,       September 30,       September 30,
                                              2002                2001                2002                2001
                                          -------------       -------------       -------------       -------------
Sales                                     $    252,893        $    186,823        $  1,780,764        $  1,005,194
Rental income                                  358,044             337,946           1,073,478             952,492
Other income                                    14,431                  --              26,068                  --
                                          -------------       -------------       -------------       -------------
                                               625,368             524,769           2,880,310           1,957,686

Cost of sales                                  619,727             596,799           2,384,200           2,747,203
                                          -------------       -------------       -------------       -------------
Gross margin                                     5,641             (72,030)            496,110            (789,517)

Selling, general and administrative            862,240             635,897           2,313,276           2,275,780
Research and development                       356,914             534,717           1,077,838           1,087,930
                                          -------------       -------------       -------------       -------------
(Loss) from operations                      (1,213,513)         (1,242,644)         (2,895,004)         (4,153,227)

Interest expense, net                          389,749             346,981           1,006,314             938,276
Interest expense - related parties             115,439             112,507             299,608             401,371
                                          -------------       -------------       -------------       -------------
      Total interest expense net               505,188             459,488           1,305,922           1,339,647
                                          -------------       -------------       -------------       -------------
(Loss) before income taxes                  (1,718,701)         (1,702,132)         (4,200,926)         (5,492,874)
Provision for income taxes                       2,739                 391               1,396                 832
                                          -------------       -------------       -------------       -------------
Net income (loss)                         $ (1,721,440)       $ (1,702,523)       $ (4,202,322)       $ (5,493,706)
                                          =============       =============       =============       =============

Basic earnings (loss) per share           $      (0.05)       $      (0.07)       $      (0.11)       $      (0.36)
                                          =============       =============       =============       =============

Weighted average shares outstanding         38,129,072          23,953,335          38,129,072          15,349,720
                                          =============       =============       =============       =============

                             See accompanying notes to unaudited financial statements.

                                                         4

                                  VENDINGDATA CORPORATION
                                  STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                        (UNAUDITED)

                                                                   Nine Months Ended
                                                            -------------------------------
                                                            September 30,      September 30,
                                                                2002               2001
                                                            ------------       ------------
Net (loss)                                                  $(4,202,322)       $(5,493,706)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization                              675,891            600,264
     Amortization of deferred interest                          302,131            250,914
   Changes in assets and liabilities:
     (Increase) decrease in trade accounts receivable          (178,339)           533,974
     (Increase) decrease in other receivables                   (22,952)          (718,715)
     (Increase) decrease in inventory                            48,391           (510,625)
     (Increase) decrease in prepaid expenses                    244,498             (4,228)
     (Increase) decrease in other assets                       (503,500)                --
     Increase (decrease) in accounts payable                    301,433           (299,849)
     Increase (decrease) in accrued expenses                     89,968            (90,238)
     Increase (decrease) in customer deposits                  (412,344)           (56,698)
     Increase (decrease) in deferred charges                    485,893            (65,785)
                                                            ------------       ------------
       Total adjustments                                      1,031,070           (360,987)
                                                            ------------       ------------

Net cash (used in) operating activities                      (3,171,252)        (5,854,692)
                                                            ------------       ------------

Cash flows from investing activities:
   Acquisition of plant and equipment                          (213,694)          (361,155)
   Equipment produced and held for rental                      (509,301)          (107,600)
   Amortization of patents and trademarks                        25,102                 --
   Increase in patents and trademarks                                --           (173,842)
   Deposits                                                    (134,263)           (89,559)
                                                            ------------       ------------
Net cash (used in) investing activities                        (832,156)          (732,156)
                                                            ------------       ------------

Cash flows from financing activities:
   Common stock sold for cash                                        --          9,991,419
   Proceeds from stockholder loans                            3,285,000                 --
   Repayment of stockholder loans                              (595,950)          (151,836)
   Proceeds from leases payable                               2,241,926          1,154,171
   Repayment of leases payable                               (1,986,421)        (1,248,997)
   Proceeds from convertible debentures                         499,999           (696,923)
   Proceeds from notes payable                                       --                 --
   Repayment of notes payable                                        --         (1,549,167)
                                                            ------------       ------------

Net cash provided by financing activities                     3,444,554          7,498,667
                                                            ------------       ------------

Increase (decrease) in cash                                    (558,853)           911,819
Cash and cash equivalents, beginning of period                  866,998            432,070
                                                            ------------       ------------
   Cash and cash equivalents, end of period                 $   308,145        $ 1,343,889
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

NOTE 3 - NOTES PAYABLE.

For the three months ended September 30, 2002, the Company borrowed $1,225,000 from a member of the Board of Directors. The notes memorializing the loans bear an interest rate of 9.5% per annum, mature on demand thirty (30) days after the dates of the notes and are unsecured. The proceeds from these notes were used for general working capital purposes.

NOTE 4 - EQUIPMENT FINANCING.

For the three months ended September 30, 2002, the Company received proceeds of $1,165,547.79 from a third-party leasing company. The leases have a mandatory buyout and terms of 36 months.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATEMENT ON FORWARD-LOOKING INFORMATION

         Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to plans for future expansion, capital spending and financing sources. Such forward-looking statements may be identified by the use of terminology such as "believe," "may," "will," "expect," "anticipate," "intend," "designed," "estimate," "should" or "continue" or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by gaming authorities; the limitation, conditioning, suspension or revocation of gaming licenses and entitlements held by the Company; vigorous competition in the gaming industry; the continued acceptance of the Company's products and services; the successful development of the Company's additional products and services; a decline in the public acceptance of gaming; unfavorable public referendums or legislation, particularly as they relate to gaming; the ability of the Company to continue to obtain adequate equity or debt financing on acceptable terms; the ability of the Company to service its indebtedness; resolution of the Company's ongoing legal proceedings; the Company's dependence on existing management; potential fluctuations in the Company's quarterly results; general economic and business conditions; and other factors detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

OVERVIEW

         The Company is headquartered in Las Vegas, Nevada, and develops, manufactures and distributes products that increase security, productivity and profitability for the gaming industry. One of the Company's principal products includes the SecureDrop(TM) Slot Accounting System (the "SecureDrop(TM) System"), an electronically identified coin collection and accounting system and a bill canister tracking system for gaming machines. In addition, the Company offers two computer-based card-shuffling devices, the Random Ejection Shuffler(TM) (the "Shuffler") and the Continuous Random Ejection Shuffler(TM) (the "Continuous Shuffler"). The Company is developing advancements for its present product line as well as additional technology for the expansion of its products to the vending and amusement industries.

         As of September 30, 2002, the Company had placed 367 of the Shufflers and 74 of the Continuous Shufflers under rental contracts. In addition, the Company has, to date, and from inception, sold 142 Shufflers and 6 Continuous Shufflers. The Company maintains parts inventories required to build additional shufflers. As for the SecureDrop(TM) System, the Company has 9,597 Hard Count Module units installed and 3,169 units of the Soft Count Module installed and is in the process of installing 2,070 additional units of the Soft Count Module and 210 additional units of the Hard Count Module.

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

RESULTS OF OPERATIONS

         The following discussion summarizes the Company's results of operations for the three months ended September 30, 2002 and 2001, the Company's results of operations for the nine months ended September 30, 2002 and 2001, and the Company's liquidity and capital resources.

     THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         REVENUES. For the three months ended September 30, 2002, the Company generated total revenues of $625,368 compared to $524,769 for the three months ended September 30, 2001. The revenues for the three months ended September 30, 2002, consisted of Shuffler sales of $106,000, Shuffler rentals of $358,044, SecureDrop(TM) sales of $146,893 and other income of $14,431. The increase of $100,599 or 19%, in revenues from the three months ended September 30, 2001, to the three months ended September 30, 2002, resulted primarily from the increase of $72,370 in Shuffler sales over the same period. The Company believes revenue will increase through additional SecureDrop(TM) sales, as the SecureDrop(TM) Soft Count Module gains additional regulatory approvals and customer acceptance, and through placements of additional Shufflers in recently opened territories for the Company, such as Louisiana and Indiana.

         COST OF SALES. For the three months ended September 30, 2002, the cost of sales was $619,727 compared to $596,799 for the three months ended September 30, 2001, an increase of $22,928, or 4%. The cost of sales for the three months ended September 30, 2002, consisted of approximately $165,792 for the Company's SecureDrop(TM) products, $133,508 for depreciation expense associated with the Shufflers held for rental, $217,407 for costs related to servicing the Shufflers held for rental, and $103,020 for labor and other manufacturing costs. The 4% increase in cost of sales is the result of a 19% increase in sales and a more efficient operation of the manufacturing and service areas.

         GROSS MARGIN. For the three months ended September 30, 2002, the gross margin was $5,640 compared to a gross margin deficit of $(72,030) for the three months ended September 30, 2001, an increase of $77,670. As a result, the gross margin percentage on revenues for the three months ended September 30, 2002 was 1% compared to (14)% for the three months ended September 30, 2001. The increase in gross margin and in gross margin percentage resulted primarily from the increase in revenues at a greater amount than the increase of costs of goods sold.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 2002, selling, general and administrative expenses increased approximately $226,343 or approximately 36%, to $862,240, compared to $635,897 for the three months ended September 30, 2001. For the three months ended September 30, 2002, selling, general and administrative expenses included: salaries and related costs of $314,363; advertising and marketing services of $59,454; travel and entertainment costs of $73,244; printing and office expenses of $24,242; depreciation and amortization of $66,354; office rent and utilities of $96,416; professional fees of $154,933; bad debt accrual of $4,359; regulatory expense of $39,064 and $29,811 in other miscellaneous expenses. The increase of $226,343 resulted from a decrease in salaries of $47,454, a decrease in advertising and marketing costs of $86,520, an increase in printing and office expense of $9,997, an increase in professional fees of $132,226, an increase in bad debt accrual of $154,359, and an increase in regulatory costs of $18,829, as well as an increase in office rent and utilities of $6,018, an increase in travel and entertainment expense of $11,413, an increase of $3,507 in depreciation expense, and an increase of $23,968 in miscellaneous expenses.

         RESEARCH AND DEVELOPMENT. For the three months ended September 30, 2002, research and development expenses decreased $177,803, or approximately 33%, to $356,914, compared to $534,717 for the three months ended September 30, 2001. This decrease is due to decreased expenditures for the SecureDrop(TM) Systems due to the completion of the design changes for the Soft Count Vault.

         INTEREST EXPENSE, NET. For the three months ended September 30, 2002, the Company incurred interest expense, net of interest income, of $505,188 compared to $459,488 for the three months ended September 30, 2001, an increase of $45,700, or 10%. This increase was attributable to increased borrowings.

         NET INCOME (LOSS). For the three months ended September 30, 2002, the Company had a net loss of $1,721,440 compared to a net loss of $1,702,523 for the three months ended September 30, 2002, an increase of $18,917. The increase in net loss was primarily due to the increases in selling, general and administrative expenses and interest expense, offset, in part, by a decrease in research and development expense. Basic loss per share was $.05, based on 38,129,072 weighted average shares outstanding, for the three months ended September 30, 2002, compared to $0.07, based on 23,953,335 weighted shares outstanding, for the three months ended September 30, 2001.

     NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         REVENUES. For the nine months ended September 30, 2002, the Company generated total revenues of $2,880,310 compared to $1,957,686 for the nine months ended September 30, 2001. The revenues for the nine months ended September 30, 2002, consisted of Shuffler rentals of $1,073,478, Shuffler sales of $113,450, and SecureDrop(TM) sales of $1,667,314 and other income of $26,068. The increase of $922,624, or 47%, in revenues from the nine months ended September 30, 2001, to the nine months ended September 30, 2002, resulted from an increase of $662,120 in SecureDrop(TM) sales, an increase of $26,068 in other sales, an increase of $120,986 in Shuffler rentals, and an increase in Shuffler sales of $113,450. SecureDrop(TM) sales increased due to the large installation completed during the first half of 2002. The increase in Shuffler rentals is a direct result of increased placements through our own sales efforts and distributorship agreements. The Company believes revenue will continue to increase through additional SecureDrop(TM) sales, as the SecureDrop(TM) Soft Count Module gains additional regulatory approvals, through sales of Shufflers through international distributors, and through continued Shuffler rentals.

         COST OF SALES. For the nine months ended September 30, 2002, the cost of sales was $2,384,200 compared to $2,747,203 for the nine months ended September 30, 2001. The cost of sales for the nine months ended September 30, 2002, consisted of approximately $1,043,430 for the Company's SecureDrop(TM) products, $378,076 for depreciation expense associated with the Shufflers held for rental, $658,683 for costs related to servicing the Shufflers held for rental, $51,200 for costs related to sales of the Shuffler, and $252,811 for labor and other manufacturing costs. The decrease of $363,003, or 13% in cost of sales from the nine months ended September 30, 2001 to the nine months ended September 30, 2002, resulted from an increase of $288,396 in cost of goods sold for the Company's SecureDrop(TM) products, an increase of $57,833 related to Shuffler depreciation, and an increase of $7,194 in costs associated with Shuffler sales, offset by a decrease of $79,114 for costs related to servicing the Shufflers held for rental, and a decrease of $637,312 in other manufacturing costs. The decrease in other manufacturing costs resulted from reductions in personnel coupled with more efficient use of the manufacturing processes.

         GROSS MARGIN. For the nine months ended September 30, 2002, the gross margin was $496,110 compared to a gross margin deficit of $(789,517) for the nine months ended September 30, 2001, an increase of $1,285,627. As a result, the gross margin percentage on revenues for the nine months ended September 30, 2002 was 17% compared to (40)% for the nine months ended September 30, 2001. The increase in gross margin and gross margin percentage resulted primarily from the increase in revenues and the decrease in costs associated with those sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended September 30, 2002, selling, general and administrative expenses increased approximately $37,496, or approximately 2%, to $2,313,276, compared to $2,275,780 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, selling, general and administrative expenses included: salaries and related costs of $891,253; advertising and marketing services of $149,645; travel and entertainment costs of $261,659; printing and office expenses of $69,678; depreciation and amortization of $178,690; office rent and utilities of $284,959; professional fees of $290,025; bad debt accrual of $19,116; regulatory expense of $79,068 and $89,183 in other miscellaneous expenses. The increase of $37,496 resulted from a decrease in salaries of $159,133, a decrease in advertising and marketing costs of $143,757, and a decrease in regulatory costs of $3,879, offset by an increase in office rent and utilities of $27,411, an increase in travel and entertainment expense of $77,856, an increase of $10,678 in depreciation expense, an increase in printing and office expense of $11,904, an increase in professional fees of $125,483, an increase in bad debt accrual of $79,116, and an increase of $11,817 in miscellaneous expenses.

         RESEARCH AND DEVELOPMENT. For the nine months ended September 30, 2002, research and development expenses decreased $10,091, or approximately 1%, to $1,077,839 compared to $1,087,930, for the nine months ended September 30, 2001. This decrease is due to decreased expenditures for the SecureDrop(TM) Systems due to the completion of the design changes for the Soft Count Vault, offset, in part, by expenses related to the Company's specialty shuffler.

         INTEREST EXPENSE, NET. For the nine months ended September 30, 2002, the Company incurred interest expenses, net of interest income, of $1,305,922 compared to $1,339,647 for the nine months ended September 30, 2001, a decrease of $33,725, or 3%. This decrease was attributable to the expiration of the terms of several leases less the cost of increased borrowings.

         NET INCOME (LOSS). For the nine months ended September 30, 2002, the Company had a net loss of $4,202,322 compared to a net loss of $5,493,706 for the nine months ended September 30, 2001, a decrease of $1,291,384. The smaller net loss was primarily due to an increase in SecureDrop(TM) sales and Shuffler rentals, an increase in gross margin and decreases in service, manufacturing, total interest, and research and development expenses offset by an increase in general and administrative expenses. Basic loss per share was $0.11, based on 38,129,072 weighted average shares outstanding, compared to $0.36, based on 15,349,720 weighted average shares outstanding, for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. The Company has generated cash flow deficits from operations, including cash used in operating activities of $3,171,252 and $5,854,693 in the nine months ended September 30, 2002 and 2001, respectively. Consequently, the Company has been substantially dependent on cash from financing activities to fund development and operating activities, including cash from financing activities of $3,444,554 and $7,498,667 in the nine months ended September 30, 2002 and 2001, respectively. The principal source of cash remains proceeds from stockholders, primarily a director-controlling stockholder, which totaled $3,285,000 in the nine months ended September 30, 2002. These loans, the placement of convertible debt in the amount of $499,999 and the proceeds from leases of $2,241,926 were offset by repayments of stockholder loans in the amount of $595,950 and payments on leases of $1,986,421 in the nine months ended September 30, 2002. Unless alternative sources of cash are located, the Company is substantially dependent upon loans from its director-controlling stockholder, who is under no obligation to make such loans, and will continue to be so dependent until its operations begin to generate sufficient cash flow to support such cash requirements.

         CASH AND WORKING CAPITAL DEFICIT. At September 30, 2002, the Company had cash, cash equivalents and investments of $308,145 compared to $866,998 at December 31, 2001. At September 30, 2002, the Company's working capital deficit was $6,719,134, compared to $2,940,604 at December 31, 2001, an increased deficit of $3,778,530. The increase in working capital deficit resulted primarily from increases in the current portion of stockholder loans, accounts payable and accrued expenses. At September 30, 2002, the Company's current ratio, I.E. the ratio of current assets to current liabilities, was 0.25 compared to 0.49 at December 31, 2001. Until normalized cash flows from the Company's operations are achieved, the Company will be relying primarily upon loans from its director-controlling stockholder and, to a lesser extent, upon existing cash balances, accounts receivable collections, other placements of debt or equity and institutional sources of debt and equity capital for working capital purposes.

         CASH FLOW. For the nine months ended September 30, 2002, net cash used in operating activities was $3,171,252, compared to $5,854,693 for the nine months ended September 30, 2001. The decrease in net cash used in operating activities was due primarily to the decrease in net loss, decrease in other receivables, decrease in inventory and increase in deferred changes, offset, in part, by the increase in trade accounts receivable, increase in other assets and decrease in customer deposits. Cash used in operating activities during the nine months ended September 30, 2002 is net of depreciation and amortization of $675,891, compared to $600,264 for the nine months ended September 30, 2001 and amortization of deferred interest of $302,131 for the nine months ended September 30, 2002, compared to $250,914 for the nine months ended September 30, 2001, and reflects an increase in accounts receivable of $178,339, compared to a decrease of $533,974 for the nine months ended September 30, 2001; a decrease in inventory of $48,391, compared to an increase of $510,625 for the nine months ended September 30, 2001; an increase in other assets of $503,500, compared to no change for the nine months ended September 30, 2001; a decrease in prepaid expenses of $244,498, compared to an increase of $4,228 for the nine months ended September 30, 2001; an increase in other receivables of $22,952, compared to an increase of $718,715 for the nine months ended September 30, 2001; an increase in accounts payable of $301,433, compared to a decrease of $299,849 for the nine months ended September 30, 2001; an increase in accrued expenses of $89,968, compared to a decrease of $90,238 for the nine months ended September 30, 2001; an increase in customer deposits of $412,344, compared to a decrease of $56,698 for the nine months ended September 30, 2001; and an increase in deferred charges of $485,893, compared to a decrease of $65,785 for the nine months ended September 30, 2001. The decrease in customer deposits results from the recognition of a 50% contract deposit upon completion. With regard to the increase in other assets, see Note 5 to the financial statements.

         For the nine months ended September 30, 2002, investing activities used net cash of $832,156, compared to $732,155 of net cash used in investing activities for the nine months ended September 30, 2001. The increase in net cash used in investing activities was due, in part, to additional equipment purchased and held for rental. Net cash used in investing activities for the nine months ended September 30, 2002 consisted of $213,694 for the acquisition of plant equipment, $509,301 for equipment purchased and held for rental, and $134,263 in deposits, offset by the amortization of patents and trademarks of $25,102.

         For the nine months ended September 30, 2002, net cash provided by financing activities was $3,444,554 compared to $7,498,667 for the nine months ended September 30, 2001. The decrease is attributable to the absence of proceeds from the sale of common stock and higher repayments of leases and stockholders loans, offset by increased proceeds from stockholders loans and leases. For the nine months ended September 30, 2002, cash from financing activities consisted of $3,285,000 from stockholder loans and proceeds of $499,999 from the placement of convertible debt, reduced by the repayment of leases payable of $1,986,421, and the repayment of stockholder loans of $595,950. In addition, as part of the Company's financing activities, during the nine months ended September 30, 2002, the Company received proceeds of $2,241,926 from a third-party leasing company through which the Company has financed most of its furniture, equipment, and tooling. The leases have a mandatory buyout and terms ranging from 24 to 39 months.

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table presents the Company's contractual cash obligations and commercial commitments as of September 30, 2002. The Company has no other significant contractual obligations or commercial commitments either on or off its balance sheet as of September 30, 2002.

                                                           PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH
OBLIGATIONS                         TOTAL         < 1 YEAR        1-3 YEARS       4-5 YEARS       > 5 YEARS
----------------------------    ------------    ------------    ------------    ------------    ------------
Long-term Debt                  $ 3,238,068     $   618,991     $ 2,619,077     $        --     $        --
Capital Lease Obligations         6,051,013       2,808,817       3,153,564          88,632              --
Operating Leases                  2,233,214         554,415         518,663         515,616         644,520
Other Long-term Obligations              --              --              --              --              --
----------------------------    ------------    ------------    ------------    ------------    ------------
TOTAL                           $11,522,295     $ 3,982,223     $ 6,291,304     $   604,248     $   644,520

OUTLOOK

         Based on the assumption that the Company continues to receive additional loans from its director-controlling stockholder and based on the assumption that the Company will place additional units of convertible debt pursuant to the plan approved by the Company's Board of Directors in February 2002, the Company believes that it will be able to fund its operations and required expenditures for the remainder of 2002 through cash on hand, cash flow from operations, and cash from private placements of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, the Company will need to seek cash from public or private placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that the Company will successfully obtain necessary liquidity sources necessary to fund the Company's operations in the upcoming year. If we continue to generate significant losses from our operations, and are not able to locate additional sources of liquidity, we may be unable to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer, treasurer and controller, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company would be made known to them by others within the Company.

         (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls, or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

RISK FACTORS AND FORWARD-LOOKING INFORMATION

         THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH STATEMENTS REFER TO EVENTS THAT COULD OCCUR IN THE FUTURE AND MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "INTEND," "PLAN," "BELIEVE," CORRELATIVE WORDS, AND OTHER EXPRESSIONS INDICATING THAT FUTURE EVENTS ARE CONTEMPLATED. SUCH STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS QUARTERLY REPORT. IN ADDITION TO THE OTHER INFORMATION CONTAINED HEREIN, INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS.

         DEPENDENCE ON DIRECTOR-CONTROLLING STOCKHOLDER. The Company has relied on loans and equity investments from its director-controlling stockholder. The director-controlling stockholder loaned the Company $2,625,000 during the nine months ending September 30, 2002. If the director-controlling stockholder should cease such funding, there is no assurance that other sources of cash will be available. The director-controlling stockholder has no obligation to continue making such loans.

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

         HISTORY OF SIGNIFICANT OPERATING LOSSES. The Company has a history of significant operating losses and anticipates continued operating losses for the foreseeable future. For the nine months ended September 30, 2002 and for the years ended December 31, 2001 and 2000, the Company incurred operating losses attributable to common stockholders of $4,202,322, $7,566,090 and $6,656,561, respectively, and our operations have used $3,171,252, $5,598,153 and $5,099,492 of cash, respectively. As of September 30, 2002 and December 31, 2001 and 2000, the Company had accumulated deficits of $34,779,789, $30,557,472 and $23,011,382, respectively.

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

         LIMITED OPERATING RESULTS; NO INDEPENDENT MARKET RESEARCH OF POTENTIAL DEMAND FOR CURRENT OPERATIONS. Until January 2000, the Company was in the development stage and had limited sales of its products. The Company's activities have been limited to analyzing the gaming industry, consulting with persons in the gaming industry, negotiating interim financing arrangements, developing products, establishing a distribution network for its products, marketing its products to the gaming industry, manufacturing its products and commencing product sales. Although the Company anticipates significant sales development and revenue growth during the remainder of 2002 and 2003, there is no guarantee that the Company will generate sufficient revenue to sustain its operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for the Company's business operations.

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

         RELIANCE ON THE GAMING INDUSTRY. Nearly all of our revenue is generated by the sale or placement of the Company's products to existing gaming properties. The economic health of the gaming industry, and, therefore, the Company's revenues, are affected by a number of factors beyond its control, including general economic conditions, levels of disposable income of gaming patrons, acts of terrorism and anti-terrorism efforts, increased transportation costs resulting in decreased travel by gaming patrons, changes or proposed changes in tax laws, legal and regulatory issues affecting the development, operation and licensing of gaming properties and competitive conditions in the gaming industry. These factors may impact the demand for the Company's products and could materially affect revenues that the Company realizes on the sale or placement of its products.

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

         The strength and profitability of our business depends on the overall demand for the Company's products and growth in the gaming industry. Further, gaming industry revenues are sensitive to general economic conditions and generally rise or fall more rapidly in relation to the condition of the overall economy. Although the Company cannot accurately estimate the economic impact of the recent terrorist attacks at this time, the gaming industry has been negatively affected by the reduction in air travel and tourism, and the Company expects that any significant decline in the economic health or growth of the lodging industry will reduce demand for its products.

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

         "PENNY" STOCK REGULATION OF BROKER-DEALER SALES OF COMPANY SECURITIES. The Company does not presently meet the requirements for a NASDAQ Small Cap Market listing. The OTC Bulletin Board has no quantitative written standards and is not connected with the NASD. Until the Company obtains a listing on the NASDAQ Small Cap Market, if ever, the Company's securities may be covered by Rule 15g-9 under the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must furnish to all investors in penny stocks, a risk disclosure document required by Rule 15g-9 of the Securities Exchange Act of 1934, make a special suitability determination of the purchaser and have received the purchaser's written agreement to the transaction prior to the sale. In order to approve a person's account for transactions in penny stock, the broker or dealer must (i) obtain information concerning the person's financial situation, investment experience and investment objectives; (ii) reasonably determine, based on the information required by paragraph (i) that transactions in penny stock are suitable for the person and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the rights of transactions in penny stock; and (iii) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination required by paragraph (ii) in this section, stating in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in a designated security subject to the provisions of paragraph (ii) of this section unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person, and stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement and the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience and investment objectives and obtain from the person a manually signed and dated copy of the written statement. A penny stock means any equity security other than a security (i) registered, or approved for registration upon notice of issuance on a national securities exchange that makes transaction reports available pursuant to 17 CFR 11Aa3-1; (ii) authorized or approved for authorization upon notice of issuance, for quotation in the NASDAQ system; (iii) that has a price of five dollars or more; or (iv) whose issuer has net tangible assets in excess of $2,000,000 demonstrated by financial statements dated less than fifteen months previously that the broker or dealer has reviewed and has a reasonable basis to believe are true and complete in relation to the date of the transaction with the person. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities.

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

         On June 7, 2002, Beth Thacker filed a complaint (Case No. 02-2-13207-3KNT) against the Company in the Superior Court of Washington in and for King County. The complaint alleges, among other things, claims for gender discrimination, negligence, hostile work environment, and constructive discharge and requests compensatory and punitive damages, attorneys' fees and costs. The Company has removed this case (Case No. C02-1374P) to the United States District Court for the Western District of Washington and intends to vigorously defend this litigation. This litigation is now in the discovery phase.

         On July 29, 2002, Contract Manufacturing Service, Inc., filed a complaint (Case No. A454098) in the District Court of Clark County, Nevada. The complaint alleges non-payment of product allegedly delivered, and requests compensatory damages in the amount of $29,896.14, interest, attorneys' fees and costs. The Company has filed its answer, and this matter will proceed through the court-mandated arbitration program.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     2002 CONVERTIBLE DEBT PROGRAM

         On February 21, 2002, the Company's Board of Directors authorized a private placement of $4,999,995 of convertible notes. The convertible notes accrue interest at 9.5% per annum, mature one year from the date of issuance (where the holder has the discretion to extend maturity date for up to four one-year periods) and are convertible into shares of the Company's common stock one year after issuance at a rate of $0.35 per share. The $4,999,995 of convertible notes are convertible into a maximum of 14,285,700 shares of the Company's common stock. In addition, for each convertible note of $49,999.95, the Company will issue a warrant to purchase 12,500 shares of the Company's common stock with an exercise price of $0.35. The Company intends to rely upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder. Through September 30, 2002, the Company had placed convertible notes totaling $499,999.50 and representing 1,428,570 convertible shares and 125,000 warrants pursuant to this private placement. The Company has used and will use the proceeds from this private placement for general corporate purposes and working capital. As of September 30, 2002, $4,499,995.50 of convertible notes remained to be placed pursuant to the program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         On October 24, 2002, the Company executed an agreement with Dolphin Advanced Technologies Pty Ltd. and Dolphin Products Pty Ltd. for the Company's purchase of certain tangible and intangible assets relating to an electronic verification device under the registered name Deck-Checker(R). These assets include equipment, supplies, and all intellectual property, including patent rights, pending patent applications, registered trademarks, pending trademark applications, and other assets related to an electronic verification device and the technology for verifying the composition of a deck of playing cards based on machine vision technology. As payment for these assets, the Company agreed to pay One Million Nine Thousand Eight Hundred Dollars ($1,009,800), as follows:
(i) Five Hundred Four Thousand Nine Hundred Dollars ($504,900) upon the Company's successful production of five (5) fully operational, universal units of the Deck-Checker(R) (the "First Payment"); and (ii) Five Hundred Four Thousand Nine Hundred Dollars ($504,900) within six (6) months of the First Payment. This transaction will close on a date to be determined by the parties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.
                  ---------

                  99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

         (b)      Reports on Form 8-K.
                  --------------------

                  During the three month period ending September 30, 2002, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated as of August 14, 2002 announcing its submission to the Securities and Exchange Commission of the certification required by its chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002.


                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VendingData Corporation
                                  --------------------------------------------
                                                   (Registrant)


Date:  November 14, 2002          By:   /s/ Steven J. Blad
                                        --------------------------------------
                                        Steven J. Blad
                                  Its:  President, Chief Executive Officer and
                                        Treasurer

                             VENDINGDATA CORPORATION
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Steven J. Blad, President, Chief Executive Officer and Treasurer of VendingData Corporation, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of VendingData Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002          By:     /s/ Steven J. Blad
                                      ------------------------------------------
                                      Steven J. Blad, President, Chief Executive
                                         Officer and Treasurer