Form 10KSB
period 2002-12-31
VENDINGDATA CORP
filed 2003-03-31
CIK 1004673

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended     December 31, 2002
                                             ------------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

              For the transition period from _________ to ________

                        Commission file number     000-25855
                                               ----------------

                             VendingData Corporation
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                     91-1696010
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           6830 Spencer Street, Las Vegas, Nevada                    89119
-------------------------------------------------------------     -----------
(Address and telephone number of principal executive offices)     (Zip Code)

Issuer's telephone number:         (702) 733-7195
                               ------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered

--------------------------------     ------------------------------------------
--------------------------------     ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                              (Title of each class)

--------------------------------------------------------------------------------
                              (Title of each class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $3,494,593

         State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $3,514,137.75 ($2.25 per share as of February 26, 2003)

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.001 par value      7,625,826 shares as of March 21, 2003

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference from the issuer's Proxy Statement on
Schedule 14A to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

                                TABLE OF CONTENTS

PART I.........................................................................3
    Item 1.       Description of Business......................................3
                      SecureDrop(TM)System.....................................4
                      Shuffler Product Line....................................9
                      Additional Products.....................................11
                      Regulations and Licensing...............................13
                      Marketing...............................................17
                      Distribution............................................17
                      Competition.............................................18
                      Product Development and Manufacturing...................19
                      Intellectual Property...................................20
                      Employees...............................................21
    Item 2.       Description of Property.....................................21
    Item 3.       Legal Proceedings...........................................21
    Item 4.       Submission of Matters to a Vote of Security Holders.........22
PART II.......................................................................23
    Item 5.       Market for Common Equity and Related Stockholder Matters....23
                      Market Information......................................23
                      Common Stock............................................24
                      Preferred Stock.........................................24
                      Options.................................................24
                      Warrants................................................24
                      Convertible Debentures..................................25
                      Dividend Policy.........................................26
                      Equity Compensation Plan Information....................26
    Item 6.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................26
                      Statement on Forward-Looking Information................26
                      Qualification Related to Reliance on Projections........27
                      Overview................................................27
                      Accounting Policies.....................................27
                      Results of Operations - Years Ended
                       December 31, 2002 and 2001.............................28
                      Liquidity and Capital Resources.........................30
                      Outlook.................................................31
                      Risk Factors and Forward-Looking Information............32
    Item 7.       Financial Statements........................................38
    Item 8.       Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure........................54
PART III......................................................................55
    Item 9.       Directors, Executive Officers, Promoters and Control
                   Persons....................................................55
    Item 10.      Executive Compensation......................................55
    Item 11.      Security Ownership of Certain Beneficial Owners and
                   Management.................................55
    Item 12.      Certain Relationships and Related Transactions..............55
    Item 13.      Exhibits and Reports on Form 8-K............................55
    Item 14.      Controls and Procedures.....................................55
CERTIFICATIONS................................................................58
EXHIBIT INDEX.................................................................60

                                CAUTIONARY NOTICE

         This Annual Report of VendingData Corporation on Form 10-KSB contains forward-looking statements in which our management shares its knowledge and judgment about factors which it believes may materially affect our performance in the future. Terms expressing future expectations, outlook potential and anticipated growth in gaming industries and markets, acceptance of our products and services, estimates on revenues and earnings, and like expressions typically identify such statements.

         All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: our liquidity requirements, our ability to locate necessary sources of capital to sustain our operations, the continued growth of the gaming industry, the success of our product development activities, the acceptance of our products in the marketplace, vigorous competition in the gaming industry, our dependence on existing management, changes in gaming laws and regulations (including actions affecting licensing), our leverage and debt service (including sensitivity to fluctuations in interest rates) and domestic or global economic conditions.

         Forward-looking statements speak only as of the date they are made, and readers are warned that we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

         Readers are urged to carefully review and consider the disclosures in this and other reports which discuss factors relevant to our business. See Part
II. "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Forward-Looking Information."

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

         VendingData Corporation was originally incorporated in the State of Washington on September 21, 1995, and reincorporated in Nevada on March 4, 1999. In March 2000, we amended our Articles of Incorporation to change our corporate name from "Casinovations Incorporated" to "CVI Technology, Inc." In June 2000, we again amended our Articles of Incorporation to change our name from "CVI Technology, Inc." to "VendingData Corporation."

         We are headquartered in Las Vegas, Nevada, and develop, manufacture and distribute products that increase security, productivity and profitability for the gaming industry. Our principal products are:

         o The SecureDrop(TM)System, an electronically identified slot revenue and data collection system for gaming machines;

         o The Deck-Checker(R), an automated playing card scanning machine;

         o The Random Ejection Shuffler(TM), a computer-based shuffling device that is capable of shuffling between one and eight decks of cards; and

         o The Continuous Random Ejection Shuffler, a computer-based shuffling device that continuously shuffles and recycles the same group of cards.

         In addition, we are developing the PokerOne(TM) Shuffler, a computer-based shuffling device that is designed for use with single deck poker variation games. Since 1999, we have invested approximately $33 million to complete the development of the SecureDrop(TM) System and our automated shufflers. As part of this process, we have secured eight patents in the United States, Australia and Canada with respect to different aspects of our automated shufflers, have secured two patents in the United States with respect to certain aspects of SecureDrop(TM) System and have filed additional patent applications for our products. We are developing advancements for our current products as well as additional technology for the expansion of our overall product line for the gaming industry.

         We maintain our principal offices and manufacturing facilities at 6830 Spencer Street, Las Vegas, Nevada 89119. Our telephone number and facsimile number are (702) 733-7195 and (702) 733-7197, respectively.

         SECUREDROP(TM) SYSTEM

         We launched the SecureDrop(TM) System in September 1999 to provide casino operators with time and labor savings, enhanced security and accountability in the slot machine coin collection process. We subsequently adapted the SecureDrop(TM) System to apply to the paper currency collection process as well. The coin collection process and the paper currency collection process are referred to as the hard drop and the soft drop, respectively.

         The SecureDropTM System provides gaming operators with a reliable method of tracking the currency and coin containers from the time currency and coin are removed from the gaming machine to the time they arrive in the casino's count room. The SecureDropTM identification and time stamp technology replaces the existing manual methods still used throughout the gaming industry. The SecureDropTM products are compatible with existing casino systems, including operators with or without online slot accounting systems. The technology utilizes specially designed bill canisters and drop buckets that house a memory chip that works in conjunction with a sensor base beneath the gaming machine. The electronic chip system automatically links the canister to the relevant gaming machine and transfers the data for electronic processing. Using a specially designed SecureDropTM Mobile Command Center with a built in data-recording device, all of the relevant information is captured from the memory chip.

         The SecureDrop(TM) System Control Software provides a complete tracking and control system for all slot revenue containers on the gaming floor. The SecureDrop(TM) System Control Software is responsible for running all of our SecureDrop(TM) System Modules. The SecureDrop(TM) System Control Software is designed to create a secure environment and maintains all databases and time clocks throughout the system. Every function can be password protected, and each user can have a completely customized profile for system access.

         SECUREDROP(TM) SOFT COUNT MODULE

         The SecureDrop(TM) Soft Count Module provides a bill (paper currency) canister identification system that enables gaming operators to electronically track, secure and identify all bill canisters on the casino floor and in the count room. The SecureDrop(TM) time stamp system deters canister switching, theft and loss by recording all phases of the soft drop process, accounting for the bill canister's removal from the gaming machine, the time the bill canister is in transport and the time of the bill canister's arrival in the casino's soft count room. Through the comprehensive SecureDrop(TM) database system, all bill canisters can be identified, tracked and accounted for with the highest degree of security.

         The SecureDrop(TM) Soft Count Module works as follows:

         1. First, a new or "cold" electronic bill canister is placed on a specially designed canister base in the gaming machine;

         2. Second, once a new or "cold" electronic bill canister is placed in the gaming machine, a green light is activated that indicates the beginning of the audit trail.

         3. Third, the full or "hot" electronic bill canister is removed from the gaming machine and then secured in the SecureDrop(TM) Canister Transport Vault, where a green light indicates the "hot" electronic bill canister has been accepted.

         4. Fourth, the full or "hot" electronic bill canister is monitored by the SecureDrop(TM) Canister Transport Vault until the electronic bill canister arrives at the casino's soft count room, where the failure of the electronic bill canister to arrive will generate a Missing Canister Report.

         5. Fifth, the full or "hot" electronic bill canister is placed on the SecureDrop(TM) Canister Docking Station, which downloads the information stored in the "hot" electronic bill canister and clears the memory of the "hot" electronic bill canister.

         6. Sixth, the data is saved to the SecureDrop(TM)Software and can then be used to generate reports or can be transferred to an existing slot accounting program.

         7. Seventh, a barcoded ticket with a hard copy of the audit trail is printed for each "hot" electronic bill canister for accounting purposes.

         8. Lastly, the new or "cold" electronic bill canister is then returned to any gaming machine to begin a new audit trail.

         With the SecureDrop(TM) Soft Count Module, canister security is enhanced, canister movement is accounted for and soft count accuracy is confirmed. The SecureDrop(TM) Soft Count Module creates a complete history of each canister's movement from the gaming machine to the casino's soft count room.

         SECUREDROP(TM) HARD COUNT MODULE

         The SecureDrop(TM) Hard Count Module provides a bucket identification system that enables gaming operators to electronically track and identify all buckets and slot machines, secure the coins immediately, and we believe, in essence, brings the hard count room to the casino's slot floor. The heart of the SecureDrop(TM) Hard Count Module is the electronic bucket featuring the patented SecureDrop(TM) identification technology. The smart bucket works with enhanced controls inside the slot machine to record the ID number and meter readings of the slot machine. The specially designed SecureDrop(TM) Multi Bin Coin Vaults are used to secure the coin on the casino's slot floor.

         The SecureDrop(TM) time stamp system helps to deter theft and loss by recording all phases of the drop process. After the buckets are weighed, that data gathered and the coins secured, the cleared buckets can be returned to any slot machine. Any coin variance is immediately identified, and steps can be taken to correct the problem. When used with the SecureDrop(TM) Mobile Command Center, the SecureDrop(TM) Hard Count Module allows operators to utilize a single-bucket drop system. Using the comprehensive SecureDrop(TM) database system, all drop buckets can be identified, tracked and accounted for with a high degree of security.

         The SecureDrop(TM) Hard Count Module works as follows:

         1. First, an empty electronic bucket is placed on a specially designed base in the gaming machine;

         2. Second, once an empty electronic bucket is placed in the gaming machine, a green light is activated that indicates the beginning of the audit trail and the recording of the gaming machine's identity through a memory chip affixed to the electronic bucket.

         3. Third, the electronic bucket is pulled from the gaming machine and placed on the SecureDrop(TM) Mobile Command Center scale, where a green light acknowledges that all data, including the gaming machine number, the amount of coins in the electronic bucket and any meter information, has been transferred to the tracking program.

         4. Fourth, after gathering data, the electronic bucket's contents are deposited into the SecureDrop(TM) Multi Bin Coin Vault, safely securing coins in seconds instead of hours.

         5. Fifth, upon removal from the scale, the electronic bucket is considered clean and can be placed in any other slot machine.

         6. Sixth, before leaving the slot floor, the drop team can run a Missing Machine Report to ensure the drop has been completed.

         7. Seventh, the data saved to the SecureDrop(TM) Software can then be used to generate reports or can be transferred to an existing slot program for further analysis.

         With the SecureDrop(TM) Coin Transfer system, once the coins are gathered, the only remaining task in the casino's hard count room is to wrap and rack the coin. The SecureDrop(TM) conveyor belt system helps automate and streamline this process. With the SecureDrop(TM) Hard Count Module, security is enhanced, and hard count accuracy is confirmed.

         ELECTRONIC CANISTER

         Designed for use with the SecureDrop(TM) Soft Count Module, each electronic bill canister is specially equipped with a memory chip that works with the enhanced electronics inside the slot machine. Through the memory chip, we can identify the slot machine, record the times the canister is placed in and removed from the slot machine and notify an online system in the event of an unauthorized removal of the bill canister. The canister also works in conjunction with the secure SecureDrop(TM) Canister Transport Vault and the SecureDrop(TM) Mobile Command Center to continue to electronically monitor and track every movement of the bill canister.

         Our electronic canisters are available in a variety of sizes to fit all bill acceptors, are encoded to prevent unauthorized access, are tamper-proof, have sufficient memory to accommodate several days of tracking data and possess alarms to indicate unauthorized canister removal.

         ELECTRONIC BUCKET

         The heart of the SecureDrop(TM) Hard Count Module is the electronic bucket. Each electronic bucket is designed to straddle the slot base for easy, positive placement and provide a time and date stamp audit trail of the electronic bucket's placement in and removal from the slot machine. Each electronic bucket is specially equipped with a memory chip that works with the enhanced electronics inside the slot machine to identify the slot machine and record meter readings. Once the electronic bucket has been placed on a base, the memory chip electronically identifies the bucket with the particular slot machine. After the electronic bucket has been weighed and the data transferred to the tracking program, the cleared electronic bucket can be placed into any slot machine.

         Each electronic bucket is built of heavy polypropylene for durability, has re-enforced handles for easy lifting of large weights, is molded of anti-static material to protect the integrated electronics of slot machines and is available in a variety of sizes to fit any machine.

         SECUREDROP(TM) MOBILE COMMAND CENTER

         The SecureDrop(TM) Mobile Command Center is designed to save time and reduce labor by collecting data from each gaming machine, tracking the inventory of all canisters collected, providing missing canister reports, eliminating barcodes and slips and providing alarm and reporting capabilities. In addition, the SecureDrop(TM) Mobile Command Center can be used with or without online slot accounting systems, can serve as an integrated data back-up and recovery system and can be used with either the SecureDrop(TM) Soft Count or Hard Count Modules. The SecureDrop(TM) Mobile Command Center consists of a mobile data-recording device along with an onboard computer and software built into the cart. The SecureDrop(TM) Mobile Command Center consists of:

         o        A data gathering unit;

         o        A portable computer running the SecureDrop(TM)System;

         o        A tracking program;

         o        A power supply and charging unit;

         o        A mobile platform; and

         o        An optional video surveillance system.

         In addition, smaller transport systems can provide for emergency drops while continuously monitoring the status of canisters or buckets and location until the normal drop period begins.

         SECUREDROP(TM) CANISTER TRANSPORT VAULT

         The SecureDrop(TM) Canister Transport Vault immediately secures canisters on the slot floor, reducing exposure and increasing security. The vault is designed to include interchangeable canister shelves, which can be fully customized for any slot floor layout or for any canister type. These shelves accept the bill canisters, secure the currency and gather the electronically stored information. Once a valid canister is secured in the vault, the canister is monitored throughout the drop process. In this regard, alarms may be customized to sound in the event of the unauthorized removal of a canister, the incorrect placement of a cold canister or the invalid audit trail detected in canister memory.

         SECUREDROP(TM) CANISTER DOCKING STATION

         In the count room, the SecureDrop(TM) Canister Docking Station gathers the information electronically stored in each canister and prints a barcoded ticket showing the machine ID number and a hard copy of the canister's audit trail. Once a canister is removed from SecureDrop(TM) Canister Transport Vault and placed on the SecureDrop(TM) Canister Docking Station, the data from the canister is downloaded a final time into the database and verified. The canister is then cleared and can be placed into any slot machine. The SecureDrop(TM) Canister Docking Station then prints a barcoded ticket, which is bundled with the currency, tickets or coupons from the canister. The barcoded ticket can then be scanned by the currency counting equipment, thereby completing the electronic data transfer. Multiple docking stations can be added for faster canister processing.

         SECUREDROP(TM) COIN VAULTS

         In conjunction with the SecureDrop(TM) Hard Count Module, we offer two coin vaults, the SecureDrop(TM) Multi Bin Coin Vault and the SecureDrop(TM) Single Bin Coin Vault. The SecureDrop(TM) Multi Bin Coin Vault accommodates up to five coin denominations and navigates easily through most casino floors. The SecureDrop(TM) Single Bin Coin Vault is designed for smaller casinos and cruise ships and has only one compartment for coins. Both coin vaults immediately secure coin on the slot floor, reduce coin exposure and increase security. Data and coin collection functions are automatically combined in our mobile vaults.

         SECUREDROP(TM) VIDEO SURVEILLANCE OPTION

         The SecureDrop(TM) Video Surveillance Option includes a miniature black and white surveillance camera and an on-board VCR. The VCR has a built-in Time-of-Day clock and one line text annotation capability. The system runs on 12 volts, is built for mobile applications and can record an entire drop session. The video surveillance system is designed to view the coin scale and computer display during the drop process.

         SECUREDROP(TM) COIN TRANSFER OPTION

         The SecureDrop(TM) Coin Transfer Option quickly and efficiently transports bulk coin from the SecureDrop(TM) Coin Vault to the automatic wrappers. The result is a more efficient hard count room with less lifting and coin handling by operators. The SecureDrop(TM) Coin Transfer Option is designed to reduce coin wrap time, increase safety, improve security, improve operations and decrease drop-related costs.

         MARKET FOR THE SECUREDROP(TM) SYSTEM

         Our management believes that the market for the SecureDrop(TM) System encompasses all casinos, gaming halls or other venues that feature 100 machines or more coin and/or paper money based gaming machines. The world gaming machine market is complex and segmented based on different machines in terms of technology, winnings, payout, range of bets and losses and regulatory environments.

         We estimate that the potential market for the SecureDrop(TM) System consists of approximately 24 million gaming machines, of which eight million represent the market for SecureDrop(TM) in its current design. Through the development of additional products and features for the SecureDrop(TM) System, we believe that we will be able to expand the market for the SecureDrop(TM) System to additional gaming machines.

         Our management estimates that some of the better operated casinos experience a 0.5% to 0.9% shortfall in actual coins arriving in the count rooms and that some operators have losses as high as several percentage points. Based upon documented experience from our casino customers, with the SecureDrop(TM) System, shortfalls in coins arriving in the casino's hard count room have been reduced to 0.2% or less, and personnel and collection times have been cut by up to 40%-60%.

         INSTALLATIONS OF THE SECUREDROP(TM) SYSTEM

         As of December 31, 2002, we have installed 23,598 units of the SecureDrop(TM) Hard Count Module. With respect to the SecureDrop(TM) Hard Count Module, we have installed units at over 30 different gaming properties, including the Pechanga Entertainment Center, Temecula, California; the Table Mountain Casino & Bingo, Friant, California; the Viejas Casino & Turf Club, Alpine, California; the Mystic Lake Casino, Prior Lake, Minnesota; Casino Magic in Bay St. Louis and Biloxi, Mississippi; Caesar's Palace, Las Vegas, Nevada; and Oneida Bingo & Casino, Oneida, Wisconsin. With respect to the SecureDrop(TM) Soft Count Module, we installed 3,200 units at the Oneida Bingo & Casino in Oneida, Wisconsin during 2002. In addition, we have completed the installation of 4,718 units of the SecureDrop(TM) Soft Count Module at three casino properties owned by Park Place Entertainment, Inc. during the first quarter of 2003. These casino properties are the Caesars Palace in Las Vegas, Nevada, the Flamingo in Las Vegas, Nevada and Caesars Tahoe in Lake Tahoe, Nevada. The Company anticipates the installation of the SecureDrop(TM) Soft Count system at two additional Park Place Entertainment properties in the second quarter of 2003.

         SHUFFLER PRODUCT LINE

         We currently offer the Random Ejection Shuffler(TM), a batch shuffler, and the Continuous Random Ejection Shuffler, a continuous shuffler. We are currently developing a third shuffler, the PokerOne(TM) Shuffler, to provide shuffles of pre-dealt hands of cards for specialty poker games.

         We believe that the motivating factors for casino operators to adopt automatic shufflers on gaming tables include the desire to increase dealer productivity, reduce exposure to fraud and cheating by dealers, players or both and reduce reliance on experienced dealers. The ability to turn more hands, or decisions, per hour and reduce the advantage knowledgeable players have with respect to poor manual shuffles will more likely generate higher "holds" from automated shufflers than from manual shuffles.

         RANDOM EJECTION SHUFFLER(TM) AND CONTINUOUS RANDOM EJECTION SHUFFLER

         The Random Ejection Shuffler(TM) is a batch shuffler that is capable of shuffling between one and eight decks of cards. The Continuous Random Ejection Shuffler is a continuous shuffler that continuously recycles the same group of cards. Both shufflers can accommodate different games of blackjack or baccarat.

         The patented technology used in the Random Ejection Shuffler(TM) is designed to produce an independent card selection in that any card may be ejected from the card tray at any time and restacked in an unpredictable manner. As a result, clumps, slugs or memorized sequences are eliminated from shuffles. We believe that this technology negates advantages achieved by expert players. While most shuffling machines repeat the same mechanical action, each shuffle in the Random Ejection Shuffler(TM) is unique. In the batch mode, the Random Ejection Shuffler(TM) can shuffle six decks of cards in approximately three minutes and, due to the speed of the shuffler, neutralize card counting. Further, through the use of a second batch of cards, the Random Ejection Shuffler(TM) maintains productivity and reduces downtime due to manual card shuffling. Through the use of the Random Ejection Shuffler(TM), we believe that dealer productivity can be increased.

         With the Continuous Random Ejection Shuffler, all playing cards remain in a continuous shuffle, except for a small batch used during play. After play, this batch is returned to the shuffler, and a new batch is used for play. The Continuous Random Ejection Shuffler provides operator security by neutralizing card counters and locaters, while increasing player satisfaction derived from a hand-held game. The cards may also be loaded and dealt from a traditional card-dealing shoe.

         From a manufacturing perspective, we produce a batch shuffler that may be converted to a continuous shuffler with a very slight and inexpensive modification. Upon conversion, the shuffler may be used as either a batch shuffler or a continuous shuffler. We began shipping the Random Ejection Shuffler(TM) in the spring of 1999 and have spent considerable engineering time and resources to improve its speed and reliability. In the fourth quarter of 2000, we began to ship the Continuous Random Ejection Shuffler. We believe that our research and development are substantially complete and that our products have begun to perform to or above design specifications that will satisfy industry demands. In an attempt to improve on our shufflers, we began a re-development of our shufflers that includes the switch in power from AC to DC, the conversion to an external power supply, the re-design of the cabinet, the addition of an external lever to adjust the shuffler for card thickness and the incorporation of a video recognition system for checking the cards.

         We offer the Random Ejection Shuffler(TM) and the Continuous Random Ejection Shuffler for rent only to properties located in the United States. For properties located internationally, we offer the Random Ejection Shuffler(TM) and the Continuous Random Ejection Shuffler for sale only.

         POKERONE(TM) SHUFFLER

         To complement our current shufflers, we have developed the PokerOne(TM) Shuffler, a specialty game shuffler utilizing new and existing technology. We believe that the PokerOne(TM) Shuffler will help us to better penetrate the overall shuffler market. Specialty game shufflers are only used in single deck poker variation games such as Caribbean Stud(TM), Let It Ride(TM), Pai Gow Poker and Three Card Poker. The PokerOne(TM) Shuffler is designed to re-stack the deck and deliver the required number of cards (either 3, 5 or 7 cards) into packets using a batch system method. Our management has estimated that the potential market worldwide for the PokerOne(TM) Shuffler is approximately 8,000 table games. The prototype of the PokerOne(TM) Shuffler was completed in the first quarter of 2003, and beta testing for the PokerOne(TM) Shuffler will begin in the third quarter 2003. Initially, we will manufacture the units in China and offer it for sale outside the United States.

         We believe that the PokerOne(TM) Shuffler will significantly raise the standard for specialty game shufflers and will compete with the Ace(R) Shuffler, manufactured by Shuffle Master, Inc. Currently, the Ace(R) Shuffler is the only specialty game shuffler on the market that has the capability to shuffle a single deck of cards and put the cards into individual packets. The Ace(R) Shuffler is also able to verify the total quantity of cards shuffled and the quantity of cards in each packet.

         In order to compete with the Ace(R) Shuffler in terms of the capabilities offered, we have designed the PokerOne(TM) Shuffler to provide the following:

         o Shuffle and prepare the cards into the individual packets required for the specialty poker game;

         o Provide sufficient speed to maintain the pace of the game even if just a single player is playing;

         o Verify the overall quantity of the cards shuffled and the number of cards in each packet; and

         o        Verify the actual cards dealt to each player.

         By incorporating digital imaging technology, the PokerOne(TM) Shuffler is designed to record the individual cards that are dealt to each player and, as a result, allow operators to verify winning hands that receive large payouts. Since many specialty poker games offer payouts in excess of $100,000, the value in verifying winning hands cannot be overstated. As a result of the characteristics of the PokerOne(TM) Shuffler, we believe that we will be able to provide speed and security in the specialty table game market that has never before been available.

         SHUFFLER MARKET

         According to our estimates, there are over 70,000 gaming tables worldwide, of which 40,000 have the potential to use electronic shuffling products. We estimate that automatic shufflers are installed on approximately 15% of all gaming tables, with most of these installations on specialty gaming tables. Several companies have introduced automatic shufflers for the general market, but for the most part, these efforts have been unsuccessful. There is no meaningful penetration by any competitor in the general gaming table market (blackjack and baccarat tables) to date.

         There are several factors that have resulted in low acceptance of automatic shufflers for the general market, including security issues, reliability/productivity and player confidence. We believe that our technology and ergonomic design will allow our products to overcome these industry concerns:

         o SECURITY. The design of existing shufflers has proven vulnerable to cheating and card counting schemes. We believe that our combination of patented computer and mechanical technology safeguards against cheating schemes. The Random Ejection Shuffler(TM) produces a computer-generated, random and untrackable shuffle, and the Continuous Random Ejection Shuffler eliminates advantage achieved by knowledgeable players, as each card is available for the next round of play by producing "full" decks of continuously shuffled random cards. This has the added benefit of giving the casino a higher hold from the gaming table since the shuffler preserves the original odds of each game, which favor the casino.

         o RELIABILITY/PRODUCTIVITY. Given the paper handling demands placed on card shufflers, shufflers are prone to jamming and breakdown. We have designed our shufflers to be easily accessed by dealers so they can hand-deal cards until the unit can be put back in service and prevent a table from shutting down. In addition, the dealer, with little interruption, can easily put the unit back into play in most cases.

         o PLAYER CONFIDENCE. To reduce cheating schemes, many existing shufflers completely cover or shield from players the deck(s) being shuffled, thereby reducing player confidence in a fair game. The design of our shufflers allows players to see the cards being ejected and re-stacked through a frosted cover without compromising security, which we believe will gain better player acceptance.

         SHUFFLER INSTALLATIONS

         As of December 31, 2002, we had installed a net total of 537 units, representing the number of revenue generating shufflers installed at casinos through sale or rental agreements. Of the units installed as of December 31, 2002, 493 units were the Random Ejection Shuffler(TM), and 60 units were the Continuous Random Ejection Shuffler. Further, of the units installed as of December 31, 2002, 389 units were installed pursuant to rental agreements, and 148 units were sales. In terms of location, as of December 31, 2002, we have installed our shuffler in 81 different gaming properties, including the Greektown Casino in Detroit, Michigan; the Excalibur, the Luxor and the Monte Carlo in Las Vegas, Nevada; the Viejas Casino in Alpine, California; the Silver Dollar in Tacoma, Washington; and the Crystal Palace in the Bahamas.

     ADDITIONAL PRODUCTS

         Although we have focused our research and development on our SecureDrop(TM) and shuffler product lines, we have additional products that are designed to increase security, productivity and profitability for the gaming industry.

         THE DECK-CHECKER(R)

         The Deck-Checker(R) is a card security device that specifically scans playing cards to ensure an accurate count and verify that all of the cards are present. This innovative product confirms the integrity of each card and will reject any non-conforming cards. The Deck-Checker(R) has multiple uses and can be used in the back of the house (casino support departments) to reduce labor costs by expediting the verification process of used cards, or it can be used in the front of the house (the casino floor) to ensure that all table games open with complete and accurate decks, reducing the amount of time it takes to open a table game, thereby increasing productivity. The Deck-Checker(R) allows the re-use of playing cards by providing a secure and reliable method of putting used cards back into play, reducing card usage and the associated costs. In addition, the Deck-Checker(R) can scan from one deck to up to eight decks at a time, can scan each deck in less than 15 seconds, is programmed for all standard playing cards, accommodates plastic, paper and plastic coated playing cards and is programmed with many standard card games.

         The Deck-Checker(R) has an integrated management system and an on-board storage/vault system. The integrated management system gives a report for every transaction to provide an audit trail. Further, the Deck-Checker(R) requires limited training time, as the machine prompts the user throughout the entire checking process. Since the Deck-Checker(R) does not require additional staff, the Deck-Checker(R) is designed to increase efficiency and shorten the start-of-the-day and the end-of-the-day procedures.

         The potential market for the Deck-Checker(R) is estimated at one machine for every 10 table games, or approximately 4,000 machines installed at various casinos around the world. We believe that the Deck-Checker(R) is the only product of its kind in the gaming industry at this time. We currently estimate that a large portion of the Deck-Checker(R) market segment is a rental market that can potentially provide a source of recurring revenue. In November 2002, we announced a five-year agreement with the TCS Aces under which the Deck-Checker(R) will be distributed internationally. As the filing date of this report, we had eight units of the Deck-Checker(R) installed at six casinos, two of which were purchased and six of which were rented. We have firm orders for an additional 10 units with expected ship dates in the second quarter of 2003.

         THE SECUREHOPPER(TM)

         The SecureHopper(TM) is designed to work hand-in-hand with the SecureDrop(TM) line of products. The SecureHopper(TM) can record and report information regarding the hopper such as the amount of coins added to the hopper, the open/closed status of the main door of the slot machine and the filling of the slot machine. This information can be permanently recorded in the SecureDrop(TM) bucket memory until the next data collection is performed. In this manner, the SecureDrop(TM) System will act as a backup data system to the SecureHopper(TM) System. With the SecureHopper(TM), it is known how many coins enter and exit the game at all times, including when the door is open. The SecureHopper(TM) utilizes technology that enables the hopper and its contents to be "weighed." This weight is then translated into the number of coins in the hopper.

         Before this technology, there was no automated way of knowing how many coins were in a slot machine's hopper. The core of the SecureHopper(TM) is an advanced weighing technology, which uses a "load cell" for weighing hopper contents. The SecureHopper(TM) can be calibrated for any coin or token and focuses on three major areas: hopper security, hopper fill notification and hopper fill verification. Hopper security is enhanced by the SecureHopper(TM)'s ability to monitor each slot door open and close, attaching a hopper level quantity and a time stamp to every transaction. This allows the system to isolate any variances occurring from door open to door close. This information is a deterrent to pilfering, resulting in a more efficient slot floor operation. Assessing hopper contents without opening the game is perhaps the SecureHopper(TM)'s most important function. The ability to "pre-fill" games on the floor, thus diminishing downtime for fills, may lead to an increase in slot revenue and player satisfaction. In the 2003 fiscal year, we do not anticipate to generate significant revenue from this product since we propose to concentrate our limited resources on the SecureDrop(TM) System and the development of new shuffler technology.

         OTHER PRODUCTS

         In an attempt to focus our resources on the SecureDrop(TM) and shuffler product lines, we have reduced the number of table games and other products from our portfolio. Our remaining products include:

         o Fantasy 21(TM), a jackpot table game variation of standard blackjack/21 involving a side wager of one dollar.

         o Danny's Jackpot Dice, a variation of the standard craps game that employs an additional side wager made on consecutive points thrown by the shooter.

         o Safety-Peek Cards, a type of playing card designed for standard blackjack/21 that prevents the exposure of a dealer's hole card, I.E. the card that is face down, when used with a modified form of classic peeking action.

         We do not anticipate generating any significant revenue from these products during the 2003 fiscal year.

     REGULATIONS AND LICENSING

         The gaming industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming commissions or similar regulatory authorities of each jurisdiction. Generally, companies that seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization) which are then reviewed for approval. Our products generally fall within the classification of "associated equipment." "Associated equipment" is equipment which is not classified as a "gaming device," but which has an integral relationship to the conduct of licensed gaming. Regulatory authorities in some jurisdictions have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrent with the use of associated equipment. In other jurisdictions, associated equipment must be approved by the regulatory authorities in advance of its use at licensed locations. We have obtained, or are seeking to obtain, approval of our associated equipment in each jurisdiction in which we conduct business that requires such approval. As of December 31, 2002, we have been issued key product approvals and approval waivers from governmental gaming regulators and Native American tribes.

         With respect to the SecureDrop(TM) System, we have received approvals or approval waivers from ten state gaming jurisdictions, various Native American tribes and Saskatchewan, Canada. The state gaming jurisdictions include Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Nevada, New Jersey and North Dakota. The Native American tribes that have issued approvals or approval waivers are located in California, Minnesota and New Mexico. In addition to the foregoing approvals or approval waivers, we have installed various components of the SecureDrop(TM) System in Argentina, Peru, Russia and Sweden, where the regulatory requirements are minimal.

         With respect to our shufflers, we have received approvals for the Random Ejection Shuffler(TM) from five state gaming jurisdictions and approvals for the Continuous Random Ejection Shuffler from three state gaming jurisdictions. The state gaming jurisdictions that have approved the Random Ejection Shuffler(TM) are Indiana, Michigan, Mississippi, Nevada and Washington.

The state gaming jurisdictions that have approved the Continuous Random Ejection Shuffler are Indiana, Mississippi and Nevada. In addition, Gaming Laboratories International, an independent product testing laboratory, has approved the Random Ejection Shuffler(TM) for use in South Dakota and the Random Ejection Shuffler(TM) and the Continuous Random Ejection Shuffler for use in Louisiana. We are currently coordinating the necessary field trials with the Louisiana regulatory authorities. We have also received approvals or approval waivers from various Native American tribes. Although the PokerOne(TM) Shuffler is still in development, the PokerOne(TM) Shuffler would be subject to similar regulatory approvals to which the Random Ejection Shuffler(TM) and the Continuous Random Ejection Shuffler were subject.

         With respect to the DeckChecker(R), product approvals or approval waivers have been obtained from the state gaming jurisdictions of Connecticut, Michigan, Nevada and New Jersey, as well as various Native American tribes.

         NEVADA. The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside Nevada and the manufacture and distribution of associated equipment for use in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder and various local ordinances and regulations. Such activities are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board and various local, city and county regulatory agencies, where said agencies are collectively referred to as the Nevada Gaming Authorities.

         The laws, regulations and supervisory practices of the Nevada Gaming Authorities are based upon the following declarations of public policy:

         o Preventing any involvement, direct or indirect, of any unsavory or unsuitable persons in gaming or in the manufacture or distribution of gaming devices at any time or in any capacity;

         o Strictly regulating all persons, locations, practices and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment;

         o Establishing and maintaining responsible accounting practices and procedures;

         o Maintaining effective controls over the financial practices of licensees (including requirements covering minimum procedures for internal fiscal controls and safeguarding assets and revenues, reliable record keeping and periodic reports to be filed with Nevada Gaming Authorities);

         o        Preventing cheating and fraudulent practices; and

         o Providing and monitoring sources of state and local revenue based on taxation and licensing fees.

         Any changes in such laws, regulations and procedures, depending upon their nature, could have an adverse effect on our operations.

         Although we are not registered with the Nevada Gaming Control Board as a publicly traded corporation, we are currently required to provide a copy of all periodic reports and other filings made with the Securities and Exchange Commission to the Nevada Gaming Control Board. Further, even though applications for the approval of associated equipment are subject to a less comprehensive approval process, the Nevada Gaming Control Board may investigate any individual who has a material relationship to, or material involvement with, VendingData in order to determine whether such individual is suitable or should be licensed as a business associate of VendingData. Our officers, directors and certain key employees may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing. Both require submission of detailed personal and financial information, which is followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all costs of the investigation.

         In the event that the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with VendingData, we would have to sever all relationships with that individual. In addition, the Nevada Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

         In the event that we are found to have violated the Nevada Gaming Control Act, the licenses and/or approvals we hold could be limited, conditioned, suspended or revoked. In addition, we and the persons involved could be required to pay substantial fines, at the discretion of the Nevada Gaming Control Board, for each separate violation of the Nevada Gaming Control Act. The limitation, conditioning or suspension of any license or approval held by us could (and revocation of any license or approval would) materially adversely affect our operations.

         As for security holders of VendingData, any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have the holder's suitability as a beneficial holder of our voting securities determined if the Nevada Gaming Control Board finds reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation. Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Gaming Control Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner.

         LOUISIANA, MICHIGAN, WASHINGTON AND OTHER JURISDICTIONS. We currently distribute products in Louisiana, Michigan, Washington and other domestic gaming jurisdictions and intend to distribute products in other states and jurisdictions. Although the regulatory schemes in these jurisdictions are not identical, their material attributes are substantially similar, as described below.

         The manufacture, sale, distribution and ownership of associated equipment in each jurisdiction are subject to various provincial, state, county and/or municipal laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in that jurisdiction. These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming equipment manufacturers, distributors and operators, as well as persons financially interested or involved in gaming or liquor operations.

         In many jurisdictions, the manufacture or distribution of gaming supplies may not be conducted unless proper licenses are obtained. An application for a license may be denied for any cause which gaming regulators deem reasonable. In order to ensure the integrity of manufacturers and suppliers of gaming supplies, most jurisdictions have the authority to conduct background investigations of VendingData, our key personnel, our significant stockholders and our source of financing. Gaming regulators may, at any time, revoke, suspend, condition, limit or restrict a license for any cause deemed reasonable by such gaming regulators. Fines for violation of gaming laws or regulations may be levied against the holder of a license and persons involved. We and our key personnel have obtained all licenses necessary for the conduct of our business in the jurisdictions in which we manufacture and lease or sell our casino products. Suspension or revocation of such licenses could have a material adverse effect upon our operations.

         NATIVE AMERICAN GAMING REGULATION. Gaming on Native American lands is extensively regulated under federal law, tribal-state compacts and tribal law. The Indian Gaming Regulatory Act of 1988, or IGRA, provides the framework for federal and state control over all gaming on Native American lands. IGRA regulates the conduct of gaming on Native American lands and the terms and conditions of contracts with third parties for management of gaming operations. IGRA is administered by the Bureau of Indian Affairs and the National Indian Gaming Commission.

         IGRA classifies games that may be conducted on Native American lands into three categories:

         o        Class I Gaming;

         o        Class II Gaming; and

         o        Class III Gaming.

         Class I Gaming includes social games solely for prizes of minimal value, or traditional forms of Native American gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. Class I Gaming on Native American lands is within the exclusive jurisdiction of the Native American tribes and is not subject to the provisions of IGRA.

         Class II Gaming includes bingo, pull-tabs, lotto, punchboards, tip jars, instant bingo, and other games similar to bingo, if those games are played at the same location where bingo is played. Class II Gaming is permitted on Native American lands if: (i) the state in which the Native American lands are located permits such gaming for any purpose by any person, organization or entity; (ii) the gaming is not otherwise specifically prohibited on Native American lands by federal law; (iii) the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the National Indian Gaming Commission; (iv) a Native American tribe has sole proprietary interest in and responsibility for the conduct of gaming; (v) the primary management officials and key employees are tribally licensed; and (vi) other miscellaneous requirements are met.

         Class III Gaming includes all other commercial forms of gaming, such as table games, slots, video casino games and other commercial gaming, such as sports betting and pari-mutuel wagering. Class III Gaming is permitted on Native American lands if the conditions applicable to Class II Gaming are met and, in addition, the gaming is conducted in conformance with the terms of a written agreement between a tribal government and the government of the state within whose boundaries the tribe's lands are located. Generally, this written agreement is referred to as a tribal-state compact.

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

         On March 7, 2000, California voters approved California's tribal gaming initiative known as Proposition 1A, and California's constitution was amended to allow the Governor to compact with tribes for the operation of casinos including the operation of traditional slot machines. Since then, the Governor, with legislative approval, has entered into compacts with significant number of California tribes. We have approvals for certain California Native American casinos and applications for additional licenses are pending.

         UNITED STATES-FEDERAL. The Federal Gambling Devices Act of 1962 makes it unlawful for a person to manufacture, deliver or receive gaming machines, gaming machine type devices and components thereof across interstate lines unless that person has first registered with the Department of Justice of the United States.

         APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS. In the future, we intend to seek the necessary licenses, approvals and findings of suitability for VendingData, our products and our personnel in other jurisdictions throughout the United States and the world where significant sales are anticipated. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained, and if obtained that they will not be revoked, suspended or conditioned or that we will be able to obtain the necessary approvals in a timely manner, or at all, for our future products as they are developed. If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary license, approval or finding of suitability, we may be prohibited from selling our products for use in the respective jurisdiction or may be required to sell our products through other licensed entities at a reduced profit.

     MARKETING

         As the gaming industry becomes increasingly more competitive, our strategy is to develop cost-effective niche products and services, which increase the security, productivity and profitability for the global gaming industry. As part of our strategy, we offer to lease or sell our products to casinos and other lawful gaming establishments.

         In order to maintain and expand the market presence of our products, we are committed to providing a high level of customer service and support. In this regard, we operate domestic regional service centers in Berkley, Michigan, Gulfport, Mississippi and Tukwila, Washington, and have service personnel located in New Jersey, Florida, and Mississippi, with a total of ten full-time service personnel. These employees provide casinos with installation and maintenance services domestically on all of our products. Service for the Nevada and California markets are supported by ten corporate office service personnel. In addition, we maintain a training center to provide support and training to our distributors, who are responsible for servicing their own products.

     DISTRIBUTION

         We sell directly to gaming operators and indirectly through distributors, where direct sales account for 55% of our revenue and distributor-based sales account for 45%. We have a sales staff of four full-time employees. In addition, our Chief Executive Officer and Vice President SecureDrop(TM) both actively participate in sales efforts. We also market our products at domestic and international trade shows.

         The basis for using distributors is to gain global exposure of our products in certain geographic areas where distributors with a local presence could be more effective than our own sales force. Accordingly, we have entered into various distributorship agreements for Australia, New Zealand, Europe and South America. In this regard, we have entered into a semi-exclusive distributorship agreement with Vallasey, SA, a Uruguay company, with respect to Uruguay, Argentina, Brazil, France, Italy, and Spain. We also have an exclusive distributorship agreement with Mainstream Global Enterprises for the distribution of the Random Ejection Shuffler(TM) in the Canadian Provinces of Alberta, British Columbia, Manitoba, and Saskatchewan. Additionally, we have an exclusive agreement with IndoPacific Gaming for the distribution of the Shuffler in Australia and New Zealand. Further, we have entered into a five-year agreement with TCS Aces for the worldwide distribution of the DeckChecker(R), excluding North America and the Caribbean Islands.

         In addition to international distributors, we have entered into relationships with domestic distributors. For example, we have entered into a non-exclusive Independent Contractor Agreement with Money Processing Systems, Inc., a New Mexico corporation, for the distribution of the SecureDrop(TM) Systems in Arizona, Colorado, New Mexico and Texas. We have entered into an exclusive distributorship agreement with Gitchi Gaming, Inc., a Minnesota corporation, for the distribution of the Shuffler in Wisconsin and Minnesota. And, we have entered into an exclusive distributorship agreement with Data Financial Business Services Incorporated, a Wisconsin corporation, for the distribution of the SecureDrop(TM) System in Wisconsin and to all Native American casinos in Michigan.

     COMPETITION

         The gaming industry is extremely competitive. Although we have assembled an experienced marketing team, which uses its knowledge of the gaming industry to tailor our products and services to the needs of the gaming industry, we compete with many established companies, which possess resources substantially greater than those of VendingData. Generally, we compete with other companies that are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations; greater financial, technical, marketing and other resources; more employees and more extensive facilities than we now have, or will have in the foreseeable future. Even though our overall strategy is to compete on the basis of quality and price, the competitive pressures of the gaming industry will require us to invest in additional research and development. The constant need to update and innovate may result in increased costs for and reduced margins on our products and services.

         COMPETITION - SECUREDROP(TM) SYSTEM

         We believe that the SecureDrop(TM) System is the only method of computerized bucket management and one-step processing of the coins on the casino floor. One area of competition for the SecureDrop(TM) System Hard Count Module could be coinless gaming. Since 1987 several companies have attempted to develop coinless slot machines. To date, there has been limited acceptance of coinless slot machine systems. California tribal casinos used "coinless" slots for eight years until the Indian tribes executed compacts governing the terms of gaming with the Governor of California beginning in May 2000, at which time the California tribal casinos immediately began replacing coinless slot machines with the traditional coin versions.

         In 2000, International Gaming Technology introduced the EZ-Pay(TM) system. The EZ-Pay(TM) system attempts to reduce operating costs and machine downtime by providing gaming operators with machines that drop coins for smaller payouts and print tickets for larger, predetermined payouts. As a result of the issuance of tickets, players are not required to wait for attendants in order to be paid larger payouts and may use their tickets at other machines equipped with the EZ-Pay(TM) system. As the number of slot operations with an online system that use the EZ-Pay(TM) system grows, the customer response to the EZ-Pay(TM) system has been positive. We believe that the use of the EZ-Pay(TM) system will actually result in larger coin drops and enhance the need for the SecureDrop(TM) System because payouts would be made by ticket, rather than in coin, resulting in a larger coin drop.

         Despite the potential competition of coinless gaming with regard to the SecureDrop(TM) Hard Count System, coinless gaming would cause potentially greater use of our SecureDrop(TM) Soft Count System, which tracks bills, rather then coins.

         COMPETITION - SHUFFLERS

         Competition in the shuffler market is more intense. We estimate that Shuffle Master is the market leader with a penetration of approximately 15% of the total market. The shuffler market is divided into two separate segments, traditional table games and specialty table games. With respect to the traditional table games market segment, we compete with Shuffle Master, Ten Stix, Inc., a U.S. company marketing the Pro Shuffler(TM), and Casinos Austria Research and Development, an Austrian company marketing the Shuffle Star(TM), and John Huxley, a company based in the United Kingdom marketing the One2Six(TM) Shuffler. We believe that as a result of Shuffle Master's acquisition of Quick Draw(TM) shufflers, our other competitors have a collective market share of less than 3% of the traditional table games market segment. With respect to the specialty table games market segment, Shuffle Master offers the only product. In fact, 85% - 90% of the installations of Shuffle Master are in this market segment.

         We believe our shufflers have a competitive advantage over other shufflers with respect to vulnerability to player cheating and card counting, reliability and player satisfaction. In order to better compete in and to meaningfully penetrate the overall shuffler market, we are developing the PokerOne(TM) Shuffler, a specialty game shuffler, which will provide us with a complete shuffler product line. The PokerOne(TM) Shuffler will provide the first direct competition for Shuffle Master in the specialty game shuffler market, the market segment in which it has proven most successful. As Shuffle Master and our other competitors possess greater financial resources, greater industry recognition, and more gaming licenses than we do, there is no guarantee that we will continue to successfully compete in the shuffler market. In this regard, Shuffle Master has instituted certain legal proceedings against us. See "Item 3. Legal Proceedings."

     PRODUCT DEVELOPMENT AND MANUFACTURING

         At our principal offices, we maintain a state-of-the-art facility for our product development and manufacturing divisions. We have nine full-time employees and seven contract personnel in research and development and 50 full-time and 14 contract personnel in manufacturing and service. We hire contract personnel on a varied basis depending upon production and installation volume. To facilitate development and assure manufacturing quality control, we maintain four dedicated laboratory facilities. Within these labs, we continuously develop the SecureDrop(TM) System, conduct real-time testing for our shufflers, develop and test the Deck-Checker(R) and prepare quality assurance analyses and internal product trials. The service and refurbishment center for our shufflers is also located on the premises.

         At the heart of our principal offices is the manufacturing center with its state-of-the-art machine shop outfitted with robotic equipment, a receiving lab featuring optical comparators to conduct components inspections and a series of product assembly lines for the SecureDrop(TM) System, the Deck-Checker(R) and the Shuffler product line.

         In an effort to improve gross margins, we use manufacturing facilities in Zhongshan City, China to supply components for the SecureDrop(TM) System and our shuffler line. In the second quarter of 2003, we will be setting up an office and hiring staff in Zhongshan City, China. This presence will supply an increased number of components at decreased costs to our manufacturing center in Las Vegas, Nevada. Although we propose to outsource many components of the our products, we intend to maintain a five to six month inventory of parts at our principal office in Las Vegas in the event there is interruption in the manufacture and receipt of components from China.

     INTELLECTUAL PROPERTY

         We have secured and endeavor to secure, to the extent possible, exclusive rights in our products, primarily through federal and foreign intellectual property rights, such as patents, copyrights and trademarks. We have applied for various other patents with respect to other concepts and products, including potential non-gaming application of our technology. We believe that our intellectual property is critical to our future profitability and growth.

         With respect to the SecureDrop(TM) System, the United States Patent and Trademark Office has issued three patents, Patent Nos. 5,875,879, 6,213,277 and 6,336,544. In addition, there are six patent applications on file with the United States Patent and Trademark Office. On June 26, 2001, we purchased from Technology Development Center, LLC, the worldwide right, title and interest to the patents, pending patent applications and all patent rights to the "Coin Operated Machine Having An Electronically Identified Coin Collection Box and the Electronically Identified Coin Collection Box." These intellectual property rights relate to the technology utilized in our SecureDrop(TM) product line.

         With respect to our shufflers, the United States Patent and Trademark Office has issued five patents, Patent Nos. 5,584,483, 5,676,372, 6019,368, 6,293,546 and 6,299,167. In addition, there are three patent applications on file with the United States Patent and Trademark Office. Our shufflers have also been issued two patents in Australia and one patent in Canada. For additional information with respect to the ongoing litigation involving Shuffle Master, see
Part I. "Item 3. Legal Proceedings."

         With respect to the DeckChecker(R), we acquired the rights to the DeckChecker(R) pursuant to a purchase and sale agreement dated December 23, 2002 in which we purchased all of the tangible and intangible assets related to the DeckChecker(R). The purchase price is $1,009,800, where $504,900 is payable upon the successful production of five fully operational and universal units of the DeckChecker(R) and $504,900 is payable within six months after the first payment is due. In addition to the purchase of these assets, we purchased tooling, inventory and spare parts for $44,800. In exchange for the payments, the seller has agreed to transfer all of the tangible and intangible assets related to the DeckChecker(R) and to not compete with us for 60 months. We will also receive technical knowledge, know-how, training and advice from a third party necessary to assemble 75 fully operational and universal units. As of March 25, 2003, we have not been required to make any payments with respect to the DeckChecker(R).

         With respect to our other products, we own two patents for our Safety-Peek Cards and have exclusively licensed these patents to GEMACO and The US Playing Card Company. In addition, we entered into an Acquisition and Exclusive License Agreement with DigiDeal Corporation whereby we sold our intellectual property rights relating to Fantasy 21(TM) and received, in part, an exclusive license of the same with respect to paper and plastic playing cards. As for the SecureHopper(TM), in March 2001, we purchased from a secured creditor the tangible and intangible assets related to the SecureHopper(TM) through the bankruptcy proceedings of Spintek Gaming Technologies, Inc., Spintek Gaming, Inc. and Spinteknology, Inc. These assets include equipment, supplies, inventory, and intellectual property, including all patent rights, pending patent applications, registered trademarks, pending trademark applications, copyrights, and other assets related to a slot machine hopper and the technology for determining its contents and for transmitting collection and accounting data under the registered names AccuSystem(R), including AccuHopper(R), the AccuBoard, and the AccuDrop.

         There can be no assurance that any of the claims contained in our pending United States or foreign patent or trademark applications will be issued, that any of these rights will not be infringed by others or that already issued patents or trademark registrations will not be invalidated or canceled. Third parties could infringe on our rights or successfully duplicate our products without infringing on our legal rights. Many elements incorporated in our proprietary products are in the public domain or otherwise not amendable to legal protection, and the steps taken by us will not, in and of themselves, preclude competition with our proprietary products.

     EMPLOYEES

         As of December 31, 2002, we had 75 full-time employees and 22 contract personnel. None of our employees are represented by a labor union, and we consider our relationships with our employees to be satisfactory. All employees have signed confidentiality agreements, which prohibit them from disclosing any of our confidential information at any time during or after their employment with us.

ITEM 2.       DESCRIPTION OF PROPERTY

         We lease approximately 58,725 square feet for our headquarters at 6830 Spencer Street, Las Vegas, Nevada, 89119, which houses our corporate offices, including sales, engineering, and manufacturing departments. The current lease requires payments of approximately $55,000 per month and expires in October 2006. We have an option for an additional term of five years. We are currently assessing whether our current headquarters are sufficient for our operations.

         In addition to our principal offices, we lease our shuffler research and development facility located in Boise, Idaho and our service centers in Gulfport, Mississippi, Tukwila, Washington and Berkley, Michigan. The lease for the Boise, Idaho facility is for approximately 1,105 square feet, requires monthly lease payments of $1,200 and is leased on a month-to-month basis. The lease for the Tukwila, Washington service center is for approximately 1,500 square feet, requires monthly lease payments of $1,512 and ends in November 2003. The lease for the Gulfport, Mississippi service center is for approximately 1,500 square feet, requires monthly lease payments of $725 and ends in August 2003. The lease for the Berkley, Michigan service center is for approximately 1,150 square feet, requires monthly lease payments of $961 and ends in March 2005.

         We are currently in negotiations with respect to the lease of manufacturing facilities in Zhongshan City, Guangdong Province in China. The manufacturing facilities consist of approximately 4,000 square feet, require monthly lease payments of $590 per month and ends April 1, 2008. We estimate that we will be able to occupy the Zhongshan City premises in April 2003.

ITEM 3.       LEGAL PROCEEDINGS

         On November 22, 1999, Moll Industries, Inc. filed a complaint (Case No. 817296) against VendingData in the Superior Court of the State of California for the County of Orange, California. The parties have entered into a stipulation as of December 2000, the fulfillment of which will lead to the dismissal of this litigation.

         On May 18, 2000, Heath Electronics Manufacturing Corporation filed a complaint (Case No. CV OC 00-02422D) against VendingData in the District Court of the Fourth Judicial District of the State of Idaho, Ada County. We have answered the Complaint, which requests payment for goods in the amount of $89,569 plus interest and costs, and has filed a counterclaim alleging claims for breach of contract, breach of express warranty, breach of the implied warranty of merchantability, and breach of the implied warranty of fitness for a particular purpose. The trial in this matter concluded on December 13, 2001 and the court entered a judgment against us in the amount of $102,594.72. We are in the process of negotiating a settlement on this matter.

         On March 27, 2002, Shuffle Master filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against VendingData in the United States District Court, District of Nevada. The amended complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining us from infringing on two of Shuffle Master's patents, an accounting of our gains and profits that resulted from our alleged infringement, and for interest, costs and attorneys' fees. The Shuffle Master patents that are at issue in the litigation concern registering of use of a playing card shuffler apparatus and the displaying of the use on a display. We have filed our Answer, Counterclaims, and Amended Counterclaims against Shuffle Master. In our Answer, we deny Shuffle Master's allegation of patent infringement and request that Shuffle Master's complaint be dismissed. We also seek, in our amended counterclaim, a declaration that we do not infringe Shuffle Master's patent and that Shuffle Master's patent and certain of its related patents are invalid. We further assert counterclaims against Shuffle Master for breach of contract and violation of the Uniform Trade Secrets Act. On May 20, 2002, the United States District Court, District of Nevada denied Shuffle Master's Motion for Preliminary Injunction against us. This litigation is now in the discovery phase.

         On June 7, 2002, Beth Thacker filed a complaint (Case No. 02-2-13207-3KNT) against VendingData in the Superior Court of Washington in and for King County. The complaint alleges, among other things, claims for gender discrimination, negligence, hostile work environment, and constructive discharge and requests compensatory and punitive damages, attorneys' fees and costs. We have removed this case (Case No. C02-1374P) to the United States District Court for the Western District of Washington and filed motions for summary judgment in February 2003. We intend to vigorously defend this litigation.

         On July 29, 2002, Contract Manufacturing Service, Inc., filed a complaint (Case No. A454098) in the District Court of Clark County, Nevada. The complaint alleges non-payment of product allegedly delivered, and requests compensatory damages in the amount of $29,896.14, interest, attorneys' fees and costs. The parties have entered into a stipulation as of February 2003, the fulfillment of which will lead to the dismissal of this litigation.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our authorized capital stock consists of 16,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. Our common stock and preferred stock may be issued from time to time without action by the stockholders and may be issued for such consideration as may be fixed from time to time by the Board. As of March 21, 2003, we had outstanding 7,625,826 shares of common stock and zero shares of preferred stock.

         On December 23, 2002, we filed a Certificate of Change in Number of Authorized Shares of VendingData Corporation with the Nevada Secretary of State in which we consummated a reverse stock split of common stock. The Certificate of Change in Number of Authorized Shares provided for an effective date of January 3, 2003 for the reverse stock split. The 1-for-5 reverse stock split affected the outstanding and authorized shares of our common stock. As a result of the reverse stock, our authorized capital stock was decreased from 80,000,000 shares of common stock, $.001 par value, and 10,000,000 shares of blank check-preferred stock, par value $.001, to 16,000,000 shares of common stock, $.001 par value, and 10,000,000 shares of blank-check preferred stock, $.001 par value, respectively. Since the reverse stock split decreased the outstanding and authorized shares of our common stock on an equal basis, we were not required to obtain stockholder approval of the reverse stock split. Accordingly, effective January 3, 2003, our stockholders own one share of common stock for every five shares of common stock owned prior to January 3, 2003.

         Since there were no agreements with anti-dilution provisions that prevented the application of the 1-for-5 reverse stock split, the reverse stock split was applied to all outstanding shares of our common stock and to all shares of our common stock underlying convertible instruments, where, in the case of the latter, the exercise or conversion price was increased by a factor of five. In addition, as part of the reverse stock split, we distributed to our stockholders written instructions describing the procedure for the exchange of the pre-reverse stock split stock certificates for new stock certificates reflecting the 1-for-5 reverse stock split.

         Although the 1-for-5 reverse stock split was effected on January 3, 2002, the information with respect to our common stock as described in this Annual Report on Form 10-KSB, including the information dated as of December 31, 2002, reflects the 1-for-5 reverse stock split.

     MARKET INFORMATION

         Our common stock is not yet traded on a national or regional exchange and is not yet quoted over an electronic medium. We are not aware of any established market for the trading of our common stock. On March 11, 2003, a Form 15c2-11 was filed with the National Association of Securities Dealers, Inc. by Brockington Securities, Inc., a proposed market maker for our common stock. Upon the clearance of comments from the National Association of Securities Dealers, Inc., our common stock will be eligible for quotation on the OTC Bulletin Board.

         We have entered into lockup agreements with certain stockholders and directors. Through these lockup agreements, the relevant stockholders have agreed to lockup 366,881 shares of common stock until such time as the Commissioner of the Department of Corporations of the State of California consents to the sale or transfer of such shares.

     COMMON STOCK

         As of March 21, 2003, there were 7,625,826 shares of our common stock outstanding and approximately 399 stockholders of record. The holders of our common stock are entitled to one vote per share on all matters submitted to a vote of the shareholders. We do not allow cumulative voting of any kind, and are not required to do so under Nevada law. Subject to preferences that may be applicable to any then outstanding preferred stock, the holders of our common stock will be entitled to receive dividends, if any, as may be declared from time to time by our board out of legally available funds. Upon liquidation, dissolution, or winding up of our operations, the holders of our common stock will be entitled to a pro rata share of our assets that are legally available for distribution after payment of all debts and other liabilities and subject to the prior rights of any preferred stock then outstanding. The holders of our common stock have no preemptive, subscription, redemption, or conversion rights.

     PREFERRED STOCK

         We are authorized to issue 10,000,000 shares of undesignated preferred stock. We have not issued any shares of our undesignated preferred stock and have no present plans to issue shares of undesignated preferred stock. Without further action by our stockholders, our board is empowered to issue one or more series of undesignated preferred stock with such rights, preferences, restrictions and privileges as may be fixed by the board. The issuance of the undesignated preferred stock could adversely affect the rights, including voting rights, of the holders of our common stock and could impede an attempted takeover of VendingData Corporation.

     OPTIONS

         As of December 31, 2002, there were options outstanding to purchase 926,770 shares of our common stock at exercise prices ranging from $1.75 to $15.00 per share with a weighted average exercise price per share of $4.83. We have issued options to purchase our common stock pursuant to our 1999 Stock Option Plan and our 1999 Directors' Stock Option Plan and have issued options to purchase our common stock outside of both plans. In accordance with our stock option plans, we will not grant any options to purchase common stock at an exercise price of less than 100% of the fair market value of our common stock on the date of grant. The options granted outside of our stock option plans have not been submitted to our stockholders for approval and were issued on terms as determined and approved by our board.

     WARRANTS

         As of December 31, 2002, we had issued and outstanding warrants to purchase an aggregate of 552,500 shares of our common stock at exercise prices ranging from $0.05 to $50.00 per share with a weighted average exercise price per share of $7.41. The warrants currently outstanding are as follows:

         o Warrants to purchase 60,000 shares that have an exercise price of $13.00 per share and were issued as part of our private placement of convertible debentures in 2000;

         o Warrants to purchase 50,000 shares that have an exercise price of $12.50 per share, are exercisable until February 2006 and were issued in February 2001 to third parties in conjunction with a loan;

         o Warrants to purchase 45,000 shares that were issued in March 2001 to Malcolm C. Davenport V in conjunction with our purchase of the technology for the SecureHopper(TM), have an exercise price of $50.00 per share and are exercisable until March 2006;

         o Warrants to purchase 10,000 shares that were issued in May 2002 with respect to the extension of a loan, are exercisable until May 2007 and have an exercise price of $1.75;

         o Warrants to purchase 237,500 shares that were issued in 2002 in conjunction with our 2002 private placement of convertible debentures, have an exercise price of $1.75 and are exercisable until one year after the repayment or conversion of the relevant convertible debenture; and

         o Warrants to purchase 150,000 shares that were issued pursuant to a consulting agreement in 2002, have an exercise price of $0.05 and are exercisable until December 2005.

         Subsequently, during the first quarter of 2003, we issued warrants to purchase 600,000 shares of our common stock that have an exercise price of $2.25 per share, are exercisable beginning in December 2004 and until December 2007 and were issued in conjunction with our private placement of 10% senior notes.

         In terms of registration rights, we have issued registration rights to the warrants issued in 2000, demand and piggy-back registration rights to the warrants issued in February 2001, piggy-back registration rights to the warrants issued in March 2001, and piggy-back registration rights to the warrants issued in conjunction with our private placement of 10% senior notes.

     CONVERTIBLE DEBENTURES

         From February 1999 to November 2000, we issued two series of unsecured convertible debentures, one series for $1,500,000 and another series for $1,800,000. The remaining convertible debentures are convertible at a rate of $13.00 per share into 123,317 shares of our common stock. A majority of the outstanding convertible debentures are held by James E. Crabbe, our Chairman of the Board and controlling stockholder. As noted above, these convertible debentures were issued with warrants, of which warrants to purchase 60,000 shares of common stock at an exercise price of $13.00 per share remain. We used the proceeds from this private placement for general corporate purposes and working capital. We relied upon the exemption from registration provided by
Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

         On February 21, 2002, our board authorized a private placement of $4,999,995 of convertible notes. The convertible debentures accrue interest at 9.5% per annum, mature one year from the date of issuance (where the holder has the discretion to extend maturity date for up to four one-year periods) and are convertible into shares of our common stock one year after issuance at a rate of $1.75 per share. In addition, for each convertible note of $49,999.95, we issued a warrant to purchase 2,500 shares of our common stock with an exercise price of $1.75. Through this private placement, we issued convertible notes in the aggregate principal amount of $4,749,995.20 and warrants to purchase 237,500 shares of our common stock. The convertible notes are convertible into 2,714,291 shares of our common stock. We used the proceeds from this private placement for general corporate purposes and working capital. We have discontinued this private placement of convertible debentures as of January 14, 2003. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act.

         In the first quarter of 2003, we consummated the private placement of 10% senior notes in the aggregate principal amount of $5,000,000 and reserved the issuance of an additional $2,000,000 in 10% senior notes. As part of the private placement, we issued warrants to purchase 6,000 shares of our common stock for each $50,000 invested. As a result, we issued warrants to purchase an aggregate of 600,000 shares of our common stock and may issue warrants to purchase an additional 240,000 shares of our common stock. The 10% senior notes require the payment of accrued interest semi-annually in arrears with the principal due on December 15, 2005. In addition, at any time after December 15, 2004 and until June 15, 2005, the holders of the 10% senior notes may convert up to 15% of the then outstanding principal amount into shares of our common stock at a conversion rate of $2.25 per share. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act, Rule 506 of Regulation D thereunder and Regulation S.

     DIVIDEND POLICY

         We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

     EQUITY COMPENSATION PLAN INFORMATION

         With respect to our equity compensation plans, we have adopted the 1999 Stock Option Plan and the 1999 Directors' Stock Option Plan, which are authorized to issue 100,000 shares and 20,000 shares of our common stock, respectively. In addition to our stock option plans, we have issued options to purchase an aggregate of 902,800 shares of our common stock to our employees.

         The following table summarizes our equity plan compensation that has been approved by stockholders and has not been approved by stockholders as of December 31, 2002.

                                                                                                      (c)
                                          (a)                          (b)              NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO         WEIGHTED-AVERAGE      AVAILABLE FOR FUTURE ISSUANCE
                                 BE ISSUED UPON EXERCISE        EXERCISE PRICE OF      UNDER EQUITY COMPENSATION PLANS
                                 OF OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES REFLECTED
PLAN CATEGORY                     WARRANTS AND RIGHTS          WARRANTS AND RIGHTS               IN COLUMN (a))
----------------------------    -------------------------    ----------------------    ---------------------------------
Equity compensation plans
  approved by stockholders                 103,770                    $11.03                               16,230
Equity compensation plans
  not approved by
  stockholders                             823,000                     $4.33                                    0
----------------------------    -------------------------    ----------------------    ---------------------------------
TOTAL                                      926,770                     $5.09                               16,230


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     STATEMENT ON FORWARD-LOOKING INFORMATION

         Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, such as statements relating to plans for product development, product placement, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, our ability to locate necessary sources of capital to sustain our operations, the continued growth of the gaming industry, the success of our product development activities, the acceptance of our products in the marketplace, vigorous competition in the gaming industry, our dependence on existing management, changes in gaming laws and regulations (including actions affecting licensing), our leverage and debt service (including sensitivity to fluctuations in interest rates) and domestic or global economic conditions.

     QUALIFICATION RELATED TO RELIANCE ON PROJECTIONS

         In conjunction with certain advertising and marketing materials, we provided projections of our financial results for the fiscal years ending December 31, 2003, 2004 and 2005. These financial projections were based on assumptions and circumstances believed accurate and reasonable by our management at the time made that have changed and are no longer valid or applicable. As a result, any financial projections previously used by us are not an accurate portrayal of our future operating results. Further, we have advised the recipients of these financial projections that said projections are no longer valid and may not be relied upon for any purpose. In light of the foregoing, we disclaim the reliability of any previously distributed projections of our financial results and discourage the reliance by any party on any such projections for any purpose.

     OVERVIEW

         Until January 2000, we were in the development stage and had limited sales of our products. Prior to January 2000, we were characterized as a "development stage company" performing research and development, product prototyping, field testing of products, development of manufacturing capabilities, inventory acquisition, development of distribution channels, staffing and obtaining a building with sufficient capacity to house future growth. During 2000, we had sufficient sales development and revenue growth such that we were considered an operating company. Although we anticipate significant sales development, revenue and profit growth, there is no guarantee that we will generate sufficient revenue, cash flow or profit to sustain our operations.

         Our strategy is to develop cost-effective niche products and services for the global gaming industry. We focus on products that increase the security, productivity and profitability of casino operations. Our strategy involves marketing certain of our products for sale or lease, depending on the product, the geographic location of the customer or other factors. We rely on our internal sales staff and our limited distributor relationships for the sale and rental of our products.

     ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. Actual results could differ from these estimates. The following is a summary of what our management believes are the critical accounting policies related to our operations. The application of these policies, in some cases, requires our management to make subjective judgments regarding the effect of matters that are inherently uncertain. See Note 1, "Significant Accounting Policies," to our Financial Statements included in Item 7 of this Annual Report on Form 10-KSB for a more detailed discussion of our accounting policies.

         REVENUE RECOGNITION. We recognize revenue from the sale of our products upon installation at customer locations. Revenue from rentals of shufflers is recorded as revenue at the first of each month in accordance with lease terms. Sales returns and allowances are recorded after returned goods are received and inspected. We plan to provide currently for estimated product returns arising therefrom.

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

         NEW ACCOUNTING PRONOUNCEMENTS. In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities (SFAS 146), which is required to be adopted for such activities initiated after December 31, 2002. SFAS 146 establishes accounting rules for recognizing certain costs associated with exit or restructuring activities that are not associated with new business combinations or disposal activities covered by FASB Statement No. 144. Our management believes that the adoption of SFAS No. 146 will have no impact on us for the year ended December 31, 2002.

     RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2002 AND 2001

         REVENUE

         For the year ended December 31, 2002, we generated total revenues of $3,480,299, compared to $2,250,777 for the year ended December 31, 2001, an increase of $1,229,522, or 54.6%. Our revenues for the year ended December 31, 2002 consisted of SecureDrop(TM) sales of $1,704,769, shuffler rentals of $1,406,351, shuffler sales of $113,450 and miscellaneous other income of $255,729. The increase in revenue was primarily due to an increase in SecureDrop(TM) sales of $751,743, an increase in shuffler sales of $20,120, an increase in shuffler rentals of $224,452 and an increase in other income of $232,757.

         REVENUES - SECUREDROP(TM) SALES. For the year ended December 31, 2002, we generated revenue related to the sale of our SecureDrop(TM) products of $1,704,769, compared to $953,026 for the year ended December 31, 2001, an increase of $751,743, or 78.9%.

         REVENUES - SHUFFLER SALES. For the year ended December 31, 2002, we generated revenue related to the sale of our shufflers of $113,450, compared to $93,330 for the year ended December 31, 2001, an increase of $20,120, or 21.6%.

         REVENUE - SHUFFLER RENTALS. For the year ended December 31, 2002, we generated revenue related to the rental of our shufflers of $1,406,351, compared to $1,181,899 for the year ended December 31, 2001, an increase of $224,452, or 19.0%. This increase is attributable to a decrease of free trials and an increase in rental fee charges for our shufflers.

         REVENUE - OTHER INCOME. For the year ended December 31, 2002, we generated other income of $255,729, compared to $22,522 for the year ended December 31, 2001, an increase of $232,757. The increase in revenue during the year ended December 31, 2002 reflected old customer deposits of $144,851 recognized as revenue, freight revenue of $59,773 and miscellaneous revenue of $50,655.

         COST OF SALES

         For the year ended December 31, 2002, our cost of sales was $2,541,130, compared to $2,956,425 for the year ended December 31, 2001, a decrease of $415,295, or 14.1%. Our cost of sales for the year ended December 31, 2002 included cost of SecureDrop(TM) sales of $1,127,160, cost of shuffler sales of $51,292, shuffler rental depreciation of $562,275, shuffler service costs of $435,215, manufacturing costs of $351,535 and other expenses of $13,653. As we transition from a development to an operating company, we are reducing the cost of sales through more efficient purchasing and manufacturing. The outsourcing of components from China will continue the trend of reducing cost of sales through the second and third quarters of 2003.The gross margin on revenue for the year ended December 31, 2002 was $939,169, or 27.0%, compared to the gross margin deficit on revenue for the year ended December 31, 2001 of $705,648, or 31.3%. The increase in gross margin of $1,644,817 from the year ended December 31, 2001 to the year ended December 31, 2002 reflected increased revenue, increased proficiencies in the production and the installation of our products.

         COST OF SALES - SECUREDROP(TM) SALES. Our cost of SecureDrop(TM) sales revenue was $1,127,160 for the year ended December 31, 2002 compared to $739,553 for the year ended December 31, 2001, representing an increase of $387,607, or 52.4%. The increase in the cost of SecureDrop(TM) sales revenue was due to the increased placement of SecureDrop(TM) units during the year ended December 31, 2002. The gross margin percentage on revenue from SecureDrop(TM) sales revenue was 33.9% in the year ended December 31, 2002 compared to 22.4% for the year ended December 31, 2001. The increase in gross margin percentage on SecureDrop(TM) sales revenue resulted primarily from increased proficiencies in the production and the installation of our SecureDrop units.

         COST OF SALES - SHUFFLER SALES. Our cost of shuffler sales revenue was $51,292 for the year ended December 31, 2002 compared to $46,806 for the year ended December 31, 2001, representing an increase of $4,486, or 9.6%. The increase in the cost of shuffler sales revenue was due to the increased placement of shuffler units during the year ended December 31, 2002. The gross margin percentage on revenue from shuffler sales revenue was 54.8% in the year ended December 31, 2002 compared to 49.8% for the year ended December 31, 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES

         For the year ended December 31, 2002, our general and administrative expenses were $4,455,241, compared to $3,768,560 for the year ended December 31, 2001, an increase of $686,681, or 18.2%. The increase in general and administrative expenses related primarily to a $213,061 increase in salaries and related costs, a $115,272 increase in rent and a $247,012 increase in legal and regulatory expenses.

         Our general and administrative expenses for the year ended December 31, 2002 consisted of the following: salaries and related costs of $1,511,991; consulting services of $28,972; advertising and marketing costs of $76,686; travel and entertainment costs of $501,346; gaming industry shows costs of $78,263; rent of $639,392; repairs and maintenance expense of $101,168; supplies of $54,180; legal and regulatory expenses of $486,226; insurance expenses of $99,283; depreciation and amortization of $410,250; and other expenses of $467,484.

         RESEARCH AND DEVELOPMENT EXPENSES

         For the year ended December 31, 2002, research and development expenses were $810,327, compared to $1,364,264 for the year ended December 31, 2001, a decrease of $553,937, or 40.6%. The decrease in research and development expenses was primarily due to the substantial completion of our research and development for the SecureDrop(TM) System and our transition from a development to a revenue generating company.

         INTEREST EXPENSE

         For the year ended December 31, 2002, we incurred interest expenses of $1,866,387, compared to $1,727,618 for the year ended December 31, 2001, an increase of $138,769, or 8.0%. This increase was primarily attributable to the additional debt service as a result of an increase in our outstanding indebtedness during the year ended December 31, 2002.

         NET LOSS

         For the year ended December 31, 2002, we had a net loss of $ 6,192,786 compared to a net loss of $7,566,090 for the year ended December 31, 2001, a decrease of $1,373,304, or 18.1%. The decrease in net loss was primarily due to a $1,229,522 increase in revenue and a decrease of $415,295 in costs of sales, offset, in part, by a $686,681 increase in general and administrative expenses. Basic loss per share was $0.81 for the year ended December 31, 2002, compared $1.72 for the year ended December 31, 2001.

     LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. Because of our efforts to transition from a development stage company to an operating company, we have generated substantial cash flow deficits from operations, including cash used in operating activities of $5,206,489 and $5,712,867 in the years ended December 31, 2002 and 2001, respectively. In addition, to fund our development and operating activities, we have been provided cash by financing activities of $6,683,001 and $6,430,282 in the years ended December 31, 2002 and 2001, respectively. Consequently, we have been substantially dependent on cash from financing activities to fund our development and operating activities. We will continue to require cash from financing activities for our current operating needs until our operations begin to generate sufficient cash flow to provide for such cash requirements.

         During the year ended December 31, 2002, our sources of capital include equipment financing from a third party, short-term notes from stockholders, convertible debentures and other private sources of capital. With respect to our equipment financing where we have sold and leased back most of our furniture, equipment, tooling and shufflers, we have received proceeds of $2,988,385 and repaid $2,823,331 for the year ended December 31, 2002. As of December 31, 2002, there was outstanding equipment financing of $7,369,282. These equipment leases have a term of 36 to 39 months and were not recorded as sales because the leases included a mandatory buy back provision. With respect to our stockholders loans, we have received proceeds of $3,917,948 and repaid $650,000 for the year ended December 31, 2002 and have outstanding stockholders loans in the aggregate amount of $896,743 as of December 31, 2002. With respect to our convertible debentures, we received proceeds of $3,249,999 during the year ended December 31, 2002 and have outstanding convertible debentures in the aggregate amount of $8,853,072 as of December 31, 2002.

         WORKING CAPITAL. At December 31, 2002, we had cash, cash equivalents and investments of $1,778,297, compared to $866,998 at December 31, 2001. At December 31, 2002, our working capital was a deficit of $3,369,928, compared to a deficit of $2,940,604 at December 31, 2001. At December 31, 2002, our current ratio, I.E. the ratio of current assets to current liabilities, was 0.55:1, compared to 0.49:1 at December 31, 2001. During the year ended December 31, 2002, we relied substantially upon loans from certain stockholders and directors and other private sources of debt and equity capital to sustain our operations. Until normalized sales levels are achieved such that our revenue is sufficient to sustain our operations, we will be relying upon loans from our principal stockholder and other directors, and other private and institutional sources of debt and equity capital for working capital purposes. Despite such reliance, neither our principal stockholder nor our directors are obligated to provide additional financing to us, and our principal stockholder and directors are free to decline to make additional financings to us at any time. In such event, we may have substantial difficulties in raising additional financings.

         CASH USED IN OPERATING ACTIVITIES. For the year ended December 31, 2002, net cash used in operating activities was $5,206,489, compared to $5,712,867 for the year ended December 31, 2001. The cash used in operating activities during the year ended December 31, 2002 resulted from a net loss of $6,192,786, an increase in inventory of $335,978, an increase in other assets of $65,138, an increase in deposits of $162,540 and a decrease in customer deposits of $495,754, offset by depreciation and amortization of $972,525, amortization of deferred interest of $402,492, a decrease in trade accounts receivable of $22,814, a decrease in prepaid expenses of $35,354, an increase in accrued expenses of $94,312 and an increase in accounts payable of $498,710. The decrease of $506,378 in net cash used in operating activities from the year ended December 31, 2001 to the year ended December 31, 2002 resulted primarily from the $1,392,804 decrease in net loss, an increase in depreciation and amortization, a decrease in prepaid expenses and an increase in accounts payable, offset, in part, by a decrease in accounts receivable, an increase in inventory and a decrease in customer deposits.

         NET CASH USED IN INVESTING ACTIVITIES. For the year ended December 31, 2002, we used net cash in investing activities of $565,213 compared to $282,487 for the year ended December 31, 2001. The net cash used in investing activities during the year ended December 31, 2002 consisted of the acquisition of plant and equipment of $562,168 and an increase in patents and trademarks of $3,045. The increase of $282,726 resulted from a $489,301 increase in the acquisition of plant and equipment offset by a $206,575 decrease in patents and trademarks.

         NET CASH PROVIDED BY FINANCING ACTIVITIES. For the year ended December 31, 2002, net cash from financing activities was $6,683,001, compared to $6,430,282 for the year ended December 31, 2001, an increase of $252,719. The net cash provided by financing activities during the year ended December 31, 2002 consisted of $3,917,948 from stockholder loans, $2,988,385 from capital leases, $2,500,000 from long-term notes and $749,999 from convertible debentures, offset by the repayment of stockholder loans of $650,000 and the repayment of capital leases of $2,823,331. The increase of $252,719 in net cash provided by financing activities resulted primarily from the repayment of relatively less indebtedness in the year ended December 31, 2002 compared to the year ended December 31, 2001. The continued reliance on cash provided by financing activities is due to the inability to generate sufficient revenue to sustain our operations.

         CONTRACTUAL CASH OBLIGATIONS. Our contractual cash obligations under our debt agreements, capital leases and operating leases for the next five years are as follows:


 CONTRACTUAL                                               PAYMENTS DUE BY PERIOD
 OBLIGATIONS          TOTAL             1 YEAR          2-3 YEARS         4-5 YEARS      AFTER 5 YEARS
----------------      ------------     ------------     ------------     ------------     ------------
Debt Agreements       $10,195,124      $ 1,238,045      $ 1,718,642      $ 4,726,107      $ 2,512,330
Capital Leases          7,369,282        3,342,209        2,495,733        1,531,340                0
Operating Leases           59,986           44,690           15,296                0                0
----------------      ------------     ------------     ------------     ------------     ------------
TOTAL                 $17,624,392      $ 4,624,944      $ 4,229,671      $ 6,257,447      $ 2,512,335


     OUTLOOK

         Based on presently known commitments and plans, we believe that we will be able to fund our operations and required expenditures through the second quarter of 2003 through cash on hand, cash flow from operations, and cash from private placements of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, we will need to seek cash from public or private placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that we will successfully obtain necessary liquidity sources necessary to fund our operations in the upcoming year. If we continue to generate significant losses from our operations and we are not able to located additional sources of liquidity, we may be unable to continue as a going concern.

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

RISKS RELATED TO VENDINGDATA

         WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES AND ANTICIPATE CONTINUED OPERATING LOSSES, AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY.

         We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the years ended December 31, 2002 and 2001, we have incurred net losses of $6,192,786 and $7,566,090, respectively, and our operations have used $5,206,489 and $5,712,867 of cash, respectively. As of December 31, 2002 and 2001, we had accumulated deficits of $36,770,258 and $30,557,860, respectively.

         If our revenues decline or grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, our business would be severely harmed. We cannot assure you that revenues will grow in the future or that we will generate sufficient revenues for profitability, or that profitability, if achieved, can be sustained on an ongoing basis.

         GIVEN OUR RECURRING LOSSES AND ACCUMULATED DEFICITS, WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

         Based on presently known commitments and plans, we believe that we will be able to fund our operations and required expenditures through the second quarter of 2003 from cash on hand, cash flow from operations, and cash from our recent private placement of senior promissory notes. In the event that such sources are insufficient, we will need to seek cash from private or public placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that we will successfully obtain necessary liquidity sources necessary to fund our operations in the upcoming year. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund operations or otherwise continue as a going-concern.

         WE HAVE LIMITED OPERATING RESULTS AND NO INDEPENDENT MARKET RESEARCH OF POTENTIAL DEMAND FOR CURRENT OPERATIONS.

         Until January 2000, we were in the development stage and had limited sales of our products. Our activities have been limited to analyzing the gaming industry, consulting with persons in the gaming industry, negotiating interim financing arrangements, developing products, establishing a distribution network for our products, marketing our products to the gaming industry, manufacturing our products and commencing product sales. Although we anticipate significant sales development and revenue growth during 2003, there is no guarantee that we will generate sufficient revenue to sustain our operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for our business operations.

         DUE TO THE UNKNOWN IMPACT OF COINLESS GAMING ON OUR OPERATIONS, THE ACCEPTANCE AND EXPANSION OF COINLESS GAMING MAY ADVERSELY AFFECT THE DEMAND FOR OUR PRODUCTS.

         Certain gaming operators have tested and employed as part of their current operations certain gaming devices that have totally eliminated the use of coin or tokens, or use a combination of coin and "cashless" vouchers. The acceptance and expansion of totally coinless gaming devices may reduce the demand for the SecureDrop(TM) System Hard Count Module and may adversely affect our operations in the future.

         WE DEPEND UPON OUR KEY EMPLOYEES AND CERTAIN MEMBERS OF OUR MANAGEMENT.

         Our success is substantially dependent upon the efforts and skills of Steven J. Blad, our chief executive officer and president, and John R. Spina, our chief financial officer. We have entered into employment agreements with Messrs. Blad and Spina and seven other key employees. However, if we were to lose the services rendered by any of our key employees, our operations could be adversely affected. In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need. An inability to hire and retain quality employees could have a material adverse effect on our business, financial condition and results of operations.

         WE ARE UNABLE TO PREDICT THE FUTURE IMPACT THAT EXTRAORDINARY EVENTS, SUCH AS TERRORISM AND THE UNCERTAINTY OF WAR, MAY HAVE ON OUR BUSINESS AND OPERATIONS.

         Extraordinary events, such as terrorist attacks or acts of war, may cause damage or disruption to our operations, which, in turn, could significantly impact our revenues, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, especially to the gaming industry, some of which have materially adversely affected our business, results of operations, and financial condition and may do so again in the future. In particular, the gaming industry has been affected by the downturn in the tourist industry as a result of the September 11 attacks. Because our business is closely tied to the gaming industry, the long-term effects from the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility have created many economic and political uncertainties, which could materially adversely affect our business, results of operations and financial condition in ways that we currently cannot predict.

         The strength and success of our business depends on the overall demand for our products and growth in the gaming industry. Further, gaming industry revenues are sensitive to general economic conditions and generally rise or fall more rapidly in relation to the condition of the overall economy. Although we cannot accurately estimate the economic impact of the recent terrorist attacks at this time, the gaming industry has been negatively affected by the reduction in air travel and tourism, and we expect that any significant decline in the economic health or growth of the lodging industry will reduce demand for our products.

         DUE TO OUR MANAGEMENT'S BENEFICIAL OWNERSHIP OF OUR COMMON STOCK, OUR MANAGEMENT HAS THE POWER TO INFLUENCE ALL MATTERS SUBMITTED TO OUR STOCKHOLDERS.

         Our executive officers and members of our board beneficially own 9,485,048 shares of common stock, or approximately 85.86% of the outstanding shares of our common stock, assuming exercise of options, warrants and convertible debentures. These stockholders have the power to influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership also has the effect to delay, prevent or expedite, as the case may be, a change in control.

         DUE TO THE RECENT DEVELOPMENT OF OUR PRODUCTS, WE ARE NOT CERTAIN AS TO WHETHER A MARKET EXISTS FOR OUR PRODUCTS.

         We have only recently completed development and begun distribution of our shufflers and the SecureDrop(TM) System. Although the market appears to be receptive to our products, there is no guarantee that the market will remain receptive and that we will successfully compete in the target market for our products.

         EVEN IF OUR OPERATIONS DO NOT BECOME PROFITABLE, OUR MANAGEMENT WILL CONTINUE TO BE COMPENSATED THROUGH THE PAYMENT OF SALARIES AND BENEFITS.

         We currently compensate our management with substantial salaries and other benefits and, in the future, may pay increased salaries and benefits. The payment of such compensation and benefits may be a burden on us and may be a factor in limiting or preventing our profitability. However, upon the expiration of our existing employment agreements, we may elect to not continue to compensate management with such substantial salaries and other benefits under circumstances where to do so would have a material negative effect on our financial condition.

         OUR PRODUCTS WILL BE SUBJECT TO CONSTANT SCRUTINY AND ATTEMPTS BY THIRD PARTIES TO COMPROMISE THEIR SECURITY.

         Since our products are designed to increase security, productivity and profitability for the gaming industry, our future success is dependent upon the ability of our products to withstand attempts by third parties to undermine the security of our products. In the event that our products become susceptible to attacks by third parties, we will most likely be required to take back our products from existing customers and will lose sales with prospective customers. Although we have tested our products for security and although our products have been tested by certain gaming regulators as part of the approval process, there is no assurance that our products will not be susceptible to a scheme by third parties to defraud the relevant gaming property.

         OUR PRODUCTS ARE SUBJECT TO THE RISKS RELATED TO PROPRIETARY PRODUCTS.

         We place our proprietary products, except for our SecureDrop(TM) System, in casinos under short-term lease arrangements, making these products susceptible to replacement due to pressure from competitors, changes in economic conditions, obsolescence and declining popularity. We intend to maintain and expand the number of installed proprietary products through enhancement of existing products, introduction of new products and customer service, but there can be no assurance that these efforts will be successful. The introduction of new proprietary products involves significant risks, including whether we will be able to place our products with gaming properties, the economic terms on which these gaming properties will accept the products, and the popularity of the products. We have filed trademark and patent applications to protect our products. At this time, however, the United States Patent and Trademark Office has not acted upon all of these applications. There can be no assurance that the pending patent or trademark applications will actually issue as patents or trademark registrations or that any of these rights will not be infringed by others. Certain of our products and games do or may have independent protection of the game itself, and it is possible that competitors could produce a similar product or game without violating any of our legal rights. We intend to promote aggressively our trademarks to build goodwill and customer loyalty. There can be no assurance, however, that we will be successful in these efforts, that innovations will be subject to legal protection or that the innovations will give a competitive advantage to us. See Part I, "Item 1. Description of Business
- Intellectual Property."

         CERTAIN OF OUR SHUFFLER PATENTS ARE THE SUBJECT OF LITIGATION.

         As discussed in Part I, "Item 3. Legal Proceedings," Shuffle Master has sued us for patent infringement and alleges that our shufflers violate two of Shuffle Master's patents concerning registering use of a playing card shuffler apparatus and the displaying of the use on a display. In addition to vigorously defending this matter, we have asked the court to invalidate certain patents asserted by Shuffle Master. Although we believe our position to be meritorious, and hope that the court will invalidate the patents of Shuffle Master or certain claims set forth therein, litigation of this nature is a drain on our cash resources and our management's time. Since the nature of litigation is that the outcome is rarely certain, we cannot give any assurance that the costs of the litigation, our likely cash and time requirements or the outcome will not have an adverse effect on us.

         INCREASED RELIANCE ON FOREIGN MANUFACTURED PRODUCTS COULD SUBJECT US TO SUPPLY INTERRUPTION.

         We propose to expand our manufacturing presence in China by outsourcing most phases of the manufacturing process to our own facility in Zhongshan City, China. Although we intend to maintain a five to six month inventory of parts at our principal offices, we will be adversely impacted if there is an interruption in our ability to receive components from China.

RISKS RELATED TO OUR INDUSTRY

         WE FACE INTENSE COMPETITION FROM COMPANIES WITH LONGER OPERATING HISTORIES, GREATER RESOURCES AND MORE ESTABLISHED BRAND NAMES.

         There is significant competition in the gaming industry. We compete with established companies and other entities, many of which possess substantially greater resources than we do. Almost all of the companies with which we compete are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than we now have, or will have in the foreseeable future. It is also likely that other competitors will emerge in the near future. There is no assurance that we will continue to compete successfully with other established gaming product manufacturers. We shall compete on the basis of quality and price. Inability to compete successfully might result in increased costs, reduced yields and additional risks to the investors herein.

         WE FACE EXTENSIVE REGULATION FROM GAMING AND OTHER GOVERNMENT AUTHORITIES.

         The gaming industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming commissions or similar regulatory authorities of each jurisdiction. Generally, companies that seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization) which are then reviewed for approval. In this regard, we may incur significant expenses in seeking to obtain licenses for our gaming products and concepts, and no assurance can be given that our products will be approved in any particular jurisdiction. The failure to obtain such approval in any jurisdiction in which we may seek to introduce our products or concepts could have a material adverse effect on our business.

         DUE TO OUR FOCUS ON PRODUCTS DESIGNED FOR THE GAMING INDUSTRY, OUR OPERATIONS ARE NOT DIVERSIFIED AND ARE DEPENDENT SOLELY UPON THE GAMING INDUSTRY.

         To date, we have designed, manufactured and sold products and concepts solely to the gaming industry. In addition, our financial viability has depended almost exclusively on our ability to generate revenues from the rental or sale of our products. Accordingly, we do not have the benefit of reducing our financial risks by relying on revenues derived from other operations. The economic health of the gaming industry, and, therefore, our revenues, are affected by a number of factors beyond our control, including:

         o General economic conditions, such as inflation, business cycle fluctuations and interest rates;

         o        Recession;

         o        Levels of disposable income of the hotel patrons;

         o        Acts of terrorism and anti-terrorism efforts;

         o Increased transportation costs resulting in decreased travel by patrons;

         o        Changes or proposed changes in tax laws;

         o Legal and regulatory issues affecting the development, operation and licensing of gaming; and

         o        Competitive conditions in the gaming industry.

         These factors may impact the demand for our products and could materially affect revenues that we realize on the sale or placement of our products.

         THE GAMING INDUSTRY HAS DEMONSTRATED A PREFERENCE TO RELY ON A SINGLE PROVIDER OF SHUFFLERS.

         There is no guarantee that our development of the PokerOne(TM) Shuffler, our specialty game shuffler, will be successfully completed. The failure to successfully complete the development and marketing of our specialty game shuffler could negatively impact our ability to distribute our other shuffler products. Since our customers have demonstrated a strong preference to conduct business with only one provider of automatic shuffler products, our inability to complete our shuffler product line may adversely affect our operating results.

         OUR ABILITY TO PLACE OUR PRODUCTS IS DEPENDENT UPON THE CONTINUED CUSTOMER ACCEPTABLE OF OUR PRODUCTS.

         To our knowledge, although our shufflers have not proved vulnerable to card counters or expert players, and although our casino customers have not experienced financial loss from their use of our shufflers, there is no guaranty that our shufflers will not become vulnerable to card counters or expert players or that the use of our shufflers will not result in financial losses for our customers. The occurrence of such events could have a material adverse effect on our operations.

RISKS RELATED TO OUR COMMON STOCK

         THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK, SO OUR STOCKHOLDERS MAY BE UNABLE TO DISPOSE OF THEIR INVESTMENT.

         Our common stock is at risk of complete loss if our operations are unsuccessful. In addition, there has been no trading market for our common stock. There can be no assurance that our common stock will ever be quoted, that an active trading and/or a liquid market will ever develop or, if developed, that it will be maintained. Persons should not invest unless they can afford to lose their entire investment. Further, the transferability of our common stock is restricted by the provisions of the Securities Act and the state securities laws and regulations, which generally prohibit transfer absent a registration of our common stock with the applicable regulatory authority or an exemption from the registration requirements of such regulatory authority.

         WE HAVE NO INTENTION OF PAYING ANY DIVIDENDS SINCE WE INTEND TO USE ANY EARNINGS, IF ANY, TO EXPAND OUR OPERATIONS.

         There can be no assurance that our operations will become profitable. At the present time, we intend to use any earnings that may be generated to finance the growth of our business.

         DUE TO OUR INABILITY TO GENERATE SUFFICIENT REVENUE TO SUPPORT OUR OPERATIONS, WE INTEND TO ISSUE ADDITIONAL SECURITIES TO PROVIDE OUR OPERATIONS WITH ADDITIONAL WORKING CAPITAL WHICH, IN TURN, WILL HAVE THE EFFECT OF DILUTING THE RELATIVE OWNERSHIP OF OUR EXISTING STOCKHOLDERS

         We currently anticipate the need to supplement the revenue generated by our operations from proceeds through private or public offerings of our equity, convertible debt securities or other debt securities. The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders. In addition, these equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights. In the event we are required to raise additional funds to support our operations, we cannot assure our stockholders that the additional funds will be available on terms favorable to VendingData, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund operations or otherwise continue as a going-concern.

ITEM 7.       FINANCIAL STATEMENTS



         Independent Auditors' Report.........................................39

         Balance Sheet at December 31, 2002...................................40

         Statements of Operations for the Years Ended
         December 31, 2002 and 2001...........................................41

         Statements of Changes in Stockholders' Equity for the Years
         Ended December 31, 2002 and 2001.....................................42

         Statements of Cash Flows for the Years Ended
         December 31, 2002 and 2001...........................................43

         Notes to Consolidated Financial Statements...........................45

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
VendingData Corporation

We have audited the balance sheet of VendingData Corporation as of December 31, 2002, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of VendingData Corporation as of December 31, 2002, and the results of its operations and cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.




                                                     James E. Scheifley
                                                     Certified Public Accountant

Dillon, Colorado
March 14, 2003

                             VENDINGDATA CORPORATION

                                  BALANCE SHEET
                                DECEMBER 31, 2002

                         ASSETS                                     DECEMBER 31,
                                                                       2002
                                                                   -------------

Current assets:
  Cash                                                             $  1,778,297
  Accounts receivable, trade                                            106,791
  Accounts receivable - other                                            39,305
  Due from affiliate                                                     30,593
  Inventories                                                         1,850,051
  Prepaid expenses                                                      236,579
                                                                   -------------
      Total current assets
                                                                      4,041,616

Property and equipment, at cost, net of
  accumulated depreciation of $2,828,887                              1,947,178

Intangible assets, at cost, net of
  accumulated amortization of $191,520                                  352,603
Due from affiliate - non current                                        118,800
Deferred financing costs                                                100,000
Deferred interest                                                       638,029
Deposits                                                                868,520
                                                                   -------------
                                                                   $  8,066,746
                                                                   =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of leases payable                                $  2,286,243
  Accounts payable                                                    1,084,637
  Accrued expenses                                                      385,570
  Accrued wages                                                         249,147
  Accrued interest                                                      461,308
  Shareholder loans - due currently                                     904,743
  Customer deposits                                                     386,819
                                                                   -------------
      Total current liabilities
                                                                      5,758,467

Convertible debt                                                      8,853,072
Leases payable - non-current                                          3,497,859

Stockholders' equity:
 Preferred stock, $.001 par value, 10,000,000 shares authorized              --
 Common stock,  $.001 par value, 16,000,000 shares authorized,
   7,625,814 shares issued and outstanding                                7,626
 Additional paid-in capital                                          26,719,980
 Deficit accumulated during development stage                       (36,770,258)
                                                                   -------------
      Total Stockholders' Equity                                    (10,042,652)
                                                                   -------------
      Total Liabilities and Stockholders' Equity                   $  8,066,746
                                                                   =============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             VENDINGDATA CORPORATION

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                           DECEMBER 31,
                                                     2002               2001
                                                 ------------       ------------

Sales                                            $ 3,463,677        $ 2,228,255
Interest income                                        1,172             11,755
Other income                                          15,450             10,767
                                                 ------------       ------------
                                                   3,480,299          2,250,777
                                                 ------------       ------------
Cost of sales                                      2,541,130          2,956,425
                                                 ------------       ------------
Gross margin                                         939,169           (705,648)

Other costs and expenses:
  General and administrative                       4,455,241          3,768,560
  Research and development                           810,327          1,364,264
                                                 ------------       ------------
                                                   5,265,568          5,132,824
                                                 ------------       ------------

(Loss) from operations                            (4,326,399)        (5,838,472)

  Interest expense                                 1,477,765          1,223,125
  Interest expense - related parties                 388,622            504,493
                                                 ------------       ------------
                                                   1,866,387          1,727,618

(Loss) before income taxes                        (6,192,786)        (7,566,090)
Provision for income taxes                                --                 --
                                                 ------------       ------------

Net (loss)                                       $(6,192,786)       $(7,566,090)
                                                 ============       ============


 Basic and diluted (loss) per share              $     (0.81)       $     (1.72)
                                                 ============       ============

 Weighted average shares outstanding               7,625,814          4,400,057
                                                 ------------       ------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                                      VENDINGDATA CORPORATION

                                           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                     ADDITIONAL
                                           COMMON        STOCK        PAID-IN      UNPAID STOCK     ACCUMULATED
              ACTIVITY                     SHARES        AMOUNT       CAPITAL      SUBSCRIPTIONS      DEFICIT             TOTAL
------------------------------------------------------------------------------------------------------------------------------------
    Balance, December 31, 2000            2,170,960       $ 2,171   $17,247,440       $     -       $(23,011,382)    $ (5,761,771)

    Issuance of stock for cash in
        private sale at $1.75             2,381,195         2,381     4,164,711             -                           4,167,092

    Stock issued for conversion of debt
        at $1.75                          2,992,759         2,993     5,234,335                                         5,237,328

    Stock issued for assets purchased        45,000            45        78,705                                            78,750

    Exercise of common stock options         40,000            40         1,960                                             2,000

    Stock reacquired and cancelled           (4,100)           (4)       (7,171)                                           (7,175)

Net (loss) for the year                            -             -             -             -        (7,566,090)      (7,566,090)
                                        --------------------------------------------------------------------------------------------
    Balance, December 31, 2001            7,625,814         7,626    26,719,980              -       (30,577,472)      (3,849,866)

Net (loss) for the year                           -             -             -              -        (6,192,786)      (6,192,786)
                                        --------------------------------------------------------------------------------------------
    Balance, December 31, 2002            7,625,814       $ 7,626   $26,719,980        $     -      $(36,770,258)    $(10,042,652)
                                        ============================================================================================

                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                       VENDINGDATA CORPORATION

                                      STATEMENTS OF CASH FLOWS
                               YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                   DECEMBER 31,
                                                             2002              2001
                                                         ------------      ------------
Net (loss)                                               $(6,192,786)      $(7,566,090)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                             972,525           807,544
   Amortization of deferred interest                         402,492           353,531
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                22,814           731,279
    (Increase) decrease in inventory                        (335,978)           24,932
    (Increase) decrease in prepaid expenses                   35,354          (216,791)
    (Increase) decrease in other assets                      (65,138)          (34,862)
    (Increase) decrease in deposits                         (162,540)         (114,714)
    Increase (decrease) in accounts payable                  498,710          (386,085)
    Increase (decrease) in accrued expenses                   94,312            87,069
    Increase (decrease) in customer deposits                (495,754)          601,320
                                                         ------------      ------------
       Total adjustments                                     986,297         1,853,223
                                                         ------------      ------------
     Net cash (used in) operating activities              (5,206,489)       (5,712,867)
                                                         ------------      ------------

Cash flows from investing activities:
   Acquisition of plant and equipment                       (562,168)          (72,867)
   Increase in patents and trademarks                         (3,045)         (209,620)
                                                         ------------      ------------
Net cash (used in) investing activities                     (565,213)         (282,487)
                                                         ------------      ------------

Cash flows from financing activities:
   Common stock sold for cash                                     --         4,169,092
   Proceeds from leases                                    2,988,385         1,335,306
   Proceeds from shareholder loans                         2,264,871         4,029,402
   Proceeds from convertible debt                          4,903,076                --
   Repayment of leases                                    (2,823,331)       (1,824,118)
   Repayment of notes and line of credit                          --          (716,000)
   Repayment of shareholder loans                           (650,000)         (563,400)
                                                         ------------      ------------
  Net cash provided by financing activities                6,683,001         6,430,282
                                                         ------------      ------------

Increase (decrease) in cash                                  911,299           434,928
Cash and cash equivalents, beginning of period               866,998           432,070
                                                         ------------      ------------
Cash and cash equivalents, end of period                 $ 1,778,297       $   866,998
                                                         ============      ============

                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             VENDINGDATA CORPORATION

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                             December 31,
                                                        2002             2001
                                                    -----------      -----------
Supplemental cash flow information:
   Cash paid for interest                           $1,341,044       $1,345,782
   Cash paid for income taxes                       $       --       $       --


Non-cash financing activities:
   Loans converted into common stock                $       --       $5,237,328
   Stock issued for asset acquisition               $       --       $   78,750


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             VENDINGDATA CORPORATION

                          NOTES TO FINANCIAL STATEMENT

NOTE 1.  ORGANIZATION

         The Company was incorporated on September 21, 1995, in the State of Washington and reorganized as a Nevada corporation with Articles of Merger filed on April 1, 1999, in Washington and on April 2, 1999, in Nevada. The Company is in the business of developing and distributing products related to the gaming industry. The Company's principal products are electronic card shuffling devices, an electronically identified coin collection bucket and collection cart for use with coin operated gaming and vending devices and a "softcount" collection system for control over soft currency from gaming and vending devices. The Company operates principally in the United States of America, however a portion of its revenues are derived from sales to customers in foreign countries. On December 17, 2002, the Company's Board of Directors approved a one share for five share reverse stock split. All share and per share information included in the foregoing financial statements and the accompanying footnotes have been restated to reflect the reverse stock split.

     SIGNIFICANT ACCOUNTING POLICIES

         ESTIMATES

         The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

         INVENTORY

         Inventory is stated at the lower of cost or market using the first in, first out method. Finished goods include raw materials, direct labor and overhead. Raw materials include purchase and delivery costs. Inventory consisted of the following at December 31, 2002:

         Raw material                          $1,021,032
         Work in progress                         731,419
         Finished goods                            97,600
                                               -----------
                                               $1,850,051

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

         Useful lives for property and equipment are as follows:

         Office equipment                        5 years
         Computer software                       5 years
         Tooling                                 3 years
         Leasehold improvements                  5 years

         INTANGIBLE ASSETS

         The Company has applied for patents for certain of its products. Patent and trademark costs (aggregating $537,729 at December 31, 2002) are amortized using the straight-line method over a period of ten years. Amortization for the years ended December 31, 2002 and 2001 amounted to $53,520 and $45,567, respectively.

         Organization costs aggregating $6,395 have been fully amortized.

         The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset, and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company for the 2002 and 2001 fiscal years.

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

         REVENUE RECOGNITION

         The Company recognizes revenue from the sale of its products upon installation at customer locations. Revenue from rentals of shuffler machines is recorded as revenue at the first of each month in accordance with lease terms. Sales returns and allowances are recorded after returned goods are received and inspected. The Company provides currently for estimated warranty repair costs associated with sales contracts.

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

         ADVERTISING

         Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $76,686 and $43,742 for the years ended December 31, 2002 and 2001, respectively.

         STOCK-BASED COMPENSATION

         The Company adopted Statement of Financial Accounting Standard No. 123 ("FAS 123"), Accounting for Stock-Based Compensation, and beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided in Note 7 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities ("SFAS 146"), which is required to be adopted for such activities initiated after December 31, 2002. SFAS 146 establishes accounting rules for recognizing certain costs associated with exit or restructuring activities that are not associated with new business combinations or disposal activities covered by FASB Statement No. 144.

         Management believes that the adoption of SFAS No. 146 will have no impact on the Company for the year ended December 31, 2002.

NOTE 2.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31, 2002:

         Furniture and fixtures                             $   240,655
         Equipment and vehicles                                 983,790
         Equipment held for rent                              2,760,500
         Tooling                                                541,896
         Leasehold improvements                                 249,224
                                                            ------------
                                                            $ 4,776,065
         Accumulated depreciation and amortization            2,828,887
                                                            ------------
                                                            $ 1,947,178
                                                            ============

         Depreciation expense charged to operations amounted to $919,005 and $779,794 for the years ended December 31, 2002 and 2001, respectively.

         The Company owns tooling used in the manufacture of certain plastic components of its shuffler product.

         Substantially all of the Company's fixed assets secure leases described in Note 6.

NOTE 3.  LINE OF CREDIT

         The Company has obtained a $1,200,000 line of credit based on a percentage of the Company's accounts receivable and inventory. At December 31, 2000, the Company had drawn $450,000 of the line. The line was collateralized by the accounts receivable, inventory and most other unencumbered assets. The line of credit was repaid in full and cancelled during the year ended December 31, 2001.

NOTE 4.  NOTES PAYABLE

         During the year ended December 31, 2001, the Company received proceeds of $550,000, from an accredited investor at an interest rates of 10%. During the year ended December 31, 2002, the Company received additional note proceeds from members of its Board of Directors and another accredited investor amounting to $2,264,871 and made repayments in cash of $650,000. An additional $4,074,995 of the notes was converted into convertible notes of the Company as discussed in
Note 5. The balance of the notes amounted to $896,743 at December 31, 2002 of which $736,743 is due currently. The remaining notes had interest rates of from 9.5% to 10%.

NOTE 5.  CONVERTIBLE DEBT AND WARRANTS

         With the approval of the Board of Directors, certain members of the Board of Directors and accredited investors participated in the Company's private placement of convertible notes in 2002. The following table summarizes the purchases of convertible notes by the relevant members of the Board of Directors and certain accredited investors.

          NAME                     AMOUNT             WARRANTS              MATURITY                CONVERTIBILITY
--------------------------    -----------------    ---------------    ----------------------    ------------------------
The James E. Crabbe                 $3,949,996            197,500       December 31, 2003          December 31, 2003
    Revocable Trust
VIP's Industries, Inc.              $49,999.95              2,500       December 31, 2003          December 31, 2003
Richard S. Jaslow                   $99,999.90              5,000         May 13, 2003               May 13, 2003
Richard S. Jaslow                   $49,999.95              2,500         May 31, 2003               May 31, 2003
Richard S. Jaslow                   $99,999.90              5,000        April, 11, 2003            April 11, 2003
Richard S. Jaslow                   $49,999.95              2,500         June 27, 2003              June 27, 2003
Ronald O. Keil                      $49,999.95              2,500        April. 19, 2003            April 19, 2003
Richard S. Jaslow                   $49,999.95              2,500        August 2, 2003             August 2, 2003
Richard S. Jaslow                   $49,999.95              2,500        August 15, 2003            August 15,2003
Richard S. Jaslow                   $49,999.95              2,500      September 23, 2003         September 23, 2003
Richard S. Jaslow                   $49,999.95              2,500        October 1, 2003            October 1, 2003
Richard S. Jaslow                   $49,999.95              2,500        October 7, 2003            October 7, 2003
Richard S. Jaslow                   $49,999.95              2,500       November 22, 2003          November 22, 2003
I.C.D., Inc.                        $99,999.90              5,000       December 31, 2003          December 31, 2003
--------------------------    -----------------    ---------------
                 TOTAL           $4,749,995.20            237,500

         The Company received a total of $675,000 in cash proceeds from the sale of the convertible debt above with the remaining $4,074,995 was the rollover of principal and interest. The proceeds from the private placement of convertible debt were used for general working capital purposes. The exemptions from registration relied upon by the Company for these private placements were
Section 4(2) of the Securities Act of 1933.

         On November 13, 2002, the Company's Board of Directors authorized a private placement of $5,000,000 of convertible notes. $2,500,000 was received in December of 2002 (warrants were issued in 2003) and an additional $2,500,000 was placed in the first quarter of 2003. The convertible notes accrue interest at 10% per annum, mature in December, 2005 and are convertible into shares of the Company's common stock between December 15, 2004 and June 15, 2005 at a rate of $2.25 per share for up to 15% of the outstanding principal amount of the note. The $5,000,000 of convertible notes are convertible into a maximum of 333,334 shares of the Company's common stock. In addition, for each convertible note unit of $50,000, the Company issued a warrant to purchase 6,000 shares of the Company's common stock with an exercise price of $2.25. If the average closing price of the Company's common stock on a stock exchange or other quotation medium over the twenty (20) previous business days before December 16, 2004 is not at least $3.00 per share, the exercise price shall be adjusted to $1.50 per share. On February 27, 2003 the private placement was increased to a maximum of $7,000,000. The exemption from registration relied upon by the Company for these private placements was Section 4(2) of the Securities Act of 1933.

NOTE 6.  LEASES PAYABLE

         From 1997 through 2002, the Company entered into financing type lease transactions (capital leases) with leasing companies whereby the Company leased or sold and leased back from the lessor all of its furniture and equipment, tooling and some equipment.

         Scheduled maturities of the obligations as of December 31, 2002 are as follows:


                            YEAR                                     AMOUNT
--------------------------------------------------------------    ------------
2003                                                              $ 3,342,209
2004                                                                2,495,733
2005                                                                1,531,340
                                                                  ------------
Minimum future lease payments                                       7,369,282
    Less interest component                                        (2,223,209)
    Plus deferred interest                                            638,029
                                                                  ------------
Present value of future net minimum lease payments                  5,784,102
Less current portion                                               (2,286,243)
                                                                  ------------
Due after one year                                                $ 3,497,859

         Property recorded under capital leases includes the following as of December 31, 2001:

Capitalized leased equipment and shuffler machines, at cost       $ 2,346,665
Furniture and equipment                                               475,293
Tooling                                                               271,500
                                                                  ------------
                                                                    3,093,458
Less accumulated depreciation                                      (1,716,425)
                                                                  ------------
Total assets subject to capital leases                            $ 1,377,033

         The leases contain provisions for mandatory buy back of the inventory and equipment at the end of the initial terms of the leases. The future minimum lease payments scheduled above include the buy out provisions due at the end of each lease term. The net present value of the buy out provisions, $638,029 as of December 31, 2002, has been included in other assets, represents additional interest on the leases, and will be amortized to interest expense during the remaining lease terms.

NOTE 7.  STOCKHOLDERS' EQUITY

         On June 14, 2001, the Company's Board of Directors declared a distribution of rights to purchase the Company's common stock to stockholders of record as of June 15, 2001, or the record date, and holders of vested options, warrants and convertible notes that possess anti-dilution rights as of the record date. Through the Company's Registration Statement on Form S-3 (File No. 333-64012), as declared effective on July 13, 2001, the Company offered an aggregate of 26,869,770 shares of its common stock upon the exercise of these rights by rightsholders. All rights expired on or before 5:00 p.m., Las Vegas, Nevada time on September 24, 2001. As of October 5, 2001, all 26,869,770 shares offered in the rights offering had been purchased. Rightsholders purchased 8,566,584 shares of common stock. Rightsholders applied $1,883,325 in amounts payable under short-term notes or bridge loans toward the purchase of the rights shares, and the Company received a total of $1,114,977 in cash proceeds from the exercise of these rights. The Company's standby purchaser, James E. Crabbe, the Company's controlling stockholder and Chairman of the Board of Directors, purchased 18,303,186 shares of common stock. Mr. Crabbe paid $3,052,115 in cash and applied $850,000 in short-term notes and $2,504,000 in bridge loans for the purchase of these shares. During the year ended December 31, 2001, $696,923 was converted into 1,991,209 shares of the Company's common stock.

         CONVERTIBLE DEBT. For additional information with respect to the Company's issuance of convertible debt in 2000, see Note 5.

         STOCK OPTIONS. The Company has an aggregate of 574,650 options to purchase common stock at $1.75 per share, 150,000 options to purchase common stock at $7.50 per share, 80,600 options to purchase common stock at $12.50 per share, and 121,320 options to purchase common stock at $13.00 and 200 options to purchase common stock at $15.00 per share outstanding at December 31, 2002.

         The following is a summary of transactions involving stock options:

                                                             RANGE OF                   AVERAGE
                                    SHARES               EXERCISE PRICES                 PRICE
                                ----------------    ---------------------------   --------------------
Balance              12/31/00           253,320           $5.00 - $15.00                $10.00

    Granted                             652,150            $1.75-$13.00                  $4.20
    Cancelled                            70,800            $5.00-$15.00                  $5.75
Balance              12/31/01           834,670            $5.00-$15.00                  $5.40

    Granted                             117,550            $1.75-$13.00                  $3.80
    Cancelled                            25,450            $7.50-$13.00                  $9.68
Balance              12/31/02           926,770            $1.75-$15.00                  $5.09

         The weighted average fair value at the date of grant for options granted during 2002 and 2001 as described above was $0.41 per option in 2002 and $0.65 per option in 2001. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

                                                2002                 2001
                                        -------------------    ----------------
         Market value                           $.35            $.35 and $1.50
         Expected life in years               3 to 10              3 to 10
         Interest rate                           7%                   7%
         Volatility                             10%                  10%
         Dividend yield                        0.00%                0.00%

         Stock based compensation costs would have increased pretax losses by $48,152 ($0.01 per share) and $436,660 ($0.05 per share) in 2002 and 2001, respectively, if the fair value of the options granted during those years had been recognized as compensation expense.

         WARRANTS. The Company has outstanding an aggregate of 60,000 warrants to purchase common stock at $13.00 per share, 50,000 warrants to purchase common stock at $12.50 per share, 247,500 warrants to purchase common stock at $1.75 per share, 150,000 warrants to purchase common stock at $0.05 per share and 45,000 warrants to purchase common stock at $50.00 per share outstanding at December 31, 2002.

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

         The Company has fully reserved approximately $12,239,000 for the asset related to the portion of the loss carryforward that more likely than not will not be utilized in future years. The reserve increased by approximately $2,100,000 during the year ended December 31, 2002. To date, the Company has generated taxable income in any of its years of operation and no tax liabilities exist to utilize the NOL carryover.

         At December 31, 2002, the Company had net operating loss carryforwards aggregating approximately $35,998,000, which expire as follows:

                  YEAR                       AMOUNT
         -----------------------     ------------------------
                 2015:                           $   172,303
                 2016:                           $ 1,721,318
                 2017:                           $ 2,534,394
                 2018:                           $ 3,040,719
                 2019:                           $ 8,133,370
                 2020:                           $ 6,656,561
                 2021:                           $ 7,566,090
                 2022:                           $ 6,173,286

         The principal difference between the Company's book operating losses and income tax operating losses results from the issuance of common stock during 1996, 1997 and 1988 for services, interest and options to purchase common stock at less than fair market value in exchange for debt conversion rights and other services.

NOTE 9.  RELATED PARTY TRANSACTIONS

         In August 1999, the Company issued an employment agreement with Steven
J. Blad, the Company's chief executive officer, effective January 1, 2000. The agreement provides monthly compensation of $23,500 through December 31, 2004, upon which time the compensation is to be renegotiated. The agreement provides that 20,000 options (exercisable at a price of $12.50 per share) be granted upon the effective date of the agreement. The Company recorded compensation expense related to the options granted for the excess of the fair value of the underlying common stock at the grant date ($13.00 per share) over the exercise price of $12.50 per share during January 2000. The agreement also provide for the granting of 20,000 options ($12.50 per share) for each year (2000, 2001, 2002) based upon the Company meeting its goals provided by the Board of Directors. Options were granted in January 2001 for 20,000 shares pursuant to the contract. The exercise price of the January 2001 options was set by the Board of Directors at $7.50 per share. During November 2001, additional options were granted to Mr. Blad aggregating 400,000 shares at an exercise price of $1.75 per share. No compensation expense was recorded in connection with the options as the fair value of the underlying stock was not in excess of the price of contemporaneous sales of common stock for cash at $1.75 per share.

         CONVERTIBLE DEBT. In 2001, the Company received proceeds of $4,029,402 from certain directors and controlling stockholders of the Company as part of a private placement of notes payable. In addition, the Company cancelled an aggregate of $5,237,328 in connection with a rights offering of common stock to existing stockholders. The Company also received an aggregate of $4,169,092 in cash for additional shares sold pursuant to the rights offering. In 2002, the Company received aggregate proceeds from certain directors and controlling stockholders of the Company of $2,961,070 and repaid $100,000 of notes outstanding at December 31, 2001. Substantially all of the new notes were issued pursuant to the convertible debt program. For additional information with respect to the issuance of notes, shares and warrants to the certain directors and controlling stockholders of the Company, see Notes 5 and 7.

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

         BUILDING LEASE. In September 1999, the Company agreed to lease, beginning November 1999, from the Company's then current landlord, a new building containing approximately 58,000 square feet. Under the terms of the lease agreement, the Company was relieved from all obligations under its pre-existing lease agreement with the landlord on the earlier of December 1, 2000, or the date upon which an assignment of the former leased premises lease agreement became effective. The term under the new lease agreement is for 86 months with one (1) option to extend for a five-year period. The new lease agreement provides for no rent for the first seven (7) months of the lease. Base monthly rent during months eight (8) through twenty-six (26) shall be $42,968, and during months twenty-seven (27) through eighty-six (86), base monthly rent shall be $42,968 per month plus an annual Consumer Price Index increase not to exceed 3% per annum. The other material terms of the lease agreement are substantially similar to those of the Company's pre-existing lease agreement. The Company expects the new facility to be adequate for its facility requirements for the foreseeable future. The Company also leases four office locations in Idaho, Washington, Mississippi and Michigan. The monthly rent attributed for these locations aggregates $4,873. Rent expense was $639,392 and $601,326 for the years ended December 31, 2002 and 2001, respectively.

         The Company also leases certain office equipment under non-cancelable operating leases having monthly rentals of $4,770.

         Future minimum rentals, including escalation provisions, under the leases are as follows:

         2003                         $551,870
         2004                         $527,146
         2005                         $518,499
         2006                         $515,616

         The Company has granted joint exclusive licenses to two entities for marketing rights to one of its products which provide for royalty payments to the Company of $0.04 and $0.075 per unit sold. Amounts paid pursuant to the licenses have not been material.

         LEGAL MATTER. On March 27, 2002, Shuffle Master filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against the Company in the United States District Court, District of Nevada. The complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining the Company from infringing Shuffle Master's patents, an accounting of gains and profits that resulted from the alleged infringement, and for interest, costs and attorneys' fees. The Company has filed counterclaims seeking declaratory relief for invalidity of the patents and non-infringement. The Company, based on advise of counsel, believes that it is unlikely that significant damages will be awarded as a result of the proceeding.

NOTE 11. SALES TO MAJOR CUSTOMERS AND CERTAIN CONCENTRATIONS

         During the year ended December 31, 2001, the Company had no single customer that accounted for more than 10% of its total sales. During the year ended December 31, 2002, the Company made sales of $1,343,050 (39% of total sales) to Oneida Bingo & Casino and had open accounts receivable from them of $15,920 at December 31, 2002.

          At December 31, 2002, the Company had $1,668,000 on deposit in a bank in excess of the FDIC insured limit of $100,000.

         The Company currently utilizes a single manufacturer in China for certain of its molded plastic products. Should this manufacturer be unable to meet the Company's demands it feels that it would be able to locate another suitable manufacturer or manufacturers.

         The Company made sales to customers located in foreign countries amounting to $133,370 during the year ended December 31, 2002.

NOTE 12. SUPPLEMENTAL STATEMENT OF OPERATIONS INFORMATION

         During the years ended December 31, 2002 and 2001, the Company incurred $4,455,241 and $3,768,560 of general and administrative expenses respectively, the components of which are as follows:

                                         2002                2001
                                    ---------------     ---------------
Salaries and related costs               1,511,991           1,298,930
Consulting services                         28,972              49,465
Advertising / Marketing                     76,686              43,742
Travel / Entertainment                     501,346             411,833
Gaming Industry shows                       78,263              43,117
Rent                                       639,392             524,120
Legal & regulatory expense                 486,226             239,214
Depreciation & amortization                410,250             374,998
Telephone                                   82,409              90,863
Printing                                    18,171              17,449
Bad Debt                                    38,167              17,134
Supplies                                    54,180             200,405
Repairs & maintenance                      101,168             101,860
Insurance                                   99,283             114,098
Sales Tax                                   63,522              14,048
Other Expenses                             265,215             227,284
                                    ---------------     ---------------
                                        $4,455,241          $3,768,560


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders to be held on May 21, 2003.

ITEM 10. EXECUTIVE COMPENSATION

         This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders to be held on May 21, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders to be held on May 21, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders to be held on May 21, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.
                  ---------

         See exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-KSB, which is incorporated herein by reference.

         (b)      Reports on Form 8-K.
                  --------------------

         During the three months ended December 31, 2002, we did not file any Current Reports on Form 8-K.

ITEM 14. CONTROLS AND PROCEDURES

         (a) Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on our evaluation as of a date within 90 days of the filing date of this Form 10-KSB, our manager has concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective.

         (b) Although there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, we are currently evaluating means of enhancing our internal controls. In this regard, we propose to form a disclosure committee that will be designed to ensure the reliability of our financial reporting, the effectiveness and efficiency of our operations and our compliance with applicable laws and regulations. This committee will also be responsible for providing our chief executive officer and our audit committee of its assessments and recommendations with respect to our disclosure controls and procedures. The disclosure committee will consist of our chief financial officer, our corporate counsel, a representative from marketing and a representative from operations. In addition to the formation of the disclosure committee, we will be implementing MAS-500 integrated financial and manufacturing software application. This software application will provide an integrated control process for purchasing, inventory control and manufacturing and will improve our financial reporting accuracy and timelines.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

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


             SIGNATURE                                   TITLE                                       DATE

/s/ Steven J. Blad                  Chief Executive Officer, President, Treasurer and             March 27, 2003
---------------------------------   Director (Principal Executive Officer)
Steven J. Blad


/s/ John R. Spina                   Chief Financial Officer                                       March 27, 2003
---------------------------------   (Principal Financial and Accounting Officer)
John R. Spina


/s/ James E. Crabbe                 Chairman of the Board                                         March 27, 2003
---------------------------------
James E. Crabbe


/s/ Ronald O. Keil                  Director                                                      March 27, 2003
---------------------------------
Ronald O. Keil


/s/ Bob L. Smith                    Director                                                      March 27, 2003
---------------------------------
Bob L. Smith


CERTIFICATIONS

         I, Steven J. Blad, certify that:

         1. I have reviewed this annual report on Form 10-KSB of VendingData Corporation, a Nevada corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 27, 2003       /s/ Steven J. Blad
         ------------------   --------------------------------------------------
                              Steven J. Blad, Chief Executive Officer and
                              Treasurer of VendingData Corporation

I, John R. Spina, certify that:

         1. I have reviewed this annual report on Form 10-KSB of VendingData Corporation, a Nevada corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 27, 2003          /s/ John R. Spina
         ---------------------    --------------------------------------------
                                  John R. Spina, Chief Financial Officer of
                                  VendingData Corporation


                                       EXHIBIT INDEX

Exhibit
 Number                            Exhibit Description                                   Page
 ------                            -------------------                                   ----
2.1      Agreement and Plan of Merger dated as of March 6, 1999, by and between           --
         the registrant and Casinovations Nevada Incorporated, incorporated by reference from the registrant's Annual Report on Form 10-KSB filed on
         March 26, 1999.
3.1      Amended and Restated Articles of Incorporation dated July 24, 2000,              --
         incorporated by reference from the registrant's Current Report on Form
         8-K filed on July 28, 2000.
3.2      Amended and Restated Bylaws of the registrant dated November 13, 2002,           --
         incorporated by reference from the registrant's Current Report on Form
         8-K filed on January 8, 2003.
3.3      Certificate of Change in Number of Authorized Shares filed on December           --
         23, 2002 and effective January 3, 2003, incorporated by reference from the registrant's Current Report on Form 8-K filed on January 8, 2003.
4.1      Specimen certificate for Common Stock, incorporated by reference from            --
         the registrant's Registration Statement on Form SB-2 filed on July 16,
         1997.
10.1     License Agreement with The United States Playing Card Company dated              --
         March 16, 1995, incorporated by reference from Form SB-2 filed on July
         16, 1997.
10.2     VendingData Corporation 1999 Stock Option Plan, incorporated by                  --
         reference from the registrant's Annual Report on Form 10-KSB filed on
         March 26, 1999.
10.3     Shareholder Agreement dated December 14, 1998, by and between                    --
         VendingData Corporation and Richard Huson, Bob Smith and Ron Keil,
         incorporated by reference from the registrant's Annual Report on Form
         10-KSB filed on March 26, 1999.
10.4     Form of 9.5% Convertible Note Due 2004, incorporated by reference from           --
         the registrant's Quarterly Report on Form 10-QSB filed on May 17, 1999.
10.5     Form of Warrant Associated with 9.5% Convertible Note Due 2004,                  --
         incorporated by reference from the registrant's Quarterly Report on
         Form 10-QSB filed on May 17, 1999.
10.6     First Security Bank of Nevada Master Equipment Lease Agreement,                  --
         incorporated by reference from the registrant's Quarterly Report on
         Form 10-QSB filed on August 13, 1999.
10.7     Lease Agreement dated August 19, 1999, by and between the registrant             --
         and Spencer Airport Center, LLC for 6830 Spencer incorporated by reference from the registrant's Quarterly Report on Form 10-QSB filed on November 15, 1999.
10.8     VendingData Corporation 1999 Directors' Stock Option Plan, incorporated          --
         by reference from the registrant's Quarterly Report on Form 10-QSB filed on November 15, 1999.
10.9     Durable Power of Attorney Granting Voting Rights of the registrant's             --
         Common Stock, incorporated by reference from the registrant's Quarterly
         Report on Form 10-QSB filed on November 15, 1999.
10.10    Wild Hold `em Fold `em Settlement Agreement dated February 18, 2000,             --
         incorporated by reference from the registrant's Current Report on Form
         8-K filed on March 16, 2000.
10.11    Bonus Blackjack Settlement Agreement dated February 18, 2000,                    --
         incorporated by reference from the registrant's Current Report on Form
         8-K filed on March 16, 2000.
10.12    Employment Agreement of Steven J. Blad dated August 10, 1999,                    --
         incorporated by reference from the registrant's Quarterly Report on
         Form 10-QSB filed on August 13, 1999.


Exhibit
 Number                            Exhibit Description                                   Page
 ------                            -------------------                                   ----

10.13    Agreement by and between the registrant and Josephthal & Co. Inc. dated          --
         December 14, 2000, incorporated by reference from the registrant's
         Annual Report on Form 10-KSB filed on March 30, 2001.
10.14    Stand-By Credit Agreement by and between the registrant and Josephthal           --
         & Co. Inc. dated as of February 6, 2001, incorporated by reference from the registrant's Annual Report on Form 10-KSB filed on March 30, 2001.
10.15    Form of Promissory Note, attached as an exhibit to the Stand-By Credit           --
         Agreement by and between the registrant and Josephthal & Co. Inc. dated as of February 6, 2001, incorporated by reference from the registrant's
         Annual Report on Form 10-KSB filed on March 30, 2001.
10.16    Form of Warrant, attached as an exhibit to the Stand-By Credit                   --
         Agreement by and between the registrant and Josephthal & Co. Inc. dated as of February 6, 2001, incorporated by reference from the registrant's
         Annual Report on Form 10-KSB filed on March 30, 2001.
10.17    Security Agreement by and between the registrant and Josephthal & Co.            --
         Inc. dated as of February 6, 2001, incorporated by reference from the registrant's Annual Report on Form 10-KSB filed on March 30, 2001.
10.18    Agreement of Purchase and Sale by and between the registrant and                 --
         Malcolm C. Davenport V dated March 15, 2001, incorporated by reference from the registrant's Quarterly Report on Form 10-QSB filed on May 14,
         2001.
10.19    Standby Purchase Agreement by and between the registrant and James E.            --
         Crabbe entered into June 15, 2001, incorporated by reference from the registrant's Registration Statement on Form S-3 filed on June 28, 2001.
10.20    Acquisition Agreement by and between the registrant and Technology               --
         Development Center, LLC entered into on June 26, 2001, incorporated by reference from the registrant's Current Report on Form 8-K filed on
         June 29, 2001.
10.21    Form of Employment Agreement, incorporated by reference from the                 --
         registrant's Quarterly Report on Form 10-QSB filed on August 14, 2001.
10.22    First Amendment to Employment Agreement by and between the registrant            --
         and Steven J. Blad entered into on November 20, 2001, incorporated by reference from the registrant's Annual Report on Form 10-KSB filed on
         April 1, 2002.
10.23    Agreement of Purchase and Sale by and among the registrant, Georgina              63
         Louise Sangster, William Purton, Dolphin Advanced Technologies Pty Ltd.
         and Dolphin Products Pty Ltd. dated December 23, 2002.
10.24    Form of 10% Note Due December 2005.                                               78
10.25    Form of Warrant, issued in conjunction with the Registrant's 10% Note             82
         Due December 2005.
21.1     Subsidiaries of Registrant.                                                       88
23.1     Consent of James E. Scheifley & Associates, P.C.                                  89
99.1     Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of               90
         2002, 18 U.S.C. Section 1350.