Form 10KSB/A
period 2002-12-31
VENDINGDATA CORP
filed 2003-04-28
CIK 1004673

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

         State issuer's revenues for its most recent fiscal year: $3,494,593

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

        Common Stock, $.001 par value      7,625,826 shares as of March 21, 2003

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Annual Report on Form 10-KSB/A is incorporated by reference from the issuer's Proxy Statement on
Schedule 14A to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

                                CAUTIONARY NOTICE

         This Annual Report of VendingData Corporation on Form 10-KSB/A contains forward-looking statements in which our management shares its knowledge and judgment about factors which it believes may materially affect our performance in the future. Terms expressing future expectations, outlook potential and anticipated growth in gaming industries and markets, acceptance of our products and services, estimates on revenues and earnings, and like expressions typically identify such statements.

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

         In order to maintain and expand the market presence of our products, we are committed to providing a high level of customer service and support. In this regard, we operate domestic regional service centers in Berkley, Michigan, Gulfport, Mississippi and Tukwila, Washington, and have service personnel located in New Jersey, Florida, and Mississippi, with a total of ten full-time service personnel. These employees provide casinos with installation and maintenance services domestically on all of our products. Service for the Nevada and California markets is supported by ten corporate office service personnel. In addition, we maintain a training center to provide support and training to our distributors, who are responsible for servicing their own products.

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

         Although the 1-for-5 reverse stock split was effected on January 3, 2003, the information with respect to our common stock as described in this Annual Report on Form 10-KSB/A, including the information dated as of December 31, 2002, reflects the 1-for-5 reverse stock split.

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

     CONVERTIBLE DEBENTURES

         From February 1999 to November 2000, we issued two series of unsecured convertible debentures, one series for $1,500,000 and another series for $1,800,000. The remaining convertible debentures are convertible at a rate of $13.00 per share into 123,317 shares of our common stock. A majority of the outstanding convertible debentures is held by James E. Crabbe, our Chairman of the Board and controlling stockholder. As noted above, these convertible debentures were issued with warrants, of which warrants to purchase 60,000 shares of common stock at an exercise price of $13.00 per share remain. We used the proceeds from this private placement for general corporate purposes and working capital. We relied upon the exemption from registration provided by
Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

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

         From December 2002 to March 2003, we conducted a private placement of 10% senior notes in the aggregate principal amount of $5,000,000 and reserved for issuance an additional 10% senior notes in the aggregate principal amount of $2,000,000. As part of the private placement, we issued warrants to purchase 6,000 shares of our common stock for each $50,000 invested. As a result, we issued warrants to purchase an aggregate of 600,000 shares of our common stock and may issue warrants to purchase an additional 240,000 shares of our common stock. The 10% senior notes require the payment of accrued interest semi-annually in arrears with the principal due on December 15, 2005. In addition, at any time after December 15, 2004 and until June 15, 2005, the holders of the 10% senior notes may convert up to 15% of the then outstanding principal amount into shares of our common stock at a conversion rate of $2.25 per share. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act, Rule 506 of Regulation D thereunder and Regulation S.

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

     ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. Actual results could differ from these estimates. The following is a summary of what our management believes are the critical accounting policies related to our operations. The application of these policies, in some cases, requires our management to make subjective judgments regarding the effect of matters that are inherently uncertain. See Note 1, "Significant Accounting Policies," to our Financial Statements included in Item 7 of this Annual Report on Form 10-KSB/A for a more detailed discussion of our accounting policies.

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

         REVENUES - SECUREDROP(TM) SALES. For the year ended December 31, 2002, we generated revenue related to the sale of our SecureDrop(TM) products of $1,704,769, compared to $953,026 for the year ended December 31, 2001, an increase of $751,743, or 78.9%. The introduction and sale of the SecureDrop(TM) Soft Count Module in 2002 has attributed to the increase in revenue.

         REVENUES - SHUFFLER SALES. For the year ended December 31, 2002, we generated revenue related to the sale of our shufflers of $113,450, compared to $93,330 for the year ended December 31, 2001, an increase of $20,120, or 21.6%. Our ability to sell our shufflers in additional gaming jurisdictions through approvals or approval waivers has created additional markets and sales for our shufflers.

         REVENUE - SHUFFLER RENTALS. For the year ended December 31, 2002, we generated revenue related to the rental of our shufflers of $1,406,351, compared to $1,181,899 for the year ended December 31, 2001, an increase of $224,452, or 19.0%. This increase is attributable to a decrease of free trials, an increase in rental fee charges for our shufflers and the receipt of approvals or approval waivers from additional gaming jurisdictions.

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

         COST OF SALES - SHUFFLER SALES. Our cost of shuffler sales revenue was $51,292 for the year ended December 31, 2002 compared to $46,806 for the year ended December 31, 2001, representing an increase of $4,486, or 9.6%. The increase in the cost of shuffler sales revenue was due to the increased placement of shuffler units during the year ended December 31, 2002. The gross margin percentage on revenue from shuffler sales revenue was 54.8% in the year ended December 31, 2002 compared to 49.8% for the year ended December 31, 2001. Increased manufacturing proficiencies have contributed to the improved gross margin.

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

         WORKING CAPITAL. At December 31, 2002, we had cash, cash equivalents and investments of $1,778,297, compared to $866,998 at December 31, 2001. At December 31, 2002, our working capital was a deficit of $1,716,851, compared to a deficit of $2,940,604 at December 31, 2001. At December 31, 2002, our current ratio, I.E. the ratio of current assets to current liabilities, was 0.70:1, compared to 0.49:1 at December 31, 2001. During the year ended December 31, 2002, we relied substantially upon loans from certain stockholders and directors and other private sources of debt and equity capital to sustain our operations. Until normalized sales levels are achieved such that our revenue is sufficient to sustain our operations, we will be relying upon loans from our principal stockholder and other directors, and other private and institutional sources of debt and equity capital for working capital purposes. Despite such reliance, neither our principal stockholder nor our directors are obligated to provide additional financing to us, and our principal stockholder and directors are free to decline to make additional financings to us at any time. In such event, we may have substantial difficulties in raising additional financings.

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

         NET CASH PROVIDED BY FINANCING ACTIVITIES. For the year ended December 31, 2002, net cash from financing activities was $6,683,001, compared to $6,430,282 for the year ended December 31, 2001, an increase of $252,719. The net cash provided by financing activities during the year ended December 31, 2002 consisted of $2,264,871 from stockholder loans, $2,988,385 from capital leases and $4,903,076 from convertible debentures, offset by the repayment of stockholder loans of $650,000 and the repayment of capital leases of $2,823,331. The increase of $252,719 in net cash provided by financing activities resulted primarily from the repayment of relatively less indebtedness in the year ended December 31, 2002 compared to the year ended December 31, 2001. The continued reliance on cash provided by financing activities is due to the inability to generate sufficient revenue to sustain our operations.

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

         On November 13, 2002, the Company's Board of Directors authorized a private placement of $5,000,000 of convertible notes. $2,500,000 was received in December of 2002 (warrants were issued in 2003) and an additional $2,500,000 was placed in the first quarter of 2003. The convertible notes accrue interest at 10% per annum, mature in December, 2005 and are convertible into shares of the Company's common stock between December 15, 2004 and June 15, 2005 at a rate of $2.25 per share for up to 15% of the outstanding principal amount of the note. The $5,000,000 of convertible notes is convertible into a maximum of 333,334 shares of the Company's common stock. In addition, for each convertible note unit of $50,000, the Company issued a warrant to purchase 6,000 shares of the Company's common stock with an exercise price of $2.25. If the average closing price of the Company's common stock on a stock exchange or other quotation medium over the twenty (20) previous business days before December 16, 2004 is not at least $3.00 per share, the exercise price shall be adjusted to $1.50 per share. On February 27, 2003 the private placement was increased to a maximum of $7,000,000. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act, Rule 506 of Regulation D thereunder and Regulation S.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders to be held on May 29, 2003.

ITEM 10. EXECUTIVE COMPENSATION

         This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders to be held on May 29, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders to be held on May 29, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders to be held on May 29, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.
                  ---------

         See exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-KSB/A, which is incorporated herein by reference.

         (b)      Reports on Form 8-K.
                  --------------------

         During the three months ended December 31, 2002, we did not file any Current Reports on Form 8-K.

ITEM 14. CONTROLS AND PROCEDURES

         (a) Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on our evaluation as of a date within 90 days of the filing date of this Form 10-KSB/A, our manager has concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective.

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


             SIGNATURE                                   TITLE                                       DATE

/s/ Steven J. Blad                  Chief Executive Officer, President and             April 23, 2003
---------------------------------   Director (Principal Executive Officer)
Steven J. Blad

/s/ John R. Spina                   Chief Financial Officer and Treasurer              April 23, 2003
---------------------------------   (Principal Financial and Accounting Officer)
John R. Spina

/s/ James E. Crabbe                 Chairman of the Board                              April 23, 2003
---------------------------------
James E. Crabbe

/s/ Ronald O. Keil                  Director                                            April 23, 2003
---------------------------------
Ronald O. Keil

/s/ Bob L. Smith                    Director                                            April 23, 2003
---------------------------------
Bob L. Smith


CERTIFICATIONS

         I, Steven J. Blad, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A of VendingData Corporation, a Nevada corporation;

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

Date:    April 23, 2003       /s/ Steven J. Blad
         ------------------   --------------------------------------------------
                              Steven J. Blad, Chief Executive Officer
                              of VendingData Corporation

I, John R. Spina, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A of VendingData Corporation, a Nevada corporation;

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

Date:     April 23, 2003          /s/ John R. Spina
         ---------------------    --------------------------------------------
                                  John R. Spina, Chief Financial Officer and
                                  Treasurer of VendingData Corporation


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