Form 10QSB
period 2003-03-31
VENDINGDATA CORP
filed 2003-05-20
CIK 1004673

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from: ___________________ to ___________________

     Commission file number: 000-25855

                             VendingData Corporation
        (Exact name of small business issuer as specified in its charter)

           Nevada                                        91-1696010
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  6830 Spencer Street, Las Vegas, Nevada 89119
                    (Address of principal executive offices)

                                 (702) 733-7195
                           (Issuer's telephone number)

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,625,826 shares of common stock, $.001 par value, as of March 31, 2003

Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                             VENDINGDATA CORPORATION

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I - FINANCIAL INFORMATION...........................................................................1

      ITEM 1.  FINANCIAL STATEMENTS......................................................................1

         Balance Sheets..................................................................................1

         Statement of Operations.........................................................................2

         Statements of Cash Flows........................................................................3

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....7

      ITEM 3.  CONTROLS AND PROCEDURES..................................................................19

PART II - OTHER INFORMATION.............................................................................20

      ITEM 1.  LEGAL PROCEEDINGS........................................................................20

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................................................20

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..........................................................21

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................21

      ITEM 5.  OTHER INFORMATION........................................................................21

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................22

                                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                            VENDINGDATA CORPORATION
                                                BALANCE SHEETS

                                                                            MARCH 31, 2003   DECEMBER 31,
                                                                              (UNAUDITED)        2002
                                                                            --------------   ------------
                                                    ASSETS
Current assets:
   Cash                                                                      $  1,312,641    $  1,778,297
   Accounts receivable, trade                                                     939,749         106,791
   Accounts receivable - other                                                    171,591          39,305
   Due from affiliate                                                              30,593          30,593
   Inventories                                                                  2,421,259       1,850,051
   Prepaid expenses                                                                73,679         236,579
                                                                             ------------    ------------
                                                                                4,949,512       4,041,616

Property and equipment, net of accumulated depreciation of
   $3,013,520 and $2,828,887, respectively                                      1,660,791       1,947,178
Intangible assets, net of accumulated amortization of
   $204,964 and $191,520, respectively                                            339,160         352,603
Due from affiliate - non current                                                  118,800         118,800
Deferred financing costs                                                          188,333         100,000
Deposits                                                                          835,118         868,520
                                                                             ------------    ------------
                                                                             $  8,091,714    $  7,428,717
                                                                             ============    ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities:
   Current portion of leases payable                                         $  2,090,598    $  1,977,380
   Accounts payable                                                               865,826       1,073,134
   Accrued expenses                                                               372,926         385,570
   Accrued wages                                                                  166,024         249,147
   Accrued interest                                                               627,637         461,308
   Stockholder loans - due currently                                              686,743         904,743
   Customer deposits                                                              186,676         386,819
                                                                             ------------    ------------
                                                                                4,996,430       5,438,101

Convertible debt                                                               11,503,072       8,853,072
Leases payable - non-current                                                    3,081,082       3,180,196

Stockholders' equity deficiency:
   Preferred stock, $.001 par value, 10,000,000 shares authorized                      --              --
   Common stock, $.001 par value, 16,000,000 shares authorized,
      7,625,814 and 7,625,814 shares issued and outstanding, respectively           7,626           7,626
   Additional paid-in capital                                                  26,719,980      26,719,980
   Deficit                                                                    (38,216,476)    (36,770,258)
                                                                             ------------    ------------
      Total stockholders' equity deficiency                                   (11,488,870)    (10,042,652)
                                                                             ------------    ------------
      Total liabilities and stockholders' equity deficiency                  $  8,091,714    $  7,428,717
                                                                             ============    ============

                                See accompanying notes to financial statements.

                             VENDINGDATA CORPORATION
                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                            2003           2002
                                         -----------   -----------

Sales                                    $ 1,575,086   $ 1,023,163
Rental income                                331,803       354,627
Other income                                  28,469         5,722
                                         -----------   -----------
                                           1,935,358     1,383,512

Cost of sales                                940,475       769,559
Cost of rentals                              405,154       333,437
Other                                         10,017         2,086
                                         -----------   -----------
                                           1,355,646     1,105,082
                                         -----------   -----------
Gross margin                                 579,712       278,430

Operating expenses:

   General and administrative              1,082,444       669,729
   Research and development                  285,989       373,221
                                         -----------   -----------
                                          (1,368,433)   (1,042,950)
                                         -----------   -----------

Loss from operations                        (788,721)     (764,520)

   Interest expense - related parties        159,821        85,557
   Interest expense - other                  497,676       291,250
                                         -----------   -----------
                                             657,497       376,807

Loss before income taxes                  (1,446,218)   (1,141,327)
Provision for income taxes                        --            --
                                         -----------   -----------

Net loss                                 $(1,446,218)  $(1,141,327)
                                         ===========   ===========

Basic and diluted loss per share         $     (0.19)  $     (0.15)
                                         ===========   ===========
Weighted average shares outstanding        7,625,814     7,625,814
                                         -----------   -----------

                 See accompanying notes to financial statements.

                             VENDINGDATA CORPORATION
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      2003            2002
                                                   -----------   -----------

Net cash (used in) operating activities            $(3,062,106)  $(1,540,220)
                                                   -----------   -----------

Cash flows from investing activities:

   Acquisition of plant and equipment                  (23,147)           --
   Equipment produced and held for rental               (9,500)      118,802
   Disposition of equipment produced for rental        134,400            --
   Deposits                                             33,402       (22,662)
                                                   -----------   -----------
Net cash provided by investing activities              135,155        96,140
                                                   -----------   -----------

Cash flows from financing activities:
   Proceeds from stockholder loans                          --     1,000,000
   Repayment of stockholder loans                     (218,000)     (205,400)
   Proceeds from leases payable                        862,500       499,661
   Repayment of leases payable                        (833,205)     (633,993)
   Proceeds from convertible debentures              2,650,000            --
                                                   -----------   -----------
Net cash provided by financing activities            2,461,295       660,268
                                                   -----------   -----------

Decrease in cash                                      (465,656)     (783,812)
Cash and cash equivalents, beginning of period       1,778,297       866,998
                                                   -----------   -----------
Cash and cash equivalents, end of period           $ 1,312,641   $    83,186
                                                   ===========   ===========

                 See accompanying notes to financial statements.

                    VENDINGDATA CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited financial statements of VendingData Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

          The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002, as included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission from which the accompanying balance sheet as of that date was derived. Certain reclassifications have been made to amounts presented in prior periods for comparability to the current period presentation.

NOTE 2 - LOSS PER SHARE (BASIC AND DILUTED)

          Basic loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted loss per share is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options, warrants and convertible debt. The effect of stock options on diluted loss per share is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period.

          The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to the existence of operating losses.

NOTE 3 - DEBT

          In the current quarter, a total of $168,000 worth of stockholder notes were paid, and $49,999 was exchanged for convertible debt. A total of $2,650,000 was raised as part of the private placement of 10% convertible notes during the current period. The balance of convertible debt at March 31, 2003 is $11,503,072.

NOTE 4 - LEASES PAYABLE

          During the current period, the Company entered into sales and lease-back transactions involving $862,500 in total capital lease obligations, without an implicit interest rate, payable over three years to finance rental equipment (Deck-Checkers(R).)

                    VENDINGDATA CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 5 - OPTIONS

          The Company accounts for stock-based employee compensation as provided in Opinion No. 25 of the Accounting Principles Board, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense has been recognized for the stock options granted in the three months ended March 31, 2003 or 2002. Since the fair value is not determinable for the options granted during the current period due to lack of trading, as provided in Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the intrinsic value was used which is $0.00. Using the fair value method and the Black-Scholes formula for the first quarter of 2002, the weighted average per share value of options granted would have been $0.37. Had compensation cost for such option grants been determined using this method, results for the first quarter of 2003 and 2002 would have been as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2003          2002
                                                     -----------   -----------
Net loss, as reported                                $(1,446,218)  $(1,141,327)
Deduct - Stock-based employee compensation
   expense determined under the fair value method             --        (1,330)
                                                     -----------   -----------
Net loss, pro forma                                  $(1,446,218)  $(1,139,997)
                                                     ===========   ===========
Basic and diluted net loss per share
   As reported                                       $     (0.19)  $     (0.15)
   Pro forma                                         $     (0.19)  $     (0.15)

NOTE 6 - GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,446,218 for the three months ended March 31, 2003. Additionally, the Company had a working capital deficiency of approximately $46,918 at March 31, 2003. Accordingly, the Company's ability to continue as a going concern may be dependent upon the success of management's plans to address and overcome these conditions. Management's plans with respect to these matters include reducing operating costs through the manufacturing of component parts in China and restructuring service functions to reduce labor and rental expense. Management is evaluating sources of additional capital, including debt or equity financings. Moreover, management believes that the increased sales in the first quarter of 2003 indicates customer acceptance of our product line and will result in improved revenue. There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                    VENDINGDATA CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 7 - INCOME TAXES

          The deferred tax asset resulting from the net operating loss ("NOL") has effectively been fully reserved resulting in an effective tax benefit rate of zero for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion should be read in conjunction with our financial statements and notes to our financial statements, included elsewhere in this report. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and include statements about our plans, objectives and business as well as our expectations and intentions. In some cases, you can identify these forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "potential," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

     o General economic and business conditions, both nationally and in those areas in which we operate;

     o    Competition in the gaming industry;

     o    Regulatory and judicial proceedings;

     o Changes in gaming laws and regulations (including actions affecting licensing);

     o    Continued growth in the gaming industry;

     o    Changes in our business strategy or plans;

     o Product development, product placement, and the acceptance of our products in the marketplace;

     o    Loss of any of our management or key personnel;

     o Financing sources and availability of capital to fund and sustain our operations; and

     o Leverage and debt service (including sensitivity to fluctuations in interest rates).

          Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

OVERVIEW

          BUSINESS STRATEGY. While we transitioned from a development stage to an operating company in 2000, we have continued to develop or acquire new products. The focus on the development and acquisition of new products is reflected in our operating results. Our strategy to increase revenue and margins is based on four key areas of concentration:

     o THE DEVELOPMENT OF THE SECUREDROP(TM)SYSTEM AND THE ACQUISITION OF THE DECK-CHECKER(R). Our ability to offer the SecureDrop(TM) System and the Deck-Checker(R)have given us two product lines that have virtually no competition. In contrast, our shuffler products face intense competition due primarily to the dominance of Shuffle Master, Inc. in the shuffler market. In this regard, in 2001 and 2000, where a substantial portion of our revenue was generated by our shuffler products, our margins have declined. By offering two products with virtually no competition, our management believes that we will have significant pricing power as our products are installed and become accepted by the gaming industry. As a means of protecting our competitive position in the marketplace, we will rely on existing and seek additional intellectual property rights. Through a multi-dimensional product line, our management believes that we will generate higher margins and become capable of generating sufficient revenue to sustain our operations.

     o THE EXPANSION OF GAMING DOMESTICALLY AND INTERNATIONALLY. The global economic downturn has forced non-gaming jurisdictions to look at new ways to raise revenue. As a result, at least four states and additional countries in Europe, Asia and South America are considering the legalizing of various forms of casino gaming. These include slot machines at racetracks, Native American Class-III casinos and Las Vegas-style casinos. The worldwide expansion of gaming should provide new markets for our products.

     o THE POTENTIAL MARKET FOR OUR PRODUCTS. Since we have only recently introduced our SecureDrop(TM)System and Deck-Checker(R), the market penetration of these products is low. For example, the market penetration of the SecureDrop(TM)Soft Count Module in the domestic market is less than 1% while the SecureDrop(TM)Hard Count Module is about 4% in the domestic market. As a result of the positive feedback on the installations of the SecureDrop(TM)Soft Count Module in the first quarter of 2003, our management believes that our products are gaining acceptance in the industry. With respect to the Deck-Checker(R), our management has received positive feedback and believes that the unique product will provide casino operators with a significant return on their investment.

     o THE INCREASE OF GROSS MARGINS THROUGH COST REDUCTION INITIATIVES. Through the implementation of cost reduction initiatives, our management believes that the gross margins on our products will improve over the next six months. The cost reduction initiatives include the following:

          o Reducing the cost of our component parts through the use of production facilities in China. By opening an office and warehouse facility in Xiaolan Town in Zhongshan City, China, we propose to shift our component sources to China and lower our costs. By the end of the second quarter of 2003, we will have shifted the production of over 80% of the components of the SecureDrop(TM)System and our shufflers to China. As a result, our management estimates that the cost of such components will decrease from approximately 40% of revenue to approximately 20% of revenue. Although we propose to outsource many components of the our products, we intend to maintain a five to six month inventory of components at our principal offices in Las Vegas, Nevada in the event there is interruption in the manufacture and receipt of components from China.

          o Shifting the manufacturing of our sub-assemblies to our production facilities in China and using our facilities in Las Vegas, Nevada for final assembly. Our management believes that we will reduce our labor and overhead costs by approximately 20% by the fourth quarter of 2003.

          o Closing our regional service centers and centralizing all service functions to our facilities in Las Vegas, Nevada. The use of four fully-staffed service centers with technicians and customer service representatives for the repair and service of our shufflers has not been cost effective. By closing these service centers and relying more on the use of spare machines, our management estimates that we will reduce the costs associated with servicing our shufflers and other products. We propose to centralize all service functions by the third quarter of 2003.

          o Eliminating our Boise, Idaho research facility and outsourcing any remaining research and development related to our table game support products. By closing this facility in the third quarter of 2003, our management believes that we will reduce our overhead and labor costs for research and development by twenty percent on an annual basis. For example, with respect to the Deck-Checker(R), we have engaged Industrial Research Limited, or IRL, in New Zealand for any additional research or development. Currently, IRL, a government owned research and development facility, is producing components for the Deck-Checker(R).

          o Implementing a new computer system designed to improve productivity through the use of eleven modules, including a financial and manufacturing application. This software will provide an integrated control process for purchasing, inventory control and manufacturing. Our management believes that the computer system's comprehensive set of applications and improved integration will result in lower costs and higher efficiency over our existing system.

FINANCIAL CONDITION

          To fund the execution of our business strategy described above, we continued to seek sources of outside financing. From December 2002 to May 2003, we conducted a private placement of 10% senior notes in the aggregate principal amount of $7,500,000 and warrants to purchase 900,000 shares of common stock. The warrants were issued at a rate of 6,000 shares per $50,000 of 10% senior notes sold. The 10% senior notes require the payment of accrued interest semi-annually in arrears with the principal due on December 15, 2005 and, at any time after December 15, 2004 and until June 15, 2005, may have 15% of their then outstanding principal converted into shares of our common stock at a rate of $2.25 per share. The amounts outstanding at March 31, 2003 were $5,100,000.

          Our cash and working capital requirements remain significant. As a result, our management is currently evaluating other sources of financing. We are currently evaluating the need to seek public or private sources of debt or equity financing, institutional or bank financing, lease financing, or other sources of financing. Should such financing sources not be available, we would be required to take other steps, including the sale of certain assets or the deferral or change or operating plans.

ACCOUNTING POLICIES

          The following is a summary of what our management believes are the critical accounting policies related to our operations. The application of these policies, in some cases, requires our management to make subjective judgments regarding the effect of matters that are inherently uncertain.

          REVENUE RECOGNITION. We recognize revenue from the sale of our products upon installation and functional testing at customer locations since that is when the customer's obligation becomes fixed and certain per the Company's standard contract for the sale of SecureDrop(TM), Shufflers and Deck-Checkers(R). Revenue from rentals of shufflers is recorded as revenue at the first of each month in accordance with lease contract terms. Although sales are not generally made with a right to return, upon occasion, sales returns and allowances are recorded after returned goods are received and inspected.

BALANCE SHEET

          During the three months ended March 31, 2003, total assets increased by $662,997 from $7,428,717, at December 31, 2002. Accounts receivable (trade) increased from $106,791 to $939,749 between December 31, 2002 and March 31, 2003. This increase is attributed to installations of SecureDrop(TM) at three casino properties in Nevada during the current period. Inventories have increased during the current period by $571,208 from $1,850,051 at December 31, 2002. As the Company moves more manufacturing to China, the level of inventories at our Las Vegas facility will increase in order to maintain a six-month inventory on hand to guard against unexpected transport interruptions.

          Total liabilities have increased from $17,471,369 at December 31, 2002 to $19,580,584 at March 31, 2003. Convertible debt increased primarily due to the private placement of an additional $2,650,000 during the current period.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND 2002

          REVENUE

          For the three months ended March 31, 2003, we generated total revenues of $1,935,358, compared to $1,383,512 for the three months ended March 31, 2002, an increase of $551,846 or 39.9%. Our revenues for the three months ended March 31, 2003 consisted of SecureDrop(TM) sales of $1,149,509, shuffler sales of $413,014, shuffler rentals of $331,803, Deck-Checker(R) sales of $12,563 and miscellaneous other income of $28,469. The increase in revenue was primarily due to an increase in SecureDrop(TM) and shuffler sales.

          REVENUES - SECUREDROP(TM) SALES. For the three months ended March 31, 2003, we generated revenue related to the sale of our SecureDrop(TM) products of $1,149,509, compared to $1,023,163 for the three months ended March 31, 2002, an increase of $126,346, or 12.4%. The increase in revenue can be attributed to the installation of SecureDrop(TM) at three of the Park Place Entertainment casino properties in Nevada.

          REVENUES - SHUFFLER SALES. For the three months ended March 31, 2003, we generated revenue related to the sale of our shufflers of $413,014, compared to $0 for three months ended March 31, 2002, an increase of $413,014. The increase in Shuffler sales was primarily due to casino operators purchasing shufflers versus renting. Many gaming companies prefer the purchase of equipment versus rental. The Company believes that the trend will be towards the purchase of equipment in the future due to lower interest rates for installment sales.

          REVENUE - SHUFFLER RENTALS. For the three months ended March 31, 2003, we generated revenue related to the rental of our shufflers of $331,803, compared to $354,627 for the three months ended March 31, 2002, a decrease of $22,824, or 6.4%. The decrease in Shuffler rentals was primarily due to the increase in shuffler sales for that same period. Shuffler rentals will increase when the next generation model is introduced early next year.

          REVENUE - OTHER INCOME. For the three months ended March 31, 2003, we generated other income of $28,469, compared to $5,722 for the three months ended March 31, 2002, an increase of $22,747, or 397.5%. The increase in other income was primarily due to an unusual sale of a table game sign during the first quarter of 2003.

          COST OF SALES

          For the three months ended March 31, 2003, our cost of sales was $1,355,646, compared to $1,105,082 for the three months ended March 31, 2002, an increase of $250,564, or 22.7%. Our cost of sales for the three months ended March 31, 2003 included cost of SecureDrop(TM) sales of $468,558, cost of shuffler sales of $105,222, cost of Deck-Checker(R) sales of $9,480, shuffler rental depreciation of $155,788, shuffler service costs of $249,366, manufacturing costs of $357,215, and other expenses of $10,017. As we transition from a development stage company to an operating company, we are reducing our cost of sales through more efficient purchasing and manufacturing. The outsourcing of components from China will continue the trend of reducing cost of sales through the second and third quarters of 2003. The gross margin on revenue for the three months ended March 31, 2003 was $579,712, or 30%, compared to the gross margin on revenue for the three months ended March 31, 2002 of $278,430, or 20.1%. The increase in gross margin of $301,282 from the three months ended March 31, 2003 to the three months ended March 31, 2002 reflects these efficiencies.

          COST OF SALES - SECUREDROP(TM) SALES. Our cost of SecureDrop(TM) sales revenue was $468,558 for the three months ended March 31, 2003 compared to $599,027 for the three months ended March 31, 2002, representing a decrease of $130,469, or 21.8%. The decrease in the cost of SecureDrop(TM) sales revenue was due to increased efficiencies in purchasing and manufacturing. The gross margin on revenue from SecureDrop(TM) sales revenue was $680,951, or 59.2%, in the three months ended March 31, 2003 compared to $424,136, or 41.5%, for the three months ended March 31, 2002. The increase in gross margin/gross margin percentage on SecureDrop(TM) sales revenue resulted primarily from increased experience and efficiency in the installation and service of the SecureDrop(TM) products.

          COST OF SALES - SHUFFLER SALES. Our cost of shuffler sales revenue was $105,222 for the three months ended March 31, 2003 compared to $0 for the three months ended March 31, 2002. The increase was due to the fact that there were no shuffler sales in the first quarter of 2002. The gross margin on revenue from shuffler sales revenue was $307,792, or 74.5%, in the three months ended March 31, 2003.

          GENERAL AND ADMINISTRATIVE EXPENSES

          For the three months ended March 31, 2003, our general and administrative expenses were $1,082,444, compared to $669,729 for the three months ended March 31, 2002, an increase of $412,715, or 61.6%. The increase in general and administrative expenses related primarily to travel and lodging to set up the office, assembly area and warehouse facility in China, legal fees associated with the Shuffle Master lawsuit and the hiring of a CFO.

          Our general and administrative expenses for the three months ended March 31, 2003 consisted of the following: salaries and related costs of $361,347; consulting services of $36,693; advertising and marketing costs of $11,576; travel and entertainment costs of $128,976; gaming industry shows costs of $33,869; rent of $145,482; repairs and maintenance expenses of $28,794; legal and regulatory expenses of $252,768; supplies of $5,368; insurance expenses of $6,823; depreciation and amortization of $62,209; and other expenses of $8,539.

          RESEARCH AND DEVELOPMENT EXPENSES

          For the three months ended March 31, 2003, research and development expenses were $285,989, compared to $373,221 for the three months ended March 31, 2002, a decrease of $87,232, or 23.4%. The decrease in research and development expenses was primarily due to our transition from research to production on our product lines.

          INTEREST EXPENSE

          For the three months ended March 31, 2003, we incurred interest expense of $657,497, compared to $376,807 for the three months ended March 31, 2002, an increase of $280,690, or 74.5%. The increase in interest expense was primarily attributable to increased borrowing.

          NET LOSS

          For the three months ended March 31, 2003, we had a net loss of $1,446,218, compared to a net loss of $1,141,327 for the three months ended March 31, 2002, an increase of $304,891, or 26.7%. The increase in net loss was primarily due to increased general and administrative costs together with increased interest expense. Basic loss per share was $0.19 for the three months ended March 31, 2003, compared $0.15 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

          OVERVIEW

          Because of our efforts to transition from a development stage company to an operating company, we have generated substantial cash flow deficits from operations, including cash used in operating activities of $5,206,489, $5,712,867 and $3,062,106 in the years ended December 31, 2002 and 2001 and the three months ended March 31, 2003, respectively. In addition, to fund our development and operating activities, we have been provided cash by financing activities of $6,683,001, $6,430,282 and $2,461,295 in the years ended December 31, 2002 and 2001 and the three months ended March 31, 2003, respectively. Consequently, we have been substantially dependent on cash from financing activities to fund our development and operating activities. We will continue to require cash from financing activities for our current operating needs until our operations begin to generate sufficient cash flow to provide for such cash requirements.

          During the three months ended March 31, 2003 and the year ended December 31, 2002, our sources of capital include equipment financing from a third party, short-term notes from stockholders, convertible debentures and other private sources of capital. With respect to our equipment financing where we have sold and leased back most of our furniture, equipment, tooling and shufflers, we have received proceeds of $2,988,385 and repaid $2,823,331 for the year ended December 31, 2002 and have received proceeds of $862,500 and repaid $833,205 for the three months ended March 31, 2003. As of March 31, 2003, there was outstanding equipment financing of $5,813,397, which includes $641,718 of deferred interest. These equipment leases have a term of 36 to 39 months and were not recorded as sales because the leases included a mandatory buy back provision. With respect to our stockholders loans, we have received proceeds of $3,917,948 and repaid $650,000 for the year ended December 31, 2002 and have received proceeds of $0 and repaid $218,000 for the three months ended March 31, 2003. As of March 31, 2003, there were outstanding stockholders loans in the aggregate amount of $686,743. With respect to our convertible debentures, we received proceeds of $3,249,999 and $2,650,000 during the year ended December 31, 2002 and the three months ended March 31, 2003, respectively, and have outstanding convertible debentures in the aggregate amount of $11,503,072 as of March 31, 2003.

          WORKING CAPITAL

          During the three months ended March 31, 2003 and the year ended December 31, 2002, we relied substantially upon loans from certain stockholders and directors, placements of senior notes and warrants and other private sources of debt and equity capital to sustain our operations. Until normalized sales levels are achieved such that our revenue is sufficient to sustain our operations, we will be relying upon loans from our principal stockholder and other directors, and other private and institutional sources of debt and equity capital for working capital purposes. Despite such reliance, neither our principal stockholder nor our directors are obligated to provide additional financing to us and our principal stockholder and directors are free to decline to make additional financings to us at any time. In such event, we may have substantial difficulties in raising additional financings.

          There have been no material changes in contractual cash obligations or commitments in the current period.

          Based on presently known commitments and plans, we believe that we will be able to fund our operations and required expenditures through the fourth quarter of 2003 through the net proceeds from the 10% senior note offering, cash flow from operations, and cash from debt or equity financings or from lease financing sources. In the event that we need additional capital, we will need to seek cash from public or private placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations in the upcoming year. If we continue to generate significant losses from our operations and are not able to locate additional sources of liquidity, we may be unable to continue as a going concern.

RISK FACTORS

                          RISKS RELATED TO VENDINGDATA

WE HAVE A HISTORY OF SIGNIFICANT OPERATING LOSSES AND ANTICIPATE CONTINUED OPERATING LOSSES, AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY.

          We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the years ended December 31, 2002 and 2001 and the three months ended March 31, 2003, we have incurred net losses of $6,192,786, $7,566,090 and $1,446,218, respectively, and our operations have used $5,206,489, $5,712,867 and $3,062,106 of cash, respectively. As of December 31, 2002 and 2001 and March 31, 2003, we had accumulated deficits of $36,770,258, $30,557,860 and $38,216,476, respectively.

          If our revenues decline or grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, our business would be severely harmed. We cannot assure that revenues will grow in the future or that we will generate sufficient revenues for profitability, or that profitability, if achieved, can be sustained on an ongoing basis.

GIVEN OUR RECURRING LOSSES AND ACCUMULATED DEFICITS, WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

          Based on presently known commitments and plans, we believe that we will be able to fund our operations and required expenditures through the second quarter of 2003 from cash on hand, cash flow from operations, and cash from our recent private placement of senior notes. In the event that such sources are insufficient, we will need to seek cash from private or public placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that we will successfully obtain necessary liquidity sources to fund our operations in the upcoming year. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund operations or otherwise continue as a going-concern.

WE HAVE LIMITED OPERATING RESULTS AND NO INDEPENDENT MARKET RESEARCH OF POTENTIAL DEMAND FOR CURRENT OPERATIONS.

          Until January 2000, we were in the development stage and had limited sales of our products. Our activities have been limited to analyzing and consulting with persons in the gaming industry, developing and manufacturing products, establishing distribution networks for our products, marketing our products to the gaming industry, manufacturing our products and commencing product sales. There is no guarantee that we will generate sufficient revenue to sustain our operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for our business operations.

THE ACCEPTANCE AND EXPANSION OF COINLESS GAMING MAY ADVERSELY AFFECT THE DEMAND FOR OUR PRODUCTS.

          Certain gaming operators have tested and employed as part of their current operations certain gaming devices that have totally eliminated the use of coin or tokens, or use a combination of coin and "cashless" vouchers. The acceptance and expansion of totally coinless gaming devices may reduce the demand for the SecureDrop(TM) System Hard Count Module, which is based on coin usage, and may adversely affect our operations in the future. Coinless gaming devices use bill/ticket acceptors and canisters, which would use our SecureDrop(TM) Soft Count Module.

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

WE ARE UNABLE TO PREDICT THE FUTURE IMPACT THAT EXTRAORDINARY EVENTS, SUCH AS TERRORISM, THE UNCERTAINTY OF WAR AND WORLDWIDE HEALTH CONCERNS, MAY HAVE ON OUR BUSINESS AND OPERATIONS.

          Extraordinary events, such as terrorist attacks, acts of war or worldwide health concerns, may cause damage or disruption to our operations, which, in turn, could significantly impact our revenues, costs and expenses, and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, especially to the gaming industry, some of which have materially adversely affected our business, results of operations, and financial condition and may do so again in the future. In particular, the gaming industry has been affected by the downturn in the tourist industry as a result of the September 11 attacks. Because our business is closely tied to the gaming industry, the long-term effects from the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, other acts of war or hostility and concerns about the spread of certain diseases, including severe acute respiratory syndrome, or SARS, have created many economic and political uncertainties, which could materially adversely affect our business, results of operations and financial condition in ways that we currently cannot predict.

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

DUE TO OUR MANAGEMENT'S CONTROLLING INTEREST IN OUR COMMON STOCK, OUR MANAGEMENT HAS THE POWER TO INFLUENCE ALL MATTERS SUBMITTED TO OUR STOCKHOLDERS.

          Our executive officers and members of our board beneficially own 9,485,048 shares of common stock, or approximately 85.9% of the outstanding shares of our common stock, assuming exercise of options, warrants and convertible debentures. These stockholders have the power to influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

DUE TO THE RECENT DEVELOPMENT OF OUR PRODUCTS, WE ARE NOT CERTAIN WHETHER A MARKET EXISTS FOR OUR PRODUCTS OR WHETHER OUR PRODUCTS WILL RECEIVE CUSTOMER ACCEPTANCE.

          We have only recently completed development and begun distribution of our shufflers, the SecureDrop(TM) System and tHE Deck-Checker(R). Although the market appears to be receptive to our products, there is no guarantee that the market will remaiN receptive and that we will successfully compete in the target market for our products. If we fail to generate sufficient demand for our products, our business will be adversely affected.

          Because certain of our products have just begun distribution, customer acceptance of those products is uncertain. Although to our knowledge our shufflers have not proved vulnerable to card counters or expert players, there is no guaranty that our shufflers will not become vulnerable to card counters or expert players or that the use of our shufflers will not result in financial losses for our customers. The occurrence of such events could have a material adverse effect on our operations.

EVEN IF OUR OPERATIONS DO NOT BECOME PROFITABLE, OUR MANAGEMENT WILL CONTINUE TO BE COMPENSATED THROUGH THE PAYMENT OF SALARIES AND BENEFITS.

          We currently compensate our management with substantial salaries and other benefits and, in the future, may pay increased salaries and benefits. The payment of such compensation and benefits may be a burden on us and may be a factor in limiting or preventing our profitability. We are in the process of extending our employment agreements for an additional three years with certain of our executive officers. However, upon the expiration of those employment agreements, we may elect not to continue compensating management with such substantial salaries and other benefits under circumstances where to do so would have a material negative effect on our financial condition.

OUR PRODUCTS WILL BE SUBJECT TO CONSTANT SCRUTINY AND ATTEMPTS BY THIRD PARTIES TO COMPROMISE THEIR SECURITY.

          Since our products are designed to increase security, productivity and profitability for the gaming industry, our future success is dependent upon the ability of our products to withstand attempts by third parties to undermine the security of our products. In the event that our products become susceptible to attacks by third parties, we will most likely be required to take back our products from existing customers and will lose sales from prospective customers. Although we have tested our products for security and although our products have been tested by certain gaming regulators as part of the approval process, there is no assurance that our products will not be susceptible to a scheme by third parties to defraud the relevant gaming property. Vulnerabilities in the security of our products could reduce demand for these products.

OUR PRODUCTS ARE SUBJECT TO THE RISKS RELATED TO PROPRIETARY PRODUCTS.

          We place our proprietary products, other than our SecureDrop(TM) System, in casinos under short-term lease arrangements, making these products susceptible to replacement due to pressure from competitors, changes in economic conditions, obsolescence and declining popularity. We intend to maintain and expand the number of installed proprietary products through enhancement of existing products, introduction of new products and customer service, but there can be no assurance that these efforts will be successful. The introduction of new proprietary products involves significant risks, including whether we will be able to place our products in gaming properties, the economic terms on which these gaming properties will accept the products, and the popularity of the products. We have filed trademark and patent applications to protect our products. At this time, however, the United States Patent and Trademark Office has not acted upon all of these applications. There can be no assurance that the pending patent or trademark applications will actually issue as patents or trademark registrations or that any of these rights will not be infringed by others. Certain of our products do or may have independent protection of the game itself, and it is possible that competitors could produce a similar product or game without violating any of our legal rights. We intend to promote aggressively our trademarks to build goodwill and customer loyalty. There can be no assurance, however, that we will be successful in these efforts, that innovations will be subject to legal protection or that the innovations will give us a competitive advantage sufficient to maintain our business and operations.

OUR SHUFFLER IS THE SUBJECT OF PATENT LITIGATION.

          Shuffle Master, Inc., our principal competitor in the shuffler market, has sued us for patent infringement and alleges that our shufflers violate two of its patents concerning registering use of a playing card shuffler apparatus and the displaying of the use on a display. In addition to vigorously defending this matter, we have asked the court to invalidate certain patents asserted by Shuffle Master, Inc. Although we believe our position to be meritorious, and hope that the court will invalidate the patents of Shuffle Master, Inc. or certain claims set forth therein, litigation of this nature is a drain on our cash resources and our management's time. We cannot give any assurance that the costs of the litigation, our likely cash and time requirements or the outcome will not have an adverse effect on us and our financial condition.

INCREASED RELIANCE ON FOREIGN MANUFACTURED PRODUCTS COULD SUBJECT US TO SUPPLY INTERRUPTION.

          We propose to expand our manufacturing presence in China by outsourcing most phases of the manufacturing process to facilities in Xiaolan Town in Zhongshan City, China. Although we intend to maintain a five to six month inventory of parts at our principal offices in Las Vegas, Nevada, we will be adversely impacted if there is an interruption in our ability to receive components from China. Factors that may cause a supply interruption include political unrest, closure of ports, worldwide health concerns, including SARS, and other events beyond our control. According to the Chinese Ministry of Health, Guangdong, the province in which Xiaolan Town is located, has the second largest number of confirmed and probable cases of SARS on the Chinese mainland to date. In the event that our manufacturing operations in Xiaolan Town are interrupted due to the SARS epidemic, our business could be materially adversely affected.

                          RISKS RELATED TO OUR INDUSTRY

WE FACE INTENSE COMPETITION FROM COMPANIES WITH LONGER OPERATING HISTORIES, GREATER RESOURCES AND MORE ESTABLISHED BRAND NAMES.

          There is significant competition in the gaming industry. We compete with established companies and other entities, many of which possess substantially greater resources than we do. Almost all of the companies with which we compete are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than we now have, or will have in the foreseeable future. It is also likely that other competitors will emerge in the near future. There is no assurance that we will continue to compete successfully with other established gaming product manufacturers. Inability to compete successfully might result in increased costs, reduced yields and adverse effects on our business and financial condition.

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

          The Nevada Gaming Control Board may investigate any beneficial holder of our voting securities (regardless of the number of shares owned), and any individual who has a material relationship to, or material involvement with, us in order to determine whether such individual is suitable or should be licensed as a business associate of ours. In addition, our officers, directors and certain key employees may be required to be licensed or found suitable by the Nevada gaming authorities, which would require them to submit detailed background information. Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada Gaming Control Board may be found unsuitable. In the event that the Nevada gaming authorities were to find an officer, director, key employee, stockholder, or any other individual that has a material relationship with us unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that individual and that individual would be required to dispose of all of our stock.

DUE TO OUR FOCUS ON PRODUCTS DESIGNED FOR THE GAMING INDUSTRY, OUR OPERATIONS ARE NOT DIVERSIFIED AND ARE DEPENDENT SOLELY UPON THE GAMING INDUSTRY.

          To date, we have designed, manufactured and sold products and concepts solely to the gaming industry. In addition, our financial viability has depended almost exclusively on our ability to generate revenues from the rental or sale of our products and financing activities. Accordingly, we do not have the benefit of reducing our financial risks by relying on revenues derived from other operations. The economic health of the gaming industry, and, therefore, our revenues, are affected by a number of factors beyond our control, including:

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

THE GAMING INDUSTRY HAS DEMONSTRATED A PREFERENCE FOR RELYING ON A SINGLE PROVIDER OF SHUFFLERS.

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

                        RISKS RELATED TO OUR COMMON STOCK

THERE HAS BEEN NO PUBLIC MARKET FOR OUR COMMON STOCK, SO OUR STOCKHOLDERS MAY BE UNABLE TO DISPOSE OF THEIR INVESTMENT.

          There has been no trading market for our common stock. There can be no assurance that our common stock will ever be quoted, that an active trading and/or a liquid market will ever develop or, if developed, that it will be maintained. Accordingly, we cannot assure the liquidity of the market of our common stock or the prices at which you may be able to sell our common stock, if at all.

IN THE EVENT THAT WE ARE UNABLE TO CONTINUE AS A GOING CONCERN AND OUR COMPANY IS DISSOLVED OR OTHERWISE TERMINATED, STOCKHOLDERS COULD LOSE THEIR INVESTMENT IN OUR COMMON STOCK.

          Investment in our common stock is at risk of complete loss if our operations are unsuccessful.

WE HAVE NO INTENTION OF PAYING ANY DIVIDENDS SINCE WE INTEND TO USE ANY EARNINGS, IF ANY, TO EXPAND OUR OPERATIONS.

          There can be no assurance that our operations will become profitable. At the present time, we intend to use earnings, if any, that may be generated to finance the growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant. Accordingly, stockholders may have to sell some or all of your common stock in order to generate cash flow from your investment. You may not receive a gain on your investment when you sell your common stock, and you may lose the entire amount of the investment.

DUE TO OUR INABILITY TO GENERATE SUFFICIENT REVENUE TO PROVIDE CASH TO FUND OUR OPERATIONS, WE INTEND TO ISSUE ADDITIONAL SECURITIES TO PROVIDE OUR OPERATIONS WITH ADDITIONAL WORKING CAPITAL THAT, IN TURN, WILL HAVE THE EFFECT OF DILUTING THE RELATIVE OWNERSHIP OF OUR EXISTING STOCKHOLDERS.

          We currently anticipate the need to supplement the cash deficit arising from our operations with the proceeds through offerings of our equity, convertible debt securities or other debt securities. The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders. In addition, these equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights and preferences in liquidation. In the event we are required to raise additional funds to support our operations, we cannot assure our stockholders that the additional funds will be available on terms favorable to VendingData, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund operations or otherwise continue as a going-concern.

ITEM 3. CONTROLS AND PROCEDURES

          EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Based on our evaluation as of a date within 90 days of the filing date of this Form 10-QSB, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective.

          CHANGES IN INTERNAL CONTROLS. Although there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, we are currently evaluating means of enhancing our internal controls. In this regard, we propose to form a disclosure committee that will be designed to ensure the reliability of our financial reporting, the effectiveness and efficiency of our operations and our compliance with applicable laws and regulations. This committee will also be responsible for providing our chief executive officer and our audit committee with its assessments and recommendations with respect to our disclosure controls and procedures. The disclosure committee will consist of our chief financial officer, our corporate counsel, a representative from marketing and a representative from operations. In addition, we will be implementing a financial and manufacturing software application, which will provide an integrated control process for purchasing, inventory control and manufacturing and will improve our financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

          On November 22, 1999, Moll Industries, Inc. filed a complaint (Case No. 817296) against VendingData in the Superior Court of the State of California for the County of Orange, California. The parties have entered into a stipulation as of December 2000, the fulfillment of which will lead to the dismissal of this litigation.

          On May 18, 2000, Heath Electronics Manufacturing Corporation filed a complaint (Case No. CV OC 00-02422D) against VendingData in the District Court of the Fourth Judicial District of the State of Idaho, Ada County. The parties have entered into a Settlement Agreement, the performance of which will lead to the filing and recordation of a Satisfaction of Judgment.

          On March 27, 2002, Shuffle Master filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against VendingData in the United States District Court, District of Nevada. The amended complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining us from infringing on two of Shuffle Master's patents, an accounting of our gains and profits that resulted from our alleged infringement, and for interest, costs and attorneys' fees. The Shuffle Master patents that are at issue in the litigation concern the registering of use of a playing card shuffler apparatus and the displaying of the use on a display. We have filed our Answer, Counterclaims, and Amended Counterclaims against Shuffle Master. In our Answer, we deny Shuffle Master's allegation of patent infringement and request that Shuffle Master's complaint be dismissed. We also seek, in our amended counterclaim, a declaration that we do not infringe Shuffle Master's patent and that Shuffle Master's patent and certain of its related patents are invalid. We further assert counterclaims against Shuffle Master for breach of contract and violation of the Uniform Trade Secrets Act. On May 20, 2002, the United States District Court, District of Nevada denied Shuffle Master's Motion for Preliminary Injunction against us. Discovery in this litigation is now closed.

          On June 7, 2002, Beth Thacker filed a complaint (Case No. 02-2-13207-3KNT) against VendingData in the Superior Court of Washington in and for King County. We removed this case (Case No. C02-1374P) to the United States District Court for the Western District of Washington. The Court granted the Company's Motion for Summary Judgment, and on May 13, 2003, entered an Order of Dismissal, which dismissed all claims against the Company with prejudice.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         From December 2002 to May 2003, we conducted a private placement of 10% senior notes in the aggregate principal amount of $7,500,000 and warrants to purchase 900,000 shares of common stock. The warrants were issued at a rate of 6,000 shares per $50,000 of 10% senior notes sold. The 10% senior notes require the payment of accrued interest semi-annually in arrears with the principal due on December 15, 2005 and, at any time after December 15, 2004 and until June 15, 2005, may have 15% of its then outstanding principal converted into shares of our common stock at a rate of $2.25 per share. All notes were placed with accredited investors. We received net proceeds from the private placement of approximately $7,200,000 after deducting the underwriting discounts and commissions and the offering expenses. The proceeds from this placement are being used for the acquisition of the Deck-Checker(R), inventory and working capital. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act, Rule 506 of Regulation D thereunder and Regulation S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

ITEM 5. OTHER INFORMATION.

          Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002 (18 U.S.C. Section 1350).

          (b)  Reports on Form 8-K.

          During the three months ended March 31, 2003 and from the end of such period to the date of this report, we filed the following:

          o Current Report on Form 8-K filed on January 8, 2003 reporting an amendment to our bylaws on November 13, 2002 and the 1-for-5 reverse stock split effective on January 2, 2003;

          o Current Report on Form 8-K filed on February 27, 2003 reporting the appointment of John R. Spina as our chief financial officer;

          o Current Report on Form 8-K filed on April 22, 2003 (as amended by Form 8-K/A filed May 6, 2003) reporting the retention of the firm of Piercy, Bowler, Taylor & Kern as our independent accountants; and

          o Current Report on Form 8-K filed on April 28, 2003 reporting the resignation of Steven J. Blad as treasurer and the election of John R. Spina as our treasurer.

                                    SIGNATURE

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VENDINGDATA CORPORATION
                             (Registrant)


Date: May 20, 2003           By:  /s/ Steven J. Blad
                                  ----------------------------------------------
                                  Steven J. Blad
                             Its: Chief Executive Officer and President

                                 CERTIFICATIONS

          I, Steven J. Blad, Chief Executive Officer and President of VendingData Corporation, certify that:

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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 20, 2003           By: /s/ Steven J. Blad
                                 -----------------------------------------------
                                 Steven J. Blad, Chief Executive Officer and
                                 President

          I, John R. Spina, Chief Financial Officer and Treasurer of VendingData Corporation, certify that:

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

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 20, 2003           By: /s/ John R. Spina
                                 -----------------------------------------------
                                 John R. Spina, Chief Financial Officer and
                                 Treasurer