Form 10QSB
period 2003-06-30
VENDINGDATA CORP
filed 2003-08-18
CIK 1004673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: to

Commission file number: 000-25855

VendingData Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	91-1696010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6830 Spencer Street, Las Vegas, Nevada 89119
(Address of principal executive offices)

(702) 733-7195
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   7,700,826 shares of common stock, $.001 par value, as of July 31, 2003

Transitional Small Business Disclosure Format (check one):  YES ☐ NO ☒

VENDINGDATA CORPORATION

FORM 10-QSB

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

VENDINGDATA CORPORATION

Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$406,574	$1,778,297
Accounts receivable, trade, net of allowance for uncollectibles of $25,530 and $25,530, respectively	1,766,176	106,791
Accounts receivable, trade, non-current portion	75,744	87,639
Due from affiliate	39,939	30,593
Inventories	3,906,663	1,850,051
Prepaid expenses	217,733	236,579
	6,412,829	4,089,950

Property and equipment, net of accumulated depreciation of $2,956,767 and $2,828,887	1,775,826	1,947,178
Intangible assets, net of accumulated amortization of $218,556 and $191,520	334,483	352,603
Due from affiliate	—	118,800
Other receivables	1,084,400	—
Deferred expenses	454,987	100,000
Deposits	1,002,038	868,520
	$11,064,563	$7,477,051

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
Current liabilities:
Current portion of leases payable	$1,934,846	$1,977,380
Accounts payable	1,512,607	1,073,134
Accrued expenses	393,153	433,904
Accrued wages	247,347	249,147
Accrued interest	637,865	461,308
Short-term debt	1,674,743	904,743
Current portion of convertible debt	803,076	—
Customer deposits	441,545	386,819
	7,645,182	5,486,435

Convertible debt, net of current portion	13,099,996	8,853,072
Leases payable, net of current portion	2,783,906	3,180,196
	23,529,084	17,519,703

Stockholders’ equity deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 7,700,826 and 7,625,826 shares issued and outstanding	7,701	7,626
Additional paid-in capital	27,082,455	26,719,980
Deficit	(39,554,677)	(36,770,258)
	(12,464,521)	(10,042,652)
	$11,064,563	$7,477,051

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Operations

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Sales	$1,959,395	$504,708	$3,564,320	$1,527,871
Rental	300,430	360,807	630,743	715,434
Other	12	5,915	132	11,637
	2,259,837	871,430	4,195,195	2,254,942

Operating expenses:
Cost of sales	931,862	659,391	2,179,066	1,764,473

Selling, general and administrative	1,732,033	782,650	3,064,524	1,452,379
Research and development	228,476	347,703	372,860	720,924
Loss from operations	(632,534)	(917,667)	(1,421,255)	(1,681,491)

Interest expense, unrelated parties	556,095	325,315	1,053,771	616,565
Interest expense, related parties	149,572	98,612	309,393	184,169
Total interest expense	705,667	423,927	1,353,164	800,734

Net loss	$(1,338,201)	$(1,342,241)	$(2,784,419)	$(2,483,568)

Basic loss per share	$(0.18)	$(0.18)	$(0.37)	$(0.33)
Weighted average shares outstanding	7,646,430	7,625,814	7,636,185	7,625,814

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Cash Flows

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002

Net cash used in operating activities	$(7,016,487)	$(1,894,452)

Cash flows from investing activities:
Acquisition of intangible assets	(8,915)	13,350
Acquisition of plant and equipment	(450,525)	(123,089)
Acquisition of equipment produced for rental	(9,500)	(297,202)
Disposition of equipment produced for rental	502,791	—
Disposition of plant and equipment	705	—
Deposits	(133,518)	(58,640)
Net cash used in investing activities	(98,962)	(465,581)

Cash flows from financing activities:
Proceeds from sale of stock	362,550	—
Proceeds from leases payable	924,107	1,022,846
Repayment of leases payable	(1,362,931)	(1,180,352)
Proceeds from short-term debt	1,000,000	1,990,000
Proceeds from issuance of convertible debentures	5,000,000	349,999
Repayment of notes payable	(180,000)	—
Net cash provided by financing activities	5,743,726	1,971,694

Decrease in cash	(1,371,723)	(388,339)
Cash balance at beginning of period	1,778,297	866,998
Cash balance at end of period	$406,574	$478,659

See accompanying notes to financial  statements.

VENDINGDATA CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements of VendingData Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation S-B of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, as included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission from which the accompanying balance sheet information as of that date was derived.  Certain reclassifications have been made to amounts presented in prior periods for comparability to the current period presentation.

Note 2 – Loss per Share (Basic and Diluted)

Basic loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the year.  Diluted loss per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the year plus potential dilutive instruments such as stock options, warrants and convertible debt.  The effect of stock options on diluted loss per share is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period.

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to the existence of operating losses.

Note 3 – Debt

In the quarter ended June 30, 2003, the Company received a short-term bridge loan for $1,000,000 and $2,400,000 was raised as part of the private placement of 10% convertible notes.

Note 4 – Options

The Company currently has two stock option plans.  Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations.  No stock-based employee compensation expense for stock options was reflected in net income for years prior to 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.  During the second quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 under the prospective transition method, effective as of January 1, 2003.

The impact of the adoption of the fair value method of accounting for stock-based compensation was an increase to stock-based compensation expense of approximately $31,032 for the six-month period ended June 30, 2003.  This stock compensation expense was recorded in selling, general and administrative expenses.  As a result of adopting SFAS No. 123 under the prospective transition method of SFAS No. 148, prior periods have not been restated to reflect the impact of the fair value method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss, as reported	$(1,338,201)	$(1,342,241)	$(2,784,419)	$(2,483,568)
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	31,032	—	31,032	—
Deduct – Stock-based employee compensation expense determined under the fair value method	(31,032)	—	(31,032)	(1,330)
Net loss, pro forma	$(1,338,201)	$(1,342,241)	$(2,784,419)	$(2,483,568)
Basic and diluted net loss per share
As reported	$(0.18)	$(0.18)	$(0.37)	$(0.33)
Pro forma	$(0.18)	$(0.18)	$(0.37)	$(0.33)

Note 5 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $2,784,419 for the six months ended June 30, 2003.  Additionally, the Company had a working capital deficiency of approximately $1,232,353 at June 30, 2003.  Accordingly, the Company’s ability to continue as a going concern may be dependent upon the success of management’s plans to address and overcome these conditions.  Management’s plans with respect to these matters include reducing operating costs through the manufacturing of component parts in China and restructuring service functions to reduce labor and rental expense.  Management is evaluating sources of additional capital, including debt or equity financings.  Moreover, management believes that the increased sales in the first six months of 2003 indicates customer acceptance of the Company’s product line and will result in improved revenue.  There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 6 – Trade Receivables From Major Customers

Approximately 51.5% of trade receivables are concentrated among 5 major customers at June 30, 2003, none of which individually are in excess of 20% of the Company’s trade receivables.

Note 7 – Income Taxes

The deferred tax asset resulting from a net operating loss carryforward has been fully reserved resulting in an effective tax benefit rate of zero for the periods presented.

Note 8 – Related Party Transactions

An officer and director of the Company has an outstanding balance due to the Company in an amount equal to $36,116 that is attributable to disbursements that were personal expenses over the past five years.  Subsequent to June 30, 2003, the officer and director paid $5,040, which represented the net balance due arising after July 30, 2002, the effective date of the Sarbanes-Oxley Act of 2002.

Note 9 – Contingencies

The Company is a party to certain claims, legal actions, and complaints, including patent infringement actions between the Company and one of its main competitors.  The Company cannot predict the likely outcome of any such litigation or whether any such substantial litigation would have a material adverse effect on its business as presently conducted or as anticipated.

Note 10 – Subsequent Event

In July 2003, the Company borrowed $3,000,000 at a 10% interest rate, the principal and all accrued interest of which are due on November 22, 2003.  At any time until the due date, the holder may convert up to 15% of its then outstanding principal amount into shares of the Company’s common stock at $2.25 per share.  In connection with this transaction, the Company also issued warrants to purchase 225,000 shares of its common stock at $2.25 per share.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and notes to our financial statements, included elsewhere in this report.  This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance and include statements about our plans, objectives and business as well as our expectations and intentions. In some cases, you can identify these forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “potential,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•                  General economic and business conditions, both nationally and internationally in those areas in which we operate;

•                  Competition in the gaming industry;

•                  Regulatory and judicial proceedings;

•                  Changes in gaming laws and regulations (including actions affecting licensing);

•                  Continued growth in the gaming industry;

•                  Changes in our business strategy or plans;

•                  Product development, product placement, and the acceptance of our products in the marketplace;

•                  Loss of any of our management or key personnel;

•                  Financing sources and availability of capital to fund and sustain our operations; and

•                  Leverage and debt service (including sensitivity to fluctuations in interest rates).

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results.

OVERVIEW

For a complete description of our products, please review our most recent annual report on Form 10-KSB filed with the Securities and Exchange Commission.

Business Strategy.  While we transitioned from a development stage to an operating company in 2000, we have continued to develop or acquire new products. The focus on the development and acquisition of new products is reflected in our operating results. Our strategy to increase revenue and margins is based on four key factors:

•                  We developed two product lines with limited competition.  Our ability to offer the SecureDrop™ System and the Deck Checker® have given us two product lines that our industry and informal patent research led us to conclude have limited or virtually no competition.  In contrast, our shuffler products face intense competition due primarily to the dominance of Shuffle Master, Inc. in the shuffler market.  In this regard, during 2001 and 2000, when a substantial portion of our revenue was generated by our shuffler products, our margins declined.  By offering two products with virtually no competition, our management believes that we will have a significant competitive advantage as our products are installed and become accepted by the gaming industry.

•                  We expanded into additional domestic gaming markets and into international gaming markets for our products.  The global economic downturn has forced non-gaming jurisdictions to look at new ways to raise revenue.  As a result, at least four states as well as additional countries in Europe, Asia and South America are considering the legalizing of various forms of casino gaming.  These include slot machines at racetracks, Native American Class-III casinos and Las Vegas-style casinos.  The worldwide expansion of gaming should provide new markets for our products, and we have targeted sales opportunities in these new markets in addition to our traditional established gaming markets.

•                  We intend to increase the market penetration of our products.  Since we have only recently introduced our SecureDrop™ System and Deck Checker®, the market penetration of these products is low.  As a result of the positive feedback received from senior executives from Park Place Entertainment Corporation, the parent company of 27 casinos internationally, on the installations of the SecureDrop™ Soft Count Module in the first quarter of 2003, our management believes that our products are gaining acceptance in the industry, and we are seeking to increase the market penetration of our products.

•                  We implemented cost reduction initiatives to increase gross margins.  Through the implementation of cost reduction initiatives, our management believes that the gross margins on our products will improve over time.  The cost reduction initiatives include the following:

•                  Reducing the cost of our component parts through the use of production facilities in China.  By opening an office, manufacturing, service and warehouse facility in Xiaolan Town in Zhongshan City, China, we propose to shift our component sources to China and lower our costs.  To date, we have shifted the production of over 80% of the components of the SecureDrop™ System and our shufflers to China.  As a result, our management estimates that the cost of such components will decrease from approximately 40% of revenue to approximately 20% of revenue.  Although we propose to outsource many components of our products, we intend to maintain a five- to six-month inventory of components at our principal offices in Las Vegas, Nevada.

•                  Closing two of our five regional service locations and centralizing all technical service functions to our facilities in Las Vegas, Nevada.  The use of five service locations with technicians and customer service representatives for the repair and service of our shufflers has not been cost effective.  By closing the Atlantic City, New Jersey and Miami, Florida service locations and relying more on the use of spare machines, we propose to centralize all technical service functions by the end of the third quarter of 2003.  The remaining service locations will continue to provide non-technical support through customer service representatives.

•                  Eliminating our Boise, Idaho research facility and consolidating the management of the research and development related to our table game and slot support products in Las Vegas.  Our management believes that consolidation of our research and development facilities in Las Vegas will allow us to achieve reductions in our labor and overhead costs for research and development of $100,000 in 2003.  The Boise facility was closed on June 30, 2003.

•                  Implementing a new computer system designed to improve productivity through the use of eleven modules, including a financial and manufacturing application.  Our new computer software will provide an integrated control process for purchasing, inventory control and manufacturing in our Las Vegas and China facilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Following is a summary of what our management believes are the critical accounting policies related to our operations.  The application of these policies, in some cases, requires our management to make subjective judgments regarding the effect of matters that are inherently uncertain.

Allowance for Doubtful Accounts.  In connection with the preparation of our quarterly financial statements, management reviews and evaluates the collectibility of our trade receivables and adjusts our allowance for estimated uncollectible accounts as deemed necessary in the circumstances.  These estimates have the potential for critically affecting the determination of results of operations for any given period.  Factors considered by management in making such estimates and adjustments include any concentrations among customers, changes in our relationships therewith, payment history and the apparent financial condition thereof.

Revenue Recognition.  We recognize revenue from the sale of our products upon installation and functional testing at customer locations since that is when the customer’s obligation becomes fixed and certain pursuant to our standard contracts for the sale of units of the SecureDrop™ System, shufflers and Deck Checkers®.  Sales are recognized immediately when shufflers that are rented are converted to purchases, which is permissible depending on the credit worthiness and payment history of the casino company since payment terms are from 24 to 48 months.  If the customer does not possess the required credit worthiness or an established payment history with us, then we book the revenue as an installment sale and recognize it over time as the revenue is received.  Revenue from rentals of shufflers is recorded as revenue at the first of each month in accordance with lease contract terms.  Although sales are not generally made with a right to return, upon occasion, sales returns and allowances are recorded after returned goods are received and inspected.

Stock-Based Compensation.  We currently have two stock option plans.  Prior to 2003, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations.  No stock-based employee compensation expense for stock options was reflected in net income for years prior to 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.  During the second quarter of 2003, we adopted the fair value recognition provisions of SFAS No. 123 under the prospective transition method effective as of January 1, 2003.  This change will probably result in increased compensation expense in future periods.

The impact of the adoption of the fair value method of accounting for stock-based compensation was an increase to stock-based compensation expense of approximately $31,032 for the six-month period ended June 30, 2003.  This stock compensation expense was recorded in selling, general and administrative expenses.  As a result of adopting the prospective transition method of SFAS No. 123 and SFAS No. 148, prior periods have not been restated to reflect the impact of the adoption of the fair value method under SFAS No. 123.

FINANCIAL CONDITION

During the three months ended June 30, 2003, total assets increased by $3,587,512 from $7,477,051, at December 31, 2002.  Accounts receivable (trade) increased from $106,791 to $1,766,176 between December 31, 2002 and June 30, 2003.  The installation of the SecureDrop™ System at two major Las Vegas casino properties in the first quarter of 2003 and the conversion of shuffler rentals to purchases were the primary reasons for the increase in trade receivables.  Inventories have increased during the current period by $2,056,612 from $1,850,051 at December 31, 2002.  The purchase of 200 Deck Checkers® and related components constituted approximately $1,000,000 of the increase in inventory.  In addition, as we moved more manufacturing to China, the level of inventories at our Las Vegas facility will increase in order to maintain a five- to six-month inventory on hand to guard against unexpected transport interruptions.

Total liabilities have increased from $17,519,703 at December 31, 2002 to $23,529,084 at June 30, 2003.  Convertible debt increased primarily due to private placements of an additional $2,400,000 during the quarter ended June 30, 2003.  Short-term debt increased from $904,743 at December 31, 2002 to $1,674,743 at June 30, 2003 due to a short-term loan for 90 days for $1,000,000.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2003 and 2002

Revenue

For the three months ended June 30, 2003, we generated total revenues of $2,259,837, compared to $871,430 for the three months ended June 30, 2002, an increase of $1,388,407, or 159.3%.  Our revenues for the three months ended June 30, 2003 consisted of SecureDrop™ sales of $185,224, shuffler sales of $1,555,222, shuffler rentals of $301,191, Deck Checker® sales of $216,584 and miscellaneous other income of $1,617.  The increase in revenue was primarily due to an increase in SecureDrop™ sales and conversions from rental to customer purchases of shufflers.

Revenues – SecureDrop™ Sales.  For the three months ended June 30, 2003, we generated revenue from the sale of our SecureDrop™ products of $185,224, compared to $504,708 for the three months ended June 30, 2002, a decrease of $319,484, or 63.3%.  The reduction in revenue was due to the installation delays at two major casino properties in Las Vegas to the third quarter of 2003.

Revenues – Shuffler Sales.  For the three months ended June 30, 2003, we generated revenue from the sale of our shufflers of $1,555,222, compared to $0 for three months ended June 30, 2002, an increase of $1,555,222.  The increase in shuffler sales was primarily due to casino operators purchasing shufflers instead of renting.  Many gaming companies prefer the purchase of equipment to rental.  We believe that the trend for shuffler revenues will be towards shuffler sales due to lower interest rates for sales with terms.

Revenue – Shuffler Rentals.  For the three months ended June 30, 2003, we generated revenue from the rental of our shufflers of $301,191, compared to $360,807 for the three months ended June 30, 2002, a decrease of $59,616, or 16.5%.  The decrease in shuffler rentals was primarily due to the shift of our customers to shuffler sales.  We believe that shuffler rentals will increase somewhat when our next generation shuffler model is introduced early next year.  Casino operators will want to test new technology by renting the units before committing to purchasing.

Revenue – Deck Checker®.  For the three months ended June 30, 2003, we generated revenue from the sales and leases of our Deck Checker® of $216,584.  As Deck Checker® is a new product this year, there was no revenue related to it for the three months ended June 30, 2002.

Revenue – Other Income.  For the three months ended June 30, 2003, we generated other income of $1,617, compared to $5,915 for the three months ended June 30, 2002, a decrease of $4,298, or 72.7%.

Cost of Sales

For the three months ended June 30, 2003, our cost of sales was $931,863, compared to $659,391 for the three months ended June 30, 2002, an increase of $272,472, or 41.3%.  Our cost of sales for the three months ended June 30, 2003 included cost of SecureDrop™ sales of $212,147, cost of shuffler sales of $214,204, cost of Deck Checker® sales of $81,043, shuffler rental depreciation of $129,229, shuffler service costs of $215,233, manufacturing costs of $0, and other expenses of $80,006.  We believe that the outsourcing of components from China will continue the trend of reducing cost of sales through the third and fourth quarters of 2003.  The gross margin on revenue for the three months ended June 30, 2003 was $1,327,975, or 58.8%, compared to the gross margin on revenue for the three months ended June 30, 2002 of $212,039, or 24.3%.  The increase in gross margin of $1,115,936 from the three months ended June 30, 2002 to the three months ended June 30, 2003 reflects these efficiencies.

Cost of Sales – SecureDrop™ Sales.  Our cost of SecureDrop™ sales was $212,147 for the three months ended June 30, 2003 compared to $278,611 for the three months ended June 30, 2002, representing a decrease of $66,464, or 23.9%.  The revenue for the three months ended June 30, 2003 remained basically flat with 2002 due to a delay in the installations in two major casino properties located in Las Vegas until the third quarter of 2003.  The cost of sales was impacted by a replacement of SecureDrop™ canisters that could have become defective at an unknown time in the future at two properties, which cost us approximately $50,000 in the second quarter of 2003.  The gross margin on revenue from SecureDrop™ sales revenue was $(26,923), or (12.7)%, for the three months ended June 30, 2003 compared to $226,097, or 44.8%, for the three months ended June 30, 2002.  The decrease in gross margin/gross margin percentage on SecureDrop™ sales revenue resulted primarily from a decrease in SecureDrop™ installations and continued fixed expense of installation staff.

Cost of Sales – Shuffler Sales.  Our cost of shuffler sales revenue was $214,204 for the three months ended June 30, 2003 compared to $0 for the three months ended June 30, 2002.  The gross margin on revenue from shuffler sales was $1,341,018, or 86.2%, for the three months ended June 30, 2003.

Cost of Sales – Deck Checker®.  For the three months ended June 30, 2003, our cost of sales from the sales and leases of our Deck Checker® was $81,043, resulting in a gross margin on revenue from Deck Checker® sales of $135,541, or 62.6%.  There were no comparable numbers for the three months ended June 30, 2002 as this product was not available for sale last year.

Selling, General and Administrative Expense

For the three months ended June 30, 2003, our selling, general and administrative expenses were $1,732,033, compared to $782,003 for the three months ended June 30, 2002, an increase of $950,030, or 121.5%.  The increase in selling, general and administrative expenses related primarily to travel and lodging to set up the office, assembly area and warehouse facility in China, an under-accrual of travel expenses in the first quarter of 2003, legal fees associated with the Shuffle Master litigation, and regulatory expenses.  For more information, see “Part II, Item 1—Legal Proceedings.”

Our selling, general and administrative expenses for the three months ended June 30, 2003 consisted of the following: salaries and related costs of $546,782; consulting services of $114,296; advertising and marketing costs of $19,419; travel and entertainment costs of $302,581; gaming industry shows costs of $34,467; rent of $62,665; repairs and maintenance expenses of $13,756; legal and regulatory expenses of $315,480; supplies of $45,132; insurance expenses of $12,075; depreciation and amortization of $116,253; and other expenses of $149,127.

Research and Development Expense

For the three months ended June 30, 2003, research and development expenses were $228,475, compared to $347,703 for the three months ended June 30, 2002, a decrease of $119,228, or 34.3%.  The decrease in research and development expenses was primarily due to our transition from research to production on our product lines.

Interest Expense

For the three months ended June 30, 2003, we incurred interest expense of $705,667, compared to $423,927 for the three months ended June 30, 2002, an increase of $281,740, or 66.5%.  The increase in interest expense was primarily attributable to increased borrowing.

Net Loss

For the three months ended June 30, 2003, we had a net loss of $1,338,201, compared to a net loss of $1,342,241 for the three months ended June 30, 2002, a decreased net loss of $4,040, or 0.3%.  The net loss was basically flat with 2002 even with an 86.0% increase in revenue.  We have increased our infrastructure costs to sustain higher future revenues.  These increases include a permanent SecureDrop™ installation team, and increased staffing in marketing, finance, sales and legal.  Basic loss per share was $0.18 for the three months ended June 30, 2003 and 2002.

Comparison of Six Months Ended June 30, 2003 and 2002

Revenue

For the six months ended June 30, 2003, we generated total revenues of $4,195,195, compared to $2,254,942 for the six months ended June 30, 2002, an increase of $1,940,253, or 86.0%.  Our revenues for the six months ended June 30, 2003 consisted of SecureDrop™ sales of $1,334,733, shuffler sales of $1,968,236, shuffler rentals of $632,993, Deck Checker® sales of $229,147 and miscellaneous other income of $30,086.  The increase in revenue was primarily due to an increase in shuffler sales, which increase represented primarily conversions from rental to sales of shufflers.

Cost of Sales

For the six months ended June 30, 2003, our cost of sales was $2,179,067, compared to $1,764,473 for the six months ended June 30, 2002, an increase of $414,594, or 23.5%.  Our cost of sales for the six months ended June 30, 2003 included cost of SecureDrop™ sales of $680,704, cost of shuffler sales of $319,041, cost of Deck Checker® sales of $90,523, shuffler rental depreciation of $285,017, shuffler service costs of $425,558, manufacturing costs of $232,801, and other expenses of $214,990.  The gross margin on revenue for the six months ended June 30, 2003 was $2,016,129, or 48.1%, compared to the gross margin on revenue for the six months ended June 30, 2002 of $490,469, or 22.0%.  The increase in gross margin of $1,525,660 from the six months ended June 30, 2002 to the six months ended June 30, 2003 reflects our transition from a development stage to an operating company and other factors previously described.

Selling, General and Administrative Expense

For the six months ended June 30, 2003, our selling, general and administrative expenses were $3,064,524, compared to $1,451,036 for the six months ended June 30, 2002, an increase of $1,613,488, or 111.2%.  The increase in selling, general and administrative expenses related primarily to travel and lodging to establish the office, assembly area and warehouse facility in China, legal fees associated with the Shuffle Master litigation, and regulatory expenses.

Our general and administrative expenses for the six months ended June 30, 2003 consisted of the following:  selling, salaries and related costs of $953,224; consulting services of $165,559; advertising and marketing costs of $25,070; travel and entertainment costs of $416,131; gaming industry trade show costs of $68,336; rent of $212,947; repairs and maintenance expenses of $42,550; legal and regulatory expenses of $571,593; supplies of $88,180; insurance expenses of $18,898; depreciation and amortization of $219,934; and other expenses of $282,103.

Research and Development Expense

For the six months ended June 30, 2003, research and development expenses were $372,860, compared to $720,924 for the six months ended June 30, 2002, a decrease of $348,064, or 48.3%.  The decrease in research and development expenses was primarily due to our transition from research to production on our product lines.

Interest Expense

For the six months ended June 30, 2003, we incurred interest expense of $1,363,164, compared to $800,734 for the six months ended June 30, 2002, an increase of $562,430, or 70.2%.  The increase in interest expense was primarily attributable to increased borrowing.

Net Loss

For the six months ended June 30, 2003, we had a net loss of $2,784,419, compared to a net loss of $2,483,568 for the six months ended June 30, 2002, an increase of $300,851, or 12.1%.  The increase in net loss was primarily due to increasing our infrastructure costs to sustain higher future revenues and a replacement of SecureDrop™ canisters that could have become defective at some unknown time in the future at two casino properties.  These infrastructure increases include a permanent SecureDrop™ installations team and increased staffing in marketing, finance, sales and legal.  Basic loss per share was $0.37 for the six months ended June 30, 2003, compared to $0.33 for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Because of our efforts to transition from a development stage company to an operating company, we have generated substantial cash flow deficits from operations, including cash used in operating activities of $5,206,489, $5,712,867, $7,016,487 and $1,894,452 in the years ended December 31, 2002 and 2001 and the six months ended June 30, 2003 and 2002, respectively.  In addition, to fund our development and operating activities, we have been provided cash by financing activities of $6,683,001, $6,430,282, $5,743,726 and $1,971,694 in the years ended December 31, 2002 and 2001 and the six months ended June 30, 2003 and 2002, respectively.  Consequently, we have been substantially dependent on cash from financing activities to fund our development and operating activities.  We will continue to require cash from financing activities for our current operating needs until our operations begin to generate sufficient cash flow to provide for such cash requirements.

To fund the execution of our business strategy described above, we continue to seek sources of outside financing.  From December 2002 to May 2003, we conducted a private placement of 10% senior notes in the aggregate principal amount of $7,500,000 and warrants to purchase 900,000 shares of common stock.  Of the $7,500,000, $2,400,000 was raised during the quarter ended June 30, 2003.  The warrants were issued at a rate of warrants to purchase 6,000 shares per $50,000 of 10% senior notes sold.  The 10% senior notes require the payment of accrued interest semi-annually in arrears with the principal due on December 15, 2005 and, at any time after December 15, 2004 and until June 15, 2005, holders of these notes may convert up to 15% of their then outstanding principal into shares of our common stock at a rate of $2.25 per share.  There were 10% senior notes in principal amount of $7,500,000 outstanding at June 30, 2003.

During the six months ended June 30, 2003 and the year ended December 31, 2002, our sources of capital included equipment financing from a third party, short-term notes from stockholders, convertible debentures and other private sources of capital.  With respect to our equipment financing where we have sold and leased back most of our furniture, equipment, tooling and shufflers held for rent, we have received proceeds of $2,988,385 and repaid $2,823,331 for the year ended December 31, 2002 and have received proceeds of $924,107 and repaid $1,362,931 due to the expiration of our lease financing arrangements pursuant to their terms in 2003, for the six months ended June 30, 2003.  As of June 30, 2003, there was outstanding equipment financing of $4,718,752, which includes $152,601 of deferred interest.  These equipment leases have terms of 36 to 39 months and were not recorded as sales because each of the leases included a mandatory buy back provision.  With respect to our short-term debt, we have received proceeds of $3,917,948 and repaid $650,000 for the year ended December 31, 2002 and have received proceeds of $1,000,000 and repaid $180,000 for the six months ended June 30, 2003.  As of June 30, 2003, there were outstanding short-term loans in the aggregate amount of $1,674,743.  With respect to our convertible debentures, we received proceeds of $3,249,999 and $5,000,000 during the year ended December 31, 2002 and the six months ended June 30, 2003, respectively, and have outstanding convertible debentures in the aggregate amount of $13,903,072 as of June 30, 2003.

In June 2003, we secured a 90-day convertible loan from Triage Capital Management LP in the principal amount of $1,000,000 at a 10% interest rate.  If the loan is not paid within 90 days, the holder has the option to convert the note into shares of our common stock at $2.25 per share.  We also issued warrants to the lender to purchase 50,000 shares of our common stock at a price of $2.25 per share and agreed to issue additional warrants to purchase 25,000 shares of our common stock for each 30-day period that the note remains outstanding past 90 days.

In July 2003, we borrowed $3,000,000 from Mellon HBV SPV, LLC, an affiliate of Mellon Bank, at a 10% interest rate, the principal and all accrued interest of which are due on November 22, 2003.  At any time until the due date, the holder may convert up to 15% of its then outstanding principal amount into shares of our common stock at a rate of $2.25 per share.  In connection with this transaction, we also issued warrants to purchase 225,000 shares of our common stock at $2.25 per share.

Our cash and working capital requirements remain significant.  As a result, our management is currently evaluating other sources of financing.  We are currently evaluating the need to seek public or private sources of debt or equity financing, institutional or bank financing, lease financing, or other sources of financing.  Should such financing sources not be available, we would be required to take other steps, including the sale of certain assets or the deferral or change of operating plans.

During the six months ended June 30, 2003 and the year ended December 31, 2002, we relied substantially upon loans from certain stockholders and directors, placements of senior notes and warrants and other private sources of debt and equity capital to sustain our operations.  Until normalized sales levels are achieved such that our revenue is sufficient to sustain our operations, we will be relying upon private and institutional sources of debt and equity, and we may seek public, private and institutional sources of capital for working capital purposes.  In the past, we have also been substantially dependant on loans from our principal stockholder and other directors.  Despite such reliance, neither our principal stockholder nor our directors are obligated to provide additional financing to us, and our principal stockholder and directors are free to decline to fund additional financings to us at any time.  In such event and in the absence of third party financing sources, we may have substantial difficulties in raising additional financings.

Based on presently known commitments and plans, we believe that we will be able to fund our operations and required expenditures through the fourth quarter of 2003 from cash on hand, cash flow from operations, and cash from our recent private placement of senior notes and from our June 2003 $1,000,000 short-term loan and our July 2003 $3,000,000 short-term loan.  However, to fund the repayment of the $1,000,000 short-term loan in September 2003 and the $3,000,000 short-term loan in November 2003, we will need to seek cash from private or public placements of debt or equity, institutional or other lending sources, to sell certain assets or to change operating plans to accommodate our liquidity issues.  In the report on our most recent financial statements, our independent auditor expressed substantial doubt as to our ability to continue as a going concern.  No assurances can be given that we will successfully obtain other liquidity sources as may be necessary to fund our operations in the future.  If adequate funds are not available or are not available on acceptable terms, we may, in fact, be unable to fund operations or otherwise continue as a going concern.  See “Risk Factors” discussed below.

Contractual Cash Obligations.  Our contractual cash obligations including principal and interest under our debt agreements, capital leases and operating leases as of June 30, 2003 and for the next five years are as follows:

CONTRACTUAL		PAYMENTS DUE BY PERIOD
OBLIGATIONS	TOTAL	1 Year	2-3 Years	4-5 Years	After 5 Years
Debt Agreements(1)	$15,577,815	$2,477,819	$9,150,000	$3,949,996	$—
Capital Leases	5,859,683	2,806,402	2,037,185	1,016,096	—
Operating Leases	1,769,895	523,823	515,616	515,616	214,840
Total	$23,207,393	$5,808,044	$11,702,801	$5,481,708	$214,840

(1) Does not include July 2003 $3,00,000 loan due November 22, 2003.

RISK FACTORS

RISKS RELATED TO VENDINGDATA

Given our recurring losses and accumulated deficits, we may be unable to continue as a going concern.

Based on presently known commitments and plans, we believe that we will be able to fund our operations and required expenditures through the fourth quarter of 2003 from cash on hand, cash flow from operations, and cash from our recent private placement of senior notes and cash from our June 2003 $1,000,000 short-term loan and our July 2003 $3,000,000 short-term loan.  However, to fund the repayment of the $1,000,000 short-term loan in September 2003 and the $3,000,000 short-term loan in November 2003, we will need to seek cash from private or public placements of debt or equity, institutional or other lending sources, to sell certain assets or to change operating plans to accommodate our liquidity issues.  In the report on our most recent financial statements, our independent auditors expressed substantial doubt as to our ability to continue as a going concern.  No assurances can be given that we will successfully obtain other liquidity sources as may be necessary to fund our operations in the future.  If adequate funds are not available or are not available on acceptable terms, we may not be able to fund operations or otherwise continue as a going concern.

We have a history of significant operating losses and anticipate continued operating losses, and we may be unable to achieve profitability.

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future.  For the years ended December 31, 2002 and 2001 and the six months ended June 30, 2003, we have incurred net losses of $6,192,786, $7,566,090 and $2,784,419, respectively, and our operations have used $5,206,489, $5,712,867 and $7,016,487 of cash, respectively.  As of December 31, 2002 and 2001 and June 30, 2003, we had accumulated deficits of $36,770,258, $30,557,860 and $39,554,677, respectively.

If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable.  We cannot assure that revenues will grow in the future or that we will generate sufficient revenues for profitability, or that profitability, if achieved, can be sustained on an ongoing basis.

We have limited operating results and no independent market research of potential demand for current operations.

Until January 2000, we were in the development stage and derived minimal revenues from our products.  Since January 2000, our activities have been limited to analyzing and consulting with persons in the gaming industry, developing and manufacturing products, establishing distribution networks for our products, marketing our products to the gaming industry, and commencing product sales.  During such time we have derived limited revenues insufficient to sustain our operations.  In addition, we have not yet commenced the sale or leasing of the PokerOne™ Shuffler or the SecureHopper™.  There is no assurance that we will generate sufficient revenue to sustain our operations.  No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for our products.  There is no assurance that the overall market will be receptive to our products or that we will successfully compete in the target market for our products.  If we fail to generate sufficient demand for our products, there is no assurance that we will be able to sustain operations or generate a return to investors.

The market has not yet demonstrated significant acceptance of our SecureDrop™ System or the Deck Checker®, and there is no assurance of market acceptance.

We began to sell our SecureDrop™ System Hard Count Module in 1999 and have only sold these products to a limited number of casinos.  The introduction of the SecureDrop™ System Soft Count Module in 2002 has been slow to sell outside Nevada due to the lengthy regulatory approval process in various jurisdictions.  Even though SecureDrop™ Systems sales began, much of our newer SecureDrop products were in beta tests through most of 2002.  In addition, we believe that certain barriers and problems occurred that caused us to have problems breaking into the market, including long sales lead time, glitches to the product that we corrected, and gaming companies being resistant to change.  We began to distribute the Deck Checker® in late 2002 and have only placed 21 units.  We have not yet demonstrated significant market acceptance of those products and may be unable to do so.  The commercial success of our SecureDrop™ System and Deck Checker®, or any other products that we may develop, will depend upon the degree of market acceptance of these products in the gaming community and will depend on a number of factors, including:

•                  Demonstration of effectiveness and reliability;

•                  The prevalence and severity of any quality problems or defects in the early stage of introduction that were not anticipated in the design of those products;

•                  Effectiveness of our marketing and distribution capabilities;

•                  Ability to promptly service and repair the products; and

•                  Receipt of approval by respective gaming jurisdictions.

If we fail to expand our sales and leases for our SecureDrop™ System and our Deck Checker®, we will be dependent on our shuffler products or other new products that we may develop.  If we fail to generate significant revenue from our existing products and are unable to introduce new products, our future operations will be limited and we may be unable to generate sufficient revenues to continue to operate our business.

The acceptance and expansion of coinless gaming may adversely affect the demand for our products.

Certain gaming operators have tested and employed as part of their current operations certain gaming devices that have totally eliminated the use of coins or tokens, or use a combination of coins and “cashless” vouchers.  For example, International Game Technology has introduced the EZ-Pay™ system, which attempts to reduce operating costs and machine downtime by providing gaming operators with machines that drop coins for smaller payouts and print tickets for larger, predetermined payouts.  As a result of the issuance of tickets, players are not required to wait for attendants in order to be paid larger payouts and may use their tickets at other machines equipped with the EZ-Pay™ system.  Due to positive customer response, the number of slot operations with an online system that uses a coinless gaming system continues to grow.  The acceptance and expansion of totally coinless gaming devices may reduce the demand for the SecureDrop™ Hard Count Module and SecureHopper™, which are based on coin usage, and may adversely affect our operations in the future.

We place our shufflers in casinos under short-term lease arrangements, which makes these products susceptible to replacement due to pressure from competitors, changes in economic conditions, obsolescence and declining popularity.

Many of our shufflers are placed with customers under short-term lease arrangements, which, unlike long-term leases or permanent sales of our products, can easily be terminated by a dissatisfied customer.  This manner in which such short-term leases are structured puts our shufflers at greater risk of replacement due to pressure from competitors, changes in economic conditions, obsolescence and declining popularity.  We cannot assure that casino operators will not decide to terminate the use of our products or that we can maintain and expand the number of installed shufflers through enhancement of existing shufflers, introduction of new shufflers, customer service or otherwise.

Our ability to compete may be damaged and our revenues may be reduced if we are unable to protect our intellectual property rights adequately.

Our success depends upon maintaining the confidentiality and proprietary nature of our intellectual property rights.  To protect these rights, we rely principally on a combination of:

•                  contractual arrangements providing for non-disclosure and prohibitions on use;

•                  patents and pending patent applications;

•                  trade secret, copyright and trademark laws; and

•                  certain technical measures.

Patent, trade secret, copyright and trademark laws provide limited protection.  Because patent applications filed before November 29, 2000 in the United States are not publicly disclosed until the relevant patent is issued, applications may have been filed, which, if issued as patents, could relate to our services and products as currently designed or as we may modify them in the future to meet the market’s requirements.  Trade secret, copyright and trademark laws, in combination with the steps we take to protect our proprietary rights, may not adequately prevent misappropriation of those rights.  We may be required to bring proceedings in the United States Patent and Trademark office or other legal action to enforce our patents, trademarks or copyrights.  We may find it necessary to litigate to protect our trade secrets and know-how.  Any legal actions would be costly, time consuming, and would divert the attention of management and technical personnel.

The protections provided by laws protecting intellectual property rights do not prevent our competitors from developing, independently, products similar or superior to our products and technologies.  In addition, effective protection of copyrights, trade secrets, trademarks, and other proprietary rights may be unavailable or limited in certain foreign countries.

Our inability or failure to protect our proprietary technology could damage our ability to compete, reduce our revenues and damage our prospects for achieving growth and profitability.

Our Random Ejection Shuffler™ and our Continuous Random Ejection Shuffler are the subject of patent litigation.

Shuffle Master, Inc., our principal competitor in the shuffler market, has sued us for patent infringement and alleges that our shufflers violate two of its patents concerning registering use of a playing card shuffler apparatus and the displaying of the use on a display.  Shuffle Master seeks treble damages, which, if awarded, could result in us owing them substantial sums of money.  Although we believe our position to be meritorious, litigation of this nature is a drain on our cash resources and our management’s time.  Inasmuch as Shuffle Master has asserted patent infringement claims and we have reasonable defenses, we cannot predict whether we will prevail in this litigation, nor whether damages, if awarded, would significantly impact our ability to continue to manufacture and sell particular products within the United States and its territories.  Similarly, we cannot predict whether Shuffle Master will assert litigation claims based upon other patents it may currently or in the future own, nor can we predict the likely outcome of any such litigation or whether any such substantial litigation would have a material adverse effect on our business as presently conducted or as anticipated.  For more information, see “Part II—Other Information—Legal Proceedings.”

If our future products incorporate technology that infringes the proprietary rights of third parties and we do not secure licenses from them, we could be liable for substantial damages that would cause a material reduction in revenues and impair our prospects for achieving growth and profitability.

Other than the allegations made by Shuffle Master, Inc. discussed above, we are not aware of any claims or basis for our current products infringing on the proprietary rights of third parties.  To the extent that we introduce new products that incorporate same or similar technology, it is likely that Shuffle Master, Inc. will sue us.  Moreover, we believe that it is reasonably likely that if we introduce the PokerOne™ Shuffler in the United States, Shuffle Master will bring some type of claim and will seek various remedies at equity or law.  We cannot predict the outcome of any future litigation that may occur.

In furtherance of the development of our services or products, we may need to acquire licenses for intellectual property to avoid infringement of third party rights or claims of infringement.  These licenses may not be available on commercially reasonable terms, if at all.  Claims for infringement, if made, could damage our business prospects, our results of operations and financial condition, whether or not the claims have merit, by:

•                  consuming substantial time and financial resources required to defend against them;

•                  diverting the attention of management from growing our business and managing operations;

•                  resulting in costly litigation; and

•                  disrupting product sales and shipments.

If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter into costly licensing arrangements or redesign our products so as to exclude the infringing technology.  As a result, we would incur substantial costs and delays in product development, sales and shipments, our revenues may decline substantially and we may not be able to achieve the growth required for us to achieve profitability.

We may not compete successfully against innovative competitors or new entrants.

Our market is characterized by changing technology, periodic product obsolescence and continuous protection of proprietary technology.  Our success will depend upon our ability to sell our current products and to develop successor systems.  We will need to introduce new products and features in a timely manner to meet evolving customer requirements.  We may not succeed in these efforts.  Even if we succeed, products or technologies developed by others may render our products or technologies noncompetitive or obsolete, which would impair our ability to sell our products and reduce our revenue.

We may not be able to complete the development of our specialty game shuffler.

There is no assurance that our development of the PokerOne™ Shuffler will be successfully completed.  We are continuing development on this product, and we plan to start the testing phase in Asia during either the fourth quarter of 2003 of the first quarter of 2004.  We have expended significant time and resources into the development of this product, and our failure to bring about a viable product will cause us financial loss and have an adverse effect on our business.

The gaming industry has demonstrated a preference for relying on a single provider of shufflers.

Our customers have demonstrated a strong preference for conducting business with only one provider of automatic shuffler products.  Our competitors, including our primary competitor, Shuffle Master, Inc., offer specialty game shufflers in addition to shuffler products that perform functions similar to our existing products, the Random Ejection Shuffler™ and the Continuous Random Ejection Shuffler.  Because our specialty game shuffler, the PokerOne™ Shuffler, is still in development and may or may not be successfully added to our product line in North America, we will continue to be at a competitive disadvantage against competitors that offer a broader product line than ours.  Our inability to increase our market share of shufflers will continue to put pressure on our ability to generate revenue and profits.

Our products will be subject to constant scrutiny and attempts by third parties to compromise their security.

In the event that our products become susceptible to attacks by third parties that result in a decrease or compromise of the security of our customer’s operations, we will most likely be required to take back our products from existing customers and will lose sales and rentals from prospective customers.  Although we have tested our products for security and our products have been tested by certain gaming regulators as part of the approval process, there is no assurance that our products will not be susceptible to schemes by third parties to defraud the properties where are products are used.  Vulnerabilities in the security of our products will almost certainly reduce demand for these products.  There is no assurance that our shufflers will not become vulnerable to card counters or expert players or that the use of our shufflers will not result in financial losses for our customers.  The occurrence of any of these events would likely have a material adverse effect on our operations.

Any conditions that adversely affect the gaming industry could also have a material adverse effect on our operation and our financial condition.

The success of our business depends solely on the gaming industry where revenues are sensitive to general economic conditions and generally rise or fall rapidly in relation to the condition of the overall economy.  Although we cannot accurately estimate the economic impact of the recent terrorist attacks at this time, the gaming industry has been negatively affected by the reduction in air travel and tourism, and we expect that any significant decline in the economic health or growth of the gaming industry will reduce demand for our products.

We are unable to predict the future impact that extraordinary events, such as terrorism, the uncertainty of war and worldwide health concerns, may have on our business and operations.

Extraordinary events, such as terrorist attacks, acts of war or worldwide health concerns, may cause damage or disruption to our operations, which, in turn, could significantly impact our revenues, costs and expenses, and financial condition.  The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, especially to the gaming industry, some of which have materially adversely affected our business, results of operations, and financial condition and may do so again in the future.  In particular, the gaming industry has been affected by the downturn in the tourist industry as a result of the September 11, 2001 attacks.  Because our business is directly tied to the gaming industry, the long-term effects from the September 11, 2001 attacks are unknown.  The potential for future terrorist attacks, the national and international responses to terrorist attacks, other acts of war or hostility and concerns about the spread of certain diseases, including severe acute respiratory syndrome, or SARS, have created many economic and political uncertainties, which could materially adversely affect our business, results of operations and financial condition in ways that we currently cannot predict.

Reliance on our manufacturing facility in China could subject us to supply interruption.

We have located most phases of the manufacturing process of all of our products to our own facility in Xiaolan Town in Zhongshan City, China.  Although we intend to maintain a five- to six-month inventory of parts at our principal offices in Las Vegas, Nevada, we will be adversely impacted if there is an interruption in our ability to receive components from, or an increase in labor costs in, China.  Factors that may cause a supply interruption include political unrest, closure of ports, worldwide health concerns, including SARS, and other events beyond our control.  In the event that our manufacturing operations in Xiaolan Town are interrupted, our business could be materially adversely affected.

Our efforts to expand into international markets pose special risks.

As a result of the opening of our manufacturing facility in China, we are currently operating in international markets and we propose to further expand our international sales and operations.  Engaging in business outside of the United States will subject us to the customary risks of doing business in foreign countries.  These risks include fluctuations in foreign currency exchange rates and controls, competitive issues relative to established businesses with significant current market share and business/customer relationships, nationalization and other economic, tax and regulatory policies of local governments and the possibility of trade embargoes, political instability or war or other hostility, as well as the laws and policies of the United States affecting foreign trade and investment.

We have limited sales experience selling our products in foreign countries.

We have limited sales experience and history in foreign markets.  We typically sell our products through distributors, who we believe to be experienced and reputable, however, if we are unable to manage these relationships, our ability to generate revenue and profits may be adversely affected.

Due to our management’s controlling interest in our common stock, our management has the power to influence all matters submitted to our stockholders.

Our executive officers and members of our board beneficially own 15,035,722 shares of common stock, or approximately 195.2% of the outstanding shares of our common stock, assuming exercise or conversion of all options, warrants and convertible debentures that are exerciseable within 60 days.  Accordingly, these stockholders have the power to control all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions.  This concentration of ownership also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

We depend upon our key employees and certain members of our management.

Our success is substantially dependent upon the efforts and skills of Steven J. Blad, our chief executive officer and president, and John R. Spina, our chief financial officer.  We have entered into employment agreements with Messrs. Blad and Spina and nine other key employees.  However, if we were to lose the services rendered by any of our key employees, our operations could be adversely affected.  In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need.  An inability to hire and retain quality employees could have a material adverse effect on our business, financial condition and results of operations.

Even if our operations do not become profitable, our management will continue to be compensated through the payment of salaries and benefits.

We currently compensate our management with substantial salaries and other benefits and, in the future, may pay increased salaries and benefits.  In June and July 2003, we extended our employment agreements for an additional five years with Mr. Blad and three years with seven other key employees.  The payment of such compensation and benefits may be a burden on us and may be a factor in limiting or preventing our profitability.  Upon the expiration of those employment agreements, we may elect to continue compensating management with similar or higher salaries and other benefits.

Our business may be adversely affected in the event that holders of certain 9.5% convertible notes do not agree to extend the maturities of outstanding promissory notes or convert them to common stock.

In February 2002, we commenced a private placement of $4,799,990 principal amount of convertible notes, which placement was completed in January 2003.  The convertible notes accrue interest at 9.5% per annum and mature one year from the date of issuance (subject to the right of each holder to extend the maturity date for up to four one-year periods).  The notes are convertible into shares of our common stock at a rate of $1.75 per share.  In addition, for each convertible note of $49,999.95, we issued a warrant to purchase 2,500 shares of our common stock with an exercise price of $1.75.  Through June 30, 2003, a total of $4,799,990 principal amount of convertible notes has been issued for $675,000 in cash with the remaining $4,124,990 representing a rollover of principal and interest of $3,124,990 and $1,000,000 for short-term and convertible notes, respectively.  The maturity dates, as extended, for the 9.5% convertible notes are between April 2004 and January 2005.  In June 2003, the holders of these convertible notes executed agreements in which they agreed to extend the respective maturity dates by one year and to defer receipt of any accrued interest until December 31, 2003.  There can be no assurance that the holders of these notes will agree to convert the notes to shares of our common stock or to extend the maturities of the convertible notes in the future, and in the event that the holders do not agree to convert these notes to common stock or further extend the maturity dates in the future, we will be required to pay principal and interest on these notes.  If we do not at that time have sufficient cash available or sources of cash to make such payments, we may not be able to continue as a going concern.

RISKS RELATED TO OUR INDUSTRY

We face intense competition for customers for our products from companies with longer operating histories, greater resources and more established brand names.

There is significant competition in the shuffler market, where we compete with established companies and other entities, most of which possess substantially greater resources than we do.  Almost all of the companies with which we compete in the shuffler market are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than we now have, or will have in the foreseeable future.  It is also likely that other competitors will emerge in the near future.  Other companies may develop products competitive to our SecureDrop™ System.  There is no assurance that we will be able to compete successfully with other established gaming product manufacturers.  Our inability to compete successfully will likely result in loss of market share and lower revenues, or increases in operating costs, such as marketing costs, which would have an adverse effect on our business and financial condition.

We face extensive regulation from gaming and other government authorities.

The gaming industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming commissions or similar regulatory authorities of each jurisdiction.  Generally, companies that seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization), which are then reviewed for approval.  In this regard, we may incur significant expenses in seeking to obtain licenses for our gaming products and concepts, and no assurance can be given that our products will be approved in any particular jurisdiction.  The failure to obtain such approval in any jurisdiction in which we may seek to introduce our products or concepts could have a material adverse effect on our business.

Any person who is the beneficial owner of our common stock or with whom we have a material relationship that fails or refuses to apply for a finding of suitability, or that is found unsuitable for licensing, would be required to dispose of all of our stock.

Certain gaming regulatory agencies to which we are subject may investigate any beneficial holder of our voting securities (regardless of the numbers of shares owned), and any individual who has a material relationship or involvement with us, in order to determine whether such individual is suitable or should be licensed as a business associate of ours.  In addition, the gaming authorities of various jurisdictions may require our officers, directors and certain key employees to be licensed or found suitable by these gaming authorities, which would require these officers, directors and key employees to submit detailed background information.  Any person who fails or refuses to apply for a finding of suitability or a license after being ordered to do so by gaming regulatory agencies may be found unsuitable.  In the event that the gaming authorities were to find an officer, director, key employee, stockholder, or any other individual that has a material relationship with us, unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that individual, and that individual would be required to dispose of all of our stock.  This could result in a material adverse effect on our business.

Due to our focus on products designed for the gaming industry, our operations are not diversified and are dependent solely upon the gaming industry.

We design and manufacture products and concepts solely for the gaming industry and depend almost exclusively on our ability to generate revenues from the rental or sale of our products to customers in the gaming industry.  The economic health of the gaming industry, and, therefore, our revenues, are affected by a number of factors beyond our control, including:

•                  General economic conditions, such as recession, inflation, business cycle fluctuations and interest rates;

•                  Levels of disposable income of gaming property patrons;

•                  Acts of terrorism and anti-terrorism efforts;

•                  Increased transportation costs resulting in decreased travel by gaming patrons;

•                  Changes or proposed changes in tax laws;

•                  Legal and regulatory issues affecting the development, operation and licensing of our gaming customers; and

•                  Competitive conditions in the gaming industry.

These factors may adversely impact the demand for our products and materially affect the revenues that we realize on the sale or placement of our products.

RISKS RELATED TO OUR COMMON STOCK

There is no current public market for our common stock, so our stockholders may be unable to dispose of their investment, or may lose the total value of their investment.

There has been no trading market for our common stock.  There can be no assurance that an active trading and/or a liquid market for our common stock will ever develop or, if developed, that it will be maintained.  Accordingly, we cannot assure you of the liquidity of the market for our common stock or the prices at which you may be able to sell our common stock, if at all.  In addition, if our operations are unsuccessful or we are unable to continue as a going concern and our company is dissolved or otherwise terminated, you could lose your entire investment in our common stock.

Our common stock is deemed to be “penny stock” which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934.  Penny stocks are stocks:

•                  With a price of less than $5.00 per share;

•                  That are not traded on a “recognized” national exchange;

•                  Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq-listed stock must still have a price of not less than $5.00 per share); or

•                  From issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Federal rules and regulations under the Securities Exchange Act of 1934 generally impose additional sale practice and disclosure requirements on broker/dealers who sell or recommend our shares to certain investors.  Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor and receive the investor’s written consent to the transaction.  In addition, many institutional investors have restrictions regarding investments in penny stocks, which further limits the liquidity of the market for our shares.  These requirements may reduce the potential market for our common stock by reducing the number of potential investors, and any or all of these factors may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them and could cause our stock price to decline.

We have no intention of paying any dividends since we intend to use our earnings, if any, to expand our operations.

At the present time we are not permitted to pay a dividend under applicable law because to do so could render us insolvent.  There can be no assurance that our operations will become profitable.  If we become profitable, we intend to use any earnings that may be generated to finance the growth of our business.  Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant.  Accordingly, stockholders may have to sell some or all of their common stock in order to generate cash flow from their investment.  Stockholders may not realize a gain on their investment, and they may lose all or a significant amount of their investment when they sell their common stock.

If we are unable to generate sufficient revenue to provide the cash required to fund our operations in the future, we may be required to issue additional equity or convertible debt securities to provide our operations with additional working capital which, in turn, will have the effect of diluting the relative ownership of our existing stockholders.

We currently anticipate the need to supplement the cash deficit arising from our operations with cash from private or public placements of debt or equity, institutional or other lending sources, to sell certain assets or to change operating plans to accommodate our liquidity issues.  We have also utilized convertible debt securities and warrants to raise capital in the past.  The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders.  In addition, these equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights and preferences in liquidation.  In the event we are required to raise additional funds to support our operations, we cannot assure our stockholders that the additional funds will be available on terms favorable to our company, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our operations or otherwise continue as a going concern.

Shares eligible for sale in the near future may cause the market price for our common stock to decline.

In the event that a public market for our common stock develops, we have 1,622,594 shares of common stock that are freely tradable pursuant to Rule 144(k) of the Securities Act of 1933.  In addition, we have granted registration rights to holders of certain indebtedness and warrants with respect to an aggregate of an additional 6,046,180 shares of common stock.  The future sale of a substantial number of shares of our common stock in market transactions, or the perception that these sales could occur, may depress the market price for our common stock.  These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future.

Our board of directors may issue blank check preferred stock which may affect the voting rights of our holders and could deter or delay an attempt to obtain control of us.

Our board of directors is authorized, without stockholder approval, to issue preferred stock in series and to fix and state the voting rights and powers, designation, preferences and relative, participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof.  Preferred stock may rank prior to our common stock with respect to dividends rights, liquidation preferences, or both, and may have full or limited voting rights.  Accordingly, issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and could have the effect of deterring or delaying an attempt to obtain control of us.

ITEM 3.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) during the period in which this report is being prepared, have concluded that based upon the changes discussed below our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Based on our evaluation as of the end of the period covered by this report and based upon the changes discussed below, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Controls.  Our chief financial officer undertook a review of our internal controls during the second quarter of this year.  This review was discussed with our outside auditors and resulted in a letter of reportable conditions.  The letter of reportable conditions was discussed with our chief executive officer and audit committee.  Areas subject to recommended changes in procedures included our purchasing and disbursement functions, inventory control and payroll.  As a result, we have increased our accounting staff, separated duties and modified our control procedures.  These changes were implemented in our second quarter and in the beginning of our third quarter.  We propose to form a disclosure committee in the third quarter of 2003 that will be designed to ensure the reliability of our financial reporting, the effectiveness and efficiency of our operations and our compliance with applicable laws and regulations.  This committee will also be responsible for providing our chief executive officer and our audit committee with its assessments and recommendations with respect to our disclosure controls and procedures.  The disclosure committee will consist of our chief financial officer, our corporate counsel, a representative from marketing and a representative from operations.  In addition, we will be implementing a financial and manufacturing software application, which will provide an integrated control process for purchasing, inventory control and manufacturing and which will improve our financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On November 22, 1999, Moll Industries, Inc. filed a complaint (Case No. 817296) against VendingData in the Superior Court of the State of California for the County of Orange, California.  The parties entered into a stipulation as of December 2000, which required us to pay Moll Industries $60,000.  To date, we have paid $35,000 and once we have completed all payments to Moll Industries, this litigation will be dismissed.

On May 18, 2000, Heath Electronics Manufacturing Corporation filed a complaint (Case No. CV OC 00-02422D) against VendingData in the District Court of the Fourth Judicial District of the State of Idaho, Ada County.  In April 2003, the parties entered into a settlement agreement, the performance of which will lead to the filing and recordation of a satisfaction of judgment.  Upon payment of a final payment in August 2003, we will have fulfilled our obligations under the settlement agreement.

On July 29, 2002, Contract Manufacturing Service, Inc., filed a complaint (Case No. A454098) in the District Court of Clark County, Nevada.  The complaint alleges non-payment for product allegedly delivered, and requests compensatory damages in the amount of $29,896.14, interest, attorneys’ fees and costs.  The parties have entered into a stipulation as of February 2003, which requires us to make monthly payment installments, the fulfillment of which will lead to the dismissal of this litigation.

On March 27, 2002, Shuffle Master, Inc., or Shuffle Master, filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against VendingData in the United States District Court, District of Nevada.  The amended complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining us from infringing on two of Shuffle Master’s patents, an accounting of our gains and profits that resulted from our alleged infringement, and interest, costs and attorneys’ fees.  The Shuffle Master patents that are at issue in the litigation concern registering use of a playing card shuffler apparatus and the displaying of the use on a display.  We have filed our answer, counterclaims, and amended counterclaims against Shuffle Master.  In our answer, we deny Shuffle Master’s allegation of patent infringement and request that Shuffle Master’s complaint be dismissed.  We also seek, in our amended counterclaim, a declaration that we do not infringe Shuffle Master’s patents and that Shuffle Master’s patents and certain of their related claims are invalid.  We further assert counterclaims against Shuffle Master for breach of contract and violation of the Uniform Trade Secrets Act.  On May 20, 2002, the United States District Court, District of Nevada denied Shuffle Master’s motion for preliminary injunction against us.  Discovery in this litigation is now closed.  On May 28, 2003, we filed a motion for summary judgment requesting that the court dismiss the case against us.

Inasmuch as Shuffle Master has asserted patent infringement claims and we have reasonable defenses, we cannot predict whether we will prevail in this litigation, nor whether damages, if awarded, would significantly impact our ability to continue to manufacture and sell particular products within the United States and its territories.  Similarly, we cannot predict whether Shuffle Master will assert other patents it may currently or in the future own, nor can we predict the likely outcome of any such litigation or whether any such substantial litigation would have a material adverse effect on our business as presently conducted or as anticipated.  See “Part 1, Item 2,—Risk Factors.”

On July 22, 2003, Shuffle Master, Inc. filed a petition (Case No. 20003-11016) against VendingData Corporation and Casinovations, Inc. in the Civil District Court for the Parish of Orleans, State of Louisiana.  The petition alleges that VendingData and/or Casinovations violated the Louisiana Unfair Sales Law by offering to sell or lease the Random Ejection Shuffler™ at a price that is below the cost of producing and selling or leasing the Random Ejection Shuffler™.  The petition further alleges that VendingData and/or Casinovations violated the Louisiana Unfair Trade Practices Act by intending to “dump” Random Ejection Shufflers™ into the market with the intent to “steal” customers from Shuffle Master.  The third claim asserted by Shuffle Master is that the actions of VendingData and/or Casinovations constitute fraud, theft by conversion, misappropriation, intentional misrepresentation and/or general negligence.  The petition requests the court to enter a preliminary and permanent injunction against VendingData and/or Casinovations from selling or leasing the Random Ejection Shuffler™ and other automatic playing card shufflers to Harrah’s Jazz Casino located in New Orleans, reasonable attorneys’ fees and costs, and all other relief in law or in equity that the circumstances merit.  Based on advice of counsel, we believe that we have meritorious defenses against all these claims and we intend to vigorously defend against these allegations.

On August 5, 2003, Dan Purjes, one of our stockholders, filed a complaint (Case No. 114071/03) against us in the Supreme Court of the State of New York, County of New York.  The complaint alleges that we owe $28,500 plus attorneys’ fees and costs related to a promissory note that we executed in favor of Mr. Purjes.  We intend to vigorously defend against Mr. Purjes’ allegations.

ITEM 2.  CHANGES IN SECURITIES.

(a)                                  Recent Sales of Unregistered Securities.

From December 2002 to May 2003, we conducted a private placement of 10% senior notes in the aggregate principal amount of $7,500,000 and warrants to purchase 900,000 shares of common stock.

The warrants were issued at a rate of 6,000 shares per $50,000 of 10% senior notes sold.  The 10% senior notes require the payment of accrued interest semi-annually in arrears with the principal due on December 15, 2005 and, at any time after December 15, 2004 and until June 15, 2005, may have 15% of its then outstanding principal converted into shares of our common stock at a rate of $2.25 per share.  All notes were placed with accredited investors.  We received net proceeds from the private placement of approximately $7,200,000 after deducting the underwriting discounts and commissions and the offering expenses.  The proceeds from this placement are being used for the acquisition of the Deck Checker®, inventory and working capital.  We relied upon the exemption from registration provided by Section 4(2) of the Securities Act, Rule 506 of Regulation D thereunder and Regulation S.

In June 2003, we secured a 90-day convertible loan from Triage Capital Management LP in the principal amount of $1,000,000 at a 10% interest rate.  If the loan is not paid within 90 days, the holder has the option to convert the note into shares of our common stock at $2.25 per share.  We also issued warrants to the lender to purchase 50,000 shares of our common stock at a price of $2.25 per share and agreed to issue additional warrants to purchase 25,000 shares of our common stock for each 30-day period that the note remains outstanding past 90 days.  Because this loan was negotiated with a single lender, we relied on the exemption from registration of securities provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

In July 2003, after the end of the second quarter, we borrowed $3,000,000 from Mellon HBV SPV, LLC, an affiliate of Mellon Bank, at a 10% interest rate, the principal and all accrued interest of which are due on November 22, 2003.  At any time until the due date, the holder may convert up to 15% of its then outstanding principal amount into shares of our common stock at a rate of $2.25 per share.  In connection with this transaction, we also issued warrants to purchase 225,000 shares of our common stock at $2.25 per share.  Because this loan was negotiated with a single lender, we relied on the exemption from registration of securities provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

(b)                                 Dividends.

We have never paid cash dividends on our common stock and do not currently intend to pay cash dividends on our common stock in the foreseeable future.  We may be restricted from paying dividends on our common stock under state law and we are currently required to comply with certain conditions pursuant to the terms of notes and warrants issued by us related to our issuance of dividends.  We currently anticipate that we will retain any earnings for use in the continued development of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Stockholders was held on May 29, 2003.  The following matters were voted on by the stockholders:

1.                                       Election of Directors

	For	Against/Withheld

Steven J. Blad	6,454,589	207,200
James E. Crabbe	6,461,089	203,100
Ronald O. Keil	6,456,289	205,100
Bob L. Smith	6,461,089	203,100

2.                                       Amendment to Amended and Restated Articles of Incorporation to increase the authorized shares of capital stock from 16,000,000 to 25,000,000 shares.

For	6,576,187
Against	86,002
Abstain	2,000

3.                                       Amendment to the 1999 Stock Option Plan.

For	5,990,963
Against	92,202
Abstain	12,600

ITEM 5.  OTHER INFORMATION.

In June and July 2003, we entered into indemnification agreements with members of our board of directors and certain of our executive officers and significant employees in which we agreed to hold harmless and indemnify such directors, officers and significant employees to the fullest extent authorized under Nevada law, and to pay any and all related expenses reasonably incurred by the indemnitee.  The four members of our board and the following executive officers and significant employees each entered into an indemnification agreement: John R. Spina, Chief Financial Officer; Stacie L. Brown, Corporate Counsel and Secretary; D. Dean Barnett, Vice President, Sales; Kenneth R. Dickinson, Vice President, Slot Systems; Tyson K. Adams, Software Engineering Manager; Lynn C. Hessing, Director of Engineering; Robert G. Pietrosanto, Table Games Sales – Division President; William B. Roquemore, Vice President, Manufacturing and Service; Joseph D. Corradino, Director of Sales/Table Games; and Jessica N. Neville, Vice President of Marketing and Public Relations.

In June and July 2003, we entered into amended employment agreements with seven employees under which the terms of their employment agreements were extended three years.  In addition, we increased the number of stock options granted to these employees and accelerated the date of vesting of certain existing stock options.  Of the seven employees, Stacie L. Brown, Corporate Counsel and

Secretary was included.  In addition, other significant employees included: D. Dean Barnett, Vice President, Sales; Kenneth R. Dickinson, Vice President, Slot Systems; Tyson K. Adams, Software Engineering Manager; Lynn C. Hessing, Director of Engineering; Robert G. Pietrosanto, Table Games Sales – Division President; and William B. Roquemore, Vice President, Manufacturing and Service.  .  In June 2003, we entered into a second amendment to the employment agreement of Steven J. Blad, Chief Executive Officer and President, in which we extended the term of Mr. Blad’s employment through December 31, 2009, granted to Mr. Blad stock options to purchase 500,000 shares of our common stock at $2.50 per share, and agreed that Mr. Blad’s base salary shall be $282,000 per year.  In July 2003, we entered into an amendment to the employment agreement of John R. Spina, Chief Financial Officer.  Pursuant to this amendment, we awarded Mr. Spina an option to purchase 25,000 shares of our common stock at an exercise price of $2.50 per share and accelerated the vesting date of certain existing options

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits.

10.1	Form of Indemnification Agreement. (*)

10.2	Amended and Restated 1999 Stock Option Plan. (*)

10.3	Form of First Amendment to Employment Agreement. (*)

10.4	Second Amendment to Employment Agreement of Steven J. Blad. (*)

10.5	Philadelphia Brokerage Corporation to Purchase 25,000 Shares of Common Stock. (*)

10.6	Triage Capital Management LP 10% Note due September 16, 2003. (*)

10.7	Triage Capital Management LP Warrant to Purchase 50,000 Shares of Common Stock. (*)

10.8	Mellon HBV SBV, LLC 10% Note due November 22, 2003. (*)

10.9	Mellon HBV SBV, LLC Warrant to Purchase Shares of Common Stock. (*)

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(*) To be filed by amendment

(b)                                 Reports on Form 8-K.

During the three months ended June 30, 2003 and from the end of such period to the date of this report, we filed the following:

•                  Current Report on Form 8-K filed on April 22, 2003 (as amended by Form 8-K/A filed May 6, 2003) reporting the retention of the firm of Piercy, Bowler, Taylor & Kern as our independent accountants;

•                  Current Report on Form 8-K filed on April 28, 2003 reporting the resignation of Steven J. Blad as treasurer and the election of John R. Spina as our treasurer;

•                  Current Report on Form 8-K/A-2 filed on May 29, 2003 supplementing the information regarding the change in our auditors;

•                  Current Report on Form 8-K filed on June 3, 2003 reporting the results of matters voted on at the Annual Meeting of Stockholders; and

•                  Current Report on Form 8-K filed on June 18, 2003 reporting the filing of the Second Amended and Restated Articles of Incorporation of the company.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENDINGDATA CORPORATION
(Registrant)

Date: August 18, 2003	By:	/s/ STEVEN J. BLAD
Steven J. Blad
	Its:	Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Officer)