Form 10QSB/A
period 2003-06-30
VENDINGDATA CORP
filed 2003-08-19
CIK 1004673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

Explanatory Note: This amendment to our quarterly report for the period ended June 30, 2003 is being filed pursuant to Rule 12b-15 for the sole purpose of filing exhibits 10.1 through 10.9.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits.

10.1	Form of Indemnification Agreement.

10.2	Amended and Restated 1999 Stock Option Plan.

10.3	Form of First Amendment to Employment Agreement.

10.4	Second Amendment to Employment Agreement of Steven J. Blad.

10.5	Philadelphia Brokerage Corporation Warrant to Purchase 25,000 Shares of Common Stock.

10.6	Triage Capital Management LP 10% Note due September 16, 2003.

10.7	Triage Capital Management LP Warrant to Purchase 50,000 Shares of Common Stock.

10.8	Mellon HBV SBV, LLC 10% Note due November 22, 2003.

10.9	Mellon HBV SBV, LLC Warrant to Purchase Shares of Common Stock.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

VENDINGDATA CORPORATION
(Registrant)

Date: August 19, 2003	By:	/s/ STEVEN J. BLAD
Steven J. Blad
	Its:	Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Officer)