Form 10QSB
period 2003-09-30
VENDINGDATA CORP
filed 2003-11-12
CIK 1004673

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from: to

Commission file number: 000-25855

VendingData Corporation
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1696010 (I.R.S. Employer Identification No.)
6830 Spencer Street, Las Vegas, Nevada 89119 (Address of principal executive offices)
(702) 733-7195 (Issuer's telephone number)
(Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,700,814 shares of common stock, $.001 par value, as of October 31, 2003

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

VENDINGDATA CORPORATION

FORM 10-QSB

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VENDINGDATA CORPORATION

Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$314,009	$1,778,297
Current portion of accounts receivable, trade, net of allowance for uncollectibles of $25,530 and $25,530, respectively	3,138,172	106,791
Due from affiliate	45,029	30,593
Other receivables	175,373	39,305
Inventories	3,747,627	1,850,051
Prepaid expenses	172,879	236,579

	7,593,089	4,041,616
Equipment rented to customers, net of accumulated depreciation of $1,229,870 and $1,406,574	754,530	1,353,925
Property and equipment, net of accumulated depreciation of $1,720,240 and $1,422,313, respectively	930,608	593,253
Intangible assets, net of accumulated amortization of $249,130 and $191,520, respectively	1,317,713	352,603
Due from affiliate	118,800	118,800
Accounts receivable, trade, net of current portion, less unamortized discount	1,439,244	—
Deferred expenses	615,644	100,000
Deposits	1,073,313	868,520
Other assets	496,481	638,029

	$14,339,422	$8,066,746

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
Current liabilities:
Current portion of leases payable	$2,215,939	$2,286,243
Accounts payable	2,079,829	1,084,637
Accrued expenses	254,334	385,570
Accrued wages	195,176	249,147
Accrued interest	1,059,420	461,308
Short-term debt	920,743	904,743
Current portion of convertible debt	4,953,076	—
Customer deposits	672,333	386,819

	12,350,850	5,758,467
Convertible debt, net of current portion	12,949,996	8,853,072
Leases payable, net of current portion	2,447,776	3,497,859

	27,748,622	18,109,398

Stockholders' equity deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 7,700,814 and 7,625,814 shares issued and outstanding	7,701	7,626
Additional paid-in capital	27,294,325	26,719,980
Deficit	(40,711,226)	(36,770,258)

Total stockholders' equity deficiency	(13,409,200)	(10,042,652)

Total liabilities and stockholders' equity deficiency	$14,339,422	$8,066,746

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Operations

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	$2,403,395	$252,893	$5,967,715	$1,780,764
Rental	216,818	358,044	847,561	1,073,478
Other	9,399	14,431	9,531	26,068

	2,629,612	625,368	6,824,807	2,880,310

Operating expenses:
Cost of sales	1,421,595	619,727	3,629,520	2,384,200
Selling, general and administrative	1,267,831	864,979	4,303,496	2,314,672
Research and development	336,910	356,914	709,770	1,077,838

Loss from operations	(396,724)	(1,216,252)	(1,817,979)	(2,896,400)
Interest expense, unrelated parties	620,569	389,749	1,709,430	1,006,314
Interest expense, related parties	139,256	115,439	413,559	299,608

Total interest expense, net	759,825	505,188	2,122,989	1,305,922

Net loss	$(1,156,549)	$(1,721,440)	$(3,940,968)	$(4,202,322)

Basic loss per share	$(0.15)	$(0.23)	$(0.51)	$(0.55)

Weighted average shares outstanding	7,700,814	7,625,814	7,675,957	7,625,814

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Cash Flows

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
Net cash used in operating activities	$(8,897,624)	$(3,146,150)

Cash flows from investing activities:
Acquisition of intangible assets	(1,022,720)	—
Acquisition of plant and equipment	(635,990)	(213,694)
Acquisition of equipment produced for rental	(9,500)	(509,301)
Disposition of equipment produced for rental	785,600	—
Disposition of plant and equipment	705	—
Deposits	(204,794)	(134,263)

Net cash used in investing activities	(1,086,699)	(857,258)

Cash flows from financing activities:
Proceeds from sale of stock	75	—
Warrants	234,500	—
Options	171,170	—
Additional paid-in capital	168,675	—
Proceeds from leases payable	989,820	2,241,926
Repayment of leases payable	(2,110,205)	(1,986,421)
Proceeds from short-term debt	400,000	3,285,000
Proceeds from short-term convertible debt	4,000,000	—
Repayment of short-term debt	(384,000)	(595,950)
Proceeds from issuance of convertible debentures	5,050,000	499,999

Net cash provided by financing activities	8,520,035	3,444,554

Decrease in cash	(1,464,288)	(558,853)
Cash balance at beginning of period	1,778,297	866,998

Cash balance at end of period	$314,009	$308,145

See accompanying notes to financial statements.

VENDINGDATA CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Basis of Presentation

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

        Prior to 2003, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations. During the second quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 under the prospective transition method, effective as of January 1, 2003. For additional information, see Note 5—Options.

        In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, FIN 45 supplements the requirements of Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies, relating to disclosure with respect to product warranties. As part of the normal sale of its products, the Company has provided its customers with product warranties. The warranties vary on the terms of the sales agreement and by product line. The following summarizes the accrual of product warranties that is recorded as accrued expenses in the accompanying balance sheet at September 30, 2003.

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Opening Balance	$61,501	$10,151
Accruals for Warranties	40,654	92,004
Payments in Period	—	—

Balance at end of Period	$102,155	$102,155

Note 2—Segments

        The segments identified for geographic region-based enterprise-wide data are as follows:

	Three months ended September 30, 2003
			Nine months ended September 30, 2003
		Long-lived assets
	Revenue		Revenue
United States	$2,019,892	$2,890,728	$6,140,087
Asia	$236,250	$112,123	$236,250
Europe	$225,000	—	$300,000
South America	$148,470	—	$148,470

        The Company's revenues distributed by product are as follows:

Three months ended September 30, 2003			Nine months ended September 30, 2003
Shufflers	Deck Checkers™	SecureDrop®	Shufflers	Deck Checkers™	SecureDrop®
$819,184	$1,011,243	$789,786	$3,420,413	$1,240,390	$2,124,519

Note 3—Loss per Share (Basic and Diluted)

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

Note 4—Debt

        In the quarter ended September 30, 2003, the Company borrowed $3,000,000 at a 10% interest rate, the principal and all accrued interest of which are due on November 22, 2003. At any time until the due date, the holder may convert up to 15% of its then outstanding principal amount into shares of the Company's common stock at $2.25 per share. In connection with this transaction, the Company also issued warrants to purchase 225,000 shares of its common stock at $2.25 per share and agreed to issue additional five-year warrants to purchase 50,000 shares of our common stock with an exercise price of $2.25 per share for each $1,000,000 in principal that remains outstanding after November 22, 2003.

        In addition, the Company secured a 90-day convertible loan in the principal amount of $1,000,000 at a 10% interest rate, the principal and all accrued interest of which were due on September 16, 2003. The Company also issued five-year warrants to the holder to purchase 50,000 shares of its common stock at a price of $2.25 per share. The term of the note was extended until November 20, 2003 in exchange for the issuance of additional five-year warrants to the holder to purchase 50,000 shares of the Company's common stock at a price of $2.25 per share. Under the new terms, the holder may convert up to 15% of its then outstanding principal amount into shares of the Company's common stock at a rate of $2.25 per share. The Company also agreed to issue additional five-year warrants to purchase 50,000 shares of its common stock at $2.25 per share for each 30-day period that the note remains outstanding past November 20, 2003.

        For additional information on the Company's current indebtedness, see Note 13—Subsequent Events.

Note 5—Options

        The Company currently has two stock option plans. No stock-based employee compensation expense for stock options was reflected in net income for years prior to 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

        The impact of the adoption of the fair value method of accounting for stock-based compensation was an increase to stock-based compensation expense of approximately $98,370 for the nine-month period ended September 30, 2003. This stock compensation expense was recorded in selling, general and administrative expenses. As a result of adopting SFAS No. 123 under the prospective transition method of SFAS No. 148, prior periods have not been restated to reflect the impact of the fair value method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(1,156,549)	$(1,721,440)	$(3,940,968)	$(4,202,322)
Add—Stock-based employee compensation expense included in reported net income, net of related tax effects	67,338	—	98,370	—
Deduct—Stock-based employee compensation expense determined under the fair value method	(108,070)	(41,231)	(171,170)	(45,910)

Net loss, pro forma	$(1,197,281)	(1,762,671)	$(4,013,768)	(4,248,232)

Basic and diluted net loss per share
As reported	$(0.15)	$(0.23)	$(0.51)	$(0.55)
Pro forma	$(0.16)	$(0.23)	$(0.52)	$(0.56)

Note 6—Going Concern

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $3,940,968 for the nine months ended September 30, 2003. Additionally, the Company had a working capital deficiency of approximately

$4,757,761 at September 30, 2003. Accordingly, the Company's ability to continue as a going concern may be dependent upon the success of management's plans to address and overcome these conditions. Management's plans with respect to these matters include reducing operating costs through the manufacturing of component parts in China and restructuring service functions to reduce labor and rental expense. Management is evaluating sources of additional capital, including debt or equity financings. In September 2003, the Company filed a registration statement with the United States Securities and Exchange Commission for a proposed public offering of up to 5,000,000 shares of its common stock. The registration statement has not yet been declared effective. Management believes that the increased sales in the first nine months of 2003 indicate growing customer acceptance of the Company's product line and will result in improved revenue. The Company may not be successful in raising additional capital or in achieving profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 7—Trade Receivables From Major Customers

        As of and during the year ended December 31, 2002, approximately 10.2% of trade receivables and 39% of total sales were the result of a one-time transaction with a single customer. As of and during the nine months ended September 30, 2003, approximately 24.7% of trade receivables and 21.29% of total sales were concentrated in the Nevada gaming industry among five customers under common ownership. The Company's future operations could be affected by adverse changes in the financial condition of, or the Company's relationships with, the commonly owned Nevada gaming customers, or economic, competitive and political conditions in our customers' respective local areas or the gaming industry, in general.

        Included in accounts receivable, trade, at September 30, 2003, was $4,577,416 (with the non-current portion, $1,439,294), net of unamortized discounts of $90,266. These receivables, which are payable over periods ranging from 20 months to 35 months, and related revenues arose from the sale of shufflers and Deck Checkers™ to major customers during the nine-month period ended September 30, 2003, and were discounted in the Company's financial statements based on the fair value of the products sold resulting in imputed interest rates ranging from 1.08% to 9.55%.

        The Company manages its concentrations of credit risk by evaluating the creditworthiness of customers before credit is extended and monitoring it thereafter. The maximum losses that the Company would incur if a customer failed to pay amounts owed would be limited to the recorded receivables after any allowances provided.

Note 8—Deposits

        The amounts of deposits (assets) were $1,073,313 and $868,520 as of September 30, 2003 and December 31, 2002 respectively. The table below sets forth the details of the deposits as of September 30, 2003:

Item	Amount
Rent	$52,039
Leases	$631,399
Vendors	$299,747
Other	$90,128

Total	$1,073,313

Note 9—Intangible Assets

        FAS 142 requires that tangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We have acquired patent rights for various products since 2001 and acquired the patent rights for the Deck Checker™ for $1,004,900 in the third quarter of 2003. The Company has estimated an economic useful life of ten years for the Deck Checker™ patents. We currently amortize our intangible assets on a straight-line basis over the estimated useful lives of 10 years. Amortization taken to date as of September 30, 2003 was $249,130. The following table sets forth the estimated aggregate amortization expenses for the next five years:

Year	Amortization Expense
2004	$156,045
2005	$156,045
2006	$156,045
2007	$140,508
2008	$138,050

Note 10—Income Taxes

        The deferred tax asset resulting from a net operating loss carryforward has been fully reserved resulting in an effective tax benefit rate of zero for the periods presented.

Note 11—Related Party Transactions

        An officer and director of the Company has an outstanding balance due to the Company in an amount equal to $28,976 that is attributable to disbursements that were personal expenses over the past five years. Subsequent to June 30, 2003, the officer and director paid $5,040, which represented the net balance due arising after July 30, 2002, the effective date of the Sarbanes-Oxley Act of 2002.

Note 12—Contingencies

        The Company is a party to certain claims, legal actions, and complaints, including a patent infringement action between the Company and one of its main competitors. The Company cannot predict the likely outcome of any such litigation or whether any such substantial litigation would have a material adverse effect on its business as presently conducted or as anticipated.

Note 13—Subsequent Events

        On October 9, 2003 and October 21, 2003, the Company received bridge financing in the aggregate principal amount of $1,000,000. On October 21, 2003, the Company issued a promissory note in the principal amount of $1,000,000. The promissory note matures on January 2, 2004 and requires the payment of an interest fee in the amount of $50,000 on the maturity date. The holder of the promissory note may elect to waive payment of the interest fee in exchange for shares of the Company's common stock at a rate of $2.25 per share. For each 30-day period that the promissory note remains outstanding after January 2, 2004, the holder of the promissory note is entitled to a warrant to purchase 25,000 shares of common stock with an exercise price of $2.25 per share. The proceeds from the bridge financing have been used for working capital purposes.

        On November 5, 2003, the Company received bridge financing in the aggregate principal amount of $1,000,000. The promissory note matures on January 12, 2004 and requires the payment of an interest fee in the amount of $50,000 on the maturity date. The holder of the promissory note may elect to waive payment of the interest fee in exchange for shares of the Company's common stock at a rate of $2.25 per share. For each 30-day period that the promissory note remains outstanding after January 12, 2004, the holder of the promissory note is entitled to a warrant to purchase 25,000 shares of common stock with an exercise price of $2.25 per share. The proceeds from the bridge financing have been used for working capital purposes.

        The Company has agreed to issue a promissory note convertible into 177,778 shares of common stock, where the convertible note will be issued upon the surrender of two notes in the aggregate principal amount of $400,000 held by a charitable foundation for which the Company's Chairman of the Board is one of three trustees.

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

OVERVIEW

        For a complete description of our products, please review our most recent Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 28, 2003.

  Business Strategy

        While we transitioned from a development stage to an operating company in 2000, we have continued to develop and acquire new products. The focus on the development and acquisition of new products is reflected in our operating results. Our strategy to increase revenue and margins is based on four key factors:

  •
  Development of two product lines with limited competition. Our ability to offer the SecureDrop® System and the Deck Checker™ have given us two product lines that our informal industry and patent research led us to conclude have limited or virtually no competition. In contrast, our shuffler products face intense competition due primarily to the dominance in the installed shuffler market base in North America by Shuffle Master, Inc. In this regard, during 2001 and 2000, when a substantial portion of our revenue was generated by our shuffler products, our margins declined. By offering two products with limited competition, our management believes that we will have a significant competitive advantage as our products are installed and become accepted by the gaming industry.

  •
  Expansion into additional domestic gaming markets and into international gaming markets for our products. The global economic downturn has forced non-gaming jurisdictions to look at new ways to raise revenue. Accordingly, from time to time different states and foreign countries may consider legalizing various forms of casino gaming as an additional revenue source. These include slot machines at racetracks, Native American Class-III casinos and Las Vegas-style casinos. The worldwide expansion of gaming should provide new markets for our products, and we have targeted sales opportunities in these new markets in addition to our traditional established gaming markets.

  •
  Increase in the market penetration of our products. Since we have only recently introduced certain elements of our SecureDrop® System in 2002 and only introduced the Deck Checker™ in early 2003, the market penetration of these products is low. As a result of the positive feedback received from senior executives from Park Place Entertainment Corporation, the parent company of over 27 casinos internationally, on the installations of the SecureDrop® Soft Count Module in the first half of 2003, our management believes that our products are gaining acceptance in the industry, and we are seeking to increase the market penetration of our products.

  •
  Implementation of cost reduction initiatives to increase gross margins. Through the implementation of cost reduction initiatives, our management believes that the gross margins on our products will improve over time. The cost reduction initiatives include the following:

  •
  Reducing the cost of our component parts through the use of production facilities in China. By opening an office, manufacturing, service and warehouse facility in Xiaolan Town in Zhongshan City, China, we propose to shift our component sources to China and lower our costs. To date, we have shifted the production of over 80% of the components of the SecureDrop® System and our shufflers to China. As a result, our management estimates that the cost of such components will decrease from approximately 40% of revenue to approximately 20% of revenue. Although we propose to outsource many components of our products, we intend to maintain a five- to six-month inventory of components at our principal offices in Las Vegas, Nevada.

  •
  Closing two of our five regional service locations and centralizing all technical service functions to our facilities in Las Vegas, Nevada. The use of five service locations with technicians and customer service representatives for the repair and service of our shufflers has not been cost effective. By closing the Atlantic City, New Jersey and Miami, Florida service locations and relying more on the use of spare machines, we have centralized all technical service functions in Las Vegas during the third quarter of 2003. The remaining service locations will continue to provide non-technical support through customer service representatives.

  •
  Eliminating our Boise, Idaho research facility and consolidating the management of the research and development related to our table game and slot support products in Las Vegas. Our management believes that consolidating all research and development to Las Vegas with support from our facility in China will speed development and be more efficient in the set up of the manufacturing of our new products. The Boise facility was closed on June 30, 2003.

    •
    Implementing a new computer system designed to improve productivity through the use of eleven modules, including a financial and manufacturing application. Our new computer software will provide an integrated control process for purchasing, inventory control and manufacturing in our Las Vegas and China facilities. The implementation will be complete in the fourth quarter of 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Following is a summary of what our management believes are the critical accounting policies related to our operations. The application of these policies, in some cases, requires our management to make subjective judgments regarding the effect of matters that are inherently uncertain.

  Allowance for Doubtful Accounts.

        In connection with the preparation of our financial statements, management reviews and evaluates the collectibility of our trade receivables and adjusts our allowance for estimated uncollectible accounts as deemed necessary in the circumstances. These estimates have the potential for critically affecting the determination of results of operations for any given period. Factors considered by management in making such estimates and adjustments include any concentrations among customers, changes in our relationships therewith, payment history and the apparent financial condition thereof.

  Revenue Recognition.

        We recognize revenue from the sale of our products upon installation and functional testing at customer locations because that is when the customer's obligation becomes fixed and certain pursuant to our standard contracts for the sale of units of the SecureDrop® System, shufflers and Deck Checkers™. Sales are recognized immediately when shufflers that are rented are converted to purchases depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 35 months. The useful life of our shufflers and Deck Checkers™ is five years with proper maintenance; the life can be extended with the replacement of component parts. If the customer does not possess the required creditworthiness or an established payment history with us, we would then book the revenue as an installment sale and recognize it over time as payments are received. Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms. All rental contracts are cancelable upon 30-day written notice by the customer. Maintenance expense for rental units is recorded in the period it is incurred. Although sales are not generally made with a right to return, upon occasion, usually associated with the performance warranty, sales returns and allowances are recorded after returned goods are received and inspected. We provide currently for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for our products, we do provide for maintenance contracts that are billed on a monthly basis.

  Intangible Assets.

        FAS 142 requires that tangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We have acquired patent rights for various products since 2001 and acquired the patent rights for the Deck Checker™ for $1,004,900 in the third quarter of 2003. The Company has estimated an economic useful life of ten years for the Deck Checker™ patents. We currently amortize our intangible assets on a straight-line basis over the estimated useful lives of 10 years.

  Stock-Based Compensation.

        We currently have two stock option plans. No stock-based employee compensation expense for stock options was reflected in net income for years prior to 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

        The impact of the adoption of the fair value method of accounting for stock-based compensation was an increase to stock-based compensation expense of approximately $98,370 for the nine-month period and $67,338 for the three month period ended September, 30, 2003. This stock compensation expense was recorded in selling, general and administrative expenses.

FINANCIAL CONDITION

        During the three months ended September 30, 2003, total assets increased by $6,272,676 from $8,066,746 at December 31, 2002 to $14,339,422 at September 30, 2003. Accounts receivable (trade) increased from $106,791 to $3,138,172 between December 31, 2002 and September 30, 2003. The primary reasons for the increase in trade receivables were the installation of the SecureDrop® System at Paris Las Vegas and Bally's Las Vegas, the conversion of shuffler rentals to purchases and the sale of Deck Checkers™ on terms. Inventories have increased during the current period by $1,897,576 from $1,850,051 at December 31, 2002 to $3,747,627 at September 30, 2003. The increase is primarily due to the purchase of 200 Deck Checkers™ and related components and SecureDrop® components. In addition, as we move more manufacturing to China, the level of inventories at our Las Vegas facility will increase in order to maintain a five- to six-month inventory on hand to guard against unexpected transport interruptions.

        Total liabilities have increased from $18,109,398 at December 31, 2002 to $27,748,622 at September 30, 2003. Accounts payable increased from $1,084,637 at December 31, 2002 to $2,079,829 at September 30, 2003 primarily due to costs associated with our proposed common stock offering, the purchase of the intellectual property for the Deck Checker™ and the components for one hundred Deck Checker™ units. Convertible debt increased primarily due to private placements of an additional $4,000,000 in short term convertible notes during the quarter ended September 30, 2003. Short-term debt increased from $904,743 at December 31, 2002 to $920,743 at September 30, 2003 due to a short-term loan.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2003 and 2002

  Revenue

        For the three months ended September 30, 2003, we generated total revenues of $2,629,612 compared to $625,368 for the three months ended September 30, 2002, an increase of $2,004,244 or 320.5%. Our revenues for the three months ended September 30, 2003 consisted of SecureDrop® sales of $789,786, shuffler sales of $602,366, shuffler rentals of $216,818, Deck Checker™ sales of $1,011,243 and miscellaneous other income of $9,399. The increase in revenue was primarily due to increases in SecureDrop® sales, shuffler sales, Deck Checker™ sales and Deck Checker™ leases, offset, in part, by a decrease in shuffler rentals. The increase in shuffler sales and the decrease in shuffler rentals reflected the trend with customers to shift from the rental to the purchase of shufflers.

        Revenues—SecureDrop® Sales.    For the three months ended September 30, 2003, we generated revenue from the sale of our SecureDrop® products of $789,786, compared to $146,893 for the three months ended September 30, 2002, an increase of $642,893, or 437.7%. The increase in revenue was due primarily to the SecureDrop® installations at Paris Las Vegas and Bally's Las Vegas and the sales of the SecureDrop® Soft Count Module during the three months ended September 30, 2003. The

SecureDrop® Soft Count Module was not available for sale during the three months ended September 30, 2002.

        Revenues—Shuffler Sales.    For the three months ended September 30, 2003, we generated revenue from the sale of our shufflers of $602,366, compared to $106,000 for three months ended September 30, 2002, an increase of $496,366. We made a strategic decision to offer our customers the choice to either continue renting or instead to purchase our shufflers for the same monthly payments. This decision was based on competitive forces in the marketplace and the anticipated introduction of our next generation shufflers in 2004. By offering some of our customers the ability to trade up to the new shufflers when approved by the relevant regulatory bodies, we will be able to obtain binding purchase commitments for our shufflers and ensure that our products are not readily replaced with those of our competitors. We believe that the trend for shuffler revenues will be towards shuffler sales due to the current availability of lower interest rates for sales with terms.

        Revenue—Shuffler Rentals.    For the three months ended September 30, 2003, we generated revenue from the rental of our shufflers of $216,818, compared to $358,044 for the three months ended September 30, 2002, a decrease of $141,226, or 39.4%. The decrease in shuffler rentals was primarily due to the shift of our customers to shuffler sales.

        Revenue—Deck Checker™ Sales and Rentals.    For the three months ended September 30, 2003, we generated revenue from the sale and the rental of our Deck Checker™ of $958,311 and $52,932, respectively. As the Deck Checker™ is a new product this year, there was no revenue related to it for the three months ended September 30, 2002.

        Revenue—Other Income.    For the three months ended September 30, 2003, we generated other income of $9,399 compared to $14,431 for the three months ended September 30, 2002, a decrease of $5,032 or 34.9%.

  Cost of Sales

        For the three months ended September 30, 2003, our cost of sales was $1,421,595 compared to $619,727 for the three months ended September 30, 2002, an increase of $801,868 or 129.4%. Our cost of sales for the three months ended September 30, 2003 included cost of SecureDrop® sales of $355,236, cost of shuffler sales of $46,304, cost of Deck Checker™ sales of $254,177, shuffler rental depreciation of $141,252, shuffler service costs of $245,753, manufacturing costs of $335,273, warranty costs of $40,654 and other expenses of $2,946. We believe that the outsourcing of components from China will continue the trend of reducing the per unit cost of sales through the fourth quarter of 2003. The gross margin on revenue for the three months ended September 30, 2003 was $1,208,017, or 45.9%, compared to the gross margin on revenue for the three months ended September 30, 2002 of $5,641, or 0.9%. The improvement in gross margin from 0.9% to 45.9% from the three months ended September 30, 2002 to the three months ended September 30, 2003 reflects the continuing goal to lower the cost per unit sold through the transfer of manufacturing operations to China and the benefits of economies of scale achieved through increased production.

        Cost of Sales—SecureDrop® Sales.    Our cost of SecureDrop® sales was $355,236 for the three months ended September 30, 2003 compared to $165,792 for the three months ended September 30, 2002, representing an increase of $189,444, or 114.3%. The increase in the cost of SecureDrop® sales resulted from the increase in SecureDrop® sales during the three months ended September 30, 2003.    The gross margin on revenue from SecureDrop® sales was $434,550, or 55.0%, for the three months ended September 30, 2003 compared to gross margin deficit of $18,899, or (12.9%), for the three months ended September 30, 2002. The improvement in gross margin and gross margin percentage on our SecureDrop® sales resulted primarily from the lower manufacturing costs in China and the lower per unit labor costs related to increased unit production.

        The following discussion of cost of sales by principal product does not include certain costs that are not allocated to individual products.

        Cost of Sales—Shuffler Sales.    Our cost of shuffler sales revenue was $46,304 for the three months ended September 30, 2003 compared to $0 for the three months ended September 30, 2002. The increase in cost of shuffler sales revenue resulted from the increase in shuffler sales through conversions during the three months ended September 30, 2002. The gross margin on revenue from shuffler sales was $556,062, or 92.2%, for the three months ended September 30, 2003. The gross margin on revenue from shuffler sales resulted from the sale of rental units that had been substantially depreciated.

        Cost of Sales—Deck Checker™.    For the three months ended September 30, 2003, our cost of sales from the sale and rental of our Deck Checker™ was $254,177, resulting in a gross margin on revenue from Deck Checker™ sales of $704,134, or 73.5%. There were no comparable numbers for the three months ended September 30, 2002 as this product was not available for sale last year.

  Selling, General and Administrative Expense

        For the three months ended September 30, 2003, our selling, general and administrative expenses were $1,267,831 compared to $864,979 for the three months ended September 30, 2002, an increase of $402,852, or 47.0%. The increase in selling, general and administrative expenses related primarily to travel and lodging to set up the office, assembly area and warehouse facility in China, legal fees associated with the Shuffle Master litigation, and regulatory expenses. For more information, see "Part II, Item 1—Legal Proceedings."

        Our selling, general and administrative expenses for the three months ended September 30, 2003 consisted of the following: salaries and related costs of $629,385; consulting services of $52,671; advertising and marketing costs of $24,735; travel and entertainment costs of $94,859; gaming industry shows costs of $39,738; rent of $52,575; repairs and maintenance expenses of $13,785; legal and regulatory expenses of $146,073; supplies of $31,792; insurance expenses of $7,370; depreciation and amortization of $81,750; and other expenses of $93,098.

  Research and Development Expense

        For the three months ended September 30, 2003, research and development expenses were $336,910, compared to $356,914 for the three months ended September 30, 2002, a decrease of $20,004, or 5.6%. Notwithstanding the nominal decrease in research and development expenses, we continue to incur continuous research and development expenses related to the continued development of our product lines.

  Interest Expense

        For the three months ended September 30, 2003, we incurred interest expense of $759,825, compared to $505,188 for the three months ended September 30, 2002, an increase of $254,637, or 50.4%. The increase in interest expense was primarily attributable to increased borrowings necessary to sustain our operations.

  Net Loss

        For the three months ended September 30, 2003, we had a net loss of $1,156,549, compared to a net loss of $1,721,440 for the three months ended September 30, 2002, a decreased net loss of $564,891, or 32.8%. Basic loss per share was $0.15 for the three months ended September 30, 2003, compared to $0.23 for the three months ended September 30, 2002. The decrease in net loss and the decrease in basic loss per share resulted from the $2,004,244 increase in revenue, offset, by the $1,184,716 increase in operating expenses and the $254,637 increase in interest expense.

Comparison of Nine Months Ended September 30, 2003 and 2002

  Revenue

        For the nine months ended September 30, 2003, we generated total revenues of $6,824,807, compared to $2,880,310 for the nine months ended September 30, 2002, an increase of $3,944,497, or 136.9%. Our revenues for the nine months ended September 30, 2003 consisted of SecureDrop® sales of $2,124,519, shuffler sales of $2,570,602, shuffler rentals of $849,811, Deck Checker™ sales of $1,240,390 and miscellaneous other income of $39,485. The increase in revenue was primarily due to increases in SecureDrop® sales, shuffler sales, Deck Checker™ sales and Deck Checker™ leases, offset, in part, by a decrease in shuffler rentals.

        Revenues—SecureDrop® Sales.    For the nine months ended September 30, 2003, we generated revenue from the sale of our SecureDrop® products of $2,124,519, compared to $1,667,314 for the nine months ended September 30, 2002, an increase of $457,205, or 27.4%. The increase in revenue was due primarily to the SecureDrop® installations at Paris Las Vegas and Bally's Las Vegas and the sales of the SecureDrop® Soft Count Module during the nine months ended September 30, 2003. The SecureDrop® Soft Count Module was not available for sale until the fourth quarter of 2002.

        Revenue—Shuffler Sales.    For the nine months ended September 30, 2003, we generated revenue from the sale of our shufflers of $2,570,602, compared to $113,450 for nine months ended September 30, 2002, an increase of $2,457,152. We made a strategic decision to offer our customers the choice to continue renting or instead purchase our shufflers for the same monthly payments. This decision was based on competitive forces in the marketplace and the anticipated introduction of our next generation shufflers in 2004. By offering some of our customers the ability to trade up to the new shufflers when approved by the relevant regulatory bodies, we will be able to lock them into a purchase over time and ensure that our products are not readily replaced with those of our competitor. We believe that the trend for shuffler revenues will be towards shuffler sales due to the current availability of lower interest rates for sales with terms.

        Revenue—Shuffler Rentals.    For the nine months ended September 30, 2003, we generated revenue from the rental of our shufflers of $849,811, compared to $1,073,478 for the nine months ended September 30, 2002, a decrease of $223,667, or 20.8%. The decrease in shuffler rentals reflected the increasing preference to purchase shufflers rather than lease shufflers.

        Revenue—Deck Checker™ Sales and Rentals.    For the nine months ended September 30, 2003, we generated revenue from the sale and the rental of our Deck Checker™ of $1,151,349 and $89,041,

respectively. As the Deck Checker™ is a new product this year, there was no revenue related to it for the nine months ended September 30, 2002.

        Revenue—Other Income.    For the nine months ended September 30, 2003, we generated other income of $39,485 compared to $26,068 for the nine months ended September 30, 2002, an increase of $13,417 or 51.5%.

  Cost of Sales

        For the nine months ended September 30, 2003, our cost of sales was $3,629,520, compared to $2,384,200 for the nine months ended September 30, 2002, an increase of $1,245,320, or 52.2%. Our cost of sales for the nine months ended September 30, 2003 included cost of SecureDrop® sales of $1,019,290, cost of shuffler sales of $359,504, cost of Deck Checker™ sales of $344,700, shuffler rental depreciation of $426,269, shuffler service costs of $671,311, manufacturing costs of $568,074, warranty costs of $92,004 and other expenses of $148,368. The gross margin on revenue for the nine months ended September 30, 2003, was $3,195,287, or 46.8%, compared to the gross margin on revenue for the nine months ended September 30, 2002, of $496,110, or 17.2%. The improvement in gross margin from 17.2% to 46.8% from the nine months ended September 30, 2002, to the nine months ended September 30, 2003, reflects the continuing goal to lower the cost per unit sold through the transfer of manufacturing operations to China and the benefits of economies of scale achieved through increased production.

        The following discussion of cost of sales by principal product does not include certain costs that are not allocated to individual products.

        Cost of Sales—SecureDrop® Sales.    Our cost of SecureDrop® sales was $1,019,290 for the nine months ended September 30, 2003 compared to $1,043,430 for the nine months ended September 30, 2002, representing a minimal decrease of $24,140, or 2.3%. Although our revenue from SecureDrop® sales increased from the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, our costs of sales remained relatively constant due to increased efficiencies in manufacturing and assembly of our products. The gross margin on revenue from SecureDrop® sales was $1,105,229, or 52.0%, for the nine months ended September 30, 2003 compared to a gross margin of $623,884, or 37.4%, for the nine months ended September 30, 2002. The improvement in gross margin and gross margin percentage on our SecureDrop® sales resulted primarily from the lower manufacturing costs in China and the lower per unit labor costs related to increased unit production.

        Cost of Sales—Shuffler Sales.    Our cost of shuffler sales revenue was $359,504 for the nine months ended September 30, 2003 compared to $51,200 for the nine months ended September 30, 2002. The increase in cost of shuffler sales revenue resulted primarily from the increased sales of our shufflers through conversions during the nine months ended September 30, 2003. The gross margin on revenue from shuffler sales was $2,211,098, or 86.0%, for the nine months ended September 30, 2003, compared to a gross margin of $62,250, or 54.9%, for the nine months ended September 30, 2002. The improvement in gross margin on shuffler sales resulted from the sale of rental units that had been substantially depreciated.

        Cost of Sales—Deck Checker™. For the nine months ended September 30, 2003, our cost of sales from the sales and rental of our Deck Checker™ was $344,700, resulting in a gross margin on revenue from Deck Checker™ sales of $806,649 or 70.0%. There were no comparable numbers for the three months ended September 30, 2002 as this product was not available for sale last year.

  Selling, General and Administrative Expense

        For the nine months ended September 30, 2003, our selling, general and administrative expenses were $4,303,496, compared to $2,314,672 for the nine months ended September 30, 2002, an increase of

$1,988,824, or 85.9%. Our selling, general and administrative expenses for the nine months ended September 30, 2003 consisted of the following: selling, salaries and related costs of $1,567,439; consulting services of $218,230; advertising and marketing costs of $49,805; travel and entertainment costs of $510,990; gaming industry trade show costs of $94,385; rent of $265,522; repairs and maintenance expenses of $56,335; legal and regulatory expenses of $717,666; supplies of $119,972; insurance expenses of $26,268; depreciation and amortization of $301,684; and other expenses of $375,200.

        The increase in selling, general and administrative expenses related primarily to a $676,186 increase in selling, salaries and related costs, a $249,331 increase in travel and entertainment costs, a $717,586 increase in legal and regulatory expenses and a $347,117 increase in other expenses. Many of the increases related to the costs associated with establishing the office, assembly area and warehouse facility in China, the legal fees incurred with respect to the Shuffle Master litigation and the continuing regulatory expenses.

  Research and Development Expense

        For the nine months ended September 30, 2003, research and development expenses were $709,770, compared to $1,077,838 for the nine months ended September 30, 2002, a decrease of $368,068, or 34.1%. The decrease in research and development expenses was primarily due to the consolidation of our Boise, Idaho research facility into the Las Vegas office.

  Interest Expense

        For the nine months ended September 30, 2003, we incurred interest expense of $2,122,989, compared to $1,305,922 for the nine months ended September 30, 2002, an increase of $817,067, or 62.6%. The increase in interest expense was primarily attributable to increased borrowings necessary to sustain our operations.

  Net Loss

        For the nine months ended September 30, 2003, we had a net loss of $3,940,968, compared to a net loss of $4,202,322 for the nine months ended September 30, 2002, a decrease of $261,354, or 6.2%. Basic loss per share was $0.51 for the nine months ended September 30, 2003, compared to $0.55 for the nine months ended September 30, 2002. The decrease in net loss and the decrease in basic loss per share resulted from the $3,944,497 increase in revenue, offset, by the $2,866,076 increase in operating expenses and the $817,067 increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

  Overview

        Because of our efforts to transition from a development stage company to an operating company, we have generated substantial cash flow deficits from operations, including cash used in operating activities of $8,897,624, $5,206,489 and $5,712,867 in the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, respectively. In addition, to fund our development and operating activities, we have been provided cash by financing activities of $8,520,035, $6,683,001 and $6,430,282 during the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, respectively.

        Consequently, we have been substantially dependent on cash from financing activities to fund our development and operating activities. We will continue to require cash from financing activities for our current operating needs until our operations generate sufficient cash flow to provide for such cash requirements.

  Sources of Capital

        Until normalized sales levels are achieved such that our revenue is sufficient to sustain our operations, we will be relying upon private and institutional sources of debt and equity, and we may seek public, private and institutional sources of capital for working capital purposes. During the nine months ended September 30, 2003 and the year ended December 31, 2002, our sources of capital included equipment financing from a third party, short-term notes from stockholders, convertible debentures and other private sources of capital.

        With respect to our equipment financing where we have sold and leased back most of our furniture, equipment, tooling and shufflers held for rent, we have received proceeds of $2,241,926 and repaid $1,986,421 for the year ended December 31, 2002 and have received proceeds of $989,820 and repaid $2,110,205 for the nine months ended September 30, 2003. As of September 30, 2003, we had outstanding equipment financing of $4,663,715. These equipment leases have terms of 36 to 39 months and were not recorded as sales because each of the leases included a mandatory buy back provision.

        With respect to our short-term debt, we have received proceeds of $3,917,948 and repaid $650,000 for the year ended December 31, 2002 and have received proceeds of $400,000 and repaid $384,000 for the nine months ended September 30, 2003. As of September 30, 2003, we had outstanding short-term loans in the aggregate amount of $920,743. Historically, we have been substantially dependant on short-term loans from our principal stockholder and other directors. Despite such reliance, neither our principal stockholder nor our directors are obligated to provide additional financing to us, and our principal stockholder and directors are free to decline to fund additional financings to us at any time. In such event and in the absence of third party financing sources, we may have substantial difficulties in raising additional financings.

        With respect to our convertible debentures, including our short-term convertible notes, we received proceeds of $3,249,999 and $9,050,000 during the year ended December 31, 2002 and the nine months ended September 30, 2003, respectively, and have outstanding convertible debentures in the aggregate amount of $17,903,072 as of September 30, 2003. The recent issuance of convertible debentures include the following:

  •
  From December 2002 to May 2003, we conducted a private placement of 10% senior notes in the aggregate principal amount of $7,500,000 and warrants to purchase 900,000 shares of common stock. The warrants were issued at a rate of warrants to purchase 6,000 shares per $50,000 of 10% senior notes sold. The 10% senior notes require the payment of accrued interest semi-annually in arrears with the principal due on December 15, 2005, and, at any time after December 15, 2004, and until June 15, 2005, holders of these notes may convert up to 15% of their then outstanding principal into shares of our common stock at a rate of $2.25 per share.

  •
  In June 2003, we secured a 90-day convertible loan from Triage Capital Management LP in the principal amount of $1,000,000 at a 10% interest rate, the principal and all accrued interest of which were due on September 16, 2003. We also issued warrants to Triage Capital Management LP to purchase 50,000 shares of our common stock at a price of $2.25 per share and agreed to issue additional five-year warrants to purchase 25,000 shares of our common stock at $2.25 per share for each 30-day period that the note remains outstanding past September 16, 2003. The term of the note was extended until November 20, 2003 in exchange for our issuance of additional five-year warrants to Triage Capital Management LP to purchase 50,000 shares of our common stock at a price of $2.25 per share. Under the new terms, Triage Capital Management LP may convert up to 15% of its then outstanding principal amount into shares of our common stock at a rate of $2.25 per share and will be issued additional five-year warrants to purchase 50,000 shares of our common stock at a price of $2.25 per share for each 30-day period that the note remains outstanding past November 20, 2003.

  •
  In July 2003, we borrowed $3,000,000 from Mellon HBV SPV, LLC, an affiliate of Mellon Bank, at a 10% interest rate, the principal and all accrued interest of which are due on November 22, 2003. At any time until the due date, the holder may convert up to 15% of its then outstanding principal amount into shares of our common stock at a rate of $2.25 per share. In connection with this transaction, we also issued warrants to purchase 225,000 shares of our common stock at $2.25 per share and agreed to issue additional warrants to purchase 50,000 shares of our common stock with an exercise price of $2.25 per share for each $1,000,000 in principal that remains outstanding after November 22, 2003.

  •
  On October 9, 2003 and October 21, 2003, we received bridge financing from Triage Offshore Fund, Ltd. in the aggregate principal amount of $1,000,000. On October 21, 2003, we issued a promissory note in the principal amount of $1,000,000. The promissory note matures on January 2, 2004 and requires the payment of an interest fee in the amount of $50,000 on the maturity date. Triage Offshore Fund, Ltd. may elect to waive payment of the interest fee in exchange for shares of our common stock at a rate of $2.25 per share. For each 30-day period that the promissory note remains outstanding after January 2, 2004, Triage Offshore Fund, Ltd. is entitled to a warrant to purchase 25,000 shares of common stock with an exercise price of $2.25 per share. The proceeds from the bridge financing have been used for working capital purposes.

  •
  On November 5, 2003, we received bridge financing from LC Capital Master Fund, Ltd. in the aggregate principal amount of $1,000,000. The promissory note matures on January 12, 2004 and requires the payment of an interest fee in the amount of $50,000 on the maturity date. LC Capital Master Fund, Ltd. may elect to waive payment of the interest fee in exchange for shares of our common stock at a rate of $2.25 per share. For each 30-day period that the promissory note remains outstanding after January 12, 2004, LC Capital Master Fund, Ltd. is entitled to a warrant to purchase 25,000 shares of common stock with an exercise price of $2.25 per share. The proceeds from the bridge financing have been used for working capital purposes.

        Due to our significant cash and working capital requirements, our management is currently evaluating other sources of financing. Through the filing of a registration statement with the Securities and Exchange Commission (File No. 333-109115), we are currently in the process of registering a minimum of 3,000,000 shares and a maximum of 5,000,000 shares of common stock for sale to the public. This registration statement has not yet been declared effective. We may also seek additional public or private sources of debt or equity financing, institutional or bank financing, lease financing, or other sources of financing. Should such financing sources not be available, we would be required to take other steps, including the sale of certain assets or the deferral or change of operating plans.

  Outlook

        Based on presently known commitments and plans, we believe that we will be able to fund our operations and required expenditures for the next twelve months from cash on hand, including funds remaining from recent short-term loans, cash flow from operations, cash from our private placement of convertible 10% senior notes, cash from the net proceeds of our proposed public offering and cash from debt or equity financings or from lease financing sources. The sale of the minimum number of shares at the proposed offering price in our proposed public offering will allow us to satisfy our obligations under our short-term bridge financings and to repay a portion of our convertible debt. However, if we sell the maximum number of shares at the proposed offering price in our proposed public offering, we will be able to retire $7,500,000 of our 10% convertible notes and still have adequate funds available with which to fund inventory and use for general corporate purposes. In the event that we need additional capital and should we not complete our proposed public offering, we will need to seek cash from private or public placements of debt or equity, institutional or other lending sources, to sell certain assets or to change operating plans to accommodate our liquidity issues. If we do not complete our proposed public offering, we may also need to seek cash to fund the repayment of the $1,000,000 and $3,000,000 short-term loans due in November 2003 and the repayment of the $2,000,000 short-term loans due in January 2004. In this quarterly report for the period ended September 30, 2003, the notes to our financial statements express uncertainty as to our ability to continue as a going concern. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations in the upcoming year. If adequate funds are not available or are not available on acceptable terms, we may, in fact, be unable to fund operations or otherwise continue as a going concern.

  Contractual Cash Obligations

        Our contractual cash obligations under our debt agreements, capital leases and operating leases as of September 30, 2003 and for the next five years are as follows:

		Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Debt Agreements	$23,499,730	$8,357,060	$10,721,813	$4,420,857	$—
Capital Leases	5,490,214	2,833,543	2,656,671	—	—
Operating Leases	1,505,745	517,481	988,264	—	—

Total	$30,495,689	$11,708,084	$14,366,748	$4,420,857	$—

        The above table does not include two bridge loans of $1,000,000 each obtained in October and November 2003, respectively, maturing January 2, 2004 and January 12, 2004, respectively. We expect to repay both of these loans out of the proceeds of this offering.

        We have entered into certain sale-leaseback transactions primarily for assets rented to, or intended to be rented to, customers, under operating leases. Since the leases contained effective mandatory buyback provisions resulting in our retaining rights to use these assets in our business for their remaining useful lives, no gain or loss was recognized on the sale-leaseback transactions. The amortization of the assets recorded as capital leases is included with depreciation. The effective annual interest rates implicit in the capital leases range from 25% to 28%. The terms of the leases range from 36 months to 39 months. Our future obligations under these capital lease transactions, including buyback requirements, are $797,812 in the three months ending December 31, 2003, and $2,684,267, $1,820,758 and $187,377 in the years 2004, 2005 and 2006, respectively.

        We entered into a letter agreement in November 2003 with Industrial Research Limited of New Zealand for assistance in the development, manufacture and assembly of the Deck Checker™. The letter agreement requires us to pay a $250 per unit royalty with a guaranteed minimum of $426,000 by June 30, 2004, and, thereafter, $250 per unit with no minimum. These royalty obligations are not included in the above table.

RISK FACTORS

RISKS RELATED TO VENDINGDATA

        Given our recurring losses and accumulated deficits, we may be unable to continue as a going concern.

        Our footnotes to financial statements express substantial doubt as to our ability to continue as a going concern given our recurring losses and accumulated deficits. Based on presently known commitments and plans, we believe that if we sell the minimum number of shares offered in our currently proposed public offering at the proposed offering price per share, we will be able to fund our operations and required expenditures through the third quarter of 2004 from cash on hand, including funds remaining from recent short-term loans, cash flow from operations, cash from our recent private placement of 10% senior notes, and cash from debt or equity financings or from lease financing sources. The sale of the minimum number of shares in our proposed public offering at the proposed offering price per share will allow us to pay off all bridge financing and repay a portion of our convertible debt, whereas, if the sale of the maximum number of shares in our proposed public offering will allow us to retire $7,500,000 of our convertible 10% senior notes, and still have adequate funds available with which to fund additional product inventory, and use for general corporate purposes. If we do not complete our proposed public offering, however, to fund the repayment of the $4,000,000 in short-term loans due in November 2003 and $2,000,000 in short-term loans due in January 2004, we will need to seek cash from private or public placements of debt or equity, institutional or other lending sources, to sell certain assets or to change operating plans to accommodate our liquidity issues. We may not be able to obtain other liquidity sources as may be necessary to fund our operations in the future.

        We have a history of significant operating losses and anticipate continued operating losses, and we may be unable to achieve profitability.

        We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the years ended December 31, 2002 and 2001 and the nine months ended September 30, 2003, we have incurred net losses of $6,192,786, $7,566,090 and $3,940,968, respectively, and our operations have used $5,206,489, $5,712,867 and $8,897,624 of cash, respectively. As of December 31, 2002 and 2001 and September 30, 2003, we had accumulated deficits of $36,770,258, $30,557,860 and $40,711,226, respectively. If we are unable to generate a positive cash flow in 2004, assuming the minimum number of shares in our proposed public offering is sold at the proposed offering price per share, we will be required to locate additional sources of capital.

        If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.

        The demand for our products may be insufficient to generate enough revenues to sustain our operations.

        Until January 2000, we were in the development stage and derived minimal revenues from our products. Currently we are an operating company that continues to develop new products. Since January 2000, our activities have been limited to analyzing and consulting with persons in the gaming industry, developing and manufacturing new products, establishing distribution networks for our products, marketing our products to the gaming industry, and commencing product sales. During such time we have derived only limited revenues, which have been insufficient to sustain our operations. We may not generate sufficient revenue to sustain our operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for our products. The overall market may not be receptive to our products, and we may not successfully compete in the target market for our products. If we fail to generate sufficient demand for our products, we may be unable to sustain operations or generate a return to investors.

        The market has not yet demonstrated significant acceptance of our SecureDrop® System or the Deck Checker™, and these products may never receive market acceptance.

        We have not yet demonstrated significant market acceptance of our SecureDrop® System or the Deck Checker™ and may be unable to do so. We have only sold our SecureDrop® Hard Count Module to a small number of casinos. The SecureDrop® System Soft Count Module has been slow to sell outside of Nevada due to the lengthy regulatory approval process in various jurisdictions. Even though we have sold units of the SecureDrop® System to various customers in prior periods, newer versions of SecureDrop® products were in beta tests through most of 2002. We believe that certain barriers and problems occurred that caused us to have problems breaking into the market, including a longer than expected sales cycle, product flaws that we subsequently corrected, and the resistance of gaming company customers to the implementation of unproven technologies. We have only placed 60 Deck Checker™ units (including the rentals) as of October 31, 2003. The commercial success of our SecureDrop® System and Deck Checker™ will depend upon the degree of market acceptance of these products in the gaming community and will depend on a number of factors, including:

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

        If we fail to expand our sales and leases for our SecureDrop® System and our Deck Checker™, we may be unable to generate sufficient revenues to continue to operate our business.

        The acceptance and expansion of coinless gaming may adversely affect the demand for our SecureDrop® Hard Count Module.

        Certain gaming operators have tested and employed as part of their current operations certain gaming devices that have totally eliminated the use of coins or tokens, or use a combination of coins and "cashless" vouchers. The acceptance and expansion of totally coinless gaming devices may reduce the demand for the SecureDrop® Hard Count Module, which is based on coin usage, and may adversely affect our operations in the future. For example, International Game Technology has introduced the EZ-Pay™ system, which attempts to reduce operating costs and machine downtime by providing gaming operators with machines that drop coins for smaller payouts and print tickets for larger, predetermined payouts. As a result of the issuance of tickets, players are not required to wait for attendants in order to be paid larger payouts and may use their tickets at other machines equipped with the EZ-Pay™ system or similar systems. Due to positive customer response, the number of slot operations with online systems that use coinless gaming systems continues to grow. However, while SecureDrop® Hard Count Module sales may be adversely impacted, we believe demand for our Secure Drop® Soft Count Module has been enhanced.

        We place our leased shufflers in casinos under short-term lease arrangements, which makes these products susceptible to replacement due to pressure from competitors, changes in economic conditions, obsolescence and declining popularity.

        All of our leased shufflers are placed with customers under short-term lease arrangements, which, unlike long-term leases or permanent sales of our products, can easily be terminated by a dissatisfied customer. The manner in which such short-term leases are structured puts our shufflers at greater risk of replacement due to pressure from competitors, changes in economic conditions, obsolescence and declining popularity. Casino operators may terminate the use of our products, and we may not be able to maintain and expand the number of installed shufflers through enhancement of existing shufflers, introduction of new shufflers, customer service or otherwise.

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

  •
  trade secret, copyright and trademark laws; and

  •
  certain built-in technical product features.

        Patent, trade secret, copyright and trademark laws provide limited protection. The protections provided by laws governing intellectual property rights do not prevent our competitors from developing, independently, products similar or superior to our products and technologies. In addition, effective protection of copyrights, trade secrets, trademarks, and other proprietary rights may be unavailable or limited in certain foreign countries. We may be unaware of certain non-publicly available patent applications, which, if issued as patents, could relate to our services and products as currently designed or as we may modify them in the future. Legal or regulatory proceedings to enforce our patents, trademarks or copyrights could be costly, time consuming, and could divert the attention of management and technical personnel.

        Adverse results in current litigation could result in substantial monetary damages and impacts on the manufacture and sale of certain of our shuffler products.

        Shuffle Master, Inc., our principal competitor in the shuffler market, has sued us for patent infringement and alleges that our shufflers violate two of its patents concerning registering use of a playing card shuffler apparatus and the displaying of the use on a display. Shuffle Master seeks treble damages, which, if awarded, could result in us owing them substantial sums of money, which if large enough would have a material adverse effect on our liquidity and our ability to conduct operations. Although we believe our position to be meritorious, litigation of this nature is a drain on our cash resources and our management's time. Inasmuch as Shuffle Master has asserted patent infringement claims and we have reasonable defenses, we cannot determine whether we will prevail in this litigation, nor whether damages, if awarded, would significantly impact our ability to continue to manufacture and sell particular products within the United States and its territories. If we do not prevail, we will be unable to sell our shuffler products unless we change certain components used in the shufflers or obtain a license from Shuffle Master to use the playing card shuffler apparatus and the display. Similarly, we cannot determine whether Shuffle Master will assert other litigation claims based upon other patents it may currently or in the future own, nor can we determine the likely outcome of any such litigation or whether any such substantial litigation would have a material adverse effect on our business as presently conducted or as anticipated. For more information, see "Business—Legal Proceedings."

        We believe that it is likely that our PokerOne™ Shuffler will be the subject of future patent litigation if the product is sold and installed in the United States and, if commenced, could subject us to continuing litigation costs and risks.

        Other than the allegations made by Shuffle Master, Inc. discussed above, we are not aware of any claims or basis for our current products infringing on the proprietary rights of third parties. To the extent that we introduce new products that incorporate the same or similar technology, it is likely that Shuffle Master, Inc. will bring one or more claims against us seeking damages, injunctive or other equitable relief, or both. Moreover, we believe that it is reasonably likely that if we introduce the PokerOne™ Shuffler in the United States, Shuffle Master will bring one or more claims against us seeking various remedies at equity or law. We cannot predict the outcome of any future litigation that may occur.

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

        Our failure to compete successfully against innovative competitors or new entrants could adversely impact our ability to sell our products and generate revenues.

        Our market is characterized by changing technology, periodic product obsolescence and continuous protection of proprietary technology. Our success will depend upon our ability to sell our current products, and to develop successor systems. We will need to introduce new products and features in a timely manner to meet evolving customer requirements. We may not succeed in these efforts. Even if we succeed, products or technologies developed by others may render our products or technologies noncompetitive or obsolete, which would impair our ability to sell our products and reduce our revenue.

        Our inability to complete the development of our specialty game shuffler could adversely impact potential revenue growth.

        We may not be able to complete development of the PokerOne™ Shuffler. We are continuing to fine tune this product, and we plan to start the testing phase in Asia by the first quarter of 2004. We have expended significant time and resources into the development of this product, and our failure to bring about a viable product may limit our long-term revenue growth in our shuffler product line.

        Scrutiny and attempts by third parties to compromise our products' security, if successful, could injure product demand and force us to take back impacted products.

        In the event that our products become susceptible to attacks by third parties that result in a decrease or compromise of the security of our customers' operations, we will most likely be required to take back our products from existing customers and will lose sales and rentals from prospective customers. Although we have tested our products for security and our products have been tested by certain gaming regulators as part of the approval process, our products may be susceptible to schemes by third parties to defraud the properties where our products are used. Vulnerabilities in the security of our products will almost certainly reduce demand for these products. Our shufflers may become vulnerable to card counters or expert players, and the use of our shufflers may result in financial losses for our customers. The occurrence of any of these events would likely have a material adverse effect on our sales revenues.

        Any conditions that adversely affect the gaming industry could also have a material adverse effect on demand for our products.

        The success of our business depends solely on the gaming industry where revenues are sensitive to general economic conditions and generally rise or fall rapidly in relation to the condition of the overall economy. Although we cannot accurately estimate the economic impact of the recent terrorist attacks or current international conflicts at this time, the gaming industry has been negatively affected by the reduction in air travel and tourism, and we expect that any significant decline in the economic health or growth of the gaming industry will reduce demand for our products.

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

        Supply interruption from our manufacturing facility in China could cause us to fail to supply customer orders on a timely basis.

        We have centralized most phases of the manufacturing process for our products at our own facility in Xiaolan Town in Zhongshan City, China. Although we intend to maintain a five- to six-month inventory of parts at our principal offices in Las Vegas, Nevada, we will be adversely impacted if there is an interruption in our ability to receive components or inventory from, or a material increase in labor costs in, China. Factors that may cause a supply interruption include political unrest, closure of ports, worldwide health concerns, including SARS, and other events beyond our control. In the event that our manufacturing operations in Xiaolan Town are interrupted, our ability to fill orders, ship such orders and realize the revenues therefrom could be adversely affected.

        Our efforts to expand into international markets pose special risks that could adversely affect all of our business.

        As a result of the opening of our manufacturing facility in China, we are currently operating in international markets and we propose to further expand our international sales and operations. Engaging in business outside of the United States will subject us to the customary risks of doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates and controls, competitive disadvantages to established foreign businesses with significant current market share and business/customer relationships, nationalization and other economic, tax and regulatory policies of local governments and the possibility of trade embargoes, political instability or war or other hostility, as well as the laws and policies of the United Sates affecting foreign trade and investment. Any one or more of these factors could materially adversely affect our ability to conduct business outside the United States and therefore our business as whole.

        Our reliance on distributors in international markets and our limited sales experience in foreign countries could cause us to lose sales and collections on such sales.

        In general, substantially all sales of our products outside the United States are achieved through distributor relationships. We believe the distributors that we have engaged are experienced and reputable, however, if we are unable to manage these relationships, our ability to generate revenue and profits in the non-U.S. market may be adversely affected. To the extent that we engage in direct sales outside the United States, we have limited sales experience and history in foreign markets.

        Due to our management's controlling interest in our common stock, our management has the power to control all matters submitted to our stockholders, which renders a non-management stockholders' efforts to effect substantial changes in our company more difficult.

        Our executive officers and members of our board beneficially own 6,237,169 shares of common stock, or approximately 73.2% of the outstanding shares of our common stock, assuming exercise or conversion of all options, warrants and convertible debentures held by our executive officers and members of our board that are exercisable within 60 days of October 31, 2003. Accordingly, these stockholders have the power to control all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

        The loss of our executive officers, significant employees or certain members of our management could adversely impact our operations.

        Our success is substantially dependent upon the efforts and skills of Steven J. Blad, our chief executive officer and president, and John R. Spina, our chief financial officer and treasurer. We have entered into employment agreements with Messrs. Blad and Spina and nine other executive officers and significant employees. However, if we were to lose the services rendered by any of our executive officers or significant employees, key management, product development and sales functions could be adversely affected. In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need. An inability to hire and retain quality employees could have a material adverse effect on our business, financial condition and results of operations.

        Even if our operations do not become profitable, we will continue to be obligated to pay our management salaries and benefits.

        We currently compensate our executive officers and significant employees with substantial salaries and other benefits and, in the future, may pay increased salaries and benefits. In 2002, we paid an aggregate amount equal to approximately $1.3 million to our executive officers and significant employees. In June and July 2003, we extended our employment agreements for an additional five years with Mr. Blad and an additional three years with seven other key employees. The payment of such compensation and benefits may be a burden on us and may be a factor in limiting or preventing our profitability. Upon the expiration of those employment agreements, we may elect to continue compensating management with similar or higher salaries and other benefits.

        Our cash position may be depleted in the event that holders of certain 9.5% convertible notes do not agree to extend the maturities of outstanding promissory notes or convert them to common stock.

        In February 2002, we commenced a private placement of $4,799,995 principal amount of convertible notes, which was completed in January 2003. The convertible notes accrue interest at 9.5% per annum and mature one year from the date of issuance (subject to the right of each holder to extend the maturity date for up to four one-year periods). The notes are convertible into shares of our common stock at a rate of $1.75 per share. In addition, for each convertible note of $49,995.95, we issued a warrant to purchase 2,500 shares of our common stock with an exercise price of $1.75. Through September 30, 2003, a total of $4,799,995 principal amount of convertible notes were issued for $675,000 in cash with the remaining $4,124,995 representing a rollover of principal and interest of $3,124,995 and $1,000,000 for short-term and convertible notes, respectively. In June 2003, the holders of these convertible notes executed agreements in which they agreed to extend the respective maturity dates by one year (to between April 2004 and January 2005) and to defer receipt of any accrued interest until December 31, 2003. The holders of these notes may not agree to convert the notes to shares of our common stock and may not extend the maturities of the convertible notes in the future.

In the event that the holders do not agree to convert to common stock or further extend the maturity dates in the future, we will be required to pay principal and interest on these notes. If we do not at that time have sufficient cash available or sources of cash to make such payments, we may not be able to continue as a going concern.

RISKS RELATED TO OUR INDUSTRY

        We face intense competition from companies with longer operating histories, greater resources and more established brand names that could use such advantages to lower our market share and reduce our revenues.

        There is significant competition in the shuffler market, where we compete with established companies and other entities, most of which possess substantially greater resources than we do. Almost all of the companies with which we compete in the shuffler market are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than we now have, or will have in the foreseeable future. It is also likely that other competitors will emerge in the near future. Other companies may develop products competitive to our SecureDrop® System. We may not be able to compete successfully with other established gaming product manufacturers. Our inability to compete successfully will likely result in loss of market share and lower revenues, or increases in operating costs, such as marketing costs.

  We face extensive regulation from gaming and other government authorities.

        The gaming industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming commissions or similar regulatory authorities of each jurisdiction. Generally, companies that seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization), which are then reviewed for approval. In this regard, we may incur significant expenses in seeking to obtain licenses for our gaming products and concepts, and our products may not be approved in all jurisdictions. The failure to obtain such approval in any jurisdiction in which we may seek to introduce our products or concepts could have a material adverse effect on our business. In addition, any change to the applicable statutes, rules and regulations that restricts or prevents our ability to operate could have an adverse effect on us. A summary of regulatory issues is set forth below under "Business—Regulation and Licensing."

        Any person who is the beneficial owner of our common stock or with whom we have a material relationship that fails or refuses to apply for a finding of suitability, or that is found unsuitable for licensing, would be required to dispose of all of our stock.

        Certain gaming regulatory agencies to which we are subject may investigate any beneficial holder of our voting securities (regardless of the numbers of shares owned), and any individual who has a material relationship or involvement with us, in order to determine whether such individual is suitable or should be licensed as a business associate of ours. In addition, the gaming authorities of various jurisdictions may require our officers, directors and certain key employees to be licensed or found suitable by these gaming authorities, which would require these officers, directors and key employees to submit detailed background information. Any person who fails or refuses to apply for a finding of suitability or a license after being ordered to do so by gaming regulatory agencies may be found unsuitable and we could be subject to adverse regulatory action. In the event that the gaming authorities were to find an officer, director, key employee, stockholder, or any other individual that has a material relationship with us, unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that individual, and that individual would be required to dispose of all of our stock. This could result in the loss of key persons critical to our success or in significant selling pressure on our stock if such persons are required to dispose of shares of our common stock in an amount that exceeds typical trading volumes in our shares.

        Our focus on products for the gaming industry subjects us to greater risk than we would have if we marketed our products to multiple industries.

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

RISKS RELATED TO OUR COMMON STOCK

        There has only recently been a public market for our common stock, so our stockholders may be unable to dispose of their investment, or may lose the total value of their investment.

        There had been no trading market for our common stock until September 10, 2003. An active trading and/or a liquid market may not ever develop or, if developed, it may not be maintained. In addition, in the event that we are unable to continue as a going concern and our company is dissolved or otherwise terminated, you could lose your investment in our common stock. Investment in our common stock is at risk of complete loss if our operations are unsuccessful.

        Our common stock is deemed to be "penny stock," which may make it more difficult for investors to resell their shares due to suitability requirements.

        Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stock may be more difficult for investors to resell. Penny stocks are stocks:

  •
  with a price of less than $5.00 per share;

  •
  that are not traded on a "recognized" national exchange;

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

        Federal rules and regulations generally impose additional sale practice and disclosure requirements on broker/dealers who sell or recommend our shares to certain investors. These requirements may reduce the potential market for our common stock by reducing the number of potential investors, and any or all of these factors may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them and could cause our stock price to decline. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor and receive the investor's written consent to the transaction. In addition, many institutional investors have restrictions regarding investments in penny stocks, which further limits the liquidity of the market for our shares.

        Investors seeking guaranteed dividend paying investments should not invest in our common stock.

        At the present time we are not permitted to pay a dividend under applicable law if doing so could render us insolvent. Since our total liabilities currently exceed total assets, we presently could be considered insolvent. Our operations may not become profitable. If we become profitable, we intend to use any earnings that may be generated to finance the growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant. Accordingly, stockholders may have to sell some or all of their common stock in order to generate cash flow from their investment. Stockholders may not realize a gain on their investment, and they may lose all or a significant amount of their investment when they sell their common stock.

        If we are unable to generate sufficient revenue to provide the cash required to fund our operations in the future, we may be required to issue additional equity or convertible debt securities to provide our operations with additional working capital, which, in turn, will have the effect of diluting the relative ownership of our existing stockholders.

        We currently anticipate the need to supplement the cash deficit arising from our operations with the proceeds of our proposed public offering of our common stock and cash from private or public placements of debt or equity, institutional or other lending sources, if necessary. We have also utilized convertible debt securities and warrants to raise capital in the past. The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders. In addition, these equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights and preferences in liquidation. In the event we are required to raise additional funds to support our operations, additional funds may not be available on terms favorable to our company, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our operations or otherwise continue as a going concern.

        Shares eligible for sale in the near future may cause the market price for our common stock to decline.

        We have 2,095,200 shares of common stock that are either freely tradable pursuant to Rule 144(k) of the Securities Act of 1933 or have previously been registered by us through a registration statement filed with the Commission. In addition, we have granted registration rights to holders of certain convertible indebtedness and warrants with respect to an aggregate of an additional 5,860,060 shares of common stock as of October 31, 2003. Holders of approximately 4,104,220 shares of our common stock underlying that debt and those warrants have agreed to waive such registration rights together with our stated intention to register up to 5,860,060 shares, upon the future conversion of debt or exchange of warrants, on their behalf within 90 days following the completion of our proposed public offering. The future sale of a substantial number of shares of our common stock in market transactions following our proposed public offering, or the perception that these sales could occur, may depress the market price for our common stock. These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future.

        Our board of directors may issue blank check preferred stock, which may affect the voting rights of our holders and could deter or delay an attempt to obtain control of us.

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

ITEM 3.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) during the period in which this report is being prepared, have concluded that based upon the changes discussed below our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

        Changes in Internal Controls.    Our chief financial officer undertook a review of our internal controls during the second quarter of this year. This review was discussed with our outside auditors and resulted in a letter of reportable conditions. The letter of reportable conditions was discussed with our chief executive officer and audit committee. Areas subject to recommended changes in procedures included our purchasing and disbursement functions, inventory control and payroll. As a result, we have increased our accounting staff, separated duties and modified our control procedures. These changes were implemented in our second quarter and in the beginning of our third quarter. In addition, during the third quarter of 2003, we have formed a disclosure committee that is designed to ensure the reliability of our financial reporting, the effectiveness and efficiency of our operations and our compliance with applicable laws and regulations. This committee will also be responsible for providing our chief executive officer and our audit committee with its assessments and recommendations with respect to our disclosure controls and procedures. The disclosure committee will consist of our chief financial officer, our corporate counsel, a representative from marketing and a representative from operations. In addition, we will be implementing a financial and manufacturing software application, which will provide an integrated control process for purchasing, inventory control and manufacturing and which will improve our financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On March 27, 2002, Shuffle Master, Inc., or Shuffle Master, filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against VendingData in the United States District Court, District of Nevada. The amended complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining us from infringing on two of Shuffle Master's patents, an accounting of our gains and profits that resulted from our alleged infringement, and for interest, costs and attorneys' fees. The Shuffle Master patents that are at issue in the litigation concern registering use of a playing card shuffler apparatus and the displaying of the use on a display. We have filed our answer, counterclaims, and amended counterclaims against Shuffle Master. In our answer, we deny Shuffle Master's allegation of patent infringement and request that Shuffle Master's complaint be dismissed. We also seek, in our amended counterclaim, a declaration that we do not infringe Shuffle Master's patents and that Shuffle Master's patents and certain of its related claims are invalid. We further assert counterclaims against Shuffle Master for breach of contract and violation of the Uniform Trade Secrets Act. On May 20, 2002, the United States District Court, District of Nevada denied Shuffle Master's motion for preliminary injunction against us. Discovery in this litigation is now closed. On May 28, 2003, we filed a motion for summary judgment requesting that the court dismiss the case against us. The hearing for our motion for summary judgment was taken off calendar pending a ruling by a magistrate judge with respect to a October 24, 2003 claim construction hearing to determine the scope and definition of the patent claims at issue. As of October 31, 2003, the magistrate judge had the matter under advisement.

        On July 22, 2003, Shuffle Master, Inc. filed a petition (Case No. 20003-11016) against VendingData Corporation and Casinovations, Inc., an inactive wholly-owned subsidiary of VendingData Corporation, in the Civil District Court for the Parish of Orleans, State of Louisiana. The petition alleges that VendingData and/or Casinovations violated the Louisiana Unfair Sales Law by offering to sell or lease the Random Ejection Shuffler™ at a price that is below the cost of producing and selling or leasing the Random Ejection Shuffler™. The petition further alleges that VendingData and/or Casinovations violated the Louisiana Unfair Trade Practices Act by intending to "dump" Random Ejection Shufflers™ into the market with the intent to "steal" customers from Shuffle Master. The third claim asserted by Shuffle Master is that the actions of VendingData and/or Casinovations constitute fraud, theft by conversion, misappropriation, intentional misrepresentation and/or general negligence. The petition requests the court to enter a preliminary and permanent injunction against VendingData and/or Casinovations from selling or leasing the Random Ejection Shuffler™ and other automatic playing card shufflers to Harrah's Jazz Casino located in New Orleans, reasonable attorneys' fees and costs, and all other relief in law or in equity that the circumstances merit. Based on advice of counsel, we believe that we have meritorious defenses against all these claims, and we intend to vigorously defend against these allegations. In connection with this matter, we have received notice from the Louisiana Department of Justice that Shuffle Master has notified the Louisiana Department of Justice of its claims against us for the purposes of preserving its right to treble damages, if successful. The Louisiana Department of Justice has not investigated this matter and makes no determination as to the merits thereof.

        On September 8, 2003, we received a Notice of Administrative Charges and Opportunity for an Adjudicative Proceeding from the State of Washington Gambling Commission. The administrative charges arise out of our failure to timely deliver certain detailed financial and other information about certain of our larger debtholders. As a result of our failure to timely and completely reply, the Notice of Administrative Charges asserts violations of Washington regulatory provisions that could carry penalties including up to the suspension or revocation of our Washington license. We have attempted to obtain the requested information from our debtholders but have thus far been unable to satisfy the agents of the State of Washington Gambling Commission. While we intend to continue to cooperate and make efforts to comply with the information requests, we have engaged Washington legal counsel to respond to the alleged violations and advise us on procedural and substantive steps we must take.

        On August 5, 2003, Dan Purjes, one of our stockholders, filed a complaint (Case No. 114071/03) against us in the Supreme Court of the State of New York, County of New York. The complaint alleges that we owe $28,500 plus attorneys' fees and costs related to a promissory note that we executed in favor of Mr. Purjes. This case was settled by agreement executed November 11, 2003 under which Mr. Purjes will be permitted to credit $28,500 against an exercise of common stock warrants held by Mr. Purjes for 60,000 shares, at an exercise price of $1.75 per share with the balance, $76,500, to be paid in cash.

        On November 22, 1999, Moll Industries, Inc., or Moll, filed a complaint (Case No. 817296) against VendingData in the Superior Court of the State of California for the County of Orange, California. The second amended complaint alleged claims for breach of contract, quantum meruit, an accounting, and declaratory relief, and arises from a dispute between the parties regarding the manufacture of parts for the Random Ejection Shuffler™. We answered Moll's second amended complaint and filed a cross-complaint for breach of contract and breach of implied covenant of good faith and fair dealing. The parties entered into a stipulation as of December 2000, which required us to pay Moll $60,000. To date, we have paid $35,000 and once we have completed all payments to Moll, this litigation will be dismissed. In light of VendingData being informed that Moll has filed bankruptcy, payments pursuant to the stipulation have been suspended.

ITEM 2. CHANGES IN SECURITIES.

  Recent Sales of Unregistered Securities.

        In June 2003, we issued 75,000 shares of common stock to Philadelphia Brokerage Corporation for financial advisory services. We did not receive any cash proceeds in connection with the issuance of the shares. In June 2003, we issued five-year warrants to Philadelphia Brokerage Corporation to purchase 375,000 shares of our common stock at a price of $2.25 per share in conjunction with placement of our 10% senior notes. In addition, in June 2003, we issued additional five-year warrants to Philadelphia Brokerage Corporation to purchase 100,000 shares of our common stock at a price of $2.25 per share in conjunction with the placement of our bridge financing. We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and did not use a broker-dealer.

        On October 9, 2003 and October 21, 2003, we received bridge financing from Triage Offshore Fund, Ltd. in the aggregate principal amount of $1,000,000. On October 21, 2003, we issued a promissory note in the principal amount of $1,000,000. The promissory note matures on January 2, 2004 and requires the payment of an interest fee in the amount of $50,000 on the maturity date. Triage Offshore Fund, Ltd. may elect to waive payment of the interest fee in exchange for shares of our common stock at a rate of $2.25 per share. For each 30-day period that the promissory note remains outstanding after January 2, 2004, Triage Offshore Fund, Ltd. is entitled to a warrant to purchase 25,000 shares of common stock with an exercise price of $2.25 per share. The proceeds from the bridge financing have been used for working capital purposes. Because this loan was negotiated with a single lender, we relied on the exemption from registration of securities provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

        On November 5, 2003, we received additional bridge financing from LC Capital Master Fund, Ltd. in the aggregate principal amount of $1,000,000. The promissory note matures on January 12, 2004 and requires the payment of an interest fee in the amount of $50,000 on the maturity date. LC Capital Master Fund, Ltd. may elect to waive payment of the interest fee in exchange for shares of our common stock at a rate of $2.25 per share. For each 30-day period that the promissory note remains outstanding after January 12, 2004, LC Capital Master Fund, Ltd. is entitled to a warrant to purchase 25,000 shares of common stock with an exercise price of $2.25 per share. The proceeds from the bridge financing have been used for working capital purposes. Because this loan was negotiated with a single lender, we relied on the exemption from registration of securities provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5. OTHER INFORMATION.

        On September 9, 2003, under our Amended and Restated 1999 Directors' Stock Option Plan, our board of directors approved one-time grants of stock options to purchase 50,000 shares of our common stock at an exercise price of $2.50 per share to each of our three non-employee directors in consideration for past services and in lieu of other director compensation. Pursuant to our Amended and Restated 1999 Directors' Stock Option Plan, the exercise price of $2.50 per share was determined by our board of directors to be the fair market value per share at the time of grant.

        We have issued demand registration rights with respect to the following: the shares underlying the 9.5% convertible notes due 2004, the shares underlying the 9.5% convertible notes due 2002 and the warrants issued in connection with the notes due 2002, and the shares underlying the 9.5% convertible notes due 2003 and the warrants issued in connection with the notes due 2003. We have issued piggy-back registration rights with respect to the following: the warrants issued in connection with a loan in 2001, the warrants issued in conjunction with the extension of a loan in 2002, the warrants issued in conjunction with the purchase of certain technology in 2001, the warrants issued pursuant to a consulting agreement in 2002, the warrants issued in conjunction with our private placement of 10% senior notes due December 15, 2005, the warrants issued in conjunction with the placement of our 10% senior notes in 2003, the warrants issued in June and July 2003 in connection with bridge loan financings, and the warrants issued in conjunction with the placement of the bridge loan financings. We have received waivers from the holders of 1,055,733 shares underlying the future conversion of the notes or exercise of warrants, or 41.8% of the piggy-back registration rights, and the holders of 3,108,487 shares underlying the future conversion of the notes or exercise of warrants, or 99.8% of the demand registration rights. Even though we have not received waivers from all of the holders of demand and piggy-back registration rights, we intend to file a registration statement to register all shares underlying the future conversion of the notes or exercise of warrants within 90 days of the completion of our proposed public offering in order to remedy any outstanding obligations that we may owe to these holders of registration rights.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits.

    31.1
    Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2
    Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1
    Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

        (b)    Reports on Form 8-K.

        During the three months ended September 30, 2003 and from the end of such period to the date of this report, we filed the following:

  •
  Current Report on Form 8-K filed on September 10, 2003 reporting that shares of common stock of VendingData Corporation commenced trading on the Over-the-Counter Bulletin Board effective September 10, 2003;

  •
  Current Report on Form 8-K filed on September 30, 2003 reporting the filing of a registration statement on Form SB-2 with the Securities and Exchange Commission to register shares of common stock of VendingData Corporation;

  •
  Current Report on Form 8-K filed on October 27, 2003 reporting the receipt of bridge loan financing in the principal amount of $1,000,000 and the issuance of a promissory note; and

  •
  Current Report on Form 8-K filed on November 7, 2003 reporting the receipt of bridge loan financing in the principal amount of $1,000,000 and the issuance of a promissory note.

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENDINGDATA CORPORATION (Registrant)
Date:	November 12, 2003	By:
/s/ STEVEN J. BLAD Steven J. Blad
		Its:	Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
VENDINGDATA CORPORATION Balance Sheets
VENDINGDATA CORPORATION Statements of Operations (UNAUDITED)
VENDINGDATA CORPORATION Statements of Cash Flows (UNAUDITED)
VENDINGDATA CORPORATION AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  CRITICAL ACCOUNTING POLICIES AND ESTIMATES
  LIQUIDITY AND CAPITAL RESOURCES
RISK FACTORS
  RISKS RELATED TO VENDINGDATA
  ITEM 3. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE