Form 10QSB/A
period 2003-09-30
VENDINGDATA CORP
filed 2003-11-13
CIK 1004673

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

Note: The purpose of this amendment is to make certain non-material corrections from the Form 10-QSB filed November 12, 2003

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

VENDINGDATA CORPORATION

Statements of Operations

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	$2,403,395	$252,893	$5,967,715	$1,780,764
Rental	216,818	358,044	847,561	1,073,478
Other	9,399	14,431	9,531	26,068

	2,629,612	625,368	6,824,807	2,880,310

Operating expenses:
Cost of sales	1,421,595	619,727	3,629,520	2,384,200
Selling, general and administrative	1,267,831	864,979	4,303,496	2,314,672
Research and development	336,910	356,914	709,770	1,077,838

Loss from operations	(396,724)	(1,216,252)	(1,817,979)	(2,896,400)
Interest expense, unrelated parties	620,569	389,749	1,709,430	1,006,314
Interest expense, related parties	139,256	115,439	413,559	299,608

Total interest expense	759,825	505,188	2,122,989	1,305,922

Net loss	$(1,156,549)	$(1,721,440)	$(3,940,968)	$(4,202,322)

Basic loss per share	$(0.15)	$(0.23)	$(0.51)	$(0.55)

Weighted average shares outstanding	7,700,814	7,625,814	7,675,957	7,625,814

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

  Revenue Recognition.

        We recognize revenue from the sale of our products upon installation and functional testing at customer locations because that is when the customer's obligation becomes fixed and certain pursuant to our standard contracts for the sale of units of the SecureDrop® System, shufflers and Deck Checkers™. Sales are recognized immediately when shufflers that are rented are converted to purchases depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 35 months. The useful life of our shufflers and Deck Checkers™ is five years with proper maintenance; the life can be extended with the replacement of component parts. If the customer does not possess the required creditworthiness or an established payment history with us, we would then book the revenue as an installment sale and recognize it over time as payments are received. Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms. All rental contracts are cancelable upon 30-day written notice by the customer. Maintenance expense for rental units is recorded in the period it is incurred. Although sales are not generally made with a right to return, upon occasion, usually associated with the performance warranty, sales returns and allowances are recorded after returned goods are received and inspected. We provide currently for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for our product, we do provide for maintenance contracts that are billed and recognized on a monthly basis.

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

        We have not yet demonstrated significant market acceptance of our SecureDrop® System or the Deck Checker™ and may be unable to do so. We have only sold our SecureDrop® Hard Count Module to a small number of casinos. The SecureDrop® System Soft Count Module has been slow to sell outside of Nevada due to the lengthy regulatory approval process in various jurisdictions. Even though we have sold units of the SecureDrop® System to various customers in prior periods, newer versions of SecureDrop® products were in beta tests through most of 2002. We believe that certain barriers and problems occurred that caused us to have problems breaking into the market, including a longer than expected sales cycle, product flaws that we subsequently corrected, and the resistance of gaming company customers to the implementation of unproven technologies. We have only placed 60 Deck Checker™ units (including 16 rentals) as of October 31, 2003. The commercial success of our SecureDrop® System and Deck Checker™ will depend upon the degree of market acceptance of these products in the gaming community and will depend on a number of factors, including:

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

        We currently compensate our executive officers and significant employees with substantial salaries and other benefits and, in the future, may pay increased salaries and benefits. In 2002, we paid an aggregate amount equal to approximately $1,300,000 to our executive officers and significant employees. In June and July 2003, we extended our employment agreements for an additional five years with Mr. Blad and an additional three years with seven other key employees. The payment of such compensation and benefits may be a burden on us and may be a factor in limiting or preventing our profitability. Upon the expiration of those employment agreements, we may elect to continue compensating management with similar or higher salaries and other benefits.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits.

    31.1
    Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

    31.2
    Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

    32.1
    Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).(1)

(1)
Filed with the Form 10QSB for the quarter ended September 30, 2003 filed November 12, 2003.

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

SIGNATURE

        In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.

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
VENDINGDATA CORPORATION NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
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