Form 10QSB/A
period 2003-06-30
VENDINGDATA CORP
filed 2003-12-10
CIK 1004673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended: June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number:  000-25855

VendingData Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	91-1696010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6830 Spencer Street, Las Vegas, Nevada 89119
(Address of principal executive offices)

702-733-7195
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

NOTE:  VendingData Corporation (the “Company”) is amending its Quarterly Reports on Form 10-QSB for the second and third quarters of 2003 to restate its financial statements for the interim periods ended June 30 and September 30, and to make conforming changes in Management’s Discussion and Analysis of Financial Position and Results of Operations and other related disclosures, reflecting the adoption of, as of January 1, 2003, of the requirements of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  The restatements were made after reconsideration of the Company’s prior revenue (and warranty cost) recognition practices regarding certain sales contracts entered into beginning in the second quarter of 2003.  The result of this change was to defer recognition of an allocated portion of revenues from the affected sales contracts, representing the estimated fair value of extended warranty and maintenance services included therein.  Such deferred revenues are now being amortized over the applicable service periods in the contracts.  The effects of the restatements are summarized in Note 1 to the accompanying restated financial statements.

VENDINGDATA CORPORATION

FORM 10-QSB

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

VENDINGDATA CORPORATION

Balance Sheets

	June 30, 2003	December 31, 2002
	(Restated) (Unaudited)
ASSETS
Current assets:
Cash	$406,574	$1,778,297
Accounts receivable, trade, net of allowance for uncollectibles of $25,530 and $25,530, respectively	1,766,176	106,791
Accounts receivable, trade, non-current portion	75,744	87,639
Due from affiliate	39,939	30,593
Inventories	3,906,663	1,850,051
Prepaid expenses	217,733	236,579
	6,412,829	4,089,950

Property and equipment, net of accumulated depreciation of $2,956,767 and $2,828,887	1,775,826	1,947,178
Intangible assets, net of accumulated amortization of $218,556 and $191,520	334,483	352,603
Due from affiliate	—	118,800
Other receivables	1,084,400	—
Deferred expenses	454,987	100,000
Deposits	1,002,038	868,520
	$11,064,563	$7,477,051

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
Current liabilities:
Current portion of leases payable	$1,934,846	$1,977,380
Accounts payable	1,512,607	1,073,134
Accrued expenses	348,373	433,904
Accrued wages	247,347	249,147
Accrued interest	637,865	461,308
Short-term debt	1,674,743	904,743
Current portion of convertible debt	803,076	—
Current portion of deferred maintenance revenue	135,960	—
Customer deposits	441,545	386,819
	7,736,362	5,486,435

Deferred maintenance revenue, net of current portion	204,380
Convertible debt, net of current portion	13,099,996	8,853,072
Leases payable, net of current portion	2,783,906	3,180,196
	23,824,644	17,519,703

Stockholders’ equity deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 7,700,826 and 7,625,826 shares issued and outstanding	7,701	7,626
Additional paid-in capital	27,082,455	26,719,980
Deficit	(39,850,237)	(36,770,258)
	(12,760,081)	(10,042,652)
	$11,064,563	$7,477,051

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Operations

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	(Restated) 2003	2002	(Restated) 2003	2002

Sales	$1,619,055	$504,708	$3,223,980	$1,527,871
Rental	300,430	360,807	630,743	715,434
Other	12	5,915	132	11,637
	1,919,497	871,430	3,854,855	2,254,942

Operating expenses:
Cost of sales	887,082	659,391	2,134,286	1,764,473

Selling, general and administrative	1,732,033	782,650	3,064,524	1,452,379
Research and development	228,476	347,703	372,860	720,924
Loss from operations	(928,094)	(918,314)	(1,716,815)	(1,681,491)

Interest expense, unrelated parties	556,095	325,315	1,053,771	616,565
Interest expense, related parties	149,572	98,612	309,393	184,169
Total interest expense	705,667	423,927	1,353,164	800,734

Net loss	$(1,633,761)	$(1,342,241)	$(3,079,979)	$(2,483,568)

Basic loss per share	$(0.21)	$(0.18)	$(0.40)	$(0.33)
Weighted average shares outstanding	7,646,430	7,625,814	7,636,185	7,625,814

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

The accompanying revised financial statements reflect the restatement for adoption, effective January 1, 2003, of the requirements of Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, thus deferring recognition of an allocated portion of revenues from certain sales contracts initiated in the second quarter of 2003, representing the estimated fair value of extended warranty and maintenance services included therein.  Such deferred revenues are being amortized over the applicable service periods in the contracts.  The effect of the restatement on the three-month and six-month periods ended June 30, 2003, was to increase the net losses by $295,560 and $295,560 respectively.  A summary of the effects of these changes follows:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Net loss as originally reported	$(1,338,201)	$(2,784,419)
Effect of restatement for revenue recognition	(295,560)	(295,560)
Net loss as restated	(1,633,761)	(3,079,979)

Per share amounts:
Net loss as originally reported	(0.18)	(0.36)
Effect of restatement for revenue recognition	(0.03)	(0.04)
Net loss as restated	(0.21)	(0.40)

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

Note 4 – Options

The Company currently has two stock option plans.  Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations.  No stock-based employee compensation expense for stock options was reflected in net income for years prior to 2003, as all stock options granted under those plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.  During the second quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 under the prospective transition method, effective as of January 1, 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss, as reported	$(1,633,761)	$(1,342,241)	$(3,079,979)	$(2,483,568)
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	31,032	—	31,032	—
Deduct – Stock-based employee compensation expense determined under the fair value method	(31,032)	—	(31,032)	(1,330)
Net loss, pro forma	$(1,633,761)	$(1,342,241)	$(3,079,979)	$(2,483,568)
Basic and diluted net loss per share
As reported	$(0.21)	$(0.18)	$(0.40)	$(0.33)
Pro forma	$(0.21)	$(0.18)	$(0.40)	$(0.33)

Note 5 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a net loss of $3,079,979 for the six months ended June 30, 2003.  Additionally, the Company had a working capital deficiency of approximately $1,323,533 at June 30, 2003.  Accordingly, the Company’s ability to continue as a going concern may be dependent upon the success of management’s plans to address and overcome these conditions.  Management’s plans with respect to these matters include reducing operating costs through the manufacturing of component parts in China and restructuring service functions to reduce labor and rental expense.  Management is evaluating sources of additional capital, including debt or equity financings.  Moreover, management believes that the increased sales in the first six months of 2003 indicates customer acceptance of the Company’s product line and will result in improved revenue.  There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition.   We recognize revenue from the sale of our products upon installation and functional testing at customer locations because that is when the customer’s obligation becomes fixed and certain pursuant to our standard contracts for the sale of units of the SecureDrop® System, shufflers and Deck Checkers™.  Sales are recognized immediately when shufflers that are rented are converted to purchases or there is a long-term contract for new equipment depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 48 months.  The extended warranty and maintenance components that are part of long term sales contracts are unbundled and the related revenue is deferred and amortized over the remaining life of the sales agreement after the initial 90-day warranty as required by the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The estimated useful life of our shufflers and Deck Checkers™ is five years with proper maintenance; the life can be extended with the replacement of component parts.  If the customer does not possess the required creditworthiness or an established payment history with us, we would then book the revenue as an installment sale and recognize it over time as payments are received.  Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms.  All rental contracts are cancelable upon 30-day written notice by the customer.  Maintenance expense for rental units is recorded in the period it is incurred.  Although sales are not generally made with a right to return, upon occasion, usually associated with the performance warranty, sales returns and allowances are recorded after returned goods are received and inspected.  We provide currently for estimated warranty repair costs associated with sales contracts.  We do provide for stand-alone maintenance contracts that are billed and recognized on a monthly basis.

Stock-Based Compensation.  We currently have two stock option plans.  Prior to 2003, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations.  No stock-based employee compensation expense for stock options was reflected in net income for years prior to 2003, as all stock options granted under those plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.  During the second quarter of 2003, we adopted the fair value recognition provisions of SFAS No. 123 under the prospective transition method effective as of January 1, 2003.  This change will probably result in increased compensation expense in future periods.

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

Total liabilities have increased from $17,519,703 at December 31, 2002 to $23,824,644 at June 30, 2003.  Convertible debt increased primarily due to private placements of an additional $2,400,000 during the quarter ended June 30, 2003.  Short-term debt increased from $904,743 at December 31, 2002 to $1,674,743 at June 30, 2003 due to a short-term loan for 90 days for $1,000,000.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2003 and 2002

Revenue

For the three months ended June 30, 2003, we generated total revenues of $1,919,497, compared to $871,430 for the three months ended June 30, 2002, an increase of $1,048,067, or 120.3%.  Our revenues for the three months ended June 30, 2003 consisted of SecureDrop™ sales of $185,223, shuffler sales of $1,215,817, shuffler rentals of $301,191, Deck Checker® sales of $215,649 and miscellaneous other income of $1,617.  The increase in revenue was primarily due to an increase in SecureDrop™ sales and conversions from rental to customer purchases of shufflers.

Revenues – SecureDrop™ Sales.  For the three months ended June 30, 2003, we generated revenue from the sale of our SecureDrop™ products of $185,223, compared to $504,708 for the three months ended June 30, 2002, a decrease of $319,485, or 63.3%.  The reduction in revenue was due to the installation delays at two major casino properties in Las Vegas to the third quarter of 2003.

Revenues – Shuffler Sales.  For the three months ended June 30, 2003, we generated revenue from the sale of our shufflers of $1,215,817, compared to $0 for three months ended June 30, 2002, an increase of $1,215,817.  The increase in shuffler sales was primarily due to casino operators purchasing shufflers instead of renting.  Many gaming companies prefer the purchase of equipment to rental.  We believe that the trend for shuffler revenues will be towards shuffler sales due to lower interest rates for sales with terms.

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

Revenue – Deck Checker®.  For the three months ended June 30, 2003, we generated revenue from the sales and leases of our Deck Checker® of $215,649.  As Deck Checker® is a new product this year, there was no revenue related to it for the three months ended June 30, 2002.

Revenue – Other Income.  For the three months ended June 30, 2003, we generated other income of $1,617, compared to $5,915 for the three months ended June 30, 2002, a decrease of $4,298, or 72.7%.

Cost of Sales

For the three months ended June 30, 2003, our cost of sales was $887,082, compared to $659,391 for the three months ended June 30, 2002, an increase of $227,691, or 34.5%.  Our cost of sales for the three months ended June 30, 2003 included cost of SecureDrop™ sales of $212,147, cost of shuffler sales of $169,324, cost of Deck Checker® sales of $81,143, shuffler rental depreciation of $129,229, shuffler service costs of $215,233, manufacturing costs of $0, and other expenses of $80,006.  We believe that the outsourcing of components from China will continue the trend of reducing cost of sales through the third and fourth quarters of 2003.  The gross margin on revenue for the three months ended June 30, 2003 was $1,032,415, or 53.8%, compared to the gross margin on revenue for the three months ended June 30, 2002 of $212,039, or 24.3%.  The increase in gross margin of $820,376 from the three months ended June 30, 2002 to the three months ended June 30, 2003 reflects these efficiencies.

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

Cost of Sales – Shuffler Sales.  Our cost of shuffler sales revenue was $169,324 for the three months ended June 30, 2003 compared to $0 for the three months ended June 30, 2002.  The gross margin on revenue from shuffler sales was $1,046,493, or 86.1%, for the three months ended June 30, 2003.

Cost of Sales – Deck Checker®.  For the three months ended June 30, 2003, our cost of sales from the sales and leases of our Deck Checker® was $81,143, resulting in a gross margin on revenue from Deck Checker® sales of $134,506, or 62.4%.  There were no comparable numbers for the three months ended June 30, 2002 as this product was not available for sale last year.

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

Net Loss

For the three months ended June 30, 2003, we had a net loss of $1,633,761, compared to a net loss of $1,342,241 for the three months ended June 30, 2002, an increased net loss of $291,520, or 21.7%.  The net loss increased even with an 120.3% increase in revenue due to increased infrastructure costs incurred to sustain higher future revenues.  These increases include a permanent SecureDrop™ installation team, and increased staffing in marketing, finance, sales and legal.  Basic loss per share was $0.21 and $0.18 for the three months ended June 30, 2003 and 2002.

Comparison of Six Months Ended June 30, 2003 and 2002

Revenue

For the six months ended June 30, 2003, we generated total revenues of $3,854,855, compared to $2,254,942 for the six months ended June 30, 2002, an increase of $1,599,913, or 71.0%.  Our revenues for the six months ended June 30, 2003 consisted of SecureDrop™ sales of $1,334,733, shuffler sales of $1,628,831, shuffler rentals of $632,993, Deck Checker® sales of $228,212 and miscellaneous other income of $30,086.  The increase in revenue was primarily due to an increase in shuffler sales, which increase represented primarily conversions from rental to sales of shufflers.

Cost of Sales

For the six months ended June 30, 2003, our cost of sales was $2,134,286, compared to $1,764,473 for the six months ended June 30, 2002, an increase of $369,813, or 21.0%.  Our cost of sales for the six months ended June 30, 2003 included cost of SecureDrop™ sales of $680,704, cost of shuffler sales of $274,161, cost of Deck Checker® sales of $90,523, shuffler rental depreciation of $285,017, shuffler service costs of $425,558, manufacturing costs of $232,801, and other expenses of $145,522.  The gross margin on revenue for the six months ended June 30, 2003 was $1,720,569, or 44.6%, compared to the gross margin on revenue for the six months ended June 30, 2002 of $490,469, or 22.0%.  The increase in gross margin of $1,230,100 from the six months ended June 30, 2002 to the six months ended June 30, 2003 reflects our transition from a development stage to an operating company and other factors previously described.

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

Net Loss

For the six months ended June 30, 2003, we had a net loss of $3,079,979, compared to a net loss of $2,483,568 for the six months ended June 30, 2002, an increase of $596,411, or 24.0%.  The increase in net loss was primarily due to increasing our infrastructure costs to sustain higher future revenues and a replacement of SecureDrop™ canisters that could have become defective at some unknown time in the future at two casino properties.  These infrastructure increases include a permanent SecureDrop™ installations team and increased staffing in marketing, finance, sales and legal.  Basic loss per share was $0.40 for the six months ended June 30, 2003, compared to $0.33 for the six months ended June 30, 2002.

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

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future.  For the years ended December 31, 2002 and 2001 and the six months ended June 30, 2003, we have incurred net losses of $6,192,786, $7,566,090 and $3,079,979, respectively, and our operations have used $5,206,489, $5,712,867 and $7,016,487 of cash, respectively.  As of December 31, 2002 and 2001 and June 30, 2003, we had accumulated deficits of $36,770,258, $30,557,860 and $39,850,237, respectively.

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

As of April 18, 2003, our executive officers and members of our board beneficially own 6,723,968 shares of common stock, or approximately 81.2% of the outstanding shares of our common stock, assuming exercise or conversion of all options, warrants and convertible debentures that are exerciseable within 60 days.  Accordingly, these stockholders have the power to control all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions.  This concentration of ownership also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits.

10.1	Form of Indemnification Agreement. (*)

10.2	Amended and Restated 1999 Stock Option Plan. (*)

10.3	Form of First Amendment to Employment Agreement. (*)

10.4	Second Amendment to Employment Agreement of Steven J. Blad. (*)

10.5	Philadelphia Brokerage Corporation Warrant to Purchase 25,000 Shares of Common Stock. (*)

10.6	Triage Capital Management LP 10% Note due September 16, 2003. (*)

10.7	Triage Capital Management LP Warrant to Purchase 50,000 Shares of Common Stock. (*)

10.8	Mellon HBV SBV, LLC 10% Note due November 22, 2003. (*)

10.9	Mellon HBV SBV, LLC Warrant to Purchase Shares of Common Stock. (*)

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(*) Previously filed through a prior amendment.

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

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

VENDINGDATA CORPORATION
(Registrant)

Date: December 9, 2003	By:	/s/ JOHN R. SPINA
John R. Spina

	Its:	Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)