Form 10QSB/A
period 2003-09-30
VENDINGDATA CORP
filed 2003-12-10
CIK 1004673

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐      No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,700,814 shares of common stock, $.001 par value, as of October 31, 2003

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

NOTE:  VendingData Corporation (the “Company”) is amending its Quarterly Reports on Form 10-QSB for the second and third quarters of 2003 to restate its financial statements for the interim periods ended June 30 and September 30, and to make conforming changes in Management’s Discussion and Analysis of Financial Position and Results of Operations and other related disclosures, reflecting the adoption as of January 1, 2003, of the requirements of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  The restatements were made after reconsideration of the Company’s prior revenue (and warranty cost) recognition practices regarding certain sales contracts entered into beginning in the second quarter of 2003.  The result of this change was to defer recognition of an allocated portion of revenues from the affected sales contracts, representing the estimated fair value of extended warranty and maintenance services included therein.  Such deferred revenues are now being amortized over the applicable service periods in the contracts.  The effects of the restatements are summarized in Note 1 to the accompanying restated financial statements.

VENDINGDATA CORPORATION

FORM 10-QSB

i

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VENDINGDATA CORPORATION

Balance Sheets

	September 30, 2003	December 31, 2002
	(Restated) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$314,009	$1,778,297
Current portion of accounts receivable, trade, net of allowance for uncollectibles of $25,530 and $25,530, respectively	3,138,172	106,791
Due from affiliate	45,029	30,593
Other receivables	175,373	39,305
Inventories	3,747,627	1,850,051
Prepaid expenses	172,879	236,579

	7,593,089	4,041,616
Equipment rented to customers, net of accumulated depreciation of $1,229,870 and $1,406,574	754,530	1,353,925
Property and equipment, net of accumulated depreciation of $1,720,240 and $1,422,313, respectively	930,608	593,253
Intangible assets, net of accumulated amortization of $249,130 and $191,520, respectively	1,317,713	352,603
Due from affiliate	118,800	118,800
Accounts receivable, trade, net of current portion, less unamortized discount	1,439,244	—
Deferred expenses	615,644	100,000
Deposits	1,073,313	868,520
Other assets	496,481	638,029

	$14,339,422	$8,066,746
LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
Current liabilities:
Current portion of leases payable	$2,215,939	$2,286,243
Accounts payable	2,079,829	1,084,637
Accrued expenses	191,505	385,570
Accrued wages	195,176	249,147
Accrued interest	1,059,420	461,308
Deferred revenues, current portion	191,400	—
Short-term debt	920,743	904,743
Current portion of convertible debt	4,953,076	—
Customer deposits	672,333	386,819
		—
	12,479,421	5,758,467
Deferred revenue, net of current portion	312,400
Convertible debt, net of current portion	12,949,996	8,853,072
Leases payable, net of current portion	2,447,776	3,497,859

	28,189,593	18,109,398

Stockholders’ equity deficiency:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 7,700,814 and 7,625,814 shares issued and outstanding	7,701	7,626
Additional paid-in capital	27,294,325	26,719,980
Deficit	(41,152,197)	(36,770,258)

Total stockholders’ equity deficiency	(13,850,171)	(10,042,652)

Total liabilities and stockholders’ equity deficiency	$14,339,422	$8,066,746

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Operations

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Restated)		(Restated)

Sales	$2,239,935	$252,893	$5,463,915	$1,780,764
Rental	216,818	358,044	847,561	1,073,478
Other	9,399	14,431	9,531	26,068

	2,466,152	625,368	6,321,007	2,880,310

Operating expenses:
Cost of sales	1,403,546	619,727	3,566,691	2,384,200
Selling, general and administrative	1,267,831	864,979	4,303,496	2,314,672
Research and development	336,910	356,914	709,770	1,077,838

Loss from operations	(542,135)	(1,216,252)	(2,258,950)	(2,896,400)
Interest expense, unrelated parties	620,569	389,749	1,709,430	1,006,314
Interest expense, related parties	139,256	115,439	413,559	299,608

Total interest expense	759,825	505,188	2,122,989	1,305,922

Net loss	$(1,301,960)	$(1,721,440)	$(4,381,939)	$(4,202,322)

Basic loss per share	$(0.17)	$(0.23)	$(0.57)	$(0.55)

Weighted average shares outstanding	7,700,814	7,625,814	7,675,957	7,625,814

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

The accompanying revised financial statements reflect the restatement for adoption, effective January 1, 2003, of the requirements of Emerging Issues Task Force ("EITF") Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, thus deferring recognition of an allocated portion of revenues from certain sales contracts initiated in the second and third quarters of 2003, representing the estimated fair value of extended warranty and maintenance services included therein.  Such deferred revenues are being amortized over the applicable service periods in the contracts.  The effect of the restatement on the three-month and nine-month periods ended September 30, 2003, was to increase the net losses by $145,411 and $440,971 respectively.  In addition, the Company has restated its financial statements for the three-month and six-month periods ended June 30, 2003 and amended its Quarterly Report on Form 10-QSB accordingly for the second quarter of 2003, increasing the previously reported deficit as of June 30, 2003, and previously reported net losses for each of those periods, by $295,560.  A summary of the effects of these changes follows:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

Net loss as originally reported	$(1,156,549)	$(3,940,968)
Effect of restatement for revenue recognition	(145,411)	(440,971)
Net loss as restated	(1,301,960)	(4,381,939)

Per share amounts:
Net loss as originally reported	(0.15)	(0.51)
Effect of restatement for revenue recognition	(0.02)	(0.06)
Net loss as restated	(0.17)	(0.57)

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

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, FIN 45 supplements the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, relating to disclosure with respect to product warranties. As part of the normal sale of its products, the Company has provided its customers with product warranties. The warranties vary on the terms of the sales agreement and by product line. The following summarizes the accrual of product warranties that is recorded as accrued expenses in the accompanying balance sheet at September 30, 2003.

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Opening Balance	$16,721	$10,151
Accruals for Warranties	22,604	29,174
Payments in Period	—	—

Balance at end of Period	$39,325	$39,325

Note 2—Segments

The segments identified for geographic region-based enterprise-wide data are as follows:

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	Revenue	Long-lived assets	Revenue
United States	$1,856,432	$2,890,728	$5,636,287
Asia	$236,250	$112,123	$236,250
Europe	$225,000	–	$300,000
South America	$148,470	–	$148,470

The Company’s revenues distributed by product are as follows:

Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
Shufflers	Deck Checkers™	SecureDrop®	Shufflers	Deck Checkers™	SecureDrop®
$670,409	$996,658	$789,786	$2,932,233	$1,224,770	$2,124,519

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

In addition, the Company secured a 90-day convertible loan in the principal amount of $1,000,000 at a 10% interest rate, the principal and all accrued interest of which were due on September 16, 2003. The Company also issued five-year warrants to the holder to purchase 50,000 shares of its common stock at a price of $2.25 per share. The term of the note was extended until November 20, 2003 in exchange for the issuance of additional five-year warrants to the holder to purchase 50,000 shares of the Company’s common stock at a price of $2.25 per share. Under the new terms, the holder may convert up to 15% of its then outstanding principal amount into shares of the Company’s common stock at a rate of $2.25 per share. The Company also agreed to issue additional five-year warrants to purchase 50,000 shares of its common stock at $2.25 per share for each 30-day period that the note remains outstanding past November 20, 2003.

For additional information on the Company’s current indebtedness, see Note 13—Subsequent Events.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(1,301,960)	$(1,721,440)	$(4,381,939)	$(4,202,322)
Add—Stock-based employee compensation expense included in reported net income, net of related tax effects	67,338	—	98,370	—
Deduct—Stock-based employee compensation expense determined under the fair value method	(108,070)	(41,231)	(171,170)	(45,910)

Net loss, pro forma	$(1,342,692)	(1,762,671)	$(4,454,739)	(4,248,232)

Basic and diluted net loss per share
As reported	$(0.17)	$(0.23)	$(0.57)	$(0.55)
Pro forma	$(0.17)	$(0.23)	$(0.58)	$(0.56)

Note 6—Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $4,381,939 for the nine months ended September 30, 2003. Additionally, the Company had a working capital deficiency of approximately $4,886,332 at September 30, 2003. Accordingly, the Company’s ability to continue as a going concern may be dependent upon the success of management’s plans to address and overcome these conditions. Management’s plans with respect to these matters include reducing operating costs through the manufacturing of component parts in China and restructuring service functions to reduce labor and rental expense. Management is evaluating sources of additional capital, including debt or equity financings. In September 2003, the Company filed a registration statement with the United States Securities and Exchange Commission for a proposed public offering of up to 5,500,000 shares of its common stock. The registration statement has not yet been declared effective. Management believes that the increased sales in the first nine months of 2003 indicate growing customer acceptance of the Company’s product line and will result in improved revenue. The Company may not be successful in raising additional capital or in achieving profitable operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 7—Trade Receivables From Major Customers

As of and during the year ended December 31, 2002, approximately 10.2% of trade receivables and 39% of total sales were the result of a one-time transaction with a single customer. As of and during the nine months ended September 30, 2003, approximately 24.7% of trade receivables and 21.29% of total sales were concentrated in the Nevada gaming industry among five customers under common ownership. The Company’s future operations could be affected by adverse changes in the financial condition of, or the Company’s relationships with, the commonly owned Nevada gaming customers, or economic, competitive and political conditions in our customers’ respective local areas or the gaming industry, in general.

Included in accounts receivable, trade, at September 30, 2003, was $4,577,416 (with the non-current portion, $1,439,294), net of unamortized discounts of $90,266. These receivables, which are payable over periods ranging from 20 months to 35 months, and related revenues arose from the sale of shufflers and Deck Checkers™ to major customers during the nine-month period ended September 30, 2003, and were discounted in the Company’s financial statements based on the fair value of the products sold resulting in imputed interest rates ranging from 1.08% to 9.55%.  As discussed in Note 1, above, these sales arrangements included warranty and maintenance services where reveneue has been deferred pursuant to EITF 00-21.

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

Note 9—Intangible Assets

FAS 142 requires that tangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  The Company has acquired patent rights for various products since 2001 and acquired the patent rights for the Deck Checker™ for $1,004,900 in the third quarter of 2003.  The Company has estimated an economic useful life of ten years for the Deck Checker™ patents.  The Company currently amortizes its intangible assets on a straight-line basis over the estimated useful lives of 10 years.  Amortization taken to date as of September 30, 2003 was $249,130.  The following table sets forth the estimated aggregate amortization expenses for the next five years:

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

Note 13—Subsequent Events

On October 9, 2003 and October 21, 2003, the Company received bridge financing in the aggregate principal amount of $1,000,000. On October 21, 2003, the Company issued a promissory note in the principal amount of $1,000,000. The promissory note matures on January 2, 2004 and requires the payment of an interest fee in the amount of $50,000 on the maturity date. The holder of the promissory note may elect to waive payment of the interest fee in exchange for shares of the Company’s common stock at a rate of $2.25 per share. For each 30-day period that the promissory note remains outstanding after January 2, 2004, the holder of the promissory note is entitled to a warrant to purchase 25,000 shares of common stock with an exercise price of $2.25 per share. The proceeds from the bridge financing have been used for working capital purposes.

On November 5, 2003, the Company received bridge financing in the aggregate principal amount of $1,000,000. The promissory note matures on January 12, 2004 and requires the payment of an interest fee in the amount of $50,000 on the maturity date. The holder of the promissory note may elect to waive payment of the interest fee in exchange for shares of the Company’s common stock at a rate of $2.25 per share. For each 30-day period that the promissory note remains outstanding after January 12, 2004, the holder of the promissory note is entitled to a warrant to purchase 25,000 shares of common stock with an exercise price of $2.25 per share. The proceeds from the bridge financing have been used for working capital purposes.

The Company has agreed to issue a promissory note convertible into 177,777 shares of common stock, where the convertible note will be issued upon the surrender of two notes in the aggregate principal amount of $400,000 held by a charitable foundation for which the Company’s Chairman of the Board is one of three trustees.

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

FINANCIAL CONDITION

During the three months ended September 30, 2003, total assets increased by $6,272,676 from $8,066,746 at December 31, 2002 to $14,339,422 at September 30, 2003. Accounts receivable (trade) increased from $106,791 to $3,138,172 between December 31, 2002 and September 30, 2003. The primary reasons for the increase in trade receivables were the installation of the SecureDrop® System at Paris Las Vegas and Bally’s Las Vegas, the conversion of shuffler rentals to purchases and the sale of Deck Checkers™ on terms. Inventories have increased during the current period by $1,897,576 from $1,850,051 at December 31, 2002 to $3,747,627 at September 30, 2003. The increase is primarily due to the purchase of 200 Deck Checkers™ and related components and SecureDrop® components. In addition, as we move more manufacturing to China, the level of inventories at our Las Vegas facility will increase in order to maintain a five- to six-month inventory on hand to guard against unexpected transport interruptions.

Total liabilities have increased from $18,109,398 at December 31, 2002 to $28,189,593 at September 30, 2003. Accounts payable increased from $1,084,637 at December 31, 2002 to $2,079,829 at September 30, 2003 primarily due to costs associated with our proposed common stock offering, the purchase of the intellectual property for the Deck Checker™ and the components for one hundred Deck Checker™ units. Convertible debt increased primarily due to private placements of an additional $4,000,000 in short term convertible notes during the quarter ended September 30, 2003. Short-term debt increased from $904,743 at December 31, 2002 to $920,743 at September 30, 2003 due to a short-term loan.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2003 and 2002

Revenue

For the three months ended September 30, 2003, we generated total revenues of $2,466,152 compared to $625,368 for the three months ended September 30, 2002, an increase of $1,840,784 or 294.4%. Our revenues for the three months ended September 30, 2003 consisted of SecureDrop® sales of $789,786, shuffler sales of $453,591, shuffler rentals of $216,818, Deck Checker™ sales of $996,558 and miscellaneous other income of $9,399. The increase in revenue was primarily due to increases in SecureDrop® sales, shuffler sales, Deck Checker™ sales and Deck Checker™ leases, offset, in part, by a decrease in shuffler rentals. The increase in shuffler sales and the decrease in shuffler rentals reflected the trend with customers to shift from the rental to the purchase of shufflers.

Revenues—SecureDrop® Sales.    For the three months ended September 30, 2003, we generated revenue from the sale of our SecureDrop® products of $789,786, compared to $146,893 for the three months ended September 30, 2002, an increase of $642,893, or 437.7%. The increase in revenue was due primarily to the SecureDrop® installations at Paris Las Vegas and Bally’s Las Vegas and the sales of the SecureDrop® Soft Count Module during the three months ended September 30, 2003. The SecureDrop® Soft Count Module was not available for sale during the three months ended September 30, 2002.

Revenues—Shuffler Sales.    For the three months ended September 30, 2003, we generated revenue from the sale of our shufflers of $453,591, compared to $106,000 for three months ended September 30, 2002, an increase of $347,591. We made a strategic decision to offer our customers the choice to either continue renting or instead to purchase our shufflers for the same monthly payments. This decision was based on competitive forces in the marketplace and the anticipated introduction of our next generation shufflers in 2004. By offering some of our customers the ability to trade up to the new shufflers when approved by the relevant regulatory bodies, we will be able to obtain binding purchase commitments for our shufflers and ensure that our products are not readily replaced with those of our competitors. We believe that the trend for shuffler revenues will be towards shuffler sales due to the current availability of lower interest rates for sales with terms.

Revenue—Shuffler Rentals.    For the three months ended September 30, 2003, we generated revenue from the rental of our shufflers of $216,818, compared to $358,044 for the three months ended September 30, 2002, a decrease of $141,226, or 39.4%. The decrease in shuffler rentals was primarily due to the shift of our customers to shuffler sales.

Revenue—Deck Checker™ Sales and Rentals.    For the three months ended September 30, 2003, we generated revenue from the sale and the rental of our Deck Checker™ of $943,626 and $52,932, respectively. As the Deck Checker™ is a new product this year, there was no revenue related to it for the three months ended September 30, 2002.

Revenue—Other Income.    For the three months ended September 30, 2003, we generated other income of $9,399 compared to $14,431 for the three months ended September 30, 2002, a decrease of $5,032 or 34.9%.

Cost of Sales

For the three months ended September 30, 2003, our cost of sales was $1,403,546 compared to $619,727 for the three months ended September 30, 2002, an increase of $783,819 or 126.5%. Our cost of sales for the three months ended September 30, 2003 included cost of SecureDrop® sales of $355,236, cost of shuffler sales of $46,304, cost of Deck Checker™ sales of $254,177, shuffler rental depreciation of $141,252, shuffler service costs of $245,753, manufacturing costs of $335,273, warranty costs of $22,604 and other expenses of $2,946. We believe that the outsourcing of components from China will continue the trend of reducing the per unit cost of sales through the fourth quarter of 2003. The gross margin on revenue for the three months ended September 30, 2003 was $1,062,606, or 43.1%, compared to the gross margin on revenue for the three months ended September 30, 2002 of $5,641, or 0.9%. The improvement in gross margin from 0.9% to 43.1% from the three months ended September 30, 2002 to the three months ended September 30, 2003 reflects the continuing goal to lower the cost per unit sold through the transfer of manufacturing operations to China and the benefits of economies of scale achieved through increased production.

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

Cost of Sales—Shuffler Sales.    Our cost of shuffler sales revenue was $46,304 for the three months ended September 30, 2003 compared to $0 for the three months ended September 30, 2002. The increase in cost of shuffler sales revenue resulted from the increase in shuffler sales through conversions during the three months ended September 30, 2002. The gross margin on revenue from shuffler sales was $407,287, or 89.8%, for the three months ended September 30, 2003. The gross margin on revenue from shuffler sales resulted from the sale of rental units that had been substantially depreciated.

Cost of Sales—Deck Checker™.    For the three months ended September 30, 2003, our cost of sales from the sale and rental of our Deck Checker™ was $254,177, resulting in a gross margin on revenue from Deck Checker™ sales of $689,449, or 73.1%. There were no comparable numbers for the three months ended September 30, 2002 as this product was not available for sale last year.

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

Net Loss

For the three months ended September 30, 2003, we had a net loss of $1,301,960, compared to a net loss of $1,721,440 for the three months ended September 30, 2002, a decreased net loss of $419,480, or 24.4%. Basic loss per share was $0.17 for the three months ended September 30, 2003, compared to $0.23 for the three months ended September 30, 2002. The decrease in net loss and the decrease in basic loss per share resulted from the $1,840,784 increase in revenue, offset, by the $1,166,667 increase in operating expenses and the $254,637 increase in interest expense.

Comparison of Nine Months Ended September 30, 2003 and 2002

Revenue

For the nine months ended September 30, 2003, we generated total revenues of $6,321,007, compared to $2,880,310 for the nine months ended September 30, 2002, an increase of $3,440,697, or 119.5%. Our revenues for the nine months ended September 30, 2003 consisted of SecureDrop® sales of $2,124,519, shuffler sales of $2,082,422, shuffler rentals of $849,811, Deck Checker™ sales of $1,224,770 and miscellaneous other income of $39,485. The increase in revenue was primarily due to increases in SecureDrop® sales, shuffler sales, Deck Checker™ sales and Deck Checker™ leases, offset, in part, by a decrease in shuffler rentals.

Revenues—SecureDrop® Sales.    For the nine months ended September 30, 2003, we generated revenue from the sale of our SecureDrop® products of $2,124,519, compared to $1,667,314 for the nine months ended September 30, 2002, an increase of $457,205, or 27.4%. The increase in revenue was due primarily to the SecureDrop® installations at Paris Las Vegas and Bally’s Las Vegas and the sales of the SecureDrop® Soft Count Module during the nine months ended September 30, 2003. The SecureDrop® Soft Count Module was not available for sale until the fourth quarter of 2002.

Revenue—Shuffler Sales.    For the nine months ended September 30, 2003, we generated revenue from the sale of our shufflers of $2,082,422, compared to $113,450 for nine months ended September 30, 2002, an increase of $1,968,972. We made a strategic decision to offer our customers the choice to continue renting or instead purchase our shufflers for the same monthly payments. This decision was based on competitive forces in the marketplace and the anticipated introduction of our next generation shufflers in 2004. By offering some of our customers the ability to trade up to the new shufflers when approved by the relevant regulatory bodies, we will be able to obtain binding purchase commitments for our shufflers and ensure that our products are not readily replaced with those of our competitors. We believe that the trend for shuffler revenues will be towards shuffler sales due to the current availability of lower interest rates for sales with terms.

Revenue—Shuffler Rentals.    For the nine months ended September 30, 2003, we generated revenue from the rental of our shufflers of $849,811, compared to $1,073,478 for the nine months ended September 30, 2002, a decrease of $223,667, or 20.8%. The decrease in shuffler rentals reflected the increasing preference to purchase shufflers rather than lease shufflers.

Revenue—Deck Checker™ Sales and Rentals.    For the nine months ended September 30, 2003, we generated revenue from the sale and the rental of our Deck Checker™ of $1,135,729 and $89,041, respectively. As the Deck Checker™ is a new product this year, there was no revenue related to it for the nine months ended September 30, 2002.

Revenue—Other Income.    For the nine months ended September 30, 2003, we generated other income of $39,485 compared to $26,068 for the nine months ended September 30, 2002, an increase of $13,417 or 51.5%.

Cost of Sales

For the nine months ended September 30, 2003, our cost of sales was $3,566,691, compared to $2,384,200 for the nine months ended September 30, 2002, an increase of $1,182,491, or 49.6%. Our cost of sales for the nine months ended September 30, 2003 included cost of SecureDrop® sales of $1,019,290, cost of shuffler sales of $359,505, cost of Deck Checker™ sales of $344,700, shuffler rental depreciation of $426,269, shuffler service costs of $671,311, manufacturing costs of $568,074, warranty costs of $29,174 and other expenses of $148,368. The gross margin on revenue for the nine months ended September 30, 2003, was $2,754,316, or 43.6%, compared to the gross margin on revenue for the nine months ended September 30, 2002, of $496,110, or 17.2%. The improvement in gross margin from 17.2% to 43.6% from the nine months ended September 30, 2002, to the nine months ended September 30, 2003, reflects the continuing goal to lower the cost per unit sold through the transfer of manufacturing operations to China and the benefits of economies of scale achieved through increased production.

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

Cost of Sales—Shuffler Sales.    Our cost of shuffler sales revenue was $359,505 for the nine months ended September 30, 2003 compared to $51,200 for the nine months ended September 30, 2002. The increase in cost of shuffler sales revenue resulted primarily from the increased sales of our shufflers through conversions during the nine months ended September 30, 2003. The gross margin on revenue from shuffler sales was $1,722,917 or 82.7%, for the nine months ended September 30, 2003, compared to a gross margin of $62,250, or 54.9%, for the nine months ended September 30, 2002. The improvement in gross margin on shuffler sales resulted from the sale of rental units that had been substantially depreciated.

Cost of Sales—Deck Checker™. For the nine months ended September 30, 2003, our cost of sales from the sales and rental of our Deck Checker™ was $344,700, resulting in a gross margin on revenue from Deck Checker™ sales of $791,029 or 69.6%. There were no comparable numbers for the three months ended September 30, 2002 as this product was not available for sale last year.

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

Net Loss

For the nine months ended September 30, 2003, we had a net loss of $4,381,939, compared to a net loss of $4,202,322 for the nine months ended September 30, 2002, an increase of $179,617, or 4.3%.  Basic loss per share was $0.57 for the nine months ended September 30, 2003, compared to $0.55 for the nine months ended September 30, 2002. The increase in net loss and the increase in basic loss per share resulted from the $2,803,247 increase in operating expenses and the $817,067 increase in interest expense offset by the $3,440,777 increase in revenue.

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

Due to our significant cash and working capital requirements, our management is currently evaluating other sources of financing. Through the filing of a registration statement with the Securities and Exchange Commission (File No. 333-109115), we are currently in the process of registering a minimum of 3,000,000 shares and a maximum of 5,500,000 shares of common stock for sale to the public. This registration statement has not yet been declared effective. We may also seek additional public or private sources of debt or equity financing, institutional or bank financing, lease financing, or other sources of financing. Should such financing sources not be available, we would be required to take other steps, including the sale of certain assets or the deferral or change of operating plans.

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

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the years ended December 31, 2002 and 2001 and the nine months ended September 30, 2003, we have incurred net losses of $6,192,786, $7,566,090 and $4,381,939, respectively, and our operations have used $5,206,489, $5,712,867 and $8,897,624 of cash, respectively. As of December 31, 2002 and 2001 and September 30, 2003, we had accumulated deficits of $36,770,258, $30,557,860 and $41,152,197, respectively. If we are unable to generate a positive cash flow in 2004, assuming the minimum number of shares in our proposed public offering is sold at the proposed offering price per share, we will be required to locate additional sources of capital.

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

Shuffle Master, Inc., our principal competitor in the shuffler market, has sued us for patent infringement and alleges that our shufflers violate two of its patents concerning registering use of a playing card shuffler apparatus and the displaying of the use on a display. Shuffle Master seeks treble damages, which, if awarded, could result in us owing them substantial sums of money, which if large enough would have a material adverse effect on our liquidity and our ability to conduct operations. Although we believe our position to be meritorious, litigation of this nature is a drain on our cash resources and our management’s time. Inasmuch as Shuffle Master has asserted patent infringement claims and we have reasonable defenses, we cannot determine whether we will prevail in this litigation, nor whether damages, if awarded, would significantly impact our ability to continue to manufacture and sell particular products within the United States and its territories. If we do not prevail, we will be unable to sell our shuffler products unless we change certain components used in the shufflers or obtain a license from Shuffle Master to use the playing card shuffler apparatus and the display. Similarly, we cannot determine whether Shuffle Master will assert other litigation claims based upon other patents it may currently or in the future own, nor can we determine the likely outcome of any such litigation or whether any such substantial litigation would have a material adverse effect on our business as presently conducted or as anticipated. For more information, see “Business—Legal Proceedings.”

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

Scrutiny and attempts by third parties to compromise our products’ security, if successful, could injure product demand and force us to take back impacted products.

In the event that our products become susceptible to attacks by third parties that result in a decrease or compromise of the security of our customers’ operations, we will most likely be required to take back our products from existing customers and will lose sales and rentals from prospective customers. Although we have tested our products for security and our products have been tested by certain gaming regulators as part of the approval process, our products may be susceptible to schemes by third parties to defraud the properties where our products are used. Vulnerabilities in the security of our products will almost certainly reduce demand for these products. Our shufflers may become vulnerable to card counters or expert players, and the use of our shufflers may result in financial losses for our customers. The occurrence of any of these events would likely have a material adverse effect on our sales revenues.

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

Due to our management’s controlling interest in our common stock, our management has the power to control all matters submitted to our stockholders, which renders a non-management stockholders’ efforts to effect substantial changes in our company more difficult.

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

The gaming industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming commissions or similar regulatory authorities of each jurisdiction. Generally, companies that seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization), which are then reviewed for approval. In this regard, we may incur significant expenses in seeking to obtain licenses for our gaming products and concepts, and our products may not be approved in all jurisdictions. The failure to obtain such approval in any jurisdiction in which we may seek to introduce our products or concepts could have a material adverse effect on our business. In addition, any change to the applicable statutes, rules and regulations that restricts or prevents our ability to operate could have an adverse effect on us. A summary of regulatory issues is set forth below under “Business—Regulation and Licensing.”

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

Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to resell their shares due to suitability requirements.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 27, 2002, Shuffle Master, Inc., or Shuffle Master, filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against VendingData in the United States District Court, District of Nevada. The amended complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining us from infringing on two of Shuffle Master’s patents, an accounting of our gains and profits that resulted from our alleged infringement, and for interest, costs and attorneys’ fees. The Shuffle Master patents that are at issue in the litigation concern registering use of a playing card shuffler apparatus and the displaying of the use on a display. We have filed our answer, counterclaims, and amended counterclaims against Shuffle Master. In our answer, we deny Shuffle Master’s allegation of patent infringement and request that Shuffle Master’s complaint be dismissed. We also seek, in our amended counterclaim, a declaration that we do not infringe Shuffle Master’s patents and that Shuffle Master’s patents and certain of its related claims are invalid. We further assert counterclaims against Shuffle Master for breach of contract and violation of the Uniform Trade Secrets Act. On May 20, 2002, the United States District Court, District of Nevada denied Shuffle Master’s motion for preliminary injunction against us. Discovery in this litigation is now closed. On May 28, 2003, we filed a motion for summary judgment requesting that the court dismiss the case against us. The hearing for our motion for summary judgment was taken off calendar pending a ruling by a magistrate judge with respect to a October 24, 2003 claim construction hearing to determine the scope and definition of the patent claims at issue. As of October 31, 2003, the magistrate judge had the matter under advisement.

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

On November 22, 1999, Moll Industries, Inc., or Moll, filed a complaint (Case No. 817296) against VendingData in the Superior Court of the State of California for the County of Orange, California. The second amended complaint alleged claims for breach of contract, quantum meruit, an accounting, and declaratory relief, and arises from a dispute between the parties regarding the manufacture of parts for the Random Ejection Shuffler™. We answered Moll’s second amended complaint and filed a cross-complaint for breach of contract and breach of implied covenant of good faith and fair dealing. The parties entered into a stipulation as of December 2000, which required us to pay Moll $60,000. To date, we have paid $35,000 and once we have completed all payments to Moll, this litigation will be dismissed. In light of VendingData being informed that Moll has filed bankruptcy, payments pursuant to the stipulation have been suspended.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

On September 9, 2003, under our Amended and Restated 1999 Directors’ Stock Option Plan, our board of directors approved one-time grants of stock options to purchase 50,000 shares of our common stock at an exercise price of $2.50 per share to each of our three non-employee directors in consideration for past services and in lieu of other director compensation. Pursuant to our Amended and Restated 1999 Directors’ Stock Option Plan, the exercise price of $2.50 per share was determined by our board of directors to be the fair market value per share at the time of grant.

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

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 2 to report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENDINGDATA CORPORATION (Registrant)

Date:	December 9, 2003	By:	/s/ JOHN R. SPINA
John R. Spina

		Its:	Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)