Form 10KSB/A
period 2002-12-31
VENDINGDATA CORP
filed 2004-01-13
CIK 1004673

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
                                 AMENDMENT NO. 2


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

The primary purpose of this Form 10-KSB/A2 is to incorporate revisions related to additional information on accounting policies, minor reclassifications between assets and liabilities, separation of sale and rental revenue, additional information on revenue based on product and geographic region and additional information on the scheduled maturities of convertible debt. The revisions relate to comments received from the United States Securities and Exchange Commission in conjunction with the registration by VendingData Corporation of up to 5,500,000 shares of its common stock on Form SB-2 (File No. 333-109115).

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

         REVENUE RECOGNITION. We recognize revenue from the sale of our products upon installation and functional testing at customer locations because that is when the customer's obligation becomes fixed and certain pursuant to our standard contracts for the sale of units of the SecureDrop(R) System and our shufflers. The useful life of our shufflers is five years with proper maintenance; the life can be extended with the replacement of component parts. Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms. All rental contracts are cancelable upon 30-days written notice by the customer. Maintenance expense for rental units is recorded in the period it is incurred. Although sales are not generally made with a right to return, upon occasion, usually associated with the performance warranty, sales returns and allowances are recorded after returned goods are received and inspected. We provide currently for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for our products, we do provide for maintenance contracts that are billed and recognized on a monthly basis.

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

         INTANGIBLE ASSETS. We have applied for patents for certain of our products. Patent and trademark costs (aggregating $537,729 at December 31, 2002) are amortized using the straight-line method over an appropriate period of ten years pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Since intangible assets are less than 5% of total assets further disclosure requirements required by ("SFAS") No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS was considered immaterial.

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

         REVENUE - OTHER INCOME. For the year ended December 31, 2002, we generated other income of $255,729, compared to $22,522 for the year ended December 31, 2001, an increase of $233,207. The increase in revenue during the year ended December 31, 2002 reflected old customer deposits of $144,851 recognized as revenue, freight revenue of $59,773 and miscellaneous revenue of $50,655.

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

         During the year ended December 31, 2002, our sources of capital include equipment financing from a third party, short-term notes from stockholders, convertible debentures and other private sources of capital. With respect to our equipment financing where we have sold and leased back most of our furniture, equipment, tooling and shufflers, we have received proceeds of $2,988,385 and repaid $2,823,331 for the year ended December 31, 2002. As of December 31, 2002, there was outstanding equipment financing of $7,369,282. These equipment leases have a term of 36 to 39 months with effective interest rates between 25%-28%. Since the leases contained effective mandatory buy back provisions where we retained the rights to use these assets in our business for their remaining useful lives, no gain or loss was recognized on the sale-leaseback transaction. With respect to our stockholders loans, we have received proceeds of $3,917,948 and repaid $650,000 for the year ended December 31, 2002 and have outstanding stockholders loans in the aggregate amount of $896,743 as of December 31, 2002. With respect to our convertible debentures, we received proceeds of $3,249,999 during the year ended December 31, 2002 and have outstanding convertible debentures in the aggregate amount of $8,853,072 as of December 31, 2002.

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

                                                     James E. Scheifley
                                                     Certified Public Accountant

Dillon, Colorado
March 14, 2003

                             VENDINGDATA CORPORATION

                                  BALANCE SHEET
                                DECEMBER 31, 2002

                         ASSETS                                     DECEMBER 31,
                                                                       2002
                                                                   -------------

Current assets:
  Cash                                                             $  1,778,297
  Current portion of accounts receivable, trade,
    net of allowance for uncollectibles of $25,530                      106,791
  Due from affiliate                                                     30,593
  Other receivables                                                      39,305
  Inventories                                                         1,850,051
  Prepaid expenses                                                      236,579
                                                                   -------------
      Total current assets
                                                                      4,041,616

Equipment rented to customers, net of accumulated
  depreciation of $1,406,574                                          1,353,925
Property and equipment, net of
  accumulated depreciation of $1,422,313                                593,253

Intangible assets, net of
  accumulated amortization of $191,520                                  352,603
Due from affiliate                                                      118,800
Deferred expenses                                                       100,000
Deposits                                                                868,520
Other assets                                                            638,029
                                                                   -------------
                                                                   $  8,066,746
                                                                   =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of leases payable                                $  2,286,243
  Accounts payable                                                    1,084,637
  Accrued expenses                                                      385,570
  Accrued wages                                                         249,147
  Accrued interest                                                      461,308
  Short-term debt                                                       904,743
  Customer deposits                                                     386,819
                                                                   -------------
      Total current liabilities
                                                                      5,758,467

Convertible debt                                                      8,853,072
Leases payable - non-current                                          3,497,859

Stockholders' equity:
 Preferred stock, $.001 par value, 10,000,000 shares authorized              --
 Common stock, $.001 par value, 16,000,000 shares authorized,
   7,625,814 shares issued and outstanding                                7,626
 Additional paid-in capital                                          26,719,980
 Deficit accumulated during development stage                       (36,770,258)
                                                                   -------------
      Total stockholders' equity                                    (10,042,652)
                                                                   -------------
      Total liabilities and stockholders' equity                   $  8,066,746
                                                                   =============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                             VENDINGDATA CORPORATION

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                           DECEMBER 31,
                                                     2002               2001
                                                 ------------       ------------

Sales                                            $ 2,063,709        $   938,394
Rental                                             1,399,968          1,289,861
Other                                                 16,622             22,522
                                                 ------------       ------------

                                                   3,480,299          2,250,777
                                                 ------------       ------------
Cost of sales                                      2,541,130          2,956,425
                                                 ------------       ------------
Gross margin                                         939,169           (705,648)

Other costs and expenses:
  General and administrative                       4,455,241          3,768,560
  Research and development                           810,327          1,364,264
                                                 ------------       ------------
                                                   5,265,568          5,132,824
                                                 ------------       ------------

(Loss) from operations                            (4,326,399)        (5,838,472)

  Interest expense                                 1,477,765          1,223,125
  Interest expense - related parties                 388,622            504,493
                                                 ------------       ------------
                                                   1,866,387          1,727,618

(Loss) before income taxes                        (6,192,786)        (7,566,090)
Provision for income taxes                                --                 --
                                                 ------------       ------------

Net (loss)                                       $(6,192,786)       $(7,566,090)
                                                 ============       ============

 Basic and diluted (loss) per share              $     (0.81)       $     (1.72)
                                                 ============       ============

 Weighted average shares outstanding               7,625,814          4,400,057
                                                 ------------       ------------

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
                                        ============================================================================================

                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                       VENDINGDATA CORPORATION

                                      STATEMENTS OF CASH FLOWS
                               YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                   DECEMBER 31,
                                                             2002              2001
                                                         ------------      ------------
Net (loss)                                               $(6,192,786)      $(7,566,090)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                             972,525           807,544
   Amortization of deferred interest                         402,492           353,531
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                22,814           731,279
    (Increase) decrease in inventory                        (335,978)           24,932
    (Increase) decrease in prepaid expenses                   35,354          (216,791)
    (Increase) decrease in other assets                      (65,138)          (34,862)
    (Increase) decrease in deposits                         (162,540)         (114,714)
    Increase (decrease) in accounts payable                  518,210          (386,085)
    Increase (decrease) in accrued expenses                   94,312            87,069
    Increase (decrease) in customer deposits                (495,754)          601,320
                                                         ------------      ------------
       Total adjustments                                     986,297         1,853,223
                                                         ------------      ------------
     Net cash (used in) operating activities              (5,206,489)       (5,712,867)
                                                         ------------      ------------

Cash flows from investing activities:
   Acquisition of plant and equipment                       (562,168)          (72,867)
   Increase in patents and trademarks                         (3,045)         (209,620)
                                                         ------------      ------------
Net cash (used in) investing activities                     (565,213)         (282,487)
                                                         ------------      ------------

Cash flows from financing activities:
   Common stock sold for cash                                     --         4,169,092
   Proceeds from leases                                    2,988,385         1,335,306
   Proceeds from shareholder loans                         2,264,871         4,029,402
   Proceeds from convertible debt                          4,903,076                --
   Repayment of leases                                    (2,823,331)       (1,824,118)
   Repayment of notes and line of credit                          --          (716,000)
   Repayment of shareholder loans                           (650,000)         (563,400)
                                                         ------------      ------------
  Net cash provided by financing activities                6,683,001         6,430,282
                                                         ------------      ------------

Increase (decrease) in cash                                  911,299           434,928
Cash and cash equivalents, beginning of period               866,998           432,070
                                                         ------------      ------------
Cash and cash equivalents, end of period                 $ 1,778,297       $   866,998
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

     SIGNIFICANT ACCOUNTING POLICIES

         CASH EQUIVALENTS

         All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.

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
                                               -----------
                                               $1,850,051

         DEPOSITS

         The table below sets forth the details of the deposits as of December 31, 2002:

                     ITEM                        AMOUNT
          ---------------------------    -----------------------
                     Rent                $           51,344
                     Leases                         795,106
                     Other                           22,070
                                         -----------------------
                                         $          868,520
                                         =======================

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

         Useful lives for property and equipment are as follows:

         Office equipment                        5 years
         Computer software                       5 years
         Tooling                                 3 years
         Leasehold improvements                  5 years

         INTANGIBLE ASSETS

         The Company has applied for patents for certain of its products. Patent and trademark costs (aggregating $537,729 at December 31, 2002) are amortized using the straight-line method over an appropriate period of ten years pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Since intangible assets are less than 5% of total assets further disclosure requirements required by SFAS No. 142 were considered immaterial. Amortization for the years ended December 31, 2002 and 2001 amounted to $53,520 and $45,567, respectively.

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

         REVENUE RECOGNITION

         The Company recognizes revenue from the sale of its products upon installation and functional testing at customer locations because that is when the customer's obligation becomes fixed and certain pursuant to our standard contracts for the sale of units of the SecureDrop(R) System and shufflers. The useful life of the Company's shufflers is five years with proper maintenance; the life can be extended with the replacement of component parts. Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms. All rental contracts are cancelable upon 30-day written notice by the customer. Maintenance expense for rental units is recorded in the period it is incurred. Although sales are not generally made with a right to return, upon occasion, usually associated with the performance warranty, sales returns and allowances are recorded after returned goods are received and inspected. The Company provides currently for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for its products, the Company does provide for maintenance contracts that are billed and recognized on a monthly basis.

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

         WARRANTIES

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. Among other things, FIN 45 supplements the requirements of SFAS No. 5, ACCOUNTING FOR CONTINGENCIES, relating to disclosure with respect to product warranties. As part of the normal sale of its products, the Company has provided its customers with product warranties. The Company's product warranty accrual reflects management's best estimate of probable liability under its product warranties. The Company estimates the warranty accrual on each sale based on known product failure rates of key components, historical experience, service staff costs and other variables that affect the liability.

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

NOTE 2.    SEGMENTS

         The segments identified for geographic region-based enterprise-wide data are as follows:

                                                   YEAR ENDED DECEMBER 31, 2002
                                                   -----------------------------
                                                                    LONG-LIVED
                                                     REVENUE          ASSETS
                                                   -------------   -------------
         North America                               $3,479,400      $2,706,500
         Australia                                         $899              --

                                                   YEAR ENDED DECEMBER 31, 2001
                                                   -----------------------------
                                                                    LONG-LIVED
                                                     REVENUE          ASSETS
                                                   -------------   -------------
         North America                               $2,122,085      $2,407,400
         Asia                                            38,702              --
         Australia                                        8,800              --
         South America                                   81,190              --

         The Company's revenues distributed by product are as follows:

                  YEAR ENDED DECEMBER 31, 2002     YEAR ENDED DECEMBER 31, 2001
                 -----------------------------     -----------------------------
                   Shufflers     SecureDrop(R)       Shufflers     SecureDrop(R)
                 -------------   -------------     -------------   -------------
                   $1,519,801      $1,704,769        $1,390,851        $838,576

NOTE 3.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31, 2002:

         Furniture and fixtures                             $   240,655
         Equipment and vehicles                                 983,790
         Tooling                                                541,897
         Leasehold improvements                                 249,224
                                                            ------------
                                                            $ 2,015,566
         Accumulated depreciation and amortization            1,422,313
                                                            ------------
                                                            $   593,253
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

NOTE 4.  LINE OF CREDIT

         The Company has obtained a $1,200,000 line of credit based on a percentage of the Company's accounts receivable and inventory. At December 31, 2000, the Company had drawn $450,000 of the line. The line was collateralized by the accounts receivable, inventory and most other unencumbered assets. The line of credit was repaid in full and cancelled during the year ended December 31, 2001.

NOTE 5.  NOTES PAYABLE

         During the year ended December 31, 2001, the Company received proceeds of $550,000, from an accredited investor at an interest rates of 10%. During the year ended December 31, 2002, the Company received additional note proceeds from members of its Board of Directors and another accredited investor amounting to $2,264,871 and made repayments in cash of $650,000. An additional $4,074,995 of the notes was converted into convertible notes of the Company as discussed in
Note 6. The balance of the notes amounted to $896,743 at December 31, 2002 of which $736,743 is due currently. The remaining notes had interest rates of from 9.5% to 10%.

NOTE 6.  CONVERTIBLE DEBT AND WARRANTS

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

NOTE 7.  CONVERTIBLE DEBT WITH WARRANTS AND LEASES PAYABLE

         As of December 31, 2002, the Company's long-term obligations consisted of convertible debt with warrants and capital lease obligations as follows:

                                                                                 CONVERTIBLE
                  DECEMBER 31, 2002                      LEASES PAYABLE         NOTES PAYABLE             TOTAL
                                                        ------------------    ------------------    ------------------
Due during the year ending December 31:
     2003............................................   $     3,342,209       $       800,736       $     4,142,945
     2004............................................         2,495,733             1,718,642             4,214,375
     2005............................................         1,531,340             4,726,107             6,257,447
     2006............................................                --             2,512,330             2,512,330
                                                        ------------------    ------------------    ------------------
Minimum future lease payments........................         7,369,282                                  17,127,097
   Less interest component...........................        (1,585,180)                                 (1,585,180)
                                                        ------------------    ------------------    ------------------
                                                              5,784,102             9,757,815            15,541,917
Less current portion.................................        (2,286,243)             (904,743)           (3,190,986)
                                                        ------------------    ------------------    ------------------
Long-term portion....................................   $     3,497,859       $     8,853,072       $    12,350,931
                                                        ==================    ==================    ==================

         Property recorded under capital leases includes the following as of December 31, 2002:

Capitalized leased equipment and shuffler machines, at cost         $ 2,346,665
Furniture and equipment                                                 475,293
Tooling                                                                 271,500
                                                                    ------------
                                                                      3,093,458
Less accumulated depreciation                                        (1,716,425)
                                                                    ------------
Total assets subject to capital leases                              $ 1,377,033
                                                                    ============

         The Company has entered into certain sale-leaseback transactions primarily for assets rented to, or intended to be rented to, customers, under operating leases. Since the leases contained effective mandatory buyback provisions resulting in the Company retaining rights to use these assets in its business for their remaining useful lives, no gain or loss was recognized on the sale-leaseback transaction. The amortization of the assets recorded as capital leases is included with depreciation. The effective annual rates for the capital leases range from 25% to 28%. The terms of the leases range from 36 months to 39 months.

NOTE 8.  LEASES PAYABLE

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

NOTE 9.  STOCKHOLDERS' EQUITY

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

         CONVERTIBLE DEBT. For additional information with respect to the Company's issuance of convertible debt in 2002, see Note 6.

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

NOTE 10.  INCOME TAXES

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

NOTE 11.  RELATED PARTY TRANSACTIONS

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

NOTE 13. SALES TO MAJOR CUSTOMERS AND CERTAIN CONCENTRATIONS

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

NOTE 14. SUPPLEMENTAL STATEMENT OF OPERATIONS INFORMATION

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


        SIGNATURE                               TITLE                                       DATE

/s/ Steven J. Blad                  Chief Executive Officer, President and             January 9, 2004
---------------------------------   Director (Principal Executive Officer)
Steven J. Blad

/s/ John R. Spina                   Chief Financial Officer and Treasurer              January 9, 2004
---------------------------------   (Principal Financial and Accounting Officer)
John R. Spina

/s/ James E. Crabbe                 Chairman of the Board                              January 9, 2004
---------------------------------
James E. Crabbe

/s/ Ronald O. Keil                  Director                                            January 9, 2004
---------------------------------
Ronald O. Keil

/s/ Bob L. Smith                    Director                                            January 9, 2004
---------------------------------
Bob L. Smith


CERTIFICATIONS

         I, Steven J. Blad, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A2 of VendingData Corporation, a Nevada corporation;

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

Date:    January 9, 2004      /s/ Steven J. Blad
         ------------------   --------------------------------------------------
                              Steven J. Blad, Chief Executive Officer
                              of VendingData Corporation

I, John R. Spina, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A2 of VendingData Corporation, a Nevada corporation;

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

Date:     January 9, 2004         /s/ John R. Spina
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

10.23    Agreement of Purchase and Sale by and among the registrant, Georgina              +
         Louise Sangster, William Purton, Dolphin Advanced Technologies Pty Ltd.
         and Dolphin Products Pty Ltd. dated December 23, 2002.
10.24    Form of 10% Note Due December 2005.                                               +
10.25    Form of Warrant, issued in conjunction with the Registrant's 10% Note             +
         Due December 2005.
21.1     Subsidiaries of Registrant.                                                       +
23.1     Consent of James E. Scheifley & Associates, P.C.                                  61
99.1     Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of               62
         2002, 18 U.S.C. Section 1350.

+ Previously filed with the registrant's Annual Report on Form 10-KSB/A filed on April 28, 2003.
