Form 10KSB
period 2003-12-31
VENDINGDATA CORP
filed 2004-03-30
CIK 1004673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-25855

VendingData Corporation
(Name of small business issuer in its charter)

Nevada	91-1696010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6830 Spencer Street, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 733-7195

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of each class)

(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s revenues for its most recent fiscal year:           $6,710,919

State the aggregate market value of voting stock held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $35,481,219 ($3.83 per share as of March 26, 2004).

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	17,187,799 shares as of February 29, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates by reference portions of the proxy statement for the 2004 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003).

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

CAUTIONARY NOTICE

This Annual Report of VendingData Corporation on Form 10-KSB contains forward-looking statements in which our management shares its knowledge and judgment about factors that it believes may materially affect our performance in the future.  Terms expressing future expectations, outlook potential and anticipated growth in gaming industries and markets, acceptance of our products and services, estimates on revenues and earnings, and like expressions typically identify such statements.

All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.  Such risks, uncertainties and other important factors include, among others:  our liquidity requirements, our ability to locate necessary sources of capital to sustain our operations, the continued growth of the gaming industry, the success of our product development activities, the acceptance of our products in the marketplace, vigorous competition in the gaming industry, our dependence on existing management, changes in gaming laws and regulations (including actions affecting licensing), our leverage and debt service (including sensitivity to fluctuations in interest rates) and domestic or global economic conditions.

Forward-looking statements speak only as of the date they are made, and readers are warned that we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

Readers are urged to carefully review and consider the disclosures in this and other reports that discuss factors relevant to our business.  See Part II.  “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors and Forward-Looking Information.”

PART I

ITEM 1.                             DESCRIPTION OF BUSINESS

We develop, manufacture, sell and lease products for the gaming industry that are intended to increase our customers’ security, productivity and profitability.  Since inception, we have invested approximately $40 million to set up the company and develop our products.  Our products are categorized as casino revenue control system products or table game support products and are as follows:

Recent Developments

In February 2004, we expanded our management team with the hiring of Michael Jahnke as Chief Operating Officer.

Casino Revenue Control System Products—SecureDrop® System

Our casino revenue control system products enable gaming operators to more efficiently and securely track paper currency and coins from the time they are deposited in slot machines or handed to dealers at table games on the casino floor through the time the paper currency and coins are delivered to the “count room,” the location where all gaming proceeds from table games, slot machines and various other games are collected and counted by the casino operator.  The products that comprise our casino revenue control system, which we refer to as the SecureDrop® System, are:

•                  The SecureDrop® Soft Count Module, a bill (paper currency) canister identification system that enables gaming operators to electronically track, secure and identify all slot machine bill canisters on the casino floor and in the count room.

•                  The SecureDrop® Hard Count Module, a coin (hard currency) bucket identification system that enables gaming operators to electronically track, secure and identify all slot machine coin buckets on the casino floor and in the count room.

•                  The SecureDrop® TableCount™ Module, a bill (paper currency) drop box identification system that enables gaming operators to electronically tack, secure and identify all drop boxes on the casino floor and in the count room.

After the introduction of a prototype of the SecureDrop® TableCount™ Module in September 2003, this product was ready for sale at the end of 2003.

Table Game Support Products

Our table game support products are:

•                  The Deck Checker™, a card security device that scans decks of playing cards to ensure an accurate count and verifies that all of the cards are present.

•                  The Random Ejection Shuffler™, a shuffling device that is capable of shuffling between one and eight decks of cards.

•                  The Continuous Random Ejection Shuffler, a shuffling device that continuously shuffles and recycles the same group of between one and eight decks of cards.

We are developing a new version of the Random Ejection Shuffler™ and the Continuous Random Ejection Shuffler, referred to as the RandomPlus™ Shuffler, which will include additional features, such as the switch in power from alternating current, or AC, to direct current, or DC, conversion to an external power supply, redesign of the cabinet, and the addition of an external lever to adjust the shuffler for card thickness.  We anticipate conducting field trials of the RandomPlus™ Shuffler in North America in the second half of 2004.

Furthermore, we are also developing the PokerOne™ Shuffler, which is a shuffling device that is designed for use with single deck poker variation games.  The completed prototype of the PokerOne™ Shuffler was introduced at the Global Gaming Expo in Las Vegas in September 2002.  PokerOne™ is undergoing beta testing in the second quarter of 2004 in Asia, with production anticipated to begin in the second half of 2004.

In connection with the development of the SecureDrop® System, our automated shufflers and Deck Checker™, we have secured five U.S. patents with respect to SecureDrop®, we have secured five U.S. patents with respect to our shufflers, and we have a patent application pending in the United States with respect to the Deck Checker™.  With respect to our shufflers and our Deck Checker™, we have also filed a patent application under the Patent Cooperation Treaty, or PCT, which allows a filer to complete one application where the applicant designates certain countries in which patent protection is desired and which delays filing in these individual foreign countries for up to 30 months from the date of filing in the United States.

We maintain our principal offices at 6830 Spencer Street, Las Vegas, Nevada 89119.  Our telephone number and facsimile number are (702) 733-7195 and (702) 733-7197, respectively.

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

•                                          Increase in the market penetration of our products.  Since we have only recently introduced certain elements of our SecureDrop® System in 2002 and only introduced the Deck Checker™ in early 2003, the market penetration of these products is low.  As a result of the positive feedback received from senior executives from Caesars Entertainment, Inc. (formerly Park Place Entertainment Corporation), the parent company of over 29 casinos internationally, on the installations of the SecureDrop® Soft Count Module in the first half of 2003, our management believes that our products will gain acceptance in the industry, and we are seeking to increase the market penetration of our products.

•                                          Implementation of cost reduction initiatives to increase gross margins.  Through the implementation of cost reduction initiatives, our management believes that the gross margins on our products will improve over time.  The cost reduction initiatives include the following:

•                  Reducing the cost of our component parts through the use of production facilities in China.  By opening an office, manufacturing, assembly, service and warehouse facility in Xiaolan Town in Zhongshan City, China, we propose to shift our component sources to China and lower our costs.  To date, we have shifted the production of over 80% of the components of the SecureDrop® System and our shufflers to China.

•                  Closing two of our five regional service locations and centralizing all technical service functions to our facilities in Las Vegas, Nevada.  The use of five service locations with technicians and customer service representatives for the repair and service of our shufflers has not been cost effective.  By closing the Atlantic City, New Jersey and Miami, Florida service locations and relying more on the use of spare machines, we centralized in Las Vegas all technical service functions.  The remaining service locations will continue to provide non-technical support through customer service representatives.

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

•                  Implementing a new computer system designed to improve productivity through the use of eleven modules, including a financial and manufacturing application.  Our new computer software will provide an integrated control process for purchasing, inventory control and manufacturing in our Las Vegas and China facilities.  The computer system was implemented in Las Vegas and China in the first quarter of 2004.

CASINO REVENUE CONTROL SYSTEM PRODUCTS

SecureDrop® System

We launched our initial versions of the elements of the SecureDrop® Hard Count Module in September 1999.  The Hard Count Module was designed to provide casino operators with time and labor savings, enhanced security and accountability in the slot machine coin collection process.  We subsequently adapted the SecureDrop® System and created the Soft Count Module to apply to the paper currency collection process as well.  The coin collection process and the paper currency collection process are referred to as the hard drop and soft drop, respectively.  As of December 31, 2003, we have units installed to support 24,363 slot machines of the Hard Count Module at 29 properties and units to support 12,021 slot machines of the Soft Count Module at 7 properties, and we are presently negotiating additional contracts to place our SecureDrop® line of products.  We introduced a prototype of the TableCount™ Module at the Global Gaming Expo in September 2003 and the system will be available for sale at the end of the second quarter of 2004.

The SecureDrop® System provides gaming operators with a reliable method of tracking the currency and coin containers from the time currency and coin are removed from the gaming machine or table game to the time they arrive in the casino’s count room.  The SecureDrop® identification and time stamp technology replaces the existing manual methods still used throughout the gaming industry.  The SecureDrop® products are compatible with existing casino systems, including operators with or without online slot accounting systems.  The technology utilizes specially designed bill canisters, drop buckets and drop boxes that house a memory chip that works in conjunction with a sensor base beneath the gaming machine that is mounted in the bill accepter or beneath the gaming table.  The electronic chip system automatically links the canister to the relevant gaming machine or gaming table, or the drop box to the relevant table game, and transfers the data for electronic processing.  Using a specially designed SecureDrop® mobile command center with a built in data-recording device, all of the relevant information is captured from the memory chip.

The SecureDrop® System control software provides a complete tracking and control system for all slot and table game revenue containers on the gaming floor.  The SecureDrop® System control software is responsible for running all of our SecureDrop® System modules.  The SecureDrop® System control software is designed to create a secure environment and maintains all databases and time clocks throughout the system.  Every function can be password protected, and each user can have a completely customized profile for system access.

Based on customer feedback, our management believes that even some of the better operated casinos experience a shortfall in actual coins and bills arriving in the count rooms and that some operators have losses as high as several percentage points of slot and table game revenue.  Based upon feedback from our casino customers, the SecureDrop® System can reduce shortfalls in coins and bills arriving in the casino’s hard and soft count room, and personnel and collection times can be reduced.

One potential limitation on our ability to successfully market the SecureDrop® Hard Count Module could be coinless gaming.  Since 1987, several companies have attempted to develop coinless slot machines.  California tribal casinos used “coinless” slots for eight years until the Native American tribes executed compacts governing the terms of gaming with the Governor of California beginning in May 2000, at which time the California tribal casinos immediately began replacing coinless slot machines with the traditional coin versions.

In 2000, International Gaming Technology introduced the EZ-Pay™ system.  The EZ-Pay™ system (or equivalent systems) attempts to reduce operating costs and machine downtime by providing gaming operators with machines that drop coins for smaller payouts and print tickets for larger, predetermined payouts.  As a result of the issuance of tickets, players are not required to wait for attendants in order to be paid larger payouts and may use their tickets at other machines equipped with the EZ-Pay™ system and the number of slot operations with an online system that use the EZ-Pay™ system continues to grow.  Customer response to the EZ-Pay™ system has been positive.  For example, the Borgata, a joint venture between Boyd Gaming and MGM Mirage, opened in Atlantic City, New Jersey in July 2003 with a totally “coinless” slot floor, further evidencing that coinless technology has been accepted by major casino operators.  Totally “coinless” slot floors would not need SecureDrop® Hard Count Module.  However, to date, a majority of casinos that use EZ-Pay™ or equivalent systems are continuing the use of coins.

We believe that the use of the EZ-Pay™ system (or equivalent systems) could actually result in larger coin drops and enhance the need for the SecureDrop® Hard Count Module where coins are still inserted into the machine because larger payouts would be made by ticket, rather than in coin, which would result in more coin being left in the machine and the drop.  Nevertheless, assuming that the industry’s move toward coinless gaming does result in a reduction of demand for the SecureDrop® Hard Count Module, totally coinless gaming could potentially increase the demand for our SecureDrop® Soft Count Module, which tracks paper, such as paper currency and tickets, rather than coins.  Operators that use the EZ-Pay™ system (or an equivalent system) could elect to use our Soft Count Module because soft drops would still be required.

We believe that in the domestic United States market, the greater emphasis of sales will be the SecureDrop® Soft Count Module due to the growth of coinless slot machines.  In international markets, we intend to focus on our SecureDrop® Hard Count Module and the new TableCount™ Module in the initial time period until we gauge the demand for the Soft Count Module overseas.  We believe that a market exists for the TableCount™ Module in both the domestic and international markets due to the improved revenue control our system provides.

SecureDrop® Soft Count Module

The SecureDrop® Soft Count Module provides a bill (paper currency) canister identification system that enables gaming operators to electronically track, secure and identify all bill canisters on the casino floor and in the count room.  The SecureDrop® time stamp system deters canister switching, theft and loss by recording all phases of the soft drop process, accounting for the bill canister’s removal from the gaming machine, the time the bill canister is in transport and the time of the bill canister’s arrival in the casino’s soft count room.  Through the comprehensive SecureDrop® database system, all bill canisters can be identified, tracked and accounted for with a high degree of security.

The SecureDrop® Soft Count Module works as follows:

•                  First, a new or “cold” electronic bill canister is placed on a specially designed canister base in the gaming machine, and a green light is activated that indicates the beginning of the audit trail.

•                  Second, the full or “hot” electronic bill canister is removed from the gaming machine and then secured in the SecureDrop® transport vault, where a green light indicates the canister has been accepted.

•                  Third, the full canister is monitored by the SecureDrop® transport vault until the electronic bill canister arrives at the casino’s soft count room, where the failure of the canister to arrive will generate a missing canister report.

•                  Fourth, the full canister is placed on the SecureDrop® canister docking station, which downloads the information stored in the canister and clears the memory of the canister.

•                  Fifth, the data is saved to the SecureDrop® software and can then be used to generate reports or can be transferred to an existing slot accounting program.

•                  Sixth, a bar-coded ticket with a hard copy of the audit trail is printed for each “hot” electronic bill canister for accounting purposes.

•                  Lastly, the new or “cold” electronic bill canister is then returned to any gaming machine to begin a new audit trail.

With the SecureDrop® Soft Count Module, canister security is enhanced, canister movement is accounted for, soft count accuracy is improved, and a deterrence against theft is added to the soft count process by creating a complete history of each canister’s movement from the gaming machine to the casino’s soft count room.  Because our Soft Count Module generates a missing canister report before the funds in the soft count room are audited, casinos should know much earlier if there is a missing canister, which allows the casino personnel to immediately implement its procedures to locate the missing canister.  By locating the missing canisters more quickly, the casino should reduce its variances, which are the amount of paper currency in the machines in relation to the amount of funds that should be in the gaming machines according to the records of the casino’s accounting system.

SecureDrop® Hard Count Module

The SecureDrop® Hard Count Module provides a bucket identification system that enables gaming operators to electronically track and identify all buckets and slot machines, secure the coins immediately and we believe, in essence, brings the hard count room to the casino’s slot floor.  The heart of the SecureDrop® Hard Count Module is the electronic bucket featuring the patented SecureDrop® identification technology.  The smart bucket works with enhanced controls inside the slot machine to record the ID number and meter readings of the slot machine.  Specially designed SecureDrop® multi-bin coin vaults are used to secure the coins on the casino’s slot floor.

The SecureDrop® time stamp system helps to deter theft and loss by recording all phases of the drop process.  After the buckets are weighed, that data gathered and the coins secured, the cleared buckets can be returned to any slot machine.  Any coin variance is immediately identified, and steps can be taken to correct the problem.  When used with the SecureDrop® mobile command center, the SecureDrop® Hard Count Module allows operators to utilize a single-bucket drop system.  Using the comprehensive

SecureDrop® database system, all drop buckets can be identified, tracked and accounted for with a high degree of security.

The SecureDrop® Hard Count Module works as follows:

•                  First, an empty electronic bucket is placed on a specially designed base in the gaming machine and a green light is activated, indicating the beginning of the audit trail and the recording of the gaming machine’s identity through a memory chip affixed to the electronic bucket.

•                  Second, the electronic bucket is pulled from the gaming machine and placed on the SecureDrop® mobile command center scale, where a green light acknowledges that all data, including the gaming machine number, the amount of coins in the electronic bucket and any meter information, has been recorded and transferred to the tracking program.

•                  Third, after gathering data, the electronic bucket’s contents are deposited into the SecureDrop® multi-bin coin vault, safely securing coins in seconds instead of hours.

•                  Fourth, upon removal from the scale, the electronic bucket is considered clean and can be placed in any other slot machine.

•                  Fifth, before leaving the slot floor, the drop team can run a missing machine report to ensure the drop has been completed.

•                  Sixth, the data saved to the SecureDrop® software can then be used to generate reports or can be transferred to an existing slot program for further analysis.

With the SecureDrop® Hard Count Module, once the coins are gathered, the only remaining task to complete in the casino’s hard count room is to wrap, bag and rack the coin.  The SecureDrop® conveyor belt system helps automate and streamline this process.  With the SecureDrop® Hard Count Module, security is enhanced, and hard count accuracy is improved.

SecureDrop® TableCount™ Module

The SecureDrop® TableCount™ Module provides a drop box identification system that enables gaming operators to electronically track, secure and identify all table game drop boxes on the casino floor and in the count room.  The SecureDrop® time stamp system deters drop box switching, theft and loss by recording all phases of the table drop process.  The SecureDrop® time stamp accounts for the drop box’s removal from the gaming table, the time the drop box is in transport and the time the drop box arrives in the casino’s soft count room.  Through the comprehensive SecureDrop® database system, all drop boxes can be identified, tracked and accounted for with a high degree of security.

The SecureDrop® TableCount™ Module works as follows:

•                  First, a new or “cold” specially designed electronic drop box is placed at the gaming table, and a green light is activated that indicates the beginning of the audit trail.

•                  Second, the full or “hot” electronic drop box is removed from the gaming table and then secured in the SecureDrop® transport vault (the same vault utilized in the Soft Count Module), where a green light indicates the drop box has been accepted.

•                  Third, the full drop box is monitored by the SecureDrop® transport vault until the electronic drop box arrives at the casino’s soft count room, where the failure of the drop box to arrive will generate a missing drop box report.

•                  Fourth, the full drop box is placed on the SecureDrop® docking station, which downloads the information stored in the drop box and clears the memory of the drop box.

•                Fifth, the data is saved to the SecureDrop® software and can then be used to generate reports or can be transferred to an existing slot accounting program.

•                Sixth, a bar-coded ticket with a hard copy of the audit trail is printed for each “hot” electronic drop box for accounting purposes.

•                Lastly, the new or “cold” electronic drop box is then returned to any gaming table to begin a new audit trail.

As explained above, the SecureDrop® TableCount™ Module enhances drop box security, accounts for drop box movement and improves the accuracy of the table count by creating a complete history of drop box movement from the gaming table to the casino’s soft count room.

Market for the SecureDrop® System

The world gaming machine market is complex and segmented based on different machines in terms of technology, winnings, payout, range of bets and losses and regulatory environments.  Our management believes that the current market for elements of the SecureDrop® System encompasses all casinos, gaming halls or other venues that feature 100 or more coin and/or paper money based gaming machines.  We believe that there is a worldwide market for our SecureDrop® Hard and Soft Count Modules for the operators of any properties containing a significant number of slot machines and gaming devices.  We believe that there are in excess of 600,000 gaming machines currently in use in the United States and that the total number of gaming machines in use throughout the rest of the world is significantly greater.  We further estimate that the potential market for the SecureDrop® TableCount™ Module consists of the approximately 41,000 gaming tables worldwide.  In addition, through the development of additional products and features for the SecureDrop® System, we believe that we will be able to expand the market for the SecureDrop® System to additional games.  We further believe that with minor modifications the SecureDrop® System may be utilized in non-gaming applications, such as vending machines and arcades.

We believe that in the domestic United States market, the greater emphasis of sales will be the SecureDrop® Soft Count Module.  For example, because its management values the security provided by our technology, Caesars Entertainment, Inc. (formerly Park Place Entertainment Corporation) installed our Soft Count Module even in certain of its gaming machines that accept bills but pay out coins.  In international markets, we intend to focus on our SecureDrop® Hard Count Module in the initial time period until we gauge the demand for the Soft Count Module.

Competition – SecureDrop® System

We believe that the SecureDrop® System is the only method of computerized bucket management and one-step processing of coins and bills on the casino floor.  We believe that the alternative to the SecureDrop® System is the removal of the bucket, transport to the count room and verification of money manually.

TABLE GAME SUPPORT PRODUCTS

Shuffler Product Line

We currently offer the Random Ejection Shuffler™, a batch shuffler, and the Continuous Random Ejection Shuffler, a continuous shuffler.  We began shipping the Random Ejection Shuffler™ in the spring of 1999 and have spent considerable engineering time and resources to improve its speed and reliability.  In the fourth quarter of 2000, we began to ship the Continuous Random Ejection Shuffler.  While we believe that our products have begun to perform to or above design specifications that will satisfy industry demands, we are continuing to improve our shufflers.  Accordingly, we have begun to develop our RandomPlus™ Shuffler, which includes a switch in power from AC to DC, a conversion to an external power supply, a re-design of the cabinet, and the addition of an external lever to adjust the shuffler for card thickness.  We expect to conduct field tests on the new RandomPlus™  Shuffler in the second half of 2004.  We are also currently developing a third shuffler, the PokerOne™ Shuffler, to provide shuffles of pre-dealt hands of cards for specialty poker games.  We are currently conducting field tests of the PokerOne™ Shuffler in Asia and expect to begin sales in foreign markets in the second half of 2004.

We believe that the motivating factors for casino operators to adopt automatic shufflers on gaming tables include the desire to increase dealer productivity, reduce exposure to fraud and cheating by dealers, players or both and reduce reliance on experienced dealers.  The ability to turn more hands, or decisions, per hour and reduce the advantage knowledgeable players have with respect to poor manual shuffles will more likely generate higher “holds,” the percentage of wagers that the casino earns, from automated shufflers than from manual shuffles.

Random Ejection Shuffler™ and Continuous Random Ejection Shuffler

When manufacturing shufflers, we begin with a machine that we develop into one of two products.  The Random Ejection Shuffler™ is a batch shuffler that is capable of shuffling between one and eight decks of cards.  With a slight and inexpensive modification, we may convert a batch shuffler into the Continuous Random Ejection Shuffler, which continuously recycles the same group of cards.  Upon conversion, the shuffler may be used as either a batch shuffler or a continuous shuffler.  Both shufflers can accommodate different games of blackjack or baccarat.

The patented technology used in the Random Ejection Shuffler™ is designed to produce an independent card selection in that any card may be ejected from the card tray at any time and restacked in an unpredictable manner.  As a result, clumps, slugs or memorized sequences are eliminated from shuffles.  We believe that this technology negates advantages achieved by expert players.  While most shuffling machines repeat the same mechanical action, each shuffle in the Random Ejection Shuffler™ is random.  In the batch mode, the Random Ejection Shuffler™ can shuffle six decks of cards in approximately three minutes and, due to the speed of the shuffler, neutralize card counting.  Further, through the use of a second batch of cards, the Random Ejection Shuffler™ maintains productivity and reduces downtime due to manual card shuffling.  Through the use of the Random Ejection Shuffler™, we believe that dealer productivity can be increased.

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

We currently offer the Random Ejection Shuffler™ and the Continuous Random Ejection Shuffler for sale and rent to properties within the United States and only for sale to properties in foreign countries.  We offer the Random Ejection Shuffler™ and the Continuous Random Ejection Shuffler for rent only to properties located in the United States.  We have begun to refurbish existing shufflers for sale or lease at reduced rates to take advantage of existing inventory-on-hand.

PokerOne™ Shuffler

To complement our current shufflers, we are developing the PokerOne™ Shuffler, a specialty game shuffler utilizing new and existing technology.  Specialty game shufflers are only used in single deck poker variation games such as Caribbean Stud™, Let It Ride™, Pai Gow Poker and Three Card Poker.  The PokerOne™ Shuffler is designed to re-stack the deck and deliver the required number of cards (3, 5 or 7 cards) into packets using a batch system method.  We believe that the PokerOne™ Shuffler will significantly raise the standard for specialty game shufflers and will compete with the Ace® Shuffler, manufactured by Shuffle Master, Inc.  Currently, the Ace® Shuffler is the only specialty game shuffler on the market that has the capability to shuffle a single deck of cards and put the cards into individual packets.  The Ace® Shuffler is also able to verify the total quantity of cards shuffled and the quantity of cards in each packet.

In order to compete with the Ace® Shuffler in terms of the capabilities offered, we have designed the PokerOne™ Shuffler to:

•                  shuffle and prepare the cards into the individual packets required for the specialty poker game;

•                  provide sufficient speed to maintain the pace of the game even if just a single player is playing;

•                  verify the overall quantity of the cards shuffled and the number of cards in each packet; and

•                  verify the actual cards dealt to each player.

The PokerOne™ Shuffler is designed for the active specialty table game market where non-traditional card dealing is accepted.  The PokerOne™ Shuffler will shuffle and deal packets of cards to each player.  An optional vision module will be available in the future to record the individual cards that are dealt to each player and, as a result, allow operators to verify winning hands that receive large payouts.  Since many specialty poker games offer payouts in excess of $100,000, the value in verifying winning hands is substantial.  As a result of the characteristics of the PokerOne™ Shuffler, we believe that we will be able to provide substantially improved speed and security for our customers in the specialty table game market.

The prototype of the PokerOne™ Shuffler was completed and introduced at the Global Gaming Expo in Las Vegas in September 2002.  Beta testing for the PokerOne™ Shuffler is expected to begin in the second quarter of 2004 in Macau.  Introduction for sale in foreign markets will begin in the second half of 2004.

Shuffler Market

We estimate that there are over 41,000 gaming tables worldwide.  We believe that the market penetration of installations of automatic shufflers is low.  We estimate that of the automatic shufflers installed, most of these installations are on specialty gaming tables.  Several companies have introduced automatic shufflers for the general market, but for the most part, these efforts have been unsuccessful.  Since there is low penetration by our competitors in the general gaming table market (blackjack and baccarat tables) to date, we believe that development of a shuffler that overcomes the shortcomings of the current shufflers in the market will lead to an increase in market penetration.

There are several factors that have resulted in low acceptance of automatic shufflers for the general market, including security issues, reliability/productivity and player confidence.  We believe that our technology and ergonomic design will allow our products to overcome these industry concerns:

•            Security.  The design of existing shufflers has proven vulnerable to cheating and card counting schemes.  We believe that our combination of patented computer and mechanical technology safeguards against cheating schemes.  The Random Ejection Shuffler™ produces a computer-generated, random and untrackable shuffle, and the Continuous Random Ejection Shuffler eliminates advantages achieved by knowledgeable players, as each card is available for the next round of play by producing “full” decks of continuously shuffled random cards.  This has the added benefit of giving the casino a higher hold from the gaming table since the shuffler preserves the original odds of each game, which favor the casino.

•            Reliability/Productivity.  Given the paper handling demands placed on card shufflers, shufflers are prone to jamming and breakdown.  We have designed our shufflers to be easily accessed by dealers so they can hand-deal cards until the unit can be put back in service and prevent a table from shutting down.  In addition, the dealer, with little interruption, can easily put the unit back into play in most cases.

•            Player Confidence.  To reduce cheating schemes, many existing shufflers completely cover or shield from players the deck(s) being shuffled, thereby reducing player confidence in a fair game.  The design of our shufflers allows players to see the cards being ejected and re-stacked through a frosted cover without compromising security, which we believe will gain better player acceptance.

Shuffler Installations

As of December 31, 2003, we had installed a net total of 708 units, representing the number of revenue generating shufflers installed at casinos through sale or rental agreements.  Of the units installed as of December 31, 2003, 213 units were installed pursuant to rental agreements, and 495 units were sales.  In terms of location, as of December 31, 2003, we have installed our shuffler in 96 different gaming properties, including the Greektown Casino in Detroit, Michigan; the Excalibur, the Luxor and the Venetian in Las Vegas, Nevada; the Viejas Casino in Alpine, California; the Silver Dollar in Tacoma, Washington; and the Crystal Palace in the Bahamas.

Competition – Shufflers

Competition in the shuffler market is intense.  The shuffler market is divided into two separate segments, traditional table game and specialty table games.  We estimate that Shuffle Master, Inc. is the market leader in both the traditional table game and specialty table game markets and that our other competitors have a small collective market share of the table game market.  With respect to the traditional table game market segment, we compete with Shuffle Master, Inc., which markets the Shuffle Master King™, Ten Stix, Inc., a U.S. company that markets the Pro Shuffler Shuffling System, Casinos Austria Research and Development, an Austrian company that markets the Shuffle Star™ and the One2Six Shuffler, and John Huxley Casino Equipment, Ltd., a United Kingdom company that markets the Quick Draw Shuffling System.  Shuffle Master, Inc. offers the ACE®, which is currently the only product in the specialty table game market.

We believe our shufflers have a competitive advantage over other shufflers with respect to vulnerability to player cheating and card counting, reliability and player satisfaction.  The advantage of our Random Ejection Shuffler™ is that it produces an independent card selection in that any card may be ejected from the card tray at any time and restacked in an unpredictable manner, which eliminates clumps, slugs or memorized sequences from shuffles.  We believe that the technology used in the Random Ejection Shuffler™ negates advantages achieved by expert players.  Because the Continuous Random Ejection Shuffler is continuously recycling the cards, this product provides casino operators heightened security by neutralizing card counters and locaters, while increasing player satisfaction derived from a hand-held game.

The Deck Checker™

The Deck Checker™ is a card security device that specifically scans playing cards to ensure an accurate count and verify that all of the cards in a deck of cards are present.  This innovative product confirms the integrity of each card and will reject any non-conforming cards.  The Deck Checker™ has multiple uses and can be used in the back of the house (casino support departments) to reduce labor costs by expediting the verification process of used cards, or it can be used in the front of the house (the casino floor) to ensure that all table games open with complete and accurate decks, reducing the amount of time it takes to open a table game, thereby increasing productivity.  The Deck Checker™ allows the re-use of playing cards by providing a secure and reliable method of putting used cards back into play, reducing card usage and the associated costs.  In addition, the Deck Checker™ can scan from one deck to up to eight decks at a time, can scan each deck in less than 15 seconds, is programmed for all standard playing cards, accommodates plastic, paper and plastic coated playing cards and is programmed with many standard card games.

The Deck Checker™ has an integrated management system and an on-board storage/vault system.  The integrated management system gives a report for every transaction to provide an audit trail.  Further, the Deck Checker™ requires limited training time, as the machine prompts the user throughout the entire checking process.  Since the Deck Checker™ does not require additional staff, the Deck Checker™ is designed to increase efficiency and shorten the start-of-the-day and the end-of-the-day procedures.

Market and Distribution of the Deck Checker™

Our management estimates that the potential market for the Deck Checker™ to be one machine for every ten table games, or approximately 4,000 machines installed at various casinos around the world.  We currently believe that a large portion of the Deck Checker™ market segment is through rental arrangements, which would potentially provide a source of recurring revenue to us.  In November 2002, we entered into a five-year agreement with TCS Aces, an Australian subsidiary of Technical Casino Services, Ltd., a United Kingdom company that distributes gaming equipment worldwide, under which the Deck Checker™ will be distributed internationally.  As of December 31, 2003, we had 59 units of the Deck Checker™ installed at 17 casinos, 42 of which were purchased and 17 of which were rented.

Development and Production of the Deck Checker™

Pursuant to a professional services agreement, Industrial Research Limited of New Zealand has agreed to assist us in the development, manufacture and assembly of the Deck Checker™.  The complete manufacturing of the Deck Checker™ will now take place in our China facility.

Competition – Deck Checker™

We believe that the Deck Checker™ is the only product of its kind in the gaming industry at this time.  We have been issued one patent each in the United States and South Africa and have five patent applications pending in the United States, Australia, Canada, China and Europe.

RESEARCH AND DEVELOPMENT

Our research and development facilities were moved to our Las Vegas headquarters at the end of June 2003.  We anticipate that the development and production of our products will be more efficient as a result of this consolidation of our research and development functions and the opening of our facility in China.  Our current research and development emphasis is to improve our existing product lines, complete PokerOne™ Shuffler and the SecureDrop® TableCount™ Module, and develop the next generation of the Random Ejection Shuffler™ and the Continuous Random Ejection Shuffler.  We expect our research and development expenses to increase as we develop a new shuffler, the RandomPlus™ Shuffler, for release in 2004.

REGULATION AND LICENSING

The gaming industry is a highly regulated industry and is subject to numerous statutes, rules and regulations administered by the gaming commissions or similar regulatory authorities of each jurisdiction.  Generally, companies that seek to introduce gaming products or concepts into such jurisdictions may be required to submit applications relating to their activities or products (including detailed background information concerning controlling persons within their organization) which are then reviewed for approval.  Our products generally fall within the classification of “associated equipment.”  “Associated equipment” is equipment which is not classified as a “gaming device,” but which has an integral relationship to the conduct of licensed gaming.  Regulatory authorities in some jurisdictions have discretion to require manufacturers and distributors of associated equipment to meet licensing or suitability requirements prior to or concurrent with the use of their equipment.  In other jurisdictions, associated equipment must be approved by the regulatory authorities in advance of its use at licensed locations.  We have obtained, or are seeking to obtain, approval of our associated equipment in each jurisdiction in which we conduct business that requires such approval.  As of December 31, 2003, we have been issued key product approvals and approval waivers from several governmental gaming regulators and Native American tribes, as described below.

With respect to the SecureDrop® System, we have received approvals or approval waivers for one or more of the components, or no approvals are required, from ten U.S. state gaming jurisdictions, including Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, Nevada, and North Dakota, and Saskatchewan, Canada.  In addition to the foregoing approvals or approval waivers, we have installed various components of the SecureDrop® System in Argentina, Peru, Russia and Sweden, where the regulatory requirements are minimal.

With respect to our shufflers, we have received approvals for the Random Ejection Shuffler™ and/or the Continuous Random Ejection Shuffler from five state gaming jurisdictions.  The state gaming jurisdictions that have approved the Random Ejection Shuffler™ and the Continuous Random Ejection Shuffler are Indiana and Nevada, and the Random Ejection Shuffler™ is approved in Michigan, Mississippi and Washington.  In addition, Gaming Laboratories International, an independent product testing laboratory, has approved the Random Ejection Shuffler™ for use in South Dakota, Missouri, North Dakota and Oregon, and the Random Ejection Shuffler™ and the Continuous Random Ejection Shuffler for use in Louisiana and Wisconsin.  The PokerOne™ Shuffler, which is still in development, will be subject to similar regulatory approvals to which the Random Ejection Shuffler™ and the Continuous Random Ejection Shuffler are subject.

With respect to the Deck Checker™, approval waivers were obtained from Connecticut, Michigan and Nevada, and approvals were obtained from Indiana and Washington.  In addition, Gaming Laboratories International approved the Deck Checker™ for Arizona and California Native American tribes, Iowa, Illinois, Missouri, North Dakota, Oregon and Wisconsin.

In addition, as of December 31, 2003, we had obtained licenses, approvals or approval waivers from more than 25 Native American tribes with respect to the SecureDrop® System, the shufflers, or Deck Checker™.

Nevada.  The manufacture and distribution of associated equipment for use in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder and various local ordinances and regulations.  These activities are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board and various local, city and county regulatory agencies, which we collectively refer to as the Nevada Gaming Authorities.

The laws, regulations and supervisory practices of the Nevada Gaming Authorities are based upon the following declarations of public policy:

•                                          Preventing any involvement, direct or indirect, of any unsavory or unsuitable persons in gaming or in the manufacture or distribution of gaming devices at any time or in any capacity;

•                                          Strictly regulating all persons, locations, practices and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment;

•                                          Establishing and maintaining responsible accounting practices and procedures;

•                                          Maintaining effective controls over the financial practices of licensees (including requirements covering minimum procedures for internal fiscal controls and safeguarding assets and revenues, reliable record keeping and periodic reports to be filed with Nevada Gaming Authorities);

•                                          Preventing cheating and fraudulent practices; and

•                                          Providing and monitoring sources of state and local revenue based on taxation and licensing fees.

Any changes in these laws, regulations and procedures, depending upon their nature, could have an adverse effect on our operations.

We are not required to register as a publicly traded corporation with the Nevada Gaming Control Board because we do not fall within the definition of a manufacturer of a gaming device.  However, we are currently required to provide a copy of all periodic reports and other filings we make with the Securities and Exchange Commission, or the SEC, to the Nevada Gaming Control Board.  We do not believe that we will be required by the Nevada Gaming Authorities to register since we do not presently manufacture or sell “gaming devices” as defined by the Nevada Gaming Control Act.  Further, even though applications for the approval of associated equipment are subject to a less comprehensive approval process, the Nevada Gaming Control Board may investigate any individual who has a material relationship to, or material involvement with, us in order to determine whether such individual is suitable or should be licensed as a business associate of ours.  Our officers, directors and certain key employees may be required to be licensed or found suitable by the Nevada Gaming Authorities.  The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable.  A finding of suitability is comparable to licensing.  Both require submission of detailed personal and financial information, which is followed by a thorough investigation.  The applicant for licensing or a finding of suitability must pay all costs of the investigation.

In the event that the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that individual.  In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications.  Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

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

Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have the holder’s suitability as a beneficial holder of our voting securities determined if the Nevada Gaming Control Board finds reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada.  The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.  Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada Gaming Control Board may be found unsuitable.  The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner.  In the event that an individual is found to be unsuitable, that individual would be required to transfer or otherwise dispose of all of our stock on such terms as may be required by the applicable Nevada Gaming Authority.

Although we believe that we are not currently required to be licensed by the Nevada Gaming Authorities, other states in which we conduct operations have similar regulatory requirements and statutory schemes with respect to licensing of us and of our key individuals.  The manufacture and distribution of gaming devices and of associated equipment is heavily regulated within the United States, and each jurisdiction in which we conduct business may subject us and our key individuals to licensing requirements similar to those imposed in Nevada.  Our products require different levels of review in each jurisdiction in which we do business, depending on how our products are classified by the applicable gaming authorities in that jurisdiction, and any change in classification of our products by the applicable gaming authorities could cause us to apply for additional, or initial, licenses of us and of our key individuals in that jurisdiction.  Any change in classification of our products by the applicable gaming authorities would have a material effect on our licensing requirements in that jurisdiction and could have a material effect on our ability to continue to do business in that jurisdiction.  In addition, the limitation, conditioning or suspension of any license, approval, or waiver of approval held by us in any of these jurisdictions could (and revocation or denial of any license, approval or waiver of approval would) materially adversely effect our operations and may have a material effect in other jurisdictions in which we previously have obtained licensing, approval, or waivers of approval, as the case may be.

Louisiana, Michigan, Washington, Indiana and Other Jurisdictions.  We currently distribute products in Louisiana, Michigan, Washington, Indiana and other domestic gaming jurisdictions and intend to distribute products in other states and jurisdictions.  Although the regulatory schemes in these jurisdictions are not identical, their material attributes are substantially similar, as described below.

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

We have received a Notice of Administrative Charges and Opportunity for an Adjudicative Proceeding from the State of Washington Gambling Commission.  The administrative charges arose out of our failure to timely deliver certain detailed financial and other information about certain of our larger debtholders, (who were all subsequently repaid in December 2003).  As a result of our failure to timely and completely reply, the Notice of Administrative Charges asserted violations of Washington regulatory provisions that could carry penalties including the suspension or revocation of our Washington license.  We attempted to obtain the requested information from our debtholders but were unable to satisfy the agents of the State of Washington Gambling Commission.  As a result of our repaying the debtholders, the State of Washington Gambling Commission issued an amended Notice of Administrative Charges, which reflected technical modifications to the lender-related charges and included a charge relating to the provision of an automatic card shuffler device to an unlicensed dealer school in Washington.  For more information, see “Item 3.  Legal Proceedings.”

Mississippi.  In many jurisdictions, our key personnel may be subject to licensing requirements, qualification or suitability findings.  In 1999, we began distributing our shufflers in Mississippi through a subsidiary of ours that was licensed at the time.  Subsequently, our shufflers were distributed by a licensed company owned by one of our employees in accordance with then-applicable regulatory guidance permitting the utilization of the separate company.  After discussions with the Mississippi gaming authorities, we concluded that the Mississippi gaming authorities preferred that we become licensed for the distribution of our shuffler products and that the employee-owned company surrender its license.  We initially commenced the licensing application process, but have temporarily asked that our respective pending applications be withdrawn for two reasons.  First, one of our key employees must re-submit corrected materials.  Second, our present revenue stream in Mississippi is not sufficient to justify immediately incurring the significant costs of application, investigation and licensure.  We intend to re-submit our applications for licensure once the key employee has assembled the corrected materials and once potential shuffler revenues in Mississippi rise to a level that justifies incurring the application, investigatory and licensing costs.  We believe that all the foregoing actions will be satisfactorily concluded in due course.  However, pending such licensure, we will not be able to distribute new shuffler products in Mississippi.  We do not currently anticipate that we will be restricted from selling the SecureDrop® or Deck Checker™ product lines in Mississippi, although the Mississippi gaming authorities could take a different position.  In addition, we are in the process of notifying other state gaming regulators of this information.  Other jurisdictions may not have similar inquiries into these facts and circumstances and such proceedings may have a material adverse impact on our ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions.

New Jersey.  We are seeking licensure under the New Jersey Casino Control Act, or the New Jersey Act, to be qualified to manufacture and sell gaming-related products to casinos in New Jersey.  As part of such licensure, parent companies, holding companies and certain officers and directors of the companies are required to be found qualified by the New Jersey Casino Control Commission, or the New Jersey Commission.  The sale and distribution of gaming equipment to casinos in New Jersey is also subject to the New Jersey Act and the regulations promulgated thereunder by the New Jersey Commission.  The New Jersey Commission has broad discretion in promulgating and interpreting regulations under the New Jersey Act.  Amendments and supplements to the New Jersey Act, if any, may be of a material nature, and accordingly may adversely affect the ability of a company or its employees to obtain any required licenses, permits and approvals from the New Jersey Commission, or any renewals thereof.  The current regulations govern licensing requirements, standards for qualification, persons required to be qualified, disqualification criteria, competition, investigation of supplementary information, duration of licenses, record keeping, causes for suspension, standards for renewals or revocation of licenses, standards for approval of gaming related products, equal employment opportunity requirements, fees and exemptions.  An applicant for a gaming related casino service industry license is required to establish, by clear and convincing evidence, financial stability, integrity and responsibility; good character, honesty and integrity; and sufficient business ability and experience to conduct a successful operation.  This burden rests not only with the applicant, but also its directors, officers, management and supervisory personnel, principal employees and stockholders as well as the adequacy of the financial resources of the applicant.  New Jersey licenses are granted for a period of two or four years depending on the length of time a company has been licensed, and are renewable.  The New Jersey Commission may impose such conditions upon licensing, as it deems appropriate.  These include the ability of the New Jersey Commission to require the applicant or licensee to report the names of all of its stockholders as well as the ability to require any stockholders whom the New Jersey Commission finds not qualified to dispose of the stock, not receive dividends, not exercise any rights conferred by the shares, nor receive any remuneration from the licensee for services rendered or otherwise.  Failure of such stockholder to dispose of such stockholder’s stock could result in the loss of the license.  Licenses are also subject to suspension, revocation or refusal for sufficient cause, including the violations of any law.  In addition, licensees are also subject to monetary penalties for violations of the New Jersey Act or the regulations of the New Jersey Commission.

We have submitted an application for licensure in New Jersey.  Upon a satisfactory initial background investigation, we may obtain transactional waiver approval from the New Jersey Commission to engage in specific transactions with New Jersey casinos pending the outcome of the complete investigation of our license application.  The transactional approval process permits us to continue our business with New Jersey casinos uninterrupted upon the completion of the investigation.

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

IGRA classifies games that may be conducted on Native American lands into three categories:

•                                          Class I Gaming;

•                                          Class II Gaming; and

•                                          Class III Gaming.

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

Class III Gaming is permitted on Native American lands if the conditions applicable to Class II Gaming are met and, in addition, the gaming is conducted in conformance with the terms of a written agreement.

IGRA requires states to negotiate in good faith with Native American tribes that seek to enter into a tribal-state compact for the conduct of Class III gaming.  Such tribal-state compact may include provisions for the allocation of criminal and civil jurisdiction between the state and the Native American tribe necessary for the enforcement of such laws and regulations, taxation by the Native American tribe of such activity in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach, standards for the operation of such activity and maintenance of the gaming facility, including licensing, and any other subjects that are directly related to the operation of gaming activities.  The terms of tribal-state compacts vary from state to state.  Tribal-state compacts within one state tend to be substantially similar to each other.  Tribal-state compacts usually specify the types of permitted games, entitle the state to inspect casinos, require background investigations and licensing of casino employees, and may require the tribe to pay a portion of the state’s expenses for establishing and maintaining regulatory agencies.

On March 7, 2000, California voters approved California’s tribal gaming initiative known as Proposition 1A, and California’s constitution was amended to allow the Governor to compact with tribes for the operation of casinos including the operation of traditional slot machines.  Since then, the Governor, with legislative approval, has entered into compacts with significant number of California tribes.  We have approvals for certain California Native American casinos and applications for additional licenses are pending.

Changes in federal, state or tribal laws or ordinances may limit or otherwise materially affect the types of gaming that may be conducted on Native American land.  In addition, numerous lawsuits nationwide seek to limit or expand Native American gaming activities, the outcomes and impacts of which cannot be predicted.  In this regard, on March 1, 2004, the United States Supreme Court declined to consider on appeal recent decisions made by the Eighth Circuit and the Tenth Circuit of the United States Court of Appeals.  Previously, the Eighth Circuit of the United States Court of Appeals held that the Federal Johnson Act of 1951, as amended by the Federal Gambling Devices Act of 1962 (collectively, the “Federal Acts”) do apply to Class II technological aids, although the court also found that the pull tab player stations at issue in that case were not Federal Acts devices.  In addition, the Tenth Circuit of the United States Court of Appeals held that the Federal Acts did not prohibit the use of technological aids to Class II gaming on Native American land.  As a result of the Supreme Court’s refusal to reconsider the lower court decisions, the sale of Class II technological aids to, and the use of such aids by, Native American tribes have been upheld as legally permissible.

United States-Federal.  The Federal Gambling Devices Act of 1962 makes it unlawful for a person to manufacture, transport, deliver or receive gaming machines, gaming machine type devices and components thereof across interstate lines unless that person has first registered with the Attorney General of the Department of Justice of the United States.  We register annually with the Department of Justice in accordance with the Federal Gambling Devices Act of 1962.

Application of Future or Additional Regulatory Requirements.  In the future, we intend to seek the necessary licenses, approvals and findings of suitability for us, our products and our personnel in other jurisdictions throughout the United States and the world where significant sales are anticipated.  However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained, and if obtained that they will not be revoked, suspended or conditioned or that we will be able to obtain the necessary approvals in a timely manner, or at all, for our future products as they are developed.  If a license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary license, approval or finding of suitability, we may be prohibited from selling our products for use in the respective jurisdiction or may be required to sell our products through other licensed entities at a reduced profit.

MARKETING

As the gaming industry becomes increasingly more competitive, our strategy is to develop cost-effective niche products and services that increase the security, productivity and profitability for the global gaming industry.  As part of our strategy, we offer to lease or sell our products to casinos and other lawful gaming establishments.  In addition, we permit casinos and other purchasers to purchase shufflers through installment sales, whereby purchasers pay a fixed monthly payment for a certain number of months.  We believe that our customers enjoy the flexibility of not having to pay the full cost of the product up front, as a large percentage of our customers who have purchased shufflers have chosen to pay for them in installments.

We have a professional sales team of five full-time employees with extensive gaming industry experience.  In addition, our chief executive officer and senior vice president—slot development both actively participate in sales efforts.  We believe that the most effective sales tactic is to show the potential customer live demonstrations of our products.  As such, when a member of our sales team approaches a potential new customer, the sales representative typically brings one of our mobile showrooms that contains our complete line of products.  Our marketing department supports the sales effort through direct mail advertising and presentations at international trade shows.

CUSTOMER SERVICE

In order to maintain and expand the market presence of our products, we are committed to providing a high level of customer service and support.  We have centralized all of our service functions to Las Vegas, Nevada for the purposes of ensuring uniform repair of our products.  As such, all major technical maintenance on our products is conducted by our technicians in Las Vegas.  In this regard, we have provided our customers with additional back-up products for use until we can return the serviced products to them.

With respect to routine maintenance, we employ three customer service representatives, three service center managers and one technician (in addition to the nine technicians located in Las Vegas) in various locations in the United States.  Our service representatives regularly visit our customers to ensure our products are operating satisfactorily.  In the event that a customer service representative discovers a problem with one of our products, our representative will alert the customer that the equipment needs to be shipped to Las Vegas for repair.  Our service representatives also assist our customers in training dealers and other casino employees how to use our products.

Our standard warranty period is 90 days for our products.  If a problem arises during the warranty period, we will fix the product at no cost, however, it is the customer’s responsibility to ship the product to us.  Certain components that we use to manufacture our products are acquired from third parties, and may contain a longer warranty period.  For example, the warranty period on all memory chips is ten years.

In addition, as explained more fully below, we maintain a training center in Las Vegas to provide support and training to our distributors, who are responsible for servicing their own products.

CUSTOMERS

Our customers are domestic and international casino and gaming operators.  From time to time, however, we evaluate the application of our security products in non-gaming contexts.  In fiscal year 2003, Caesars Entertainment, Inc. (formerly Park Place Entertainment Corporation), our largest customer, accounted for more than 10% of our revenues.  As of and during the twelve months ended December 31, 2003, approximately 17.6% of trade receivables and 13.3% of total sales were concentrated in the Nevada gaming industry among five customers under the common ownership of Caesars Entertainment, Inc.  Our future operations could be affected by adverse changes in the financial condition of, or our relationships with, the commonly owned Nevada gaming customers, or economic, competitive and political conditions in our customers’ respective local areas or the gaming industry, in general.

DISTRIBUTION

We sell and lease our products directly to gaming operators and indirectly through distributors.  In general, except as described below, we depend on distributors to sell our products internationally and on our sales team to sell our products domestically.  Our distributors receive compensation because we sell them our products at a set price that is lower than our direct sale price, and the distributors in turn add a reasonable mark up to our products.  In fiscal year 2003, our direct sales accounted for 85% of our revenue and distributor-based sales accounted for 15%.

We use distributors to gain exposure of our products in certain geographic areas where we believe distributors with a local presence would be more effective than our own sales force.  Management believes that utilizing distributors to sell our products internationally has two main advantages:

•                                          Distributors have the authority to operate in the respective market and are able to address and resolve regulatory compliance issues that may arise in a timely manner; and

•                                          Distributors have the internal infrastructure and superior contacts necessary to effectively sell our products in certain markets.

Accordingly, we have entered into various international exclusive and semi-exclusive distributorship agreements with respect to our shufflers and the SecureDrop® System with companies in Uruguay, certain Canadian provinces, Australia and New Zealand.  In addition, we have entered into an exclusive five-year agreement with TCS Aces for the worldwide distribution of the Deck Checker™, excluding North America and the Caribbean Islands.  With respect to distribution of our SecureDrop® System in Asia, we have entered into an oral sub-distributorship agreement with the RGB Group.  With respect to distribution of our shufflers in Asia, we have entered into three oral non-exclusive distributor agreements and in the future may explore having our sales team pursue selling shufflers directly in the Asian market.

We have also entered into exclusive and non-exclusive relationships with certain domestic distributors with respect to the distribution of the SecureDrop® System in Arizona, Colorado, New Mexico and Texas, the distribution of the Random Ejection Shuffler™ in Wisconsin and Minnesota, the distribution of the SecureDrop® System in Wisconsin and to all Native American casinos in Michigan, and the distribution of the Deck Checker™ and SecureDrop® in Missouri.

Because it is important to us that our distributors provide excellent customer service, we require our distributors to participate in an extensive training program to ensure that they possess the skills necessary to repair and maintain all of our products.  In this regard, distributors perform the same tasks as our customer service representatives, and in most cases are also responsible for major repairs of our products placed overseas.  As our business grows, we anticipate employing an international support specialist to act as a customer service representative for our overseas customers.

COMPETITION

The gaming industry is extremely competitive.  Although we have assembled an experienced marketing team, which uses its knowledge of the gaming industry to tailor our products and services to the needs of the gaming industry, we compete with many established companies, which possess resources substantially greater than ours.  Generally, we compete with other companies that are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations; greater financial, technical, marketing and other resources; more employees and more extensive facilities than we now have, or will have in the foreseeable future.  Even though our overall strategy is to compete on the basis of quality and price, the competitive pressures of the gaming industry will require us to invest in additional research and development.  The constant need to update and innovate may result in increased costs for and reduced margins on our products and services.

PRODUCT DEVELOPMENT, MANUFACTURING AND ASSEMBLY

At our principal offices, we maintain a state-of-the-art facility for our product development, service and final assembly divisions.  We have 10 full-time employees and one contract person working in research and development of our shufflers, and enhancements to our SecureDrop® product line.  We have 35 full-time and four contract personnel in final assembly, installation and service.  We hire contract personnel on a varied basis depending upon production and installation volume.  In addition, we occasionally engage consultants under certain circumstances to purchase components for, manufacture or package our products.  To facilitate development and assure quality control, we maintain three dedicated laboratory facilities.  Within these labs, we continue to develop additional features to the SecureDrop® System, conduct real-time testing for our shufflers, and test the Deck Checker™.  We also prepare quality assurance analyses and internal product trials at these labs, although the service and refurbishment center for our shufflers is also located on the premises of our principal offices in Las Vegas.

SUPPLIERS

A majority of the components for the SecureDrop® System and our shuffler line are manufactured in facilities in Xiaolan Town in Zhongshan City, China, which are trucked through China, shipped by boat to Long Beach, California, and then trucked to our manufacturing center in Las Vegas, Nevada.  Despite these transportation costs, we believe that having the components used to make our products manufactured in China is much more cost effective than having the supplies manufactured in the United States.  To facilitate the delivery of the components to our principal office in Las Vegas, we have set up an office, assembly and warehouse facility and hired a staff in Xiaolan Town in China.

In addition, certain electronic components used in the production of the boards in our SecureDrop® products are manufactured in Costa Rica.  However, we intend to arrange to have this manufacturing transferred to China in the future.

Memory chips, which are used in the bucket of the SecureDrop® System are the raw materials that are the most difficult to obtain and are the most sensitive to price fluctuations.  Currently, Dallas Semiconductor, a company located in Dallas, Texas, supplies these raw materials to us.  Because an interruption in the supply of memory chips could have a material adverse effect on our business, we maintain an adequate supply of chips at our Las Vegas facility to permit us to transition to another supplier.

Components for the manufacture of the Deck Checker™ units are supplied by various vendors in Xiaolan Town in Zhongshan City, China.

INTELLECTUAL PROPERTY

We have secured, and endeavor to secure, to the extent possible, exclusive rights in our products, primarily through federal and foreign intellectual property rights, such as patents, copyrights and trademarks.  We have applied for various other patents with respect to other concepts and products, including potential non-gaming application of our technology.  We believe that our intellectual property is critical to our future profitability and growth.

With respect to the SecureDrop® System, the United States Patent and Trademark Office has issued five patents, Patent Nos. 5,875,879, 6,213,277, 6,328,149, 6,336,544 and 6,675,067.  These patents expire on dates between March 2017 and September 2021.  In addition, there is one patent application on file with the United States Patent and Trademark Office relating to the SecureDrop® System.  On June 26, 2001, we purchased from Technology Development Center, LLC, the worldwide right, title and interest to the patents, pending patent applications and all patent rights to the “Coin Operated Machine Having An Electronically Identified Coin Collection Box” and the “Coin Operated Machine Including a Coin Box Having a Memory Device.” These intellectual property rights relate to the technology utilized in our SecureDrop® product line.

With respect to our shufflers, the United States Patent and Trademark Office has issued five patents, Patent Nos. 5,584,483, 5,676,372, 6,019,368, 6,293,546, and 6,299,167.  These patents expire on dates between April 2014 and September 2019.  In addition, there are seven patent applications on file with the United States Patent and Trademark Office.  Our shufflers have also been issued two patents in Australia and one patent in Canada.  For additional information with respect to the ongoing litigation involving Shuffle Master, Inc., see “Item 3.  Legal Proceedings.”

With respect to the Deck Checker™, we acquired the rights to the Deck Checker™ pursuant to a purchase and sale agreement dated December 23, 2002 in which we purchased all of the tangible and intangible assets related to the Deck Checker™.  The purchase price was $1,009,800, where $504,900 was payable upon the successful production of five fully operational units of the Deck Checker™ and $500,000 was payable within six months after the first payment is due.  The first payment in the amount of $504,900 was made on August 1, 2003 and the final $500,000 payment was made in February 2004.  In addition to the purchase of these assets, we purchased tooling, inventory and spare parts for $44,800.  In exchange for the payments, the seller has agreed to transfer all of the tangible and intangible assets related to the Deck Checker™ and not to compete with us for 60 months.

There can be no assurance that any of the claims contained in our pending United States or foreign patent or trademark applications will be issued, that any of these rights will not be infringed by others or that already issued patents or trademark registrations will not be invalidated or canceled.  Third parties could infringe on our rights or successfully duplicate our products without infringing on our legal rights.  Many elements incorporated in our proprietary products are in the public domain or otherwise not amenable to legal protection, and the steps taken by us will not, in and of themselves, preclude competition with our proprietary products.

EMPLOYEES

As of December 31, 2003, we had approximately 80 full-time employees in the United States and 22 full-time employees in China, and 4 contract personnel in the United States.  None of our employees are represented by a labor union, and we consider our relationships with our employees to be satisfactory.  All employees have signed confidentiality agreements, which prohibit them from disclosing any of our confidential information at any time during or after their employment with us.

ITEM 2.                             DESCRIPTION OF PROPERTY

We lease approximately 58,725 square feet for our headquarters at 6830 Spencer Street, Las Vegas, Nevada 89119, which houses our corporate offices, including sales and engineering departments, and warehouse space.  The current lease requires payments of approximately $53,000 per month and expires in October 2006.  We have an option for an additional term of five years.

The lease for the Tukwila, Washington service center is for approximately 1,500 square feet, requires monthly lease payments of $1,512 and expires in November 2006.  The lease for the Gulfport, Mississippi service center is for approximately 1,500 square feet, requires monthly lease payments of $725 and ended in August 2003.  We are continuing to lease the property in Mississippi on a month-to-month basis under the same terms.  The lease for the Berkley, Michigan service center is for approximately 1,150 square feet, requires monthly lease payments of $961 and ends in March 2005.

We have leased office, manufacturing and warehouse space in Xiaolan Town in Zhongshan City, Guangdong Province in China to meet our need for cost-saving manufacturing.  The facilities consist of over 7,000 square feet.  The monthly lease payments are an aggregate of approximately $1,200 per month, and the leases end between April and October 2008.  These facilities were opened between April 2003 and January 2004.  We have also leased a corporate house and apartment for the use of management that travel to the China facility.  The lease payments began in November 2003 at approximately $820 per month and end in November 2008.

ITEM 3.                             LEGAL PROCEEDINGS

On March 27, 2002, Shuffle Master, Inc., or Shuffle Master, filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against VendingData in the United States District Court, District of Nevada.  The amended complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining us from infringing on two of Shuffle Master’s patents, an accounting of our gains and profits that resulted from our alleged infringement, and for interest, costs and attorneys’ fees.  The Shuffle Master patents that are at issue in the litigation concern registering use of a playing card shuffler apparatus and the displaying of the use on a display.  We have filed our answer, counterclaims, and amended counterclaims against Shuffle Master.  In our answer, we deny Shuffle Master’s allegation of patent infringement and request that Shuffle Master’s complaint be dismissed.  We also seek, in our amended counterclaim, a declaration that we do not infringe Shuffle Master’s patents and that Shuffle Master’s patents and certain of its related claims are invalid.  We further assert counterclaims against Shuffle Master for breach of contract and violation of the Uniform Trade Secrets Act.  On May 20, 2002, the United States District Court, District of Nevada denied Shuffle Master’s motion for preliminary injunction against us.  Discovery in this litigation is now closed.  On May 28, 2003, we filed a motion for summary judgment requesting that the court dismiss the case against us.  The hearing for our motion for summary judgment was taken off calendar pending a ruling by a magistrate judge with respect to a October 24, 2003 claim construction hearing to determine the scope and definition of the patent claims at issue.  As of the date of this annual report, the magistrate judge had the matter under advisement.

Inasmuch as Shuffle Master has asserted patent infringement claims and we have reasonable defenses, we cannot predict whether we will prevail in this litigation, nor whether damages, if awarded, would significantly impact our ability to continue to manufacture and sell particular products within the United States and its territories.  Similarly, we cannot predict whether Shuffle Master will assert other patents it may currently or in the future own, nor can we predict the likely outcome of any such litigation or whether any such substantial litigation would have a material adverse effect on our business as presently conducted or as anticipated.  See “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors and Forward-Looking Information.”

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

On September 8, 2003, we received a Notice of Administrative Charges and Opportunity for an Adjudicative Proceeding from the State of Washington Gambling Commission.  The administrative charges arose out of our failure to timely deliver certain detailed financial and other information about certain of our larger debtholders, (who were all subsequently repaid in December 2003).  As a result of our failure to timely and completely reply, the Notice of Administrative Charges asserted violations of Washington regulatory provisions that could carry penalties including up to the suspension or revocation of our Washington license.  We attempted to obtain the requested information from our debtholders but were unable to satisfy the agents of the State of Washington Gambling Commission.  While we have continued to cooperate and make efforts to comply with the information requests, we engaged Washington legal counsel to respond to the alleged violations and advise us on procedural and substantive steps we must take.  The State of Washington Gambling Commission issued an amended Notice of Administrative Charges, which reflected technical modifications to the lender-related charges and included a charge relating to the provision of an automatic card shuffler device to an unlicensed dealer school in Washington.  Nevertheless, we believe that a tentative settlement has been reached, although no formal documents have been executed.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized capital stock consists of 25,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value.  Our common stock and preferred stock may be issued from time to time without action by the stockholders and may be issued for such consideration as may be fixed from time to time by our board.  As of February 29, 2004, we had outstanding 17,187,799 shares of common stock, held by approximately 349 stockholders of record.  We have not issued any shares of our preferred stock.

On December 23, 2002, we filed a Certificate of Change in Number of Authorized Shares of VendingData Corporation with the Nevada Secretary of State in which we consummated a reverse stock split of common stock.  The Certificate of Change in Number of Authorized Shares provided for an effective date of January 3, 2003, for the reverse stock split.  The 1-for-5 reverse stock split affected the outstanding and authorized shares of our common stock.  As a result of the reverse stock split, our authorized capital stock was decreased from 80,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of blank check-preferred stock, par value $0.001, to 16,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of blank-check preferred stock, $0.001 par value, respectively.  Since the reverse stock split decreased the outstanding and authorized shares of our common stock on an equal basis, we were not required to obtain stockholder approval of the reverse stock split.  Accordingly, effective January 3, 2003, our stockholders own one share of common stock for every five shares of common stock owned prior to January 3, 2003.

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

Market Information

Until September 10, 2003, there was no public market for our common stock.  On March 11, 2003, a Form 15c2-11 was filed with the National Association of Securities Dealers, Inc. by Brockington Securities, Inc., a proposed market maker for our common stock.  After clearing the comments from the National Association of Securities Dealers, Inc., our common stock became eligible for quotation on the OTC Bulletin Board on September 10, 2003.  The closing bid for our common stock on the OTC Bulletin Board was $4.00 on March 26, 2004, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent an actual transaction.

The following table sets forth the high and low closing bid prices of our common stock, as reported by the OTC Bulletin Board, during the periods indicated.

Calendar Quarter Ended	Low	High
December 31, 2003	$3.70	$6.20
September 30, 2003(1)	$2.25	$4.38

(1) Represents the high and low closing bid prices for our common stock from September 10, 2003, when our common stock became eligible for quotation on the OTC Bulletin Board, to September 30, 2003.

We have entered into lockup agreements with certain stockholders and directors.  In connection with our public offering in 1998/99, certain stockholders have agreed not to sell or transfer 366,881 shares of common stock until such time as the Commissioner of the Department of Corporations of the State of California consents to the sale or transfer of such shares.

In connection with our December 2003 public offering of up to 5,500,000 shares of common stock, the Pennsylvania Securities Commission required our directors, executive officers and beneficial holders of 5% or more of our equity securities to enter into a lock-in agreement.  Pursuant to such agreement, our directors, executive officers and certain stockholders agreed not to sell or transfer 8,552,184 equity securities for a period of four years or until such time that we are listed on the New York Stock Exchange, the American Stock Exchange or other national stock exchange as defined in Rule 146(b) of the General Regulations under the Securities Act of 1933, or the Nasdaq National Market System.  Beginning two years after the completion date of our offering of up to 5,500,000 shares of common stock, two and one-half percent of the restricted equity securities may be released each quarter pro rata among our directors, executive officers and beneficial holders of 5% or more of our equity securities.  All remaining restricted equity securities will be released on the fourth anniversary of the completion date of our offering of up to 5,500,000 shares of common stock.  Our current intention is to apply for listing of our common stock on the American Stock Exchange as soon as practicable.

We and certain of our directors and officers also agreed for a period of 180 days from December 11, 2003, the effective date of the registration statement covering our offering of up to 5,500,000 shares of common stock, without the prior written consent of Philadelphia Brokerage Corporation, not to sell or transfer any shares of our common stock, or any securities convertible into or exchangeable or exercisable for our common stock, not to file any registration statement under the Securities Act of 1933 with respect to the disposition of our common stock or securities convertible into or exchangeable for our common stock, and not to enter into any swap or any other agreement that transfers the economic consequence of ownership of our common stock or any securities convertible into or exchangeable for common stock.

Common Stock

As of February 29, 2004, there were 17,187,799 shares of our common stock outstanding and approximately 349 stockholders of record.  The holders of our common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders.  We do not allow cumulative voting of any kind, and are not required to do so under Nevada law.  Subject to preferences that may be applicable to any then outstanding preferred stock, the holders of our common stock will be entitled to receive dividends, if any, as may be declared from time to time by our board out of legally available funds.  Upon liquidation, dissolution, or winding up of our operations, the holders of our common stock will be entitled to a pro rata share of our assets that are legally available for distribution after payment of all debts and other liabilities and subject to the prior rights of any preferred stock then outstanding.  The holders of our common stock have no preemptive, subscription, redemption, or conversion rights.

Preferred Stock

We are authorized to issue 10,000,000 shares of undesignated preferred stock.  We have not issued any shares of our undesignated preferred stock and have no present plans to issue shares of our undesignated preferred stock.  Without further action by our stockholders, our board is empowered to issue one or more series of undesignated preferred stock with such rights, preferences, restrictions and privileges as may be fixed by the board.  The issuance of the undesignated preferred stock could adversely affect the rights, including voting rights, of the holders of our common stock and could impede an attempted takeover of VendingData Corporation.  We, however, have agreed not to offer preferred stock to executive officers, directors or beneficial holders of 5% or more of our equity securities, or to a person who is an affiliate or associate of an officer, director or beneficial holder of 5% or more of our equity securities, except on the same terms offered to all other existing or new stockholders.  We have further agreed that any issuance of preferred stock will be approved by a majority of our independent directors who do not have an interest in the transactions and who have access, at our expense, to our outside and/or independent counsel.

Options

We have two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan, which were originally authorized to issue options to purchase an aggregate of 100,000 shares and 20,000 shares, respectively.  Our board approved an increase in the number of shares authorized for issuance under the Amended and Restated 1999 Stock Option Plan to 2,000,000 shares, which our stockholders approved on May 29, 2003.  In July 2003, our board, subject to stockholder approval, approved an increase in the number of shares authorized for issuance under our 1999 Directors’ Stock Option Plan to 300,000.  Pursuant to our stock options plans, as of December 31, 2003, there were options outstanding to purchase 2,107,130 shares of our common stock with a weighted average exercise price per share of $3.32 and options remaining to purchase 192,870 shares of our common stock.

As of December 31, 2003, we have issued 1,951,930 options to purchase our common stock pursuant to our Amended and Restated 1999 Stock Option Plan and 155,200 options pursuant to our Amended and Restated 1999 Directors’ Stock Option Plan.  We cannot make any grants under our stock option plans of options to purchase common stock at an exercise price of less than 100% of the fair market value of our common stock on the date of grant.  With the optionee’s consent, certain options were made subject to the terms and conditions of the Amended and Restated 1999 Stock Option Plan.

Warrants

As of December 31, 2003 we had issued and outstanding warrants to purchase an aggregate of 2,430,000 shares of our common stock at exercise prices ranging from $1.75 to $50.00 per share with a weighted average exercise price per share of $3.13.  The warrants currently outstanding are as follows:

•                                          warrants to purchase 10,000 shares that have an exercise price of $13.00 per share and were issued as part of our private placement of convertible debentures in 2000;

•                                          warrants to purchase 45,000 shares that were issued in March 2001 in conjunction with our purchase of certain technology, have an exercise price of $50.00 per share and are exercisable until March 2006;

•                                          warrants to purchase 240,000 shares that were issued in April 2002 through January 2003 in conjunction with our 2002 private placement of convertible debentures, have an exercise price of $1.75 per share and are exercisable until one year after the repayment or conversion of the relevant convertible debenture;

•                                          warrants to purchase 150,000 shares that were issued pursuant to a consulting agreement in December 2002, have an exercise price of $2.50 per share and are exercisable until December 2005;

•                                          warrants to purchase 900,000 shares that were issued in December 2002 through May 2003 in conjunction with our private placement of 10% senior notes, have an exercise price of $2.25 per share and are exercisable beginning in December 2004 and until December 2007;

•                                          warrants to purchase 375,000 shares that were issued in June 2003 in conjunction with the placement of our 10% senior notes, have an exercise price of $2.25 per share and are exercisable beginning in December 2004 and until December 2007;

•                                          warrants to purchase 50,000 shares that were issued in June 2003 in connection with a bridge financing loan, have an exercise price of $2.25 per share and are exercisable until June 2008;

•                                          warrants to purchase 25,000 shares that were issued in June 2003 in conjunction with the placement of the bridge financing, have an exercise price of $2.25 per share and are exercisable until June 2008;

•                                          warrants to purchase 225,000 shares that were issued in July 2003 in connection with a bridge financing loan, have an exercise price of $2.25 per share and are exercisable until July 2008;

•                                          warrants to purchase 50,000 shares that were issued in September 2003 in connection with a bridge financing loan, have an exercise price of $2.25 per share and are exercisable until July 2008;

•                                          warrants to purchase 75,000 shares that were issued in September 2003 in connection with a bridge financing loan, have an exercise price of $2.25 per share and are exercisable until September 2008;

•                                          warrants to purchase 50,000 shares that were issued in November 2003 in connection with a 30-day extension of a bridge financing loan, have an exercise price of $2.25 per share and will be exercisable until November 2008;

•                                          warrants to purchase 150,000 shares that were issued in November 2003 in connection with a 30-day extension of a bridge financing loan, have an exercise price of $2.25 per share and will be exercisable until November 2008; and

•                                          warrants to purchase 25,000 shares that were issued as of December 2003 in connection with a financial consulting contract, have an exercise price of $2.25 per share and will be exercisable until December 2005.

We have issued demand registration rights with respect to the following: the shares underlying the 9.5% convertible notes due 2004, the shares underlying the 9.5% convertible notes due 2002 and the warrants issued in connection with the notes due 2002, and the shares underlying the 9.5% convertible notes due 2003 and the warrants issued in connection with the notes due 2003.  We have issued piggy-back registration rights with respect to the following: warrants issued in connection with a loan in 2001, warrants issued in conjunction with the extension of a loan in 2002, warrants issued in conjunction with the purchase of certain technology in 2001, warrants issued pursuant to a consulting agreement in 2002, warrants issued in conjunction with our private placement of 10% senior notes due December 15, 2005, warrants issued in conjunction with the placement of our 10% senior notes in 2003, warrants issued in June and July 2003 in connection with bridge loan financings, and warrants issued in conjunction with the placement of the bridge loan financings.  We intend to file a registration statement to register all shares underlying the conversion of notes and the exercise of warrants as soon as practicable in order to remedy any outstanding obligations that we may owe to these holders of registration rights.

Convertible Debentures

From February 1999 through November 2000, we issued two series of unsecured convertible debentures, one series for an aggregate principal amount of $1,500,000 and another series for an aggregate principal amount of $1,800,000.  No convertible debentures are outstanding.  As noted above, these convertible debentures were issued with non-detachable warrants, of which warrants to purchase 10,000 shares of common stock at an exercise price of $13.00 per share remain.  We used the proceeds from this private placement for general corporate purposes and working capital.  We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D thereunder.

From February 2002 through January 2003, we conducted a private placement of 9.5% convertible notes in which we issued notes in the aggregate principal amount of $4,799,995 and warrants to purchase an aggregate of 240,000 shares of our common stock.  The warrants were issued at a rate of 2,500 shares per $50,000 invested.  The convertible notes plus accrued interest were converted into shares of our common stock.  As consideration for the convertible notes, we received $675,000 in cash proceeds and rolled over $4,124,995 in outstanding indebtedness.  We used the cash proceeds for general corporate purposes and working capital.  We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and did not use a broker-dealer.

On November 19, 2003, we received irrevocable elections from holders of convertible notes and debentures, including holders controlled by James E. Crabbe, our chairman of the board, Ronald O. Keil, a director, and Bob L. Smith, a director, to convert convertible notes and debentures in the aggregate principal amount of approximately $5,200,000 and accrued and unpaid interest of approximately $530,000 into shares of our common stock if the minimum number of shares was sold in our offering of up to 5,500,000 shares of common stock.  These holders converted the principal and interest on December 12, 2003 into 3,215,871 shares of common stock.  The 9.5% convertible notes mentioned above were part of the approximately $5,200,000 of convertible debt that was converted in December 2003.

From December 2002 to May 2003, we conducted a private placement of 10% senior notes in the aggregate principal amount of $7,500,000 and warrants to purchase 900,000 shares of common stock.  The warrants were issued at a rate of 6,000 shares per $50,000 invested.  The 10% senior notes required the payment of accrued interest semi-annually in arrears with the principal due on December 15, 2005 and, at any time after December 15, 2004, and until June 15, 2005, may have up to 15% of its then outstanding principal converted into shares of our common stock at a rate of $2.25 per share for a total of 500,000 shares.  We used the proceeds from this private placement to acquire property rights related to the Deck Checker™ and for general corporate purposes and working capital.  We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, Rule 506 of Regulation D thereunder and Regulation S and engaged Philadelphia Brokerage Corporation as the broker-dealer.  In December 2003, $7,110,000 was retired by cash payments of $6,375,000 and $735,000 was converted into 348,885 shares of common stock.  In January 2004, the remainder of the $7,500,000 was converted, which amounted to $390,000 into 173,333 shares.

In June 2003, we secured a 90-day convertible loan from Triage Capital Management LP in the principal amount of $1,000,000 at a 10% interest rate, the principal and all accrued interest of which were due on September 16, 2003.  We also issued warrants to Triage Capital Management LP to purchase 50,000 shares of our common stock at a price of $2.25 per share and agreed to issue additional five-year warrants to purchase 25,000 shares of our common stock at $2.25 per share for each 30-day period that the note remained outstanding past September 16, 2003.  The term of the note was extended until November 20, 2003 in exchange for our issuance of additional five-year warrants to Triage Capital

Management LP to purchase 50,000 shares of our common stock at a price of $2.25 per share.  Under the new terms, Triage Capital Management LP could convert up to 15% of its then outstanding principal amount into shares of our common stock at a rate of $2.25 per share and would be issued additional five-year warrants to purchase 50,000 shares of our common stock at a price of $2.25 per share for each 30-day period that the note remained outstanding past November 20, 2003.  Since the loan remained outstanding at November 20, 2003, we issued a five-year warrant to purchase 50,000 shares of our common stock at $2.25 per share, and the note was extended to December 20, 2003.  On December 18, 2003, we repaid the $850,000 outstanding balance, with Triage Capital Management LP electing to convert 15% of the $1,000,000 note.  The conversion occurred in January 2004.

In July 2003, we borrowed $3,000,000 from Mellon HBV SPV, LLC, an affiliate of Mellon Bank, at a 10% interest rate, the principal and all accrued interest of which are due on November 22, 2003.  At any time until the due date, the holder could convert up to 15% of its then outstanding principal amount into shares of our common stock at a rate of $2.25 per share.  In connection with this transaction, we also issued warrants to purchase 225,000 shares of our common stock at $2.25 per share and agreed to issue additional warrants to purchase 50,000 shares of our common stock with an exercise price of $2.25 per share for each $1,000,000 in principal that remained outstanding after November 22, 2003.  Since the loan remained outstanding at November 22, 2003, we issued a five-year warrant to purchase 150,000 shares of our common stock at $2.25 per share, and the note was extended to December 22, 2003.  On or around December 19, 2003, we repaid the $2,775,000 outstanding balance, with Mellon HBV SPV, LLC electing to convert 7.5% of the note and interest.  The conversion occurred in January 2004.

In October 2003, we issued a promissory note to Triage Offshore Fund, Ltd. in the principal amount of $1,000,000.  The promissory note matured on January 2, 2004 and required the payment of an interest fee in the amount of $50,000 on the maturity date.  Triage Offshore Fund, Ltd. could elect to waive payment of the interest fee in exchange for shares of our common stock at a rate of $2.25 per share.  For each 30-day period that the promissory note remained outstanding after January 2, 2004, Triage Offshore Fund, Ltd. was entitled to a warrant to purchase 25,000 shares of common stock with an exercise price of $2.25 per share.  This note was paid on December 18, 2003.

On November 5, 2003, we issued a promissory note to LC Capital Master Fund, Ltd. in the principal amount of $1,000,000.  The promissory note matured on January 12, 2004 and required the payment of an interest fee in the amount of $50,000 on the maturity date.  LC Capital Master Fund, Ltd. could elect to waive payment of the interest fee in exchange for shares of our common stock at a rate of $2.25 per share.  For each 30-day period that the promissory note remained outstanding after January 12, 2004, LC Capital Master Fund, Ltd. was entitled to a warrant to purchase 25,000 shares of common stock with an exercise price of $2.25 per share.  This note was paid on December 19, 2003.

We agreed to issue a promissory note convertible into 177,777 shares of common stock, where the convertible note was issued upon the surrender of two promissory notes in the aggregate amount of $400,000 note held by a charitable foundation for which our Chairman of the Board is one of three trustees.  This conversion took place on December 12, 2003.

Stock Appreciation Rights

In December 1999, we granted to each employee who was employed by us at that time a stock appreciation right to receive an amount of cash based upon the appreciation in value of 100 shares of our common stock with an exercise price of $13.00, which became exercisable in December 2000.  The stock appreciation rights terminate upon the earlier of 180 days after the employee’s death, three years after the employee’s retirement, or the termination of the employee’s employment with us.  As of December 31, 2003, no stock appreciation rights had been exercised.

Dividend Policy

We have never declared or paid cash dividends on our common stock.  We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Equity Compensation Plan Information

With respect to our equity compensation plans, we have adopted the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan, which are authorized to issue 2,000,000 shares and 300,000 shares of our common stock, respectively.

The following table summarizes our equity plan compensation that has been approved by stockholders and has not been approved by stockholders as of December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by stockholders(1)	2,107,130	(2)	$3.32	192,870	(3)

Equity compensation plans not approved by stockholders	—		—	—
Total	2,107,130		$3.32	192,870

(1)   Although stockholders have approved our Amended and Restated 1999 Directors’ Stock Option Plan, an increase in the number of shares authorized for issuance under the plan to 300,000 is subject to stockholder approval.

(2)   Reflects outstanding stock options to purchase 1,951,930 shares of common stock under our Amended and Restated 1999 Stock Option Plan and stock options to purchase 155,200 shares of common stock under our Amended and Restated 1999 Directors’ Stock Option Plan.

(3)   There were 48,070 shares available for future issuance under our Amended and Restated 1999 Stock Option Plan and 144,800 shares available for future issuance under our Amended and Restated 1999 Directors’ Stock Option Plan.

ITEM 6.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our strategy is to develop cost-effective niche products for the global gaming industry.  We focus on products that increase the security, productivity and profitability of casino operations.  Our strategy involves marketing certain of our products for sale or lease, depending on the product, the geographic location of the customer and other factors.  We rely on our internal sales staff and distributor relationships for the sale and rental of our products.  Although we anticipate significant sales development and revenue growth, there is no assurance that we will generate sufficient revenue, cash flow or profit to sustain our operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods.  Actual results could differ from these estimates.  The following is a summary of what our management believes are the critical accounting policies related to our operations.  The application of these policies, in some cases, requires our management to make subjective judgments and estimates regarding the effect of matters that are inherently uncertain.  See Note 1, “Description of Business and Significant Accounting Policies,” to the notes to financial statements included in this annual report for a more detailed discussion of our accounting policies.

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

Revenue Recognition.

We recognize revenue from the sale of our products upon installation and functional testing at customer locations because that is when the customer’s obligation becomes fixed and certain pursuant to our standard contracts for the sale of units of the SecureDrop® System, shufflers and Deck Checkers™.  Sales are recognized immediately when shufflers that are rented are converted to purchases depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 48 months.  The extended warranty and maintenance components that are part of long term sales contracts are unbundled and recognized as deferred revenue amortized over the remaining life of the sales agreement after the initial 90-day warranty as required by the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  The useful life of our shufflers and Deck Checkers™ is five years with proper maintenance; the life can be extended with the replacement of component parts.  If the customer does not possess the required creditworthiness or an established payment history with us, we would then book the revenue as an installment sale and recognize it over time as payments are received.  Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms.  All rental contracts are cancelable upon 30-day written notice by the customer.  Maintenance expense for rental units is recorded in the period it is incurred.  Although sales are not generally made with a right to return, upon occasion, usually associated with the performance warranty, sales returns and allowances are recorded after returned goods are received and inspected.  We provide currently for estimated warranty repair costs associated with sales contracts.  Although there are no extended warranties offered for our products, we do provide for maintenance contracts that are billed and recognized on a monthly basis.

Intangible Assets.

FAS 142 requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  We have acquired patent rights for various products since 2001 and acquired the patent rights for the Deck Checker™ for $1,004,900 in the third quarter of 2003.  We have estimated an economic useful life of 10 years for the Deck Checker™ patents.  We currently amortize our intangible assets on a straight-line basis over the estimated useful lives of 10 years.

Warranties.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

Indebtedness of Others.  Among other things, Interpretation No. 45 supplements the requirements of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, relating disclosure with respect to product warranties.  As part of the normal sale of our products, we have provided our customers with product warranties.

Stock-Based Compensation.

We currently have two stock option plans.  No stock-based employee compensation expense for stock options was reflected in net income for years prior to 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.  The impact of the adoption of the fair value method of accounting for stock-based compensation was an increase to stock-based compensation expense of approximately $101,420 for the twelve-month period ended December 31, 2003.  This stock compensation expense was recorded in general and administrative expenses.

FINANCIAL CONDITION

During the twelve months ended December 31, 2003, total assets increased by $16,093,432, from $8,066,746 at December 31, 2002 to $24,160,178 at December 31, 2003.  Accounts receivable (trade) increased from $106,791 to $2,354,054 between December 31, 2002 and December 31, 2003.  The primary reasons for the increase in trade receivables were the installation of the SecureDrop® System at Paris Las Vegas and Bally’s Las Vegas, the conversion of shuffler rentals to purchases and the sale of Deck Checkers™ on terms.  Inventories have increased during the current period by $2,300,363 from $1,850,051 at December 31, 2002 to $4,150,414 at December 31, 2003.  The increase is primarily due to the purchase of 200 Deck Checkers™ and related components and SecureDrop® components.

Total liabilities have decreased from $18,109,398 at December 31, 2002 to $9,914,953 at December 31, 2003.  Accounts payable increased from $1,084,637 at December 31, 2002 to $1,727,460 at December 31, 2003 primarily due to costs associated with our December 2003 offering of up to 5,500,000 shares of common stock, the purchase of the intellectual property for the Deck Checker™ and the components for 100 Deck Checker™ units.  Convertible debt decreased from $8,853,072 at December 31, 2002 to $2,368,077 at December 31, 2003 due to the retirement of long- and short-term convertible debt through cash payments and conversion to common stock.  Short-term debt decreased from $904,743 at December 31, 2002 to $270,743 at December 31, 2003 due to the conversion of a short-term note to common stock and the payment of $24,000.

On November 19, 2003, James E. Crabbe, our chairman of the board, Ronald O. Keil, a director, Bob L. Smith, a director, and another stockholder notified us that they each irrevocably elected to convert convertible notes and debentures in the aggregate principal amount and accrued and unpaid interest of approximately $5,730,000 beneficially owned by them into shares of our common stock if the minimum number of shares was sold in our offering of up to 5,500,000 shares of common stock.  In December 2003, the principal and interest under the convertible notes and debentures was converted into 3,215,871 shares of common stock.

Results of Operations - Years Ended December 31, 2003 and 2002

Revenue

For the year ended December 31, 2003, we generated total revenues of $6,710,919, compared to $3,480,299 for the year ended December 31, 2002, an increase of $3,230,620, or 92.8%.  Our revenues for the year ended December 31, 2003 consisted of SecureDrop™ sales of $2,221,962, shuffler rentals of

$1,023,544, shuffler sales of $2,079,420, Deck Checker ™ sales of $1,365,865 and miscellaneous other revenues of $20,128.  The increase in revenue was primarily due to an increase in SecureDrop™ sales of $517,193, an increase in shuffler sales of $1,720,480 and an addition of Deck Checker ™ sales of $1,365,865.

Revenues – SecureDrop™ Sales.  For the year ended December 31, 2003, we generated revenue related to the sale of our SecureDrop™ products of $2,221,962, compared to $1,704,769 for the year ended December 31, 2002, an increase of $517,193, or 30.3%.  The introduction and sale of the SecureDrop™ Soft Count Module in 2002 has attributed to the increase in revenue.  The majority of the revenue was generated by the installations at six casino properties owned by Caesars Entertainment, Inc. (formerly Park Place Entertainment) in Nevada.  Management believes that sales growth will continue if the product is accepted by additional casino companies.

Revenues – Shuffler Sales.  For the year ended December 31, 2003, we generated revenue related to the sale of our shufflers of $2,079,420, compared to $358,940 for the year ended December 31, 2002, an increase of $1,720,480, or 479.3%.  The majority of these sales were from the conversion of shufflers on rent to purchases through long-term sales agreements that range from 24-48 months.  We made a strategic decision to offer our customers the choice to either continue renting or instead to purchase our shufflers for the same monthly payments.  This decision was based on competitive forces in the marketplace and the anticipated introduction of our next generation shufflers in 2004.  By offering some of our customers the ability to trade up to our new shuffler, the RandomPlus™ Shuffler, when approved by the relevant regulatory bodies, we will be able to obtain binding purchase commitments for our shufflers and ensure that our products are not readily replaced with those of our competitors.  We believe that conversions will not contribute to shuffler sales in the future to the same extent conversions did in 2003.  The introduction of the new RandomPlus™ Shuffler in the second half of 2004 will provide a needed addition to our product line.

Revenue – Shuffler Rentals.  For the year ended December 31, 2003, we generated revenue related to the rental of our shufflers of $1,023,544, compared to $1,399,968 for the year ended December 31, 2002, a decrease of $376,424, or 26.9%.  The conversion of rental units to purchases reduced the number of shufflers that were rented throughout the year.  The new RandomPlus™ Shuffler that we anticipate introducing in the second half of 2004 will reverse the trend and increase the number of units that are rented.

Revenue – Deck Checker™.  For the year ended December 31, 2003, we generated revenue related to the sale of our Deck Checker™ of $1,365,865.  As the Deck Checker™  was introduced in the second quarter of 2003, we expect Deck Checker™  sales will continue to grow as the number of jurisdictions that we can sell the product increases and with the anticipated acceptance of the product in the casino industry.

Revenue – Other Income.  For the year ended December 31, 2003, we generated other revenues of $20,128, compared to income of $16,622 for the year ended December 31, 2002, an increase of $3,506.

Cost of Sales

For the year ended December 31, 2003, our cost of sales was $4,171,687, compared to $2,541,130 for the year ended December 31, 2002, an increase of $1,630,557, or 64.2%.  Our cost of sales for the year ended December 31, 2003 included cost of SecureDrop™ sales of $1,089,732, cost of shuffler sales of $412,780, shuffler rental depreciation of $550,165, shuffler service costs of $932,978, manufacturing costs of $635,464, Deck Checker™ costs of $390,935, warranty costs of $6,003 and other expenses of $153,630.  As we transition from a development to an operating company, we are reducing the cost of sales through more efficient purchasing and manufacturing.  The outsourcing of components from China continued the trend of reducing cost of sales through the second and third quarters of 2003.  The gross margin on revenue for the year ended December 31, 2003 was $2,539,232, or 37.8%, compared to the gross margin on revenue for the year ended December 31, 2002 of $939,169, or 27.0%.  The increase in gross margin of $1,600,063 from the year ended December 31, 2002 to the year ended December 31, 2003 reflected increased revenue, increased proficiencies in the production and the installation of our products.

Cost of Sales – SecureDrop™ Sales.  Our cost of SecureDrop™ sales revenue was $1,089,732 for the year ended December 31, 2003 compared to $1,127,160 for the year ended December 31, 2002, representing an decrease of $37,428, or 3.3%.  The gross margin percentage on revenue from SecureDrop™sales revenue was 51.0% in the year ended December 31, 2003 compared to 33.9% for the year ended December 31, 2002.  The increase in gross margin percentage on SecureDrop™ sales revenue resulted primarily from improved efficiencies in the installation of the systems and the introduction of component parts manufactured in China.  The introduction of components built at our China facility will improve the margins in the future.

Cost of Sales – Shuffler Sales.  Our cost of shuffler sales revenue was $412,780 for the year ended December 31, 2003 compared to $51,292 for the year ended December 31, 2002, representing an increase of $361,488, or 704.8%.  The increase in the cost of shuffler sales revenue was due to the increased placement of shuffler units during the year ended December 31, 2003.  The gross margin percentage on revenue from shuffler sales revenue was 80.1% in the year ended December 31, 2003 compared to 85.7% for the year ended December 31, 2002.  The conversion of existing rental shufflers to purchases that had low book values due to depreciation reduced the product cost.

Cost of Sales – Deck Checker™ Sales.  Our cost of Deck Checker™ sales revenue was $390,935 for the year ended December 31, 2003.  The gross margin percentage on revenue from Deck Checker™ sales revenue was 71.4%.  This was the introductory year for the Deck Checker™ product.  We anticipate the move of the manufacture of component parts from New Zealand to China will improve the current margins.

General and Administrative Expenses

For the year ended December 31, 2003, our general and administrative expenses were $6,307,661, compared to $4,455,241 for the year ended December 31, 2002, an increase of $1,852,420, or 41.6%.  The increase in general and administrative expenses related primarily to a $584,202 increase in salaries and related costs, a $438,950 increase in consulting expense, a $336,185 increase in legal and regulatory expenses and a $546,528 increase in finance fees.  The addition of new staff in the finance and legal departments is responsible for the majority of the increase in payroll expense in G&A.  The increases in consulting, finance and legal fees are related to the private placement of debt and the public offering of common stock during 2003.  We anticipate that these costs will not reoccur in 2004.  The increase in legal fees is primarily due to the Shuffle Master lawsuit.

Our general and administrative expenses for the year ended December 31, 2003 consisted of the following: salaries and related costs of $2,096,193; consulting services of $467,922; advertising and marketing costs of $64,563; travel and entertainment costs of $643,550; gaming industry show costs of $116,078; rent of $418,210; repairs and maintenance expense of $84,597; supplies of $147,377; legal and regulatory expenses of $822,411; insurance expenses of $83,923; depreciation and amortization of $448,717; finance fees of $546,528; and other expenses of $367,592.

Research and Development Expenses

For the year ended December 31, 2003, research and development expenses were $1,010,558, compared to $810,327 for the year ended December 31, 2002, an increase of $200,231, or 24.7%.  The increase in research and development expenses was primarily due to the continued development of a new shuffler, the RandomPlus™ Shuffler, and SecureDrop® products.  The trend will continue as we accelerate the introduction of new products in 2004.

Interest Expense

For the year ended December 31, 2003, we incurred interest expenses of $2,891,733, compared to $1,866,387 for the year ended December 31, 2002, an increase of $1,025,346, or 54.9%.  This increase was primarily attributable to the additional debt service as a result of an increase in our outstanding indebtedness during the year ended December 31, 2003.  The retirement and conversion of $20,331,995 in 2003 and early 2004 will reduce this expense by approximately $2.0 million dollars if we do not incur additional debt.

Net Loss

For the year ended December 31, 2003, we had a net loss of $7,812,089 compared to a net loss of $6,192,786 for the year ended December 31, 2002, an increase of $1,619,303, or 26.1%.  The increase in net loss was primarily due to a $1,852,420 increase in general and administrative expenses.  Basic loss per share was $0.96 for the year ended December 31, 2003, compared to $0.81 for the year ended December 31, 2002.  The consulting, finance and legal fees attributable to raising capital in 2003 contributed to approximately $900,000 in expenses while the Shuffle Master lawsuit cost approximately $400,000 in 2003.

Liquidity and Capital Resources

As a result of the public offering and the retirement of debt through cash payments and conversion to common stock in the amount of $17.9 million in 2003, net working capital has increased from a negative $1,716,851 at December 31, 2002 to a positive $10,366,458 at December 31, 2003, as shown in the table below:

	December 31,
	2003	2002
Current Assets

Cash and cash equivalents	$11,526,664	$1,778,297
Current portion of accounts receivable, trade, net of allowance for uncollectibles of $125,530 and $25,530	2,354,054	106,791
Due from affiliate	31,802	30,593
Other receivables	29,836	39,305
Inventories	4,150,414	1,850,051
Prepaid expenses	52,028	236,579
Total current assets	18,144,798	4,041,616

Current portion of leases payable	2,237,073	2,286,243
Accounts payable	1,727,460	1,084,637
Accrued expenses	135,859	385,570
Accrued wages	343,697	249,147
Accrued interest	344,751	461,308
Deferred revenues, current portion	171,875	—
Short-term debt	270,743	904,743
Current portion of convertible debt	2,368,077	—
Customer deposits	178,805	386,819
Total current liabilities	7,778,340	5,758,467

Net working capital	$10,366,458	$(1,716,851)

Sources of Capital

Should our cash on hand plus cash from operations be insufficient during future periods, we anticipate relying upon private and institutional sources of debt and equity, and we may seek public, private and institutional sources of capital for working capital purposes.  During the years ended December 31, 2003 and 2002, our sources of capital included a public stock offering, equipment financing from a third party, short-term notes from stockholders, convertible debentures and other private sources of capital.

With respect to our equipment financing where we have sold and leased back most of our furniture, equipment, tooling and shufflers held for rent, we have received proceeds of $2,988,385 and repaid $2,823,331 for the year ended December 31, 2002 and have received proceeds of $989,820 and repaid $2,754,607 for the year ended December 31, 2003.  As of December 31, 2003, we had outstanding equipment financing of $4,153,796.  These equipment leases have terms of 36 to 39 months and were not recorded as sales because each of the leases included a mandatory buy-back provision.

With respect to our short-term debt, we have received proceeds of $2,264,871 and repaid $650,000 for the year ended December 31, 2002 and have received proceeds of $700,000 and repaid $1,310,000 for the year ended December 31, 2003.  As of December 31, 2003, we had outstanding short-term loans in the aggregate amount of $270,743.  Prior to 2003, we were substantially dependent on short-term loans from our principal stockholder and other directors.  Despite such reliance, neither our principal stockholder nor our directors are obligated to provide additional financing to us, and our principal stockholder and directors are free to decline to fund additional financings to us at any time.  In such event and in the absence of third party financing sources, we may have substantial difficulties in raising additional financings.

With respect to our convertible debentures, we received proceeds of $4,903,076 and $11,050,000 during the years ended December 31, 2002 and 2003, respectively, and have outstanding convertible debentures in the aggregate amount of $2,368,077 as of December 31, 2003.  The recent issuance of convertible debentures includes the following:

•                                          From December 2002 to May 2003, we conducted a private placement of 10% senior notes in the aggregate principal amount of $7,500,000 and warrants to purchase 900,000 shares of common stock.  The warrants were issued at a rate of warrants to purchase 6,000 shares per $50,000 of 10% senior notes sold.  The 10% senior notes require the payment of accrued interest semi-annually in arrears with the principal due on December 15, 2005 and, at any time after December 15, 2004, and until June 15, 2005, holders of these notes may convert up to 15% of their then outstanding principal into shares of our common stock at a rate of $2.25 per share.  In December 2003 and January 2004, we repaid $6,375,000 and issued 522,218 shares of common stock in accordance with the holders’ conversion rights, thereby satisfying our obligations in full.

•                                          In June 2003, we secured a 90-day convertible loan from Triage Capital Management LP in the principal amount of $1,000,000 at a 10% interest rate, the principal and all accrued interest of which were due on September 16, 2003.  We also issued warrants to Triage Capital Management LP to purchase 50,000 shares of our common stock at a price of $2.25 per share and agreed to issue additional five-year warrants to purchase 25,000 shares of our common stock at $2.25 per share for each 30-day period that the note remained outstanding past September 16, 2003.  The term of the note was extended until November 20, 2003 in exchange for our issuance of additional five-year warrants to Triage Capital Management LP to purchase 50,000 shares of our common stock at a price of $2.25 per share.  Under the new terms, Triage Capital Management LP could convert up to 15% of its then outstanding principal amount into shares of our common stock at a rate of $2.25 per share and would be issued additional five-year warrants to purchase 50,000 shares of our common stock at a price of $2.25 per share for each 30-day period that the note remained outstanding past November 20, 2003.  Since the loan remained outstanding at November 20, 2003, we issued a five-year warrant to purchase 50,000 shares of our common stock at $2.25 per share, and the note was extended to December 20, 2003.  On December 18, 2003, we repaid the $850,000 to Triage Capital Management LP and issued shares of common stock pursuant to Triage Capital Management LP’s election to convert 15% of the $1,000,000 note, thereby satisfying our obligations in full.

•                                          In July 2003, we borrowed $3,000,000 from Mellon HBV SPV, LLC, an affiliate of Mellon Bank, at a 10% interest rate, the principal and all accrued interest of which were due on November 22, 2003.  At any time until the due date, the holder could convert up to 15% of its then outstanding principal amount into shares of our common stock at a rate of $2.25 per share.  In connection with this transaction, we also issued warrants to purchase 225,000 shares of our common stock at $2.25 per share and agreed to issue additional warrants to purchase 50,000 shares of our common stock with an exercise price of $2.25 per share for each $1,000,000 in principal that remains outstanding after November 22, 2003.  Since the loan remained outstanding at November 22, 2003, we issued a five-year warrant to purchase 150,000 shares of our common stock at $2.25 per share, and the note was extended to December 22, 2003.  On or about December 19, 2003, we paid the $2,775,000 outstanding balance and issued 100,000 shares of common stock pursuant to Mellon HBV SPV, LLC’s election to convert 7.5% of the note, thereby satisfying our obligations in full.

•                                          On October 9, 2003 and October 21, 2003, we received bridge financing from Triage Offshore Fund, Ltd. in the aggregate principal amount of $1,000,000.  In October 2003, we issued a promissory note in the principal amount of $1,000,000.  The promissory note matured on January 2, 2004 and required the payment of an interest fee in the amount of $50,000 on the maturity date.  Triage Offshore Fund, Ltd. could elect to waive payment of the interest fee in exchange for shares of our common stock at a rate of $2.25 per share.  For each 30-day period that the promissory note remained outstanding after January 2, 2004, Triage Offshore Fund, Ltd. was entitled to a warrant to purchase 25,000 shares of common stock with an exercise price of $2.25 per share.  The proceeds from the bridge financing were used for working capital purposes.  We paid the note on December 18, 2003.

•                                          On November 5, 2003, we received bridge financing from LC Capital Master Fund, Ltd. in the aggregate principal amount of $1,000,000.  The promissory note matured on January 12, 2004 and required the payment of an interest fee in the amount of $50,000 on the maturity date.  LC Capital Master Fund, Ltd. could elect to waive payment of the interest fee in exchange for shares of our common stock at a rate of $2.25 per share.  For each 30-day period that the promissory note remained outstanding after January 12, 2004, LC Capital Master Fund, Ltd. was entitled to a warrant to purchase 25,000 shares of common stock with an exercise price of $2.25 per share.  The proceeds from the bridge financing were used for working capital purposes.  We paid the note on December 19, 2003.

With respect to the public offering of common stock in December 2003, we sold 5,500,000 shares at $5.00 per share to raise approximately $27,500,000.  The net proceeds after all offering and commission expenses were $24,800,000.

Cash Used in Operating Activities.  For the year ended December 31, 2003, net cash used in operating activities was $11,731,150, compared to $5,206,489 for the year ended December 31, 2002.  The cash used in operating activities during the year ended December 31, 2003 resulted from a net loss of $7,812,089, an increase in trade accounts receivable of $3,388,248, an increase in inventory of $2,300,362, an increase in deposits with vendors of $313,936, a decrease in accrued expenses of $249,711, a decrease in accrued expense of $116,557, a decrease in customer deposits of $208,014, offset by depreciation and amortization of $1,053,382, amortization of deferred interest of  $350,739, loss on retirement of assets of $141,460, a non-cash cost of sales expense of $115,890, a decrease in prepaid expenses of $184,551, a decrease in deferred expenses of $5,597, an increase in accounts payable of $311,573, an increase in accrued wages of $94,550, a decrease in other receivables of $8,260 and an increase in deferred revenues of $391,765.  The increase of $6,524,661 in net cash used in operating activities from the year ended December 31, 2002 to the year ended December 31, 2003 resulted primarily from the $1,619,303 increase in net loss, increase in trade accounts receivable, an increase in inventory, an increase in deferred expenses, an increase in accrued expenses, and a decrease in customer deposits offset, in part, by an increase in depreciation and amortization, a decrease in prepaid expenses, a decrease in other assets, and an increase in accounts payable and an increase in deferred revenues.

Net Cash Used In Investing Activities.  For the year ended December 31, 2003, we used net cash in investing activities of $1,567,915 compared to $565,213 for the year ended December 31, 2002.  The net cash used in investing activities during the year ended December 31, 2003 consisted of $939,376 used in the acquisition of plant and equipment, $526,167 used in the acquisition of intangible assets and $102,372 in deposits.

Contractual Cash Obligations.  Our contractual cash obligations under our debt agreements, capital leases and operating leases for the next five years are as follows:

CONTRACTUAL		PAYMENTS DUE BY PERIOD
OBLIGATIONS	TOTAL	1 YEAR	2-3 YEARS	4-5 YEARS	AFTER 5 YEARS

Debt Agreements	$2,983,570	$2,983,570	$0	$0	$0

Capital Leases	4,768,269	2,728,963	2,031,309	7,997	0

Notes Payable	312,459	312,459	0	0	0

Operating	13,953	13,953	0	0	0

TOTAL	$8,078,251	$6,038,945	$2,031,309	$7,997	$0

Outlook

Our ability to maintain adequate liquidity may be dependent upon the success of management’s plans to address and overcome prior operating losses.  Management has developed and refined its 2004 operating plan to increase its sales by expanding its product line and improving its sales efforts domestically and internationally.  Increased sales in the year ended December 31, 2003 show increased acceptance of our product line.  Management has adopted efforts to reduce operating costs through the transfer of manufacturing operations to China and restructuring service functions to reduce labor and rental expense.   Management has focused on financial condition and liquidity improvements through its capital raising efforts in 2003 along with substantial debt reduction and debt conversion, resulting in an improved cash position and substantially reduced indebtedness at December 31, 2003.  As a result of anticipated sales improvements and operating cost initiatives, management believes that we will begin to generate positive operating cash flow during the second half of 2004.  In addition, our financial advisors have expressed confidence that additional capital can be raised by us, if necessary, in 2004 and we have received a one-year commitment for a $3.0 million lease line of credit.

Based on presently known commitments and plans, we believe that we will be able to fund our operations and required expenditures through the fourth quarter of 2004 through cash on hand, cash flow from operations, and cash from private placements of debt or equity or from lease financing sources.  In the event that such sources are insufficient or unavailable, we will need to seek cash from public or private placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues.  No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations in the upcoming year.

Risk Factors and Forward-Looking Information

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements refer to events that could occur in the future and may be identified by the use of words such as “intend,” “plan,” “believe,” correlative words, and other expressions indicating that future events are contemplated.  Such statements are subject to inherent risks and uncertainties, and actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this annual report.  In addition to the other information contained herein, investors should carefully consider the following risk factors.

Risks Related to VendingData

Given our recurring losses and accumulated deficits, we must manage our liquidity.

Our financial statements report recurring losses and accumulated deficits.  Based on presently known commitments and plans, we believe that we will be able to fund our operations and required expenditures through the fourth quarter of 2004 from cash on hand, cash flow from operations and cash from debt or equity financings or from lease financing sources.  The completion of the offering of 5,500,000 shares of common stock in December 2003 allowed us to pay off all bridge financing, to convert approximately $5,730,000 of our convertible debt and accrued interest, to repay our convertible debt, to retire $7,500,000 of our convertible 10% senior notes and still have adequate funds available with which to fund additional product inventory, and use for general corporate purposes.  If we are unable to generate a sufficient amount of sales of our products to fund our operations, we will need to seek cash from private or public placements of debt or equity, institutional or other lending sources, to sell certain assets or to change operating plans to accommodate our liquidity issues.  We may not be able to obtain other liquidity sources as may be necessary to fund our operations in the future.

We have a history of significant operating losses and anticipate continued operating losses, and we may be unable to achieve profitability.

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future.  For the years ended December 31, 2003 and 2002, we have incurred net losses of $7,812,089 and $6,192,786, respectively, and our operations have used $11,731,150 and $5,206,489 of cash, respectively.  As of December 31, 2003 and 2002, we had accumulated deficits of $44,582,347 and $36,770,258, respectively.  If we are unable to generate a positive cash flow in 2004, we will be required to locate additional sources of capital.  If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable.  Revenues may not grow in the future, and we may not generate sufficient revenues for profitability.  If we become profitable, we may not be able to sustain profitable operations.

Even if our operations do not become profitable, we will continue to be obligated to pay our management substantial salaries and benefits.

We currently compensate our executive officers and significant employees with substantial salaries and other benefits and, in the future, may pay increased salaries and benefits.  In 2003, we paid an aggregate amount equal to approximately $1,300,000 to our executive officers and significant employees.  In June and July 2003, we extended our employment agreements for an additional five years with Mr. Blad and an additional three years with seven other key employees.  In February 2004, we expanded our management team with the hiring of Michael Jahnke as Chief Operating Officer.  We intend to continue to pay substantial salaries and benefits to Mr. Blad and certain of our other executive officers and employees.  The payment of such compensation and benefits may be a burden on us and may be a factor in limiting or preventing our profitability.  Upon the expiration of those employment agreements, we may elect to continue compensating management with similar or higher salaries and other benefits.

The demand for our products may be insufficient to generate enough revenues to sustain our operations.

If we fail to generate sufficient demand for our products, we may be unable to sustain operations or generate a return to investors.  Until January 2000, we were in the development stage and derived minimal revenues from our products.  Currently we are an operating company that continues to develop new products.  Since January 2000, our activities have been limited to analyzing and consulting with persons in the gaming industry, developing and manufacturing new products, establishing distribution networks for our products, marketing our products to the gaming industry, and commencing product sales.  During such time, we have derived only limited revenues, which have been insufficient to sustain our operations.  We may not generate sufficient revenue to sustain our operations.  No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for our products.  The overall market may not be receptive to our products, and we may not successfully compete in the target market for our products.

The market has not yet demonstrated significant acceptance of our SecureDrop® System or the Deck Checker™, and these products may never receive market acceptance.

We have not yet demonstrated significant market acceptance of our SecureDrop® System or the Deck Checker™ and may be unable to do so.  We have only sold our SecureDrop® Hard Count Module to a small number of casinos.  The SecureDrop® System Soft Count Module has been slow to sell outside of Nevada.  Even though we have sold units of the SecureDrop® System to various customers in prior periods, newer versions of SecureDrop® products were in beta tests through most of 2002.  We believe that certain barriers and problems occurred that caused us to have problems breaking into the market, including a longer than expected sales cycle, product flaws that we subsequently corrected, and the resistance of gaming company customers to the implementation of unproven technologies.  We have only placed 59 Deck Checker™ units (including 16 rentals) as of December 31, 2003.  The commercial success of our SecureDrop® System and Deck Checker™ will depend upon the degree of market acceptance of these products in the gaming community and will depend on a number of factors, including:

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

Our revenues and receivables are concentrated among a few major customers, which means that our financial condition could deteriorate if any meaningful reduction in the level of sales to any of these customers occurs.

We are substantially dependent upon sales to a few major customers.  In fiscal year 2003, Caesars Entertainment, Inc. (formerly Park Place Entertainment Corporation), our largest customer, accounted for more than 10% of our revenues.  During the year ended December 31, 2003, approximately 17.6% of trade receivables and 13.3% of total sales were concentrated in the Nevada gaming industry among five customers under the common ownership of Caesars Entertainment, Inc.  Any adverse changes in the financial condition of our major customers, any loss of our major customers, or any meaningful reduction in the level of sales to any of these customers could have a materially adverse impact on us.

The acceptance and expansion of coinless gaming may adversely affect the demand for our SecureDrop® Hard Count Module.

Certain gaming operators have tested and employed as part of their current operations certain gaming devices that have totally eliminated the use of coins or tokens, or use a combination of coins and “cashless” vouchers.  The acceptance and expansion of totally coinless gaming devices may reduce the demand for the SecureDrop® Hard Count Module, which is based on coin usage, and may adversely affect our operations in the future.  For example, International Game Technology has introduced the EZ-Pay™ system, which attempts to reduce operating costs and machine downtime by providing gaming operators with machines that drop coins for smaller payouts and print tickets for larger, predetermined payouts.  As a result of the issuance of tickets, players are not required to wait for attendants in order to be paid larger payouts and may use their tickets at other machines equipped with the EZ-Pay™ system or similar systems.  Due to positive customer response, the number of slot operations with online systems that use coinless gaming systems continues to grow.  However, while SecureDrop® Hard Count Module sales may be adversely impacted, we believe demand for our SecureDrop® Soft Count Module has been enhanced.

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

Our ability to compete may be damaged, and our revenues may be reduced if we are unable to protect our intellectual property rights adequately.

Our success depends upon maintaining the confidentiality and proprietary nature of our intellectual property rights.  Our ability to compete may be damaged, and our revenues may be reduced if we are unable to protect our intellectual property rights adequately.  To protect these rights, we rely principally on a combination of:

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

We may not be able to complete development of the PokerOne™ Shuffler.  We are continuing to fine tune this product, and we plan to start the testing phase in Asia by the end of the second quarter of 2004.  We have expended significant time and resources into the development of this product, and our failure to bring about a viable product may limit our long-term revenue growth in our shuffler product line.

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

As a result of the opening of our manufacturing facility in China, we are currently operating in international markets, and we propose to further expand our international sales and operations.  Engaging in business outside of the United States will subject us to the customary risks of doing business in foreign countries.  These risks include fluctuations in foreign currency exchange rates and controls, competitive disadvantages to established foreign businesses with significant current market share and business/customer relationships, nationalization and other economic, tax and regulatory policies of local governments and the possibility of trade embargoes, political instability or war or other hostility, as well as the laws and policies of the United Sates affecting foreign trade and investment.  Any one or more of these factors could materially adversely affect our ability to conduct business outside the United States and therefore our business as whole.

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

Due to our management’s controlling interest in our common stock, our management has the power to control all matters submitted to our stockholders, which renders non-management stockholders’ efforts to effect substantial changes in our company more difficult.

Our executive officers and members of our board beneficially own approximately 9,598,944 shares of common stock, or approximately 53.0% of the outstanding shares of our common stock, assuming exercise or conversion of all options, warrants and convertible debentures held by our executive officers and members of our board that are exercisable within 60 days of February 29, 2004.  Accordingly, these stockholders have the power to control all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions.  This concentration of ownership also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

The loss of our executive officers, significant employees or certain members of our management could adversely impact our operations.

Our success is substantially dependent upon the efforts and skills of Steven J. Blad, our chief executive officer and president, Michael Jahnke, our chief operating officer, and John R. Spina, our chief financial officer and treasurer.  We have entered into employment agreements with Messrs. Blad, Jahnke and Spina and nine other executive officers and significant employees.  However, if we were to lose the services rendered by any of our executive officers or significant employees, key management, product development and sales functions could be adversely affected.  In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need.  An inability to hire and retain quality employees could have a material adverse effect on our business, financial condition and results of operations.

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

There had been no trading market for our common stock until September 10, 2003.  An active trading and/or a liquid market may not be maintained.  In addition, in the event that we are unable to continue as a going concern and our company is dissolved or otherwise terminated, you could lose your investment in our common stock.  Investment in our common stock is at risk of complete loss if our operations are unsuccessful.

Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to resell their shares due to suitability requirements.

Historically, our common stock has been deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934.  Although the closing bid for our common stock on the OTC Bulletin Board on March 26, 2004 was $4.00, our common stock has traded above $5.00 per share during the period from December 2003 through mid-February 2004.  Penny stock may be more difficult for investors to resell.  Penny stocks are stocks:

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

Investors seeking guaranteed dividend-paying investments should not invest in our common stock.

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

We have supplemented the cash deficit arising from our operations with the proceeds of our December 2003 offering of 5,500,000 shares of common stock and will, if necessary, continue to supplement with cash from private or public placements of debt or equity, institutional or other lending sources.  We have also utilized convertible debt securities and warrants to raise capital in the past.  The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders.  In addition, these equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights and preferences in liquidation.  In the event we are required to raise additional funds to support our operations, additional funds may not be available on terms favorable to our company, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our operations or otherwise continue as a going concern.

Shares eligible for sale in the near future may cause the market price for our common stock to decline.

In addition to the number of shares registered through our December 2003 public offering of 5,500,000 shares and the approximately 6,400,000 shares of common stock that we have agreed to register on behalf of certain selling stockholders, we have approximately 7,595,200 shares of common stock that are either freely tradable pursuant to Rule 144(k) of the Securities Act of 1933 or have previously been registered by us through a registration statement filed with the SEC.  As such, the future sale of a substantial number of shares of our common stock in market transactions, or the perception that these sales could occur, may depress the market price for our common stock.  These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future.

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

ITEM 7.                             FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders

VendingData Corporation

We have audited the balance sheet of VendingData Corporation as of December 31, 2003, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of VendingData Corporation as of December 31, 2003, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PIERCY BOWLER TAYLOR & KERN
Piercy Bowler Taylor & Kern
Certified Public Accountants

Las Vegas, Nevada
March 25, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

Board of Directors and Stockholders

VendingData Corporation

I have audited the balance sheet of VendingData Corporation as of December 31, 2002, and the related statements of income, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of VendingData Corporation as of December 31, 2002, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ JAMES E. SCHEIFLEY
James E. Scheifley
Certified Public Accountant

Dillon, Colorado
March 14, 2003

VENDINGDATA CORPORATION

Balance Sheets

December 31, 2003 and 2002

ASSETS	2003	2002
Current assets:
Cash and cash equivalents	$11,526,664	$1,778,297
Current portion of accounts receivable, trade net of allowance for uncollectibles of $125,530 and $25,530	2,354,054	106,791
Due from affiliate	31,802	30,593
Other receivables	29,836	39,305
Inventories	4,150,414	1,850,051
Prepaid expenses	52,028	236,579
Total current assets	18,144,798	4,041,616

Equipment rented to customers, net of accumulated depreciation of $316,245 and $1,406,574	608,555	1,353,925
Property and equipment, at cost, net of accumulated depreciation of $1,859,206 and $1,422,313	1,063,951	593,253
Intangible assets, at cost, net of accumulated amortization of $288,203 and $191,520	1,282,088	352,603
Due from affiliate	118,800	118,800
Accounts receivable, trade, net of current portion, less unamortized discount	1,140,984
Deferred expenses	250,697	100,000
Deposits	1,284,827	868,520
Other assets	265,478	638,029
	$24,160,178	$8,066,746

VENDINGDATA CORPORATION

Balance Sheets

December 31, 2003 and 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	2003	2002

Current liabilities:
Leases payable, current portion	$2,237,073	$2,286,243
Accounts payable	1,727,460	1,084,637
Accrued expenses	135,859	385,570
Accrued wages	343,697	249,147
Accrued interest	344,751	461,308
Deferred revenues, current portion	171,875
Short-term debt	270,743	904,743
Convertible debt, current portion	2,368,077
Customer deposits	178,805	386,819
Total current liabilities	7,778,340	5,758,467

Deferred revenues, net of current portion	219,890
Convertible debt, net of current portion		8,853,072
Leases payable, net of current portion	1,916,723	3,497,859
	9,914,953	18,109,398
Stockholders’ equity (deficiency):
Preferred stock, $.001 par value, 10,000,000 shares authorized
Common stock, $.001 par value, 25,000,000 shares authorized, 16,765,580 and 7,625,814 shares issued and outstanding	16,766	7,626
Additional paid-in capital	58,810,806	26,719,980
Deficit	(44,582,347)	(36,770,258)
	14,245,225	(10,042,652)
	$24,160,178	$8,066,746

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Operations

Years Ended December 31, 2003 and 2002

	Year Ended December 31,
	2003	2002

Sales	$5,667,247	$2,063,709
Rental	1,023,544	1,399,968
Other	20,128	16,622
	6,710,919	3,480,299

Cost of sales	4,171,687	2,541,130
General and administrative	6,307,661	4,455,241
Research and development	1,010,558	810,327
	11,489,906	7,806,698

Loss from operations	(4,778,987)	(4,326,399)

Interest expense, unrelated parties	2,361,991	1,477,765
Interest expense, related parties	529,742	388,622
Loss on disposition of assets	141,369
	3,033,102	1,866,387

Net loss	$(7,812,089)	$(6,192,786)

Basic loss per share	$(0.96)	$(0.81)

Weighted average shares outstanding	8,134,173	7,625,814

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2003 and 2002

Activity	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2002	7,625,814	$7,626	$26,719,980	$(30,577,472)	$(3,849,866)

Net loss for the year 2002				(6,192,786)	(6,192,786)

Balance, December 31, 2002	7,625,814	7,626	26,719,980	(36,770,258)	(10,042,652)

Stock issued for services	75,000	75	168,675		168,750

Stock issued in public offering	5,500,000	5,500	24,839,460		24,844,960

Stock issued for conversion of debt	3,564,766	3,565	6,512,147		6,515,712

Exercise of warrants			76,500		76,500

Warrants issued for service			298,250		298,250

Employee options issued			195,794		195,794

Net loss for the year 2003				(7,812,089)	(7,812,089)
Balance, December 31, 2003	16,765,580	$16,766	$58,810,806	$(44,582,347)	$14,245,225

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Cash Flows

Years Ended December 31, 2003 and 2002

	December 31,
	2003	2002

Net cash used in operating activities	$(11,731,150)	$(5,206,489)

Cash flows from investing activities:
Acquisition of plant and equipment	(939,376)	(562,168)
Acquisition of intangible assets	(526,167)	(3,045)
Deposits	(102,372)
Net cash used in investing activities	(1,567,915)	(565,213)

Cash flows from financing activities:
Proceeds from sale of stock, warrants and options	25,415,504
Proceeds from leases payable	989,820	2,988,385
Repayment of leases payable	(2,754,607)	(2,823,331)
Proceeds from shareholder loans	700,000	2,264,871
Repayment of shareholder loans	(1,310,000)	(650,000)
Repayment of short-term debt	(24,000)
Proceeds from convertible debt	11,050,000	4,903,076
Repayment of convertible debt	(11,019,285)
Net cash provided by financing activities	23,047,432	6,683,001

Increase in cash	9,748,367	911,299
Cash and cash equivalents, beginning of period	1,778,297	866,998
Cash and cash equivalents, end of period	$11,526,664	$1,778,297

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.          Description of Business and Significant Accounting Policies

VendingData Corporation (the “Company”) is in the business of developing and distributing products related to the gaming industry.  The Company’s principal products are electronic card shuffling devices, an electronically identified coin collection bucket and collection cart for use with coin operated gaming and vending devices and a “softcount” collection system for control over soft currency from gaming and vending devices.  The Company operates principally in the United States of America, however, a portion of its revenues are derived from sales to customers in foreign countries.

On December 17, 2002, the Company’s Board of Directors approved a one share for five share reverse stock split.  All shares and per share information included in the accompanying financial statements and notes have been retroactively restated to reflect the reverse stock split.

Cash Equivalents

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.

Estimates

The preparation of the Company’s financial statements requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes which estimates may require revision in future financial statements.

Inventory

Inventory is stated at the lower of cost or market using the first in, first out method.  Finished goods include raw materials, direct labor and overhead.  Raw materials include purchase and delivery costs.  Inventory consisted of the following at December 31, 2003 and December 31, 2002:

	December 31, 2003	December 31, 2002

Raw material	$2,048,707	$1,021,032
Work in progress	2,089,387	731,419
Finished goods	12,320	97,600
	$4,150,414	$1,850,051

Deposits

The amounts of deposits (assets) were $1,284,827 and $868,520 as of December 31, 2003 and 2002, respectively.  The table below sets forth the details of the deposits as of December 31, 2003 and 2002:

Item	December 31, 2003	December 31, 2002
Rent	$42,968	$42,968
Leases	634,519	793,269
Vendors	313,935	—
Other	293,405	32,283
	$1,284,827	$868,520

Property and equipment

Property and equipment (Note 3) is carried at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of 3-5 years.

Patent and trademark costs

Patent and trademark costs (Note 4) are amortized using the straight-line method over an appropriate period pursuant to Statement of Financials Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts and loans receivable, and accounts payable and accruals.  The carrying amounts of these financial instruments approximate fair value because of their short-term maturities or yield interest that approximates market rates.

Revenue recognition

The Company recognizes revenue from the sale of its products upon installation and functional testing at customer locations because that is when the customer’s obligation becomes fixed and certain pursuant to our standard contracts for the sale of units of the SecureDrop® System, shufflers and Deck Checkers™.  Sales are recognized immediately when shufflers that are rented are converted to purchases or there is a long-term contract for new equipment depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 48 months.  The extended warrant and maintenance components that are part of long-term sales contracts are unbundled and recognized as deferred revenue amortized over the remaining life of the sales agreement after the initial 90-day warranty period as required by the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  The useful life of the Company’s shufflers and Deck Checkers™ is five years with proper maintenance; the life can be extended with the replacement of component parts.  If the customer does not possess the required creditworthiness or an established payment history with the Company, the Company would then book the revenue as an installment sale and recognize it over time as payments are received.  Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms.  All rental contracts are cancelable upon 30-day written notice by the customer.  Maintenance expense for rental units is recorded in the period it is incurred.  Although sales are not generally made with a right to return, on occasion, usually associated with the performance warranty, sales returns and allowances are recorded after returned goods are received and inspected.  The Company provides currently for estimated warranty repair costs associated with sales contracts.  The Company does provide for maintenance contracts that are billed and recognized on a monthly basis.

Advertising

Advertising expenses are charged to selling, general and administrative expenses when incurred and were $64,563 and $76,686 for the years ended December 31, 2003 and 2002, respectively.

Stock-based Compensation

The Company currently has two stock option plans (Note 6).  Prior to 2003, those plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations.  No stock-based employee compensation expense for stock options was reflected in operations for years prior to 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.  During the second quarter of 2003, management adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, under the prospective transition method of SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure, effective as of January 1, 2003.

A summary of the pro forma adjustments that reflect the impact of the adoption of SFAS No. 123 is as follows:

	Twelve Months Ended December 31,
	2003	2002

Net loss, as reported	$(7,812,089)	$(6,192,786)
Add—Stock-based employee compensation expense included in reported net loss, net of related tax effects	101,420	—
Deduct—Stock-based employee compensation expense determined under the fair value method	(195,794)	(48,152)
Net loss, pro forma	$(7,906,463)	$(6,240,938)
Basic and diluted net loss per share
As reported	$(0.96)	$(0.81)
Pro forma	$(0.97)	$(0.82)

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

Warranties

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  Among other things, FIN 45 supplements the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, relating disclosure with respect to product warranties.  As part of the normal sale of its products, the Company has provided its customers with product warranties.  The warranties vary on the terms of the sales agreement and by product line.  The Company’s product warranty accrual reflects management’s best estimate of probable liability under our product warranties.  Management determines the warranty accrual on each sale based on known product failure rates of key components, historical experience, service staff costs and other variables that affect the liability.  The following summarizes the accrual of product warranties that is recorded as accrued expenses in the accompanying balance sheet at December 31, 2003 and 2002.

	Twelve Months Ended December 31,
	2003	2002

Opening Balance	$10,151	$14,357
Accruals for Warranties	29,804	15,738
Payments in Period	(27,389)	(19,944)
Balance at end of Period	$12,566	$10,151

Note 2.                    Segments

The segments identified for geographic region-based enterprise-wide data are as follows:

	Year Ended December 31, 2003		Year Ended December 31, 2002
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

North America	$6,001,089	$2,613,111	$3,479,400	$2,015,566
Asia	261,360	310,046	—	—
Europe	300,000	—	—	—
South America	148,470	—	—	—
Australia	—	—	899	—

The Company’s revenues distributed by product are as follows:

Twelve Months Ended December 31, 2003			Twelve Months Ended December 31, 2002
Shufflers	Deck Checkers™	SecureDrop®	Shufflers	Deck Checkers™	SecureDrop®

$3,102,964	$1,365,865	$2,221,962	$1,519,801	$—	$1,704,769

Note 3.                    Property and Equipment

Property and equipment consist of the following at December 31, 2003 and 2002:

	December 31, 2003	December 31, 2002

Furniture and fixtures	$325,769	$240,655
Equipment and vehicles	1,525,475	983,790
Tooling	697,304	541,897
Leasehold improvements	374,609	249,224
	2,923,157	2,015,566
Less accumulated depreciation and amortization	1,859,206	1,422,313
	$1,063,951	$593,253

A substantial portion of the Company’s furniture and equipment are held under capital leases described in Note 5 – Convertible Debt with Warrants and Leases Payable.

Note 4.                      Intangible Assets

FAS 142 requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  The Company has acquired patent rights for various products since 2001 and acquired the patent rights for the Deck Checker™ for $1,004,900 in the third quarter of 2003.  The Company has estimated an economic useful life of ten years for the Deck Checker™ patents.  The Company currently amortizes its intangible assets on a straight-line basis over the estimated useful lives of 10 years.  Amortization taken to date as of December 31, 2003 was $288,203.  The following table sets forth the estimated aggregate amortization expenses for the next five years:

Year	Amortization Expense
2004	$156,390
2005	$156,390
2006	$156,390
2007	$140,853
2008	$138,395

Note 5.                    Convertible Debt with Warrants and Leases Payable

As of December 31, 2003 and 2002, our long-term obligations consist of convertible debt with warrants and capital lease obligations as follows:

	December 31, 2003	December 31, 2002

9.5% unsecured notes payable, convertible into shares of common stock one year after issuance at $13.00 per share, with non-detachable warrants at $13.00 each, all of which have expired except for 10,000 warrants	$1,600,000	$1,600,000
9.5% unsecured notes payable, convertible into common stock at $13.00 per share	3,077	3,077
9.5% unsecured notes payable, convertible into common stock one year after issuance at $1.75 per share, with non-detachable warrants to purchase 2,500 shares at $1.75 for each $50,000 note	—	4,749,995
10% unsecured notes payable, maturing in 2005, convertible into a maximum of 333,334 shares of common stock beginning December 2004 until June 2005, at $2.25 per share, with detachable warrants to purchase 6,000 shares of common stock at $2.25, for each $50,000 note	390,000	2,500,000
10% unsecured notes payable due November 22, 2003 with 15% of its then outstanding principal convertible into common stock at $2.25 per share, with detachable warrants to purchase 225,000 shares at $2.25 and with additional five-year warrants to purchase 50,000 shares of common stock at $2.25 per share for each $1,000,000 in principal that remains after November 22, 2003	225,000	—
10% unsecured note payable due November 20, 2003 with 15% of its then outstanding principal convertible into shares of common stock at $2.25 per share and with additional five-year warrants to purchase 50,000 shares of common stock at $2.25 per share for each 30-day period that the note remains outstanding past November 20, 2003.	150,000	—
	2,368,077	8,853,072
Capitalized lease obligations for leased furniture, tooling and equipment(1) net of deferred interest of $418,873 and $626,526 for December 2003 and December 2002, respectively	4,153,796	5,784,102
	6,521,873	14,637,174
Less current portion	(4,605,150)	(2,286,243)
Long-term portion	$1,916,723	$12,350,931

Footnotes located on following page.

Scheduled maturities of these obligations as of December 31, 2003 and 2002, are summarized as follows:

December 31, 2003	Leases Payable	Convertible Notes Payable	Total

Due during the year ending December 31:
2004	$2,751,848	$2,368,077	$5,119,925
2005	1,826,957	—	1,826,957
2006	204,352	—	204,352
2007	7,977	—	7,977
Minimum future lease payments	4,791,134	—	7,159,211
Less interest component	(637,338)	—	(637,338)
	4,153,796	2,368,077	6,521,873
Less current portion	(2,237,073)	(2,368,077)	(4,605,150)
Long-term portion	$1,916,723	$—	$1,916,723

December 31, 2002	Leases Payable	Convertible Notes Payable	Total

Due during the year ending December 31:
2003	$3,342,209	$—	$3,342,209
2004	2,495,733	1,614,635	4,110,368
2005	1,531,340	4,726,107	6,257,447
2006	—	2,512,330	2,512,330
Minimum future lease payments	7,369,282	8,853,072	16,222,354
Less interest component	(1,585,180)	—	(1,585,180)
	5,784,102	8,853,072	14,637,174
Less current portion	(2,286,243)	—	(2,286,243)
Long-term portion	$3,497,859	$8,853,072	$12,350,931

(1)          The Company has entered into certain sale-leaseback transactions primarily for assets rented to, or intended to be rented to, customers, under operating leases.  Since the leases contained effective mandatory buyback provisions resulting in the Company retaining rights to use these assets in its business for their remaining useful lives, no gain or loss was recognized on the sale-leaseback transactions pursuant to paragraph 17 of the Statements of Financial Accounting Standards (“SFAS”) No. 28 Accounting for Sales with Leasebacks.  The amortization of the assets recorded as capital leases is included with depreciation.  The effective annual interest rates implicit in the capital leases range from 25% to 28%.  The terms of the leases range from 36 months to 39 months.  The Company’s future obligations for capital lease transactions are $2,728,963, $1,826,957, $204,352 and $7,977 in the years 2004, 2005, 2006 and 2007, respectively.

Note 6.                    Stockholders’ Equity

Public Offering.  The company successfully completed a public offering of 5.5 million shares of common stock at $5 per share.  The gross proceeds was $27.5 million with net proceeds after commissions and offering costs was $24.8 million.

Stock Options.  The Company has an aggregate of 651,450 options to purchase common stock at $1.75 per share, 1,012,000 options at $2.50 per share, 50,000 options at $3.00 per share, 95,100 options at $3.90 per share, 5,000 options at $6.00 per share, 110,000 options at $7.50 per share, 76,100 options at $12.50 per share, 107,380 options to purchase common stock at $13.00 per share and 100 options at $15.00 per share outstanding at December 31, 2003.

The following is a summary of transactions involving stock options:

		Shares	Range of Exercise Prices	Average Price
Balance	12/31/00	253,320	$5.00 - $15.00	$10.00

Granted		652,150	$1.75-$13.00	$4.20
Cancelled		70,800	$5.00-$15.00	$5.75
Balance	12/31/01	834,670	$5.00-$15.00	$5.40

Granted		117,550	$1.75-$13.00	$3.80
Cancelled		25,450	$7.50-$13.00	$9.68
Balance	12/31/02	926,770	$1.75-$15.00	$5.09

Granted		1,246,850	$1.75-$3.90	$2.60
Cancelled		66,490	$1.75-$13.00	$8.47
Balance	12/31/03	2,107,130	$1.75-$15.00	$3.51

The weighted average fair value at the date of grant for options granted during 2003 and 2002 as described above were $0.11, $0.24 and $0.75 in 2003 and $0.41 per share in 2002.  The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

	2003	2002
Market value	$2.25-$3.90	$1.75
Expected life in years	3 to 6	3 to 10
Interest rate	2-3%	7%
Volatility	1%	10%
Dividend yield	0.00%	0.00%

The impact of the adoption of the fair value method of accounting for stock-based compensation was an increase to stock-based compensation expense included in selling, general and administrative expenses of approximately $101,420 for the twelve-month period ended December 31, 2003.  As a result of adopting SFAS No. 123 under the prospective transition method of SFAS No. 148, prior periods have not been restated to reflect the impact of the fair value method.

Warrants.  The Company has outstanding an aggregate of 60,000 warrants to purchase common stock at $13.00 per share, 50,000 warrants to purchase common stock at $12.50 per share, 247,500 warrants to purchase common stock at $1.75 per share, 150,000 warrants to purchase common stock at $0.05 per share and 45,000 warrants to purchase common stock at $50.00 per share outstanding at December 31, 2003.  As of December 31, 2003, there were options and warrants outstanding to purchase a total of 4,537,130 shares of common stock with a weighted average exercise price of $3.31 per share.

In addition, as of December 31, 2003, there was indebtedness convertible into 485,536 shares of common stock with a weighted average price of $4.98 per share.

Note 7.                    Income Taxes

At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $43,800,000 that may be offset against future taxable income.  These operating loss carryforwards expire in the years 2010 through 2023.  No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are effectively offset by a valuation allowance of the same amount as a result of significant uncertainties as to their realizability in the future.

The reconciliation of the effective tax rate to the statutory rates is as follows:

	December 31,
	2003		2002
	Amount	%	Amount	%

Income tax benefit at statutory rate of 34%	$2,656,110	34%	$1,428,789	34%
Effect of permanent differences	(23,020)
Change in valuation allowance	(2,633,090)	34%	(1,428,789)	34%

Net deferred tax assets	—	0%	—	0%

	$—		$—

Deferred tax assets (liabilities) are comprised of the following at December 31, 2003 and 2002:

	December 31,
	2003	2002
Operating loss carry forwards	$14,885,000	$11,567,789
Accrued vacation	54,000
Deferred rent	33,000
Depreciation	(12,000)
Less valuation allowance	(14,960,000)	(11,567,789)
	—	—
	$—	$—

Note 8.                    Related Party Transactions

The Company has an employment agreement with its chief executive officer, effective January 1, 2000, that provides for annual compensation of $284,000 through December 31, 2004, at which time the compensation is to be renegotiated.  The agreement also provided for the granting of 20,000 options ($12.50 per share) through 2002 based upon the Company meeting its goals provided by the Board of Directors.  Options were granted in January 2001 for 20,000 shares pursuant to the contract at an exercise price of $7.50 per share.  The Company extended the contract in June of 2003 for an additional five years which included a grant of 500,000 options at an exercise price of $2.50.

In connection with private placements and other transactions in 2002, 2001 and 1999, the Company issued 9.5% unsecured notes payable to certain directors, officers and controlling stockholders, all of which, as described in Note 5, were convertible into and issued together with warrants to purchase shares of the Company’s common stock, in exchange for cash as follows:

	Twelve Months Ended December 31,
	2003	2002

Balance outstanding, beginning of period	$5,942,489	$2,187,789
Notes issued for cash	100,000	6,584,994
Repayments	(260,000)	(100,000)
Conversion	(4,599,996)	(2,730,294)
Balances outstanding, end of period	$1,182,493	$5,942,489
Convertible notes with attached warrants	$1,150,000	$5,299,996
Other notes payable	32,493	642,493
	$1,182,493	$5,942,489

Related party interest expense for the period	$529,742	$388,662

On December 12, 2003, $4,599,996 in convertible 9.5% debt was converted to common stock by related parties.  An additional $444,612 dollars in accrued interest due to the related parties was converted to common stock.  The total number of shares issued for the principal and interest conversion was 2,823,612.

As of December 31, 2003, an officer and director of the Company had an outstanding balance due to the Company in an amount equal to $26,276 that was attributable to disbursements that were made on his behalf for personal expenses over the past five years.  In August, 2003, the officer and director paid $5,040, which represented the net balance due from transactions arising after July 30, 2002, the effective date of the Sarbanes-Oxley Act of 2002.

Note 9.                    Commitments and Contingencies

Building Lease.  The Company is obligated under a building lease agreement until December 31, 2006, with one (1) option to extend for a five-year period.  The lease agreement provides for scheduled increases based, in part on the annual Consumer Price Index.  The Company also leases office space in other locations including China and certain office equipment under operating leases.  Rent expense was $418,210 and $639,392 for the years ended December 31, 2003 and 2002, respectively.

Future minimum rentals, including escalation provisions as of December 31, 2003, under the leases are as follows:

2004	$594,033
2005	$610,185
2006	$626,821

Legal Matters.  On March 27, 2002, Shuffle Master, Inc. filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against the Company in the United States District Court, District of Nevada.  The

complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining the Company from infringing Shuffle Master, Inc.’s patents, an accounting of gains and profits that resulted from the alleged infringement, and for interest, costs and attorneys’ fees.  The Company has filed counterclaims seeking declaratory relief for invalidity of the patents and non-infringement.  The Company cannot predict the likely outcome of this litigation or whether this litigation would have a material adverse effect on our business as presently conducted or as anticipated.

Liquidity Issues.  The Company’s ability to maintain adequate liquidity may be dependent upon the success of management’s plans to address and overcome prior operating losses.  Management has developed and refined its 2004 operating plan to increase its sales by expanding its product line and improving its sales efforts domestically and internationally.  Increased sales in the year ended December 31, 2003 show increased acceptance of the Company’s product line.  Management has adopted efforts to reduce operating costs through the transfer of manufacturing operations to China and restructuring service functions to reduce labor and rental expense.   Management has focused on financial condition and liquidity improvements through its capital raising efforts in 2003 along with substantial debt reduction and debt conversion, resulting in an improved cash position and substantially reduced indebtedness at December 31, 2003.  As a result of anticipated sales improvements and operating cost initiatives, management believes that the Company will begin to generate positive operating cash flow during the second half of 2004.  In addition, the Company’s financial advisors have expressed confidence that additional capital can be raised by the Company, if necessary, in 2004 and the Company has received a one-year commitment for a $3.0 million lease line of credit.

Note 10.             Trade Receivables From Major Customers

As of and during the year ended December 31, 2002, approximately 10.2% of trade receivables and 39% of total sales were the result of a one-time transaction with a single customer.  As of and during the twelve months ended December 31, 2003, approximately 17.6% of trade receivables and 13.3% of total sales were concentrated in the Nevada gaming market among five customers under common ownership.  The Company’s future operations could be affected by adverse changes in the financial condition of, or the Company’s relationships with, the commonly owned Nevada gaming customers, or economic, competitive and political conditions in our customers’ respective local areas or the gaming industry, in general.

Included in accounts receivable, trade, at December 31, 2003, was $3,495,038 (with the non-current portion, $1,140,984), net of unamortized discounts of $44,188.  These receivables, which are payable over periods ranging from 20 months to 35 months, and related revenues arose from the sale of shufflers and Deck Checkers™ to major customers during the twelve-month period ended December 31, 2003, and were discounted in the Company’s financial statements based on the fair value of the products sold resulting in imputed interest rates ranging from 1.08% to 9.55%.

The Company manages its concentrations of credit risk by evaluating the creditworthiness of customers before credit is extended and monitoring it thereafter.  The maximum losses that the Company would incur if a customer failed to pay amounts owed would be limited to the recorded receivables after any allowances provided.

Note 11.             Subsequent Events

Harrah’s New Orleans cancelled a long term sales contract in February 2004 due to performance issues. The contract was executed in the third quarter of 2003 with the recognition of $138,951 revenue for the sale of shufflers. Revenue was reduced for the year ended 2003 for the full amount of revenue that was recognized in the third quarter 2003.

In early February 2004, the State of Nevada initiated a sales/use tax audit of Central and Madison Leasing.  The Company has sold and leased back shufflers and Deck Checkers over the last five years.  The auditor for the State of Nevada is trying to determine at what level a sale tax needs to be collected.  The Company now collects from our customers in Nevada and remits to the State of Nevada.  There is a possibility that if the State of Nevada determines that the sales of the products to the leasing company is the level at which sales/use tax should have been collected there would be a liability that would be passed to the Company from the leasing companies.  The amount of this potential liability could range from a refund of $144,000 to the payment of sales/use tax with interest and penalties up to $500,000.  The Company intends to defend its position in this matter.

Note 12.               Additional cash flow information

	December 31,
	2003	2002

Net loss	$(7,812,089)	$(6,192,786)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,053,382	972,525
Amortization of deferred interest	350,739	402,492
Loss on retirement of assets	141,460
Other non-cash cost	115,890
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,388,248)	22,814
Decrease in other receivables	9,469
Increase in due from affiliate	(1,209)
Increase in inventory	(2,300,362)	(335,978)
Decrease in prepaid expenses	184,551	35,354
Increase in other assets		(65,138)
Increase in deposits	(313,936)	(162,540)
Decrease in deferred expenses	5,597
Increase in accounts payable	311,573	518,210
Decrease in accrued expenses	(249,711)
Increase in accrued wages	94,550
Increase (decrease) in accrued interest	(116,557)	94,312
Increase in deferred revenues	391,765
Decrease in customer deposits	(208,014)	(495,754)
Net cash used in operating activities	$(11,731,150)	$(5,206,489)

Supplemental cash flow information:
Cash paid for interest	$1,636,512	$1,341,044

Non-cash investing and financing activities:
Loans converted into common stock	$6,515,712
Stock issued in exchange for consulting services	$168,750
Outstanding balance on purchase of intangible included in accounts payable	$500,000

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.             CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls.  We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2003 fiscal year.  This evaluation was done with the participation of our chief executive officer and our chief financial officer.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls.  Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control.  The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions.  Based on this evaluation, we concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

(b)                                 Changes in Disclosure Controls and Procedures.  Although there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, we are continuously evaluating means of enhancing our internal controls.  During the twelve months ended December 31, 2003, we added qualified staff to our accounting department, we improved our approval process for accounting entries, and we commenced implementation of MAS-500 integrated financial and manufacturing software application.  MAS-500 will provide an integrated control process for purchasing, inventory control and manufacturing and should improve our financial reporting accuracy and improved timeliness.

PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Ethics that applies to our board of directors, chief executive officer, chief financial officer, controller and any other individuals serving in similar capacities.  The Code of Ethics is designed to serve as the foundation of our standards of behavior and to promote honest and ethical conduct, proper disclosure of financial information in our periodic reports, and compliance with applicable laws, rules, and regulations by our directors and senior officers who have operating and financial responsibilities.

ITEM 10.               EXECUTIVE COMPENSATION

This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders.

ITEM 13.               EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

See exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-KSB, which is incorporated herein by reference.

(b)                                 Reports on Form 8-K.

During the three months ended December 31, 2003, the following Current Reports on Form 8-K were filed:

•             Current Report of Form 8-K filed December 18, 2003 announcing completion of public offering of 5,500,000 shares of common stock;

•             Current Report on Form 8-K filed November 7, 2003 announcing receipt of bridge financing; and

•             Current Report on Form 8-K filed October 27, 2003 announcing bridge financing.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

VENDINGDATA CORPORATION

Date: March 30, 2004	By:	/s/ STEVEN J. BLAD
Steven J. Blad, Chief Executive Officer, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN J. BLAD	Chief Executive Officer, President and	March 30, 2004
Steven J. Blad	Director (Principal Executive Officer)

/s/ JOHN R. SPINA	Chief Financial Officer and Treasurer	March 30, 2004
John R. Spina	(Principal Financial and Accounting Officer)

/s/ JAMES E. CRABBE	Chairman of the Board	March 30, 2004
James E. Crabbe

/s/ RONALD O. KEIL	Director	March 30, 2004
Ronald O. Keil

/s/ BOB L. SMITH	Director	March 30, 2004
Bob L. Smith

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1

Agreement and Plan of Merger dated as of March 6, 1999, by and between the registrant and Casinovations Nevada Incorporated, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 26, 1999.

3.1	Amended and Restated Articles of Incorporation dated July 24, 2000, incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 28, 2000.

3.2	Amended and Restated Bylaws of the registrant dated November 13, 2002, incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 8, 2003.

3.3

Certificate of Change in Number of Authorized Shares filed on December 23, 2002 and effective January 3, 2003, incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 8, 2003.

4.1	Specimen certificate for Common Stock, incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on July 16, 1997.

10.1

Shareholder Agreement dated December 14, 1998, by and between VendingData Corporation and Richard Huson, Bob Smith and Ron Keil, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 26, 1999.

10.2	Form of Warrant Associated with 9.5% Convertible Note Due 2004, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on May 17, 1999.

10.3	First Security Bank of Nevada Master Equipment Lease Agreement, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on August 13, 1999.

10.4

Lease Agreement dated August 19, 1999, by and between the registrant and Spencer Airport Center, LLC for 6830 Spencer incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on November 15, 1999.

10.5	Durable Power of Attorney Granting Voting Rights of the registrant’s Common Stock, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on November 15, 1999.

10.6	Employment Agreement of Steven J. Blad dated August 10, 1999, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on August 13, 1999.

10.7

Form of Warrant, attached as an exhibit to the Stand-By Credit Agreement by and between the registrant and Josephthal & Co. Inc. dated as of February 6, 2001, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 30, 2001.

10.8

Agreement of Purchase and Sale by and between the registrant and Malcolm C. Davenport V dated March 15, 2001, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on May 14, 2001.

10.9

Standby Purchase Agreement by and between the registrant and James E. Crabbe entered into June 15, 2001, incorporated by reference from the registrant’s Registration Statement on Form S-3 filed on June 28, 2001.

10.10	Form of Employment Agreement, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2001.

Exhibit Number	Exhibit Description
10.11

First Amendment to Employment Agreement by and between the registrant and Steven J. Blad entered into on November 20, 2001, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on April 1, 2002.

10.12

Agreement of Purchase and Sale by and among the registrant, Georgina Louise Sangster, William Purton, Dolphin Advanced Technologies Pty Ltd. and Dolphin Products Pty Ltd. dated December 23, 2002, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 31, 2003.

10.13

Form of Warrant to Purchase 6,000 Shares of Common Stock, issued in conjunction with the Registrant’s 10% Note Due December 2005, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 31, 2003.

10.14	Form of Indemnification Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.

10.15	Amended and Restated 1999 Stock Option Plan, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.

10.16	Form of First Amendment to Employment Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.

10.17	Second Amendment to Employment Agreement of Steven J. Blad, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.

10.18	Philadelphia Brokerage Corporation Warrant to Purchase 25,000 Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.

10.19	Financial Advisor Agreement dated March 1, 2003, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.

10.20	Triage Capital Management LP Warrant to Purchase 50,000 Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.

10.21	Mellon HBV SBV, LLC Warrant to Purchase Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.

10.22	Letter Agreement with Industrial Research Limited, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.

10.23	Amended and Restated 1999 Directors’ Stock Option Plan, incorporated by reference from the registrant’s registration statement on Form S-8 filed on September 10, 2003.

10.24

Form of Registration Rights Agreement by and between the registrant and Philadelphia Brokerage Corporation, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.

10.25	Form of Amended Escrow Agreement by and between the registrant and Wells Fargo Bank, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.

10.26	Form of Lock-up, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.

10.27

Acquisition Agreement dated June 26, 2001, by and between the registrant and Technology Development Center, LLC, incorporated by reference from the registrant’s current report on Form 8-K filed on June 29, 2001.

Exhibit Number	Exhibit Description
10.28	Form of Subscription Agreement, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.

10.29

Consulting Agreement dated December 31, 2002, by and between the registrant and John J. Gerard, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.

10.30

First Amendment to Consulting Agreement dated March 31, 2003 by and between registrant and John J. Gerard, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.

10.31	Employment Agreement of Stacie L. Brown, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.

10.32	First Amendment to Employment Agreement of Stacie L. Brown, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.

10.33	Employment Agreement of John R. Spina, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.

10.34	First Amendment to Employment Agreement of John R. Spina, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.

10.35	Philadelphia Brokerage Corporation warrant to Purchase 75,000 Shares of Common Stock, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.

10.36	Distribution Agreement by and between the registrant and TCS Aces Pty Limited, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.

14.1	Code of Ethics

21.1	Subsidiaries of Registrant, incorporated by reference from the registrant’s Annual Report on Form 10-KSB/A filed on April 28, 2003.

31.1	Certification of Steven J. Blad under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John R. Spina under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.