Form 10KSB/A
period 2003-12-31
VENDINGDATA CORP
filed 2004-04-29
CIK 1004673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	17,187,799 shares as of March 31, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

EXPLANATORY NOTE:  VendingData Corporation, a Nevada corporation, is amending its Annual Report on Form 10-KSB, as originally filed with the Securities and Exchange Commission on March 30, 2004, for the purposes of providing the information required by Part III of Form 10-KSB, as such information will not be incorporated by reference to a proxy statement for the company’s 2004 Annual Meeting of Stockholders filed with the Securities and Exchange Commission within 120 days after December 31, 2003.  This amendment does not include items from the original Form 10-KSB that are not being hereby amended.

PART III

ITEM 9.                             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information is furnished with respect to each member of our board of directors, including our chief executive officer who is also a director.  There are no family relationships between or among any of our directors.

Directors

Name	Age	Director Since	Position
Steven J. Blad	52	1998	Chief Executive Officer, President and Director
James E. Crabbe	58	2000	Chairman of the Board of Directors
Ronald O. Keil	71	1998	Director
Bob L. Smith	66	1998	Vice-Chairman of the Board of Directors

Steven J. Blad joined us in October 1996 and served as Vice President of Sales and Marketing until April 1997, when he became our president.  Mr. Blad served in that position until May 1998, when he became our Chief Executive Officer, President and director.  Mr. Blad received a bachelor’s degree in 1973 from Carson Newman.  Prior to joining us in 1996, Mr. Blad was both employed and acted as a consultant in and outside the gaming industry.  Mr. Blad’s gaming experience includes acting as a consultant for Spintek Gaming Technologies, Inc. from October 1994 through September 1996, serving as the Chief Executive Officer of Flagship Games International located in Port Everglades, Florida from July 1987 to July 1991 and serving as the General Manager of Seminole Tribe Bingo Hall on the Big Cypress Reservation in Big Cypress, Florida from April 1984 to May 1986.  He obtained a Masters of Education degree in 1975 from Southern Baptist Graduate School.  From 1975 to 1976, Mr. Blad pursued additional graduate studies at the University of Alabama.

James E. Crabbe became a member and Vice-Chairman of our board in May 2000 and was elected Chairman of our board in August 2001.  Mr. Crabbe is currently engaged in the active management of his personal investment portfolio.  He spent 34 years in the money management business.  In 1980, he co-founded the Crabbe-Huson Group, an investment management company, of which he served as president, portfolio manager and analyst until his retirement from the business in 2000.  Mr. Crabbe earned his bachelor’s degree from the University of Oregon in 1967.  He serves on the board of directors of Viewpoint Corporation, a publicly traded software company.

Ronald O. Keil has been a member of our board since April 1999.  Since March 1995, Mr. Keil has served as Managing Partner of RJL Properties, Inc., which owned and operated four hotels and a mini-storage facility all of which were sold between 1995 and 1997.  In addition, from October 1993 to January 1998, Mr. Keil owned a 142-room Holiday Inn in Idaho Falls and since 1999 has owned and operated Keil’s, Inc., a chain of supermarkets in California.  Mr. Keil is a founder and director of the Bank of Clark County, Oregon.  He earned a bachelor’s degree in Business Administration from Lewis and Clark College and has completed graduate work towards a Master of Business Administration from the University of Oregon.

Bob L. Smith joined our board in May 1998 and served as Chairman of our board from April 1999 until August 2001, when he became Vice-Chairman of our board.  Mr. Smith also serves as Chairman of the Board and Chief Executive Officer of VIP’s Industries, Inc., a company co-founded by Mr. Smith in 1968 that oversees restaurant, hotel and real estate development in five Western states.  Mr. Smith serves on the Boards of Directors of Flying J., Inc., an integrated oil company, and Regency of Oregon (formerly Blue Cross and Blue Shield of Oregon), and previously served on the Boards of

Directors of the Crabbe-Huson Funds, Inc., an investment management company, and Centennial Bank (now Umpqua Bank).  Mr. Smith received a bachelor’s degree in Business Administration from the University of Oregon in 1962.

Executive Officers

H. Michael Jahnke has been our Chief Operating Officer since February 2004.  Mr. Jahnke has spent the past 15 years in senior operating positions of technology companies.  From October 2002 to February 2004, Mr. Jahnke served as vice president of operations, corporate secretary and (acting) CFO for WireCACHE, Inc.  From November 2001 to October 2002,, Mr. Jahnke served as vice president of sales and marketing for Fios, Inc.  Most notably, from July 1989 to September 1999, Mr. Jahnke served as vice president of worldwide sales operations for Sequent Computer Systems, Inc., a global supplier of Intel-based servers for high-volume, transaction-oriented data center applications with 38 worldwide sales offices.  At Sequent, after it was acquired by IBM Corporation, Mr. Jahnke was responsible for the integration of the merger, which resulted in the subsequent formation of IBM’s web server division.

John R. Spina has been our Chief Financial Officer since February 2003 and our Treasurer since April 2003.  Mr. Spina has held senior level positions for over 20 years with major gaming operators such as Harrah’s Entertainment, Inc., Resorts International, Inc., Ameristar Casino, Inc. and Pinnacle Entertainment, Inc.  These positions included Chief Operating Officer, Executive Vice President, Vice President of Information Technology and Senior Vice President of Finance.  Mr. Spina held the position of Executive Vice President of Operations for Ameristar Casinos from 1995 to July 1998.  From August 1998 to October 1999, Mr. Spina held the position of Vice President and General Manager of Hyatt’s Grand Victoria Casino.  From November 1999 to July 2001, Mr. Spina held the position of Vice President and General Manager of Pinnacle Entertainment’s Belterra Casino and he held the position of Chief Operating Officer at Gamecraft Inc. from October 1, 2002 through January 2003.  Mr. Spina earned his bachelor of science and Master of Business Administration degrees from Drexel University.  He is a certified public accountant in the State of New Jersey.

Stacie L. Brown joined us in July 1999, as our Corporate Counsel and serves as our Secretary.  From 1995 to 1999, she was in private practice with Dickerson, Dickerson, Consul & Pocker in Las Vegas, Nevada, where she assisted in the representation of the Las Vegas Convention and Visitors Authority.  Ms. Brown has been admitted to the State Bar of Nevada and the District of Columbia Bar and is admitted to practice before the U.S. District Court, District of Nevada, the U.S. Courts of Appeal for the Ninth and District of Columbia Circuits and the United States Supreme Court.  Ms. Brown earned her Juris Doctor from the University of Michigan Law School in 1995 and received a bachelor’s degree from Ball State University in 1992 majoring in French, Political Science and Telecommunications.

Significant Employees

Robert G. Pietrosanto joined us in January 1999 and is currently our Senior Vice President of Sales.  Previously, Mr. Pietrosanto served as a sales executive for Shuffle Master, Inc. from 1992 to 1999.  In addition, Mr. Pietrosanto held key management positions at several casinos, including Binion’s Horseshoe Casino and Hotel in Las Vegas, Nevada and the Sands Hotel and Casino in Las Vegas, Nevada.  Mr. Pietrosanto studied business administration at Alfred University in Alfred, New York from 1980 to 1983.

D. Dean Barnett joined us in August 1988 and is currently Vice President of Sales.  Previously, Mr. Barnett served as the National Sales Manager for Shuffle Master, Inc. from 1992 to 1999.  In addition, from 1984 to 1992, Mr. Barnett worked for Bally’s Las Vegas, as part of a special management team focused on fraudulent player practices, such as card counting and shuffle tracking.  Mr. Barnett studied business management at the University of Nevada, Las Vegas from 1978 to 1980.

Kenneth R. Dickinson joined us in 1998 and is currently our Senior Vice President of Product Development.  Mr. Dickinson is primarily responsible for the development and implementation of our SecureDrop™ System.  From 1989 to 1998, Mr. Dickinson served as Engineering Manager at Bally Gaming, where he was responsible for the design and development of Bally’s first touchscreen lottery game and the GameMaker, the first of its kind with a multi-game touch screen gaming device.  Mr. Dickinson received a bachelor’s degree in electrical engineering from Michigan Technical University in 1977.

William B. Roquemore joined us in January 1999, and serves as Vice President of Manufacturing.  Before joining us, Mr. Roquemore worked for Softbank Corp. as Site Manager from 1997 to 1999, and served 20 years in the production and service areas of computer electronics manufacturing.  Mr. Roquemore earned a degree in Applied Electronics from the United Electronics Institute in Dallas, Texas in 1978 and also studied manufacturing and quality control at Richland College in Dallas, Texas in 1980.

Jessica N. Neville joined us in September 2001, and serves as Vice President of Marketing and Public Relations.  From October 2000 to September 2001, Mrs. Neville worked in the Marketing and Special Events department at the Four Queens Casino.  Prior to relocating to Las Vegas, Mrs. Neville worked as an Associate Producer at North By Northwest productions in Boise, Idaho from June 1998 to July 2000.  Mrs. Neville earned a bachelor’s degree in Mass Communication and Journalism from Boise State University.

Joseph D. Corradino joined us in November 2000 as Director of Sales/Table Games.  Mr. Corradino has over 26 years of casino experience and has held positions in international and domestic casino management.  Prior to joining us, Mr. Corradino served as Vice President of Casino Operations for the Santa Fe Hotel and Casino from 1992 to 2000.  Before his employment with the Santa Fe Hotel and Casino, he held numerous positions in the gaming industry, including Casino Manager at the Hacienda Hotel from 1989 to 1993, Shift Manager at the Sahara Hotel & Casino from 1985 to 1989, and Casino and Assistant Casino Manager at the Flamingo Beach Casino in the Netherlands Antilles from 1983 to 1984.  Mr. Corradino earned a bachelor’s degree in Transportation, Tourism and Travel from Niagara University in 1971.

Audit Committee

The audit committee is comprised of Messrs. Keil and Smith.  Our audit committee generally meets quarterly, and in 2003, our audit committee held six meetings.  As stated in the audit committee charter, amended as of September 6, 2000, among other things, our audit committee has the responsibility of selecting the firm that will serve as our independent public accountants, approving and reviewing the scope and results of the audit and any nonaudit services provided by the independent public accountants and meeting with our financial staff to review internal control, procedures and policies.

Although we have not identified a member of our audit committee as the audit committee financial expert, we are currently reviewing whether one of our members qualifies as an audit committee financial expert pursuant to Item 401(b)(2) of Regulation S-B.  In addition, we are currently searching for a third member to our audit committee who will also qualify as the audit committee financial expert.

Nominating Committee

In January 2004, our board of directors created a nominating committee and appointed Messrs. Keil and Smith to serve on the nominating committee.  The nominating committee is responsible for assisting our board of directors with respect to the appropriate size and composition of our board and monitoring and making recommendations regarding the performance of our board.  In April 2004, through written consent, our nominating committee recommended Steven J. Blad, James E. Crabbe, Ronald O. Keil and Bob L. Smith as nominees for election to our board of directors at our 2004 Annual Meeting of Stockholders to be held later this year.

Section 16(a) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Exchange Act require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the Securities and Exchange Commission on Forms 3, 4 or 5, as appropriate.  Such persons are required by the regulations of the Securities and Exchange Commission to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock are in compliance with Section 16(a) of the Exchange Act for the year ended December 31, 2003 with the exception of the late filing of a Form 4 for James E. Crabbe for a transaction occurring on August 26, 2003.

Code of Ethics

We have adopted a Code of Ethics that applies to our board of directors, chief executive officer, chief financial officer, controller and any other individual serving in similar capacities.  The Code of Ethics is designed to serve as the foundation of our standards of behavior and to promote honest and ethical conduct, proper disclosure of financial information in our periodic reports, and compliance with applicable laws, rules, and regulations by our directors and senior officers who have operating and financial responsibilities.

ITEM 10.                      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our Chief Executive Officer and our other executive officers earning in excess of $100,000 for services rendered in all capacities during fiscal years ended December 31, 2003, 2002, and 2001.  We provide certain perquisites and other personal benefits to some or all of our executives.  The unreimbursed incremental cost to us of providing perquisites and other personal benefits did not exceed, as to any of the executives for any year, the lesser of $50,000 or 10% of the total salary and bonus paid to such executive for such year.

	Annual Compensation			Long -Term Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options/SARs	All Other Compensation
		($)	($)	(#)	($)
Steven J. Blad	2003	282,000	7,800	500,000	—
Chief Executive Officer,	2002	282,000	—	133,000	—
President and Director	2001	282,000	—	219,000	—

John R. Spina	2003	149,603	—	75,000	—
Chief Financial Officer	2002	—	—	—	—
	2001	—	—	—	—

Stacie L. Brown	2003	118,940	—	25,000	—
Corporate Counsel and	2002	114,918	—	7,400	—
Secretary	2001	101,547	—	14,200	—

Option Grants In Last Fiscal Year

The following table sets forth information regarding grants of stock options during the fiscal year ended December 31, 2003 made to the named executive officers.  Material items governing option grants under our Amended and Restated 1999 Stock Option Plan are discussed below under “Stock Option Plans.”  During the fiscal year ended December 31, 2003, we issued to employees options to purchase an aggregate of 1,096,850 shares of our common stock and cancelled options to purchase an aggregate of 66,490 shares of our common stock.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Steven J. Blad	100,000	9.1%	$2.50	June 18, 2008
Steven J. Blad	80,000	7.3%	$2.50	December 31, 2010
Steven J. Blad	80,000	7.3%	$2.50	December 31, 2011
Steven J. Blad	80,000	7.3%	$2.50	December 31, 2012
Steven J. Blad	80,000	7.3%	$2.50	December 31, 2013
Steven J. Blad	80,000	7.3%	$2.50	December 31, 2014
	500,000	45.6%
John R. Spina	16,000	1.5%	$3.00	February 24, 2008
John R. Spina	17,000	1.5%	$3.00	February 24, 2009
John R. Spina	17,000	1.5%	$3.00	February 24, 2010
John R. Spina	25,000	2.3%	$2.50	February 24, 2010
	75,000	6.8%
Stacie L. Brown	9,000	0.8%	$2.50	July 19, 2009
Stacie L. Brown	8,000	0.7%	$2.50	July 19, 2010
Stacie L. Brown	8,000	0.7%	$2.50	July 19, 2011
	25,000	2.3%

Aggregated Option/SAR Exercises In Last Fiscal Year and FY-End Option/SAR Values

The following table sets forth information regarding exercises of stock options and stock appreciation rights, or SARs, during the fiscal year ended December 31, 2003 made to the named executive officers.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs as of December 31, 2003 (#)		Value of Unexercised In- the-Money Options as of December 31, 2003 ($)
			Exercisable	Unexer -cisable	Exercisable	Unexer- cisable
	(#)	($)
Steven J. Blad	—	—	645,000	400,000	$2,025,000	$1,380,000
John R. Spina	—	—	33,000	42,000	$97,300	$136,400
Stacie L. Brown	—	—	33,000	25,000	$92,400	$86,250

The values for “in-the-money” options held as of December 31, 2003 represent the positive spread between the respective exercise/base prices of outstanding options and the estimated fair market value of $5.95 as of December 31, 2003.

Employment Agreements

In August 1999, we entered into an agreement with Steven J. Blad with an effective date of January 1, 2000 and a term of three years, replacing a prior agreement.  Pursuant to the employment agreement, Mr. Blad shall receive a monthly base salary of $23,500 and 80,000 stock options with an exercise price of $12.50.  With respect to the vesting of the options, 20,000 stock options vested as of the effective date of his employment agreement with the balance vesting over a three-year period thereafter as long as Mr. Blad remains employed as our President and Chief Executive Officer and satisfies certain performance goals to be established by our board.  As with the prior employment agreement with Mr. Blad, the present employment agreement contains provisions with respect to confidentiality and non-competition.  We recorded compensation expense of $10,000 in 2000 related to the options granted as a result of the excess in the fair value of the underlying common stock at the grant date, i.e., $13.00 per share, over the exercise price of $12.50 per share of the options granted.

In November 2001, we entered into a first amendment to Mr. Blad’s employment agreement, which extended the term of his employment agreement through December 31, 2004.  The first amendment provides that 400,000 options, exercisable at a price of $1.75 per share, be granted upon the effective date of the first amendment, November 20, 2001.  Of the 400,000 options, 134,000 options were vested as of the effective date of the first amendment, 133,000 options will vest on the first anniversary of the first amendment, and another 133,000 options will vest on the second anniversary of the first amendment.  With Mr. Blad’s consent, these options were made subject to the terms and conditions of the Amended and Restated 1999 Stock Option Plan.

In June 2003, we entered into a second amendment to Mr. Blad’s employment agreement, in which we extended the term of Mr. Blad’s employment through December 31, 2009, granted to Mr. Blad stock options to purchase 500,000 shares of our common stock at $2.50 per share, and agreed that Mr. Blad’s base salary shall continue at $282,000 per year.

In July 2001, we entered into an employment agreement with Stacie L. Brown with an effective date of July 20, 2001 and a term of two years.  Pursuant to the employment agreement, Ms. Brown received an annual base salary of not less than $115,000 and 29,000 stock options with an exercise price ranging from $1.75 to $13.00 per share.  With respect to the vesting of the options, 14,200 stock options vested as of the effective date of her employment agreement with the balance vesting over a two-year period thereafter as long as Ms. Brown remained employed as our Corporate Counsel.  The employment agreement provides that if her employment is terminated for cause (as defined in the employment agreement), death, or termination of our business, she will receive no severance of any kind.  In the event that the employment agreement is terminated for any reason other than for cause, death, or termination of our business, she will receive a severance payment equal to seven months base salary.  Her employment agreement also contains provisions with respect to confidentiality and non-competition.

In June 2003, we entered into a first amendment to employment agreement of Ms. Brown, in which we extended the term of Ms. Brown’s employment through July 19, 2006, granted to Ms. Brown stock options to purchase 25,000 shares of our common stock at $2.50 per share, accelerated the vesting date of certain existing options, and agreed that Ms. Brown’s base salary will be $125,000 per year.

In February 2003, we entered into an employment agreement with John R. Spina with an effective date of February 24, 2003 and a term of two years.  Pursuant to the employment agreement, Mr. Spina will receive an annual base salary of $175,000 and 50,000 stock options with an exercise price of $3.00 per share.  With respect to the vesting of the options, 16,000 stock options vested as of the effective date of his employment agreement with the balance vesting over a two-year period thereafter as long as Mr. Spina remains employed as our Chief Financial Officer.  The employment agreement provides that if his employment is terminated for cause (as defined in the employment agreement), death, or termination of our business, he will receive no severance of any kind.  In the event that the employment agreement is terminated for any reason other than for cause, death, or termination of our business, he will receive a severance payment equal to seven months base salary.  His employment agreement also contains provisions with respect to confidentiality and non-competition.

In July 2003, we entered into an amendment to the employment agreement of John R. Spina, Chief Financial Officer.  Pursuant to this amendment, we awarded Mr. Spina an option to purchase 25,000 shares of our common stock, at an exercise price of $2.50 per share and accelerated the vesting date of certain existing options.

In June and July 2003, we entered into amended employment agreements with certain significant and other employees under which the terms of their employment agreements were extended three years.  In addition, we increased the number of stock options granted to these employees and accelerated the date of vesting of certain existing stock options.  The certain significant and other employees included D. Dean Barnett, Vice President of Sales; Tyson K. Adams, Senior Development Engineer; Lynn C. Hessing, Director of Engineering; Robert G. Pietrosanto, Senior Vice President of Sales; William B. Roquemore, Vice President of Manufacturing; and Kenneth R. Dickinson, Senior Vice President of Product Development.

Stock Option Plans

We have two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan, which were originally authorized to issue options to purchase an aggregate of 100,000 shares and 20,000 shares, respectively.  Our board approved an increase in the number of shares authorized for issuance under the Amended and Restated 1999 Stock Option Plan to 2,000,000 shares, which our stockholders approved on May 29, 2003.  In July 2003, our board, subject to stockholder approval, approved an increase in the number of shares authorized for issuance under our 1999 Directors’ Stock Option Plan to 300,000.  Pursuant to our stock options plans, as of December 31, 2003, there were options outstanding to purchase 2,107,130 shares of our common stock with a weighted average exercise price per share of $3.51 and options remaining to purchase 192,870 shares of our common stock.

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

Amended and Restated 1999 Stock Option Plan

Under our Amended and Restated 1999 Stock Option Plan, our executive committee has the authority to determine the persons to whom awards will be granted, the nature of the awards, the number of shares to be covered by each grant, the terms of the grant and with respect to options, whether the options granted are intended to be incentive stock options, the duration and rate of exercise of each option, the option price per share, the manner of exercise and the time, manner and form of payment upon exercise of an option.

Stock options may be exercised in whole or in part at any time during the option period by giving written notice to us specifying the number of shares to be purchased.  Such notice shall be accompanied by payment in full of the exercise price, either by cash or by certified or cashier’s check, or such other instrument as the Committee (as defined in the Amended and Restated 1999 Stock Option Plan) may accept and by payment of all amounts that we are required to withhold by law for tax obligations.

Upon termination of an optionee’s employment for cause, such employee’s stock options will terminate.  Upon termination of an option holder’s employment for any reason other than death or permanent disability, such employee’s stock options will terminate 90 days from the date on which such relationship terminates.  Except as the Committee may expressly determine otherwise at any time with respect to any particular non-qualified option granted, if an optionee shall die or cease to have a relationship by reason of permanent disability, any option granted to him shall terminate one year after the date of his death or termination of relationship due to permanent disability unless by its terms it shall expire before such date, and shall only be exercisable to the extent that it would have been exercisable on the date of his death or his termination of relationship due to permanent disability.  In the case of death, the option may be exercised by the person or persons to whom the optionee’s rights under the option shall pass by will or by the laws of descent and distribution.

In the event of a Change of Control (as defined in the Amended and Restated 1999 Stock Option Plan), all outstanding options not then exercisable and vested shall become fully vested and exercisable as of the change-of-control date.

Our board of directors may at any time suspend, amend, revise or terminate our Amended and Restated 1999 Stock Option Plan, except that stockholder approval is required by a majority of the shares present and voting at either an annual or special meeting called for such purpose to:

•                                          Materially increase the benefits accruing to participants under our Amended and Restated 1999 Stock Option Plan;

•                                          Increase the number of shares of common stock that may be issued under our plan; or

•                                          Materially modify the requirements as to eligibility for participation in our plan.

The Committee, subject to board ratification, may amend the terms of any stock option that has already been granted, but no such amendment shall impair the rights of a holder without that holder’s consent.

Amended and Restated 1999 Directors’ Stock Option Plan

In July 2003, our board voted to amend the 1999 Directors’ Stock Option Plan to increase the initial option grant to our board members to 10,000 shares and to increase the annual option grant to 10,000 shares.  Our board of directors also approved one-time grants of stock options to purchase 50,000 shares of our common stock at an exercise price of $2.50 per share to each of our three non-employee directors in consideration for past services in lieu of other director compensation.  Pursuant to our Amended and Restated 1999 Directors’ Stock Option Plan, the exercise price of $2.50 per share was determined by our board of directors to be the fair market value per share at the time of grant.  The amendment and restatement of our 1999 Directors’ Stock Option Plan is subject to stockholder approval at our next annual meeting.

Under our Amended and Restated 1999 Directors’ Stock Option Plan, stock options may be exercised in whole or in part at any time during the option period by giving written notice to us specifying the number of shares to be purchased.  Such notice shall be accompanied by payment in full of the exercise price, either by cash or its equivalent in property acceptable to the company, and in the discretion of the Committee (as defined in the Amended and Restated 1999 Directors’ Stock Option Plan)

assignment and delivery of shares of our common stock may be used as payment.  If an optionee exercises a non-qualified stock option, the optionee may:

•                                          Direct us to withhold from the shares of our common stock to be issued to the optionee the number of shares necessary to satisfy our obligation to withhold federal taxes, based on the shares’ fair market value on the date of exercise;

•                                          Deliver to us sufficient shares of our common stock to satisfy our withholding obligations; or

•                                          Deliver sufficient cash to us to satisfy our federal tax withholding obligations.

If an optionee ceases, other than by reason of death or retirement after attaining the age of 72 years, to be elected to serve on our board, all options granted and exercisable on the date of termination of directorship shall expire on the later of:

•                                          The tenth anniversary after the date of grant;

•                                          90 days after the day the optionee’s term ends; or

•                                          As otherwise extended by our board in its sole discretion.

If an optionee dies, the option may be exercised, to the extent of the number of shares that the optionee could have exercised on the date of his death, if any, by the optionee’s estate, personal representative or beneficiary who acquires the option by will or by the laws of descent.  The exercise may be made at any time before the earlier of the tenth anniversary after the date of grant or the third anniversary of the optionee’s death.

In the event of a Change of Control (as defined in the Amended and Restated 1999 Directors’ Stock Option Plan), all outstanding options not then exercisable and vested shall become fully vested and exercisable as of the change-of-control date.

Our board of directors may at any time suspend, amend, revise or terminate our Amended and Restated 1999 Directors’ Stock Option Plan, except that stockholder approval is required by a majority of the shares of our outstanding common stock to:

•                                          Increase the total number of shares that may be sold, issued or transferred under the Amended and Restated 1999 Directors’ Stock Option Plan;

•                                          Modify the provisions regarding eligibility;

•                                          Reduce the purchase price at which shares may be offered pursuant to options; and

•                                          Extend the expiration date of the Amended and Restated 1999 Directors’ Stock Option Plan.

ITEM 11.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2003 about our equity compensation plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighed average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,971,930	$3.58	48,070
Equity compensation plans not approved by security holders	135,200	2.50	144,800
Total	2,107,130	$3.51	192,870

The first column reflects outstanding stock options to purchase 1,951,930 shares and 20,000 shares of common stock pursuant to our Amended and Restated 1999 Stock Option Plan and our Amended and Restated 1999 Directors’ Stock Option Plan, respectively, that have been approved by our stockholders and outstanding stock options to purchase 135,200 shares of common stock pursuant to our Amended and Restated 1999 Directors’ Stock Option Plan that have not yet been approved by our stockholders.

The third column reflects 48,070 shares remaining for issuance under our Amended and Restated 1999 Stock Option Plan that have been approved by our stockholders and 144,800 shares remaining for issuance under our Amended and Restated 1999 Directors’ Stock Option Plan that have not yet been approved by our stockholders.

Beneficial Ownership

The following table sets forth the beneficial ownership of our common stock, as of March 31, 2004, by:

•                  All of our directors and executive officers, individually;

•                  All of our directors and executive officers, as a group; and

•                  All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 17,187,799 shares of our common stock outstanding as of March 31, 2004, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer.  The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense.  For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share.  Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 31, 2004 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights.  Two or more persons might count as beneficial owners of the same share.  Unless otherwise noted, the address of the following persons listed below is c/o VendingData Corporation, 6830 Spencer Street, Las Vegas, Nevada 89119.

Name of Director or Executive Officer	Number of Shares(1)		Percentage
James E. Crabbe	7,620,398	(2)	44.20%
Steven J. Blad	680,264	(3)	3.81%
Bob L. Smith	525,962	(4)	3.05%
Ronald O. Keil	239,320	(5)	1.39%
Stacie L. Brown	33,000	(6)	*
John R. Spina	33,000	(7)	*
All directors and executive officers as a group (6 persons)	9,131,944	(8)	50.52%

Name of 5% Holder
Bricoleur Capital Management, LLC	1,098,800	(9)	6.39%

*                      Denotes less than 1%.

(1)               Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

(2)               Includes 4,574,066 shares held directly by Mr. Crabbe, 50,600 shares issuable upon the exercise of stock options, 2,460,407 shares held by Mr. Crabbe, as Trustee of the James E. Crabbe Revocable Trust, 205,875 shares held by Phileo Foundation, a charitable foundation of which Mr. Crabbe is a trustee and president, and 329,450 shares held by Yvonne M. Huson, or her related trusts, for which Mr. Crabbe holds voting power pursuant to durable powers of attorney dated November 12, 1999, and October 9, 2000.

(3)               Includes 35,020 shares held directly by Mr. Blad, 244 shares held by Mr. Blad’s spouse and 645,000 shares issuable upon the exercise of stock options, and excludes 400,000 shares underlying unvested stock options.

(4)               Includes 164,012 shares held directly by Mr. Smith, 230,162 shares held by VIP’s Industries, Inc., 62,288 shares held by I.C.D., 7,500 shares issuable upon the exercise of warrants, and 62,000 shares issuable upon the exercise of stock options.

(5)               Includes 177,654 shares held directly by Mr. Keil, 5,666 shares held by Mr. Keil’s spouse, 51,000 shares issuable upon the exercise of stock options, and 5,000 shares issuable upon the exercise of warrants.

(6)               Includes 33,000 shares issuable upon the exercise of stock options, and excludes 25,000 shares underlying unvested stock options.

(7)               Includes 33,000 shares issuable upon the exercise of stock options, and excludes 42,000 shares underlying unvested stock options.

(8)               Includes 8,244,844 shares issued directly, 834,600 shares issuable upon the exercise of stock options and 12,500 shares issuable upon the exercise of warrants.

(9)               Based on Schedule 13G filed on February 10, 2004 in which Bricoleur Capital Management, LLC stated that it is an investment manager for certain accounts in which our common stock is held and has been granted the authority to dispose of and vote the shares of our common stock held by such accounts.

ITEM 12.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction Review

We have adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of our board.  Our bylaws provide that no such transactions by us shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of our board or a committee thereof which approves such transactions, or solely because their votes are counted for such purpose if:

•                                          The fact of such common directorship or financial interest is disclosed or known by our board or committee and noted in the minutes, and our board or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote for that purpose without counting the vote or votes of such interested directors; or

•                                          The fact of such common directorship or financial interest is disclosed to or known by the stockholders entitled to vote, and they approve or ratify the contract or transaction in good faith by a majority vote or written consent of stockholders holding a majority of the shares of common stock entitled to vote (the votes of the interested directors or officers shall be counted in any such vote of stockholders); or

•                                          The contract or transaction is fair and reasonable to us at the time it is authorized or approved.

In addition, interested directors may be counted in determining the presence of a quorum at a meeting of our board or a committee thereof that approves such transactions.  If there are no disinterested directors, we shall obtain a majority vote of the stockholders approving the transaction.

2001 Rights Offering

On June 14, 2001, our board of directors declared a distribution of rights to purchase shares of common stock to stockholders of record as of June 15, 2001, or the record date, and holders of vested options and warrants and convertible notes that possess anti-dilution rights as of the record date at a price per unit of $1.75.  Through this rights offering, we offered an aggregate of 5,373,954 shares of common stock upon the exercise of these rights by rightsholders pursuant to a Registration Statement on Form S-3 (File No. 333-64012), as declared effective by the SEC on July 13, 2001.  James E. Crabbe, a director and our controlling stockholder, agreed to act as a standby purchaser in the event less than all of the rights were exercised by rightsholders.

As of September 24, 2001, rightsholders had purchased a total of 1,713,317 shares of common stock. Rightsholders applied a total of approximately $1,892,000 in amounts payable under short-term notes or bridge loans toward the purchase price of the rights shares, and we received a total of approximately $1,107,000 in cash proceeds from the exercise of the rights.  With respect to the unexercised rights, Mr. Crabbe purchased 3,660,637 shares, representing all of the remaining shares, in exchange for the application of $850,000 in short-term notes and $2,504,000 in bridge loans toward the purchase of these shares and the payment of approximately $3,052,000 in cash.

2002 Private Placement of Convertible Notes

On February 21, 2002, our board authorized a private placement of $4,999,995 of convertible notes.  The convertible notes accrue interest at 9.5% per annum, mature one year from the date of issuance (where the holder has the discretion to extend maturity date for up to four one-year periods) and are convertible into shares of our common stock one year after issuance at a rate of $1.75 per share.  In addition, for each convertible note of $49,999.95, we issued a warrant to purchase 2,500 shares of our common stock with an exercise price of $1.75.  Through this private placement, a total of $4,799,995.20 principal amount of convertible notes were issued for $650,000 in cash with the remaining $4,149,995.95 representing a rollover of principal and interest.  We also issued warrants to purchase 240,000 shares of our common stock.  The convertible notes are convertible into 2,742,863 shares of our common stock.  We used the proceeds from this private placement for general corporate purposes and working capital.  We discontinued this private placement of convertible debentures as of January 14, 2003.

With the approval of the board, certain members of the board, or entities controlled by these board members, participated in our private placement of convertible notes.  The following table summarizes the purchases of convertible notes by members of the board or related entities.

Name	Amount	Warrants
The James E. Crabbe Revocable Trust	$3,949,996.05	197,500
VIP’s Industries, Inc.	49,999.95	2,500
I.C.D., Inc.	99,999.90	5,000
Ronald O. Keil	99,999.90	5,000
Total	$4,199,995.80	210,000

The $3,949,996.05 convertible note and warrants to purchase 197,500 shares of our common stock purchased by the James E. Crabbe Revocable Trust, a trust for which James E. Crabbe, our Chairman, serves as trustee, were in exchange for the cancellation of prior indebtedness in the amount of $3,949,996.05.  On December 18, 2003, upon the consummation of our public offering, we converted the outstanding principal and interest owed to the James E. Crabbe Revocable Trust into 2,460,407 shares of common stock.

Of the $99,999.90 investment made by Ronald O. Keil, a portion of the investment included the cancellation of a prior promissory note dated November 7, 2002, in the original principal amount of $49,999.95.  On December 18, 2003, upon the consummation of our public offering, we converted the outstanding principal and interest owed to Mr. Keil into 64,096 shares of common stock.

The $49,999.95 convertible note and warrant to purchase 2,500 shares of our common stock purchased by VIP’s Industries, Inc., an entity controlled by our Vice-Chairman, Bob Smith, were in exchange for the cancellation of prior indebtedness in the amount of $49,999.95.  On December 18, 2003, upon the consummation of our public offering, we converted the outstanding principal and interest owed to VIP’s Industries, Inc. into 31,144 shares of common stock.

A portion of the $99,999.90 convertible note and warrant to purchase 5,000 shares of our common stock purchased by I.C.D., Inc., an entity controlled by our Vice-Chairman, Bob Smith, was in exchange for the cancellation of prior indebtedness in the original principal amount of $75,000.  The remaining  $25,000 was paid in cash.  On December 18, 2003, upon the consummation of our public offering, we converted the outstanding principal and interest owed to I.C.D., Inc. into 62,288 shares of common stock.

Travel and Other Advances

Prior to the effective date of the Sarbanes-Oxley Act on July 30, 2002, we routinely advanced funds to management personnel for travel and other corporate expenses related to our business.  In addition, Mr. Blad, our President and Chief Executive Officer, from time to time used his personal funds and personal credit cards to advance costs on behalf of our employees and business needs.  As a result of our recent internal review, we have determined that after netting advances to Mr. Blad against amounts advanced by Mr. Blad personally on our behalf, a receivable from Mr. Blad remains due to us arising out of pre-July 30, 2002 advances in the amount of $31,116.  Mr. Blad believes that certain credits due to him were not fully reflected.  Our audit committee has directed an internal audit and accounting of these matters so that an amount receivable can be confirmed, and Mr. Blad will be required to repay such receivable in a period of not less than twelve months.  We also determined that a net amount of approximately $5,039 was advanced to Mr. Blad after July 30, 2002 that was not limited to business purposes.  Through the issuance of a bonus to Mr. Blad, Mr. Blad repaid $5,039 to VendingData.

Phileo Foundation

In 2002, the Phileo Foundation, a charitable foundation of which Mr. Crabbe, the chairman of our board, and his two sons, Michael Crabbe and James Crabbe, Jr., are the trustees, made a series of short-term loans in the aggregate principal amount of $400,000 at a 9.5% interest rate to us.  In December 2002, Mr. Crabbe informed our board that the Phileo Foundation had desired for the loans to be converted into shares of our common stock at $1.75 per share pursuant to our 2002 convertible debt program.  Because an insufficient number of shares reserved for conversion remained at the time the Phileo Foundation made its intent known to us, the loans in the amount of $400,000 were not converted into shares of our common stock at that time.  In July 2003, the board members, other than Mr. Crabbe who recused himself, voted to grant the Phileo Foundation the right to convert the loans in the amount of $400,000 and all accrued interest into shares of our common stock at $2.25 per share, which is the most recent price at which we had granted to other investors for the conversion of debt or exercise of warrants.  On December 18, 2003, upon the consummation of our public offering, we converted the outstanding principal and interest owed to the Phileo Founding into 205,875 shares of common stock.

Securities and Exchange Commission Position on Certain Indemnification

Our articles of incorporation obligate us to indemnify our directors and officers to the fullest extent permitted under Nevada law.  Chapter 78 of the Nevada Revised Statutes, or NRS, provides for indemnification by a corporation of costs incurred by directors, employees, and agents in connection with an action, suit, or proceeding brought by reason of their position as a director, employee, or agent.  The person being indemnified must have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, or the Securities Act, may be permitted to our directors, officers or persons controlling us pursuant to the provisions contained in our amended and restated articles of incorporation, our amended and restated bylaws, Nevada law or otherwise, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.  If a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers or controlling persons in the successful defense of any action, suit, or proceeding, is asserted by such director, officer or controlling person, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act of 1933 and will be governed by the final adjudication of this issue.

Indemnification Agreements

In June 2003, July 2003 and April 2004, we entered into indemnification agreements with members of our board of directors and certain of our executive officers and significant and other employees in which we agreed to hold harmless and indemnify such directors, officers and employees to the fullest extent authorized under Nevada law, and to pay any and all related expenses reasonably incurred by the indemnitee.  The four members of our board, and the following executive officers, significant and other employees each entered into an indemnification agreement:   H. Michael Jahnke, Chief Operating Officer; John R. Spina, Chief Financial Officer; Stacie L. Brown, Corporate Counsel and Secretary; D. Dean Barnett, Vice President of Sales; Kenneth R. Dickinson, Senior Vice President of Product Development; Tyson K. Adams, Senior Development Engineer; Lynn C. Hessing, Director of Engineering; Robert G. Pietrosanto, Senior Vice President of Sales; William B. Roquemore, Vice President of Manufacturing; Joseph D. Corradino, Director of Sales/Table Games; and Jessica N. Neville, Vice President of Marketing and Public Relations.

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

•                                          Current Report on Form 8-K filed November 7, 2003 announcing receipt of bridge financing; and

•                                          Current Report on Form 8-K filed October 27, 2003 announcing bridge financing.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our audit committee selected Piercy Bowler Taylor & Kern, Certified Public Accountants, Las Vegas, Nevada, or PBTK, as our independent public accountants and auditors for fiscal year ended December 31, 2003.  James E. Scheifley, Certified Public Accountant, Dillon, Colorado, served as our independent public accountant and auditor for the fiscal year ended December 31, 2002.

Our board is responsible for pre-approving all audit and permissible non-audit services provided by our independent auditor, PBTK, with certain limited exceptions.  Our board of directors has concluded that the non-audit services provided by PBTK are compatible with maintaining auditor independence.  In 2003, no fees were paid to PBTK pursuant to the “de minimus” exception to the pre-approval policy permitted under the Securities Exchange Act of 1934, as amended.

For the fiscal years ended December 31, 2003 and 2002, the fees for services billed by PBTK and James E. Scheifley were as follows:

	PBTK		James E. Scheifley
	2003	2002	2003	2002
Audit fees	$112,058	$0	$0	$15,275
Audit-related fees	0	0	0	0
Tax fees	0	0	2,250	1,500
All other fees	53,197	0	0	0
	$165,255	$0	$2,250	$15,800

Audit fees generally included fees related to the audit of our annual financial statements included in our Form 10-KSB’s, the review of our interim financial statements included in our Form 10-QSB’s and the consents and assistance in connection with other filings and public offering documents filed with the Securities and Exchange Commission.

Audit related fees generally included fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, such as accounting consultations concerning financial accounting and reporting standards, internal control reviews and other non-statutory attestation services.

Tax fees generally included fees for professional services rendered with respect to tax compliance, tax advice and tax planning, such as the preparation of tax returns, claims for refunds, payment planning and tax law interpretation.

All other fees generally include fees related to miscellaneous, non-recurring engagements, where the other fees billed by PBTK in 2003 represented consulting fees for the review of our Registration Statement on Form SB-2 (File No. 333-109115) that contained audited financial statements prepared by James E. Scheifley.  Other than as disclosed above, there were no other fees billed in each of the last two fiscal years for products and services provided by PBTK or James E. Scheifley.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

VENDINGDATA CORPORATION

Date: April 28, 2004	By:	/s/ Steven J. Blad
Steven J. Blad, Chief Executive Officer, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven J. Blad	Chief Executive Officer, President and	April 28, 2004
Steven J. Blad	Director (Principal Executive Officer)

/s/ John R. Spina	Chief Financial Officer and Treasurer	April 28, 2004
John R. Spina	(Principal Financial and Accounting Officer)

/s/ James E. Crabbe	Chairman of the Board of Directors	April 28, 2004
James E. Crabbe

/s/ Ronald O. Keil	Director	April 28, 2004
Ronald O. Keil

Director
Bob L. Smith

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Page
2.1	Agreement and Plan of Merger dated as of March 6, 1999, by and between the registrant and Casinovations Nevada Incorporated, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 26, 1999.	—
3.1	Amended and Restated Articles of Incorporation dated July 24, 2000, incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 28, 2000.	—
3.2	Amended and Restated Bylaws of the registrant dated November 13, 2002, incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 8, 2003.	—
3.3	Certificate of Change in Number of Authorized Shares filed on December 23, 2002 and effective January 3, 2003, incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 8, 2003.	—
4.1	Specimen certificate for Common Stock, incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on July 16, 1997.	—
10.1	Shareholder Agreement dated December 14, 1998, by and between VendingData Corporation and Richard Huson, Bob Smith and Ron Keil, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 26, 1999.	—
10.2	Form of Warrant Associated with 9.5% Convertible Note Due 2004, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on May 17, 1999.	—
10.3	First Security Bank of Nevada Master Equipment Lease Agreement, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on August 13, 1999.	—
10.4	Lease Agreement dated August 19, 1999, by and between the registrant and Spencer Airport Center, LLC for 6830 Spencer incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on November 15, 1999.	—
10.5	Durable Power of Attorney Granting Voting Rights of the registrant’s Common Stock, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on November 15, 1999.	—
10.6	Employment Agreement of Steven J. Blad dated August 10, 1999, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on August 13, 1999.	—
10.7	Form of Warrant, attached as an exhibit to the Stand-By Credit Agreement by and between the registrant and Josephthal & Co. Inc. dated as of February 6, 2001, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 30, 2001.	—
10.8	Agreement of Purchase and Sale by and between the registrant and Malcolm C. Davenport V dated March 15, 2001, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on May 14, 2001.	—
10.9	Standby Purchase Agreement by and between the registrant and James E. Crabbe entered into June 15, 2001, incorporated by reference from the registrant’s Registration Statement on Form S-3 filed on June 28, 2001.	—
10.10	Form of Employment Agreement, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2001.	—

Exhibit Number	Exhibit Description	Page
10.11	First Amendment to Employment Agreement by and between the registrant and Steven J. Blad entered into on November 20, 2001, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on April 1, 2002.	—
10.12	Agreement of Purchase and Sale by and among the registrant, Georgina Louise Sangster, William Purton, Dolphin Advanced Technologies Pty Ltd. and Dolphin Products Pty Ltd. dated December 23, 2002, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 31, 2003.	—
10.13	Form of Warrant to Purchase 6,000 Shares of Common Stock, issued in conjunction with the Registrant’s 10% Note Due December 2005, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 31, 2003.	—
10.14	Form of Indemnification Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.	—
10.15	Amended and Restated 1999 Stock Option Plan, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.	—
10.16	Form of First Amendment to Employment Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.	—
10.17	Second Amendment to Employment Agreement of Steven J. Blad, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.	—
10.18	Philadelphia Brokerage Corporation Warrant to Purchase 25,000 Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.	—
10.19	Financial Advisor Agreement dated March 1, 2003, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.	—
10.20	Triage Capital Management LP Warrant to Purchase 50,000 Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.	—
10.21	Mellon HBV SBV, LLC Warrant to Purchase Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.	—
10.22	Letter Agreement with Industrial Research Limited, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.	—
10.23	Amended and Restated 1999 Directors’ Stock Option Plan, incorporated by reference from the registrant’s registration statement on Form S-8 filed on September 10, 2003.	—
10.24	Form of Registration Rights Agreement by and between the registrant and Philadelphia Brokerage Corporation, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.	—
10.25	Form of Amended Escrow Agreement by and between the registrant and Wells Fargo Bank, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.	—
10.26	Form of Lock-up, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.	—

Exhibit Number	Exhibit Description	Page
10.27	Acquisition Agreement dated June 26, 2001, by and between the registrant and Technology Development Center, LLC, incorporated by reference from the registrant’s current report on Form 8-K filed on June 29, 2001.	—
10.28	Form of Subscription Agreement, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.	—
10.29	Consulting Agreement dated December 31, 2002, by and between the registrant and John J. Gerard, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.	—
10.30	First Amendment to Consulting Agreement dated March 31, 2003 by and between registrant and John J. Gerard, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.	—
10.31	Employment Agreement of Stacie L. Brown, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.	—
10.32	First Amendment to Employment Agreement of Stacie L. Brown, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.	—
10.33	Employment Agreement of John R. Spina, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.	—
10.34	First Amendment to Employment Agreement of John R. Spina, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.	—
10.35	Philadelphia Brokerage Corporation Warrant to Purchase 75,000 Shares of Common Stock, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.	—
10.36	Distribution Agreement by and between the registrant and TCS Aces Pty Limited, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.	—
10.37	Professional Services Agreement by and between the registrant and Industrial Research Limited.	*
14.1	Code of Ethics, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 30, 2004.	—
21.1	Subsidiaries of Registrant, incorporated by reference from the registrant’s Annual Report on Form 10-KSB/A filed on April 28, 2003.	—
31.1	Certification of Steven J. Blad under Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of John R. Spina under Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	*

*     Filed herewith.