Form 10QSB
period 2004-03-31
VENDINGDATA CORP
filed 2004-05-17
CIK 1004673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: to

Commission file number: 001-32161

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  17,187,799 shares of common stock, $.001 par value, as of March 31, 2004

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

VENDINGDATA CORPORATION

FORM 10-QSB

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

VENDINGDATA CORPORATION

Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,830,540	$11,526,664
Current portion of accounts receivable, trade, net of allowance for uncollectables of $125,530	2,426,102	2,354,054
Due from affiliate	31,802	31,802
Other receivables	137,867	29,836
Inventories	4,768,942	4,150,414
Prepaid expenses	80,202	52,028
	13,275,455	18,144,798

Equipment rented to customers, net of accumulated depreciation of $378,467 and $316,245	551,263	608,555
Property & equipment, net of accumulated depreciation of $1,977,416 and $1,859,206	1,017,029	1,063,951
Intangible assets, net of accumulated amortization of $327,272 and $288,203	1,242,354	1,282,088
Due from affiliate - non current	118,800	118,800
Accounts receivable, trade, net of current portion, less unamortized discount	1,329,296	1,140,984
Deferred expenses	225,232	250,697
Deposits	1,599,731	1,284,827
Other assets	236,026	265,478
	$19,595,186	$24,160,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of leases payable	$2,069,470	$2,237,073
Accounts payable	1,086,905	1,727,460
Accrued expenses	471,561	824,307
Deferred revenues, current portion	216,480	171,875
Short-term debt	236,350	270,743
Current portion of convertible debt	—	2,368,077
Customer deposits	181,400	178,805
	4,262,166	7,778,340

Deferred revenues, net of current portion	227,368	219,890
Leases payable, net of current portion	1,480,716	1,916,723
	5,970,250	9,914,953
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 17,187,799 and 16,765,580 shares issued and outstanding	17,188	16,766
Additional paid-in capital	59,659,307	58,810,806
Deficit	(46,051,559)	(44,582,347)
Total stockholders’ equity	13,624,936	14,245,225
Total liabilities and stockholders’ equity	$19,595,186	$24,160,178

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Operations

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003

Revenues:
Sales	$993,054	$1,575,086
Rental	211,063	331,803
Other	88,773	28,469
	1,292,890	1,935,358
Operating expenses:
Cost of sales	780,737	1,355,646
Selling, general and administrative	1,426,034	1,082,444
Research and development	278,753	285,989
	2,485,524	2,724,079
Loss from operations	(1,192,634)	(788,721)

Interest expense, unrelated parties	262,622	497,676
Interest expense, related parties	14,523	159,821
Gain on disposition of assets	(567)	—
Total interest expense, net	276,578	657,497

Net loss	$(1,469,212)	$(1,446,218)

Basic and diluted loss per share	$(0.09)	$(0.19)

Weighted average shares outstanding	17,105,700	7,625,814

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Cash Flows

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003

Net loss	$(1,469,212)	$(1,446,218)

Adjustments to reconcile net loss to net cash provided by operating activities:
Accumulated depreciation	224,816	198,077
Amortization of deferred interest	74,269	(13,556)
Non-cash compensation expense	11,863	—
Equipment produced and held for rental	(4,930)	(9,500)
Increase in operating (assets) liabilities:
Trade accounts receivable	(260,360)	(832,959)
Other receivables	(108,031)	(132,286)
Inventory	(618,528)	(571,208)
Prepaid expenses	(28,174)	162,900
Deferred expenses	(63,473)	—
Deposits with vendors	(314,904)	—
Other assets	29,452	(88,333)
Accounts payable	(640,555)	(208,943)
Accrued expenses	(302,746)	70,562
Deferred revenues	52,085	—
Customer deposits	2,595	(200,142)

Total adjustments	(1,946,621)	(1,625,388)

Net used in operating activities	(3,415,833)	(3,071,606)

Cash flows from investing activities:
Acquisition of plant and equipment	(76,790)	(23,147)
Disposition of equipment produced for rental	—	134,400
Disposition of plant and equipment	183	—
Other	665	—
Deposits	—	33,402

Net cash provided by (used in) investing activities	(75,942)	144,655

Cash flows from financing activities:
Reimbursement of offering expense	36,731	—
Proceeds from leases payable	—	862,500
Repayment of leases payable	(603,610)	(833,205)
Repayment of stockholder loans	—	(218,000)
Repayment of short-term debt	(34,393)	—
Proceeds from convertible debt	—	2,650,000
Repayment of convertible debt	(1,603,077)	—
Net cash provided by financing activities	(2,204,349)	2,461,295
Decrease in cash	(5,696,124)	(465,656)
Cash and cash equivalents at beginning of period	11,526,664	1,778,297
Cash and cash equivalents at end of period	$5,830,540	$1,312,641

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, as included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission from which the accompanying balance sheet information as of that date was derived. Certain reclassifications have been made to amounts presented in prior periods for comparability to the current period presentation.

Note 2—Segments

The segments identified for geographic region-based enterprise-wide data are as follows:

	March 31, 2004	March 31, 2003
United States	$1,044,556	$1,759,466
Asia	$38,334	$134,392
Europe	$210,000	—
South America	$—	41,500

The Company’s revenues, depreciation and operating income distributed by product are as follows:

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues
Secure Drop®	$195,533	$1,149,509
Shuffler	457,275	744,817
Deck CheckerTM	551,309	12,563
Other revenue	88,773	28,469
	$1,292,890	$1,935,358
Depreciation and amortization
Secure Drop®	$—	$—
Shuffler	55,562	155,788
Deck CheckerTM	6,660	—
Selling, general & administrative	162,594	42,289
	$224,816	$198,077
Operating income (loss)
Secure Drop® gross margin	$91,564	$680,951
Shuffler gross margin	362,515	483,807
Deck CheckerTM gross margin	414,006	3,083
Other cost of goods sold	(355,932)	(588,129)
Selling, general & administrative	(1,426,034)	(1,082,444)
Research and development	(278,753)	(285,989)
	$(1,192,634)	$(788,721)

Note 3—Loss per Share (Basic and Diluted)

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to the existence of operating losses.

Note 4—Debt

The company retired $2,368,077 of convertible debt during the period with cash payments and conversions to common stock.

Note 5—Options

The Company currently has two stock option plans. No stock-based employee compensation expense for stock options was reflected in net income for years prior to 2003, as all stock options granted under those plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The exercise price range is between $1.75 and $15 with a weighted average exercise price of $3.50. There were 2,089,520 options outstanding as of March 31, 2004.

Note 6—Liquidity Issues

The Company’s ability to maintain adequate liquidity may be dependent upon the success of management’s plans to address and overcome prior operating losses.  Management has developed and refined its 2004 operating plan to increase its sales by expanding its product line and improving its sales efforts domestically and internationally.  Increased sales in the year ended December 31, 2003 show increased acceptance of the Company’s product line.  Management has adopted a program to reduce operating costs through the transfer of manufacturing operations to China and restructuring service functions to reduce labor and rental expense.  Management has focused on financial condition and liquidity improvements through its capital raising efforts in 2003 along with substantial debt reduction and debt conversion, resulting in an improved cash position and substantially reduced indebtedness at March 31, 2004.  As a result of anticipated sales improvements and operating cost initiatives, management believes that the Company will begin to generate positive operating cash flow during the second half of 2004.  In addition, the Company’s financial advisors have expressed confidence that additional capital can be raised by the Company, if necessary, in 2004, and the Company has received a one-year commitment for a $3.0 million lease line of credit.

Note 7—Trade Receivables From Major Customers

As of and during the three months ended March 31, 2004, approximately 7.4% of trade receivables and 11.2 % of total sales and, as of and during the year ended December 31, 2003, approximately 17.6% of trade receivables and 13.3% of total sales were concentrated in the Nevada gaming industry among five customers under common ownership. The Company’s future operations could be affected by adverse changes in the financial condition of, or the Company’s relationships with, the commonly owned Nevada gaming customers, or economic, competitive and political conditions in our customers’ respective local areas or the gaming industry, in general.

The Company manages its concentrations of credit risk by evaluating the creditworthiness of customers before credit is extended and monitoring it thereafter. The maximum losses that the Company would incur if a customer failed to pay amounts owed would be limited to the recorded receivables after any allowances provided.

Note 8—Contingencies

The Company is a party to certain claims, legal actions, and complaints, including a patent infringement action between the Company and one of its main competitors. The Company cannot predict the likely outcome of any such litigation or whether any such substantial litigation would have a material adverse effect on its business as presently conducted or as anticipated.

Note 9—Subsequent Events

In early February 2004, the State of Nevada initiated a sales/use tax audit of Central and Madison Leasing. As of this filing the State of Nevada has not made a determination if there has been a shortfall in the payment of the sales/use tax. The Company has sold and leased back shufflers and Deck Checkers over the last five years.  The auditor for the State of Nevada is trying to determine at what level a sales/use tax needs to be collected.  The Company now collects from our customers in Nevada and remits payments to the State of Nevada.  If the State of Nevada determines that the sales of the products to the leasing companies is the level at which sales/use tax should have been collected, liability of the leasing companies would be passed to the Company.  The amount of this potential liability could range from a refund of $144,000 to the payment of sales/use tax with interest and penalties of up to $500,000.  The Company intends to defend its position in this matter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

FINANCIAL CONDITION

During the three months ended March 31, 2004, total assets decreased by $4,564,992 from $24,160,178 at December 31, 2003 to $19,595,186 at March 31, 2004.  The decrease in total assets was due primarily to the $5,696,124 decrease in cash.  Accounts receivable (trade) increased from $2,354,054 to $2,426,102 between December 31, 2003 and March 31, 2004.  The primary reasons for the increase in trade receivables were the conversion of shuffler rentals to purchases and the sale of Deck Checkers™ on terms.  Inventories have increased during the current period by $618,528 from $4,150,414 at December 31, 2003 to $4,768,942 at March 31, 2004.  The increase is primarily due to the ramping up of manufacturing in China for Deck Checker™ units, shuffler production and the PokerOne™ Shuffler.

Total liabilities have decreased from $9,914,953 at December 31, 2003 to $5,970,252 at March 31, 2004.  Accounts payable decreased from $1,727,460 at December 31, 2003 to $1,086,905 at March 31, 2004 primarily due to the payment of the final $500,000 for the intellectual property rights for the Deck Checker™ and the payment of outstanding payables with funds received from the public offering in December of 2003.  Convertible debt decreased from $2,368,077 at December 31, 2003 to $0 at March 31, 2004 due to the retirement of long- and short-term convertible debt through cash payments and conversion to common stock.  Short-term debt decreased from $270,743 at December 31, 2003 to $236,350 at March 31, 2004 due to the repayment of short-term debt.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2004 and 2003

Revenue

For the three months ended March 31, 2004, we generated total revenues of $1,292,890, compared to $1,935,358 for the three months ended March 31, 2003, a decrease of $642,468, or 33.2%.  Our revenues for the three months ended March 31, 2004 consisted of SecureDrop® sales of $195,533, shuffler rentals of $154,183, shuffler sales of $303,092, Deck CheckerTM  rentals of $56,880, Deck Checker TM sales of $494,429 and miscellaneous other revenues of $88,773.  The decrease in revenue was primarily due to a decrease in SecureDrop® sales of $953,976, a decrease in shuffler rentals of $177,620, and a decrease in shuffler sales of $109,922.

Revenues – SecureDrop® Sales.  For the three months ended March 31, 2004, we generated revenue related to the sale of our SecureDrop® products of $195,533, compared to $1,149,509 for the three months ended March 31, 2003, a decrease of $953,976, or 83.0%.  We did not secure substantial signed agreements for SecureDrop® system installations in late 2003 which resulted in lower revenues in the first quarter of 2004.  The Company is currently attempting to secure new SecureDrop® system contracts.

Revenues – Shuffler Sales.  For the three months ended March 31, 2004, we generated revenue related to the sale of our shufflers of $303,092, compared to $413,014 for the three months ended March 31, 2003, a decrease of $109,922, or 26.6%.  The majority of these sales were from the conversion of shufflers on rent to purchases through long-term sales agreements that range from 24-48 months.  We made a strategic decision to offer our customers the choice to either continue renting or instead to purchase our shufflers for the same monthly payments.  This decision was based on competitive forces in the marketplace and the anticipated introduction of our next generation shufflers in 2004.  By offering some of our customers the ability to trade up to our new shuffler, the RandomPlus™ Shuffler, when approved by the relevant regulatory bodies, we will be able to obtain binding purchase commitments for our shufflers and ensure that our products are not readily replaced with those of our competitors.  We believe that conversions will not contribute to shuffler sales in the future to the same extent conversions did in 2003.  Management believes this introduction of the new RandomPlus™ Shuffler in the second half of 2004 will provide a needed addition to our product line and improve shuffler revenue in the latter part of the year.

Revenue – Shuffler Rentals.  For the three months ended March 31, 2004, we generated revenue related to the rental of our shufflers of $154,183, compared to $331,803 for the three months ended March 31, 2003, a decrease of $177,620, or 53.5%.  The conversion of rental units to purchases reduced the number of shufflers that were rented throughout this quarter compared to the first quarter of 2003.  Management anticipates introducing the new RandomPlus™ Shuffler by the second half of 2004.  Management believes that the construction of the new shuffler will reverse the trend and increase shuffler rentals.  Management believes that the price point and reliability of the new shuffler will make the new product very competitive in the marketplace.

Revenue – Deck CheckerTM.  For the three months ended March 31, 2004, we generated revenue related to the sale of our Deck CheckerTM of $494,429 and revenue related to the rental of Deck CheckersTM of $56,880.  As the Deck CheckerTM  was introduced in the second quarter of 2003, we expect Deck CheckerTM  sales will continue to grow as the number of jurisdictions where we can sell the product increases and with the anticipated acceptance of the product in the casino industry.  Production has begun at our facility in China at a lower cost per unit; this will allow us to lower the product price point and continue to maintain margins.

Revenue – Other Income.  For the three months ended March 31, 2004, we generated other revenues of $88,773, compared to income of $28,469 for the three months ended March 31, 2003, an increase of $60,304.  The primary driver for the increase was the sale of supplies for SecureDrop® and the Deck Checker™. The upward trend will continue for these consumables as we increase the installed base of these two product lines.

Cost of Sales

For the three months ended March 31, 2004, our cost of sales was $780,737, compared to $1,355,646 for the three months ended March 31, 2003, a decrease of $574,909, or 42.4%.  Our cost of sales for the three months ended March 31, 2004 included cost of SecureDrop® sales of $103,969, cost of shuffler sales of $39,560, shuffler rental depreciation of $55,200, shuffler service costs of $298,496, manufacturing costs of $90,270, Deck CheckerTM costs of $130,643, Deck CheckerTM rental depreciation of $6,660, warranty costs of $7,901 and other expenses of $48,038.  The manufacturing of products in China will continue the trend of reducing cost of sales on a per unit basis.  The gross margin on revenue for the three months ended March 31, 2004 was $512,153, or 39.6%, compared to the gross margin on revenue for the year ended March 31, 2003 of $579,712, or 30.0%.  The decrease in gross profit of $67,559 from the three months ended March 31, 2003 to the three months ended March 31, 2004 reflects the decreased revenue.

Cost of Sales – SecureDrop® Sales.  Our cost of SecureDrop® sales revenue was $103,969 for the three months ended March 31, 2004 compared to $468,558 for the three months ended March 31, 2003, representing a decrease of $364,589, or 77.8%.  The gross margin percentage on revenue from SecureDrop® sales revenue was 46.8% in the three months ended March 31, 2004 compared to 59.2% for the three months ended March 31, 2003.  The decrease in gross margin percentage on SecureDrop® is attributed to the fixed costs associated with the installation team combined with the low revenue.  The introduction of components built at our China facility and increased revenue volume in the longer term will improve the margins in the future.

Cost of Sales – Shuffler Sales.  Our cost of shuffler sales revenue was $39,560 for the three months ended March 31, 2004 compared to $105,222 for the three months ended March 31, 2003, representing a decrease of $65,662, or 62.4%.  The decrease in the cost of shuffler sales revenue was due to the decreased placement of shuffler units during the three months ended March 31, 2004.  The gross margin percentage on revenue from shuffler sales revenue was 86.9% in the three months ended March 31, 2004 compared to 74.5% for the three months ended March 31, 2003.  The conversion of existing rental shufflers to purchases that had low book values due to depreciation reduced the product cost.

Cost of Sales – Deck CheckerTM Sales.  Our cost of Deck CheckerTM sales revenue was $130,643 for the quarter ended March 31, 2004.  The gross margin percentage on revenue from Deck CheckerTM sales revenue was 73.6%.  The year 2003 was the introductory year for the Deck CheckerTM product.  We anticipate the move of the manufacture of the Deck CheckerTM to China will improve the current margins.

General and Administrative Expense

For the three months ended March 31, 2004, our general and administrative expenses were $1,426,034, compared to $1,082,444 for the three months ended March 31, 2003, an increase of $343,590, or 31.7%.  The increase in general and administrative expenses related primarily to a $210,267 increase in salaries and related costs, a $54,625 increase in consulting and accounting expense, a $7,229 increase in trade show expenses, a $14,326 increase in supplies, a $20,816 increase in insurance, a $91,352 increase in depreciation and a $94,058 increase in other expenses.  The addition of new staff in the finance and executive departments is responsible for the majority of the increase in payroll expense.

Our general and administrative expenses for the three months ended March 31, 2004 consisted of the following: salaries and related costs of $571,614; consulting and accounting services of $91,318; advertising and marketing costs of $5,909; travel and entertainment costs of $104,474; gaming industry show costs of $41,098; rent of $87,812; repairs and maintenance expense of $22,423; supplies of $19,694; legal and regulatory expenses of $197,895; insurance expenses of $27,639; depreciation and amortization of $153,561; and other expenses of $102,597.

Research and Development Expense

For the three months ended March 31, 2004, research and development expenses were $278,753, compared to $285,989 for the three months ended March 31, 2003, a decrease of $7,236, or 2.5%.  The decrease in research and development expenses was due to the closing of the Boise, Idaho R&D facility in June of 2003.  The development of the RandomPlus™ shuffler and PokerOne™ will require an increase in R&D expenses in the near term.  The transition of the R&D staff from Las Vegas has begun and will accelerate to the point that most development will occur at our facility in China.

Interest Expense

For the three months ended March 31, 2004, we incurred interest expenses of $277,145, compared to $657,497 for the three months ended March 31, 2003, a decrease of $380,352, or 57.8%.  This decrease was primarily attributable to the reduced debt service as a result of a decrease in our outstanding indebtedness during the three months ended March 31, 2004.  The retirement and conversion of $20,331,995 in 2003 and early 2004 will continue to reduce this expense if we do not incur additional debt.

Net Loss

For the three months ended March 31, 2004, we had a net loss of $1,469,212 compared to a net loss of $1,446,218 for the three months ended March 31, 2003, an increase of $22,994, or 1.6%.  The increase in net loss was primarily due to a $67,559 decrease in gross margin and a $343,590 increase in general and administrative expenses.  Basic loss per share was $0.09 for the three months ended March 31, 2004, compared to $0.19 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Because of our efforts to transition from a development stage company to an operating company, we have generated substantial cash flow deficits from operations, including cash used in operating activities of $3,415,833 and $3,071,606 in the three months ended March 31, 2004 and 2003, respectively.  In addition, to fund our development and operating activities, we generated cash through financing activities in 2003 of $23,047,432.  We have used cash of $2,204,349 in financing activities during the three months ending March 31, 2004 for the repayment of leases payable, short-term debt, and convertible debt.

Consequently, we have been substantially dependent on cash from financing activities to fund our development and operating activities.  We will continue to require cash from financing activities for our current operating needs until our operations generate sufficient cash flow to provide for such cash requirements.  As a result of anticipated sales improvements and operating cost initiatives, management believes that the Company will begin to generate positive operating cash flow during the second half of 2004.  In addition, the Company’s financial advisors have expressed confidence that additional capital can be raised by the Company, if necessary, in 2004, and the Company has received a one-year commitment for a $3.0 million lease line of credit.

Sources of Capital

In the event our cash on hand plus cash from operations should be insufficient during future periods, we anticipate relying upon private and institutional sources of debt and equity, and we may seek public, private and institutional sources of capital for working capital purposes.  During the years ended December 31, 2003 and 2002, our sources of capital included a public stock offering, equipment financing from a third party, short-term notes from stockholders, convertible debentures and other private sources of capital.

With respect to our equipment financing where we have sold and leased back most of our furniture, equipment, tooling and shufflers held for rent, we have repaid $603,610 for the three months ending March 31, 2004, received proceeds of $2,988,385 and repaid $2,823,331 for the year ended December 31, 2002 and have received proceeds of $989,820 and repaid $2,754,607 for the year ended December 31, 2003.  As of March 31, 2004, we had outstanding equipment financing of $3,550,186.  These equipment leases have terms of 36 to 39 months and were not recorded as sales because each of the leases included a mandatory buy-back provision.

With respect to our short-term debt, we have received proceeds of $2,264,871 and repaid $650,000 for the year ended December 31, 2002 and have received proceeds of $7,400,000 and repaid $1,310,000 for the year ended December 31, 2003 and have repaid $34,393 for the three months ended March 31, 2004.  As of March 31, 2004, we had outstanding short-term loans in the aggregate amount of $236,350.  Prior to 2003, we were substantially dependent on short-term loans from our principal stockholder and other directors.  Despite such reliance, neither our principal stockholder nor our directors are obligated to provide additional financing to us, and our principal stockholder and directors are free to decline to fund additional financings to us at any time.  In such event and in the absence of third party financing sources, we may have substantial difficulties in raising additional financings.

With respect to our convertible debentures, we received proceeds of $4,903,076 and $11,050,000 during the years ended December 31, 2002 and 2003, respectively, and have completely retired the convertible debentures as of March 31, 2004.

With respect to the public offering of common stock in December 2003, we sold 5,500,000 shares at $5.00 per share to raise approximately $27,500,000.  The net proceeds after all offering and commission expenses were $24,800,000.

Outlook

Our ability to maintain adequate liquidity is substantially dependent upon the success of management’s plans to address and overcome prior operating losses.  Management has developed and refined its 2004 operating plan to increase its sales by expanding its product line and improving its sales efforts domestically and internationally.  Increased sales in the year ended December 31, 2003 show increased acceptance of our product line.  Management has adopted efforts to reduce operating costs through the transfer of manufacturing operations to China and restructuring service functions to reduce labor and rental expense.  Management has focused on financial condition and liquidity improvements through its capital raising efforts in 2003 along with substantial debt reduction and debt conversion, resulting in positive cash position and substantially reduced indebtedness at March 31, 2004.  As a result of anticipated sales improvements and operating cost initiatives, management believes that we will begin to generate positive operating cash flow by the end of 2004.  In addition, our financial advisors have expressed confidence that additional capital can be raised by us, if necessary, in 2004 and we have received a one-year commitment for a $3.0 million lease line of credit.

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

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future.  For the three months ended March 31, 2004 and years ended December 31, 2003 and 2002, we have incurred net losses of $1,469,212, $7,812,089 and $6,192,786, respectively, and our operations have used $3,410,903, $11,731,150 and $5,206,489 of cash, respectively.  As of March 31, 2004, December 31, 2003 and 2002, we had accumulated deficits of $46,051,561, $44,582,347 and $36,770,258, respectively.  If we are unable to generate a positive cash flow in 2004, we will be required to locate additional sources of capital.  If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable.  Revenues may not grow in the future, and we may not generate sufficient revenues for profitability.  If we become profitable, we may not be able to sustain profitable operations.

Even if our operations do not become profitable, we will continue to be obligated to pay our management substantial salaries and benefits.

We currently compensate our executive officers and significant employees with substantial salaries and other benefits and, in the future, may pay increased salaries and benefits.  In 2003, we paid an aggregate amount equal to approximately $1,300,000 to our executive officers and significant employees.  In June and July 2003, we extended our employment agreements for an additional five years with Mr. Blad and an additional three years with seven other key employees.  In February 2004, we expanded our management team with the hiring of H. Michael Jahnke as our Chief Operating Officer.  We intend to continue to pay substantial salaries and benefits to Mr. Blad and certain of our other executive officers and employees.  The payment of such compensation and benefits may be a burden on us and may be a factor in limiting or preventing our profitability.  Upon the expiration of those employment agreements, we may elect to continue compensating management with similar or higher salaries and other benefits.

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

We have not yet demonstrated significant market acceptance of our SecureDrop® System or the Deck Checker™ and may be unable to do so.  We have only sold our SecureDrop® Hard Count Module to a small number of casinos.  The SecureDrop® System Soft Count Module has been slow to sell outside Nevada.  Even though we have sold units of the SecureDrop® System to various customers in prior periods, newer versions of SecureDrop® products were in beta tests through most of 2002.  We believe that certain barriers and problems occurred that caused us to have problems breaking into the market, including a longer than expected sales cycle, product flaws that we subsequently corrected, and the resistance of gaming company customers to the implementation of unproven technologies.  We have only placed 77 Deck Checker™ units (including 19 rentals) as of March 31, 2004.  The commercial success of our SecureDrop® System and Deck Checker™ will depend upon the degree of market acceptance of these products in the gaming community and will depend on a number of factors, including:

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

We are substantially dependent upon sales to a few major customers.  In the first quarter 2004 and in the fiscal year 2003, Caesars Entertainment, Inc. (formerly Park Place Entertainment Corporation), our largest customer, accounted for more than 10% of our revenues.  During the three months ending March 31, 2004, approximately 7.4% of trade receivables and 11.2% of total sales and during the year ended December 31, 2003, approximately 17.6% of trade receivables and 13.3% of total sales were concentrated in the Nevada gaming industry among five customers under the common ownership of Caesars Entertainment, Inc.  Any adverse changes in the financial condition of our major customers, any loss of our major customers, or any meaningful reduction in the level of sales to any of these customers could have a materially adverse impact on us.

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

Adverse results in current litigation could result in substantial monetary damages and adversely impact the manufacture and sale of certain of our shuffler products.

Shuffle Master, Inc., our principal competitor in the shuffler market, has sued us for patent infringement and alleges that our shufflers violate two of its patents concerning registering use of a playing card shuffler apparatus and the displaying of the use on a display.  Shuffle Master seeks treble damages, which, if awarded, could result in us owing it substantial sums of money, and, if large enough, could have a material adverse effect on our liquidity and our ability to conduct operations.  Although we believe our position to be meritorious, litigation of this nature is a drain on our cash resources and our management’s time.  Inasmuch as Shuffle Master has asserted patent infringement claims and we have reasonable defenses to the same, we cannot determine whether we will prevail in this litigation, nor whether damages, if awarded, would significantly impact our ability to continue to manufacture and sell particular products within the United States and its territories.  If we do not prevail, we will be unable to sell our shuffler products unless we change certain components used in the shufflers or obtain a license from Shuffle Master to use the playing card shuffler apparatus and the display.  Similarly, we cannot determine whether Shuffle Master will assert other litigation claims based upon other patents it may currently or in the future own, nor can we determine the likely outcome of any such litigation or whether any such substantial litigation would have a material adverse effect on our business as presently conducted or as anticipated.

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

The success of our business depends solely on the gaming industry where revenues are sensitive to general economic conditions and generally rise or fall rapidly in relation to the condition of the overall economy.  Although we cannot accurately estimate the economic impact of past or future terrorist attacks or current international conflicts at this time, the gaming industry has been negatively affected by the reduction in air travel and tourism, and we expect that any significant decline in the economic health or growth of the gaming industry will reduce demand for our products.

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

As a result of the opening of our manufacturing facility in China, we are currently operating in international markets, and we propose to further expand our international sales and operations.  Engaging in business outside the United States will subject us to the customary risks of doing business in foreign countries.  These risks include fluctuations in foreign currency exchange rates and controls, competitive disadvantages to established foreign businesses with significant current market share and business/customer relationships, nationalization and other economic, tax and regulatory policies of local governments and the possibility of trade embargoes, political instability or war or other hostility, as well as the laws and policies of the United Sates affecting foreign trade and investment.  Any one or more of these factors could materially adversely affect our ability to conduct business outside the United States and therefore our business as whole.

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

Our executive officers and members of our board beneficially own approximately 9,139,944 shares of common stock, or approximately 50.5% of the outstanding shares of our common stock, assuming exercise or conversion of all options, warrants and convertible debentures held by our executive officers and members of our board that are exercisable within 60 days of March 1, 2004.  Accordingly, these stockholders have the power to control all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions.  This concentration of ownership also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

The loss of our executive officers, significant employees or certain members of our management could adversely impact our operations.

Our success is substantially dependent upon the efforts and skills of Steven J. Blad, our chief executive officer and president, H. Michael Jahnke, our chief operating officer, and John R. Spina, our chief financial officer and treasurer.  We have entered into employment agreements with Messrs. Blad and Spina and nine other executive officers and significant employees.  However, if we were to lose the services rendered by any of our executive officers or significant employees, key management, product development and sales functions could be adversely affected.  In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need.  An inability to hire and retain quality employees could have a material adverse effect on our business, financial condition and results of operations.

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

Certain gaming regulatory agencies to which we are subject may investigate any beneficial holder of our voting securities (regardless of the numbers of shares owned), and any individual who has a material relationship or involvement with us, in order to determine whether such individual is suitable or should be licensed as a business associate of ours.  In addition, the gaming authorities of various jurisdictions may require our officers, directors and certain key employees to be licensed or found suitable by these gaming authorities, which would require these officers, directors and key employees to submit detailed background information.  Any person who fails or refuses to apply for a finding of suitability or a license after being ordered to do so by gaming regulatory agencies may be found unsuitable, and we could be subject to adverse regulatory action.  In the event that the gaming authorities were to find an officer, director, key employee, stockholder, or any other individual that has a material relationship with us, unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that individual, and that individual would be required to dispose of all of our stock.  This could result in the loss of key persons critical to our success or in significant selling pressure on our stock if such persons are required to dispose of shares of our common stock in an amount that exceeds typical trading volumes in our shares.

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

There had been no trading market for our common stock until September 10, 2003, when our common stock became eligible for quotation on the OTC Bulletin Board.  Due to the limited trading history of our common stock, an active trading and/or a liquid market may not be maintained.  Moreover, in the event that we are unable to continue as a going concern and we are dissolved or otherwise terminated, you could lose your entire investment in our common stock.  Investment in our common stock is at risk of complete loss if our operations are unsuccessful.

Historically, our common stock has been deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, or the Exchange Act.  Penny stock may be more difficult for investors to resell.  Penny stocks are stocks:

•	with a price of less than $5.00 per share;

•	that are not traded on a “recognized” national exchange (exchange-listed securities must still have a price of not less than $5.00 per share);

•	whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq-listed stock must still have a price of not less than $5.00 per share); or

•

from issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Although our AMEX listing application has been approved and our common stock began trading on the AMEX on May 4, 2004, since the closing price for our common stock is less than $5.00 per share, our common stock is deemed to be penny stock for purposes of Section 15(b)(6) of the Exchange Act.  Federal rules and regulations generally impose additional sale practice and disclosure requirements and penalties on broker/dealers and persons associated with or seeking to become associated with such broker/dealers who sell or recommend penny stocks to certain investors.  These requirements may reduce the potential market for our common stock by reducing the number of potential investors, and any or all of these factors may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them and could cause our stock price to decline.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor and receive the investor’s written consent to the transaction.

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

We have supplemented the cash deficit arising from our operations with the proceeds of our December 2003 offering of 5,500,000 shares of common stock and have received a one-year commitment for a $3 million lease line of credit, and will, if necessary, continue to supplement with cash from private or public placements of debt or equity, institutional or other lending sources.  We have also utilized convertible debt securities and warrants to raise capital in the past.  The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders.  In addition, these equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights and preferences in liquidation.  In the event we are required to raise additional funds to support our operations, additional funds may not be available on terms favorable to our company, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our operations or otherwise continue as a going concern.

Shares eligible for sale in the near future may cause the market price for our common stock to decline.

In addition to the number of shares registered on behalf of the Selling Stockholders, we have approximately 7,595,200 shares of common stock that are either freely tradable pursuant to Rule 144(k) of the Securities Act of 1933, or the Securities Act, or have previously been registered by us through a registration statement filed with the SEC.  As such, the future sale of a substantial number of shares of our common stock in market transactions, or the perception that these sales could occur, may depress the market price for our common stock.  These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future.

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

ITEM 3.                             CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls.  We evaluated the effectiveness of our disclosure controls and procedures as of the end of the three months ended March 31, 2004.  This evaluation was done with the participation of our chief executive officer and our chief financial officer.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

(b)                                 Changes in Disclosure Controls and Procedures.  Although there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, we are continuously evaluating means of enhancing our internal controls.  During the twelve months ended December 31, 2003, we added qualified staff to our accounting department, we improved our approval process for accounting entries, and we commenced implementation of MAS-500 integrated financial and manufacturing software application.  MAS-500 has been implemented in Las Vegas to provide an integrated control process for purchasing, inventory control and manufacturing and should improve the accuracy and timeliness of our financial reporting.  The training of staff at our China facility commenced in the second quarter of 2004 and full implementation is expected to be complete by the end of the quarter.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 27, 2002, Shuffle Master, Inc., or Shuffle Master, filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against VendingData in the United States District Court, District of Nevada.  The amended complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining us from infringing on two of Shuffle Master’s patents, an accounting of our gains and profits that resulted from our alleged infringement, and for interest, costs and attorneys’ fees.  The Shuffle Master patents that are at issue in the litigation concern registering use of a playing card shuffler apparatus and the displaying of the use on a display.  We have filed our answer, counterclaims, and amended counterclaims against Shuffle Master.  In our answer, we deny Shuffle Master’s allegation of patent infringement and request that Shuffle Master’s complaint be dismissed.  We also seek, in our amended counterclaim, a declaration that we do not infringe Shuffle Master’s patents and that Shuffle Master’s patents and certain of its related claims are invalid.  We further assert counterclaims against Shuffle Master for breach of contract and violation of the Uniform Trade Secrets Act.  On May 20, 2002, the United States District Court, District of Nevada denied Shuffle Master’s motion for preliminary injunction against us.  Discovery in this litigation is now closed.  On May 28, 2003, we filed a motion for summary judgment requesting that the court dismiss the case against us.  The hearing for our motion for summary judgment was taken off calendar pending a ruling by a magistrate judge with respect to a October 24, 2003 claim construction hearing to determine the scope and definition of the patent claims at issue.  On March 31, 2004, the magistrate judge issued an order with regard to claim interpretation, to which the Company has filed written objections.  The court has not yet scheduled oral argument regarding the objections to claim interpretation.

On July 22, 2003, Shuffle Master, Inc. filed a petition (Case No. 20003-11016) against VendingData Corporation and Casinovations, Inc., an inactive wholly-owned subsidiary of VendingData Corporation, in the Civil District Court for the Parish of Orleans, State of Louisiana.  The petition alleges that VendingData and/or Casinovations violated the Louisiana Unfair Sales Law by offering to sell or lease the Random Ejection Shuffler™ at a price that is below the cost of producing and selling or leasing the Random Ejection Shuffler™.  The petition further alleges that VendingData and/or Casinovations violated the Louisiana Unfair Trade Practices Act by intending to “dump” Random Ejection Shufflers™ into the market with the intent to “steal” customers from Shuffle Master.  The third claim asserted by Shuffle Master is that the actions of VendingData and/or Casinovations constitute fraud, theft by conversion, misappropriation, intentional misrepresentation and/or general negligence.  The petition requests the court to enter a preliminary and permanent injunction against VendingData and/or Casinovations from selling or leasing the Random Ejection Shuffler™ and other automatic playing card shufflers to Harrah’s Jazz Casino located in New Orleans, reasonable attorneys’ fees and costs, and all other relief in law or in equity that the circumstances merit.  This matter has been settled by the parties, however, as of May 10, 2004, we have not received the fully-executed settlement documents.

On September 8, 2003, we received a Notice of Administrative Charges and Opportunity for an Adjudicative Proceeding from the State of Washington Gambling Commission.  The administrative charges arose out of our failure to timely deliver certain detailed financial and other information about certain of our larger debtholders, (who were all subsequently repaid in December 2003).  As a result of our failure to timely and completely reply, the Notice of Administrative Charges asserted violations of Washington regulatory provisions that could carry penalties including up to the suspension or revocation of our Washington license.  We attempted to obtain the requested information from our debtholders but were unable to satisfy the agents of the State of Washington Gambling Commission.  While we have continued to cooperate and make efforts to comply with the information requests, we engaged Washington legal counsel to respond to the alleged violations and advise us on procedural and substantive steps we must take.  The State of Washington Gambling Commission issued an amended Notice of Administrative Charges, which reflected technical modifications to the lender-related charges and included a charge relating to the provision of an automatic card shuffler device to an unlicensed dealer school in Washington.  In April 2004, we entered into an Agreed Order of Settlement and Agreed Order with the State of Washington Gambling Commission that provided for the forfeiture of the shuffling device to the State of Washington Gaming Commission.  In addition, the settlement provided for a ten day license suspension, seven days of which were vacated pursuant to the payment of a fine and three days of which were deferred for a period of one year, provided we do not violate the gambling statutes or regulations of Washington State, or the terms of the Agreed Order.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

On May 4, 2004, our common stock began trading on the American Stock Exchange under the trading symbol, “VNX.”  Previously, our common stock was quoted on the OTC Bulletin Board under the trading symbol, “VNDC.”

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

	31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)	Reports on Form 8-K.

During the three months ended March 31, 2004, we filed the following:

•	Current Report on Form 8-K filed on February 18, 2004 reporting the appointment of H. Michael Jahnke as our Chief Operating Officer;

•	Current Report on Form 8-K filed on February 19, 2004 reporting our preliminary revenues for the year ended December 31, 2003; and

•	Current Report on Form 8-K filed on March 26, 2004 reporting our financial results for the 2003 fiscal year and fourth quarter of 2003.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENDINGDATA CORPORATION
(Registrant)

Date:	May 17, 2004	By:	/s/ Steven J. Blad
Steven J. Blad
		Its:	Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Officer)