Form 10QSB
period 2004-06-30
VENDINGDATA CORP
filed 2004-08-12
CIK 1004673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: ________________________ to ________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:       17,187,799 shares of common stock, $.001 par value, as of June 30, 2004

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

VENDINGDATA CORPORATION

FORM 10-QSB

— i —

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

VENDINGDATA CORPORATION
Balance Sheets

	June 30, 2004	December 31, 2003

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,407,419	$11,526,664
Current portion of accounts receivable, trade, net of allowance for
uncollectables of $124,561 and $125,530	3,535,365	2,354,054
Due from affiliate	18,407	31,802
Other receivables	67,133	29,836
Inventories	5,569,258	4,150,414
Prepaid expenses	331,882	52,028

	11,929,464	18,144,798
Equipment rented to customers, net of accumulated depreciation of $441,894 and $316,245	523,350	608,555
Property and equipment, net of accumulated depreciation of $2,060,740 and $1,859,206	998,270	1,063,951
Intangible assets, net of accumulated amortization of $360,081 and $288,203	1,208,051	1,282,088
Due from affiliate - non current	118,800	118,800
Accounts receivable, trade, net of current portion, less unamortized discount	1,623,926	1,140,984
Deferred expenses	444,825	250,697
Deposits	1,138,278	1,284,827
Other assets	—	265,478

	$17,984,964	$24,160,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of leases payable	$1,962,174	$2,237,073
Accounts payable	930,399	1,727,460
Accrued expenses	578,374	824,307
Deferred revenues, current portion	250,360	171,875
Short-term debt	238,250	270,743
Current portion of convertible debt	—	2,368,077
Customer deposits	198,560	178,805

	4,158,117	7,778,340
Deferred revenues, net of current portion	276,045	219,890
Leases payable, net of current portion	1,011,966	1,916,723

	5,446,128	9,914,953

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares
issued and outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 17,187,799 and
16,765,580 shares issued and outstanding	17,188	16,766
Additional paid-in capital	59,659,307	58,810,806
Deficit	(47,137,659)	(44,582,347)

Total stockholders’ equity	12,538,836	14,245,225

Total liabilities and stockholders’ equity	$17,948,964	$24,160,178

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Operations

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues:
Sales	$1,877,656	$1,619,055	$2,870,710	$3,223,980
Rental	161,110	300,430	372,173	630,743
Other	20,762	12	109,535	132

	2,059,528	1,919,497	3,352,418	3,854,855

Operating expenses:
Cost of sales	1,068,888	887,082	1,849,625	2,134,286
Selling, general and administrative	1,451,912	1,732,033	2,877,946	3,064,524
Research and development	392,807	228,476	671,560	372,860

	2,913,607	2,847,591	5,399,131	5,571,670

Loss from operations	(854,079)	(928,094)	(2,046,713)	(1,716,815)

Interest expense, unrelated parties	231,479	556,095	494,101	1,053,771
Interest expense, related parties	540	149,572	15,063	309,393
Gain on disposition of assets	—	—	(567)	—

	232,019	705,667	508,597	1,363,164

Net loss	$(1,086,098)	$(1,633,761)	$(2,555,310)	$(3,079,979)

Basic and diluted loss per share	$(0.06)	$(0.21)	$(0.15)	$(0.40)

Weighted average shares outstanding	17,187,799	7,646,430	17,146,750	7,636,185

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,

	2004	2003

Operating activities:
Net cash used in operating activities	$(6,180,134)	$(7,016,487)

Investing activities:
Acquisition of intangible assets	(4,900)	(8,915)
Acquisition of plant and equipment	(156,381)	(450,525)
Acquisition of equipment produced for rental	—	(9,500)
Disposition of equipment produced for rental	—	502,791
Other	665	705
Deposits	—	(133,518)

Net cash used in investing activities	(160,616)	(98,962)

Financing activities:
Proceeds from sale of stock	—	362,550
Reimbursement of offering expense	36,731	—
Proceeds from leases payable	—	924,107
Repayment of leases payable	(1,179,656)	(1,362,931)
Proceeds from short-term debt	—	1,000,000
Repayment of short-term debt	(32,493)	(180,000)
Proceeds from convertible debt	—	5,000,000
Repayment of convertible debt	(1,603,077)	—

Net cash provided by (used in) financing activities	(2,778,495)	5,743,726

Change in cash and cash equivalents:
Decrease in cash	(9,119,245)	(1,371,723)
Cash and cash equivalents at beginning of period	11,526,664	1,778,297

Cash and cash equivalents at end of period	$2,407,419	$406,574

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

Note 2—Segments

                The revenue segments identified for geographic region-based enterprise-wide data are as follows:

	Three Months Ended June 30,		Six Months Ended June, 30,

	2004	2003	2004	2003

United States	$1,297,863	$1,844,497	$2,456,361	$3,603,963
Asia	11,665	—	146,057	134,392
Europe	750,000	75,000	750,000	75,000
South America	—	—	—	41,500

                The Company’s revenues, depreciation and operating income distribution by product are as follows:

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2004	2003	2004	2003

Revenues
SecureDrop®	$83,242	$185,223	$278,775	$1,334,733
Shuffler	584,672	1,517,008	1,041,947	2,261,824
Deck Checker™	1,370,852	215,649	1,922,161	228,212
Other revenue	20,762	1,617	109,535	30,086

	$2,059,528	$1,919,497	$3,352,418	$3,854,855

Depreciation and amortization
SecureDrop®	$0	$0	$0	$0
Shuffler	56,220	129,229	111,782	285,017
Deck Checker™	7,207	0	13,867	0
Selling, general and administrative	145,592	116,253	300,332	219,934

	209,019	245,482	425,981	504,951

Operating income (loss)
SecureDrop® gross margin	$18,813	$(26,924)	$110,377	$654,029
Shuffler gross margin	451,877	1,218,455	814,392	1,702,546
Deck Checker™ gross margin	1,071,398	134,506	1,485,404	137,689
Other cost of goods sold	(551,448)	(293,622)	(907,380)	(773,695)
Selling, general and administrative	(1,451,912)	(1,732,033)	(2,877,946)	(3,064,524)
Research and development	(392,807)	(228,476)	(671,560)	(372,860)

	$(854,079)	$(928,094)	$(2,046,713)	$(1,716,815)

Note 3—Loss per Share (Basic and Diluted)

                The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to the existence of operating losses.

Note 4—Debt

                The company retired $2,368,077 of convertible debt during the six months ended June 30, 2004 with cash payments and conversions to common stock.

Note 5—Options

                The Company currently has two stock option plans. No stock-based employee compensation expense for stock options was reflected in net income for years prior to 2003, as all stock options granted under those plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The exercise price range is between $1.75 and $15.00 with a weighted average exercise price of $3.52. There were 2,008,470 options outstanding as of June 30, 2004.

Note 6—Liquidity Issues

                The Company’s ability to maintain adequate liquidity may be dependent upon the success of management’s plans to address and overcome prior operating losses. Management has developed and refined its 2004 operating plan to increase its sales by expanding its product line and improving its sales efforts domestically and internationally. Increased sales in the year ended December 31, 2003 show increased acceptance of the Company’s product line. Management has adopted a program to reduce operating costs through the transfer of manufacturing operations to China and restructuring service functions to reduce labor and rental expense. Management focused on financial condition and liquidity improvements through its capital raising efforts in 2003 along with substantial debt reduction and debt conversion. As a result of anticipated sales improvements and operating cost initiatives, management believes that the Company will begin to generate positive operating cash flow during the second half of 2004. In addition, the Company’s financial advisors have expressed confidence that additional capital can be raised by the Company, if necessary, in 2004, and the Company has received a one-year commitment for a $3.0 million lease line of credit.

Note 7—Trade Receivables From Major Customers

                As of and during the six months ended June 30, 2004, approximately 2.1% of trade receivables and 5.4 % of total sales and, as of and during the year ended December 31, 2003, approximately 17.6% of trade receivables and 13.3% of total sales were concentrated in the Nevada gaming industry among five customers under common ownership. The Company’s future operations could be affected by adverse changes in the financial condition of, or the Company’s relationships with, the commonly owned Nevada gaming customers, or economic, competitive and political conditions in our customers’ respective local areas or the gaming industry, in general.

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

                In early February 2004, the State of Nevada initiated a sales/use tax audit of Central and Madison Leasing, companies through which the Company has obtained lease financing. As of this filing the State of Nevada has not made a determination if there has been a shortfall in the payment of the sales/use tax. The Company has sold and leased back shufflers and Deck Checkers™ over the last five years. The auditor for the State of Nevada is trying to determine at what level a sales/use tax needs to be collected. The Company now collects from our customers in Nevada and remits payments to the State of Nevada. If the State of Nevada determines that the sales of the products to the leasing companies is the level at which sales/use tax should have been collected, liability of the leasing companies would be passed to the Company. The amount of this potential liability could range from a refund of $230,000 to the payment of sales/use tax with interest and penalties of up to $500,000. The Company intends to defend its position in this matter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

        Statement on Forward-Looking Information

                Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to plans for product development, product placement, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include, but are not limited to, those relating to our liquidity requirements, our ability to locate necessary sources of capital to sustain our operations, the continued growth of the gaming industry, the success of our product development activities, the acceptance of our products in the marketplace, vigorous competition in the gaming industry, our dependence on existing management, changes in gaming laws and regulations (including actions affecting licensing), our leverage and debt service (including sensitivity to fluctuations in interest rates) and domestic or global economic conditions.

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

FINANCIAL CONDITION

                Total assets decreased from $24,160,178 to $17,984,964 between December 31, 2003 and June 30, 2004, a decrease of $6,175,214 or 25.6%. The decrease in total assets was due primarily to the $9,119,245 decrease in cash, offset, in part, by an increase in our accounts receivable (trade) and an increase in our inventories. The decrease in cash was due to continuing negative operating cash flows and debt reduction. Accounts receivable (trade) increased by $1,181,311 between December 31, 2003 and June 30, 2004. The primary reasons for the increase in trade receivables were the sale of Deck Checkers™ on terms. Inventories have increased during the current period by $1,418,844 between December 31, 2003 and June 30, 2004. The increase is primarily due to the ramping up of manufacturing in China for Deck Checker™ units, shuffler production and the PokerOne™ Shuffler.

                Total liabilities have decreased from $9,914,953 to $5,446,128 between December 31, 2003 and June 30, 2004, a decrease of $4,468,825 or 45.1%. Accounts payable decreased by $797,061 between December 31, 2003 and June 30, 2004 primarily due to the payment of the final $500,000 for the intellectual property rights for the Deck Checker™ and the payment of outstanding payables with funds received from the public offering in December of 2003. From December 31, 2003 to June 30, 2004, we eliminated our convertible debt of $2,368,077 through cash payments and conversions to common stock. Short-term debt decreased by $32,493 between December 31, 2003 and June 30, 2004 due to the repayment of short-term debt.

RESULTS OF OPERATIONS

                Comparison of Three Months Ended June 30, 2004 and 2003

Revenue

                For the three months ended June 30, 2004, total revenues increased from $1,919,497 to $2,059,528, compared to the three months ended June 30, 2003, an increase of $140,031 or 7.3%. The increase in total revenues was due primarily to increases in our Deck Checker™ revenue and other revenue, offset, in part, by decreases in our SecureDrop® revenue and our shuffler revenue.

                Deck Checker™.   Revenue related to the sale and rental of our Deck Checker™ product increased substantially compared to the three months ended June 30, 2003. Introduced in the second quarter of 2003, we expect Deck Checker™  revenue will continue to grow as the number of jurisdictions where we can sell the product increases along with the anticipated acceptance rate of the product in the casino industry. Since production has begun at our China facility at a much lower cost per unit, we will be able to establish a more aggressive price point while maintaining margins.

                SecureDrop®.   Our SecureDrop® revenue decreased by 51.1% during the three months ended June 30, 2004 in comparison to the three months ended June 30, 2003. The decrease was due to the a major installation of SecureDrop® products at three properties operated by Caesars Entertainment Inc. during the three months ended June 30, 2003. Although we are currently in negotiations for new contracts that would impact revenue in the second half of the year, we anticipate that we will continue to experience fluctuations in SecureDrop® revenue through the end of 2004.

                Shufflers.   Our shuffler sales revenue decreased during the three months ended June 30, 2004 in comparison to the three months ending June 30, 2003. Since the majority of the sales occurring in the second quarter of 2003 were from the conversion of shufflers on rent to purchases through long-term sales agreements that range from 24-48 months, we do not anticipate that conversions will contribute significantly to our shuffler sales in the future. We made a strategic decision to offer our customers the choice to either continue renting or to purchase our shufflers for the same monthly payments. This decision was based on competitive forces in the marketplace and the anticipated introduction of our next generation shufflers in 2004. By offering some of our customers the ability to trade up to our new shuffler, the RandomPlus™  Shuffler, when approved by the relevant regulatory bodies, we will be able to obtain binding purchase commitments for our shufflers and ensure that our products are not readily replaced with those of our competitors.

                Our shuffler rental revenue for the three months ended June 30, 2004 decreased compared to the three months ended June 30, 2003 due to the reduced number of shufflers placed on a rental basis. The conversion of rental units to purchases reduced the number of shufflers that were rented throughout this quarter compared to the second quarter of 2003. With the introduction of the new RandomPlus™ shuffler in the fourth quarter 2004, we anticipate an increase in the number of units placed on a rental basis.

                Other Revenues.   Our other revenues for the three months ended June 30, 2004 increased compared to the three months ended June 30, 2003 due to increases in the sale of supplies for SecureDrop® and the Deck Checker™. The upward trend will continue for these consumables as we increase the installed base of these two product lines.

                Cost of Sales

                For the three months ended June 30, 2004, our cost of sales increased to $1,068,888, compared to $887,082 for the three months ended June 30, 2003, an increase of $181,806 or 20.5%. The gross margin on revenue for the three months ended June 30, 2004 was 48.1%. This compares to 53.8% for the three months ended June 30, 2003 and to 39.6% for the three months ended March 31, 2004. The decrease in gross margin from the same period of the prior year reflects the costs in transitioning our manufacturing to China. As this transition is completed, we expect to experience improvement in our gross margin percentage.

                The gross margin percentage on revenue from Deck Checker™  sales revenue was 77.7% during the three months ended June 30, 2004, compared to 62.4% during the three months ended June 30, 2003. We originally purchased our inventory of Deck Checkers™  from a manufacturer located in New Zealand and, as of June 30, 2004, have sold most of these Deck Checkers™. We are now manufacturing our Deck Checkers™  at our China facility and, after initial transitional costs, anticipate lower costs per unit.

                Our cost of SecureDrop® sales revenue decreased by 69.6%. The decrease is directly related to the decrease in SecureDrop® sales during the same period. The gross margin percentage on revenue from SecureDrop® sales revenue was 22.6% in the three months ended June 30, 2004 compared to a gross margin deficit percentage of 14.5% for the three months ended June 30, 2003.

                Our cost of shuffler sales revenue for the three months ended June 30, 2004 decreased by 52% compared to the three months ended June 30, 2003. The decrease in the cost of shuffler sales revenue was due to the decreased sale of shuffler units during the three months ended June 30, 2004. The gross margin percentage on revenue from shuffler sales revenue was 83.2% in the three months ended June 30, 2004 compared to 86.1% for the three months ended June 30, 2003. The conversion of existing rental shufflers with low book values due to depreciation to purchases reduced the product cost in the prior year.

                Selling, General and Administrative Expense

                For the three months ended June 30, 2004, our selling, general and administrative expenses were $1,451,912, a decrease of $280,121, or 16.2%, from $1,732,033 for the three months ended June 30, 2003. The decrease in selling, general and administrative expenses related primarily to decreases in salaries and related expense, consulting and accounting expense, advertising expense, travel and entertainment expense, legal and regulatory expense and supplies expense.

                Our general and administrative expenses for the three months ended June 30, 2004 consisted of the following: salaries and related costs of $526,556; consulting and accounting services of $67,053; advertising and marketing costs of $8,119; travel and entertainment costs of $173,172; gaming industry show costs of $68,033; rent of $91,469; repairs and maintenance expense of $20,682; supplies of $10,705; legal and regulatory expenses of $259,860; insurance expenses of $12,685; depreciation and amortization of $136,559; and other expenses of $77,019.

                Research and Development Expenses

                For the three months ended June 30, 2004, research and development expenses were $392,807, an increase of $164,332, or 71.9%, from $228,476 for the three months ended June 30, 2003. The increase in research and development expenses was due to the development of the RandomPlus™ shuffler and PokerOne™. Although research and development has been a significant cost, we anticipate that these costs will decrease in the future as most of the research and development functions have been or are being moved to our China facility.

                Interest Expense

                For the three months ended June 30, 2004, we incurred interest expenses of $232,019, compared to $705,667 for the three months ended June 30, 2003, a decrease of $473,648 or 67.1%. This decrease was primarily attributable to the reduced debt service as a result of a decrease in our outstanding indebtedness and the retirement and conversion of $20,331,995 convertible debt in 2003 and early 2004.

                Net Loss

                For the three months ended June 30, 2004, we had a net loss of $1,086,098 compared to a net loss of $1,633,761 for the three months ended June 30, 2003, a decrease of $547,663, or 33.5%. The decrease in net loss was primarily due to decreases in selling, general and administrative expense and interest expenses. Basic loss per share was $0.06 for the three months ended June 30, 2004, compared to $0.21 for the three months ended June 30, 2003.

                Comparison of Six Months Ended June 30, 2004 and 2003

                Revenue

                For the six months ended June 30, 2004, our revenues were $3,352,418, compared to $3,854,855 for the six months ended June 30, 2003, a decrease of $502,437, or 13.0%. The decrease was due primarily to decreases in SecureDrop™ sales and shuffler sales and rentals incurred in the three months ended March 31, 2004 and the three months ended June 30, 2004, offset, in part by an increase in Deck Checker™ revenue during the same period.

                Cost of Sales

                For the six months ended June 30, 2004, our cost of sales was $1,849,625, compared to $2,134,286 for the six months ended June 30, 2003, a decrease of $172,539, or 8.1%. The gross margin on revenue for the six months ended June 30, 2004 was $1,502,793 or 44.8%, compared to the gross margin on revenue for the six months ended June 30, 2003 of $1,720,569, or 44.6%. The decrease in gross margin of $217,776 from the six months ended June 30, 2003 to the six months ended June 30, 2004 reflects a decrease in revenues during the period.

                Selling, General and Administrative Expenses

                For the six months ended June 30, 2004, our selling, general and administrative expenses were $2,877,946, compared to $3,064,524 for the six months ended June 30, 2003, a decrease of $186,578, or 6.1%. The decrease in selling, general and administrative expenses related primarily to decreases in salaries and related expense, consulting and accounting expense, advertising expense, travel and entertainment expense, legal and regulatory expense and supplies expense.

                Our selling, general and administrative expenses for the six months ended June 30, 2004 consisted of the following: salaries and related costs of $1,098,170; consulting services of $158,371; advertising and marketing costs of $14,028; travel and entertainment costs of $277,646; gaming industry trade show costs of $109,131; rent of $179,281; repairs and maintenance expenses of $43,105; legal and regulatory expenses of $457,755; supplies of $30,399; insurance expenses of $40,324; depreciation and amortization of $290,120; and other expenses of $179,616.

                Research and Development Expense

                For the six months ended June 30, 2004, our research and development expenses were $671,560, compared to $372,860 for the six months ended June 30, 2003, an increase of $298,700, or 80.1%. The increase was due to the our continued development efforts on the RandomPlus™  and PokerOne™  shufflers.

                Interest Expense

                For the six months ended June 30, 2004, we incurred interest expense of $509,164, compared to $1,363,164 for the six months ended June 30, 2003, a decrease of $854,000, or 62.6%. This decrease was primarily attributable to the reduced debt service resulting from the substantial decrease in our outstanding indebtedness and the retirement and conversion into shares of common stock of $20,331,995 convertible debt in 2003 and in the three months ended March 31, 2004.

                Net Loss

                For the six months ended June 30, 2004, we had a net loss of $2,555,310, compared to a net loss of $3,079,979 for the six months ended June 30, 2003, a decrease of $524,669, or 17.0%. The decrease in net loss was primarily due to the decrease in interest expense, offset, in part, by the increase in loss from operations. Basic loss per share was $0.15 for the six months ended June 30, 2004, compared to $0.40 for the six months ended June 30, 2003.

                LIQUIDITY AND CAPITAL RESOURCES

                Because of our efforts to transition from a development stage company to an operating company, we have generated substantial cash flow deficits from operations, including cash used in operating activities of $6,180,134 and $7,016,487 in the six months ended June 30, 2004 and 2003, respectively. In addition, to fund our development and operating activities, we generated cash through financing activities in 2003 of $23,047,432. We have used cash of $2,778,495 in financing activities during the six months ending June 30, 2004 for the repayment of leases payable, short-term debt, and convertible debt.

                Consequently, we have been substantially dependent on cash from financing activities to fund our development and operating activities. We will continue to require cash from financing activities for our current operating needs until our operations generate sufficient cash flow to provide for such cash requirements. As a result of anticipated sales improvements and operating cost initiatives, management believes that the Company will begin to generate positive operating cash flow during the second half of 2004. In terms of sources of additional capital, we have received a one-year commitment for a $3.0 million lease line of credit and have been advised by our financial advisors that additional capital can be raised, if necessary, in 2004.

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

                With respect to our equipment financing where we have sold and leased back most of our furniture, equipment, tooling and shufflers held for rent, we have repaid $1,179,656 for the six months ended June 30, 2004, received proceeds of $2,988,385 and repaid $2,823,331 for the year ended December 31, 2002 and have received proceeds of $989,820 and repaid $2,754,607 for the year ended December 31, 2003. As of June 30, 2004, we had outstanding equipment financing of $2,974,140. These equipment leases have terms of 36 to 39 months and were not recorded as sales because each of the leases included a mandatory buy-back provision.

                With respect to our short-term debt, we have received proceeds of $2,264,871 and repaid $650,000 for the year ended December 31, 2002 and have received proceeds of $7,400,000 and repaid $1,310,000 for the year ended December 31, 2003 and have repaid $32,493 for the six months ended June 30, 2004. As of June 30, 2004, we had outstanding short-term loans in the aggregate amount of $238,250. Prior to 2003, we were substantially dependent on short-term loans from our principal stockholder and other directors. Despite such reliance, neither our principal stockholder nor our directors are obligated to provide additional financing to us, and our principal stockholder and directors are free to decline to fund additional financings to us at any time. In such event and in the absence of third party financing sources, we may have substantial difficulties in raising additional financings.

                With respect to our convertible debentures, we received proceeds of $4,903,076 and $11,050,000 during the years ended December 31, 2002 and 2003, respectively, and have completely retired the convertible debentures during the three months ended March 31, 2004.

                With respect to the public offering of common stock in December 2003, we sold 5,500,000 shares at $5.00 per share for gross proceeds of $27,500,000. The net proceeds after all offering and commission expenses were $24,800,000.

                Outlook

                Our ability to maintain adequate liquidity is substantially dependent upon the success of management’s plans to address and overcome prior operating losses. Management has developed and refined its 2004 operating plan to increase its sales by expanding its product line and improving its sales efforts domestically and internationally. Increased sales in the year ended December 31, 2003 show increased acceptance of our product line. Management has adopted efforts to reduce operating costs through the transfer of manufacturing operations to China and restructuring service functions to reduce labor and rental expense. Management has focused on financial condition and liquidity improvements through its capital raising efforts in 2003 along with substantial debt reduction and debt conversion, resulting in positive cash position and substantially reduced indebtedness at June 30, 2004. As a result of anticipated sales improvements and operating cost initiatives, management believes that we will begin to generate positive operating cash flow by the end of 2004. In addition, our financial advisors have expressed confidence that additional capital can be raised by us, if necessary, in 2004 and we have received a one-year commitment for a $3.0 million lease line of credit.

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

                We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the six months ended June 30, 2004 and years ended December 31, 2003 and 2002, we have incurred net losses of $2,555,310, $7,812,089 and $6,192,786, respectively, and our operations have used $6,180,134, $11,731,150 and $5,206,489 of cash, respectively. As of June 30, 2004, December 31, 2003 and 2002, we had accumulated deficits of $47,137,659, $44,582,347 and $36,770,258, respectively. If we are unable to generate a positive cash flow in 2004, we will be required to locate additional sources of capital. If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.

                Even if our operations do not become profitable, we will continue to be obligated to pay our management substantial salaries and benefits.

                We currently compensate our executive officers and significant employees with substantial salaries and other benefits and, in the future, may pay increased salaries and benefits. In 2003, we paid an aggregate amount equal to approximately $1,300,000 to our executive officers and significant employees. In June and July 2003, we extended our employment agreements for an additional five years with Mr. Blad and an additional three years with seven other key employees. In February 2004, we expanded our management team with the hiring of H. Michael Jahnke as our Chief Operating Officer. We intend to continue to pay substantial salaries and benefits to Mr. Blad and our other key employees. The payment of such compensation and benefits may be a burden on us and may be a factor in limiting or preventing our profitability. Upon the expiration of those employment agreements, we may elect to continue compensating management with similar or higher salaries and other benefits.

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

                Due to the limited placement of our SecureDrop® System and the Deck Checker TM, we may not achieve significant market acceptance of these products and, as a result, general sufficient revenue to sustain our operations.

                Although we installed our SecureDrop® System and have placed units of the Deck Checker™ at a limited number of properties, we not be able to achieve significant market acceptance of our SecureDrop® System or the Deck Checker™. We have only sold our SecureDrop® Hard Count Module to a small number of casinos. The SecureDrop® System Soft Count Module has been slow to sell outside Nevada. Due to the resistance of gaming companies to the implementation of unproven technologies and product flaws that we subsequently corrected, we have experienced longer than expected sales cycles for our SecureDrop® System. In addition, we have only placed 156 Deck Checker™ units (including 20 rentals) as of June 30, 2004. The commercial success of our SecureDrop® System and Deck Checker™ will depend upon the degree of market acceptance of these products in the gaming community and will depend on a number of factors, including:

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

                We are substantially dependent upon sales to a few major customers. In the first two quarters 2004 and in the fiscal year 2003, Caesars Entertainment, Inc. (formerly Park Place Entertainment Corporation), our largest customer, accounted for more than 5% of our revenues. During the six months ending June 30, 2004, approximately 2.1% of trade receivables and 5.4% of total sales and during the year ended December 31, 2003, approximately 17.6% of trade receivables and 13.3% of total sales were concentrated in the Nevada gaming industry among five customers under the common ownership of Caesars Entertainment, Inc. Any adverse changes in the financial condition of our major customers, any loss of our major customers, or any meaningful reduction in the level of sales to any of these customers could have a materially adverse impact on us.

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

                Our executive officers and members of our board beneficially own approximately 9,060,278 shares of common stock, or approximately 50.3% of the outstanding shares of our common stock, assuming exercise or conversion of all options, warrants and convertible debentures held by our executive officers and members of our board that are exercisable within 60 days of June 30, 2004. Accordingly, these stockholders have the power to control all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

                The loss of our executive officers, significant employees or certain members of our management could adversely impact our operations.

                Our success is substantially dependent upon the efforts and skills of Steven J. Blad, our chief executive officer and president, and H. Michael Jahnke, our chief operating officer. We have entered into employment agreements with Messrs. Blad and Jahnke and nine other significant employees. However, if we were to lose the services rendered by any of our executive officers or significant employees, key management, product development and sales functions could be adversely affected. In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need. An inability to hire and retain quality employees could have a material adverse effect on our business, financial condition and results of operations.

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

                Although our AMEX listing application has been approved and our common stock began trading on the AMEX on May 4, 2004, since the closing price for our common stock was less than $5.00 per share as of June 30, 2004, our common stock is deemed to be penny stock for purposes of Section 15(b)(6) of the Exchange Act. Federal rules and regulations generally impose additional sale practice and disclosure requirements and penalties on broker/dealers and persons associated with or seeking to become associated with such broker/dealers who sell or recommend penny stocks to certain investors. These requirements may reduce the potential market for our common stock by reducing the number of potential investors, and any or all of these factors may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them and could cause our stock price to decline. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor and receive the investor’s written consent to the transaction.

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

ITEM 3.          CONTROLS AND PROCEDURES

                (a)           Evaluation of Disclosure Controls.  We evaluated the effectiveness of our disclosure controls and procedures as of the end of the three months ended June 30, 2004. This evaluation was done with the participation of our chief executive officer and our acting chief financial officer. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

                (b)           Changes in Disclosure Controls and Procedures.  Although there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, we are continuously evaluating means of enhancing our internal controls. During the twelve months ended December 31, 2003, we added qualified staff to our accounting department, we improved our approval process for accounting entries, and we commenced implementation of MAS-500 integrated financial and manufacturing software application. MAS-500 has been implemented in Las Vegas to provide an integrated control process for purchasing, inventory control and manufacturing and should improve the accuracy and timeliness of our financial reporting. With respect to our China facility, we completed the implementation of and training on MAS-500 during the second quarter of 2004.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                On March 27, 2002, Shuffle Master, Inc., or Shuffle Master, filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against VendingData in the United States District Court, District of Nevada. The amended complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining us from infringing on two of Shuffle Master’s patents, an accounting of our gains and profits that resulted from our alleged infringement, and for interest, costs and attorneys’ fees. The Shuffle Master patents that are at issue in the litigation concern registering use of a playing card shuffler apparatus and the displaying of the use on a display. We have filed our answer, counterclaims, and amended counterclaims against Shuffle Master. In our answer, we deny Shuffle Master’s allegation of patent infringement and request that Shuffle Master’s complaint be dismissed. We also seek, in our amended counterclaim, a declaration that we do not infringe Shuffle Master’s patents and that Shuffle Master’s patents and certain of its related claims are invalid. We further assert counterclaims against Shuffle Master for breach of contract and violation of the Uniform Trade Secrets Act. On May 20, 2002, the United States District Court, District of Nevada denied Shuffle Master’s motion for preliminary injunction against us. Discovery in this litigation is now closed. On May 28, 2003, we filed a motion for summary judgment requesting that the court dismiss the case against us. The hearing for our motion for summary judgment was taken off calendar pending a ruling by a magistrate judge with respect to a October 24, 2003 claim construction hearing to determine the scope and definition of the patent claims at issue. On March 31, 2004, the magistrate judge issued an order with regard to claim interpretation, to which we have filed written objections. On June 25, 2004, the District Court affirmed the magistrate judge’s order. Although we anticipate that in due course the District Court will rule on our arguments for summary judgment against the patent claims of Shuffle Master, if this matter is not resolved as a result of our motion for summary judgment, the District Court will set a date for trial.

ITEM 2.  CHANGES IN SECURITIES.

                On December 18, 2003, we completed a public offering of 5,000,000 shares of our common stock. The placement agent for the offering was Philadelphia Brokerage Corporation. Our shares of common stock sold in the offering were registered under the Securities Act in a Registration Statement on Form SB-2, as amended (File No. 333-109115), or the Registration Statement. The Securities and Exchange Commission, or the Commission, declared the Registration Statement effective on December 11, 2003.

                The public offering price was $5.00 per share for an aggregate sales price of $27,500,000. We paid commissions of $1,925,000 to our placement agent, a non-accountable expense allowance of $25,000 to our placement agent and offering expenses of approximately $750,000. None of the expenses related to the initial public offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, or to any persons owning 10% or more of any class of our equity securities, or to any of our affiliates. We received net proceeds from the public offering of approximately $24,800,000 after deducting the underwriting discounts and commissions and the offering expenses.

                From the effective date of the Registration Statement through the six months ended June 30, 2004, we have used approximately $22,400,000 of the $24,800,000 of net proceeds from the initial public offering as follows:

USE OF PROCEEDS TO DATE	AMOUNT

Retirement of loan from Mellon Bank HBV SPV, LLC	$2,775,000
Retirement of loan from Triage Capital Management LP	850,000
Retirement of loan from Triage Offshore Fund, Ltd.	1,000,000
Retirement of loan from LC Capital Master Fund, Ltd.	1,000,000
Retirement of a portion of 10% convertible senior notes	7,100,000
Repayment of convertible senior notes	1,600,000
Lease payments	1,200,000
Funding to increase product inventory	1,500,000
Purchase of fixed assets	160,000
Payment of operating expenses	5,215,000

TOTAL	$22,400,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

               Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               Not applicable.

ITEM 5.  OTHER INFORMATION.

               Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)	Reports on Form 8-K.

                During the three months ended June 30, 2004, we filed the following:

•	Current Report on Form 8-K filed on May 10, 2004 reporting the approval of our common stock for listing on the American Stock Exchange under the ticker symbol, “VNX”;

•	Current Report on Form 8-K filed on May 14, 2004 reporting our financial results for the period ended March 31, 2004; and

•	Current Report on Form 8-K filed on May 27, 2004 reporting the separation agreements entered into with John R. Spina, our former Chief Financial Officer, and Stacie L. Brown, our former Secretary and Corporate Counsel.

SIGNATURE

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENDINGDATA CORPORATION
(Registrant)

Date: August 10, 2004	By:	/s/ Steven J. Blad
——————————————————
Steven J. Blad
	Its:	Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Officer)