Form 10QSB
period 2004-09-30
VENDINGDATA CORP
filed 2004-11-15
CIK 1004673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2004

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
17,198,198 shares of common stock, $.001 par value, as of September 30, 2004

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

VENDINGDATA CORPORATION

FORM 10-QSB

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

VENDINGDATA CORPORATION

Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,685,355	$11,526,664
Current portion of accounts receivable, trade, net of allowance for uncollectables of $149,190 and $125,530	3,863,576	2,354,054
Due from affiliate	40,602	31,802
Other receivables	99,212	29,836
Inventories	5,721,798	4,150,414
Prepaid expenses	391,658	52,028
	12,802,201	18,144,798

Equipment rented to customers, net of accumulated depreciation of $506,727 and $316,245	458,217	608,555
Property and equipment, net of accumulated depreciation of $2,163,868 and $1,859,206	931,803	1,063,951
Intangible assets, net of accumulated amortization of $399,284 and $288,203	1,168,847	1,282,088
Due from affiliate - non current	118,800	118,800
Accounts receivable, trade, net of current portion, less unamortized discount	1,468,394	1,140,984
Deferred expenses	624,334	250,697
Deposits	931,058	1,284,827
Other assets	—	265,478
	$18,503,654	$24,160,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of leases payable	$1,861,697	$2,237,073
Accounts payable	1,109,602	1,727,460
Accrued expenses	512,894	824,307
Deferred revenues, current portion	239,215	171,875
Short-term debt	238,250	270,743
Current portion of convertible debt	—	2,368,077
Customer deposits	196,360	178,805
	4,158,018	7,778,340

Deferred revenues, net of current portion	243,175	219,890
Notes payable, net of current portion	3,250,000	—
Leases payable, net of current portion	560,133	1,916,723
	8,211,326	9,914,953
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 17,198,198 and 16,765,580 shares issued and outstanding	17,198	16,766
Additional paid-in capital	59,760,641	58,810,806
Deficit	(49,485,511)	(44,582,347)
Total stockholders’ equity	10,292,328	14,245,225
Total liabilities and stockholders’ equity	$18,503,654	$24,160,178

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Operations

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues:
Sales	$981,532	$2,187,003	$3,852,242	$5,342,670
Rental	137,002	269,750	509,175	938,852
Other	42,782	9,399	152,317	39,485
	1,161,316	2,466,152	4,513,734	6,321,007
Operating expenses:
Cost of sales	865,232	1,403,546	2,714,857	3,566,691
Selling, general and administrative	1,581,271	1,267,831	4,459,217	4,303,496
Research and development	289,498	336,910	961,058	709,770
Inventory write down	575,446	—	575,446	—
	3,311,447	3,008,287	8,710,578	8,579,957
Loss from operations	(2,150,131)	(542,135)	(4,196,844)	(2,258,950)

Interest expense, unrelated parties	188,261	620,569	682,362	1,709,430
Interest expense, related parties	9,460	139,256	24,523	413,559
Gain on disposition of assets	—	—	(567)	—
	197,721	759,825	706,318	2,122,989

Net loss	$(2,347,852)	$(1,301,960)	$(4,903,162)	$(4,381,939)

Basic and diluted loss per share	$(0.14)	$(0.17)	$(0.29)	$(0.57)

Weighted average shares outstanding	17,198,198	7,646,430	17,184,127	7,636,185

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003

Operating activities:
Net cash used in operating activities	$(8,563,226)	$(8,897,624)

Investing activities:
Acquisition of intangible assets	(4,900)	(1,022,720)
Acquisition of plant and equipment	(193,043)	(635,990)
Acquisition of equipment produced for rental	—	(9,500)
Disposition of equipment produced for rental	—	785,600
Other	665	705
Deposits	—	(204,794)
Net cash used in investing activities	(197,278)	(1,086,699)

Financing activities:
Proceeds from sale of stock	—	574,420
Reimbursement of offering expense	36,731	—
Proceeds from leases payable	—	989,820
Repayment of leases payable	(1,731,966)	(2,110,205)
Proceeds from notes payable	3,250,000	400,000
Repayment of short-term debt	(32,493)	(384,000)
Proceeds from convertible debt	—	9,050,000
Repayment of convertible debt	(1,603,077)	—
Net cash provided by (used in) financing activities	(80,805)	8,520,035

Change in cash and cash equivalents:
Decrease in cash	(8,841,309)	(1,464,288)
Cash and cash equivalents at beginning of period	11,526,664	1,778,297
Cash and cash equivalents at end of period	$2,685,355	$314,009

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

Note 2—Segments

The revenue segments identified for geographic region-based enterprise-wide data are as follows:

	Three Months Ended September 30,		Nine Months Ended September, 30,
	2004	2003	2004	2003

United States	$791,995	$1,856,432	$3,248,356	$5,636,287
Asia	369,321	461,250	1,265,378	536,250
South America	—	148,470	—	148,470

The Company’s revenues, depreciation and operating income distribution by product are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues
SecureDrop®	$106,637	$789,786	$385,412	$2,124,519
Shuffler	106,947	670,409	1,148,894	2,932,233
Deck Checker™	904,950	996,558	2,827,111	1,224,770
Other revenue	42,782	9,399	152,317	39,485
	$1,161,316	$2,466,152	$4,513,734	$6,321,007
Depreciation and amortization
SecureDrop®	$0	$0	$0	$0
Shuffler	55,604	141,252	167,386	426,269
Deck Checker™	9,229	0	23,096	0
Selling, general and administrative	142,331	136,250	442,663	356,184
	207,164	277,502	633,145	782,453
Operating income (loss)
SecureDrop® gross margin	$61,691	$434,550	$172,068	$1,105,229
Shuffler gross margin	12,702	482,853	827,094	2,146,459
Deck Checker™ gross margin	764,944	742,381	2,250,348	880,070
Other cost of goods sold	(1,118,699)	(597,178)	(2,026,079)	(1,377,442)
Selling, general and administrative	(1,581,271)	(1,267,831)	(4,459,217)	(4,303,496)
Research and development	(289,498)	(336,910)	(961,058)	(709,770)
	$(2,150,131)	$(542,135)	$(4,196,844)	$(2,258,950)

Note 3—Loss per Share (Basic and Diluted)

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to the existence of operating losses.

Note 4—Debt

The company retired $2,368,077 of convertible debt during the nine months ended September 30, 2004 with cash payments and conversions to common stock.

In the quarter ended September 30, 2004, the Company borrowed $3,250,000 in the form of senior notes with non-detachable warrants at a 9% interest rate.  Interest is to be paid semi-annually in arrears, and the principal is due August 15, 2007.

Note 5—Options

The Company currently has two stock option plans pursuant to which it is authorized to issue options to purchase 3,000,000 shares and 300,000 shares, respectively.  No stock-based employee compensation expense for stock options was reflected in net income for years prior to 2003, as all stock options granted under those plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.  Stock-based compensation recorded for the quarter ended September 30, 2004 and for the nine months ended September 30, 2004 was $30,081 and $44,752, respectively. There were a total of 2,079,380 options outstanding as of September 30, 2004 with an exercise price range between $1.75 and $15.00 and a weighted average exercise price of $3.52.  All stock options have terms not exceeding 10 years.

Note 6—Liquidity Issues

The Company’s ability to maintain adequate liquidity is dependent upon the success of management’s plans to address and overcome prior operating losses.  Management is updating its 2004 operating plan to increase its sales by expanding its product line and improving its sales efforts both domestically and internationally.  Management has also adopted a program to reduce operating costs through the transfer of manufacturing operations to China and restructuring its service functions to reduce labor and rental expense.  Management focused on financial condition and liquidity improvements through its capital raising efforts in 2003 along with substantial debt reduction and debt conversion.  Through the nine months ended September 30, 2004, the Company remained reliant upon capital from external sources in order to sustain its operations.  The Company believes that it has sufficient liquidity to support its operations until the first quarter of 2005 and that it will be able to secure additional debt or equity capital to meet its needs in 2005.  The Company’s efforts to secure additional financing sources are being impacted by the outcome of the November 29, 2004 hearing on the preliminary injunction sought by a competitor.  An adverse outcome of that hearing would likely impact the cost of and availability of additional financing to the Company.  See Part II - Other Information, Item 1. Legal Proceedings.

Note 7—Trade Receivables From Major Customers

As of and during the nine months ended September 30, 2004, approximately 2.7% of trade receivables and 5.0 % of total sales and, as of and during the year ended December 31, 2003, approximately 17.6% of trade receivables and 13.3% of total sales were concentrated in the Nevada gaming industry among five customers under common ownership. The Company’s future operations could be affected by adverse changes in the financial condition of, or the Company’s relationships with, the commonly owned Nevada gaming customers, or economic, competitive and political conditions in our customers’ respective local areas or the gaming industry, in general.

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

In early February 2004, the State of Nevada initiated a sales/use tax audit of Central Leasing and Madison Leasing, companies through which the Company has obtained lease financing.  As of this filing the State of Nevada has not made a determination if there has been a shortfall in the payment of the sales/use tax. The Company has sold and leased back shufflers and Deck Checkers™ over the last five years.  The auditor for the State of Nevada is trying to determine at what level a sales/use tax needs to be collected.  The Company now collects from our customers in Nevada and remits payments to the State of Nevada.  If the State of Nevada determines that the sales of the products to the leasing companies is the level at which sales/use tax should have been collected, liability of the leasing companies would be passed to the Company.  The amount of this potential liability could range from a refund of $230,000 to the payment of sales/use tax with interest and penalties of up to $500,000.  The Company intends to defend its position in this matter.

The Company is currently involved in litigation involving allegations that its products infringe upon the patents of a competitor.  For additional information, see Part II – Other Information, Item 1. Legal Proceedings.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

Statement on Forward-Looking Information

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to plans for product development, product placement, capital spending and financing sources.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein.  These risks, uncertainties and other factors include, but are not limited to, those relating to our liquidity requirements, our ability to locate necessary sources of capital to sustain our operations, the continued growth of the gaming industry, the success of our product development activities, the acceptance of our products in the marketplace, vigorous competition in the gaming industry, our dependence on existing management, changes in gaming laws and regulations (including actions affecting licensing), our leverage and debt service (including sensitivity to fluctuations in interest rates) and domestic or global economic conditions.

For additional discussion of the risks, uncertainties and other factors that may adversely affect our operations, our product acceptance, our competitiveness in the marketplace and our common stock, please see the section entitled, “Risk Factors,” in our Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 30, 2004.

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

During the nine months ended September 30, 2004, we have focused on certain steps designed to improve our long-term operations and growth.  These steps included the following:

•                                          We transferred the Deck Checker™ technology from a third party vendor in Auckland, New Zealand to our China manufacturing facility.

•                                          We substantially completed the development of our PokerOne™ shuffler and began preliminary prod0uction in our China facility beginning in May 2004.

•                                          We leased and commenced operations in six additional buildings in our China facility.

•                                          We transferred research and development for all our table game products to China.

•                                          We commenced the manufacture of our Deck Checker™ in our China facility.

•                                          We substantially completed the development of our new RandomPlus™ shuffler.

While we have focused on these significant improvements, our sales have been adversely impacted by several factors, including:

•                                          The effect of pending corporate mergers of major gaming customers on the progression of sales of our SecureDrop™ products.

•                                          Longer than anticipated approval times from gaming regulatory labs for our Deck Checker™ and PokerOne™ shuffler products.

•                                          The amount of time and resources that have been spent to transfer significant components of our operations to China.

•                                          The periods of redundant functions while the transfer of manufacturing and research/development to China has been underway.

•                                          Delays in completion of our RandomPlus™ shuffler.

•                                          The development of two additional specialty games for the Macau market which was the beta site for our PokerOne™ shuffler.

Financial Condition

Total assets decreased from $24,160,178 to $18,503,654 between December 31, 2003 and September 30, 2004, a decrease of $5,656,524 or 23.4%.  The decrease in total assets was due primarily to the $8,841,309 decrease in cash, offset, in part, by a $1,571,384 increase in inventories, a $1,509,522 increase in trade accounts receivable and a $339,630 increase in prepaid expenses.  The decrease in cash was due to continuing negative operating cash flows and debt reduction.  The primary reason for the increase in trade receivables were the sale of Deck Checkers™ on extended payment terms.  Through the use of cash to increase our inventories of Deck Checker™ units and shufflers, including the PokerOne™ Shuffler, we recognized a net $1,571,384 increase in inventories between December 31, 2003 and September 30, 2004.  The net increase in inventories includes a reserve of $575,446 for obsolete inventories recorded during the three months ended September 30, 2004.  The increased reserve related primarily to our inventories of the Random Ejection Shuffler™ and SecureDrop® systems.

Total liabilities decreased by $1,703,627, or 17.2%, from $9,914,953 to $8,211,326 between December 31, 2003 and September 30, 2004.  The decrease in total liabilities was due primarily to a $375,376 decrease in the current portion of our leases payable, a $617,858 decrease in our accounts payable, the elimination of our short-term debt of $2,368,077 through repayment and conversions into common stock and a $1,356,590 decrease in the non-current portion of our leases payable, offset, in part, by the issuance of long-term notes in the original principal amount of $3,250,000.  The decrease in our accounts payable between December 31, 2003 and September 30, 2004 was due primarily due to the final $500,000 payment for the intellectual property rights for the Deck Checker™ and the payment of certain outstanding payables with funds received from the public offering in December of 2003.  The decreases in our leases payable, both current and non-current, was due to the repayment of debt owed on certain equipment leases.

During the three months ended September 30, 2004, our management conducted a review of our inventory and determined that there is some impairment of our inventory of Random Ejection Shufflers™ held for rental purposes, as well as related labor and overhead held in inventory.  Additionally, our management determined that our inventory contained certain obsolete parts related to the SecureDrop® Hard Count System.  In view of these findings, our management established a reserve in the amount of $575,446, which was recorded as a charge to cost of goods sold during the three months ended September 30, 2004.  Upon commencement of sales of the RandomPlus™ Shuffler, Our management will review our Random Ejection Shuffler™ inventory and believes that there is a possibility that additional reserves estimated to be in the range between $700,000 and $1,200,000, may be required.  The provisioning of reserves for obsolete inventory will be based primarily on our estimated forecast of product demand and related manufacturing requirements.

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

Revenue Recognition.

We recognize revenue from the sale of our products upon installation and functional testing at customer locations because that is when the customer’s obligation becomes fixed and certain pursuant to our standard contracts for the sale of units of the SecureDrop® System, shufflers and Deck Checkers™.  Sales are recognized immediately when shufflers that are rented are converted to purchases depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 48 months.  The extended warranty and maintenance components that are part of long term sales contracts are unbundled and recognized as deferred revenue amortized over the remaining life of the sales agreement after the initial 90-day warranty as required by the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  The useful life of our shufflers and Deck Checkers™ is five years with proper maintenance; this life can be extended with the replacement of component parts.  If a customer does not possess the required creditworthiness or an established payment history with us, we would then treat this revenue as an installment sale and recognize the associated revenues over time as payments are received.  Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms.  All rental contracts are cancelable upon 30-day written notice by the customer.  Maintenance expense for rental units is recorded in the period it is incurred.  Although sales are not generally made with a right to return, upon occasion, usually associated with the performance warranty, sales returns and allowances are recorded after returned goods are received and inspected.  We provide currently for estimated warranty repair costs associated with sales contracts.  Although there are no extended warranties offered for our products, we do provide for maintenance contracts that are billed and recognized on a monthly basis.

Intangible Assets.

We have acquired patent rights for various products since 2001 and acquired the patent rights for the Deck Checker™ for $1,004,900 in the third quarter of 2003.  We have estimated an economic useful life of 10 years for the Deck Checker™ patents.  We currently amortize our intangible assets which are related to these patents on a straight-line basis over the estimated useful lives of 10 years.

Results of Operations

Comparison of Three Months Ended September 30, 2004 and 2003

Revenue

For the three months ended September 30, 2004, total revenues decreased from $2,466,152 to $1,161,316, compared to the three months ended September 30, 2003, a decrease of $1,304,836 or 52.9%.  The decrease in total revenues was due primarily to decreases in our SecureDrop® and our shuffler revenue.  We believe that the decreases in revenue were due, in part, to the allocation of resources toward the transfer of certain operations to China, the longer than anticipated approval terms for our new products from gaming regulatory laboratories, the continued development and testing of our new shuffler products, the pending merger transactions involving major U.S. casino operators that have delayed negotiations involving our SecureDrop® products and the delays in discussions with potential international customers.

Deck Checker™.  Revenue related to the sale and rental of our Deck Checker™ product decreased 9.2% compared to the three months ended September 30, 2003.  We expect Deck Checker™ revenue to grow as the number of jurisdictions where we can sell the product increases coupled with increased industry acceptance of the product.

SecureDrop®.  Our SecureDrop® revenue decreased by 86.5% during the three months ended September 30, 2004 in comparison to the three months ended September 30, 2003.  Although we currently have proposals outstanding for new contracts that may impact revenue in the fourth quarter of 2004, due to the uncertainties related to the ultimate likelihood and timing of the award of these contracts, we believe that we will continue to experience significant fluctuations in SecureDrop® revenue through the end of 2004 and into 2005.

Shufflers.  During 2003, we made a strategic decision to offer our customers the choice to either continue renting or to purchase our shufflers for the same monthly payments through long-term sales agreements that range from 24-48 months.  This decision was based on competitive forces in the marketplace and the anticipated introduction of our next generation shufflers in 2004.  As result of this strategic decision, we recorded shuffler sale revenue in the three months ended September 30, 2003 that we were not able to replace in the three months ended September 30, 2004, resulting in a reduction in the number of shufflers currently outstanding on a rental basis.  Accordingly, we experienced a 91.0% decrease in shuffler sales revenue and a 69.6% decrease in shuffler rental revenue during the three months ended September 30, 2004 in comparison to the three months ended September 30, 2003.  Furthermore, due to the continued development and testing of our new RandomPlus™ and PokerOne™ shufflers, as well as delays in obtaining required regulatory approvals, we were also not able to replace either shuffler sales revenue or rental revenue with revenue from these new shuffler products during the three months ended September 30, 2004.

Other Revenues.  Our other revenues for the three months ended September 30, 2004 increased compared to the three months ended September 30, 2003 due to increases in the sale of supplies for SecureDrop® and the Deck Checker™. The upward trend will continue for these consumables as we increase the installed base, particularly Deck Checker™.

Cost of Sales

 For the three months ended September 30, 2004, our cost of sales increased to $1,440,678, compared to $1,403,546 for the three months ended September 30, 2003, an increase of $37,132 or 2.6%.  The cost of sales for the three months ended September 30, 2004 includes a $575,446 reserve for obsolete inventories.  Although our revenue during the three months ended September 30, 2004 decreased, our costs of sales during the three months ended September 30, 2004 increased primarily due to the aforementioned $575,446 inventory reserve.  The gross margin on revenue for the three months ended September 30, 2004 was a negative $279,362, or a negative 24.1%.  This compares to a gross margin percentage of $1,062,606, or 43.1%, for the three months ended September 30, 2003 and $990,640, or 48.1%, for the three months ended June 30, 2004.  The decrease in gross margin and gross margin percentage from the same period of the prior year reflects the establishment of a $575,446 reserve for obsolete inventories, the sale of rented shufflers with low depreciated book values during the three months ended September 30, 2003, and the costs incurred during 2004 as we transitioned our manufacturing from Las Vegas to China.  As this transition is completed, we expect improvement in our gross margins in the remainder of 2004 and 2005.  However, as previously noted, management will continue to evaluate the transition of certain of our products, such as the Random Ejection Shuffler™, which is anticipated to be replaced by the RandomPlus™ shuffler, to determine whether future periods should include additional inventory reserves.

Deck Checker™.  The Deck Checker™ cost of goods sold decreased by 114,171, or 44.9%, during the three months ended September 30, 2004.  The decrease was due primarily to a decrease in our Deck Checker™ revenue.  The gross margin percentage on revenue from Deck Checker™ sales revenue was 84.5% during the three months ended September 30, 2004, compared to 74.5% during the three months ended September 30, 2003.  The increase in gross margin percentage was due to the increased sale of Deck Checkers™ manufactured at our China facility during the three months ended September 30, 2004 versus the sale of Deck Checkers™ purchased from a third party manufacturer during the three months ended September 30, 2003.  During the three months ended September 30, 2004, we sold the remaining Deck Checkers™ purchased from this third party manufacturer.  By manufacturing of Deck Checkers™ at our China facility, we anticipate lower costs per unit and an increase in gross margin percentage.

SecureDrop®.  Our SecureDrop® cost of goods sold decreased by 87.3% during the quarter ended September 30, 2004 .  The decrease is directly related to the decrease in SecureDrop® sales during the same period.  The gross margin percentage on revenue from SecureDrop® sales revenue was 57.9% in the three months ended September 30, 2004 compared to a gross margin percentage of 55.0% for the three months ended September 30, 2003.

Shufflers.  Our shuffler cost of goods sold for the three months ended September 30, 2004 decreased by 94.5% compared to the three months ended September 30, 2003.  The decrease shuffler cost of goods sold was due to the decreased sale of shuffler units during the three months ended September 30, 2004.  The gross margin percentage on revenue from shuffler sales revenue was 54.3% in the three months ended September 30, 2004 compared to 89.8% for the three months ended September 30, 2003.  The conversion of existing rental shufflers with low book values due to depreciation to purchases resulted in an increased gross margin percentage during the three months ended September 30, 2003.

The cost of sales and resultant gross margins cited above for the individual products described herein primarily include only material costs.  Associated direct labor and overhead expenses are reported only in aggregate and have not been allocated to individual products.  The allocation of such direct labor and overhead expenses to individual products would have the effect of reducing the gross margin percentages for our products.

Selling, General and Administrative Expense

For the three months ended September 30, 2004, our selling, general and administrative expenses were $1,581,271, an increase of $313,440, or 24.7%, from $1,267,831 for the three months ended September 30, 2003.  The increase in selling, general and administrative expenses related primarily to increases in consulting and accounting expenses, travel and entertainment expenses, rents, legal and regulatory expenses and other expenses, offset, in part, by decreases in salaries and related costs as a result of reductions in staff.   Included in these expenses was a $293,383 increase in legal and regulatory expenses due the increased investigatory and related gaming compliance costs, the increased costs associated with our financing activities, and the costs associated with our intellectual property litigation.

Research and Development Expense

For the three months ended September 30, 2004, research and development expenses were $289,498, a decrease of $47,412, or 14.1%, from $336,910 for the three months ended September 30, 2003.  The decrease in research and development expenses was due to the winding down of development costs for the RandomPlus™ and PokerOne™ shufflers incurred in Las Vegas.  Although research and development has been a significant cost, we anticipate that these costs may decrease in the future as a percentage of revenue as more of our research and development functions are being moved to our China facility.

Interest Expense

For the three months ended September 30, 2004, we incurred interest expenses of $197,721, compared to $759,825 for the three months ended September 30, 2003, a decrease of $562,104 or 74.0%.  This decrease was primarily attributable to the reduced debt service as a result of a decrease in our outstanding indebtedness and the retirement and conversion of $20,331,995 convertible debt in December 2003 and during the three months ended March 31, 2004.

Net Loss

For the three months ended September 30, 2004, we had a net loss of $2,347,852 compared to a net loss of $1,301,960 for the three months ended September 30, 2003, an increase of $1,045,892, or 80.3%.  The increase in net loss was primarily due to decreases in revenue and increases in operating expenses, including inventory reserves for obsolete inventory, offset, in part, by decreases in interest expenses.  Basic loss per share was $0.14 for the three months ended September 30, 2004, compared to $0.17 for the three months ended September 30, 2003.  Although we experienced increased losses during the three months ended September 30, 2004, the relative decrease in basic loss per share for the three months ended September 30, 2004 was due to the increased number of weighted average shares outstanding during the three months ended September 30, 2004 in light of our public offering of common stock in December 2003 and the conversion of debt into shares of common stock in December 2003 and in the three months ended March 31, 2004.

Comparison of Nine Months Ended September 30, 2004 and 2003

Revenue

For the nine months ended September 30, 2004, our revenues were $4,513,734, compared to $6,321,007 for the nine months ended September 30, 2003, a decrease of $1,807,273, or 28.6%.   The decrease was due primarily to decreases in SecureDrop™ revenue and shuffler revenue, offset, in part, by increases in Deck Checker™ revenue.  We believe that the decreases in revenue were due, in part, to the allocation of resources toward the transfer of certain operations to China, the longer than anticipated approval times for our new products from gaming regulatory laboratories, the continued development and testing of our new shuffler products, the pending merger transactions involving U.S. major casino operators that have delayed negotiations involving our SecureDrop® products and the delays in discussions with potential international customers.

Deck Checker™.  Revenue related to the sale and rental of our Deck Checker™ product increased 115.5% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  The significant increase in Deck Checker™ revenue in 2004 was due to the introduction of the Deck Checker™  in the second quarter of 2003.  We expect Deck Checker™ revenue to grow as the number of jurisdictions where we can sell the product increases coupled with increased industry acceptance of the product.

SecureDrop®.  Our SecureDrop® revenue decreased by 81.9% during the nine months ended September 30, 2004 in comparison to the nine months ended September 30, 2003.  The decrease was due to the major installations of SecureDrop® products at properties operated by Caesars Entertainment Inc. during the nine months ended September 30, 2003 and the absence of sufficient sales to replace the revenue generated by these installations. Although we are currently have proposals outstanding for new contracts that may impact revenue in the fourth quarter of 2004, due to the uncertainties related to the ultimate likelihood and timing of the award of these contracts, we believe that we will continue to experience significant fluctuations in SecureDrop® revenue through the end of 2004 and into 2005.

 Shufflers.  During 2003, we made a strategic decision to offer our customers the choice to either continue renting or to purchase our shufflers for the same monthly payments through long-term sales agreements that range from 24-48 months.  This decision was based on competitive forces in the marketplace and the anticipated introduction of our next generation shufflers in 2004.  As result of this strategic decision, we recorded shuffler sale revenue in the nine months ended September 30, 2003 that we were not able to replace in the nine months ended September 30, 2004 and reduced the number of shufflers placed on a rental basis.  Accordingly, we experienced a 59.2% decrease in shuffler sales revenue and a 62.2% decrease in shuffler rental revenue during the nine months ended September 30, 2004 in comparison to the nine months ended September 30, 2003.  Furthermore, due to the continued development and testing of our new RandomPlus™ and PokerOne™ shufflers, as well as delays in obtaining required regulatory approvals, we were also not able to replace either shuffler sales revenue or rental revenue with revenue from these new shuffler products during the nine months ended September 30, 2004.

Other Revenues.  Our other revenues for the nine months ended September 30, 2004 increased compared to the nine months ended September 30, 2003 due to increases in the sale of supplies for SecureDrop® and the Deck Checker™. The upward trend will continue for these consumables as we increase the installed base, particularly Deck Checker™.

Cost of Sales

For the nine months ended September 30, 2004, our cost of sales was $3,290,303, compared to $3,566,691 for the nine months ended September 30, 2003, a decrease of $276,388, or 7.7%.  The cost of sales for the nine months ended September 30, 2004 includes a $575,446 reserve for obsolete inventories recorded in the three months ended September 30, 2004.  Although our revenue during the three months ended September 30, 2004 decreased significantly, our costs of sales during the three months ended September 30, 2004 did not decrease proportionally primarily due to the aforementioned $575,446 inventory reserve recorded during the three months ended September 30, 2004.  The gross margin on revenue for the nine months ended September 30, 2004 was $1,223,431, or 27.1%, compared to the gross margin on revenue for the nine months ended September 30, 2003 of $2,754,316, or 43.6%.  The decrease in gross margin and gross margin percentage from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 reflects a decrease in revenues and an increase in costs of sales during the period, including the $575,446 increase in inventory reserves.  However, as previously noted, management will continue to evaluate the transition of certain of our products, such as the Random Ejection Shuffler™, which is anticipated to be replaced by the RandomPlus™ shuffler, to determine whether future periods should include additional inventory reserves.

Deck Checker™.  The Deck Checker™ cost of goods sold increased by $232,693, or 67.5%.  The increase was due primarily to the increase in Deck Checker™ revenue during the nine months ended September 30, 2004.  The gross margin percentage on revenue from Deck Checker™ revenue was 79.6% during the three months ended September 30, 2004, compared to 71.9% during the three months ended

September 30, 2003. The increase in gross margin percentage was due to the increased sale of Deck Checkers™ manufactured at our China facility during the nine months ended September 30, 2004 versus the sale of Deck Checkers™ purchased from a third party manufacturer during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we sold the remaining Deck Checkers™ purchased from this third party manufacturer. By manufacturing Deck Checkers™ at our China facility, we anticipate lower costs per unit and an increase in gross margin percentage.

SecureDrop®.   Our SecureDrop® cost of goods sold decreased by 79.1% during the nine months ended September 30, 2004.  The decrease is directly related to the decrease in SecureDrop® revenue during the same period.  The gross margin percentage on revenue from SecureDrop® sales revenue was 44.6% in the nine months ended September 30, 2004 compared to a gross margin percentage of 52.0% for the nine months ended September 30, 2003.

Shufflers.  Our shuffler cost of goods sold for the nine months ended September 30, 2004 decreased by 61.1% compared to the nine months ended September 30, 2003.  The decrease in our shuffler cost of goods sold was due to the decreased sale of shuffler units during the nine months ended September 30, 2004.  The gross margin percentage on revenue from shuffler sales revenue was 83.1% in the nine months ended September 30, 2004 compared to 82.7% for the three months ended September 30, 2003.

The cost of sales and resultant gross margins cited above for the individual products described herein primarily include only material costs.  Associated direct labor and overhead expenses are reported only in aggregate and have not been allocated to individual products.  The allocation of such direct labor and overhead expenses to individual products would have the effect of reducing the gross margin percentages for our products.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2004, our selling, general and administrative expenses were $4,459,217, compared to $4,303,496 for the nine months ended September 30, 2003, an increase of $155,721, or 3.6%.  The slight increase in selling, general and administrative expenses related primarily to increases in consulting and accounting expenses, trade show expenses, repairs and maintenance, legal and regulatory expenses, insurance costs, depreciation expense and finance fees, offset, in part, by decreases in advertising expenses, travel and entertainment expenses, supply costs and other expenses.

Research and Development Expense

For the nine months ended September 30, 2004, our research and development expenses were $961,058, compared to $709,770 for the nine months ended September 30, 2003, an increase of $251,288, or 35.4%.  The increase was due to expenses incurred as a result of our continued development efforts on the RandomPlus™ and PokerOne™ shufflers.

Interest Expense

For the nine months ended September 30, 2004, we incurred interest expense of $706,885, compared to $2,122,989 for the nine months ended September 30, 2003, a decrease of $1,416,104 or 66.7%.  This decrease was primarily attributable to the reduced debt service resulting from the substantial decrease in our outstanding indebtedness and the retirement and conversion into shares of common stock of $20,331,995 convertible debt in December 2003 and in the three months ended March 31, 2004.

Net Loss

For the nine months ended September 30, 2004, we had a net loss of $4,903,162, compared to a net loss of $4,381,939 for the nine months ended September 30, 2003, an increase of $521,223, or 11.9%.  The increase in net loss was primarily due to decreases in revenue and increases in operating expenses, including inventory reserves for obsolete inventory, offset, in part, by decreases in interest expenses.  Basic loss per share was $0.29 for the nine months ended September 30, 2004, compared to $0.57 for the nine months ended September 30, 2003.  Although we experienced increased losses during the nine months ended September 30, 2004, the relative decrease in basic loss per share for the nine months ended September 30, 2004 was due to the increased number of weighted average shares outstanding during the nine months ended September 30, 2004 in light of our public offering of common stock in December 2003 and the conversion of debt into shares of common stock in December 2003 and in the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Because of our continued efforts to transition from a development stage company to an operating company, we have generated substantial cash flow deficits from operations, including net cash used in operating activities of $8,563,226 and $8,897,624 for the nine months ended September 30, 2004 and 2003, respectively.  As a result, in order to fund our development and operating activities, we have historically relied upon cash from our financing activities, including $23,047,432 in net cash provided by our financing activities during the twelve months ended December 31, 2003.  During the nine months ended September 30, 2004, our operating activities used net cash of $8,563,226, our investing activities used net cash of $197,278 and our financing activities used net cash of $80,805.  The net cash used in our financing activities consisted of the repayment of $3,367,536 in leases payable, short-term debt and convertible debt and proceeds of $3,250,000 from a private placement of notes.

Due to the net cash used in our operating activities, we have been substantially dependent on cash from financing activities to fund our development and operating activities.  We will continue to require cash from financing activities for our current operating needs until our operations generate sufficient cash flow to provide for such cash requirements.  Our management believes that we will continue to be dependent upon our financing activities to sustain our operations in the near term.

Sources of Capital

In addition to our cash on hand and the cash to be generated from our operations, we anticipate relying upon private and institutional sources of debt and equity.  During the years ended December 31, 2003 and 2002, our sources of capital included common stock offerings, equipment financing from a third party, short-term notes from stockholders, convertible debentures and other private sources of capital.

With respect to common stock offerings, we received proceeds of $25,415,504, $0 and $4,169,092 during the years ended December 31, 2003, 2002 and 2001, respectively.

With respect to equipment financing, we have sold and leased back most of our furniture, equipment, tooling and shufflers held for rent.  During the years ended December 31, 2003, 2002 and 2001, we received proceeds of $989,820, $2,988,385 and $1,335,306, respectively, from equipment financing.  During the years ended December 31, 2003, 2002 and 2001, we repaid equipment financing of $2,754,607, $2,823,331 and $1,824,118, respectively.  As of September 30, 2004, we had outstanding equipment financing of $2,421,830.  These equipment leases have terms of 36 to 39 months and were not recorded as sales because each of the leases included a mandatory buy-back provision.

With respect to short-term notes from stockholders, we received proceeds of $700,000, $2,264,871 and $4,029,402 during the years ended December 31, 2003, 2002 and 2001, respectively.  Conversely, we repaid short-term notes from stockholders in the amounts of $1,310,000, $650,000 and $563,400 during the years ended December 31, 2003, 2002 and 2001, respectively.  As of September 30, 2004, we had outstanding short-term loans in the aggregate amount of $238,250.  Prior to 2003, we were substantially dependent on short-term loans from our principal stockholder and other directors.  Despite such reliance, neither our principal stockholder nor our directors are obligated to provide additional financing to us, and our principal stockholder and directors are free to decline to fund additional financings to us at any time.  In such event and in the absence of other third party financing sources, we would most likely have substantial difficulty in raising additional financings.

With respect to convertible debentures, we received proceeds of $11,050,000, $4,903,076 and $0 from the placement of convertible debentures during the years ended December 31, 2003, 2002 and 2001, respectively.  Conversely, we have repaid convertible debentures in the amounts of $11,019,285, $0 and $0 during the years ended December 31, 2003, 2002 and 2001, respectively.  We have completely retired the convertible debentures during the three months ended March 31, 2004.

Outlook

Our ability to maintain adequate liquidity is substantially dependent upon the success of management’s plans to address and overcome prior operating losses. Management is updating its 2004 operating plan to increase our sales by expanding our product line and improving our sales efforts both domestically and internationally.  Although we have continued to generate revenue from our products during the year ended December 31, 2003 and the nine months ended September 30, 2004, we continue to struggle with the placement of our products throughout the gaming industry.  We believe that certain  2004 potential sales that would have generated cash were delayed, in part, due to pending merger transactions involving major U.S. casino operators that have delayed negotiations involving our SecureDrop® products as well as delays in discussions with potential international customers.  The degree of market acceptance for our products will depend upon a variety of factors, including the effectiveness and reliability of our products, the continued approvals for our products from gaming jurisdictions, the success of our marketing and distribution strategies and the level of customer satisfaction.  In addition to our sales initiatives, our management has adopted efforts to reduce operating costs through the transfer of manufacturing operations to China and restructuring our service functions.

Until we can generate sufficient cash from operations to support our business, we will need to raise additional cash from private placements of debt or equity or from lease financing sources.  In the event that such sources are insufficient or unavailable, we will need to seek cash from public or private placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues.  No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations in the upcoming year.  If we continue to generate significant losses from our operations and we are not able to located additional sources of liquidity, we may be unable to continue as a going concern.  Through the nine months ended September 30, 2004, we remained reliant upon capital from external sources in order to sustain its operations.  We believe that we have sufficient liquidity to support our operations until the first quarter of 2005 and that we will be able to secure additional debt or equity capital to meet our needs in 2005.  Although at a cost higher than other sources, we have access to up to $3,000,000 in lease financing as a potential source of liquidity should we need to draw on it.   Our efforts to secure additional financing sources are also being impacted by the outcome of the November 29, 2004 hearing on the preliminary injunction sought by a competitor.  An adverse outcome of that hearing would likely impact the cost of and availability of additional financing to us.  See Part II — Other Information, Item 1. Legal Proceedings, below.

ITEM 3.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls.  We evaluated the effectiveness of our disclosure controls and procedures as of the end of the three months ended September 30, 2004.  This evaluation was done with the participation of Steven J. Blad, our chief executive officer, Douglas H. Caszatt, our acting chief financial officer, and Philip F. Otto, an independent consultant retained by us in October 2004 to assist us in, among other things, reviewing our disclosure controls and procedures.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting.  Although there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, we are continuously evaluating means of enhancing our internal controls.  In this regard, in October 2004 we engaged Philip F. Otto as an independent consultant to provide financial advisory and related services, including a review our financial systems, a review of our corporate governance procedures and the preparation of business plans, financial models, and presentations.  Most recently, Mr. Otto has provided financial, strategic and merger and acquisition advisory services to technology companies. Mr. Otto has also recently served as Chief Financial Officer, Chief Executive Officer and director of MedioStream, Inc, managing its operations in both Silicon Valley and Shanghai. From 1992 to1997, Mr. Otto was chairman and chief executive officer of NASDAQ-listed California Microwave, Inc.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On March 27, 2002, Shuffle Master, Inc., or Shuffle Master, filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against VendingData in the United States District Court, District of Nevada.  The amended complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining us from infringing on two of Shuffle Master’s patents, an accounting of our gains and profits that resulted from the alleged infringement, and for interest, costs and attorneys’ fees.  The Shuffle Master patents that are at issue in the litigation concern registering use of a playing card shuffler apparatus and the displaying of the use on a display.  We have filed our answer, counterclaims, and amended counterclaims against Shuffle Master.  In the answer, we deny Shuffle Master’s allegation of patent infringement and request that Shuffle Master’s complaint be dismissed.  We also seek, in our amended counterclaim, a declaration that we do not infringe Shuffle Master’s patents and that Shuffle Master’s patents and certain of its related claims are invalid.  We further assert counterclaims against Shuffle Master for breach of contract and violation of the Uniform Trade Secrets Act.  On May 20, 2002, the United States District Court, District of Nevada denied Shuffle Master’s motion for preliminary injunction against us.  Discovery in this litigation is now closed.  On May 28, 2003, we filed a motion for summary judgment.  The hearing on this motion for summary judgment was taken off calendar pending a ruling from the Court regarding claim construction to determine the scope and definition of the patent claims at issue.  On March 31, 2004, the Magistrate Judge issued an order with regard to claim interpretation, to which we have filed written objections.  On June 25, 2004, the District Court affirmed the Magistrate Judge’s order.  On August 24, 2004, we renewed our motion for summary judgment to invalidate Shuffle Master’s patents, United States Patent Nos. 6,325,373 (“‘373”) and 6,068,258 (“‘258”), which cover card moving mechanisms that regulate use of the shuffler apparatus.  On October 14, 2004, the District Court issued an order denying the motion for summary judgment for failure to submit admissible evidence in support of the motion for summary judgment.  We filed a motion for clarification and reconsideration of the Court’s order on November 5, 2004 in order to have the underlying merits of our motion for summary judgment considered.  No decision has yet been reached on this motion.

On October 5, 2004, Shuffle Master filed another patent infringement action against us in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL).  Shuffle Master alleges that the use, importation and offering for sale of the PokerOne™ shuffler infringes Shuffle Master’s United States Patent No. 6,655,684.  On October 25, 2004, we filed our answer and counterclaim that denies Shuffle Master’s allegations of patent infringement and requests that the Court enter a declaratory judgment of non-infringement.  The United States Patent and Trademark Office, on March 14, 2004, issued to us patent number 490,481 for the PokerOne™ shuffler.  We are offering the PokerOne™ for sale in the United States consistent with the patent issued by the United States Patent and Trademark Office.  On October 14, 2004 Shuffle Master filed a Motion for Preliminary Injunction seeking to enjoin us from selling the PokerOne™ shuffler in the United States during the pendency of its second lawsuit.  A court hearing on the preliminary injunction request will be held on November 29, 2004.

ITEM 2.  CHANGES IN SECURITIES.

Common Stock Offering.  On December 18, 2003, we completed a public offering of 5,500,000 shares of our common stock.  The placement agent for the offering was Philadelphia Brokerage Corporation.  Our shares of common stock sold in the offering were registered under the Securities Act in a Registration Statement on Form SB-2, as amended (File No. 333-109115), or the Registration Statement.  The Securities and Exchange Commission declared the Registration Statement effective on December 11, 2003.

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

From the effective date of the Registration Statement through the nine months ended September 30, 2004, we have used all of the $24,800,000 of net proceeds from the public offering as follows:

USE OF PROCEEDS TO DATE	AMOUNT
Retirement of loan from Mellon Bank HBV SPV, LLC	$2,775,000
Retirement of loan from Triage Capital Management LP	850,000
Retirement of loan from Triage Offshore Fund, Ltd.	1,000,000
Retirement of loan from LC Capital Master Fund, Ltd.	1,000,000
Retirement of a portion of 10% convertible senior notes	7,100,000
Repayment of convertible senior notes	1,600,000
Lease payments	1,200,000
Funding to increase product inventory	1,500,000
Purchase of fixed assets	160,000
Payment of operating expenses	7,615,000
TOTAL	$24,800,000

Debt Private Placement.  On September 21, 2004, we received debt financing in the amount of $3,250,000 through a private placement of senior notes and warrants.  Philadelphia Brokerage Corporation, the placement agent for the private placement, received a 4% commission totaling $130,000.  The private placement consisted of units, where each unit consisted of a 9% senior note in the original principal amount of $25,000 and a warrant to purchase 1,500 shares of our common stock.  We sold 130 units representing 9% senior notes in the original principal amount of $3,250,000 and warrants to purchase 195,000 shares of our common stock.  The warrants have an exercise price of $5.00 per share and must be exercised before August 15, 2009.  The private placement terminated November 1, 2004.

The proposed uses for the private placement proceeds are for product build kits, tooling and manufacturing, product development and working capital.  The units were not registered pursuant to the Securities Act but were offered pursuant to the exemption from registration provided by Rule 506 of Regulation D of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 5, 2004, we held our Annual Meeting of Stockholders at which the following matters were voted on and approved by our stockholders:

1.             Election of four directors for terms expiring in 2005:

	For	Against/Withheld

Steven J. Blad	13,773,289	2,029,600
James E. Crabbe	15,703,489	99,400
Ronald O. Keil	15,704,289	98,600
Bob L. Smith	15,704,289	98,600

2.                                       Amendment to our 1999 Directors’ Stock Option Plan increasing the number of shares reserved thereunder from 20,000 shares to 300,000 shares:

For	11,110,877
Against	416,244
Abstain	12,814

3.                                       Amendment to our 1999 Stock Option Plan increasing the number of shares reserved thereunder from 2,000,000 shares to 3,000,000 shares:

For	11,112,077
Against	424,444
Abstain	3,414

4.                                       Ratification of the appointment of Piercy Bowler Taylor & Kern, as our independent auditors, for the fiscal year ending December 31, 2004:

For	15,706,389
Against	91,500
Abstain	5,000

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits.

10.1                           Form of Promissory Note for 2004 Note Placement

10.2                           Form of Warrant for 2004 Note Placement

10.3                           Form of Security Agreement for 2004 Note Placement

31.1                           Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)           Reports on Form 8-K.

During the three months ended September 30, 2004, we filed the following:

•                                          Current Report on Form 8-K filed on August 9, 2004 reporting the issuance of a press release announcing our financial results for the period ended June 30, 2004;

•                                          Current Report on Form 8-K filed on September 22, 2004 disclosing materials provided at the Merriman Curhan Ford Investor Summit 2004 on Tuesday, September 21, 2004; and

•                                          Current Report on Form 8-K filed on September 24, 2004 reporting the receipt of debt financing in the original principal amount of $3,250,000 and the issuance of warrants to purchase an aggregate of 195,000 shares of our common stock.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENDINGDATA CORPORATION
(Registrant)

Date:	November 15, 2004	By:	/s/ Steven J. Blad
Steven J. Blad
		Its:	Chief Executive Officer and President (Principal Executive Officer and Duly Authorized Officer)