Form 10KSB
period 2004-12-31
VENDINGDATA CORP
filed 2005-03-31
CIK 1004673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to ______________

            Commission file number 000-25855

                             VendingData Corporation
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                  Nevada                                   91-1696010
------------------------------------------   -----------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)

   6830 Spencer Street, Las Vegas, Nevada                      89119
------------------------------------------   -----------------------------------
 (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (702) 733-7195

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year:        $5,487,111

      State the aggregate market value of voting stock held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $18,585,391 ($1.95 per share as of February 28, 2005)

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.001 par value     17,199,558 shares as of February 28, 2005

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this report incorporates by reference portions of the proxy statement for the 2005 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005).

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                                                                Page
PART I............................................................................................................3
    Item 1.       Description of Business.........................................................................3
    Item 2.       Description of Property.........................................................................21
    Item 3.       Legal Proceedings...............................................................................21
    Item 4.       Submission of Matters to a Vote of Security Holders.............................................22
PART II...........................................................................................................23
    Item 5.       Market for Common Equity and Related Stockholder Matters........................................23
    Item 6.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........25
    Item 7.       Financial Statements............................................................................44
    Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............61
    Item 8A.      Controls and Procedures.........................................................................61
    Item 8B.      Other Information...............................................................................61
PART III..........................................................................................................61
    Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
                  16(a) of the Exchange Act.......................................................................62
    Item 10.      Executive Compensation..........................................................................62
    Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                  Matters.........................................................................................62
    Item 12.      Certain Relationships and Related Transactions..................................................62
    Item 13.      Exhibits and Reports on Form 8-K................................................................62
    Item 14.      Principal Accountant Fees and Services..........................................................62

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

      All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others: our liquidity requirements, our ability to locate necessary sources of capital to sustain our operations, adverse rulings or other developments in pending or future litigation, the continued growth of the gaming industry, the success of our product development activities, the acceptance of our products in the marketplace, vigorous competition in the gaming industry, our dependence on existing management, changes in gaming laws and regulations (including actions affecting licensing), regulatory and jurisdictional issues involving us or our products specifically, our leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions and the risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to the company's Form 10-QSB for the quarter ended June 30, 2004 and September 30, 2004.

      Forward-looking statements speak only as of the date they are made, and readers are warned that we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

      Readers are urged to carefully review and consider the disclosures in this and other reports that discuss factors relevant to our business. See Part II. "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors and Forward-Looking Information."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      We develop, manufacture, sell and lease products for the gaming industry that are intended to increase our customers' security, productivity and profitability. Since inception, we have invested in excess of $40 million to set up the company and develop our products. Our products are categorized as table game support products or casino revenue control system products and are as follows:

      Table Game Support Products

      Our table game support products are:

      o The Deck Checker(TM), a card security device that scans decks of playing cards to ensure an accurate count and verifies that all of the cards are present.

      o The Random Ejection Shuffler(TM), a shuffling device that is capable of shuffling between one and eight decks of cards.

      o The Continuous Random Ejection Shuffler, a shuffling device that continuously shuffles and recycles the same group of between one and eight decks of cards.

      o The Random Plus(TM) Shuffler, is the next generation of shufflers and is an updated version of the Random Ejection Shuffler(TM) and the Continuous Random Ejection Shuffler, which will enter the domestic market in the second quarter of 2005, will offer additional features such as the switch in power from alternating current, or AC, to direct current, or DC, conversion to an external power supply, redesign of the cabinet, and the addition of an external lever to adjust the shuffler for card thickness.

      o The PokerOne(TM) Shuffler, a high-speed card-shuffler designed for use with single deck poker variation games.

      The Deck Checker(TM) specifically scans playing cards to ensure an accurate count and verifies whether all of the cards in a deck of cards are present. This product confirms the integrity of each card and will reject any non-conforming cards. The Deck Checker(TM) has multiple uses and can be used in the back of the house (casino support departments) to reduce labor costs by expediting the verification process of used cards, or it can be used in the front of the house (the casino floor) to ensure that all table games open with complete and accurate decks, reducing the amount of time it takes to open a table game, thereby increasing productivity. The Deck Checker(TM) can scan from one deck to up to eight decks at a time, can scan each deck in less than 15 seconds, is programmed for all standard playing cards, accommodates plastic, paper and plastic coated playing cards and is programmed with many standard card games.

      The Random Ejection Shuffler(TM) is a batch shuffler that is capable of shuffling between one and eight decks of cards. The patented technology used in the Random Ejection Shuffler(TM) is designed to produce an independent card selection in that any card may be ejected from the card tray at any time and restacked in an unpredictable manner. While most shuffling machines repeat the same mechanical action, each shuffle in the Random Ejection Shuffler(TM) is random. In the batch mode, the Random Ejection Shuffler(TM) can shuffle six decks of cards in approximately three minutes and, due to the speed of the shuffler, neutralize card counting.

      In contrast, the Continuous Random Ejection Shuffler continuously recycles the same group of cards. After each play, the cards are returned to the shuffler, and a new batch is used for play. The Continuous Random Ejection Shuffler provides operator security by neutralizing card counters and locaters, while increasing player satisfaction derived from a hand-held game. The cards may also be loaded and dealt from a traditional card-dealing shoe.

      In addition to the foregoing, we have developed a new generation of the Random Ejection Shuffler(TM) and the Continuous Random Ejection Shuffler, referred to as the RandomPlus(TM) Shuffler, which will include additional features, such as the switch in power from alternating current, or AC, to direct current, or DC, conversion to an external power supply, redesign of the cabinet, and the addition of an external lever to adjust the shuffler for card thickness. We anticipate conducting field trials of the RandomPlus(TM) Shuffler in North America by the end of the second quarter of 2005.

      The PokerOne(TM) shuffler is designed for use with single deck poker variation games. The cycle time with the PokerOne(TM) shuffler is less than ten seconds. The PokerOne(TM) shuffler uses our patented Random Ejection(TM) technology to ensure a true, mathematically random shuffle. This technology restacks the cards in an unpredictable manner in an attempt to negate the advantages achieved by expert players. As discussed elsewhere herein, our ability to sell this product in the United States is currently the subject of litigation.

      Casino Revenue Control System Products--SecureDrop(R) System

      Our casino revenue control system, or the SecureDrop(R) System, enables gaming operators to more efficiently and securely track paper currency and coins from the time they are deposited in slot machines or handed to dealers at table games on the casino floor through the time the paper currency and coins are delivered to the "count room," the location where all gaming proceeds from table games, slot machines and various other games are collected and counted by the casino operator. The products that comprise our SecureDrop(R) System are:

      o The SecureDrop(R) Soft Count Module, a bill (paper currency) canister identification system that enables gaming operators to electronically track, secure and identify all bill canisters on the casino floor and in the count room.

      o The SecureDrop(R) Hard Count Module, a coin (hard currency) bucket identification system that enables gaming operators to electronically track, secure and identify all slot machine coin buckets on the casino floor and in the count room.

      The SecureDrop(R) Soft Count Module enables gaming operators to electronically track, secure and identify all bill canisters on the casino floor and in the count room. The SecureDrop(R) time stamp system deters canister switching, theft and loss by recording all phases of the soft drop process, accounting for the bill canister's removal from the gaming machine, the time the bill canister is in transport and the time of the bill canister's arrival in the casino's soft count room. Through the SecureDrop(R) database system, all bill canisters can be identified, tracked and accounted for with a high degree of security.

      The SecureDrop(R) Hard Count Module provides a bucket identification system that enables gaming operators to electronically track and identify all buckets and slot machines, secure the coins immediately and we believe, in essence, brings the hard count room to the casino's slot floor. The heart of the SecureDrop(R) Hard Count Module is the electronic bucket featuring the patented SecureDrop(R) identification technology. The smart bucket works with enhanced controls inside the slot machine to record the ID number and meter readings of the slot machine. Specially designed SecureDrop(R) multi-bin coin vaults are used to secure the coins on the casino's slot floor.

      The SecureDrop(R) time stamp system helps to deter theft and loss by recording all phases of the drop process. After the buckets are weighed, that data gathered and the coins secured, the cleared buckets can be returned to any slot machine. Any coin variance is immediately identified, and steps can be taken to correct the problem. When used with the SecureDrop(R) mobile command center, the SecureDrop(R) Hard Count Module allows operators to utilize a single-bucket drop system. Using the comprehensive SecureDrop(R) database system, all drop buckets can be identified, tracked and accounted for with a high degree of security.

      Recent Developments

      Private Placements of 10% Senior Secured Convertible Notes

      In February 2005, we conducted a private placement of up to $10,000,000 in 10% senior secured convertible notes due February 2008, or the February Senior Notes. Through this private placement, on February 15, 2005, we issued an aggregate of $7,775,000 in February Senior Notes in return for gross cash proceeds of $4,525,000 and the exchange of previously issued notes in the aggregate principal amount of $3,250,000. Subsequently upon the satisfaction of certain closing conditions, we closed on previously committed funds and issued additional February Senior Notes in the aggregate principal amount of $2,225,000. In March 2005, we conducted a subsequent private placement of up to $2,000,000 in 10% senior secured convertible notes due March 2008, or the March Senior Notes and together with the February Senior Notes, the Senior Notes. Through these private placements, we issued February Senior Notes in the aggregate principal amount of $10,000,000 and issued March Senior Notes in the aggregate principal amount of $2,000,000 on a pari passu basis with the February Senior Notes.

      More detailed information on the private placement of the Senior Notes is set forth below under Part II - Item 5. Market for Common Equity and Related Stockholder Matters and Part II - Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as in our Current Reports on Form 8-K dated February 9, 2005 and March 14, 2005, respectively.

      Stay of Preliminary Injunction in Shuffle Master Litigation

      On March 3, 2005, the United States Court of Appeals for the Federal Circuit stayed the preliminary injunction granted by the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL), pending the disposition of our appeal. The ruling was in response to our appeal to the United States Court of Appeals for the Federal Circuit of the preliminary injunction issued by the United States District Court that prohibited us from selling our PokerOne(TM) shuffler during the pendency of the action brought by Shuffle Master, Inc. In its order, the Court of Appeals stated that "VendingData has shown the requisite likelihood of success to obtain a stay of the injunction, pending appeal" and that "VendingData has shown that in the circumstances of this case the district court likely erred in entering a preliminary injunction without providing any analysis of the disputed claim language."

      Appointment to Board of Directors

      On March 11, 2005, we appointed Mark R. Newburg to our board of directors as an executive director. Mr. Newburg, whose career spans over 30 years, is a skilled global executive with experience in the gaming industry, as well as in executive positions in Fortune 100 companies within the computer hardware and software, telecommunications, and consumer products industries. Previously, Mr. Newburg acted as a consultant and provided us with detailed independent analysis of our operational matters.

      Mr. Newburg currently serves as President and Chief Executive Officer of VirtGame, a provider of innovative server-based software solutions to the gaming industry, which as of February 22, 2005, agreed to be acquired by Progressive Gaming Corporation. Mr. Newburg will maintain his role with VirtGame until the acquisition is completed. It is expected that this transaction will be closed during the second quarter of 2005. Prior to VirtGame, Mr. Newburg, served as President of Aristocrat Technologies, Inc., a designer, builder and marketer of proprietary software and hardware to the gaming industries in 55 countries world-wide. He has received licenses in 130 gaming jurisdictions. Mr. Newburg also spent 21 years with NCR Corporation, with his last position as Vice President, Asia Pacific and Japan.

      Equipment Lease Financing

      In the fourth quarter of 2004, we entered into five Deck Checker(TM) equipment leases in the aggregate amount of $810,000 under our existing $3,000,000 equipment lease credit line arrangement with Central Leasing Co. of New Jersey. We received $727,500 in cash from these equipment leases. The equipment leases will be paid back over 36 months at $26,519.40 per month plus applicable taxes. At the end of the 36 months, we are required to purchase the equipment for 15% of the original lease amount. The equipment leases are secured by the underlying equipment.

      Resignation of Steven J. Blad

      On March 25, 2005, the board of directors accepted the resignation of President and Chief Executive Officer Steven J. Blad. Mr. Blad also yielded his seat on our board of directors. In his capacity as executive director of our board of directors, Mr. Newburg will oversee all aspects of our business. Mr. Blad will continue in a consulting role for a period of time to assist in the transition.

BUSINESS STRATEGY

      While we transitioned from a development stage to an operating company in 2000, we have continued to develop or acquire new products. The focus on the development and acquisition of new products is reflected in our operating results. Our strategy to increase revenue and margins is based on four key factors:

      o Development of two product lines with limited competition. Our ability to offer the SecureDrop(R) System and the Deck Checker(TM) have given us two product lines that our informal industry and patent research led us to conclude have limited competition. In contrast, our shuffler products face intense competition due primarily to the dominance in the installed shuffler market base in North America by Shuffle Master, Inc.

      o Expansion into additional domestic gaming markets and into international gaming markets for our products. The global economic downturn has forced non-gaming jurisdictions to look at new ways to raise revenue. Accordingly, from time to time different states and foreign countries may consider legalizing various forms of casino gaming as an additional revenue source. These include slot machines at racetracks, Native American Class-III casinos and Las Vegas-style casinos. The worldwide expansion of gaming should provide new markets for our products, and we have targeted sales opportunities in these new markets in addition to our traditional established gaming markets.

      o Implementation of cost reduction initiatives to increase gross margins. Through the implementation of cost reduction initiatives, our management believes that the gross margins on our products will improve over time. We continue to reduce the cost of our component parts through the use of production facilities in China. We opened an office, manufacturing, assembly, service and warehouse facility in Xiaolan Town in Zhongshan City, China. To date, we have shifted the production of over 90% of our products to China.

TABLE GAME SUPPORT PRODUCTS

      Shuffler Product Line

      We currently offer the Random Ejection Shuffler(TM), a batch shuffler, and the Continuous Random Ejection Shuffler, a continuous shuffler. We began shipping the Random Ejection Shuffler(TM) in the spring of 1999 and have spent considerable engineering time and resources to improve its speed and reliability. In the fourth quarter of 2000, we began to ship the Continuous Random Ejection Shuffler. While we believe that our products have begun to perform to or above design specifications that will satisfy industry demands, we are continuing to improve our shufflers. Accordingly, we have developed our Random Plus(TM) Shuffler, which includes a switch in power from AC to DC, a conversion to an external power supply, a re-design of the cabinet, and the addition of an external lever to adjust the shuffler for card thickness. We have also developed a third shuffler, the PokerOne(TM) Shuffler, to provide shuffles of pre-dealt hands of cards for specialty poker games. We have begun to install the PokerOne(TM) Shuffler in foreign markets and expect domestic installations in the second quarter of 2005.

      We believe that the motivating factors for casino operators to adopt automatic shufflers on gaming tables include the desire to increase dealer productivity, reduce exposure to fraud and cheating by dealers, players or both and reduce reliance on experienced dealers. The ability to turn more hands, or decisions, per hour and reduce the advantage knowledgeable players have with respect to poor manual shuffles will more likely generate higher "holds," the percentage of wagers that the casino earns, from automated shufflers than from manual shuffles.

      Random Ejection Shuffler(TM) and Continuous Random Ejection Shuffler

      The Random Ejection Shuffler(TM) is a batch shuffler that is capable of shuffling between one and eight decks of cards. With a slight modification, we can convert a batch shuffler into the Continuous Random Ejection Shuffler, which continuously recycles the same group of cards. Upon conversion, the shuffler may be used as either a batch shuffler or a continuous shuffler. Both shufflers can accommodate different games of blackjack or baccarat.

      The patented technology used in the Random Ejection Shuffler(TM) is designed to produce an independent card selection in that any card may be ejected from the card tray at any time and restacked in an unpredictable manner. As a result, clumps, slugs or memorized sequences are eliminated from shuffles. We believe that this technology negates advantages achieved by expert players. While most shuffling machines repeat the same mechanical action, each shuffle in the Random Ejection Shuffler(TM) is random. In the batch mode, the Random Ejection Shuffler(TM) can shuffle six decks of cards in approximately three minutes and, due to the speed of the shuffler, neutralize card counting. Further, through the use of a second batch of cards, the Random Ejection Shuffler(TM) maintains productivity and reduces downtime due to manual card shuffling. Through the use of the Random Ejection Shuffler(TM), we believe that dealer productivity can be increased.

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

      We currently offer the Random Ejection Shuffler(TM) and the Continuous Random Ejection Shuffler for sale and rent to properties within the United States and only for sale to properties in foreign countries.

      RandomPlus(TM) Shuffler

      The RandomPlus(TM) Shuffler is the next generation shuffler in our product line. It will replace the Random Ejection Shuffler(TM). The RandomPlus(TM) utilizes state of the art electronics for improved reliability and longevity. It has been designed with reliability in mind. The RandomPlus(TM) has fewer moving parts than its predecessor and is designed with additional user accessible adjustments to accommodate a wider variety of card types and conditions. It will include additional features, such as the switch in power from alternating current, or AC, to direct current, or DC, conversion to an external power supply, redesign of the cabinet, and the addition of an external lever to adjust the shuffler for card thickness.

      PokerOne(TM) Shuffler

      To complement our current shufflers, we are developing the PokerOne(TM) Shuffler, a specialty game shuffler utilizing new and existing technology. Specialty game shufflers are only used in single deck poker variation games such as Caribbean Stud(TM), Let It Ride(TM), Pai Gow Poker and Three Card Poker. The PokerOne(TM) Shuffler is designed to re-stack the deck and deliver the required number of cards (3, 5 or 7 cards) into packets using a batch system method. We believe that the PokerOne(TM) Shuffler will significantly raise the standard for specialty game shufflers and will compete with the Ace(R) Shuffler, manufactured by Shuffle Master, Inc. Currently, the Ace(R) Shuffler is the only specialty game shuffler on the market that has the capability to shuffle a single deck of cards and put the cards into individual packets. The Ace(R) Shuffler is also able to verify the total quantity of cards shuffled and the quantity of cards in each packet.

      In order to compete with the Ace(R) Shuffler in terms of the capabilities offered, we have designed the PokerOne(TM) Shuffler to:

      o shuffle and prepare the cards into the individual packets required for the specialty poker game;

      o provide sufficient speed to maintain the pace of the game even if just a single player is playing;

      o verify the overall quantity of the cards shuffled and the number of cards in each packet; and

      o     verify the actual cards dealt to each player.

      The PokerOne(TM) Shuffler is designed for the active specialty table game market where non-traditional card dealing is accepted. The PokerOne(TM) Shuffler will shuffle and deal packets of cards to each player. An optional vision module will be available in the future to record the individual cards that are dealt to each player and, as a result, allow operators to verify winning hands that receive large payouts. Since many specialty poker games offer payouts in excess of $100,000, the value in verifying winning hands is substantial. As a result of the characteristics of the PokerOne(TM) Shuffler, we believe that we will be able to provide substantially improved speed and security for our customers in the specialty table game market. We have begun to install the PokerOne(TM) Shuffler in foreign markets and expect domestic installations in the second quarter of 2005. As discussed elsewhere herein, our ability to sell the PokerOne(TM) Shuffler in the United States is currently the subject of pending litigation.

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

      There are several factors that have resulted in low acceptance of automatic shufflers for the general market, including security issues, reliability/productivity and player confidence. We believe that our technology and ergonomic design will allow our products to overcome these industry concerns:

      o Security. The design of existing shufflers has proven vulnerable to cheating and card counting schemes. We believe that our combination of patented computer and mechanical technology safeguards against cheating schemes. The Random Ejection technology used in all of our shuffler products produces a computer-generated, random and untrackable shuffle, and the Continuous Random Ejection Shuffler eliminates advantages achieved by knowledgeable players, as each card is available for the next round of play by producing "full" decks of continuously shuffled random cards. This has the added benefit of giving the casino a higher hold from the gaming table since the shuffler preserves the original odds of each game, which favor the casino.

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

      Shuffler Installations

      As of December 31, 2004, we had installed a net total of 770 units, representing the number of revenue generating shufflers installed at casinos through sale or rental agreements. Of the units installed as of December 31, 2004, 150 units were installed pursuant to rental agreements, and 620 units were sales. In terms of location, as of December 31, 2004, we have installed our shuffler in 96 different gaming properties, including the MGM Grand in Detroit, Michigan; the Excalibur, the Luxor and the Venetian in Las Vegas, Nevada; the Viejas Casino in Alpine, California; the Silver Dollar in Tacoma, Washington; and the Treasure Island Resort & Casino in Red Wing, Minnesota.

      Competition - Shufflers

      Competition in the shuffler market is intense. The shuffler market is divided into two separate segments, traditional table game and specialty table games. Shuffle Master, Inc. is the current market leader in both the traditional table game and specialty table game markets and that our other competitors have a small collective market share of the table game market. With respect to the traditional table game market segment, we compete with Shuffle Master, Inc., which markets the Shuffle Master King(TM) and the One2Six Shuffler(TM) and Ten Stix, Inc., a U.S. company that markets the Pro Shuffler Shuffling System. Shuffle Master, Inc. offers the ACE(R), which is currently the only product in the specialty table game market.

      We believe our shufflers have a competitive advantage over other shufflers with respect to vulnerability to player cheating and card counting, reliability, and player satisfaction. The advantage of our Random Ejection Shuffler(TM) is that it produces an independent card selection in that any card may be ejected from the card tray at any time and restacked in an unpredictable manner, which eliminates clumps, slugs or memorized sequences from shuffles. We believe that the technology used in the Random Ejection Shuffler(TM) and subsequently in the RandomPlus(TM) Shuffler negates advantages achieved by expert players. Because the Continuous Random Ejection Shuffler is continuously recycling the cards, this product provides casino operators heightened security by neutralizing card counters and locaters, while increasing player satisfaction derived from a hand-held game.

      The Deck Checker(TM)

      The Deck Checker(TM) is a card security device that specifically scans playing cards to ensure an accurate count and verify that all of the cards in a deck of cards are present. This innovative product confirms the integrity of each card and will reject any non-conforming cards. The Deck Checker(TM) has multiple uses and can be used in the back of the house (casino support departments) to reduce labor costs by expediting the verification process of used cards, or it can be used in the front of the house (the casino floor) to ensure that all table games open with complete and accurate decks, reducing the amount of time it takes to open a table game, thereby increasing productivity. The Deck Checker(TM) allows the re-use of playing cards by providing a secure and reliable method of putting used cards back into play, reducing card usage and the associated costs. In addition, the Deck Checker(TM) can scan from one deck to up to eight decks at a time, can scan each deck in less than 15 seconds, is programmed for all standard playing cards, accommodates plastic, paper and plastic coated playing cards and is programmed with many standard card games.

      The Deck Checker(TM) has an integrated management system and an on-board storage/vault system. The integrated management system gives a report for every transaction to provide an audit trail. Further, the Deck Checker(TM) requires limited training time, as the machine prompts the user throughout the entire checking process. Since the Deck Checker(TM) does not require additional staff, the Deck Checker(TM) is designed to increase efficiency and shorten the start-of-the-day and the end-of-the-day procedures.

      Market and Distribution of the Deck Checker(TM)

      Our management estimates that the potential market for the Deck Checker(TM) to be one machine for every ten table games, or approximately 4,000 machines installed at various casinos around the world. In November 2002, we entered into a five-year agreement with TCS Aces, an Australian subsidiary of Technical Casino Services, Ltd., a United Kingdom company that distributes gaming equipment worldwide, under which the Deck Checker(TM) will be distributed internationally. As of December 31, 2004, we had 316 units of the Deck Checker(TM) installed at 63 casinos, 297 of which were purchased and 19 of which were rented.

      Competition - Deck Checker(TM)

      We believe Shuffle Master, Inc.'s MD2 product provides limited competition for the Deck Checker(TM). We have been issued one patent each in the United States and South Africa and have five patent applications pending in the United States, Australia, Canada, China and Europe.

CASINO REVENUE CONTROL SYSTEM PRODUCTS

      SecureDrop(R) System

      We launched our initial versions of the elements of the SecureDrop(R) Hard Count Module in September 1999. The Hard Count Module was designed to provide casino operators with time and labor savings, enhanced security and accountability in the slot machine coin collection process. We subsequently adapted the SecureDrop(R) System and created the Soft Count Module to apply to the paper currency collection process as well. The coin collection process and the paper currency collection process are referred to as the hard drop and soft drop, respectively. As of December 31, 2004, we have units installed to support 24,593 slot machines of the Hard Count Module at 30 properties and units to support 12,721 slot machines of the Soft Count Module at 8 properties.

      The SecureDrop(R) System provides gaming operators with a reliable method of tracking the currency and coin containers from the time currency and coin are removed from the gaming machine or table game to the time they arrive in the casino's count room. The SecureDrop(R) identification and time stamp technology replaces the existing manual methods still used throughout the gaming industry. The SecureDrop(R) products are compatible with existing casino systems, including operators with or without online slot accounting systems. The technology utilizes specially designed bill canisters, drop buckets and drop boxes that house a memory chip that works in conjunction with a sensor base beneath the gaming machine that is mounted in the bill accepter or beneath the gaming table. The electronic chip system automatically links the canister to the relevant gaming machine or gaming table, or the drop box to the relevant table game, and transfers the data for electronic processing. Using a specially designed SecureDrop(R) mobile command center with a built in data-recording device, all of the relevant information is captured from the memory chip.

      The SecureDrop(R) System control software provides a complete tracking and control system for all slot and table game revenue containers on the gaming floor. The SecureDrop(R) System control software is responsible for running all of our SecureDrop(R) System modules. The SecureDrop(R) System control software is designed to create a secure environment and maintains all databases and time clocks throughout the system. Every function can be password protected, and each user can have a completely customized profile for system access.

      We believe that in the domestic United States market, the greater emphasis of sales will be the SecureDrop(R) Soft Count Module due to the growth of coinless slot machines. In international markets, we intend to focus on our SecureDrop(R) Hard Count Module in the initial time period until we gauge the demand for the Soft Count Module overseas.

      SecureDrop(R) Soft Count Module

      The SecureDrop(R) Soft Count Module provides a bill (paper currency) canister identification system that enables gaming operators to electronically track, secure and identify all bill canisters on the casino floor and in the count room. The SecureDrop(R) time stamp system deters canister switching, theft and loss by recording all phases of the soft drop process, accounting for the bill canister's removal from the gaming machine, the time the bill canister is in transport and the time of the bill canister's arrival in the casino's soft count room. Through the comprehensive SecureDrop(R) database system, all bill canisters can be identified, tracked and accounted for with a high degree of security.

      With the SecureDrop(R) Soft Count Module, canister security is enhanced, canister movement is accounted for, soft count accuracy is improved, and deterrence against theft is added to the soft count process by creating a complete history of each canister's movement from the gaming machine to the casino's soft count room. Because our Soft Count Module generates a missing canister report before the funds in the soft count room are audited, casinos should know much earlier if there is a missing canister, which allows the casino personnel to immediately implement its procedures to locate the missing canister. By locating the missing canisters more quickly, the casino should reduce its variances, which are the amount of paper currency in the machines in relation to the amount of funds that should be in the gaming machines according to the records of the casino's accounting system.

      SecureDrop(R) Hard Count Module

      The SecureDrop(R) Hard Count Module provides a bucket identification system that enables gaming operators to electronically track and identify all buckets and slot machines, secure the coins immediately and we believe, in essence, brings the hard count room to the casino's slot floor. The heart of the SecureDrop(R) Hard Count Module is the electronic bucket featuring the patented SecureDrop(R) identification technology. The smart bucket works with enhanced controls inside the slot machine to record the ID number and meter readings of the slot machine. Specially designed SecureDrop(R) multi-bin coin vaults are used to secure the coins on the casino's slot floor.

      The SecureDrop(R) time stamp system helps to deter theft and loss by recording all phases of the drop process. After the buckets are weighed, that data gathered and the coins secured, the cleared buckets can be returned to any slot machine. Any coin variance is immediately identified, and steps can be taken to correct the problem. When used with the SecureDrop(R) mobile command center, the SecureDrop(R) Hard Count Module allows operators to utilize a single-bucket drop system. Using the comprehensive SecureDrop(R) database system, all drop buckets can be identified, tracked and accounted for with a high degree of security.

      With the SecureDrop(R) Hard Count Module, once the coins are gathered, the only remaining task to complete in the casino's hard count room is to wrap, bag and rack the coin. The SecureDrop(R) conveyor belt system helps automate and streamline this process. With the SecureDrop(R) Hard Count Module, security is enhanced, and hard count accuracy is improved.

      Market for the SecureDrop(R) System

      The world gaming machine market is complex and segmented based on different machines in terms of technology, winnings, payout, range of bets and losses and regulatory environments. Our management believes that the current market for elements of the SecureDrop(R) System encompasses all casinos, gaming halls or other venues that feature 100 or more coin and/or paper money based gaming machines. We believe the primary market for this product is in the international market.

      Competition - SecureDrop(R) System

      We believe that in emerging growth countries the SecureDrop(R) Hard Count Module is the only method of computerized bucket management and one-step processing of coins and bills on the casino floor. We believe that the SecureDrop(R) Soft Count Module has only one competitor, JCM American Corporation.

RESEARCH AND DEVELOPMENT

      Our research and development operations were moved to our China facilities at the end of 2004. We anticipate that the development and production of our products will be more efficient as a result of this consolidation. Our current research and development emphasis is to improve our existing product lines, as demonstrated by our completion of the PokerOne(TM) Shuffler, and development of the next generation of the Random Ejection Shuffler(TM) and the Continuous Random Ejection Shuffler, the RandomPlus(TM) Shuffler. We expect our research and development expenses to increase as we develop a new shuffler, the RandomPlus(TM) Shuffler, for release in 2005.

REGULATION AND LICENSING

      Overview

      We are subject to regulation by governmental authorities in most jurisdictions in which our products are sold or used by persons or entities licensed to conduct gaming activities. Gaming regulatory requirements vary from jurisdiction to jurisdiction, and obtaining licenses, findings of suitability, registrations and/or other required approvals with respect to us, our personnel and our products are time-consuming and expensive.

      Generally, gaming regulatory authorities have broad discretionary powers and may deny applications for or revoke approvals on any basis they deem reasonable. Although our experience is excellent, we may be unable to obtain or maintain necessary gaming regulatory approvals for us, our products or our personnel.

      We have approvals that enable us to conduct our business in numerous jurisdictions, subject in each case to the conditions of the particular approvals. These conditions may include limitations as to the type of product we may sell or lease, as well as limitations on the type of facility (such as riverboats) and the territory within which we may operate (such as tribal nations). Jurisdictions in which we, and specific personnel where required) have authorizations with respect to some or all of our products and activities including Arizona, California, Colorado, Connecticut, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Missouri, Nevada, New Mexico, New York, North Dakota, Oregon, South Dakota, Washington, various Native American tribes, as well as Argentina, Bahamas, Peru, Puerto Rico, Russia, Saskatchewan, Sweden and Vietnam.

      Certain Indian tribes throughout the United States that have compacts with the states in which their tribal dominions are located, operate or propose to operate casinos, and these tribes may require suppliers of gaming and gaming-related equipment to obtain authorizations. We have worked and will continue to work with these tribes to obtain the necessary authorizations.

      During 2005, we anticipate cooperating with certain state gaming authorities with respect to the required relicensing of our company in certain jurisdictions, as well as the licensing of our new management team. We do not currently anticipate that this process will have a material adverse effect on us. We continue to cooperate with all gaming regulatory agencies as necessary and applicable to maintain good standing in all jurisdictions in which we hold a license.

      Associated Equipment

      All of our current products fall within the general classification of "associated equipment." "Associated equipment" is equipment that is not classified as a "gaming device," but which has an integral relationship to the conduct of licensed gaming. Regulatory authorities in some jurisdictions have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrently with the use of associated equipment. In other jurisdictions, the regulatory authorities must approve associated equipment in advance of its use at licensed locations. Except as described below, we have obtained approval for our associated equipment in each jurisdiction that requires such approval and in which our products that are classified as associated equipment are sold or used.

      Gaming Devices and Equipment

      Certain jurisdictions classify our products as "gaming devices" and/or "gaming equipment". Although regulations vary among jurisdictions, each jurisdiction requires various licenses, findings of suitability, registrations, approvals or permits to be held by companies and their key personnel in connection with the manufacture and distribution of gaming devices and equipment.

      Regulation of Stockholders

      In most jurisdictions, any beneficial owner of our voting securities or other securities may, at the discretion of the gaming regulatory authorities, be required to file an application for a license, finding of suitability or other approval and in the process subject himself or herself to an investigation by those authorities. However, it is rare that any gaming regulatory authority take such action unless a beneficial owner owns more than 5% of our outstanding voting securities, at which time most jurisdictions require certain reports to be filed.

      Regulation and licensing - Nevada

      The manufacture and distribution of associated equipment for use in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated there under and various local ordinances and regulations. These activities are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada Gaming Control Board and various local, city and county regulatory agencies, which we collectively refer to as the Nevada Gaming Authorities.

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

      We are not required to register as a publicly traded corporation with the Nevada Gaming Control Board because we do not fall within the definition of a manufacturer of a gaming device. However, we are currently required to provide a copy of all periodic reports and other filings we make with the Securities and Exchange Commission, or the SEC, to the Nevada Gaming Control Board. We do not believe that we will be required by the Nevada Gaming Authorities to register since we do not presently manufacture or sell "gaming devices" as defined by the Nevada Gaming Control Act. Further, even though applications for the approval of associated equipment are subject to a less comprehensive approval process, the Nevada Gaming Control Board may investigate any individual who has a material relationship to, or material involvement with, us in order to determine whether such individual is suitable or should be licensed as a business associate of ours. Our officers, directors and certain key employees may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing. Both require submission of detailed personal and financial information, which is followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all costs of the investigation.

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

      Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have the holder's suitability as a beneficial holder of our voting securities determined if the Nevada Gaming Control Board finds reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. However, such action by the Nevada Gaming Control Board is rare. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation. Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Gaming Commission or the Chairman of the Nevada Gaming Control Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. In the event that an individual is found to be unsuitable, that individual would be required to transfer or otherwise dispose of all of our stock on such terms as may be required by the applicable Nevada Gaming Authority.

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

      Other Jurisdictions

      All other jurisdictions that have legalized gaming require various licenses, registrations, findings of suitability, permits and approvals for manufacturers and distributors of gaming devices and equipment as well as licensure provisions related to changes in control. In general, such requirements involve restrictions similar to those of Nevada. During the past year, certain events in connection with our regulatory approvals have taken place as follows:

      Mississippi. We have re-submitted our applications in Mississippi, and our application investigation is pending. Until this application is acted upon, we may not currently sell or service our products in Mississippi.

      New Jersey. We have submitted an application for licensure in New Jersey. Upon a satisfactory initial background investigation, we may obtain transactional waiver approval from the New Jersey Commission to engage in specific transactions with New Jersey casinos pending the outcome of the complete investigation of our license application. The transactional approval process permits us to continue our business with New Jersey casinos uninterrupted upon the completion of the investigation.

      Wisconsin. In November 2004, we withdrew our pending applications in Wisconsin in lieu of a denial. This action was taken due to certain omissions contained in the original applications submitted primarily in connection with a former senior executive. Our new management team is evaluating whether we will file new applications in Wisconsin.

      Louisiana. The Louisiana State Police, Gaming Division, has given us a permit as a gaming manufacturer, gaming supplier and non-gaming supplier with respect to all gaming except for Indian gaming. The Louisiana is in the process of investigating us with respect to certain omissions in our gaming application relating to certain officers and directors. No formal action has been taken by Louisiana regarding this investigation.

      Rincon Tribal Gaming Commission, California. The Rincon Tribal Gaming Commission denied our application in February 2005, primarily due to certain omissions contained in applications filed by a former senior executive officer. Our new management team is evaluating whether to file new applications with this jurisdiction.

      United States-Federal

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

      Application of Future or Additional Regulatory Requirements

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

CUSTOMER SERVICE

      In order to maintain and expand the market presence of our products, we are committed to providing a high level of customer service and support. We have centralized all of our service functions to Las Vegas, Nevada for the purposes of ensuring uniform repair of our products. As such, all major technical maintenance on our products is conducted by our local technicians. In this regard, we have provided our customers with additional back-up products for use until we can return the serviced products to them.

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

      Our standard warranty period is 90 days for our products. If a problem arises during the warranty period, we will fix the product at no cost, however; it is the customer's responsibility to ship the product to us. Certain components that we use to manufacture our products are acquired from third parties, and may contain a longer warranty period. For example, the warranty period on all memory chips is ten years.

      In addition, as explained more fully below, we maintain a training center in Las Vegas to provide support and training to our distributors, who are responsible for servicing their own products.

MARKETING AND DISTRIBUTION

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

      We have a professional sales team of five full-time employees with extensive gaming industry experience. We believe that the most effective sales tactic is to show the potential customer a live demonstration of our products. As such, when a member of our sales team approaches a potential new customer, the sales representative typically brings one of our mobile showrooms that contain our complete line of products. Our marketing department supports the sales effort through direct mail advertising and presentations at international trade shows.

      We sell and lease our products directly to gaming operators and indirectly through distributors. In general, except as described below, we depend on distributors to sell our products internationally and on our sales team to sell our products domestically. Our distributors receive compensation through our volume discount pricing structure, which allows them to sell the products to their customers at market driven prices. In fiscal year 2004, our direct sales accounted for 65% of our revenue and distributor-based sales accounted for 35%.

      We use distributors to gain exposure of our products in certain geographic areas where we believe distributors with a local presence would be more effective than our own sales force. Management believes that utilizing distributors to sell our products internationally has two main advantages:

      o Distributors have the authority to operate in the respective market and are able to address and resolve regulatory compliance issues that may arise in a timely manner; and

      o Distributors have the internal infrastructure and superior contacts necessary to effectively sell our products in certain markets.

      On January 21, 2005, we entered into an exclusive five-year agreement with TCS JohnHuxley, or TCS, a U.K. based worldwide distributor of products to the gaming industry, to market and distribute our shuffler products outside of the United States.

CUSTOMERS

      Our customers are domestic and international casino and gaming operators. In fiscal year 2004 we were heavily dependent on our distributor, TCS Aces. As of December 31, 2004, TCS Aces accounted for 58.4% of our accounts receivable and 35.0% of revenue. Any adverse changes in the financial condition of our major customers or those customers of TCS Aces, any loss of our major customers or those of TCS ACES, or any meaningful reduction in the level of sales to any of these customers could have a materially adverse impact on us.

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

PRODUCT DEVELOPMENT, MANUFACTURING AND ASSEMBLY

      At our principal offices, we maintain a state-of-the-art facility for our product development, service and final assembly divisions. We have three full-time employees working in research and development of our shufflers, and enhancements to our SecureDrop(R) product line. We have 20 full-time personnel in final assembly, installation and service. We hire contract personnel on a varied basis depending upon production and installation volume. In addition, we occasionally engage consultants under certain circumstances to purchase components for, manufacture or package our products. To facilitate development and assure quality control, we maintain three dedicated laboratory facilities. Within these labs, we continue to develop additional features to the SecureDrop(R) System, conduct real-time testing for our shufflers, and test the Deck Checker(TM). We also prepare quality assurance analyses and internal product trials at these labs, although the service and refurbishment center for our shufflers is also located on the premises of our principal offices in Las Vegas and a refurbishment center is located in China.

SUPPLIERS

      Most components for the SecureDrop(R) System and our shuffler line are manufactured in facilities in Xiaolan Town in Zhongshan City, China, and shipped to our Las Vegas, Nevada, facilities or directly to distributors. Despite these transportation costs, we believe that having the products manufactured in China is much more cost effective than having them manufactured in the United States.

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

      With respect to the SecureDrop(R) System, the United States Patent and Trademark Office has issued six patents, Patent Nos. 5,875,879, 6,213,277, 6,328,149, 6,336,544, 6,675,067 and 6,845,905. These patents expire on dates between March 2017 and September 2021. In addition, there is one patent application on file with the United States Patent and Trademark Office relating to the SecureDrop(R) System. On June 26, 2001, we purchased from Technology Development Center, LLC, the worldwide right, title and interest to the patents, pending patent applications and all patent rights to the "Coin Operated Machine Having An Electronically Identified Coin Collection Box" and the "Coin Operated Machine Including a Coin Box Having a Memory Device." These intellectual property rights relate to the technology utilized in our SecureDrop(R) product line.

      With respect to our shufflers, the United States Patent and Trademark Office has issued seven patents, Patent Nos. 5,584,483, 5,676,372, 6,019,368, 6,293,546, 6,299,167, 6,698,756 and 6,719,288, in addition to two design patents, Patent Nos. D488,193 and D490,481. These patents expire on dates between April 2014 and April 2024. In addition, there are seven patent applications on file with the United States Patent and Trademark Office. Our shufflers have also been issued two patents in Australia and one patent in Canada. For additional information with respect to the ongoing litigation involving Shuffle Master, Inc., see "Item 3. Legal Proceedings."

      With respect to the Deck Checker(TM), we acquired the rights to the Deck Checker(TM) pursuant to a purchase and sale agreement dated December 23, 2002 in which we purchased all of the tangible and intangible assets related to the Deck Checker(TM). The purchase price was $1,009,800, where $504,900 was payable upon the successful production of five fully operational units of the Deck Checker(TM) and $500,000 was payable within six months after the first payment is due. The first payment in the amount of $504,900 was made on August 1, 2003 and the final $500,000 payment was made in February 2004. In addition to the purchase of these assets, we purchased tooling, inventory and spare parts for $44,800. In exchange for the payments, the seller has agreed to transfer all of the tangible and intangible assets related to the Deck Checker(TM) and not to compete with us for 60 months.

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

EMPLOYEES

      As of December 31, 2004, we had approximately 43 full-time employees in the United States and 73 full-time employees in China. None of our employees are represented by a labor union, and we consider our relationships with our employees to be satisfactory. All U.S employees have signed confidentiality agreements, which prohibit them from disclosing any of our confidential information at any time during or after their employment with us. We are in the process of executing confidentiality and non-competition agreements with all key China personnel.

      We maintain our principal offices at 6830 Spencer Street, Las Vegas, Nevada 89119. Our telephone number and facsimile number are (702) 733-7195 and
(702) 733-7197, respectively.

ITEM 2. DESCRIPTION OF PROPERTY

      We lease approximately 58,725 square feet for our headquarters at 6830 Spencer Street, Las Vegas, Nevada 89119, which houses our corporate offices, including sales and engineering departments, and warehouse space. The current lease requires payments of approximately $55,254 per month and expires in October 2006. We have an option for an additional term of five years.

      The lease for the Tukwila, Washington service center is for approximately 1,500 square feet, requires monthly lease payments of $1,378 and expires in November 2006. The lease for the Gulfport, Mississippi service center is for approximately 1,500 square feet, requires monthly lease payments of $725 and ended in August 2004. We are continuing to lease the property in Mississippi on a month-to-month basis under the same terms. The lease for the Berkley, Michigan service center is for approximately 1,150 square feet, requires monthly lease payments of $961 and ends in March 2005. We also lease a three bedroom apartment from Camden Commons in Las Vegas for use by technicians traveling from China to Las Vegas and technical trainees. The monthly rent is $999 and the lease will expire in December 2005.

      We have leased office, manufacturing and warehouse space in Xiaolan Town in Zhongshan City, Guangdong Province in China to meet our manufacturing requirements. The facilities consist of over 10,000 square feet. The monthly lease payments are an aggregate of approximately $2,900 per month, and the leases end between April and October 2008. These facilities were opened between April 2003 and August 2004. We have also leased a corporate house and apartment for the use of management that travel to the China facility. The lease payments began in November 2003 and are currently at approximately $1,200 per month. The lease payments end in November 2008.

ITEM 3. LEGAL PROCEEDINGS

      On March 27, 2002, Shuffle Master, Inc., or Shuffle Master, filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against VendingData in the United States District Court, District of Nevada. The amended complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining us from infringing on two of Shuffle Master's patents, an accounting of our gains and profits that resulted from the alleged infringement, and for interest, costs and attorneys' fees. The Shuffle Master patents that are at issue in the litigation concern registering use of a playing card shuffler apparatus and the displaying of the use on a display. We have filed our answer, counterclaims, and amended counterclaims against Shuffle Master. In the answer, we deny Shuffle Master's allegation of patent infringement and request that Shuffle Master's complaint be dismissed. We also seek, in our amended counterclaim, a declaration that we do not infringe Shuffle Master's patents and that Shuffle Master's patents and certain of its related claims are invalid. We further assert counterclaims against Shuffle Master for breach of contract and violation of the Uniform Trade Secrets Act. On May 20, 2002, the United States District Court, District of Nevada denied Shuffle Master's motion for preliminary injunction against us. Discovery in this litigation is now closed. On May 28, 2003, we filed a motion for summary judgment. The hearing on this motion for summary judgment was taken off calendar pending a ruling from the Court regarding claim construction to determine the scope and definition of the patent claims at issue. On March 31, 2004, the Magistrate Judge issued an order with regard to claim interpretation, to which we have filed written objections. On June 25, 2004, the District Court affirmed the Magistrate Judge's order. On August 24, 2004, we renewed our motion for summary judgment to invalidate Shuffle Master's patents, United States Patent Nos. 6,325,373 ("`373") and 6,068,258 ("`258"), which cover card moving mechanisms that regulate use of the shuffler apparatus. On October 14, 2004, the District Court issued an order denying the motion for summary judgment for failure to submit admissible evidence in support of the motion for summary judgment. We filed a motion for clarification and reconsideration of the Court's order on November 5, 2004 in order to have the underlying merits of our motion for summary judgment considered. No decision has yet been reached on this motion. The Court has scheduled a mandatory settlement conference for April 13, 2005. The trial is set for May 23, 2005.

      On October 5, 2004, Shuffle Master filed another patent infringement action against us in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL). Shuffle Master alleges that the use, importation and offering for sale of the PokerOne(TM) shuffler infringes Shuffle Master's United States Patent No. 6,655,684. On October 25, 2004, we filed our answer and counterclaim that denies Shuffle Master's allegations of patent infringement and requests that the Court enter a declaratory judgment of non-infringement. On October 14, 2004 Shuffle Master filed a Motion for Preliminary Injunction seeking to enjoin us from selling the PokerOne(TM) shuffler in the United States during the pendency of its second lawsuit. The United States District Court, District of Nevada, granted the Motion for Preliminary Injunction filed by Shuffle Master, Inc. to the extent that the PokerOne(TM) Shuffler deals pre-set hands of playing cards in the United States. On March 3, 2005, the Court of Appeals stayed the preliminary injunction granted by the United States District Court pending the disposition of our appeal. In its order, the Court of Appeals stated that "VendingData has shown the requisite likelihood of success to obtain a stay of the injunction, pending appeal" and that "VendingData has shown that in the circumstances of this case the district court likely erred in entering a preliminary injunction without providing any analysis of the disputed claim language." A Markman hearing is scheduled for May 16, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our authorized capital stock consists of 25,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. Our common stock and preferred stock may be issued from time to time without action by the stockholders and may be issued for such consideration as may be fixed from time to time by our board. As of February 28, 2005, we had outstanding 17,199,558 shares of common stock, held by approximately 312 stockholders of record. We have not issued any shares of our preferred stock.

      Due to the shares outstanding and shares reserved as of February 28, 2005, we do not have a sufficient number of authorized shares remaining to cover the shares issuable upon the conversion of the March Senior Notes, if at all. Accordingly, our board of directors has already authorized an amendment to our articles of incorporation so as to increase our total authorized number of shares. We intend to include the matter on the agenda for the 2005 Annual Meeting of Stockholders so our stockholder may approve the amendment to our articles of incorporation.

      Market Information

      Until September 10, 2003, there was no public market for our common stock. Our common stock became eligible for quotation on the OTC Bulletin Board on September 10, 2003. On May 4, 2004, our common stock became eligible for trading on the American Stock Exchange, or AMEX, and it has traded on the AMEX since that date.

      The following table sets forth the high and low closing sale price of our common stock, as reported by the AMEX for the quarters since May 4, 2004.

       CALENDAR QUARTER ENDED                     LOW         HIGH
       ----------------------                     -----       ----
       December 31, 2004                          $1.69       $2.20
       September 30, 2004                         $3.58       $3.63
       June 30, 2004                              $3.80       $3.90

      The following table sets forth the high and low closing bid prices of our common stock from September 10, 2003, when our common stock became eligible for quotation on the OTC Bulletin Board, to May 4, 2004, when our common stock started trading on AMEX.

       CALENDAR QUARTER ENDED                     LOW         HIGH
       ----------------------                     -----       ----
       Until May 4, 2004(1)                       $3.67       $4.60
       March 31, 2004                             $3.50       $4.00
       December 31, 2003                          $3.70       $6.20
       September 30, 2003                         $2.25       $4.38


----------
      (1) Represents the high and low closing bid prices for our common stock from April 1, 2004, to May 4, 2004, when our common stock began trading on AMEX.

      On February 15, 2005, we completed a private placement of 10% senior convertible notes due February 2008, or the February Senior Notes. Each February Senior Note is issued in increments of $50,000 and is secured by a first priority security interest in our assets. The February Senior Notes require semi-annual payments of interest only on August 1 and February 1 of each year, with the principal and any unpaid interest due at maturity of the February Senior Notes. Any prepayments of the February Senior Notes made prior to February 2007 require the payments of premiums that decline each year. Holders of the February Senior Notes have a one-time right to convert up to 50% of the then outstanding principal of the February Senior Notes into shares of our common stock, $.001 par value, at a rate $1.65 per share. Through the private placement we issued an aggregate of $10,000,000 in February Senior Notes, in return for exchanged notes in the aggregate principal amount of $3,250,000 and gross cash proceeds of $6,750,000.

      On March 14, 2005, we completed an additional $2 million private placement of 10% senior secured convertible notes due March 2008, or the March Senior Notes and, together with the February Senior Notes, the Senior Notes. The March Senior Notes were issued on a pari passu basis with the February Senior Notes and, as a result, are secured by a first priority security interest in our assets. The March Senior Notes require semi-annual payments of interest only on September 1 and March 1 of each year, with the principal and any unpaid interest due at maturity of the March Senior Notes. Any prepayments of the March Senior Notes made prior to March 2007 require the payments of premiums that decline each year. Holders of the March Senior Notes have a one-time right to convert up to 50% of the then outstanding principal of the March Senior Notes into shares of our common stock, $.001 par value, at a conversion price of $1.65 per share.

      Subject to the reasonable discretion of our management, the proceeds from the placement of the Senior Notes are to be used to fund our shuffler inventory, our operating losses and our general corporate purposes. Certain conditions for the release from escrow of a portion of the proceeds from this offering are discussed below in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources---Outlook."

      The Senior Notes and the underlying shares upon the conversion of the Senior Notes were issued under the private placement exemption under Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506 of Regulation D. We were able to rely on Rule 506 of Regulation D because we only offered the Senior Notes to accredited investors as that term is defined by Rule 501 of Regulation D.

      A placement agent fee of up to four percent (4%) of the cash proceeds from the Senior Notes are payable to Philadelphia Brokerage Corporation, as placement agent, but no separate fee is payable with respect to the shares of common stock.

      Dividend Policy

      We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future. Also, under the private placements of the Senior Notes, so long as any purchaser beneficially owns any of the Senior Notes, we shall not, without first obtaining the written approval of such purchasers, repurchase, redeem, or declare or pay any cash dividend or distribution on, any shares of our capital stock.

      Equity Compensation Plan Information

      With respect to our equity compensation plans, we have adopted the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors' Stock Option Plan, which are authorized to issue 3,000,000 shares and 300,000 shares of our common stock, respectively.

      The following table summarizes our equity plan compensation that was approved by stockholders on October 5, 2004.

                                          (a)                         (b)                            (c)
                                                                                        Number of securities remaining
                                Number of securities to        Weighted-average         available for future issuance
                                be issued upon exercise        exercise price of       under equity compensation plans
                                of outstanding options,      outstanding options,      (excluding securities reflected
Plan category                     warrants and rights         warrants and rights               in column (a))
----------------------------    -------------------------    ----------------------    ---------------------------------
Equity compensation plans              2,186,856(1)                    $3.39                     192,870(2)
  approved by stockholders
Equity compensation plans
  not approved by
  stockholders                                  --                        --                           --
----------------------------    -------------------------    ----------------------    ---------------------------------
Total                                    2,186,856                     $3.39                      192,870


----------
(1) Reflects outstanding stock options to purchase 2,031,656 shares of common stock under our Amended and Restated 1999 Stock Option Plan and stock options to purchase 155,200 shares of common stock under our Amended and Restated 1999 Directors' Stock Option Plan.

(2) There were 968,344 shares available for future issuance under our Amended and Restated 1999 Stock Option Plan and 144,800 shares available for future issuance under our Amended and Restated 1999 Directors' Stock Option Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Statement on Forward-Looking Information

      Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, such as statements relating to plans for product development, product placement, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. Such risks, uncertainties and other important factors include, among others: our liquidity requirements, our ability to locate necessary sources of capital to sustain our operations, adverse rulings or other developments in pending or future litigation, the continued growth of the gaming industry, the success of our product development activities, the acceptance of our products in the marketplace, vigorous competition in the gaming industry, our dependence on existing management, changes in gaming laws and regulations (including actions affecting licensing), regulatory and jurisdictional issues involving us or our products specifically, our leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions and the risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to the company's Form 10-QSB for the quarter ended June 30, 2004 and September 30, 2004.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Following is a summary of what our management believes are the critical accounting policies related to our operations. The application of these policies, in some cases, requires management to make subjective judgments and estimates regarding the effect of matters that are inherently uncertain. See
Note 1, "Description of Business and Significant Accounting Policies," to financial statements included in this annual report for a more detailed discussion of our accounting policies. Except as described below, we do not employ any critical accounting policies selected from among available alternatives or that require the exercise of significant management judgment to apply, and we believe none of our estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.

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

      Revenue Recognition.

      We recognize revenue from the sale of our shuffler and deck checker products upon shipment against valid customer contracts or purchase orders. Sales are recognized immediately when shufflers that are rented are converted to purchases depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 48 months. We recognize revenue from the sale of our SecureDrop(R) products upon installation and functional testing at customer locations because that is when the customer's obligation becomes fixed and certain pursuant to our standard contracts for sale. The extended warranty and maintenance components that are part of long term sales contracts are unbundled and recognized as deferred revenue amortized over the remaining life of the sales agreement after the initial 90-day warranty as required by the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The useful life of our shufflers and Deck Checkers(TM) is five years with proper maintenance; the life can be extended with the replacement of component parts. If the customer does not possess the required creditworthiness or an established payment history with us, we would then book the revenue as an installment sale and recognize it over time as payments are received. Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms. All rental contracts are cancelable upon 30-day written notice by the customer. Maintenance expense for rental units is recorded in the period it is incurred. Although sales are not generally made with a right to return, upon occasion, usually associated with the performance warranty, sales returns and allowances are recorded after returned goods are received and inspected. We provide currently for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for our products, we do provide for maintenance contracts that are billed and recognized on a monthly basis.

      Intangible Assets.

      We currently amortize our intangible assets (patent and technology rights) on a straight-line basis over estimated useful lives of 10 years. Management believes that the useful life of patents and technology rights equals the full term of the patent.

Recent Accounting Pronouncements

      In December, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share based employee compensation transactions be recognized in the financial statements. Share based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, we will implement the revised standard in the third quarter of fiscal year 2005, if applicable.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect to enter into any transactions that would be affected by adopting SFAS 153.

FINANCIAL CONDITION

      During the twelve months ended December 31, 2004, total assets decreased by $7,408,555, from $24,160,178 at December 31, 2003 to $16,751,625 at December
31, 2004. Accounts receivable (trade) increased from $2,354,054 to $3,646,568 between December 31, 2003 and December 31, 2004. Inventories have increased during the current period by $2,312,212 from $4,150,414 at December 31, 2003 to $6,462,626 at December 31, 2004. The increase is primarily due to the purchase of components to produce our new PokerOne shuffler and related components and Deck Checker components.

      Total liabilities have decreased from $9,914,953 at December 31, 2003 to $8,622,693 at December 31, 2004. Accounts payable decreased from $1,727,460 at December 31, 2003 to $1,240,677 at December 31, 2004, Convertible debt decreased from $2,368,077 at December 31, 2003 to $0 at December 31, 2004 due to the retirement of long- and short-term convertible debt through cash payments and conversion to common stock. Short-term debt decreased from $270,743 at December 31, 2003 to $238,250 at December 31, 2004 due to payment of $32,493. Notes payable increased $3,250,000 due to the issuance of 9% notes due August 15, 2007. However, in February of 2005 the 9% notes totaling $3,250,000 were exchanged for the February Senior Notes.

      Results of Operations - Years Ended December 31, 2004 and 2003

      Revenue

      For the year ended December 31, 2004, we generated total revenues of $5,487,111, compared to $6,710,919 for the year ended December 31, 2003, a decrease of $1,223,808, or 18.2%. Our revenues for the year ended December 31, 2004 consisted of SecureDrop(TM) sales of $402,924, shuffler rentals of $384,679, shuffler sales of $1,141,320, Deck Checker (TM) sales of $3,154,991 Deck Checker (TM) Deck Checker rentals of $232,035,and miscellaneous other revenues of $171,162. The decrease in revenue was primarily due to a decrease in SecureDrop(TM) sales of $1,819,038, a decrease in shuffler sales of $938,100, a decrease in shuffler rentals of $638,865, offset by an increase in Deck Checker
(TM) sales of $1,789,126, and an increase in Deck Checker rentals of $232,035. We believe that the decreases in revenue were due, in part, to the allocation of resources toward the transfer of certain operations to China, the longer than anticipated approval terms for our new products from gaming regulatory laboratories, the continued development and testing of our new shuffler products, the pending merger transactions involving major U.S. casino operators that have delayed negotiations involving our SecureDrop(R) products and the delays in discussions with potential international customers. In addition, jurisdictional licensing issues and the ShuffleMaster injunction related to sales of PokerOne(TM) product all contributed to disrupting sales activities.

      Revenues - SecureDrop(TM) Sales. For the year ended December 31, 2004, we generated revenue related to the sale of our SecureDrop(TM) products of $402,924, compared to $2,221,962 for the year ended December 31, 2003 , a decrease of $1,819,038, or -81.9%.

      Revenues - Shuffler Sales. For the year ended December 31, 2004, we generated revenue related to the sale of our shufflers of $1,141,320, compared to $2,079,420 for the year ended December 31, 2003, a decrease of $938,100, or -45.1 %. The majority of these sales were from the conversion of shufflers on rent to purchases through long-term sales agreements that range from 24-48 months. We made a strategic decision to offer our customers the choice to either continue renting or instead to purchase our shufflers for the same monthly payments. This decision was based on competitive forces in the marketplace and the anticipated introduction of our next generation shufflers in 2004. By offering some of our customers the ability to trade up to our new shuffler, the RandomPlus(TM) Shuffler, when approved by the relevant regulatory bodies, we will be able to obtain binding purchase commitments for our shufflers and ensure that our products are not readily replaced with those of our competitors. We believe that conversions will not contribute to shuffler sales in the future to the same extent conversions did in 2003. The anticipated introduction of the new RandomPlus(TM) Shuffler in the first half of 2005 will provide a needed addition to our product line.

      Revenue - Shuffler Rentals. For the year ended December 31, 2004, we generated revenue related to the rental of our shufflers of $384,679, compared to $1,023,544 for the year ended December 31, 2003, a decrease of $638,865, or -62.4%. The conversion of rental units to purchases in 2003 reduced the number of shufflers that were rented throughout the year. We believe that the new RandomPlus(TM) Shuffler that we anticipate introducing in the first half of 2005 will reverse the trend and increase the number of units that are rented.

      Revenue - Deck Checker(TM). For the year ended December 31, 2004, we generated revenue related to the sale of our Deck Checker(TM) of $3,154,991 compared to $1,365,865 for the year ended December 31, 2003, an increase of $1,789,126, or 131.0%. As the DeckChecker(TM) was introduced in the second quarter of 2003, we expect DeckChecker (TM) sales will continue to grow as the number of jurisdictions that we can sell the product increases and with the anticipated acceptance of the product in the casino industry.

      Revenue - Other Income. For the year ended December 31, 2004, we generated other revenues of $171,162, compared to income of $20,128 for the year ended December 31, 2003, an increase of $151,034.

      Cost of Sales

      For the year ended December 31, 2004, our cost of sales was $3,972,088, compared to $4,171,687 for the year ended December 31, 2003, a decrease of $199,599, or -4.8%. Our cost of sales for the year ended December 31, 2004 included cost of SecureDrop(TM) sales of $219,208, cost of shuffler sales of $190,140, shuffler rental depreciation of $277,208, shuffler service costs of $1,189,184, manufacturing costs of $808,818, Deck Checker(TM) costs of $630,764, warranty costs of $(569).Deck Checker rental depreciation of $32,325 and other expenses of $625,010. As we transition from a development to an operating company, we are reducing the cost of sales through more efficient purchasing and manufacturing. The outsourcing of components from China continued the trend of reducing cost of sales through 2004 as a percent of sales. The gross margin on revenue for the year ended December 31, 2004 was $1,515,023, or 27.6%, compared to the gross margin on revenue for the year ended December 31, 2003 of $2,539,232, or 37.8%. The decrease in gross margin of $1,024,209 from the year ended December 31, 2003 to the year ended December 31, 2004 reflected decreased revenue, an inventory write-down of $575,446, an increase in service costs of $256,206.

      Cost of Sales - SecureDrop(TM) Sales. Our cost of SecureDrop(TM) sales revenue was $219,208 for the year ended December 31, 2004 compared to $1,089,732 for the year ended December 31, 2003, representing a decrease of $870,524, or 79.9%. The gross margin percentage on revenue from SecureDrop(TM) sales revenue was 45.6% in the year ended December 31, 2004 compared to 51.0% for the year ended December 31, 2003.

      Cost of Sales - Shuffler Sales. Our cost of shuffler sales revenue was $190,140 for the year ended December 31, 2004 compared to $412,780 for the year ended December 31, 2003, representing a decrease of $222,640, or 53.9%. The decrease in the cost of shuffler sales revenue was due to the reduction in revenue. The gross margin percentage on revenue from shuffler sales revenue was 83.3% in the year ended December 31, 2004 compared to 80.1% for the year ended December 31, 2003.

      Cost of Sales - Deck Checker(TM) Sales. Our cost of Deck Checker(TM) sales revenue was $630,764 for the year ended December 31, 2004 compared to $390,935 for the year ended December 31, 2003. The gross margin percentage on revenue from Deck Checker(TM) sales revenue was 80.0%.for the year ended December 31, 2004 compared to 71.4% for the year ended December 31, 2003. The improvement in gross margin percentage is a result of our moving the manufacture and purchasing of component parts to China.

      Selling, General and Administrative Expenses

      For the year ended December 31, 2004, our general and administrative expenses were $6,544,007, compared to $6,449,030 for the year ended December 31, 2003, an increase of $94,977, or 3.8 %. The increase in selling, general and administrative expenses related primarily to a $623,170 increase in legal and regulatory expenses offset by a $531,071 decrease in finance fees. The increase in legal fees is primarily due to the Shuffle Master, Inc. lawsuit as well as legal fees related to regulatory license applications.

      Our selling, general and administrative expenses for the year ended December 31, 2004 consisted of the following: salaries and related costs of $2,080,139; consulting services of $458,779; advertising and marketing costs of $33,837; travel and entertainment costs of $496,312; gaming industry show costs of $175,192; rent of $406,577; repairs and maintenance expense of $99,035; supplies of $62,571; legal and regulatory expenses of $1,446,231; insurance expenses of $103,131; depreciation and amortization of $501,339; finance fees of $15,457; and other expenses of $665,974.

      Research and Development Expenses

      For the year ended December 31, 2004, research and development expenses were $1,184,621, compared to $1,010,558 for the year ended December 31, 2003, an increase of $174,063, or 17.2%. The increase in research and development expenses was primarily due to the continued development of the PokerOne Shuffler and the RandomPlus(TM) Shuffler.

      Interest Expense

      For the year ended December 31, 2004, we incurred interest expenses of $935,589, compared to $2,891,733 for the year ended December 31, 2003, a decrease of $1,956,144, or 67.6%. This decrease was primarily attributable to the reduction of debt service as a result of a decrease in our outstanding indebtedness during the year ended December 31, 2004 compared to the year ended December 31, 2003. The retirement and conversion of indebtedness of $20,331,995 in 2003 and early 2004 is the reason for the large reduction in 2004.

      Net Loss

      For the year ended December 31, 2004, we had a net loss of $7,149,194 compared to a net loss of $7,812,089 for the year ended December 31, 2003, a reduction in net loss of $662,895, or 8.5%. The reduction in net loss was primarily due to a $1,956,144 decrease in interest expenses and an offsetting decrease in gross margin of $1,024,209. Basic loss per share was $0.42 for the year ended December 31, 2004, compared to $0.96 for the year ended December 31, 2003.

      Liquidity and Capital Resources

      As a result of our operating loss and our use of cash, our net working capital has decreased from $10,366,458 at December 31, 2003 to $6,900,104 at December 31, 2004, as shown in the table below:

                                                              December 31,
                                                     ---------------------------
                                                         2004            2003
                                                     -----------     -----------
Current Assets

Cash and cash equivalents                            $   924,804     $11,526,664
Current portion of accounts receivable,
  trade, net of allowance for
  uncollectibles of $223,590 and $25,530               3,646,568       2,354,054
Due from affiliate                                        25,000          31,802
Other receivables                                         35,394          29,836
Inventories                                            6,462,626       4,150,414
Prepaid expenses                                          86,576          52,028
                                                     -----------     -----------
         Total current assets                         11,180,968      18,144,798
                                                     -----------     -----------

Current portion of leases payable                      1,941,445       2,237,073
Accounts payable                                       1,240,677       1,727,460
Accrued expenses                                         103,181         135,859
Accrued wages                                            132,560         343,697
Accrued interest                                         191,456         344,751
Deferred revenues, current portion                       239,680         171,875
Short-term debt                                          238,250         270,743
Current portion of convertible debt                    2,368,077
Customer deposits                                        193,615         178,805
                                                     -----------     -----------
         Total current liabilities                     4,280,864       7,778,340
                                                     -----------     -----------

                  Net working capital                $ 6,900,104     $10,366,458
                                                     ===========     ===========

      Sources of Capital

      Should our cash on hand plus cash from operations be insufficient during future periods, we anticipate relying upon private and institutional sources of debt and equity, and we may seek public, private and institutional sources of capital for working capital purposes. During the years ended December 31, 2004 and 2003, our sources of capital included a public stock offering, equipment financing from a third party, short-term notes from stockholders, convertible debentures and other private sources of capital.

      With respect to our equipment financing where we have sold and leased back most of our furniture, equipment, tooling and shufflers held for rent, we have received proceeds of $989,820 and repaid $2,110,205 for the year ended December 31, 2003 and have received proceeds of $723,839 and repaid $2,042,946 for the year ended December 31, 2004. As of December 31, 2004, we had outstanding equipment financing of $2,834,689. These equipment leases have terms of 36 to 39 months and were not recorded as sales because each of the leases included a mandatory buy-back provision.

      With respect to our short-term debt, we repaid $384,000 and received proceeds of $700,000 for the year ended December 31, 2003. We repaid $32,493 for the year ended December 31, 2004. As of December 31, 2004, we had outstanding short-term loans in the aggregate amount of $238,250. Prior to 2003, we were substantially dependent on short-term loans from our principal stockholder and other directors. Despite such reliance, neither our principal stockholder nor our directors are obligated to provide additional financing to us, and our principal stockholder and directors are free to decline to fund additional financings to us at any time. In such event and in the absence of third party financing sources, we may have substantial difficulties in raising additional financings.

      In 2003, we raised substantial capital through private placements of indebtedness totaling $11,050,000. We also raised net proceeds of $24,800,000 in December 2003 from a public share offering, a substantial portion of which was used to retire outstanding indebtedness. To fund our continuing operating cash flow deficits in 2004, in addition to using the remaining cash we had on hand at the beginning of the year, we obtained cash from debt and lease finance sources. These were:

      o In September 2004, we received debt financing in the aggregate principal amount of $3,250,000 through a private placement senior notes and warrants. We conducted the private placement of units of senior notes and warrants, where each unit consists of a note in the original principal amount of $25,000 and a warrant to purchase 1,500 shares of common stock with an exercise price of $5.00 per share. Through a private placement in February 2005, we exchanged all such notes and warrants for an aggregate principal amount of $3,250,000 of February Senior Notes.

      o In the fourth quarter of 2004, we entered into five Deck Checker(TM) equipment leases in the aggregate amount of $810,000 under our existing $3,000,000 equipment lease credit line arrangement with Central Leasing Co. of New Jersey. We received $727,500 in cash from these equipment leases. The equipment leases will be paid back over 36 months at $26,519.40 per month plus applicable taxes. At the end of the 36 months, we are required to purchase the equipment for 15% of the original lease amount. The equipment leases are secured by the underlying equipment.

      o On February 15, 2005, we completed a private placement of the February Senior Notes. Each February Senior Note is issued in increments of $50,000 and is secured by a first priority security interest in our assets. The February Senior Notes require semi-annual payments of interest only on August 1 and February 1 of each year, with the principal and any unpaid interest due at maturity of the February Senior Notes. Any prepayments of the February Senior Notes made prior to February 2007 require the payments of premiums that decline each year. Holders of the February Senior Notes have a one-time right to convert up to 50% of the then outstanding principal of the February Senior Notes into shares of our common stock, $.001 par value, at a rate $1.65 per share. Through the private placement we issued an aggregate of $10,000,000 in February Senior Notes, in return for exchanged notes in the aggregate principal amount of $3,250,000 and gross cash proceeds of $6,750,000.

      o On March 14, 2005, we completed an additional $2 million private placement of the March Senior Noted. The March Senior Notes were issued on a pari passu basis with the February Senior Notes and, as a result, are secured by a first priority security interest in our assets. The March Senior Notes require semi-annual payments of interest only on September 1 and March 1 of each year, with the principal and any unpaid interest due at maturity of the March Senior Notes. Any prepayments of the March Senior Notes made prior to March 2007 require the payments of premiums that decline each year. Holders of the March Senior Notes have a one-time right to convert up to 50% of the then outstanding principal of the March Senior Notes into shares of our common stock, $.001 par value, at a conversion price of $1.65 per share.

      Cash Used in Operating Activities. For the year ended December 31, 2004, net cash used in operating activities was $10,660,133, compared to $11,731,150 for the year ended December 31, 2003. The cash used in operating activities during the year ended December 31, 2004 resulted from a net loss of $7,149,194, an increase in trade accounts receivable of $1,416,444, an increase in inventory of $2,312,212, an increase in prepaid expenses of $34,548, an increase in deferred expenses of $786,178, a decrease in accounts payable of $486,783, a decrease in accrued expenses of $347,107 and equipment produced and held for rental of $46,760 offset by depreciation and amortization of $1,085,709, non-cash compensation expense of $193,461, equipment converted from rental to sales of $6,615, a decrease in other receivables of $1,244, a decrease of deposits with vendors of $304,611, a decrease of other assets of $266,143, an increase in deferred revenues of $46,500 and an increase in customer deposits of $14,810.

      Net Cash Used In Investing Activities. For the year ended December 31, 2004, we used net cash in investing activities of $276,161 compared to $1,996,025 for the year ended December 31, 2003. The net cash used in investing activities during the year ended December 31, 2004 consisted of $271,261 used in the acquisition of plant and equipment, $4,900 used in the acquisition of intangible assets.

      Contractual Cash Obligations and Off Balance Sheet Arrangements . Our contractual cash obligations under our debt agreements, capital leases and operating leases for the next five years are as follows:

                                                                            PAYMENTS DUE BY PERIOD
                                                      --------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS              TOTAL              1 YEAR            2-3 YEARS          4-5 YEARS        AFTER 5 YEARS
-----------------------           ----------          ----------         ----------          ----------       -------------
Debt Agreements                   $4,447,519          $  722,203         $3,725,316          $        0         $        0
Capital Leases                     4,768,269           2,728,963            893,241                   0                  0
Operating Leases(1)                    8,682               8,862                  0                   0                  0
                                  ----------          ----------         ----------          ----------         ----------
TOTAL                             $7,290,890          $2,672,333         $4,618,557          $        0         $        0

      (1) Our only "off balance sheet arrangements" at December 31, 2004 were immaterial office equipment leases.

      Outlook

      Our ability to maintain adequate liquidity is dependent upon the success of Management's plans to address and overcome prior operating losses. Management has developed and refined its 2005 operating plan to increase its sales by expanding its product line and improving its sales efforts domestically and internationally. We have entered into an exclusive five-year agreement with TCS to market and distribute our shuffler products outside of the United States. Management has adopted efforts to reduce operating costs through the transfer of manufacturing operations to China and restructuring service functions to reduce labor and rental expense. We appointed to our board of directors Mr. Newburg, whose career spans over 30 years, is a skilled global executive with experience in the gaming industry, as well as in executive positions in Fortune 100 companies. Management has focused on financial condition and liquidity improvements through its capital raising efforts in 2004 and 2005 along with substantial debt reduction and debt conversion, resulting in an improved cash position. As a result of anticipated sales improvements and operating cost initiatives, management believes that we will begin to be cash flow neutral to cash flow positive on an intermittent monthly basis by late fiscal year 2005. In Mr. Newburg's role as executive director and expected role as an officer in due course we anticipate substantial changes in strategies and operating plans.

      We expect to meet the escrow requirements of the February and March 2005 private placements which are as follows:

      o One third (1/3) of the total proceeds held in escrow shall be released to the Company upon the execution of a distributor agreement with TCS or an affiliate thereof and the sale and service outside the United States of one hundred (100) units of the Company's RandomPlus Shuffler(TM) and the PokerOne(TM) shuffler, where such events must occur no later than June 30,2005;

      o One-third (1/3) of the total proceeds held in escrow shall be released to the Company upon the hiring by the Company of a North American manager of operations or Chief Operating Officer, where such person shall be hired no later than June 30, 2005; and

      o One-third (1/3) of the total proceeds held in escrow shall be released to the Company upon the approval of the Company's RandomPlus(TM) shuffler by Gaming Laboratories International and the Nevada State Gaming Control Board and the placement of one hundred
            (100) units of the Company's RandomPlus(TM) shuffler in North America, where such approvals and shuffler placement must occur no later than June 30, 2005.

      The second escrow condition above has already been met.

      Based on presently known commitments and plans, we believe that we will be able to fund our operations and required expenditures through the fourth quarter of 2005 through cash on hand, cash flow from operations, and cash from private placements of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, we will need to seek cash from public or private placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations in the upcoming year.

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

      Our financial statements report recurring losses and accumulated deficits. Based on presently known commitments and plans, we believe that we will be able to fund our operations and required expenditures through the fourth quarter of 2005 from cash on hand, cash flow from operations and cash from debt or equity financings or from lease financing sources. If we are unable to generate a sufficient amount of sales of our products to fund our operations, we will need to seek cash from private or public placements of debt or equity, institutional or other lending sources, to sell certain assets or to change operating plans to accommodate our liquidity issues. As result of certain restrictions on our ability to incur additional indebtedness under the Senior Notes, we may not be able to obtain other liquidity sources as may be necessary to fund our operations in the future.

      We have a history of significant operating losses and anticipate continued operating losses, and we may be unable to achieve profitability.

      We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the years ended December 31, 2003 and 2004, we have incurred net losses of $7,812,089 and $7,149,194, respectively, and our operations have used $11,526,665 and $10,660,133 of cash, respectively. As of December 31, 2003 and 2004, we had accumulated deficits of $44,582,347 and $51,731,541, respectively. If we are unable to generate a positive cash flow in 2004, we will be required to locate additional sources of capital. If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.

      We may not be able to satisfy the conditions for the release of all of the proceeds from the Senior Notes that are presently held in escrow.

      Pursuant to the terms of the Senior Notes, our access to $6,750,000 in proceeds is subject to the satisfaction of certain conditions as described above under "Liquidity and Capital Resources".

      If we fail to achieve one or more of the conditions by June 30, 2005, we are required to return the relevant funds to investors within 30 days. The failure to meet all of the conditions will have a negative and potentially materially adverse impact on our liquidity.

      Our stockholders may not approve the increase in our authorized shares, which is required to ensure a sufficient number of shares are available upon the conversion of the March Senior Notes, if at all.

      As of February 28, 2005, we have 25,000,000 shares of common stock authorized and 17,199,558 shares of common stock outstanding. In addition, as of February 28, 2005, we have issued stock options to purchase 2,584,322 shares of common stock, warrants to purchase 2,137,500 shares of common stock and February Senior Notes convertible into 3,030,293 shares of common stock. Due to the shares outstanding and shares reserved as of February 28, 2005, we do not have a sufficient number of authorized shares remaining to cover the shares issuable upon the conversion of the March Senior Notes, if at all. Accordingly, our board of directors has already authorized an amendment to our articles of incorporation so as to increase our total authorized number of shares. However, since our stockholders must also approve the amendment to our articles of incorporation and although we expect our stockholders to approve said amendment, there is no guarantee of such a result. If the stockholders do not approve of the amendment, we will be in breach under the terms of the March Senior Notes.

      Even if our operations do not become profitable, we will continue to be obligated to pay our management substantial salaries and benefits.

      We currently compensate our executive officers and significant employees with substantial salaries and other benefits and, in the future, may pay increased salaries and benefits. We paid approximately $1,300,000 to our executive officers and key employees in 2004. We intend to continue to pay competitive salaries and benefits to certain executive officers and key employees. The payment of such compensation and benefits may be a burden on us and may be a factor in limiting or preventing our profitability. Upon the expiration of those employment agreements, we may elect to continue compensating management with similar or higher salaries and other benefits.

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

      The market has not yet demonstrated significant acceptance of our SecureDrop(R) System and these products may never receive market acceptance.

      We have not yet demonstrated significant market acceptance of our SecureDrop(R) System and may be unable to do so. We have only sold our SecureDrop(R) Hard Count Module to a small number of casinos. The SecureDrop(R) System Soft Count Module has been slow to sell outside Nevada. Even though we have sold units of the SecureDrop(R) System to various customers in prior periods, newer versions of SecureDrop(R) products were in beta tests through most of 2002. We believe that certain barriers and problems occurred that caused us to have problems breaking into the market, including a longer than expected sales cycle, product flaws that we subsequently corrected, and the resistance of gaming company customers to the implementation of unproven technologies. The commercial success of our SecureDrop(R) System will depend upon the degree of market acceptance of this product in the gaming community and will depend on a number of factors, including:

      o     demonstration of effectiveness and reliability;

      o the prevalence and severity of any quality problems or defects in the early stage of introduction that were not anticipated in the design of this product;

      o     effectiveness of our marketing and distribution capabilities;

      o     ability to promptly service and repair the product; and

      o     receipt of approval by respective gaming jurisdictions.

      If we fail to expand our sales and leases for our SecureDrop(R) System, we may be unable to generate sufficient revenues to continue to operate our business.

      Our revenues and receivables are concentrated among a few major customers, which means that our financial condition could deteriorate if any meaningful reduction in the level of sales to any of these customers occurs.

      We are substantially dependent upon sales to a few major customers. In fiscal year 2003, Caesars Entertainment, Inc. (formerly Park Place Entertainment Corporation) accounted for more than 10% of our revenues. During the year ended December 31, 2003, approximately 17.6% of trade receivables and 13.3% of total sales were concentrated in the Nevada gaming industry among five customers under the common ownership of Caesars Entertainment, Inc. In fiscal year 2004 we were heavily dependent on our distributor, TCS Aces. TCS Aces accounted for 58.4% of our accounts receivable at December 31, 2004 and 35.0% of revenue during the year ended December 31, 2004. Any adverse changes in the financial condition of our major customers or those customers of TCS Aces or TCS, any loss of our major customers or those of TCS Aces or TCS, or any meaningful reduction in the level of sales to any of these customers could have a materially adverse impact on us. Furthermore, Caesars Entertainment, Inc. will be acquired by Harrah's Entertainment, Inc., in approximately mid-2005. We have no assurance that once acquired, Caesars Entertainment, Inc. will still purchase products from us.

      The acceptance and expansion of coinless gaming may adversely affect the demand for our SecureDrop(R) Hard Count Module.

      We believe that in the domestic United States market, the greater emphasis of sales will be the SecureDrop(R) Soft Count Module due to the growth of coinless slot machines. In international markets, we intend to focus on our SecureDrop(R) Hard Count Module in the initial time period until we gauge the demand for the Soft Count Module overseas.

      We place our leased shufflers in casinos under short-term lease arrangements, which make these products susceptible to replacement due to pressure from competitors, changes in economic conditions, obsolescence and declining popularity.

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

      Our success depends upon maintaining the confidentiality and proprietary nature of our intellectual property rights. Our ability to compete may be damaged, and our revenues may be reduced if we are unable to protect our intellectual property rights adequately. To protect these rights, we rely principally on a combination of:

      o contractual arrangements providing for non-disclosure and prohibitions on use;

      o     patents and pending patent applications;

      o     trade secret, copyright and trademark laws; and

      o     certain built-in technical product features.

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

      Shuffle Master, our principal competitor in the shuffler market, has filed two lawsuits against us for patent infringement. The first suit alleges that our shufflers violate two of its patents concerning registering use of a playing card shuffler apparatus and the displaying of the use on a display. The second lawsuit alleges that our PokerOne(TM) Shuffler violates two of its patents concerning the card moving mechanism. Shuffle Master seeks treble damages, which, if awarded, could result in us owing it substantial sums of money, and, if large enough, could have a material adverse effect on our liquidity and our ability to conduct operations. Although we believe our position to be meritorious, litigation of this nature is a drain on our cash resources and our management's time. Although Shuffle Master has asserted patent infringement claims and we have reasonable defenses to the same, we cannot determine whether we will prevail in these lawsuits, nor whether damages, if awarded, would significantly impact our ability to continue to manufacture and sell particular products within the United States and its territories. If we do not prevail, we will be unable to sell our shuffler products in the United States unless we change certain components used in the shufflers or obtain a license from Shuffle Master to use the playing card shuffler apparatus and the display. The preliminary injunction that ShuffleMaster obtained against the Company in November 2004 prevented us from selling our PokerOne(TM) Shuffler in the United States. An appellate court stayed the injunction in March 2005. Similarly, we cannot determine whether Shuffle Master will assert other litigation claims based upon other patents it may currently or in the future own, nor can we determine the likely outcome of any such litigation or whether any such substantial litigation would have a material adverse effect on our business as presently conducted or as anticipated.

      We believe that it is likely that our future products will be the subject of future patent litigation if the products are sold and installed in the United States and, if commenced, could subject us to continuing litigation costs and risks.

      Other than the allegations made by Shuffle Master discussed above, we are not aware of any claims or basis for our current products infringing on the proprietary rights of third parties. To the extent that we introduce new products that incorporate the same or similar technology, it is likely that Shuffle Master will bring one or more claims against us seeking damages, injunctive or other equitable relief, or both. We cannot predict the outcome of any future litigation that may occur.

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

      In furtherance of the development of our services or products, we may need to acquire licenses for intellectual property to avoid infringement of third party rights or claims of infringement. These licenses may not be available on commercially reasonable terms, if at all. Claims for infringement, if made, could damage our business prospects, our results of operations and financial condition, whether or not the claims have merit, by:

      o consuming substantial time and financial resources required to defend against them;

      o diverting the attention of management from growing our business and managing operations;

      o     resulting in costly litigation; and

      o     disrupting product sales and shipments.

      If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter into costly licensing arrangements or redesign our products so as to exclude the infringing technology. As a result, we would incur substantial costs and delays in product development, sales and shipments, our revenues may decline substantially and we may not be able to achieve the growth required for us to achieve profitability

      Our failure to compete successfully against innovative competitors or new entrants could adversely impact our ability to sell our products and generate revenues.

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

      We have centralized most phases of the manufacturing process for our products at our own facility in Xiaolan Town in Zhongshan City, China. We will be adversely impacted if there is an interruption in our ability to receive components or inventory from, or a material increase in labor costs in, China. Factors that may cause a supply interruption include disruption or changes in local China governmental, vendor or employee relationships, political unrest, closure of ports, worldwide health concerns, including SARS, and other events beyond our control. In the event that our manufacturing operations in Xiaolan Town are interrupted, our ability to fill orders, ship such orders and realize the revenues there from could be adversely affected.

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

      In general, substantially all sales of our products outside the United States are achieved through distributor relationships. We believe the distributors that we have engaged are experienced and reputable; however, if we are unable to manage these relationships, our ability to generate revenue and profits in the non-U.S. market may be adversely affected. To the extent that we engage in direct sales outside the United States, we have limited sales experience and history in foreign markets.

      On January 21, 2005, we entered into an exclusive five-year agreement with TCS to market and distribute our shuffler products outside of the United States. However, if TCS is unable to place our shuffler products outside of the United States, our liquidity will be adversely affected.

      Due to our management's controlling interest in our common stock, our management has the power to control all matters submitted to our stockholders, which renders non-management stockholders' efforts to effect substantial changes in our company more difficult.

      As of February 28, 2005, our executive officers and members of our board beneficially own approximately 9,061,944 shares of common stock, or approximately 50.3% of the outstanding shares of our common stock, assuming exercise or conversion of all options, warrants and convertible debentures held by our executive officers and members of our board that are exercisable within 60 days of February 28, 2005. Assuming the conversion of the Senior Notes into 3,636,353 shares, our executive officers and members of our board as of February 28, 2005, would beneficially own 41.8% of the outstanding shares of our common stock. Accordingly, these stockholders have the power to control all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

      The loss of our executive officers, significant employees or certain members of our management could adversely impact our operations.

      Our success is substantially dependent upon the efforts and skills of Mark Newburg, a member of our board of directors and Douglas H. Caszatt, our Acting Chief Financial Officer, Secretary and Controller. We have entered into a consulting agreement with Mr. Newburg and employment agreements with Mr. Caszatt and other executive officers and significant employees. However, if we were to lose the services rendered by any of our executive officers or significant employees, key management, product development and sales functions could be adversely affected. In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need. An inability to hire and retain quality employees could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR INDUSTRY

      We face intense competition from companies with longer operating histories, greater resources and more established brand names that could use such advantages to lower our market share and reduce our revenues.

      There is significant competition in the shuffler market, where we compete with established companies and other entities, most of which possess substantially greater resources than we do. Almost all of the companies with which we compete in the shuffler market are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than we now have, or will have in the foreseeable future. It is also likely that other competitors will emerge in the near future. Other companies may develop products competitive to our SecureDrop(R) System. We may not be able to compete successfully with other established gaming product manufacturers. Our inability to compete successfully will likely result in loss of market share and lower revenues, or increases in operating costs, such as marketing costs.

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

      We design and manufacture products and concepts solely for the gaming industry and depend almost exclusively on our ability to generate revenues from the rental or sale of our products to customers in the gaming industry. The economic health of the gaming industry, and, therefore, our revenues, are affected by a number of factors beyond our control, including:

      o general economic conditions, such as recession, inflation, business cycle fluctuations and interest rates;

      o     levels of disposable income of gaming property patrons;

      o     acts of terrorism and anti-terrorism efforts;

      o increased transportation costs resulting in decreased travel by gaming patrons;

      o     changes or proposed changes in tax laws;

      o legal and regulatory issues affecting the development, operation and licensing of our gaming customers; and

      o     competitive conditions in the gaming industry.

      These factors may adversely impact the demand for our products and materially affect the revenues that we realize on the sale or placement of our products.

RISKS RELATED TO OUR COMMON STOCK

      Our common stock is thinly traded, so our stockholders may have difficulty in trading large amounts of stock or may lose the total value of their investment.

      There had been no trading market for our common stock until September 10, 2003, when our common stock became eligible for quotation on the OTC Bulletin Board. It was not until May 4, 2004, that our common stock began trading on AMEX. Due to the limited trading volume of our common stock, an active trading and/or a liquid market may be difficult to sustain. Moreover, in the event that we are unable to continue as a going concern and we are dissolved or otherwise terminated, you could lose your entire investment in our common stock. Investment in our common stock is at risk of complete loss if our operations are unsuccessful.

      Investors seeking guaranteed dividend-paying investments should not invest in our common stock.

      Our operations may not become profitable. If we become profitable, we intend to use any earnings that may be generated to finance the growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant. We also have substantial restrictions on the ability to pay dividends under our covenants in our Senior Notes. Accordingly, stockholders may have to sell some or all of their common stock in order to generate cash flow from their investment. Stockholders may not realize a gain on their investment, and they may lose all or a significant amount of their investment when they sell their common stock.

      If we are unable to generate sufficient revenue to provide the cash required to fund our operations in the future, we may be required to issue additional equity or convertible debt securities to provide our operations with additional working capital, which, in turn, will have the effect of diluting the relative ownership of our existing stockholders.

      We have supplemented the cash deficit arising from our operations with the proceeds from the Senior Notes, and will, if necessary, continue to supplement with cash from private or public placements of debt or equity, institutional or other lending sources. Although we have also utilized convertible debt securities and warrants to raise capital in the past, we are limited under the terms and conditions of the Senior Notes to incur additional debt. The issuance of additional equity or convertible debt securities will have the effect of reducing the percentage ownership of our current stockholders. In addition, these equity or convertible debt securities may have additional rights, preferences or privileges to those of our common stock, such as registration rights and preferences in liquidation. In the event we are required to raise additional funds to support our operations, additional funds may not be available on terms favorable to our company, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our operations or otherwise continue as a going concern.

      Shares eligible for sale in the near future may cause the market price for our common stock to decline.

      In addition to the number of shares registered on behalf of investors who purchased the Senior Notes and excluding the shares held by our executive officers and directors, as of February 28, 2005, we have approximately 9,530,970 shares of common stock that are either freely tradable pursuant to Rule 144(k) of the Securities Act of 1933, or the Securities Act, or have previously been registered by us through a registration statement filed with the SEC. As such, the future sale of a substantial number of shares of our common stock in market transactions, or the perception that these sales could occur, may depress the market price for our common stock. These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future.

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

ITEM 7. FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheets at December 31, 2004 and 2003

      Statements of Operations for the Years Ended December 31, 2004 and 2003

      Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2004 and 2003

      Statements of Cash Flows for the Years Ended December 31, 2004 and 2003

      Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
VendingData Corporation

We have audited the balance sheets of VendingData Corporation as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of VendingData Corporation as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                             /s/
                             ---------------------------------------------------
                             Piercy Bowler Taylor & Kern
                             Certified Public Accountants and Business Advisors


Las Vegas, Nevada

                             VENDINGDATA CORPORATION

                                 Balance Sheets
                           December 31, 2004 and 2003

                                  ASSETS                                      2004             2003
                                                                          -----------      -----------
Current assets:
  Cash and cash equivalents                                               $   924,804      $11,526,664
  Current portion of accounts receivable, trade net of allowance for
    uncollectibles of $223,590 and 125,530                                  3,646,568        2,354,054
  Due from affiliate                                                           25,000           31,802
  Other receivables                                                            35,394           29,836
  Inventories                                                               6,462,626        4,150,414
  Prepaid expenses                                                             86,576           52,028
                                                                          -----------      -----------
                                                                           11,180,968       18,144,798

Equipment rented to customers, net of
  accumulated depreciation of $564,351 and $316,245                           400,594          608,555
Property and equipment, at cost, net of
  accumulated depreciation of $2,250,432 and $1,859,206                       923,459        1,063,951
Intangible assets, at cost, net of
  accumulated amortization of $438,488 and $288,203                         1,129,644        1,282,088
Due from affiliate                                                            118,800          118,800
Accounts receivable, trade, net of current portion,
  less unamortized discount                                                 1,264,914        1,140,984
Deferred expenses                                                             753,030          250,697
Deposits                                                                      980,216        1,284,827
Other assets                                                                                   265,478
                                                                          -----------      -----------
                                                                          $16,751,625      $24,160,178
                                                                          ===========      ===========

                             VENDINGDATA CORPORATION

                                 Balance Sheets
                           December 31, 2004 and 2003

                   LIABILITIES AND STOCKHOLDERS' EQUITY                                 2004               2003
                                                                                   ------------       ------------
Current liabilities:
  Leases payable, current portion                                                  $  1,941,445       $  2,237,073
  Accounts payable                                                                    1,240,677          1,727,460
  Accrued expenses                                                                      427,197            824,307
  Deferred revenues, current portion                                                    239,680            171,875
  Short-term debt                                                                       238,250            270,743
  Convertible debt, current portion                                                          --          2,368,077
  Customer deposits                                                                     193,615            178,805
                                                                                   ------------       ------------
                                                                                      4,280,864          7,778,340

Deferred revenues, net of current portion                                               198,585            219,890
Notes payable, net of current portion                                                 3,250,000
Leases payable, net of current portion                                                  893,244          1,916,723
                                                                                   ------------       ------------
                                                                                      8,622,693          9,914,953
                                                                                   ------------       ------------
Stockholders' equity:
 Preferred stock, $.001 par value, 10,000,000 shares authorized
  Common stock,
    $.001 par value, 25,000,000 shares authorized,
    17,199,558 and 16,765,580 share issued and outstanding                               17,200             16,766
 Additional paid-in capital                                                          59,843,273         58,810,806
 Deficit                                                                            (51,731,541)       (44,582,347)
                                                                                   ------------       ------------
                                                                                      8,128,932         14,245,225
                                                                                   ------------       ------------
                                                                                   $ 16,751,625       $ 24,160,178
                                                                                   ============       ============

                  See accompanying notes to financial statement

                             VENDINGDATA CORPORATION

                            Statements of Operations
                     Years Ended December 31, 2004 and 2003

                                                                     Year Ended December 31,
                                                                 -------------------------------
                                                                      2004               2003
                                                                 ------------       ------------
Sales                                                            $  4,699,235       $  5,667,247
Rental                                                                616,714          1,023,544
Other                                                                 171,162             20,128
                                                                 ------------       ------------
                                                                    5,487,111          6,710,919
                                                                 ------------       ------------
Operating expenses:
Cost of sales                                                       3,972,088          4,171,687
Selling, general and administrative                                 6,544,007          6,449,030
Research and development                                            1,184,621          1,010,558
                                                                 ------------       ------------
                                                                   11,700,716         11,631,275
                                                                 ------------       ------------

Loss from operations                                               (6,213,605)        (4,920,356)
                                                                 ------------       ------------

Interest expense, including $31,974 and $529,742 to related
parties                                                               935,589          2,891,733
                                                                 ------------       ------------

Net loss                                                         $ (7,149,194)      $ (7,812,089)
                                                                 ============       ============

 Basic loss per share                                            $      (0.42)      $      (0.96)
                                                                 ============       ============

 Weighted average shares outstanding                               17,187,961          8,134,173
                                                                 ============       ============

                 See accompanying notes to financial statements.

                             VENDINGDATA CORPORATION

                  Statements of Changes in Stockholders' Equity
                     Years Ended December 31, 2004 and 2003

                                             Common                     Additional
                                             Shares                      Paid-in               Accumulated
            Activity                  Stock         Dollars               Capital                Deficit               Total
---------------------------------- ------------------------------    ------------------    -------------------   ------------------
  Balances (deficiency),
  January 1, 2003                   7,625,814      $      7,626      $    26,719,980       $     (36,770,258)    $   (10,042,652)

  Stock issued for services            75,000                75              168,675                                     168,750

  Stock issued in public
  offering                          5,500,000              5,500          24,839,460                                  24,844,960

  Stock issued for conversion
  of debt                           3,564,766              3,565           6,512,147                                   6,515,712

  Exercise of warrants                                                        76,500                                      76,500

  Warrants issued for service                                                298,250                                     298,250

  Employee options issued                                                    195,794                                     195,794

  Net loss for 2003                                                                               (7,812,089)         (7,812,089)
                                   ----------      ------------      ---------------       -----------------     ---------------

  Balances, December 31, 2003      16,765,580             16,766          58,810,806             (44,582,347)         14,245,225

  Exercise of employee options          1,360                  2               2,380                                       2,382

  Stock issued for conversion
   of debt                            362,218                362             814,566                                     814,928

  Exercise of warrants                 70,400                 70                                                              70

  Repayment for Stock Issue
   Expenses                                                                   36,731                                      36,731

  Employee options issued                                                    178,790                                     178,790

     Net loss for 2004                                                                            (7,149,194)         (7,149,194)
                                   ----------      ------------      ---------------       -----------------     ---------------
  Balances, December 31, 2004      17,199,558      $     17,200      $    59,843,273       $     (51,731,541)    $     8,128,932
                                   ==========      ============      ===============       =================     ===============

                 See accompanying notes to financial statements.

                             VENDINGDATA CORPORATION

                            Statements of Cash Flows
                     Years Ended December 31, 2004 and 2003

                                                                      December 31,
                                                          -------------------------------
                                                               2004               2003
                                                          ------------       ------------

Net cash used in operating activities                     $(10,660,133)      $(11,731,150)
                                                          ------------       ------------

Cash flows from investing activities:
   Acquisition of property and equipment                      (271,261)          (939,376)
   Acquisition of intangible assets                             (4,900)          (526,167)
   Deposits                                                         --           (102,372)
                                                          ------------       ------------
Net cash used in investing activities                         (276,161)        (1,567,915)
                                                          ------------       ------------

Cash flows from financing activities:
   Reimbursement of offering expense                            36,731
   Proceeds from sale of stock, warrants and options             2,380         25,415,504
   Proceeds from capital leases financing                      723,839            989,820
   Repayment of capital leases                              (2,042,944)        (2,754,607)
   Proceeds from stockholder loans                                                700,000
   Repayment of stockholder loans                                              (1,310,000)
   Proceeds from convertible debt                            3,250,000         11,050,000
   Repayment of convertible and other debt                  (1,635,570)       (11,043,285)
                                                          ------------       ------------
  Net cash provided by financing activities                    334,434         23,047,432
                                                          ------------       ------------

Increase (decrease)  in cash and cash equivalents          (10,601,860)         9,748,367
Cash and cash equivalents, beginning of year                11,526,664          1,778,297
                                                          ------------       ------------
Cash and cash equivalents, end of year                    $    924,804       $ 11,526,664
                                                          ============       ============

                 See accompanying notes to financial statements.

                             VENDINGDATA CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1. Description of Business and Significant Accounting Policies

      VendingData Corporation (the "Company") is in the business of developing and distributing products related to the gaming industry. The Company's principal products are electronic card shuffling devices, an electronically identified coin collection bucket and collection cart for use with coin operated gaming and vending devices and a "softcount" collection system for control over soft currency from gaming and vending devices. The Company operates principally in the United States of America, however, a portion of its revenues are derived from sales to customers in foreign countries.

      Cash Equivalents

      All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.

      Estimates

      The preparation of the Company's financial statements requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes which estimates may require revision in future financial statements.

      Inventory

      Inventory is stated at the lower of cost, determined using the first in, first out method, or market. Inventory consisted of the following at December 31, 2004 and December 31, 2003

                                     December 31, 2004      December 31, 2003
                                     -----------------      -----------------
      Raw material .........             $2,616,731             $2,048,707
      Work in progress .....              1,391,467              2,089,387
      Finished goods .......              2,454,428                 12,320
                                         ----------             ----------
                                         $6,462,626             $4,150,414
                                         ==========             ==========

      Deposits

      The table below sets forth the details of the deposits as of December 31, 2004 and 2003:

      Item                          December 31, 2004       December 31, 2003
      ----------------------        -----------------       -----------------
      Rent                             $   42,968               $   42,968
      Leases                              509,968                  634,519
      Vendors                             281,763                  313,935
      Other                               145,517                  293,405
                                       ----------               ----------
                                       $  980,216               $1,284,827
                                       ==========               ==========

      Property and equipment

      Property and equipment (Note 3), including equipment rented to customers, is carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets of 3-5 years, which, in the case of leasehold improvements is limited to the life of the lease and renewal period, and renewal is intended.

      Intangible assets

      Patent and trademark costs (Note 4) are amortized using the straight-line method over an appropriate estimated useful life pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The Company currently amortizes these intangible assets on a straight-line basis over estimated useful lives of 10 years.

      Fair value of financial instruments

      The Company's financial instruments consist of cash and cash equivalents, accounts and loans receivable, and accounts payable and accruals. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities or interest yields that approximate market rates.

      Revenue recognition

      The Company recognizes revenue from the sale of its products upon shipment against valid customer contracts or purchase orders. Sales are recognized immediately when shufflers that are rented are converted to purchases or there is a long-term contract for new equipment depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 48 months. The extended warranties and maintenance components that are part of long-term sales contracts are unbundled and recognized as deferred revenue amortized over the remaining life of the sales agreement after the initial 90-day warranty period as required by the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The estimated useful life of the Company's shufflers and Deck Checkers(TM) is five years with proper maintenance; the life can be extended with the replacement of component parts. If the customer does not possess the required creditworthiness or an established payment history with the Company, the Company would then book the revenue as an installment sale and recognize it over time as payments are received. Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms. All rental contracts are cancelable upon 30-day written notice by the customer. Maintenance expense for rental units is recorded in the period it is incurred. Although sales are not generally made with a right to return, on occasion, usually associated with the performance warranty, sales returns and allowances are recorded after returned goods are received and inspected. The Company provides currently for estimated warranty repair costs associated with sales contracts. The Company offers maintenance contracts that are billed and recognized on a monthly basis.

      Advertising

      Advertising costs are charged to selling, general and administrative expenses when incurred and were $33,837 and $64,563 for the years ended December 31, 2004 and 2003, respectively.

      Stock-based compensation

      The Company currently has two stock option plans (Note 6). Effective as of January 1, 2003, management adopted the fair value recognition provisions of "SFAS" No. 123, Accounting for Stock-Based Compensation, under the prospective transition method of SFAS No. 148, Accounting for Stock-Based
Compensation-Transition and Disclosure.

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

      The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. No diluted loss per share is presented since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to the losses.

      Warranties

      As part of the normal sale of its products, the Company has provided its customers with product warranties. Management determines the warranty accrual on each sale based on known product failure rates of key components, historical experience, service staff costs and other variables that affect the liability. The following summarizes the accrual of product warranties that is recorded as accrued expenses in the accompanying balance sheets at December 31, 2004 and 2003.

                                                Year Ended December 31,
                                            -----------------------------
                                               2004                 2003
                                            --------             --------

      Opening balance                       $ 12,566             $ 10,151
      Accruals                                 5,068               29,804
      Payments                                (8,842)             (27,389)
                                            --------             --------
      Balance at end of year                $  8,792             $ 12,566
                                            ========             ========

Note 2. Segments

      The segments identified for geographic region-based enterprise-wide data are as follows:

                                 Year Ended                       Year Ended
                             December 31, 2004                December 31, 2003
                         --------------------------      --------------------------
                                          Long-lived                     Long-lived
                          Revenue          Assets          Revenue          Assets
                         ----------      ----------      ----------      ----------
      North America      $4,048,383      $2,643,866      $6,001,089      $2,613,111
      Asia                  962,775         530,025         261,360         310,046
      Europe                187,666              --         300,000              --
      South America              --              --         148,470              --
      Australia             288,287              --              --              --

      The Company's revenues distributed by product are as follows:

                    Twelve Months Ended                                           Twelve Months Ended
                     December 31, 2004                                             December 31, 2003
-------------------------------------------------------------    -------------------------------------------------------
     Shufflers          Deck Checkers(TM)      SecureDrop(R)         Shufflers     Deck Checkers(TM)     SecureDrop(R)
--------------------    -----------------    ----------------    ---------------   -----------------   -----------------
$     1,525,999         $    3,387,026       $       402,924     $    3,102,964     $    1,365,865     $     2,221,962

Note 3. Property and Equipment

      Property and equipment, excluding equipment rented to customers, consists of the following at December 31, 2004 and 2003:

                                                            December 31, 2004      December 31, 2003
                                                            -----------------      -----------------
      Equipment and vehicles, furniture and fixtures            $1,983,744            $1,851,244
      Tooling ......................................               768,280               697,304
      Leasehold improvements .......................               421,867               374,609
                                                                ----------            ----------
                                                                 3,173,891             2,923,157
      Less accumulated depreciation and amortization             2,250,432             1,859,206
                                                                ----------            ----------
                                                                $  923,459            $1,063,951
                                                                ==========            ==========

      A substantial portion of the Company's furniture and equipment are held under capital leases (Note 5).

Note 4. Intangible Assets

      The Company acquired the patent rights for the Deck Checker(TM) for $1,004,900 in 2003. The following table sets forth the estimated aggregate amortization of these and other intangible asset costs for the next five years:

                 ----                           --------
                 2005                           $156,813
                 2006                           $156,813
                 2007                           $156,813
                 2008                           $137,925
                 2009                           $130,185

Note 5. Convertible Debt with Warrants and Leases Payable

      As of December 31, 2004 and 2003, our long-term obligations consist of convertible debt with warrants and capital lease obligations as follows:

                                                                   December 31, 2004      December 31, 2003
                                                                   -----------------      -----------------
9.0% unsecured notes due August 15, 2007 with
    non-detachable warrants to purchase 1,500
    shares of common stock at $5.00 per share
    for each $25,000 of principal. As of
    February 15, 2005 these notes were
    exchanged for 10.0% secured, convertible
    notes as part of an aggragate $12,000,000
    convertible note offerings. The new notes
    are convertible at $1.65 per share of
    common stock for 50% of the note
    principal amount. ......................................       $       3,250,000      $

9.5% unsecured notes payable, convertible
    into common stock at $13.00 per share ..................                      --                  3,077

9.5% unsecured notes payable, convertible
    into common stock one year after issuance
    at $1.75 per share, with non-detachable
    warrants to purchase 2,500 shares at
    $1.75 for each $50,000 note ............................                      --              1,600,000

10% unsecured notes payable, maturing in
    2005, convertible into a maximum of
    333,334 shares of common stock beginning
    December 2004 until June 2005, at $2.25
    per share, with detachable warrants to
    purchase 6,000 shares of common stock at
    $2.25, for each $50,000 note ...........................                      --                390,000

10% unsecured notes payable due November 22,
    2003 with 15% of its then outstanding
    principal convertible into common stock
    at $2.25 per share, with detachable
    warrants to purchase 225,000 shares at
    $2.25 and with additional five-year
    warrants to purchase 50,000 shares of
    common stock at $2.25 per share for each
    $1,000,000 in principal that remains
    after November 22, 2003 ................................                      --                225,000

                                                                   -----------------      -----------------
10% unsecured note payable due November 20,
    2003 with 15% of its then outstanding
    principal convertible into shares of
    common stock at $2.25 per share and with
    additional five-year warrants to purchase
    50,000 shares of common stock at $2.25
    per share for each 30-day period that the
    note remains outstanding past November
    20, 2003. ..............................................                      --                150,000
                                                                   -----------------      -----------------
                                                                           3,250,000              2,368,077
Capitalized lease obligations for leased
    furniture, tooling and equipment(1)  net
    of deferred interest of $418,873 and
    $626,526 for December 2003 and December
    2002, respectively .....................................               2,834,689              4,153,796
                                                                   -----------------      -----------------
                                                                           6,084,689              6,521,873
Less current portion .......................................              (1,941,445)            (4,605,150)
                                                                   -----------------      -----------------
Long-term portion ..........................................       $       4,143,244      $       1,916,723
                                                                   =================      =================

(1) The $3,250,000 notes with non-detachable warrants were converted to 10% convertible notes as part of the companies note offering in February 2005.Interest of $61,705 is payable on the original notes through the conversion date of February 15, 2005.

(2) The Company has entered into certain sale-leaseback transactions primarily for assets rented to, or intended to be rented to, customers, under operating leases. Since the leases contained effective mandatory buyback provisions resulting in the Company retaining rights to use these assets in its business for their remaining useful lives, no gain or loss was recognized on the sale-leaseback transactions pursuant to paragraph 17 of the Statements of Financial Accounting Standards ("SFAS") No. 28 Accounting for Sales with Leasebacks. The amortization of the assets recorded as capital leases is included with depreciation. The effective annual interest rates implicit in the capital leases range from 25% to 28%. The terms of the leases range from 36 months to 39 months.

      Scheduled maturities of these obligations as of December 31, 2004 and 2003, are summarized as follows:

                                                                               Notes Payable
                                                                                    With
                                                                               Non-Detachable
                  December 31, 2004                Leases Payable(1)             Warrants (2)                   Total
                  -----------------                -----------------           --------------               -----------
Due during the year ending December 31:
     2005 .............................               $ 2,145,683                         --                $ 2,145,683
     2006 .............................                   523,078                         --                    523,078
     2007 .............................                   363,089                $ 3,311,705                  3,674,794
     2008 .............................                    76,500                         --                     76,500
                                                      -----------                -----------                -----------
Minimum future lease payments .........                 3,108,350                  3,331,705                  6,420,055
   Less interest component ............                  (273,661)                   (61,705)                  (335,367)
                                                      -----------                -----------                -----------
                                                        2,834,689                  3,250,000                  6,084,689
Less current portion ..................                (1,941,445)                (1,941,445)
                                                      -----------                -----------                -----------
Long-term portion .....................               $   893,244                $ 3,250,000                $ 4,143,244
                                                      ===========                ===========                ===========

                                                                                 Convertible
                  December 31, 2003                 Leases Payable              Notes Payable                  Total
                  -----------------                -----------------           --------------               -----------
                  -----------------
Due during the year ending December 31:
     2004 .............................               $ 2,751,848                $ 2,368,077                $ 5,119,925
     2005 .............................                 1,826,957                         --                  1,826,957
     2006 .............................                   204,352                         --                    204,352
     2007 .............................                     7,977                         --                      7,977
                                                      -----------                -----------                -----------
Minimum future lease payments .........                 4,791,134                  2,368,077                  7,159,211
   Less interest component ............                  (637,338)                        --                   (637,338)
                                                      -----------                -----------                -----------
                                                        4,153,796                  2,368,077                  6,521,873
Less current portion ..................                (2,237,073)                (2,368,077)                (4,605,150)
                                                      -----------                -----------                -----------
Long-term portion .....................               $ 1,916,723                $        --                $ 1,916,723
                                                      ===========                ===========                ===========

----------

Note 6. Stockholders' Equity

      Public Offering. The Company successfully completed a public offering in December 2003 of 5.5 million shares of common stock at $5 per share. The gross proceeds was $27.5 million with net proceeds after commissions and offering costs deducted from proceeds was $24.8 million

      Stock Options. The Company has an aggregate of 6,000 options to purchase common stock at $1.69 per share, 667 options at $2.25 per share, 903 options at $1.66 per share, 5,333 options at $1.72 per share, 621,800 options at $1.75 per share, 10,000 options at $2.49 per share, 962,000 options at $2.50 per share, 15,000 options at $3.60 per share, 82,600 options at $3.63 per share, 25,000 options at $3.75 per share, 15,000 options at $3.85 per share, 52,350 options at $3.90 per share, 75,000 options at $3.98 per share, 5,000 options at $6.00 per share, 110,000 options at $7.50 per share, 72,500 options at $12.50 per share, 98,840 options at $13.00 per share and 100 options at $15.00 per share outstanding at December 31, 2004.

      The following is a summary of transactions involving stock options:

                                                                     Range of
                                             Shares              Exercise Prices    Average Price
                                             ------              ---------------    -------------
         Balance             12/31/00         253,320            $5.00 - $15.00          $10.00

            Granted                           652,150            $1.75-$13.00             $4.20
            Cancelled                          70,800            $5.00-$15.00             $5.75
         Balance             12/31/01         834,670            $5.00-$15.00             $5.40

            Granted                           117,550            $1.75-$13.00             $3.80
            Cancelled                          25,450            $7.50-$13.00             $9.68
         Balance             12/31/02         926,770            $1.75-$15.00             $5.09

              Granted                       1,246,850            $1.75-$3.90              $2.60
              Cancelled                        66,490            $1.75-$13.00             $8.47
         Balance             12/31/03       2,107,130            $1.75-$15.00             $3.51

              Granted                         319,836            $1.66-$3.98              $2.63
              Cancelled                       238,540            $1.75-$13.00             $5.77
         Balance             12/31/04       2,188,426            $1.69-$15.00             $4.97

      The weighted average fair value at the date of grant for options granted during 2004 and 2003 as described above were $0.77 in 2004 and $0.16 per share in 2003. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

                                                     2004             2003
                                                     ----             ----
      Market value...........................    $1.69-$3.98      $2.25-$3.90
      Expected life in years.................       3 to 6           3 to 6
      Interest rate..........................       1.95%             2-3%
      Volatility.............................      10%-70%             1%
      Dividend yield.........................       0.00%            0.00%

      The impact of the adoption of the fair value method of accounting for stock-based compensation was an increase to stock-based compensation expense included in selling, general and administrative expenses of approximately $90,075 for the twelve-month period ended December 31, 2004. As a result of adopting SFAS No. 123 under the prospective transition method of SFAS No. 148, prior periods have not been restated to reflect the impact of the fair value method.

      Warrants. The Company has outstanding an aggregate of 10,000 warrants to purchase common stock at $13.00 per share, 240,000 warrants to purchase common stock at $1.75 per share, 195,000 warrants to purchase common stock at $5.00 per share, 150,000 warrants to purchase common stock at $2.50 per share and 1,900,000 warrants to purchase common stock at $2.25 per share, 45,000 warrants to purchase common stock at $50.00 per share outstanding at December 31, 2004. As of December 31, 2004, there were options and warrants outstanding to purchase a total of 4,726,856 shares of common stock with a weighted average exercise price of $3.39 per share.

Note 7. Income Taxes

      At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $51,000,000 that may be offset against future taxable income. These operating loss carryforwards expire in the years 2010 through 2024. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carryforwards are effectively offset by a valuation allowance of the same amount as a result of significant uncertainties as to their realizability in the future.

         The reconciliation of the effective tax rate to the statutory rates is as follows:

                                      December 31,
                  ------------------------------------------------------
                           2004                         2003
                  ------------------------   --------------------------
                      Amount         %           Amount            %
                  ---------------  -------    -------------     --------

Income tax
  benefit at
  statutory
  rate of 34%...  $   2,430,726        34%    $   2,656,110          34%
Effect of
  permanent
  differences           (26,640)                    (23,020)
Valuation
  allowance.....     (2,404,086)       34%       (2,633,090)        34%

Net deferred tax
  assets..........            --         0%              --          0%
                  --------------               ------------
                  $           --               $         --
                  ==============               =============

      Deferred tax assets (liabilities) are comprised of the following at December 31, 2004 and 2003:

                                                       December 31,
                                          -------------------------------------
                                                2004                 2003
                                          ---------------      ----------------
      Operating loss carry forwards.......$    17,404,000      $    14,885,000
      Accrued vacation                             45,000               54,000
      Deferred rent                                22,000               33,000
      Allowance for uncollectibles                 76,000
      Depreciation                                (57,000)             (12,000)
      Less valuation allowance............    (17,490,000)         (14,960,000)
                                          ---------------      ----------------
                                          $            --      $            --
                                          ===============      ================

Note 8. Related Party Transactions

      The Company had an employment agreement with its former chief executive officer, effective January 1, 2000, that provides for annual compensation of $284,000 through December 31, 2004, at which time the compensation is to be renegotiated. The agreement also provided for the granting of 20,000 options ($12.50 per share) through 2002 based upon the Company meeting its goals provided by the Board of Directors. Options were granted in January 2001 for 20,000 shares pursuant to the contract at an exercise price of $7.50 per share. The Company extended the contract in June of 2003 for an additional five years which included a grant of 500,000 options at an exercise price of $2.50. The contract was terminated by mutual agreement on March 25, 2005.

      In connection with private placements and other transactions in 2002, 2001 and 1999, the Company issued 9.5% unsecured notes payable to certain directors, officers and controlling stockholders, all of which, as described in Note 5, were convertible into and issued together with warrants to purchase shares of the Company's common stock, in exchange for cash as follows:

                                                Year Ended December 31,
                                           ------------------------------------
                                                 2004                  2003
                                           ---------------      ---------------
Balance outstanding, beginning of ...      $     1,182,493      $     5,942,489
    year
Notes issued for cash ...............                   --              100,000
Repayments ..........................           (1,182,493)            (260,000)
Conversion ..........................                   --           (4,599,996)
                                           ---------------      ---------------
Balances outstanding, end of period .      $            --      $     1,182,493
                                           ===============      ===============
Convertible notes with attached .....      $            --      $     1,150,000
    warrants
Other notes payable .................                   --               32,493
                                           ---------------      ---------------
                                           $            --      $     1,182,493
                                           ===============      ===============

Related party interest expense for
    the year ........................      $        31,974      $       529,742
                                           ===============      ===============

      As of December 31, 2004, an officer and director of the Company had an outstanding balance due to the Company in an amount equal to $16,905.88 that was attributable to disbursements that were made on his behalf for personal expenses over the past six years. The officer and director has since resigned from the Company, and the Company has withheld payments in excess of the amount due. The net amount will be paid to the individual after completion of the reconciliation.

Note 9. Commitments and Contingencies

      Building Lease. The Company is obligated under a building lease agreement until December 31, 2006, with one (1) option to extend for a five-year period. The lease agreement provides for scheduled increases based, in part on the annual Consumer Price Index. The Company also leases office space in other locations including China and certain office equipment under operating leases. Rent expense was $601,754 and $418,210 for the years ended December 31, 2004 and 2003, respectively.

      Future minimum rentals, including escalation provisions as of December 31, 2004, under the leases are as follows:

      2005............................................     $         694,282
      2006............................................     $         695,493

      Legal Matters. On March 27, 2002, Shuffle Master, Inc. filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against the Company in the United States District Court, District of Nevada. The complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining the Company from infringing Shuffle Master, Inc.'s patents, an accounting of gains and profits that resulted from the alleged infringement, and for interest, costs and attorneys' fees. The Company has filed counterclaims seeking declaratory relief for invalidity of the patents and non-infringement. The Company cannot predict the likely outcome of this litigation. However, if there is an adverse result in this litigation, the Company believes there will be a material adverse effect.

      On October 5, 2004, Shuffle Master filed another patent infringement action against the Company in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL). The complaint alleges, among other things, claims for patent infringement and requests treble damages, and an injunction enjoining the Company from infringing Shuffle Master, Inc.'s patents. The United States District Court, District of Nevada, granted the Motion for Preliminary Injunction filed by Shuffle Master, Inc. On March 3, 2005, the Court of Appeals stayed the preliminary injunction granted by the United States District Court pending the disposition of our appeal. A Markman hearing is scheduled for May 16, 2005. The Company cannot predict the likely outcome of this litigation. However, if there is an adverse result in this litigation, the Company believes there will be a material adverse effect.

      Liquidity Issues. The Company's ability to maintain adequate liquidity may be dependent upon the success of management's plans to address and overcome prior operating losses. Management has developed and refined its 2005 operating plan to increase its sales by the rollout of new shuffler products and improving its sales efforts domestically and internationally. Management continues in its efforts to reduce operating costs through the transfer of manufacturing operations to China. Management has focused on financial condition and liquidity improvements through its capital raising efforts in 2004 and in the first quarter of 2005, resulting in an improved cash position. As a result of anticipated sales improvements and operating cost initiatives, management believes that the Company will begin to generate positive operating cash flow during the second half of 2005. The Company has received a one-year extension to a commitment for a $3.0 million lease line of credit from April 1, 2005 to March 31, 2006.

      Tax Audit. In early February 2004, the State of Nevada initiated a sales/use tax audit of Central and Madison Leasing. The Company has sold and leased back shufflers and Deck Checkers over the last five years. The auditor for the State of Nevada is trying to determine at what level a sale tax needs to be collected. The Company now collects from our customers in Nevada and remits to the State of Nevada. There is a possibility that if the State of Nevada determines that the sales of the products to the leasing company is the level at which sales/use tax should have been collected there would be a liability that would be passed to the Company from the leasing companies. The amount of this potential liability could range from a refund of $144,000 to the payment of sales/use tax with interest and penalties up to $500,000. A hearing is scheduled for the second quarter with the State of Nevada Department of Taxation. The Company is defending its position in this matter.

Note 10. Trade Receivables From Major Customers

      The Company is substantially dependent upon sales to a few major customers. During the year ended December 31, 2003, Caesars Entertainment, Inc. (formerly Park Place Entertainment Corporation) accounted for more than 10% of our revenues, During the year ended December 31, 2003, approximately 17.6% of trade receivables and 13.3% of total sales were concentrated in the Nevada gaming industry among five customers under the common ownership of Caesars Entertainment, Inc. We have no assurance that once acquired; Caesars Entertainment, Inc. will still purchase products from us.

      During the year ended December 31, 2004, we were heavily dependent on our distributor TCSJohnHuxley, ("TCS"), a U.K. based worldwide distributor of products to the gaming industry. TCS accounted for 58.4% of our accounts receivable at December 31, 2004and 35% of revenue during the year ended December 31, 2004. Any adverse changes in the financial condition of our major customers or those customers of TCS, any loss of major customers or those of TCS, or any meaningful reduction in the level of sales to any of those customers could have a materially adverse impact on the Company.

      The Company manages its concentrations of credit risk by evaluating the creditworthiness of customers before credit is extended and monitoring it thereafter. The maximum losses that the Company would incur if a customer failed to pay amounts owed would be limited to the recorded receivables after any allowances provided.

Note 11. Additional cash flow information

                                                                                December 31,
                                                                     -------------------------------
                                                                          2004               2003
                                                                     ------------       ------------
Net loss ......................................................      $ (7,149,194)      $ (7,812,089)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization .............................           776,390          1,194,842
    Amortization of deferred interest .........................           269,174            350,739
     Bad Debt Expense .........................................           177,706            140,504
     Other non-cash cost ......................................           193,461            115,890
Changes in assets and liabilities:
  Increase in accounts receivable .............................        (1,594,150)        (3,528,752)
  Decrease in other receivables ...............................             1,244              9,469
  Increase in due from affiliate ..............................                               (1,209)
  Increase in inventory .......................................        (2,312,212)        (2,300,362)
  (Increase) decrease in prepaid expenses .....................           (34,548)           184,551
  Decrease in other assets ....................................           266,143
  (Increase) decrease in deposits .............................           304,611           (313,936)
  Increase (decrease) in deferred expenses ....................          (786,178)             5,597
  Increase (decrease) in accounts payable .....................          (486,783)           311,573
  Decrease in accrued expenses ................................           (21,077)          (249,711)
  Increase (decrease) in accrued wages ........................          (172,735)            94,550
  Decrease in accrued interest ................................          (153,295)          (116,557)
  Increase in deferred revenues ...............................            46,500            391,765
  Increase (decrease)  in customer deposits ...................            14,810           (208,014)
                                                                     ------------       ------------
Net cash used in operating activities .........................      $(10,660,133)      $(11,731,150)
                                                                     ============       ============

Supplemental cash flow information:
  Cash paid for interest ......................................      $    611,629       $  1,636,512

Non-cash investing and financing activities:
  Loans converted into common stock ...........................      $    765,000       $  6,515,712
  Stock issued in exchange for consulting services ............      $         --       $    168,750
  Unpaid balance on purchase of intangible included in accounts
    payable ...................................................      $         --       $    500,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls. We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2003 fiscal year. This evaluation was done with the participation of our then chief executive officer and our then chief financial officer. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

      Conclusions. Based on this evaluation, we concluded at the end of 2003 that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

      (b) Changes in Disclosure Controls and Procedures. Although there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, we are continuously evaluating means of enhancing our internal controls. In 2004, the finance department undertook a review of internal control processes. A more comprehensive approach will be undertaken by our new management team in 2005.

ITEM 8B. OTHER INFORMATION

Not applicable.

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

ITEM 10. EXECUTIVE COMPENSATION

t 6 0 This information is incorporated by reference from our proxy statement to be filed with the Commission in connection with our Annual Meeting of Stockholders.

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

      (b) Reports on Form 8-K.

      During the twelve months ended December 31, 2004, Current Reports on Form 8-K were filed on the following dates: February 18, 2004, February 19, 2004, March 26, 2004, May 10, 2004, May 14, 2004, May 27, 2004, August 9, 2004,
September 22, 2004, September 24, 2004, October 25, 2004, October 26, 2004, November 15, 2004, December 1, 2004, December 7, 2004, December 9, 2004 and December 20, 2004.

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

                               VENDINGDATA CORPORATION


Date:  March 31, 2005          By:
                                     ------------------------------------------
                                     Mark R. Newburg, Executive Director,
                                       Principal Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                                   Date

/s/ Mark R. Newburg          Executive Director                              March 31, 2005
-------------------    (Principal Executive Officer)
 Mark R. Newburg

/s/ Douglas H. Caszatt
-------------------    Acting Chief Financial Officer and Controller   March 31, 2005
 Douglas H. Caszatt    (Principal Financial and Accounting Officer)

/s/ James E. Crabbe
--------------------   Chairman of the Board                           March 31, 2005
 James E. Crabbe

/s/ Ronald O. Keil
--------------------   Director                                        March 31, 2005
 Ronald O. Keil

/s/ Bob L. Smith
--------------------   Director                                        March 31, 2005
 Bob L. Smith

EXHIBIT INDEX

Exhibit
Number       Exhibit Description
------       -------------------

3.1 Amended and Restated Articles of Incorporation dated July 24, 2000, incorporated by reference from the registrant's Current Report on Form 8-K filed on July 28, 2000.

3.2 Amended and Restated Bylaws of the registrant dated November 13, 2002, incorporated by reference from the registrant's Current Report on Form 8-K filed on January 8, 2003.

3.3 Certificate of Change in Number of Authorized Shares filed on December 23, 2002 and effective January 3, 2003, incorporated by reference from the registrant's Current Report on Form 8-K filed on January 8, 2003.

4.1 Specimen certificate for Common Stock, incorporated by reference from the registrant's Registration Statement on Form SB-2 filed on July 16, 1997.

10.1 Shareholder Agreement dated December 14, 1998, by and between VendingData Corporation and Richard Huson, Bob Smith and Ron Keil, incorporated by reference from the registrant's Annual Report on Form 10-KSB filed on March 26, 1999.

10.2 Form of Warrant Associated with 9.5% Convertible Note Due 2004, incorporated by reference from the registrant's Quarterly Report on Form 10-QSB filed on May 17, 1999.

10.3 First Security Bank of Nevada Master Equipment Lease Agreement, incorporated by reference from the registrant's Quarterly Report on Form 10-QSB filed on August 13, 1999.

10.4 Lease Agreement dated August 19, 1999, by and between the registrant and Spencer Airport Center, LLC for 6830 Spencer incorporated by reference from the registrant's Quarterly Report on Form 10-QSB filed on November 15, 1999.

10.5 Durable Power of Attorney Granting Voting Rights of the registrant's Common Stock, incorporated by reference from the registrant's Quarterly Report on Form 10-QSB filed on November 15, 1999.

10.6 Employment Agreement of Steven J. Blad dated August 10, 1999, incorporated by reference from the registrant's Quarterly Report on Form 10-QSB filed on August 13, 1999.

10.7 Form of Employment Agreement, incorporated by reference from the registrant's Quarterly Report on Form 10-QSB filed on August 14, 2001.

10.8 First Amendment to Employment Agreement by and between the registrant and Steven J. Blad entered into on November 20, 2001, incorporated by reference from the registrant's Annual Report on Form 10-KSB filed on April 1, 2002.

10.9 Form of Indemnification Agreement, incorporated by reference from the registrant's quarterly report on 10-QSB/A filed on August 19, 2003.

10.10 Amended and Restated 1999 Stock Option Plan, incorporated by reference from the registrant's quarterly report on 10-QSB/A filed on August 19, 2003.

10.11 Form of First Amendment to Employment Agreement, incorporated by reference from the registrant's quarterly report on 10-QSB/A filed on August 19, 2003.

10.12 Second Amendment to Employment Agreement of Steven J. Blad, incorporated by reference from the registrant's quarterly report on 10-QSB/A filed on August 19, 2003.

Exhibit
Number       Exhibit Description
------       -------------------
10.13 Philadelphia Brokerage Corporation Warrant to Purchase 25,000 Shares of Common Stock, incorporated by reference from the registrant's quarterly report on 10-QSB/A filed on August 19, 2003.

10.14 Financial Advisor Agreement dated March 1, 2003, incorporated by reference from the registrant's registration statement on Form SB-2 filed on September 25, 2003.

10.15 Triage Capital Management LP Warrant to Purchase 50,000 Shares of Common Stock, incorporated by reference from the registrant's quarterly report on 10-QSB/A filed on August 19, 2003.

10.16 Mellon HBV SBV, LLC Warrant to Purchase Shares of Common Stock, incorporated by reference from the registrant's quarterly report on 10-QSB/A filed on August 19, 2003.

10.17 Letter Agreement with Industrial Research Limited, incorporated by reference from the registrant's registration statement on Form SB-2/A filed on December 10, 2003.

10.18 Amended and Restated 1999 Directors' Stock Option Plan, incorporated by reference from the registrant's registration statement on Form S-8 filed on September 10, 2003.

10.19 Form of Registration Rights Agreement by and between the registrant and Philadelphia Brokerage Corporation, incorporated by reference from the registrant's registration statement on Form SB-2 filed on September 25, 2003.

10.20 Form of Amended Escrow Agreement by and between the registrant and Wells Fargo Bank, incorporated by reference from the registrant's registration statement on Form SB-2/A filed on December 10, 2003.

10.21 Form of Lock-up, incorporated by reference from the registrant's registration statement on Form SB-2 filed on September 25, 2003.

10.22 Acquisition Agreement dated June 26, 2001, by and between the registrant and Technology Development Center, LLC, incorporated by reference from the registrant's current report on Form 8-K filed on June 29, 2001.

10.23 Form of Subscription Agreement, incorporated by reference from the registrant's registration statement on Form SB-2/A filed on December 10, 2003.

10.24 Consulting Agreement dated December 31, 2002, by and between the registrant and John J. Gerard, incorporated by reference from the registrant's registration statement on Form SB-2 filed on September 25, 2003.

10.25 First Amendment to Consulting Agreement dated March 31, 2003 by and between registrant and John J. Gerard, incorporated by reference from the registrant's registration statement on Form SB-2 filed on September 25, 2003.

10.26 Philadelphia Brokerage Corporation warrant to Purchase 75,000 Shares of Common Stock, incorporated by reference from the registrant's registration statement on Form SB-2 filed on September 25, 2003.

10.27 Distribution Agreement by and between the registrant and TCS Aces Pty Limited, incorporated by reference from the registrant's registration statement on Form SB-2/A filed on December 10, 2003.

10.28 Form of Placement Agent Agreement with Philadelphia Brokerage Corporation, incorporated by reference from the registrant's Current Report on Form 8-K filed on February 15, 2005.

Exhibit
Number       Exhibit Description
------       -------------------

10.29 Form of Subscription Agreement for 15% Senior Secured Notes due February 2008, incorporated by reference from the registrant's Current Report on Form 8-K filed on February 15, 2005.

10.30 Form of Promissory Note for 15% Senior Secured Notes due February 2008, incorporated by reference from the registrant's Current Report on Form 8-K filed on February 15, 2005.

10.31 Distribution Agreement by and between the registrant and Technical Casino Supplies Ltd, incorporated by reference from the registrant's Current Report on Form 8-K filed on February 15, 2005.

10.32 Form of Subscription Agreement for 15% Senior Secured Notes due March 2008, incorporated by reference from the registrant's Current Report on Form 8-K filed on March 16, 2005.

10.33 Form of Promissory Note for 15% Senior Secured Notes due March 2008, incorporated by reference from the registrant's Current Report on Form 8-K filed on March 16, 2005.

10.34 Form of Intercreditor Agreement, incorporated by reference from the registrant's Current Report on Form 8-K filed on March 16, 2005.

10.35 Form of Amended and Restated Security Agreement, incorporated by reference from the registrant's Current Report on Form 8-K filed on March 16, 2005.

10.36 Form of Amended and Restated Collateral Agent Agreement Agreement, incorporated by reference from the registrant's Current Report on Form 8-K filed on March 16, 2005.

14.1 Code of Ethics, incorporated by reference from the registrant's annual report on 10KSB filed March 30, 2004.

21.1        Subsidiaries of Registrant.

31.1 Certification of Mark R. Newburg under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Douglas H. Caszatt under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.