Form 10KSB/A
period 2004-12-31
VENDINGDATA CORP
filed 2005-05-02
CIK 1004673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2004
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number	000-25855
VendingData Corporation
(Name of small business issuer in its charter)
Nevada	91-1696010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6830 Spencer Street, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(702) 733-7195
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered

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
State the aggregate market value of voting stock held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $16,881,668 ($1.86 per share as of April 8, 2005).

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.001 par value	16,751,505 shares as of April 8, 2005
DOCUMENTS INCORPORATED BY REFERENCE
None.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE: VendingData Corporation, a Nevada corporation, is amending its Annual Report on Form 10-KSB, as originally filed with the Securities and Exchange Commission on March 31, 2005, for the purposes of: (1) indicating the date of the Report of Independent Registered Public Accounting Firm as February 18, 2005; (2) providing the information required by Part III of Form 10-KSB, as such information will not be incorporated by reference to a proxy statement for the company’s 2005 Annual Meeting of Stockholders filed with the Securities and Exchange Commission within 120 days after December 31, 2004; and (3) updating the Exhibit Index to include additional material agreements. This amendment does not include items from the original Form 10-KSB that are not being hereby amended.

PART II

ITEM 7.	FINANCIAL STATEMENTS

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
February 18, 2005

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following information is furnished with respect to each member of our board of directors, including our principal executive officer who is also a director. Each member of our board of directors serves a one year term until his successor is duly elected and appointed at our next annual meeting of stockholders. There are no family relationships between or among any of our directors.

Directors

Name	Age	Director Since	Position
Mark R. Newburg	50	2005	Executive Director (Principal Executive Officer)
James E. Crabbe	59	2000	Chairman of the Board of Directors
Ronald O. Keil	72	1998	Director
Bob L. Smith	67	1998	Vice-Chairman of the Board of Directors

Mark R. Newburg joined our board of directors as Executive Director in March 2005 and was appointed Treasurer in April, 2005. Mr. Newburg has also served as the president and chief executive officer and as a member of the board of directors of VirtGame Corp. since August 2004. Although Mr. Newburg oversees all aspects of our operations, Mr. Newburg will maintain his role with VirtGame Corp. until the second quarter of 2005, the expected time at which the company is to complete its acquisition by Progressive Gaming International Corporation. From March 2003 to November 2004, Mr. Newburg served as chief operating officer to Left Right Marketing Technologies, an internet retailing start-up in Las Vegas. From April 2002 to March 2003, Mr. Newburg was president and chief executive officer of C2Consulting Inc., a firm specializing in areas such as strategic planning, change management, organizational integration, international, and organizational alignment. From July 2001 to March 2002, Mr. Newburg served as president of Aristocrat Technologies Inc, an Australia based designer, builder and marketer of proprietary software and hardware to the international gaming market. Previously, Mr. Newburg had a 20 year career at NCR, a $5.9 billion provider of store automation, self-service, payment, and data-warehousing solution. Mr. Newburg earned his MBA from the University of Dayton in June 1985, and dual undergraduate majors with a BS in both Accounting & Business Administration from the University of Findlay in June 1976.

James E. Crabbe became a member and Vice-Chairman of our board in May 2000 and was elected Chairman of our board in August 2001. Mr. Crabbe is currently engaged in the active management of his personal investment portfolio. He spent 34 years in the money management business. In 1980, he co-founded the Crabbe-Huson Group, Inc., an investment management company, of which he served as president, portfolio manager and analyst until his retirement in 2000. Mr. Crabbe earned his bachelor’s degree from the University of Oregon in 1967. He currently serves on the board of directors of Viewpoint Corporation, a publicly traded software company.

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

Bob L. Smith joined our board in May 1998 and served as Chairman of our board from April 1999 until August 2001, when he became Vice-Chairman of our board. Mr. Smith also serves as Chairman and Chief Executive Officer of VIP’s Industries, Inc., a company co-founded by Mr. Smith in 1968 that oversees restaurant, hotel and real estate development in five Western states. Mr. Smith serves on the Boards of Directors of Flying J., Inc., an integrated oil company, and Regency of Oregon (formerly Blue Cross and Blue Shield of Oregon), and previously served on the Boards of Directors of the Crabbe-Huson Funds, Inc., an investment management company, and Centennial Bank (now Umpqua Bank). Mr. Smith received a bachelor’s degree in Business Administration from the University of Oregon in 1962.

Significant Employees

Douglas H. Caszatt has been our Acting chief financial officer since May 2004, our secretary since November 2004 and our controller since December 2003. From 1984 to November 2003, Mr. Caszatt was employed by Alcoa Aluminum in multiple capacities, including plant controller, cost analyst and accounting manager, in the United States and overseas. Mr. Caszatt received a bachelor’s degree in business administration from Michigan State University in 1977.

Board of Directors and Committees of the Board

Our business affairs are conducted under the direction of our board of directors. The role of our board of directors is to effectively govern our affairs for the benefit of our stockholders and, to the extent appropriate under governing law, of other constituencies, which include our employees, customers, suppliers and creditors. Our board strives to ensure the success and continuity of our business through the selection of a qualified management team. It is also responsible for ensuring that our activities are conducted in a responsible ethical manner. Our board of directors has three standing committees, an audit committee and a nominating committee and has recently formed a compensation committee that will replace the executive committee.

Our board of directors met six times in 2004. All of the incumbent directors attended the meetings during the period for which they have been a director and the meetings held by committees of the board of directors on which they serve.

Audit Committee. The audit committee is comprised of Messrs. Keil and Smith. Mr. Keil serves as the audit committee chair. Our audit committee generally meets quarterly, and in 2004, our audit committee held seven meetings. As stated in the audit committee charter, our audit committee has the responsibility of selecting the firm that will serve as our independent public accountants, approving and reviewing the scope and results of the audit and any nonaudit services provided by the independent public accountants and meeting with our financial staff to review internal control, procedures and policies.

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

The members of our audit committee are independent, as independence for audit committee members is defined in Section 121A of the American Stock Exchange Company Guide. In addition, Messrs Keil and Smith both meet the definition of “financially sophisticated” as defined in Section 121B of the American Stock Exchange Company Guide.

Nominating Committee. In January 2004, our board of directors created a nominating committee and appointed Messrs. Keil and Smith to serve on the nominating committee. Mr. Smith serves as the nominating committee chair. The nominating committee is responsible for assisting our board of directors with respect to the appropriate size and composition of our board and monitoring and making recommendations regarding the performance of our board. In this regard, our nominating committee evaluates the qualifications of all proposed candidates for election to our board of directors, including capability, availability to serve, conflicts of interest and other relevant factors.

In 2004, our nominating committee held two meetings. The members of our nominating committee are independent, as independence for directors is defined in Section 121A of the American Stock Exchange Company Guide.

Compensation of Directors

Our non-employee members of our board of directors receive an initial grant of 1,000 options and an annual grant of 10,000 options on the date of the annual or special meeting of stockholders at which directors are elected. The exercise price shall be the then-current market price of our common stock. Our directors are not reimbursed for their expenses related to their services as directors or meeting attendance. Members of our board of directors that are employees do not receive compensation for their services as directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the Securities and Exchange Commission on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the Securities and Exchange Commission to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock are in compliance with Section 16(a) of the Exchange Act for the year ended December 31, 2004.

Code of Ethics

We have adopted a Code of Ethics that applies to our board of directors, chief executive officer, chief financial officer, controller and any other individual serving in similar capacities. The Code of Ethics is designed to serve as the foundation of our standards of behavior and to promote honest and ethical conduct, proper disclosure of financial information in our periodic reports, and compliance with applicable laws, rules, and regulations by our directors and senior officers who have operating and financial responsibilities. On April 28, 2005, our board amended and restated our Code of Ethics so that it now applies to all directors, officers and employees.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our chief executive officer and our other executive officers earning in excess of $100,000 for services rendered in all capacities during fiscal years ended December 31, 2004, 2003 and 2002. We provide certain perquisites and other personal benefits to some or all of our executives. The unreimbursed incremental cost to us of providing perquisites and other personal benefits did not exceed, as to any of the executives for any year, the lesser of $50,000 or 10% of the total salary and bonus paid to such executive for such year.

	Annual Compensation			Long -Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARs (#)	All Other Compen-sation ($)
Mark R. Newburg	2004	—	—	—	—
Executive Director	2003	—	—	—	—
(Principal Executive Officer)	2002	—	—	—	—

Steven J. Blad	2004	340,400	—	—	—
Chief Executive Officer,	2003	282,000	7,800	500,000	—
President and Director	2002	282,000	—	133,000	—

On March 25, 2005, Mr. Blad resigned as our Chief Executive Officer, as our President and as a member of our board of directors, and Mr. Newburg was appointed to our board of directors as Executive Director. In his role as Executive Director, Mr. Newburg oversees all aspects of our operations.

Option Grants In Last Fiscal Year

During the fiscal year ended December 31, 2004, we did not issue any stock options to the executive officers named in the above summary compensation table.

Aggregated Option/SAR Exercises In Last Fiscal Year and FY-End Option/SAR Values

The following table sets forth information regarding exercises of stock options and stock appreciation rights, or SARs, during the fiscal year ended December 31, 2004 made to the named executive officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs as of December 31, 2004 (#)		Value of Unexercised In-the-Money Options as of December 31, 2004 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Steven J. Blad	—	—	645,000	400,000	$180,000	$ 0

The values for “in-the-money” options held as of December 31, 2004 represent the positive spread between the respective exercise/base prices of outstanding options and the estimated fair market value of $2.20 as of December 31, 2004.

Employment Agreements

On March 25, 2005, we entered into a resignation agreement with Steven J. Blad in which we permitted Mr. Blad to resign as our Chief Executive Officer, as our President and as a member of our board of directors. In addition to the resignation agreement, we entered into a six-month consulting agreement with Mr. Blad for the purposes of, among other things, transitioning the administration of our manufacturing facilities in China and assisting with certain international sales matters. The consulting agreement provides for six equal payments of $16,666.66 and additional payments of up to $100,000 upon the satisfaction of certain milestones related to our manufacturing facilities in China. The consulting agreement also provides for a commission of up to 2.5% of the revenue received from sales by Technical Casino Supplies Ltd., an affiliate of TCSJohnHuxley, pursuant to the Distribution Agreement dated January 21, 2005. The consulting agreement may be terminated in advance of the six-month term upon the death, disability or incapacity of Mr. Blad, an uncured breach of the agreement by Mr. Blad, 30 day written notice from either party or any denial, revocation or suspension of a license, qualification or certificate of suitability to Mr. Blad by any gaming regulatory agency.

On February 4, 2005, we entered into a consulting agreement with Mark R. Newburg through which Mr. Newburg was to provide us with detailed independent analysis of our operational matters. Pursuant to the consulting agreement, we agreed to provide an initial payment of $20,000, provide monthly compensation of $10,000 beginning on March 1, 2005, $20,000 monthly effective April 1, 2005, and issued options to purchase 300,000 shares of common stock at an exercise price of $1.49 per share. Although Mr. Newburg was appointed to our board of directors as Executive Director on March 25, 2005 and oversees all aspects of our operations, Mr. Newburg will continue to be compensated pursuant to the terms of this consulting agreement. We will enter into a formal employment agreement with Mr. Newburg upon the conclusion of his employment with VirtGame Corp. On April 28, 2005, our Board of Directors, without Mr. Newburg participating, granted to Mr. Newburg an additional option to purchase 200,000 shares of our common stock at an exercise price of $1.85 per share.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We have two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan, through which 3,000,000 shares and 300,000 shares are authorized, respectively. Pursuant to our stock options plans, as of December 31, 2004, there were options outstanding to purchase 2,205,140 shares of our common stock with a weighted average exercise price per share of $3.48 and options remaining to purchase 1,093,500 shares of our common stock.

The following table sets forth certain information as of December 31, 2004 about our equity compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,205,140	$3.48	1,093,500
Equity compensation plans not approved by security holders	—	—	—
Total	2,205,140	$3.48	1,093,500

The first column reflects outstanding stock options to purchase 2,039,940 shares and 165,200 shares of common stock pursuant to our Amended and Restated 1999 Stock Option Plan and our Amended and Restated 1999 Directors’ Stock Option Plan, respectively, that have been approved by our stockholders.

The third column reflects 960,060 shares and 134,800 shares remaining for issuance under our Amended and Restated 1999 Stock Option Plan and our Amended and Restated 1999 Directors’ Stock Option Plan, respectively, that have been approved by our stockholders.

Beneficial Ownership

The table below sets forth the beneficial ownership of our common stock, as of April 8, 2005, by:

•	All of our directors and executive officers, individually;

•	All of our directors and executive officers, as a group; and

•	All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 16,751,505 shares of our common stock outstanding as of April 8, 2005, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of April 8, 2005 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o VendingData Corporation, 6830 Spencer Street, Las Vegas, Nevada 89119.

Name of Director or Executive Officer	Shares[1]		Percentage
James E. Crabbe	7,085,073	[2]	41.97%
Bob L. Smith	525,962	[3]	3.13%
Ronald O. Keil	233,654	[4]	1.39%
Mark R. Newburg	0		*
All directors and executive officers as a group (4 persons)	7,844,689	[5]	46.34%

Name and Address of 5% Holder
Leonid Frenkel c/o Triage Capital LF Group, LLC 401 City Avenue, Suite 800 Bala Cynwyd, Pennsylvania 19004	1,813,638	[6]	9.77%
LC Capital Master Fund LP c/o Lampe Conway & Co., LLC 680 5th Avenue, Suite 1201 New York, NY 10019	1,557,169	[7]	8.60%

* Denotes less than 1%.

1 Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

2 Includes 4,574,066 shares held directly by Mr. Crabbe, 50,600 shares issuable upon the exercise of stock options and 2,460,407 shares held by Mr. Crabbe, as Trustee of the James E. Crabbe Revocable Trust. Mr. Crabbe disclaims any ownership of any shares of common stock beneficially owned by Phileo Foundation, a charitable foundation of which Mr. Crabbe is a trustee and president, or by Yvonne M. Huson, or her related trusts, for which Mr. Crabbe formerly held voting power.

3 Includes 164,012 shares held directly by Mr. Smith, 230,162 shares held by VIP’s Industries, Inc., 62,288 shares held by I.C.D., 7,500 shares issuable upon the exercise of warrants, and 62,000 shares issuable upon the exercise of stock options.

4 Includes 177,654 shares held directly by Mr. Keil, 51,000 shares issuable upon the exercise of stock options, and 5,000 shares issuable upon the exercise of warrants.

5 Includes 7,668,589 shares issued directly, 163,600 shares issuable upon the exercise of stock options and 12,500 shares issuable upon the exercise of warrants.

6 Based on a Form 4 filed on April 8, 2005 and information provided, includes shares beneficially owned by Triage Offshore Fund, Ltd. issuable upon the conversion of notes into 1,061,368 shares and the exercise of warrants into 180,000 shares; shares beneficially owned by Triage Capital Management B LP issuable upon the conversion of notes into 128,029 shares and the exercise of warrants into 180,000 shares; shares beneficially owned by Triage Capital Management LP issuable upon the conversion of notes into 98,484 shares and the exercise of warrants into 90,000 shares; and shares beneficially owned by Periscope Partners LP issuable upon the conversion of notes into 75,757 shares.

7 Based on information provided, includes 25,500 shares issued directly, 360,000 shares issuable upon the exercise of warrants and 984,848 shares issuable upon the conversion of convertible notes.

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

With the approval of the board, certain members of the board, or entities controlled by these board members, participated in our private placement of convertible notes. The convertible notes and warrants issued to these related parties are as follows:

•	$3,949,996.05 convertible note and warrants to purchase 197,500 shares of our common stock to the James E. Crabbe Revocable Trust;

•	$99,999.90 convertible note and warrants to purchase 5,000 shares of our common stock to Ronald O. Keil;

•	$49,999.95 convertible note and warrant to purchase 2,500 shares of our common stock purchased by VIP’s Industries, Inc., an entity controlled by Bob L. Smith, our Vice Chairman; and

•	$99,999.90 convertible note and warrants to purchase 5,000 shares of our common stock purchased by I.C.D., Inc., an entity controlled by Bob L. Smith, our Vice Chairman.

These related parties either agreed to cancel prior indebtedness or tender additional funds in exchange for their convertible notes and warrants. In conjunction with the consummation of a public offering on December 18, 2003, all of the outstanding convertible notes and outstanding interest were converted into shares of our common stock and cancelled.

Travel and Other Advances

Prior to the effective date of the Sarbanes-Oxley Act on July 30, 2002, we routinely advanced funds to management personnel for travel and other corporate expenses related to our business. In addition, Steven J. Blad, our former president and chief executive officer, from time to time used his personal funds and personal credit cards to advance costs on behalf of our employees and business needs. As a result of an internal review in 2002, we have determined that after netting advances to Mr. Blad against amounts advanced by Mr. Blad personally on our behalf, a receivable from Mr. Blad remains due to us arising out of pre-July 30, 2002 advances in the amount of $31,116. Mr. Blad believes that certain credits due to him were not fully reflected. Our audit committee directed an internal audit and accounting of these matters so that an amount receivable can be confirmed, and Mr. Blad will be required to repay such receivable in a period of not less than twelve months. In March 2005, our Audit Committee concluded that Mr. Blad should reimburse us approximately $16,000 arising out of the foregoing. Mr. Blad continues to disagree with this conclusion. We also determined that a net amount of approximately $5,039 was advanced to Mr. Blad after July 30, 2002 that was not limited to business purposes. Through the issuance of a bonus to Mr. Blad, Mr. Blad repaid $5,039 to us.

Phileo Foundation

In 2002, the Phileo Foundation, a charitable foundation of which Mr. Crabbe, the chairman of our board, and his two sons, Michael Crabbe and James Crabbe, Jr., are the trustees, made a series of short-term loans in the aggregate principal amount of $400,000 at a 9.5% interest rate to us. In December 2002, Mr. Crabbe informed our board that the Phileo Foundation had desired for the loans to be converted into shares of our common stock at $1.75 per share pursuant to our 2002 convertible debt program. Because an insufficient number of shares reserved for conversion remained at the time the Phileo Foundation made its intent known to us, the loans in the amount of $400,000 were not converted into shares of our common stock at that time. In July 2003, the board members, other than Mr. Crabbe who recused himself, voted to grant the Phileo Foundation the right to convert the loans in the amount of $400,000 and all accrued interest into shares of our common stock at $2.25 per share, which is the most recent price at which we had granted to other investors for the conversion of debt or exercise of warrants. On December 18, 2003, upon the consummation of our public offering, we converted the outstanding principal and interest owed to the Phileo Foundation into 205,875 shares of common stock.

Private Placement of 10% Senior Secured Convertible Notes

Through our private placement of 10% senior secured convertible notes in February 2005 and March 2005 in the aggregate principal amount of $12,000,000, we received subscriptions from and issued notes to LC Capital Master Fund LP and affiliates of Leonid Frenkel. Each note provides for the one-time right to convert up to one-half of the outstanding principal owed on the note into shares of common stock at a rate of $1.65 per share. The following table identifies the notes issued to LC Capital Master Fund LP and affiliates of Leonid Frenkel and the maximum number of shares issuable under such notes.

Name	Amount of Note ($)	Conversion Shares (Maximum)
LC Capital Master Fund LP	1,500,000	454,545
LC Capital Master Fund LP	1,750,000	530,303
Triage Capital Management B, LP	422,500	128,029
Triage Capital Management LP	325,000	98,484
Triage Offshore Fund Ltd	3,502,500	1,061,363
Periscope Partners LP	250,000	75,757

The rights and obligations of the subscribers of our 10% senior secured convertible notes in February 2005 and March 2005 are governed by a collateral agent agreement, security agreement and intercreditor agreement. For additional information, see our Current Reports on Form 8-K filed on February 15, 2005 and March 16, 2005.

Transactions Involving Leonid Frenkel and his Affiliates

Through the filing of a Schedule 13G on October 1, 2004, Triage Management L.P. and Leonid Frenkel first reported their beneficial ownership of more than 5% our outstanding shares of common stock. In addition to the subscription of 10% senior secured convertible notes described above, we entered into a repurchase agreement with Leonid Frenkel, Triage Capital Management B, LP, Triage Capital Management LP, Triage Offshore Fund Ltd and Periscope Partners LP whereby we repurchased an aggregate of 448,053 shares of common stock in exchange for warrants to purchase an aggregate of 448,053 shares of common stock with an exercise price of $.01 per share. The repurchased shares have been classified as treasury shares. For additional information, see our Current Report on Form 8-K filed on April 14, 2005.

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

Indemnification Agreements

In June 2003, July 2003, April 2004, and April 2005 we entered into indemnification agreements with members of our board of directors and certain of significant and other employees in which we agreed to hold harmless and indemnify such directors, officers and employees to the fullest extent authorized under Nevada law, and to pay any and all related expenses reasonably incurred by the indemnitee. The relevant members of our board of directors are James E. Crabbe, Ronald O. Keil, Mark R. Newburg and Bob L. Smith. The relevant significant and other employees are: Tyson K. Adams, Senior Development Engineer; D. Dean Barnett, Vice President of Sales; Douglas H. Caszatt, Acting Chief Executive Officer, Secretary and Controller; Joseph D. Corradino, Director of Sales/Table Games; Kenneth R. Dickinson, Senior Vice President of Product Development; Lynn C. Hessing, Director of Engineering; Robert G. Pietrosanto, Senior Vice President of Sales; William B. Roquemore, Vice President of Manufacturing and our former executive officer and director, Steven Blad.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Piercy Bowler Taylor & Kern, Certified Public Accountants, Las Vegas, Nevada, or PBTK, served as our independent public accountants and auditors for fiscal years ended December 31, 2004 and 2003.

Our board is responsible for pre-approving all audit and permissible non-audit services provided by our independent auditor, PBTK, with certain limited exceptions. Our board of directors has concluded that the non-audit services provided by PBTK are compatible with maintaining auditor independence. In 2004 and 2003, no fees were paid to PBTK pursuant to the “de minimus” exception to the pre-approval policy permitted under the Securities Exchange Act of 1934, as amended.

For the fiscal years ended December 31, 2004 and 2003, the fees for services billed by PBTK were as follows:

	2004	2003
Audit fees	$98,547	$112,058
Audit-related fees	4,923	0
Tax fees	21,970	0
All other fees	2,300	53,197
	$127,740	$165,255

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

All other fees generally included fees related to miscellaneous, non-recurring engagements.  In 2003 other fees billed by PBTK represented consulting fees for the review of our Registration Statement on Form SB-2 (File No. 333-109115). In 2004 other fees billed by PBTK represented research related to Generally Accepted Accounting Principles.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

VENDINGDATA CORPORATION

Date: April 29, 2005	By:	/s/ Mark R. Newburg
Mark R. Newburg, Executive Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark R. Newburg	Executive Director	April 29, 2005
Mark R. Newburg	(Principal Executive Officer)

/s/ Douglas H. Caszatt	Acting Chief Financial Officer and Controller	April 29, 2005
Douglas H. Caszatt	(Principal Financial and Accounting Officer)

/s/ James E. Crabbe	Chairman of the Board of Directors	April 29, 2005
James E. Crabbe

/s/ Ronald O. Keil	Director	April 29, 2005
Ronald O. Keil

/s/ Bob L. Smith	Director	April 29, 2005
Bob L. Smith

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Page
3.1	Amended and Restated Articles of Incorporation dated July 24, 2000, incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 28, 2000.	--
3.2	Amended and Restated Bylaws of the registrant dated November 13, 2002, incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 8, 2003.	--
3.3	Certificate of Change in Number of Authorized Shares filed on December 23, 2002 and effective January 3, 2003, incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 8, 2003.	--
4.1	Specimen certificate for Common Stock, incorporated by reference from the registrant’s Registration Statement on Form SB-2 filed on July 16, 1997.	--
10.1	Shareholder Agreement dated December 14, 1998, by and between VendingData Corporation and Richard Huson, Bob Smith and Ron Keil, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 26, 1999.	--
10.2	Form of Warrant Associated with 9.5% Convertible Note Due 2004, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on May 17, 1999.	--
10.3	First Security Bank of Nevada Master Equipment Lease Agreement, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on August 13, 1999.	--
10.4	Lease Agreement dated August 19, 1999, by and between the registrant and Spencer Airport Center, LLC for 6830 Spencer incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on November 15, 1999.	--
10.5	Durable Power of Attorney Granting Voting Rights of the registrant’s Common Stock, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on November 15, 1999.	--
10.6	Employment Agreement of Steven J. Blad dated August 10, 1999, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on August 13, 1999.	--
10.7	Form of Employment Agreement, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2001.	--
10.8	First Amendment to Employment Agreement by and between the registrant and Steven J. Blad entered into on November 20, 2001, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on April 1, 2002.	--
10.9	Form of Indemnification Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.	--
10.10	Amended and Restated 1999 Stock Option Plan, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.	--
10.11	Form of First Amendment to Employment Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.	--
10.12	Second Amendment to Employment Agreement of Steven J. Blad, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.	--

Exhibit Number	Exhibit Description	Page
10.13	Philadelphia Brokerage Corporation Warrant to Purchase 25,000 Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.	--
10.14	Financial Advisor Agreement dated March 1, 2003, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.	--
10.15	Triage Capital Management LP Warrant to Purchase 50,000 Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.	--
10.16	Mellon HBV SBV, LLC Warrant to Purchase Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.	--
10.17	Letter Agreement with Industrial Research Limited, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.	--
10.18	Amended and Restated 1999 Directors’ Stock Option Plan, incorporated by reference from the registrant’s registration statement on Form S-8 filed on September 10, 2003.	--
10.19	Form of Registration Rights Agreement by and between the registrant and Philadelphia Brokerage Corporation, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.	--
10.20	Form of Amended Escrow Agreement by and between the registrant and Wells Fargo Bank, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.	--
10.21	Form of Lock-up, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.	--
10.22	Acquisition Agreement dated June 26, 2001, by and between the registrant and Technology Development Center, LLC, incorporated by reference from the registrant’s current report on Form 8-K filed on June 29, 2001.	--
10.23	Form of Subscription Agreement, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.	--
10.24	Consulting Agreement dated December 31, 2002, by and between the registrant and John J. Gerard, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.	--
10.25	First Amendment to Consulting Agreement dated March 31, 2003 by and between registrant and John J. Gerard, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.	--
10.26	Philadelphia Brokerage Corporation warrant to Purchase 75,000 Shares of Common Stock, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.	--
10.27	Distribution Agreement by and between the registrant and TCS Aces Pty Limited, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.	--
10.28	First Amendment to Directors’ 1999 Stock Option Plan, incorporated by reference from the registrant’s Schedule 14A filed on September 3, 2004.	--
10.29	First Amendment to the Amended and Restated 1999 Stock Option Plan, incorporated by reference from the registrant’s Schedule 14A filed on September 3, 2004.	--

Exhibit Number	Exhibit Description	Page
10.30	Form of Placement Agent Agreement with Philadelphia Brokerage Corporation, incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 15, 2005.	--
10.31	Form of Subscription Agreement for 10% Senior Secured Notes due February 2008, incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 15, 2005.	--
10.32	Form of Promissory Note for 10% Senior Secured Notes due February 2008, incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 15, 2005.	--
10.33	Distribution Agreement between TCS John Huxley and VendingData Corporation dated January 21, 2005, incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 15, 2005.	--
10.34	Form of Subscription Agreement for 10% Senior Secured Notes due March 2008, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2005.	--
10.35	Form of Promissory Note for 10% Senior Secured Notes due March 2008, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2005.	--
10.36	Form of Intercreditor Agreement, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2005.	--
10.37	Form of Amended and Restated Security Agreement, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2005.	--
10.38	Form of Amended and Restated Collateral Agent Agreement, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2005.	--
10.39	Repurchase Agreement, incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 14, 2005.	--
10.40	Form of Warrant to Purchase Shares of Common Stock, incorporated by reference from the registrant’s Current Report on Form 8-K filed on April 14, 2005.	--
14.1	Code of Ethics, incorporated by reference from the registrant's annual report on 10-KSB filed March 30, 2004	--
14.2	Amended and Restated Code of Ethics.	23
21.1	Subsidiaries of Registrant, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 31, 2005.	--
31.1	Certification of Mark R. Newburg under Section 302 of the Sarbanes-Oxley Act of 2002.	29
31.2	Certification of Douglas H. Caszatt under Section 302 of the Sarbanes-Oxley Act of 2002.	30
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.	31