Form 10QSB
period 2005-03-31
VENDINGDATA CORP
filed 2005-05-16
CIK 1004673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,751,505 shares of common stock, $.001 par value, as of April 30, 2005

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

VENDINGDATA CORPORATION

FORM 10-QSB

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

VENDINGDATA CORPORATION

Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,266,975	$924,804
Restricted cash	2,250,000	—
Current portion of accounts receivable, trade, net of allowance for uncollectables of $223,590 and $223,590	3,550,659	3,646,568
Due from affiliate	9,150	25,000
Other receivables	182,083	35,394
Inventories	6,827,626	6,462,626
Prepaid expenses	142,333	86,576
	17,228,826	11,180,968

Equipment rented to customers, net of accumulated depreciation of $623,549 and $564,351	341,395	400,594
Property and equipment, net of accumulated depreciation of $2,323,169 and $2,250,432	847,615	923,459
Intangible assets, at cost, net of accumulated amortization of $477,692 and $438,488	1,090,441	1,129,644
Due from affiliate	—	118,800
Accounts receivable, trade, net of current portion, less unamortized discount	1,306,076	1,264,912
Deferred expenses	1,475,738	753,030
Deposits	1,203,659	980,216
	$23,493,750	$16,751,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of leases payable	$1,666,125	$1,941,445
Accounts payable	1,578,712	1,240,677
Accrued expenses	606,632	427,197
Deferred revenues, current portion	244,210	239,680
Short-term debt	238,250	238,250
Customer deposits	192,240	193,615
	4,526,169	4,280,864

Deferred revenues, net of current portion	183,574	198,585
Notes payable, net of current portion	12,000,000	3,250,000
Leases payable, net of current portion	650,750	893,244
	17,360,493	8,622,693
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 17,199,558 shares and 17,199,558 shares issued and outstanding	17,200	17,200
Additional paid-in capital	60,341,683	59,843,273
Deficit	(54,225,626)	(51,731,541)
	6,133,257	8,128,932
	$23,493,750	$16,751,625

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Operations

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004

Revenues:
Sales	$710,735	$993,054
Rental	121,340	211,063
Other	29,347	88,773
	861,422	1,292,890
Operating expenses:
Cost of sales	469,690	780,737
Selling, general and administrative	2,378,986	1,425,467
Research and development	190,009	278,753
	3,038,685	2,484,957
Loss from operations	(2,177,263)	(1,192,067)

Interest expense	316,822	277,145

Net loss	$(2,494,085)	$(1,469,212)

Basic loss per share	$(0.15)	$(0.09)

Weighted average shares outstanding	17,199,558	17,105,700

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Cash Flows

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004

Net cash used in operating activities	$(2,585,971)	$(3,415,833)

Cash flows from investing activities:
Acquisition of plant and equipment	1,350	(76,790)
Disposition of equipment produced for rental	—	183
Proceeds from sale of equipment	4,700	665
Increase in restricted cash	(2,250,000)	—

Net cash used in investing activities	(2,243,950)	(75,942)

Cash flows from financing activities:
Reimbursement of offering costs	—	36,731
Repayment of leases payable	(577,908)	(603,610)
Repayment of short-term debt	—	(34,393)
Proceeds from convertible debt	8,750,000	—
Repayment of convertible debt	—	(1,603,077)
Net cash provided by (used in) financing activities	8,172,092	(2,204,349)
Increase (decrease) in cash and cash equivalents	3,342,171	(5,696,124)
Cash and cash equivalents at beginning of period	924,804	11,526,664
Cash and cash equivalents at end of period	$4,266,975	$5,830,540

See accompanying notes to financial statements.

VENDINGDATA CORPORATION AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation

The accompanying unaudited financial statements of VendingData Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

The results of operations for the current period presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, as included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission from which the accompanying balance sheet information as of that date was derived. Certain reclassifications have been made to amounts presented in prior periods for comparability to the current period presentation.

Note 2—Segments

The segments identified for geographic region-based enterprise-wide data are as follows:

	Three Months Ended March 31,
	2005	2004
United States	$787,172	$1,044,556
Asia	—	38,334
Europe	49,500	210,000
South America	24,750	—

The Company’s revenues, depreciation and operating income distributed by product are as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues
Secure Drop®	$11,248	$195,533
Shuffler	507,549	457,275
Deck CheckerTM	313,278	551,309
Other	29,347	88,773
	$861,422	$1,292,890
Depreciation and amortization
Secure Drop®	$—	$—
Shuffler	49,969	55,562
Deck CheckerTM	9,229	6,660
Unallocated	107,098	162,594
	$166,296	$224,816
Operating income (loss)
Secure Drop®	$9,729	$91,564
Shuffler	375,172	103,579
Deck CheckerTM	269,669	414,006
Unallocated	(2,831,833)	(1,801,216)
	$(2,177,263)	$(1,192,067)

Note 3—Loss per Share (Basic and Diluted)

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to the existence of operating losses.

Note 4—New Debt Financing

In the three months ended March 31, 2005, the Company raised additional capital through private placements of 10% senior secured convertible notes in February 2005 and March 2005.

On February 15, 2005, the Company completed a private placement of 10% senior secured convertible notes (the “February Senior Notes”).  Through this private placement the Company issued February Senior Notes in the aggregate principal amount of $10,000,000 in exchange for the surrender of senior notes in the aggregate principal amount of $3,250,000 issued in August 2004 and gross cash proceeds of $6,750,000.  On March 14, 2005, the Company completed an additional private placement of 10% senior secured convertible notes (the “March Senior Notes”), where the Company issued March Senior Notes in the aggregate principal amount of $2,000,000.  The March Senior Notes were issued on a pari passu basis with the February Senior Notes and, as a result, are secured by a first priority security interest in our assets.  The February Senior Notes and the March Senior Notes require semi-annual payments of interest only, with the principal and any unpaid interest due at maturity.  Holders of the February Senior Notes and the March Senior Notes have a one-time right to convert up to 50% of the then outstanding principal into shares of common stock at a rate $1.65 per share.

Note 5—Options

The Company currently has two stock option plans. No stock-based employee compensation expense for stock options was reflected in net income for years prior to 2003, as all stock options granted under those plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The exercise price range is between $1.49 and $15 with a weighted average exercise price of $3.09. There were 2,574,222 options outstanding as of March 31, 2005.

Note 6—Liquidity Issues

The Company’s ability to maintain adequate liquidity may be dependent upon the success of management’s plans to address and overcome prior operating losses.  Management has developed and refined its 2005 operating plan to make efforts to increase its sales domestically and internationally, including by expanding its product line.  Increased sales in the year ended December 31, 2004, show evidence of improved acceptance of the Company’s product line.  Management has adopted a program to reduce operating costs through the transfer of manufacturing operations to China and by restructuring service functions to reduce labor and rental expense.  Management has focused on financial condition and liquidity improvements also through its capital-raising efforts in the three months ended March 31, 2005, including debt conversion, resulting in an improved cash position. at March 31, 2005.  As a result of anticipated sales improvements and operating cost initiatives, management believes that the Company is likely to begin to generate positive operating cash flow in late 2005.  In addition, the Company has received a one-year commitment ending March 2006 for a $3.0 million lease line of credit.

Note 7—Contingencies

The Company is a party to certain claims, legal actions, and complaints, including a patent infringement action between the Company and one of its main competitors. The Company cannot predict the likely outcome of any such litigation or whether any such substantial litigation would have a material adverse effect on its business as presently conducted or as anticipated.

In early February 2004, the State of Nevada initiated a sales/use tax audit of the Company’s, equipment lessors. As of this filing the State of Nevada has not made a determination if there has been a shortfall in the payment of the sales/use tax. The Company has sold and leased back shufflers and Deck Checkers over the last five years.  The auditor for the State of Nevada is trying to determine at what level a sales/use tax needs to be collected.  The Company now collects from our customers in Nevada and remits payments to the State of Nevada.  If the State of Nevada determines that the sales of the products to the leasing companies is the level at which sales/use tax should have been collected, liability of the leasing companies would be passed to the Company.  The amount of this potential liability could range from a refund of $144,000 to the payment of sales/use tax with interest and penalties of up to $500,000.  The Company intends to defend its position in this matter.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

Statement on Forward-Looking Information

Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, such as statements relating to plans for product development, product placement, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. Such risks, uncertainties and other important factors include, among others: our liquidity requirements, our ability to locate necessary sources of capital to sustain our operations, adverse rulings or other developments in pending or future litigation, the continued growth of the gaming industry, the success of our product development activities, the acceptance of our products in the marketplace, vigorous competition in the gaming industry, our dependence on existing management, changes in gaming laws and regulations (including actions affecting licensing), regulatory and jurisdictional issues involving us or our products specifically, our leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions and the risks and factors described from time to time in our reports filed with the Securities and Exchange Commission.

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

Critical Accounting Policies and Estimates

The following is a summary of what our management believes are the critical accounting policies related to our operations. The application of these policies, in some cases, requires management to make subjective judgments and estimates regarding the effect of matters that are inherently uncertain. See Note 1, “Description of Business and Significant Accounting Policies,” to financial statements included in this annual report for a more detailed discussion of our accounting policies. Except as described below, we do not employ any critical accounting policies selected from among available alternatives or that require the exercise of significant management judgment to apply, and we believe none of our estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.

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

Revenue Recognition.

We recognize revenue from the sale of our shuffler and Deck Checker™ products upon shipment against valid customer contracts or purchase orders.  Sales are recognized immediately when shufflers that are rented are converted to purchases depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 48 months. We recognize revenue from the sale of our SecureDrop® products upon installation and functional testing at customer locations because that is when the customer’s obligation becomes fixed and certain pursuant to our standard contracts for sale. The extended warranty and maintenance components that are part of long term sales contracts are unbundled and recognized as deferred revenue amortized over the remaining life of the sales agreement after the initial 90-day warranty as required by the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The useful life of our shufflers and Deck Checkers™ is five years with proper maintenance; the life can be extended with the replacement of component parts. If the customer does not possess the required creditworthiness or an established payment history with us, we would then book the revenue as an installment sale and recognize it over time as payments are received. Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms. All rental contracts are cancelable upon 30-day written notice by the customer. Maintenance expense for rental units is recorded in the period it is incurred. Although sales are not generally made with a right to return, upon occasion, usually associated with the performance warranty, sales returns and allowances are recorded after returned goods are received and inspected. We provide currently for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for our products, we do provide for maintenance contracts that are billed and recognized on a monthly basis.

Intangible Assets.

We currently amortize our intangible assets (patent and technology rights) on a straight-line basis over estimated useful lives of 10 years. Management believes that the useful life of patents and technology rights equals the full term of the patent.

Recent Accounting Pronouncements.

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share based employee compensation transactions be recognized in the financial statements. Share based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, we will implement the revised standard in the first quarter of fiscal year 2006, unless we adopt it earlier.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect to enter into any transactions that would be affected by adopting SFAS 153.

Financial Condition

During the three months ended March 31, 2005, total assets increased by $6,742,125  from $16,751,625 at December 31, 2004 to $23,493,750 at March 31, 2005.  The increase in total assets was due primarily to the $5,592,173 increase in cash (including restricted cash) as a result of the proceeds received through our private placement of senior secured convertible notes in February 2005 and March 2005.  During the three months ended March 31, 2005, we experienced a $95,909 decrease in accounts receivable (trade) from $3,646,568 at December 31, 2004 to $3,550,659 at March 31, 2005, a $146,689 increase in other receives from $35,394 at December 31, 2004 to $182,083 at March 31, 2005 and a $365,000 increase in inventories from $6,462,626 at December 31, 2004 to $6,827,626 at March 31, 2005.

Total liabilities have increased from $8,622,693 at December 31, 2004 to $17,360,493 at March 31, 2005.  The $8,622,693 increase in total liabilities resulted primarily from the issuance of senior secured convertible notes in February 2005 and March 2005 in the aggregate principal amount of $12,000,000, including the exchange of previously outstanding senior notes in the aggregate principal amount of $3,250,000.  In addition, during the three months ended March 31, 2005, our accounts payable increased by $338,035 from $1,240,677 at December 31, 2004 to $1,578,712 at March 31, 2005 as a result of the receipt of additional parts inventory related to our RandomPlus™ shuffler.

Results of Operations

Comparison of Three Months Ended March 31, 2005 and 2004

Revenue

For the three months ended March 31, 2005, we generated total revenues of $861,422, compared to $1,292,890 for the three months ended March 31, 2004, a decrease of $431,468, or 33.4%.  Our revenues for the three months ended March 31, 2005 consisted of SecureDrop® sales of $11,248, shuffler rentals of $56,105, shuffler sales of $451,444, Deck CheckerTM rentals of $65,235, Deck Checker TM sales of $248,043 and miscellaneous other revenues of $29,347.  The decrease in revenue was due to a decrease in SecureDrop® sales of $184,285, a decrease in shuffler rentals of $98,078, an increase in shuffler sales of $148,352, a decrease in Deck Checker™ sales of $246,386 and a decrease in miscellaneous other sales of $59,426, offset by an increase in Deck Checker™ rentals of $8,355.

Revenues – SecureDrop® Sales.  For the three months ended March 31, 2005, we generated revenue related to the sale of our SecureDrop® products of $11,248, compared to $195,533 for the three months ended March 31, 2004, a decrease of $184,285, or 94.2%.  Since there were no system sales generated in the three months ended March 31, 2005, our SecureDrop® sales consisted of supply items for systems already in place.

Revenues – Shuffler Sales.  For the three months ended March 31, 2005, we generated revenue related to the sale of our shufflers of $451,444, compared to $303,092 for the three months ended March 31, 2004, an increase of $148,352, or 48.9%.  The increase was due, in part, to increased sales efforts related to our shufflers.

Revenue – Shuffler Rentals.  For the three months ended March 31, 2005, we generated revenue related to the rental of our shufflers of $56,105, compared to $154,183 for the three months ended March 31, 2004, a decrease of $98,078, or 63.6%.  The decrease in shuffler rental revenue reflects the reduced number of shufflers placed on a rental basis as a result of the conversion of rental units to purchased units in 2003 and the failure to place additional shuffler units on a rental basis.  This failure was due, in part, to the delays related to the introduction of new shuffler products, such as the RandomPlus™ Shuffler.

Revenue – Deck CheckerTM Sales.  For the three months ended March 31, 2005, we generated revenue related to the sale of our Deck CheckersTM of $248,043, compared to $494,429 for the three months ended March 31, 2004, a decrease of $246,386, or 49.8%.  The decrease in Deck CheckerTM sales resulted primarily from reduced international sales. For the three months ended March 31, 2004, international sales reflect the buildup of distributor inventory levels.  For the three months ended March 31, 2005, international sales reflect the replacement of Deck Checkers™ in inventory.

Revenue – Deck CheckerTM Rentals.  For the three months ended March 31, 2005, we generated revenue related to the rental of our Deck CheckersTM of $65,235, compared to $56,880 for the three months ended March 31, 2004, an increase of $8,355, or 14.7%. The increase in Deck CheckerTM rental revenue resulted primarily from the placement of additional units.

Revenue – Other Income.  For the three months ended March 31, 2005, we generated other revenues of $29,347, compared to income of $88,773 for the three months ended March 31, 2004, a decrease of $59,426, or 66.9%.  The decrease in other revenues is due primarily to the sale of products that are not produced by us and sold only on a limited basis.

Cost of Sales

For the three months ended March 31, 2005, our cost of sales was $469,690, compared to $780,737 for the three months ended March 31, 2004, a decrease of $311,047, or 39.8%.  Our cost of sales for the three months ended March 31, 2005 included cost of SecureDrop® sales of $1,519, cost of shuffler sales of $76,425, shuffler rental depreciation of $49,969, shuffler service costs of $238,881, other shuffler cost of $5,983, manufacturing costs of $57,380, Deck CheckerTM costs of $34,380, Deck CheckerTM rental depreciation of $9,229, warranty costs of ($4,063) and other expenses of ($13).  The manufacturing of products in China will continue the trend of reducing cost of sales on a per unit basis.  The gross margin on revenue for the three months ended March 31, 2005 was $391,732, or 45.5%, compared to the gross margin on revenue for the year ended March 31, 2004 of $512,153, or 39.6%.  The decrease in gross margin of $120,421 from the three months ended March 31, 2004 to the three months ended March 31, 2005 reflects the decreased revenue.

Cost of Sales – SecureDrop® Sales.  Our cost of SecureDrop® sales revenue was $1,519 for the three months ended March 31, 2005 compared to $103,969 for the three months ended March 31, 2004, representing a decrease of $102,450, or 98.5%.  The decrease in our costs of SecureDrop® sales revenue reflects the reduced sales from the prior period.  The gross margin percentage on revenue from SecureDrop® sales revenue was 86.5% in the three months ended March 31, 2005 compared to 46.8% for the three months ended March 31, 2004.  The increase in gross margin percentage on SecureDrop® is attributable to the fixed costs associated with installation combined with the sale of supply parts during the three months ended March 31, 2005.

Cost of Sales – Shuffler Sales.  Our cost of shuffler sales revenue was $76,425 for the three months ended March 31, 2005 compared to $39,560 for the three months ended March 31, 2004, representing an increase of $36,865, or 93.2%.  The increase in the cost of shuffler sales revenue was due primarily to the additional placement of shufflers during the three months ended March 31, 2005 versus the three months ended March 31, 2004.  The gross margin percentage on revenue from shuffler sales revenue was 83.1% in the three months ended March 31, 2005 compared to 81.8% in the three months ended March 31, 2004.

Cost of Sales – Deck CheckerTM Sales.  Our cost of Deck CheckerTM sales revenue was $34,380 for the quarter ended March 31, 2005, compared to $130,643 for the quarter ended March 31, 2004, a decrease of $96,263.  The gross margin percentage on revenue from Deck CheckerTM sales revenue was 86.1% for the quarter ended March 31, 2005 compared to 73.6% for the quarter ended March 31, 2004. The increase in gross margin percentage resulted from the sale of lower cost Deck Checkers™ produced in our China facility.

General and Administrative Expense

For the three months ended March 31, 2005, our general and administrative expenses were $2,378,986, compared to $1,425,467 for the three months ended March 31, 2004, an increase of $953,519, or 66.9%.  The increase in general and administrative expenses related primarily to a $550,409 increase in legal and regulatory costs due to defense of the Shuffle Master, Inc. lawsuits and regulatory issues pertaining to former senior management, a $131,212 increase in consulting and accounting expense, a $78,533 increase in travel and entertainment expenses, a $61,488 increase in rent expense due mainly to our expansion in China, a $21,287 increase in insurance, a $122,297 increase in finance fees, and a $78,518 increase in other expenses, offset by a $46,463 decrease in depreciation, a $23,658 decrease in payroll cost, and a $15,201 decrease in trade show expenses.

Our general and administrative expenses for the three months ended March 31, 2005 consisted of the following: salaries and related costs of $547,956; consulting and accounting services of $222,530; advertising and marketing costs of $4,653; travel and entertainment costs of $183,007; gaming industry show costs of $25,897; rent of $149,300; repairs and maintenance expense of $25,332; supplies of $13,138; legal and regulatory expenses of $748,304; insurance expenses of $48,926; depreciation and amortization of $107,098; finance fees of $122,297 and other expenses of $180,548.

Research and Development Expense

For the three months ended March 31, 2005, research and development expenses were $190,009, compared to $278,753 for the three months ended March 31, 2004, a decrease of $88,744, or 31.8%.  The decrease in research and development expenses was due to the substantial completion of the development on our new shuffler products, the RandomPlus™ Shuffler and the Poker One™ Shuffler, a reduction of our engineering staff in the United States and the transfer of many engineering functions to our China operations.

Interest Expense

For the three months ended March 31, 2005, we incurred interest expenses of $316,822, compared to $277,145 for the three months ended March 31, 2004, an increase of $39,677, or 14.3%.  This increase was primarily attributable to the additional debt service related to our previously outstanding 9% senior secured notes and the currently outstanding 10% senior secured convertible notes.  The debt service on our 10% senior secured convertible notes will continue until February and March 2008 at which time the principal amount is due.

Net Loss

For the three months ended March 31, 2005, we had a net loss of $2,494,085, compared to a net loss of $1,469,212 for the three months ended March 31, 2004, an increase of $1,024,873, or 69.8%.   Basic loss per share was $0.15 for the three months ended March 31, 2005, compared to $0.09 for the three months ended March 31, 2004.  The increase in net loss and the increase in the basic net loss per share were primarily due to a $325,310 decrease in gross margin, a $953,519 increase in general and administrative expenses and a $39,677 increase in interest expenses, offset by an $88,744 decrease in research and development expenses.

Liquidity and Capital Resources

As a result of our operating loss and our use of cash, our net working capital has increased from $6,900,104 at December 31, 2004 to $12,702,657 at March 31, 2005, as shown in the table below:

	March 31, 2005	December 31, 2004
Current Assets

Cash and cash equivalents	$4,266,975	$924,804
Restricted cash	2,250,000	—
Current portion of accounts receivable, trade, net of allowance for uncollectibles of $223,590 and $223,590	3,550,659	3,646,568
Due from affiliate	9,150	25,000
Other receivables	182,083	35,394
Inventories	6,827,626	6,462,626
Prepaid expenses	142,333	86,576
Total current assets	17,228,826	11,180,968

Current portion of leases payable	$1,666,125	1,941,445
Accounts payable	1,578,712	1,240,677
Accrued expenses	606,632	427,197
Deferred revenues, current portion	244,210	239,680
Short-term debt	238,250	238,250
Current portion of convertible debt	—	—
Customer deposits	192,240	193,615
Total current liabilities	4,526,169	4,280,864

Net working capital	$12,702,657	$6,900,104

Net Cash Used in Operating Activities.  For the three months ended March 31, 2005, the net cash used in operating activities was $2,585,971, compared to $3,415,833 for the three months ended March 31, 2004, a decrease of $829,862, or 24.3%.  The net cash used in operating activities resulted from a net loss of $2,494,085, a decrease of deferred interest of $60,093,non-cash compensation expense of $92,077, loss on disposition of equipment of $1,900, a decrease in accounts receivable of $54,747, an increase in other receivables of $12,039, an increase in inventory of $365,000, an increase in prepaid expenses of $55,757, an increase in deferred expenses of $316,375, an increase in vendor deposits of $233,443, an increase in accounts payable of $338,035, an increase in accrued expenses of $179,435,  a decrease in deferred revenue of $10,480, a decrease in customer deposits of $1,375, and depreciation of $166,296.

Net Cash Used In Investing Activities. For the three months ended March 31, 2005, we used net cash in investing activities of $2,243,950 compared to $75,942 for the three months ended March 31, 2004.  The net cash used in investing activities during the three months ended March 31, 2005 consisted of $6,050 from disposition of equipment and the receipt of restricted cash of $2,250,000.

Net Cash Provided By Financing Activities.  For the three months ended March 31, 2005, our financing activities provided net cash of $8,172,092, whereas, for the three months ended

March 31, 2004, our financing activities used net cash of $2,204,349.  The net cash provided by financing activities during the three months ended March 31, 2005 consisted of $8,750,000 provided by the issuance of 10% senior secured convertible notes, offset by the repayment of equipment leases of $577,908.

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

With respect to our equipment financing where we have sold and leased back most of our furniture, equipment, tooling and shufflers held for rent, we have repaid $603,610 for the three months ended March 31, 2004  and repaid $577,908 for the three months ended March 31, 2005. As of March 31, 2005, we had outstanding equipment financing of $2,316,874. These equipment leases have terms of 36 to 39 months and were not recorded as sales because each of the leases included a mandatory buy-back provision.

During the three months ended March 31, 2005, we raised additional capital through private placements of 10% senior secured convertible notes in February 2005 (the “February Senior Notes”) and March 2005 (the “March Senior Notes” and together with the February Senior Notes, the “Senior Notes”).

•                                          On February 15, 2005, we completed a private placement of the February Senior Notes. The February Senior Notes are secured by a first priority security interest in our assets. The February Senior Notes require semi-annual payments of interest only on August 1 and February 1 of each year, with the principal and any unpaid interest due at maturity of the February Senior Notes. Any prepayments of the February Senior Notes made prior to February 2007 require the payments of premiums that decline each year. Holders of the February Senior Notes have a one-time right to convert up to 50% of the then outstanding principal of the February Senior Notes into shares of our common stock, $.001 par value, at a rate $1.65 per share. Through the private placement we issued an aggregate of $10,000,000 in February Senior Notes, in return for exchanged notes in the aggregate principal amount of $3,250,000 and gross cash proceeds of $6,750,000.

•                                          On March 14, 2005, we completed an additional $2 million private placement of the March Senior Noted. The March Senior Notes were issued on a pari passu basis with the February Senior Notes and, as a result, are secured by a first priority security interest in our assets. The March Senior Notes require semi-annual payments of interest only on September 1 and March 1 of each year, with the principal and any unpaid interest due at maturity of the March Senior Notes. Any prepayments of the March Senior Notes made prior to March 2007 require the payments of premiums that decline each year. Holders of the March Senior Notes have a one-time right to convert up to 50% of the then outstanding principal of the March Senior Notes into shares of our common stock, $.001 par value, at a conversion price of $1.65 per share.

A portion of the proceeds raised through these private placements were subject to the following conditions.

•                                          One third (1/3) of the total proceeds held in escrow shall be released to us upon the execution of a distributor agreement with TCS or an affiliate thereof and the sale and service outside the United States of 100 units of our RandomPlus Shuffler™ and the PokerOne™ shuffler, where such events must occur no later than June 30, 2005;

•                                          One-third (1/3) of the total proceeds held in escrow shall be released to us upon the hiring by of a North American manager of operations or Chief Operating Officer, where such person shall be hired no later than June 30, 2005; and

•                                          One-third (1/3) of the total proceeds held in escrow shall be released to us upon the approval of our RandomPlus™ shuffler by Gaming Laboratories International and the Nevada State Gaming Control Board and the placement of 100 units of our RandomPlus™ shuffler in North America, where such approvals and shuffler placement must occur no later than June 30, 2005.

As of May 13, 2005, the first and the second escrow condition above have been met.  As to the third escrow condition, we need only place 100 units of our RandomPlus™ shuffler in North America to receive the remaining funds from the private placements.  Once we satisfy this remaining condition, we will have access to the remaining $2,250,000.

Outlook

Our ability to maintain adequate liquidity is dependent upon the success of management’s plans to address and overcome prior operating losses. Management has developed and refined its 2005 operating plan to increase its sales by expanding its product line and improving its sales efforts domestically and internationally. We have entered into an exclusive five-year agreement with TCS to market and distribute our shuffler products outside of the United States.  Management has adopted efforts to reduce operating costs through the transfer of manufacturing operations to China and restructuring service functions to reduce labor and rental expense.  We appointed to Mark R. Newburg to our board of directors.  With a career that spans over 30 years, Mr. Newburg is a skilled global executive with experience in the gaming industry, as well as in executive positions in Fortune 100 companies. Management has focused on financial condition and liquidity improvements through its capital raising efforts in 2004 and 2005 that have resulted in an improved cash position. As a result of anticipated sales improvements and operating cost initiatives, management believes that we will begin to be cash flow neutral to cash flow positive on an intermittent monthly basis by late fiscal year 2005. In Mr. Newburg’s role as executive director and expected role as an officer in due course, we anticipate substantial changes in strategies and operating plans.

Based on presently known commitments and plans, we believe that we will be able to fund our operations and required expenditures through the fourth quarter of 2005 through cash on hand, cash flow from operations, and cash from private placements of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, we will need to seek cash from public or private placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues.  Our ability to seek additional sources of capital is restricted by a covenant related to our 10% senior secured convertible notes that prohibits us from incurring indebtedness through loans, lines of credit and other forms of indebtedness, including equipment financing, in excess of $15,000,000.  Accordingly, no assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations in the upcoming year.

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

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future.  For the three months ended March 31, 2005 and the years ended December 31, 2004 and 2003, we have incurred net losses of $2,494,085, $7,149,194 and $7,812,089, respectively, and our operations have used $2,585,971, $10,660,133 and $11,526,665 of cash, respectively.  As of March 31, 2005, December 31, 2004 and December 31, 2003, we had accumulated deficits of $54,225,626, $51,731,541 and $44,582,347, respectively.  If we are unable to generate a positive cash flow in 2005, we will be required to locate additional sources of capital.  If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable.  Revenues may not grow in the future, and we may not generate sufficient revenues for profitability.  If we become profitable, we may not be able to sustain profitable operations.

We may not be able to satisfy the conditions for the release of all of the proceeds from the Senior Notes that are presently held in escrow.

Pursuant to the terms of the Senior Notes, our access to $6,750,000 in proceeds is subject to the satisfaction of certain conditions as described above under “Liquidity and Capital Resources”.  If we fail to achieve one or more of the conditions by June 30, 2005, we are required to return the relevant funds to investors within 30 days.  As of May 13, 2005, we have met two of the three conditions.  The failure to meet the remaining condition will have a negative and potentially materially adverse impact on our liquidity.

Our stockholders may not approve the increase in our authorized shares, which is required to ensure a sufficient number of shares are available upon the conversion of the March Senior Notes, if at all.

As of April 30, 2005, we have 25,000,000 shares of common stock authorized and 16,751,505 shares of common stock outstanding.  In addition, as of April 30, 2005, we have issued stock options to purchase 3,332,722 shares of common stock, warrants to purchase 2,585,553 shares of common stock and February Senior Notes convertible into 3,636,363 shares of common stock.  Due to the shares outstanding and shares reserved as of April 30, 2005, we do not have a sufficient number of authorized shares remaining to cover the shares issuable upon the conversion of the March Senior Notes, if at all.  Accordingly, our board of directors has already authorized an amendment to our articles of incorporation so as to increase our total authorized number of shares.  However, since our stockholders must also approve the amendment to our articles of incorporation and although we expect our stockholders to approve said amendment, there is no guarantee of such a result.  If the stockholders do not approve of the amendment, we will be in breach under the terms of the March Senior Notes.

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

Since a significant number of our leasing agreements and purchase contracts with extended payment terms permit the customer to return our products at any time, we may be required to record a charge to bad debt expense which would, in turn, adversely impact our results from operations.

Due to the competitive environment in which we operate, we have agreed to provisions in a significant number of our leasing agreements and purchase contracts with extended payment terms that permit the customer to return our products at any time with no further monetary obligation to us.  In the event that we have recorded all of the revenue that would have been received from the relevant leasing agreement or purchase contract, we will then be require to record a charge against bad debt expense.  As a result, our operating results for the relevant period in which the charge is taken will be adversely impacted.

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

Shuffle Master, our principal competitor in the shuffler market, has filed two lawsuits against us for patent infringement.  The first suit alleges that our shufflers violate two of its patents concerning registering use of a playing card shuffler apparatus and the displaying of the use on a display.  The second lawsuit alleges that our PokerOne™ Shuffler violates two of its patents concerning the card moving mechanism.  Shuffle Master seeks treble damages, which, if awarded, could result in us owing it substantial sums of money, and, if large enough, could have a material adverse effect on our liquidity and our ability to conduct operations.  Although we believe our position to be meritorious, litigation of this nature is a drain on our cash resources and our management’s time.  Although Shuffle Master has asserted patent infringement claims and we have reasonable defenses to the same, we cannot determine whether we will prevail in these lawsuits, nor whether damages, if awarded, would significantly impact our ability to continue to manufacture and sell particular products within the United States and its territories.  If we do not prevail, we will be unable to sell our shuffler products in the United States unless we change certain components used in the shufflers or obtain a license from Shuffle Master to use the playing card shuffler apparatus and the display.  The preliminary injunction that Shuffle Master obtained against us in November 2004 prevented us from selling our PokerOne™ Shuffler in the United States. An appellate court stayed the injunction in March 2005.  Similarly, we cannot determine whether Shuffle Master will assert other litigation claims based upon other patents it may currently or in the future own, nor can we determine the likely outcome of any such litigation or whether any such substantial litigation would have a material adverse effect on our business as presently conducted or as anticipated.

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

If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter into costly licensing arrangements or redesign our products so as to exclude the infringing technology.  As a result, we would incur substantial costs and delays in product development, sales and shipments, our revenues may decline substantially and we may not be able to achieve the growth required for us to achieve profitability

Our failure to compete successfully against innovative competitors could adversely impact our ability to sell our products and generate revenues.

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

As a result of the opening of our manufacturing facility in China, we are currently operating in international markets.  Engaging in business outside of the United States will subject us to the customary risks of doing business in foreign countries.  These risks include fluctuations in foreign currency exchange rates and controls, nationalization and other economic, tax and regulatory policies of local governments and the possibility of trade embargoes, political instability or war or other hostility, as well as the laws and policies of the United Sates affecting foreign trade and investment.  Any one or more of these factors could materially adversely affect our ability to conduct business outside the United States and therefore our business as whole.

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

As of April 8, 2005, our executive officers and members of our board beneficially own approximately 7,844,689 shares of common stock, or approximately 46.34% of the outstanding shares of our common stock, assuming exercise or conversion of all options, warrants and convertible debentures held by our executive officers and members of our board that are exercisable within 60 days of April 8, 2005.  Accordingly, these stockholders have the power to control all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions.  This concentration of ownership also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

The loss of our executive officers, significant employees or certain members of our management could adversely impact our operations.

Our success is substantially dependent upon the efforts and skills of Mark Newburg, a member of our board of directors and Douglas H. Caszatt, our Acting Chief Financial Officer, Secretary and Controller.  We have entered into a consulting agreement with Mr. Newburg and employment agreements with other significant employees.  However, if we were to lose the services rendered by any of our executive officers or significant employees, key management, product development and sales functions could be adversely affected.  In addition, we compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need.  An inability to hire and retain quality employees could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to the number of shares registered on behalf of investors who purchased the Senior Notes and excluding the shares held by our executive officers and directors, as of April 30, 2005, we have approximately 9,082,917 shares of common stock that are either freely tradable pursuant to Rule 144(k) of the Securities Act of 1933, or the Securities Act, or have previously been registered by us through a registration statement filed with the SEC.  As such, the future sale of a substantial number of shares of our common stock in market transactions, or the perception that these sales could occur, may depress the market price for our common stock.  These sales could also impair our ability to raise additional capital through the sale of our equity securities in the future.

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

Item 3.                             Controls and Procedures

(a)           Evaluation of Disclosure Controls.  We evaluated the effectiveness of our disclosure controls and procedures as of the end of the three months ended March 31, 2005.  This evaluation was done with the participation of Mark R. Newburg, our Executive Director, and Douglas H. Caszatt, our Acting Chief Financial Officer, Secretary and Controller.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

(b)           Changes in Disclosure Controls and Procedures.  There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On March 27, 2002, Shuffle Master, Inc., or Shuffle Master, filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against VendingData in the United States District Court, District of Nevada. The amended complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining us from infringing on two of Shuffle Master’s patents (United States Patent Nos. 6,325,373 and 6,068,258), an accounting of our gains and profits that resulted from the alleged infringement, and for interest, costs and attorneys’ fees. The Shuffle Master patents that are at issue in the litigation concern registering use of a playing card shuffler apparatus and the displaying of the use on a display. We have filed our answer and counterclaims, in which we deny Shuffle Master’s allegation of patent infringement and request that Shuffle Master’s complaint be dismissed. We also seek a declaration that we do not infringe Shuffle Master’s patents and that Shuffle Master’s patents and certain of its related claims are invalid. We further assert counterclaims against Shuffle Master for breach of contract and violation of the Uniform Trade Secrets Act. On May 20, 2002, the United States District Court, District of Nevada denied Shuffle Master’s motion for preliminary injunction against us. Discovery in this litigation is now closed.  On May 28, 2003, we filed a motion for summary judgment. The hearing on this motion was taken off calendar pending a ruling from the Court regarding claim construction to determine the scope and definition of the patent claims at issue. On March 31, 2004, the Magistrate Judge issued an order with regard to claim interpretation. On June 25, 2004, the District Court affirmed the Magistrate Judge’s order. On August 24, 2004, we renewed our motion for summary judgment to invalidate Shuffle Master’s patents.  On October 14, 2004, the District Court issued an order denying the motion for summary judgment for failure to submit admissible evidence in support of the motion for summary judgment. We filed a motion for clarification and reconsideration of the Court’s order on November 5, 2004. No decision has yet been reached on this motion. The trial is set for June 6, 2005.

On October 5, 2004, Shuffle Master filed another patent infringement action against us in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL). Shuffle Master alleges that the use, importation and offering for sale of the PokerOne™ shuffler infringes Shuffle Master’s United States Patent No. 6,655,684. On October 25, 2004, we filed our answer and counterclaim that denies Shuffle Master’s allegations of patent infringement and requests that the Court enter a declaratory judgment of non-infringement. On October 14, 2004 Shuffle Master filed a Motion for Preliminary Injunction seeking to enjoin us from selling the PokerOne™ shuffler in the United States during the pendency of its second lawsuit. The United States District Court, District of Nevada, granted the Motion for Preliminary Injunction filed by Shuffle Master, Inc. On March 3, 2005, the Court of Appeals stayed the preliminary injunction granted by the United States District Court pending the disposition of our appeal. In its order, the Court of Appeals stated that “VendingData has shown the requisite likelihood of success to obtain a stay of the injunction, pending appeal” and that “VendingData has shown that in the circumstances of this case the district court likely erred in entering a preliminary injunction without providing any analysis of the disputed claim language.” A Markman hearing is scheduled for May 16, 2005.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

31.1                           Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)                                 Reports on Form 8-K.

During the three months ended March 31, 2005, we filed the following:

•                                          Current Report on Form 8-K dated March 25, 2005 and filed on March 29, 2005;

•                                          Current Report on Form 8-K dated March 16, 2005 and filed on March 14, 2005;

•                                          Current Report on Form 8-K dated March 15, 2005 and filed on March 11, 2005;

•                                          Current Report on Form 8-K dated March 3, 2005 and filed on March 4, 2005;

•                                          Current Report on Form 8-K dated February 9, 2005 and filed on February 15, 2005; and

•                                          Current Report on Form 8-K dated January 6, 2005 and filed on January 11, 2005.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VendingData Corporation
(Registrant)

Date:	May 16, 2005	By:	/s/ Mark R. Newburg
Mark R. Newburg
		Its:	Executive Director (Principal Executive Officer)