Form 10QSB
period 2005-06-30
VENDINGDATA CORP
filed 2005-08-09
CIK 1004673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:	to

Commission file number:	001-32161

VendingData Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	91-1696010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
16,764,005 shares of common stock, $.001 par value, as of August 3, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

VENDINGDATA CORPORATION

FORM 10-QSB

— i —

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

VENDINGDATA CORPORATION
Balance Sheets

	June 30, 2005	December 31, 2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,821,346	$924,804
Current portion of accounts receivable, trade, net of allowance for uncollectables of $250,590 and $125,530	3,621,652	3,646,568
Due from affiliate	9,150	25,000
Other receivables	142,539	35,394
Inventories	7,435,873	6,462,626
Prepaid expenses	113,527	86,576
	14,144,087	11,180,968

Equipment rented to customers, net of accumulated depreciation of $687,248 and $564,351	277,697	400,594
Property and equipment, net of accumulated depreciation of $2,393,997 and $2,250,432	867,700	923,459
Intangible assets, at cost, net of accumulated amortization of $516,895 and $438,488	1,851,237	1,129,644
Due from affiliate	90,800	118,800
Accounts receivable, trade, net of current portion, less unamortized discount	1,152,279	1,264,914
Deferred expenses	834,206	569,956
Deposits	936,716	980,216
	$20,154,722	$16,568,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of leases payable	$1,189,602	$1,941,445
Accounts payable	2,372,754	1,240,677
Accrued expenses	829,261	427,197
Deferred revenues, current portion	207,245	239,680
Short-term debt	50,000	238,250
Customer deposits	191,840	193,615
	4,840,702	4,280,864

Long -term obligations
Deferred revenues, net of current portion	153,250	198,585
Notes payable	12,000,000	3,250,000
Leases payable, net of current portion	568,437	893,244
Total Liabilities	17,562,389	8,622,693
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 17,212,058 and 17,199,558 shares issued	17,212	17,200
Treasury stock 448,053 shares of common stock at cost	(846,820)	—
Deferred expenses	(1,422,136)	(183,074)
Additional paid in capital	62,318,473	59,843,273
Deficit	(57,474,396)	(51,731,541)
Total stockholders’ equity	2,592,333	7,945,858
Total liabilities and stockholders’ equity	$20,154,722	$16,568,551

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Operations

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Sales	$908,934	$1,877,656	$1,619,669	$2,870,710
Rental	135,439	161,110	256,779	372,173
Other	31,092	20,762	60,439	109,535
	1,075,465	2,059,528	1,936,887	3,352,418
Sales returns and allowances	(290,838)		(290,838)
	784,627	2,059,528	1,646,049	3,352,418
Operating costs and expenses:
Cost of sales	530,049	1,068,888	999,739	1,849,625
Selling, general and administrative	2,818,478	1,451,912	5,195,564	2,877,946
Research and development	177,823	392,807	367,832	671,560
	3,526,350	2,913,607	6,563,135	5,399,131
Loss from operations	(2,741,723)	(854,079)	(4,917,086)	(2,046,713)

Interest expense, unrelated parties	491,985	231,479	808,807	494,101
Interest expense, related parties	15,063	540	15,063	15,063
Gain (loss) on disposition of assets			1,900	(567)
	507,048	232,019	825,770	508,597

Net loss	$(3,248,770)	$(1,086,098)	$(5,742,855)	$(2,555,310)

Basic loss per share	$(0.19)	$(0.06)	$(0.34)	$(0.15)

Weighted average shares outstanding	16,787,756	17,187,799	17,096,510	17,146,750

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Cash Flows

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004

Net cash used in operating activities	$(4,620,557)	$(3,415,833)

Cash flows from investing activities:
Acquisition of intangible assets	(800,000)
Acquisition of plant and equipment	(78,842)	(76,790)
Proceeds from sale of equipment	4,700	848

Net cash used in investing activities	(874,142)	(75,942)

Cash flows from financing activities:
Reimbursement of offering expense		36,731
Proceeds from sale of stock	21,875
Repayment of leases payable	(1,192,384)	(603,610)
Proceeds from debt	8,750,000	—
Repayment of debt	(188,250)	(1,637,470)
Net cash provided by (used in) financing activities	7,391,241	(2,204,349)
Increase (decrease) in cash and cash equivalents	1,896,542	(5,696,124)
Cash and cash equivalents at beginning of period	924,804	11,526,664
Cash and cash equivalents at end of period	$2,821,346	$5,830,540

See accompanying notes to financial statements.

VENDINGDATA CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation

The accompanying unaudited financial statements of VendingData Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

The results of operations for the current period presented here are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission from which the accompanying balance sheet information as of that date was derived. Certain reclassifications have been made to amounts presented in prior periods for comparability to the current period presentation.

Note 2—Segments

The segments identified for geographic region-based enterprise-wide data are as follows:

	Three Months Ended June 30,		Six Months Ended June, 30,
	2005	2004	2005	2004

North America	$467,827	$1,297,863	$1,254,999	$2,456,361
Asia	267,300	11,665	267,300	146,057
Europe	49,500	750,000	99,000	750,000
South America	—	—	24,750	—

The Company's revenues, depreciation and operating income distributed by product are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Secure Drop®	$61,345	$83,242	$72,593	$278,775
Shuffler	657,199	584,672	1,164,748	1,041,947
Deck CheckerTM	325,829	1,370,852	639,107	1,922,161
Other	31,092	20,762	60,439	109,535
Sales returns and allowances	(290,838)		(290,838)
	$784,627	$2,059,528	$1,646,049	$3,352,418
Depreciation and amortization
SecureDrop®	$0	$0	$0	$0
Shuffler	54,469	56,220	104,438	111,782
Deck CheckerTM	9,229	7,207	18,458	13,867
Unallocated	107,098	145,592	206,409	300,332
	170,796	209,019	329,305	425,981
Operating income (loss)
SeSecure Drop®	$55,121	$18,813	$64,850	$110,377
Shuffler	493,651	451,877	868,823	814,392
Deck CheckerTM	291,596	1,071,398	561,265	1,485,404
Unallocated	(3,582,091)	(2,396,167)	(6,412,024)	(4,456,886)
	$(2,741,723)	$(854,079)	$(4,917,086)	$(2,046,713)

Note 3—Loss per Share (Basic and Diluted)

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to the existence of operating losses.

Note 4—New Debt Financing

In the six months ended June 30, 2005, the Company raised additional capital through private placements of 10% senior secured convertible notes in February 2005 and March 2005 as follows.

On February 15, 2005, the Company completed a private placement of 10% senior secured convertible notes in the aggregate principal amount of $10,000,000 (the “February Senior Notes”). The Company issued the February Senior Notes in exchange for gross cash proceeds of $6,750,000 and the surrender of senior notes in the aggregate principal amount of $3,250,000 issued in August 2004. On March 14, 2005, the Company completed an additional private placement of 10% senior secured convertible notes in the aggregate principal amount of $2,000,000 (the “March Senior Notes”). The March Senior Notes were issued on a pari passu basis with the February Senior Notes. Both the February Senior Notes and the March Senior Notes are secured by a first priority security interest in the Company’s assets. The February Senior Notes and the March Senior Notes require semi-annual payments of interest only, with the principal and all unpaid interest due at maturity in February 2008 and March 2008, respectively. Holders of the February Senior Notes and the March Senior Notes have a one-time right to convert up to 50% of the then outstanding principal into shares of common stock at a rate $1.65 per share.

Note 5—Options

The Company currently has two stock option plans. The exercise price of the options ranges from $1.49 to $15 with a weighted average exercise price of $3.09. There were 3,267,622 options outstanding as of June 30, 2005.

Note 6—Contingencies

The Company is a party to certain claims, legal actions, and complaints, including a patent infringement action between the Company and one of its main competitors. The Company cannot predict the outcome of any such litigation or say with any certainty whether any such litigation would have a material adverse effect on its business as presently conducted or as anticipated.

In early February 2004, the State of Nevada initiated a sales/use tax audit of the Company’s equipment lessors. As of the date of this report, the State of Nevada has not determined whether there has been a shortfall in the payment of the sales/use tax. The Company has sold and leased back shufflers and Deck Checkers over the last five years. The auditor for the State of Nevada is trying to determine at what level a sales/use tax needs to be collected. The Company now collects from our customers in Nevada and remits payments to the State of Nevada. If the State of Nevada determines that the sales of the products to the leasing companies is the level at which sales/use tax should have been collected, liability of the leasing companies would be passed to the Company. The amount of this potential liability could range from a refund of $144,000 to the payment of sales/use tax with interest and penalties of up to $500,000. The Company intends to defend its position in this matter.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

CAUTIONARY STATEMENT

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on form 10-QSB is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on form 10-KSB for the year ended December 31, 2004 and subsequent reports on Forms 10-QSB and 8-K, which discuss our business in greater detail.

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include those matters included in the section “Risk Factors” further below.

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

Results of Operations

Comparison of Three Months Ended June 30, 2005 and 2004

For the three months ended June 30, 2005, we generated gross revenues of $1,075,465 or 48% less than the three months ended June 30, 2004. Gross revenue was offset by sales returns and allowances of $290,838. Specific product line results for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 are provided below.

For the three months ended June 30, 2005, our cost of sales was $530,049, or 50% less than the three months ended June 30, 2004. We expect the manufacturing of products in China to continue to reduce cost of sales on a per unit basis through the end of this year as we identify more efficiencies and optimize vendors in China. These efforts should also result in an improved gross margin. The gross margin on revenue for the three months ended June 30, 2005 was $736,063 less than the three months ended June 30, 2004 because of the decreased revenue for the quarter as well as a sales returns and allowances adjustment of $290,000.

	Three months ended June 30, 2005	Three months ended June 30, 2004	Percentage change
Secure Drop
Revenue	61,345	83,242	(26.3%)
Cost of Sales	6,224	64,429	(90.3%)
Gross Margin	55,121	18,813	193.0%

Shuffler Sales
Revenue	586,995	483,492	21.4%
Cost of Sales	102,593	81,227	26.3%
Gross Margin	484,402	402,265	20.4%

Shuffler Rentals
Revenue	70,204	101,180	(30.6%)
Cost of Sales	60,995	51,568	18.3%
Gross Margin	9,209	49,612	(81.4%)

DeckChecker Sales
Revenue	260,593	1,310,922	(80.1%)
Cost of Sales	25,003	292,247	(91.4%)
Gross Margin	235,590	1,018,675	(76.9%)

DeckChecker Rentals
Revenue	65,235	59,930	8.9%
Cost of Sales	9,229	7,207	28.1%
Gross Margin	56,006	52,723	6.2%

Other
Revenue	31,092	20,762	49.8%
Cost of Sales	40,498	(1,586)	2,653%
Gross Margin	(9,406)	22,348	(142%)

SecureDrop® Sales. Since there were no system sales generated in the three months ended June 30, 2005, due to the Company’s decision to discontinue new installations of this product line, our SecureDrop® sales consisted of supply items for systems already in place. The decrease in our costs of SecureDrop® sales revenue reflects the reduced sales from the prior period. The increase in gross margin percentage on SecureDrop® is attributable to the higher fixed costs associated with the installation of new systems compared to the sale of supply parts during the three months ended June 30, 2005.

Shuffler Sales. The increase in revenue was due to the product line addition of the PokerOne™ shuffler. The decrease in the cost of shuffler sales revenue was due to the introduction of the PokerOne™ line of shufflers during the three months ended June 30, 2005 versus the three months ended June 30, 2004. The PokerOne™ has a lower production cost than the Random Ejection Shuffler. Our cost of sales included cost of shuffler sales of $102,598 and shuffler service costs of $296,597.

Shuffler Rentals. The decrease in shuffler rental revenue reflects the reduced number of shufflers placed on a rental basis as a result of the conversion of rental units to purchased units in 2003 and the failure to place additional shuffler units on a rental basis. This failure was due, in part, to the production delays related to the introduction of new shuffler products, such as the RandomPlus™ Shuffler. Our cost of sales for the three months ended June 30, 2005 included cost of shuffler rental depreciation of $54,469.

Deck CheckerTM Sales. The decrease in Deck CheckerTM sales resulted primarily from reduced international sales as our international distributor was working off inventory purchased in the second half of 2004. For the three months ended June 30, 2004, international sales reflect the buildup of distributor inventory levels. The decrease in gross margin percentage resulted from the overall sales decrease during the quarter. Our cost of sales for the three months ended June 30, 2005 included Deck CheckerTM costs of $25,003.

Deck CheckerTM Rentals. The increase in Deck CheckerTM rental revenue resulted primarily from the placement of additional units during the quarter ended June 30, 2005. Our cost of sales included Deck CheckerTM rental depreciation of $9,229

Other Income. The increase in other revenues was due to sale of supplies for Secure Drop® and DeckCheckerTM. We also had sales returns and allowances of $290,838 for the quarter ended June 30, 2005.

General and Administrative Expense

For the three months ended June 30, 2005, our general and administrative expenses were $2,818,477, or 91% more than the three months ended June 30, 2004. The increase in general and administrative expenses related primarily to a $810,800 increase in legal costs due to defense of the Shuffle Master, Inc. lawsuits, and legal/regulatory issues pertaining to former senior management, a $225,000 increase in consulting expenses associated with the change in management team, a $200,000 increase in salaries primarily attributable to the expensing of stock options, a $59,000 increase in rent expense due mainly to our expansion in China, offset by a $70,000 decrease in travel and entertainment expenses.

Research and Development Expense

For the three months ended June 30, 2005, research and development expenses were $177,823, or 54.7% less than the period ended June 30, 2004. The decrease in research and development expenses was due to the substantial completion of the development on our new shuffler products, the RandomPlus™ Shuffler and the Poker One™ Shuffler, a reduction of our engineering staff in the United States and the transfer of many engineering functions to our China operations.

Interest Expense

For the three months ended June 30, 2005, we incurred interest expenses of $507,048, or 118.5% more than the three months ended June 30, 2004. This increase was primarily attributable to the additional debt service related to our previously outstanding 9% senior secured notes and the currently outstanding 10% senior secured convertible notes. The debt service on our 10% senior secured convertible notes will continue until February and March 2008, at which time the principal amount is due.

Net Loss

For the three months ended June 30, 2005, we had a net loss of $3,248,770, or 199% more than the three months ended June 30, 2004.. Basic loss per share was $0.19 for the three months ended June 30, 2005, compared to $0.06 for the three months ended June 30, 2004. The increase in net loss and the increase in the basic net loss per share were primarily due to a $736,063 decrease in gross margin, a $1,366,565 increase in general and administrative expenses and a $275,029 increase in interest expenses, offset by a $214,984 decrease in research and development expenses.

Comparison of Six Months Ended June 30, 2005 and 2004

For the six months ended June 30, 2005, we generated gross revenues of $1,936,887, or 42.2% less than the six month period ended June 30, 2004. Gross revenues were offset by sales returns and allowances of $290,838. Specific product line results for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 are provided below.

For the six months ended June 30, 2005, our cost of sales was $999,739, or 46% less than the six month period ended June 30, 2004. The manufacturing of products in China is expected to continue to reduce cost of sales on a per unit basis through the end of this year as we identify more efficiencies and optimize vendors in China. These efforts should result in an improved gross margin.

The gross margin on revenue for the six months ended June 30, 2005 was $646,309, or 39.3%, compared to the gross margin on revenue for the year ended June 30, 2004 of $1,502,793, or 44.8%. The decrease in gross margin of $856,484 from the six months ended June 30, 2004 to the six months ended June 30, 2005 reflects the decreased revenue.

	Six months ended June 30, 2005	Six months ended June 30, 2004	Percentage change
Secure Drop
Revenue	72,593	278,775	(74.0%)
Cost of Sales	7,743	168,398	(95.4%)
Gross Margin	64,850	110,377	(41.2%)

Shuffler Sales
Revenue	1,038,439	786,584	32.0%
Cost of Sales	179,018	120,787	48.2%
Gross Margin	859,421	665,797	29.1%

Shuffler Rentals
Revenue	126,309	255,363	(50.5%)
Cost of Sales	116,907	106,768	9.5%
Gross Margin	9,402	148,595	(93.7%)

DeckChecker Sales
Revenue	508,636	1,805,351	(71.8%)
Cost of Sales	59,383	422,890	(86.0%)
Gross Margin	449,253	1,382,461	(67.5%)

DeckChecker Rentals
Revenue	130,470	116,810	11.7%
Cost of Sales	18,458	13,867	33.1%
Gross Margin	112,012	102,943	8.8%
Other
Revenue	60,439	109,535	(44.8%)
Cost of Sales	40,485	46,452	(12.8%)
Gross Margin	19,954	63,083	(68.4%)

SecureDrop® Sales. As a result of our decision to discontinue new installations for this product line there were no system sales generated in the six months ended June 30, 2005. Our SecureDrop® sales consisted of supply items for systems already in place. The decrease in cost of sales to $7,743 reflects the reduced sales from the prior period.

Shuffler Sales. The increase in sales was due, in part, to increased sales efforts related to our shufflers and the addition of PokerOne™ to the product line during the quarter ended June 30, 2005. The increase in the cost of shuffler sales revenue was due primarily to the additional placement of shufflers during the six months ended June 30, 2005 versus the six months ended June 30, 2004 and included shuffler service costs of $535,478.

Shuffler Rentals. The decrease in shuffler rental revenue reflects the reduced number of shufflers placed on a rental basis as a result of the conversion of rental units to purchased units in 2003 and the failure to place additional shuffler units on a rental basis. This failure was due, in part, to the production delays related to the introduction of new shuffler products, such as the RandomPlus™ Shuffler. Cost of sales include shuffler rental depreciation of $104,438.

Deck CheckerTM Sales. The decrease in Deck CheckerTM sales resulted primarily from reduced international sales. For the six months ended June 30, 2004, international sales reflect the buildup of distributor inventory levels.

Deck CheckerTM Rentals. The increase in Deck CheckerTM rental revenue resulted primarily from the placement of additional units. Cost of sales included rental depreciation of $7,207.

Other Income. The decrease in other revenues is due to product returns offset by the sale of products that are not produced by us and sold only on a limited basis. We also had sales returns and allowances of $290,838 for the quarter ending June 30, 2005.

General and Administrative Expense

For the six months ended June 30, 2005, our general and administrative expenses were $5,195,563, or 80.5% more than the six months ended June 30, 2004 The increase in general and administrative expenses related primarily to a $1,360,000 increase in legal and regulatory costs due to defense of the Shuffle Master, Inc. lawsuits and legal/regulatory issues pertaining to former senior management, a $356,000 increase in consulting expenses related to the management change in March, a $177,000 increase in payroll costs, a $120,000 increase in rent expense due mainly to our expansion in China, a $62,000 increase in insurance, and a $67,000 increase in finance fees.

Research and Development Expense

For the six months ended June 30, 2005, research and development expenses were $367,832, or 45.2% less than the six months ended June 30, 2004. The decrease in research and development expenses was due to the substantial completion of the development on our new shuffler products, the RandomPlus™ Shuffler and the Poker One™ Shuffler, a reduction of our engineering staff in the United States and the transfer of many engineering functions to our China operations.

Interest Expense

For the six months ended June 30, 2005, we incurred interest expenses of $823,870 or 61.8% more than the six months ended June 30, 2004. This increase was primarily attributable to the additional debt service related to our previously outstanding 9% senior secured notes and the currently outstanding 10% senior secured convertible notes. The debt service on our 10% senior secured convertible notes will continue until February and March 2008 at which time the principal amount is due.

Net Loss

For the six months ended June 30, 2005, we had a net loss of $5,742,855, or 125% more than the six months ended June 30, 2004. Basic loss per share was $0.34 for the six months ended June 30, 2005, compared to $0.31 for the six months ended June 30, 2004. The increase in net loss and the increase in the basic net loss per share were primarily due to a $856,484 decrease in gross margin, a $2,317,617 increase in general and administrative expenses and a $314,706 increase in interest expenses, offset by a $303,728 decrease in research and development expenses.

Liquidity and Capital Resources

As a result of the proceeds from our private placement of senior notes, offset by our operating loss, our working capital has increased from $6,900,104 at December 31, 2004 to $9,303,385 at June 30, 2005. However, our working capital is decreasing due to ongoing losses. Based on presently known commitments and plans, we believe that we will require approximately $3 million of additional capital to fund our operations and required expenditures through the fourth quarter of 2005. We will endeavor to raise additional required funds through various financing sources, including additional sales of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. Our ability to seek additional sources of capital is restricted by a covenant related to our 10% senior secured convertible notes that prohibits us from incurring indebtedness through loans, lines of credit and other forms of indebtedness, including equipment financing, in excess of $15,000,000. Accordingly, no assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations in the upcoming year.

Net Cash Used in Operating Activities. For the six months ended June 30, 2005, the net cash used in operating activities was $4,620,557, compared to $3,415,833 for the six months ended June 30, 2004, a decrease of $1,204,724, or 35.3%. The net cash used in operating activities resulted from a net loss of $5,742,855, a decrease of deferred interest of $115,734,non-cash compensation expense of $367,456, loss on disposition of equipment of $1,900, a decrease in accounts receivable of $137,551 an increase in other receivables of $63,295, an increase in inventory of $973,247, an increase in prepaid expenses of $26,951, an increase in deferred expenses of $264,251, an increase in vendor deposits of $43,510, an increase in accounts payable of $1,132,078, an increase in accrued expenses of $402,064, a decrease in deferred revenue of $77,770, a decrease in customer deposits of $1,775, and depreciation of $329,304.

Net Cash Used In Investing Activities. For the six months ended June 30, 2005, we used net cash in investing activities of $874,142 compared to $75,942 for the six months ended June 30, 2004. The net cash used in investing activities during the six months ended June 30, 2005 consisted of $800,000 from acquisition of intangible assets, $78,842 from the acquisition of plant and equipment and $4,700 from disposition of equipment.

Net Cash Provided By Financing Activities. For the six months ended June 30, 2005, our financing activities provided net cash of $7,391,241, whereas, for the six months ended June 30, 2004, our financing activities used net cash of $2,204,349. The net cash provided by financing activities during the six months ended June 30, 2005 consisted of $8,750,000 provided by the issuance of 10% senior secured convertible notes, offset by the repayment of equipment leases of $1,192,384 and repayment of short term debt of $188,250.

Sources of Capital

During the years ended December 31, 2004 and 2003, our sources of capital included a public stock offering, equipment financing from a third party, short-term notes from stockholders, convertible debentures and other private sources of capital.

With respect to our equipment financing where we have sold and leased back most of our furniture, equipment, tooling and shufflers held for rent, we have repaid $1,179,656 for the six months ended June 30, 2004 and repaid $1,076,650 for the six months ended June 30, 2005. As of June 30, 2005, we had outstanding equipment financing of $1,758,039. These equipment leases have terms of 36 to 39 months and were not recorded as sales because each of the leases included a mandatory buy-back provision.

During the six months ended June 30, 2005, we raised additional capital through private placements of 10% senior secured convertible notes in February 2005 (the “February Senior Notes”) and March 2005 (the “March Senior Notes” and together with the February Senior Notes, the “Senior Notes”).

•
On February 15, 2005, we completed a private placement of the February Senior Notes, which mature on February 15, 2008. The February Senior Notes are secured by a first priority security interest in our assets. The February Senior Notes require semi-annual payments of interest only on August 1 and February 1 of each year, with the principal and any unpaid interest due at February 15, 2008. Any prepayments of the February Senior Notes made prior to February 2007 require the payments of premiums that decline each year. Holders of the February Senior Notes have a one-time right to convert up to 50% of the then outstanding principal of the February Senior Notes into shares of our common stock, $.001 par value, at a rate $1.65 per share. Through the private placement we issued an aggregate of $10,000,000 in February Senior Notes, in return for exchanged notes in the aggregate principal amount of $3,250,000 and gross cash proceeds of $6,750,000.

•
On March 14, 2005, we completed an additional $2 million private placement of the March Senior Notes, which mature on March 14, 2008.Notes. The March Senior Notes were issued on a pari passu basis with the February Senior Notes and, as a result, are secured by a first priority security interest in our assets. The March Senior Notes require semi-annual payments of interest only on September 1 and March 1 of each year, with the principal and any unpaid interest due at March 15, 2008. Any prepayments of the March Senior Notes made prior to March 2007 require the payments of premiums that decline each year. Holders of the March Senior Notes have a one-time right to convert up to 50% of the then outstanding principal of the March Senior Notes into shares of our common stock, $.001 par value, at a conversion price of $1.65 per share.

A portion of the proceeds raised through these private placements was subject to the following conditions.

•
One third (1/3) of the total proceeds held in escrow shall be released to us upon the execution of a distributor agreement with TCS or an affiliate thereof and the sale and service outside the United States of 100 units of our RandomPlus Shuffler™ and the PokerOne™ shuffler, where such events must occur no later than June 30, 2005;

•
One-third (1/3) of the total proceeds held in escrow shall be released to us upon the hiring of a North American manager of operations or Chief Operating Officer, where such person shall be hired no later than June 30, 2005; and

•
One-third (1/3) of the total proceeds held in escrow shall be released to us upon the approval of our RandomPlus™ shuffler by Gaming Laboratories International and the Nevada State Gaming Control Board and the placement of 100 units of our RandomPlus™ shuffler in North America, where such approvals and shuffler placement must occur no later than June 30, 2005.

By the June 30, 2005 deadline, we satisfied the first and the second escrow conditions and received a waiver from the holders of the Senior Notes with respect to the third condition. Accordingly, we have access to the all of the proceeds received through the private placement of the Senior Notes.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

The following is a summary of what management believes are the critical accounting policies related to operations. The application of these policies, in some cases, requires management to make subjective judgments and estimates regarding the effect of matters that are inherently uncertain. See Note 1, "Description of Business and Significant Accounting Policies," to financial statements included in our annual report on Form 10KSB for a more detailed discussion of our accounting policies. Except as described below, we do not employ any critical accounting policies selected from among available alternatives or that require the exercise of significant management judgment.,

Allowance for Doubtful Accounts.

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

Revenue Recognition.

We recognize revenue from the sale of our shuffler and Deck Checker™ products upon shipment against valid customer contracts or purchase orders. Sales are recognized immediately when shufflers that are rented are converted to purchases depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 48 months. We recognize revenue from our sales to independent distributors at the time that the distributor takes possession of our product. We recognize revenue from the sale of our SecureDrop® products upon installation and functional testing at customer locations because that is when the customer's obligation becomes fixed and certain pursuant to our standard contracts for sale. The extended warranty and maintenance components that are part of long term sales contracts are unbundled and recognized as deferred revenue amortized over the remaining life of the sales agreement after the initial 90−day warranty as required by the Emerging Issues Task Force Issue No. 00−21, Revenue Arrangements with Multiple Deliverables. The useful life of our shufflers and Deck Checkers™ is five years with proper maintenance; the life can be extended with the replacement of component parts. If the customer does not possess the required creditworthiness or an established payment history with us, we would then book the revenue as an installment sale and recognize it over time as payments are received. Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms. All rental contracts are cancelable upon 30−day written notice by the customer. Maintenance expense for rental units is recorded in the period it is incurred. Although sales are not generally made with a right to return, upon occasion, usually associated with the performance warranty, sales returns and allowances are recorded after returned goods are received and inspected. We provide currently for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for our products, we do provide for maintenance contracts that are billed and recognized on a monthly basis.

Intangible Assets.

We currently amortize our intangible assets (patent and technology rights) on a straight-line basis over estimated useful lives of 10 years. Management believes that the useful life of patents and technology rights equals the full term of the patent.

Recent Accounting Pronouncements.

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”). SFAS 123R requires certain changes in the way compensation cost related to share based employee compensation transactions is recognized in the financial statements as compared to SFAS No. 123, Accounting for Stock-Based Compensation. The provisions of SFAS 123R are effective for the company as of the first interim period that begins after December 15, 2005. Accordingly, we will implement the revised standard in the first quarter of fiscal year 2006, unless we decide to adopt it earlier. Since the company adopted SFAS No. 123 effective as of January 1, 2003, the effect of adopting SFAS 123R is not expected to be material.

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

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal year beginning after December 15, 2005. We have not completed our evaluation or determined the impact of adopting SFAS No. 154, which may be material to our results of operations in the first quarter of fiscal year 2006 and thereafter.

Risk Factors

We require additional funding in the future to continue to operate our business. We had working capital of $9,303,385 as of June 30, 2005, however our working capital continues to deteriorate due to ongoing losses. Based on presently known commitments and plans, we believe that we will require a minimum of $3 million of additional capital to fund our operations and required expenditures through the fourth quarter of 2005. We will endeavor to raise additional required funds through various financing sources, including additional sales of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. Our ability to seek additional sources of capital is restricted by a covenant related to our 10% senior secured convertible notes that prohibits us from incurring indebtedness through loans, lines of credit and other forms of indebtedness, including equipment financing, in excess of $15,000,000. Accordingly, no assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations in the upcoming year. Our inability to obtain additional capital as and when needed may materially adversely affect our ability to continue our present level of operations.

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003, we have incurred net losses of $5,742,855, $7,149,194 and $7,812,089, respectively, and our operations have used $4,620,557, $10,660,133 and $11,526,665 of cash, respectively. As of June 30, 2005, December 31, 2004 and December 31, 2003, we had accumulated deficits of $57,474,396, $51,731,541 and $44,582,347, respectively. Based on our presently known commitments and plans, we believe that we will require a minimum of $3 million of additional capital to fund our operations and required expenditures through the fourth quarter of 2005. If we are unable to generate these funds from operational cash flow we will be required to locate additional sources of capital from private or public placements of debt or equity, or from institutional or other lending sources. If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.

We require stockholder approval to increase our authorized shares to ensure a sufficient number of shares are available for the conversion of the March Senior Notes.. As of July 1, 2005, we have 25,000,000 shares of common stock authorized and 16,764,005 shares of common stock outstanding. In addition, as of July 1, 2005, we have issued stock options to purchase 3,267,622 shares of common stock, warrants to purchase 2,543,053 shares of common stock and February Senior Notes convertible into 3,636,363 shares of common stock. Due to the shares outstanding and shares reserved as of July 1, 2005, we do not have a sufficient number of authorized shares remaining to cover the shares issuable upon the conversion of the March Senior Notes, if at all. Our board of directors has authorized an amendment to our articles of incorporation to increase our total authorized number of shares. However, our stockholders must also approve the amendment to our articles of incorporation. Although we expect our stockholders to approve the amendment, there is no guarantee of such a result. If the stockholders do not approve of the amendment, we will be in breach under the terms of the March Senior Notes.

We may be unable to generate sufficient demand for our products. If we fail to generate sufficient demand for our products, we may be unable to sustain operations or generate a return to investors. Until January 2000, we were in the development stage and derived minimal revenues from our products. Currently we are an operating company that continues to develop new products. Since January 2000, our activities have been limited to analyzing and consulting with persons in the gaming industry, developing and manufacturing new products, establishing distribution networks for our products, marketing our products to the gaming industry, and commencing product sales. During such time, we have derived only limited revenues, which have been insufficient to sustain our operations. We may not generate sufficient revenue to sustain our operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for our products. The overall market may not be receptive to our products, and we may not successfully compete in the target market for our products.

Our leased shufflers are more susceptible to replacement by customers. All of our leased shufflers are placed with customers under short-term lease arrangements, which, unlike long-term leases or permanent sales of our products, can easily be terminated by a dissatisfied customer. The manner in which such short-term leases are structured puts our shufflers at greater risk of replacement due to pressure from competitors, changes in economic conditions, obsolescence and declining popularity. Casino operators may terminate the use of our products, and we may not be able to maintain and expand the number of installed shufflers through enhancement of existing shufflers, introduction of new shufflers, customer service or otherwise.

We may be required to record a charge to sales returns and allowances related to our lease agreements and purchase contracts. Due to the competitive environment in which we operate, we have agreed to extended payment terms in a significant number of our leasing agreements and purchase contracts that permit the customer to return our products at any time with no further monetary obligation to us. If we have recorded all of the revenue that would have been received from the relevant leasing agreement or purchase contract, and the product is returned to us, we will then be required to record a charge against sales returns and allowances. As a result, our operating results for the relevant period in which the charge is taken will be adversely impacted.

We may be unable to adequately protect our intellectual property right. Our success depends upon maintaining the confidentiality and proprietary nature of our intellectual property rights. Our ability to compete may be damaged, and our revenues may be reduced if we are unable to protect our intellectual property rights adequately. To protect these rights, we rely principally on a combination of:

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

Adverse results in current litigation could result in substantial monetary damages and impacts on the manufacture and sale of certain of our shuffler products. Shuffle Master, our principal competitor in the shuffler market, filed two lawsuits against us for patent infringement. The first suit has been settled (see Part II - Item 1. Legal Proceedings). The second lawsuit alleges that our PokerOne™ Shuffler violates one of its patents concerning the card moving mechanism. Shuffle Master seeks treble damages, which, if awarded, could result in us owing it substantial sums of money, and, if large enough, could have a material adverse effect on our liquidity and our ability to conduct operations. Although we believe our position to be meritorious, litigation of this nature is a drain on our cash resources and our management’s time. Although Shuffle Master has asserted patent infringement claims and we believe we have reasonable defenses to the same, we cannot determine whether we will prevail in the lawsuit, nor whether damages, if awarded, would significantly impact our ability to continue to manufacture and sell particular products within the United States and its territories. If we do not prevail, we will be unable to sell the PokerOne™ shuffler products in the United States unless we change certain components used in the shuffler or obtain appropriate licenses from Shuffle Master to use the playing card shuffler apparatus. The preliminary injunction that Shuffle Master obtained against us in November 2004 prevented us from selling our PokerOne™ Shuffler in the United States. An appellate court stayed the injunction in March 2005. Similarly, we cannot determine whether Shuffle Master will assert other litigation claims based upon other patents it may currently or in the future own, nor can we determine the likely outcome of any such litigation or whether any such substantial litigation would have a material adverse effect on our business as presently conducted or as anticipated.

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

If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter into costly licensing arrangements or redesign our products so as to exclude the infringing technology. As a result, we would incur substantial costs and delays in product development, sales and shipments, our revenues may decline substantially and we may not be able to achieve the growth required for us to achieve profitability

We rely on distributors in international markets, and our limited sales experience in foreign countries could cause us to lose sales. Substantially all sales of our products outside the United States are achieved through distributor relationships. We believe the distributors that we have engaged are experienced and reputable; however, if we are unable to manage these relationships, our ability to generate revenue and profits in the non-U.S. market may be adversely affected. To the extent that we engage in direct sales outside the United States, we have limited sales experience and history in foreign markets. On January 21, 2005, we entered into an exclusive five-year agreement with TCS to market and distribute our shuffler products outside of the United States. However, if TCS is unable to place our shuffler products outside of the United States, our liquidity will be adversely affected. In July 2005 we entered into a contract with Simon Herbert to serve as our Vice President of International Sales. Mr. Simon is a 25 year senior gaming industry executive who is credited with building several multi-million dollar operations. Most notably, Mr. Herbert served as CEO of TCS Group. Mr. Herbert will oversee VendingData's international distribution partnerships.

Our management holds a controlling interest in our common stock, giving our management the power to control all matters submitted to our stockholders. As of July 1, 2005, our executive officers and members of our board beneficially own approximately 8,099,563 shares of common stock, or approximately 34.8% of the outstanding shares of our common stock, assuming exercise or conversion of all options, warrants and convertible debentures held by our executive officers and members of our board that are exercisable within 60 days of July 1, 2005. Accordingly, these stockholders have the power to control all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for non management stockholders to effect substantial changes in our company, and also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Item 3.	Controls and Procedures

(a) Evaluation of Disclosure Controls. We evaluated the effectiveness of our disclosure controls and procedures as of the end of the six months ended June 30, 2005. This evaluation was done with the participation of Mark R. Newburg, our Executive Director and Treasurer, and Douglas H. Caszatt, our Acting Chief Financial Officer, Secretary and Controller. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in Disclosure Controls and Procedures. There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On July 12, 2005, we entered into a Settlement Agreement with Shuffle Master, Inc., with respect to the legal proceeding filed on March 27, 2002, by Shuffle Master, Inc., against us in the United States District Court, District of Nevada (Case No. CV-S-02-0438-JCM-PAL). The complaint alleged, among other things, claims for patent infringement relating to two of Shuffle Master’s patents and requested treble damages and an injunction enjoining us from infringing on such patents. The Shuffle Master patents at issue are United States Patent Numbers 6,325,373 and 6,068,258, regarding registering use of a playing card shuffler apparatus and the displaying of the use on a display. We had denied the claims and asserted counterclaims against Shuffle Master. The trial date for this matter was set for July 25, 2005.

Pursuant to the Settlement Agreement, the parties have agreed to dismiss their claims and counter-claims in the particular action and Shuffle Master has agreed not to bring any claims against us for the infringement of the above-referenced patents for past or future use of the technology, with the exception of matters involving infringement of the following aspects of Patent No. 6,325,373: (i) a method of recovering from a card jam in an automatic card shuffler, as further described in Claim 6 of Patent No. 6,325,373; and (ii) an automatic card shuffler with a card moving mechanism to clear card jams, as further described in Claim 7 of Patent No. 6,325,373. In return, we will make settlement payments to Shuffle Master in the amount of $400,000 payable on or before July 14, 2005, and $400,000 which is due on or before May 14, 2006.

The Settlement Agreement extends only to the matters described above relating to Patent Numbers 6,325,373 and 6,068,258, and does not extend to the legal proceeding filed on October 5, 2004, by Shuffle Master, Inc., against us in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL). Those litigation proceedings continue and are not affected by the Settlement Agreement. The second lawsuit alleges that our PokerOne™ Shuffler violates a Shuffle Master patent concerning the card moving mechanism. Shuffle Master seeks treble damages. If we do not prevail, we will be unable to sell the PokerOne™ shuffler products in the United States unless we change certain components used in the shuffler or obtain appropriate licenses from Shuffle Master to use the playing card shuffler apparatus. The preliminary injunction that Shuffle Master obtained against us in November 2004 prevented us from selling our PokerOne™ Shuffler in the United States. An appellate court stayed the injunction in March 2005.

On June 2, 2005, we received a summons and complaint in connection with an automobile accident involving a former employee of the company. The claim was filed in the Superior Court of California, County of San Francisco, and the amount of the lawsuit is in excess of $2 million. We have responded to the complaint and referred the case to our insurance carrier.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2005, we received $21,875 from three warrant holders who exercised warrants and received 12,500 shares.

Pursuant to a repurchase agreement dated April 8, 2005, we repurchased 448,053 shares of common stock from certain investors for which the Company issued warrants allowing the investors to purchase an equal number of shares of our common stock at $0.01 per share. The warrants vest on April 8, 2006 and expire on April 8, 2010. We will hold the common stock as treasury shares. No payment was made to any parties as a result of this repurchase agreement.

Item 6.	Exhibits.

Exhibits.

10.1	Settlement Agreement dated July 12, 2005 between VendingData Corporation and Shuffle Master, Inc

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VendingData Corporation
(Registrant)

Date: August 9, 2005	By:	/s/ Mark R. Newburg
Mark R. Newburg
Executive Director and Treasurer (Principal Executive Officer)

Date: August 9, 2005	By:	/s/ Douglas H. Caszatt
Douglas H. Caszatt
Acting Chief Financial Officer, Secretary and Controller (Principal Financial Officer)