Form 10QSB/A
period 2004-09-30
VENDINGDATA CORP
filed 2005-11-14
CIK 1004673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

VendingData Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, to reverse $338,000 and $1,576,000 of revenue recognized during the three and nine months ended September 30, 2004, respectively, with respect to four contracts and to restate inventory as of, and cost of sales during the three and nine months ended, September 30, 2004 by $304,000 and $287,880, respectively, to make other resulting adjustments to its financial statements. The effect of the restatements was to increase previously reported net loss by $1,863,727 and $642,155 ($0.10 and $0.03 per share) for the nine month and three month periods ended September 30, 2004, respectively. These adjustments will not result in present or future cash expenditures. (See the disclosure under the heading “Restatement” in Note 1 to the financial statements in this Quarterly Report on Form 10-QSB/A).

The Items in our Form 10-QSB for the quarter ended September 30, 2004, that are amended and restated are as follows: Part I: Item 1 - Financial Statements; Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part II: Item 6 - Exhibits and Reports on Form 8-K.

The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarter ended October 30, 2004 in the form filed on November 15, 2004. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

— i —

VENDINGDATA CORPORATION

FORM 10-QSB/A

— ii —

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

VENDINGDATA CORPORATION
Balance Sheets

	September 30, 2004	December 31, 2003
ASSETS	(unaudited)
Current assets:	(restated)
Cash and cash equivalents	$2,685,355	$11,526,664
Current portion of accounts receivable, trade, net of allowance for uncollectibles of $149,190 and $125,530	2,287,729	2,354,054
Due from affiliate	40,602	31,802
Other receivables	99,212	29,836
Inventories	5,433,918	4,150,414
Prepaid expenses	391,658	52,028
	10,938,474	18,144,798

Equipment rented to customers, net of accumulated depreciation of $506,727 and $316,245	458,217	608,555
Property and equipment, net of accumulated depreciation of $2,163,868 and $1,859,206	931,803	1,063,951
Intangible assets, net of accumulated amortization of $399,284 and $288,203	1,168,847	1,282,088
Due from affiliate - non current	118,800	118,800
Accounts receivable, trade, net of current portion, less unamortized discount	1,468,394	1,140,984
Deferred expenses	624,334	250,697
Deposits	931,058	1,284,827
Other assets	—	265,478
	$16,639,927	$24,160,178

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of leases payable	$1,861,697	$2,237,073
Accounts payable	1,109,602	1,727,460
Accrued expenses	512,894	824,307
Deferred revenues, current portion	239,215	171,875
Short-term debt	238,250	270,743
Current portion of convertible debt	—	2,368,077
Customer deposits	196,360	178,805
	4,158,018	7,778,340

Deferred revenues, net of current portion	243,175	219,890
Notes payable, net of current portion	3,250,000	—
Leases payable, net of current portion	560,133	1,916,723
	8,211,326	9,914,953
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 17,198,198 and 16,765,580 shares issued and outstanding	17,198	16,766
Additional paid-in capital	59,760,641	58,810,806
Deficit	(51,349,238)	(44,582,347)
Total stockholders' equity	8,248,601	14,245,225
Total liabilities and stockholders' equity	$16,639,927	$24,160,178

VENDINGDATA CORPORATION
Statements of Operations

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 restated	2003	2004 restated	2003

Revenues:
Sales	$643,866	$2,187,003	$2,276,395	$5,342,670
Rental	137,002	269,750	509,175	938,852
Other	42,782	9,399	152,317	39,485
	823,650	2,466,152	2,937,887	6,321,007
Operating expenses:
Cost of sales	857,733	1,403,546	2,472,313	3,566,691
Selling, general and administrative	1,832,645	1,267,831	4,805,598	4,303,496
Research and development	350,112	336,910	1,145,101	709,770
Inventory write down	575,446	—	575,446	—
	3,615,936	3,008,287	8,998,458	8,579,957
Loss from operations	(2,792,286)	(542,135)	(6,060,571)	(2,258,950)

Interest expense, unrelated parties	188,261	620,569	682,362	1,709,430
Interest expense, related parties	9,460	139,256	24,523	413,559
Gain on disposition of assets	—	—	(567)	—
	197,721	759,825	706,318	2,122,989

Net loss	$(2,990,007)	$(1,301,960)	$(6,766,889)	$(4,381,939)

Basic and diluted loss per share	$(0.17)	$(0.17)	$(0.39)	$(0.57)

Weighted average shares outstanding	17,198,198	7,646,430	17,184,127	7,636,185

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2004 restated	2003

Operating activities:
Net cash used in operating activities	$(8,563,227)	$(8,897,624)

Investing activities:
Acquisition of intangible assets	(4,900)	(1,022,720)
Acquisition of plant and equipment	(193,043)	(635,990)
Acquisition of equipment produced for rental	—	(9,500)
Disposition of equipment produced for rental	—	785,600
Other	665	705
Deposits	—	(204,794)
Net cash used in investing activities	(197,278)	(1,086,699)

Financing activities:
Proceeds from sale of stock	—	574,420
Reimbursement of offering expense	36,731	—
Proceeds from leases payable	—	989,820
Repayment of leases payable	(1,731,966)	(2,110,205)
Proceeds from notes payable	3,250,000	400,000
Repayment of short-term debt	(32,493)	(384,000)
Proceeds from convertible debt	—	9,050,000
Repayment of convertible debt	(1,603,077)	—
Net cash provided by (used in) financing activities	(80,805)	8,520,035

Change in cash and cash equivalents:
Decrease in cash	(8,841,309)	(1,464,288)
Cash and cash equivalents at beginning of period	11,526,664	1,778,297
Cash and cash equivalents at end of period	$2,685,355	$314,009

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003, as included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission from which the accompanying balance sheet information as of that date was derived. Certain reclassifications have been made to amounts presented in prior periods for comparability to the current period presentation.

Restatement

As reported on our Form 8-K dated November 1, 2005 filed with the SEC, we concluded, after consultation with our independent auditors, that errors in revenue recognition practices and in allocation of labor and overhead costs to inventory costs require us to restate previously reported financial results for fiscal 2004. We have reversed $338,000 and $1,576,000 of revenue recognized during the three and nine months ended September 30, 2004, respectively, with respect to four contracts and restated inventory as of, and cost of sales during the three and nine months ended, September 30, 2004 by $304,000 and $287,880, respectively to make other resulting adjustments to its financial statements. The effect of the restatements was to increase previously reported net loss by $1,863,727 and $642,155 ($0.10 and $0.03 per share) for the nine month and three month periods ended September 30, 2004, respectively. These adjustments will not result in present or future cash expenditures.

Note 2—Segments

The revenue segments identified for geographic region-based enterprise-wide data are as follows:

	Three Months Ended September 30,		Nine Months Ended September, 30,
	2004 restated	2003	2004 restated	2003
United States	$791,995	$1,856,432	$2,893,609	$5,636,287
Asia	31,655	461,250	44,278	536,250
South America	—	148,470	—	148,470

The Company’s revenues, depreciation and operating income distribution by product are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 restated	2003	2004 restated	2003

Revenues
SecureDrop®	$106,637	$789,786	$236,942	$2,124,519
Shuffler	106,947	670,409	1,148,894	2,932,233
Deck CheckerTM	567,284	996,558	1,399,734	1,224,770
Other revenue	42,782	9,399	152,317	39,485
	$823,650	$2,466,152	$2,937,887	$6,321,007
Depreciation and amortization
SecureDrop®	$0	$0	$0	$0
Shuffler	55,604	141,252	167,386	426,269
Deck CheckerTM	9,229	0	23,096	0
Selling, general and administrative	142,331	136,250	442,663	356,184
	207,164	277,502	633,145	782,453
Operating income (loss)
SecureDrop® gross margin	$61,691	$434,550	$23,598	$1,105,229
Shuffler gross margin	12,702	482,853	827,094	2,146,459
Deck CheckerTM gross margin	484,115	742,381	1,200,755	880,070
Other cost of goods sold	(1,168,037)	(597,178)	(2,161,319)	(1,377,442)
Selling, general and administrative	(1,832,645)	(1,267,831)	(4,805,598)	(4,303,496)
Research and development	(350,112)	(336,910)	(1,145,101)	(709,770)
	$(2,792,286)	$(542,135)	$(6,060,571)	$(2,258,950)

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

Note 6—Liquidity Issues

The Company’s ability to maintain adequate liquidity is dependent upon the success of management’s plans to address and overcome prior operating losses. Management is updating its 2004 operating plan to increase its sales by expanding its product line and improving its sales efforts both domestically and internationally. Management has also adopted a program to reduce operating costs through the transfer of manufacturing operations to China and restructuring its service functions to reduce labor and rental expense. Management focused on financial condition and liquidity improvements through its capital raising efforts in 2003 along with substantial debt reduction and debt conversion. Through the nine months ended September 30, 2004, the Company remained reliant upon capital from external sources in order to sustain its operations. The Company believes that it has sufficient liquidity to support its operations until the first quarter of 2005 and that it will be able to secure additional debt or equity capital to meet its needs in 2005. The Company’s efforts to secure additional financing sources are being impacted by the outcome of the November 29, 2004 hearing on the preliminary injunction sought by a competitor. An adverse outcome of that hearing would likely impact the cost of and availability of additional financing to the Company. See Part II - Other Information, Item 1, Legal Proceedings.

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

The Company is currently involved in litigation involving allegations that its products infringe upon the patents of a competitor. For additional information, see Part II - Other Information, Item 1., Legal Proceedings.

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

During the nine months ended September 30, 2004, we have focused on certain steps designed to improve our long-term operations and growth. These steps included the following:

•	We transferred the Deck Checker™ technology from a third party vendor in Auckland, New Zealand to our China manufacturing facility.

•	We substantially completed the development of our PokerOne™ shuffler and began preliminary production in our China facility beginning in May 2004.

•	We leased and commenced operations in six additional buildings in our China facility.

•	We transferred research and development for all our table game products to China.

•	We commenced the manufacture of our Deck Checker™ in our China facility.

•	We substantially completed the development of our new RandomPlus™ shuffler.

While we have focused on these significant improvements, our sales have been adversely impacted by several factors, including:

•	The effect of pending corporate mergers of major gaming customers on the progression of sales of our SecureDrop™ products.

•	Longer than anticipated approval times from gaming regulatory labs for our Deck Checker™ and PokerOne™ shuffler products.

•	The amount of time and resources that have been spent to transfer significant components of our operations to China.

•	The periods of redundant functions while the transfer of manufacturing and research/development to China has been underway.

•	Delays in completion of our RandomPlus™ shuffler.

•	The development of two additional specialty games for the Macau market which was the beta site for our PokerOne™ shuffler.

Financial Condition

Total assets decreased from $24,160,178 to $16,639,927 between December 31, 2003 and September 30, 2004, a decrease of $7,520,251 or 45%. The decrease in total assets was due primarily to the $8,841,309 decrease in cash, offset, in part, by a $1,283,504 increase in inventories, a $1,590,816 increase in trade accounts receivable and a $339,630 increase in prepaid expenses. The decrease in cash was due to continuing negative operating cash flows and debt reduction. The primary reason for the increase in trade receivables were the sale of Deck Checkers™ on extended payment terms. Through the use of cash to increase our inventories of Deck Checker™ units and shufflers, including the PokerOne™ Shuffler, we recognized a net $1,283,504 increase in inventories between December 31, 2003 and September 30, 2004. The net increase in inventories includes a reserve of $575,446 for obsolete inventories recorded during the three months ended September 30, 2004. The increased reserve related primarily to our inventories of the Random Ejection Shuffler™ and SecureDrop® systems.

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

During the three months ended September 30, 2004, our management conducted a review of our inventory and determined that there is some impairment of our inventory of Random Ejection Shufflers™ held for rental purposes, as well as related labor and overhead held in inventory. Additionally, our management determined that our inventory contained certain obsolete parts related to the SecureDrop® Hard Count System. In view of these findings, our management established a reserve in the amount of $575,446, which was recorded as a charge to cost of goods sold during the three months ended September 30, 2004. Upon commencement of sales of the RandomPlus™ shuffler, our management will review our Random Ejection Shuffler™ inventory in the future and believes that there is a possibility that additional reserves estimated to be in the range between $700,000 and $1,200,000 may be required. The provisioning of reserves for obsolete inventory will be based primarily on our estimated forecast of product demand and related manufacturing requirements.

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

Revenue Recognition

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

Intangible Assets

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

Results of Operations

Comparison of Three Months Ended September 30, 2004 and 2003

Revenue

For the three months ended September 30, 2004, total revenues decreased from $2,466,152 to $823,650, compared to the three months ended September 30, 2003, a decrease of $1,642,502 or 67%. The decrease in total revenues was due primarily to decreases in our SecureDrop® and our shuffler revenue. We believe that the decreases in revenue were due, in part, to the allocation of resources to transfer of certain operations to our China facilities, the longer than anticipated approval times for our new products from gaming regulatory laboratories, the continued development and testing of our new shuffler products, the pending merger transactions involving major U.S. casino operators that have delayed negotiations involving our SecureDrop® products and the delays in discussions with potential international customers.

Deck Checker™. Revenue related to the sale and rental of our Deck CheckerTM product decreased 43% compared to the three months ended September 30, 2003. We expect Deck CheckerTM revenue to grow as the number of jurisdictions where we can sell the product increases coupled with increased industry acceptance of the product.

SecureDrop®. Our SecureDrop® revenue decreased by 87% during the three months ended September 30, 2004 in comparison to the three months ended September 30, 2003. Although we currently have proposals outstanding for new contracts that may impact revenue in the fourth quarter of 2004, due to the uncertainties related to the ultimate likelihood and timing of the award of these contracts, we believe that we will continue to experience significant fluctuations in SecureDrop® revenue through the end of 2004 and into 2005.

Shufflers. During 2003, we made a strategic decision to offer our customers the choice to either continue renting or to purchase our shufflers for the same monthly payments through long-term sales agreements that range from 24-48 months. This decision was based on competitive forces in the marketplace and the anticipated introduction of our next generation shufflers in 2004. As result of this strategic decision, we recorded shuffler sale revenue in the three months ended September 30, 2003 that we were not able to replace in the three months ended September 30, 2004, resulting in a reduction in the number of shufflers currently outstanding on a rental basis. Accordingly, we experienced a 60% decrease in shuffler sales revenue and a 47% decrease in shuffler rental revenue during the three months ended September 30, 2004 in comparison to the three months ended September 30, 2003. Furthermore, due to the continued development and testing of our new RandomPlus™ and PokerOne™ shufflers, as well as delays in obtaining required regulatory approvals, we were also not able to replace either shuffler sales revenue or rental revenue with revenue from these new shuffler products during the three months ended September 30, 2004.

Other Revenues. Our other revenues for the three months ended September 30, 2004 were flat compared to the three months ended September 30, 2003.

Cost of Sales

For the three months ended September 30, 2004, our cost of sales increased to $1,433,179, compared to $1,403,546 for the three months ended September 30, 2003, an increase of $29,633 or 2%. The cost of sales for the three months ended September 30, 2004 includes a $575,446 reserve for obsolete inventories. Although our revenue during the three months ended September 30, 2004 decreased, our costs of sales during the three months ended September 30, 2004 increased primarily due to the aforementioned $575,446 inventory reserve. The gross margin on revenue for the three months ended September 30, 2004 was a negative $609,529, or a negative 74%. This compares to a gross margin percentage of $1,062,606, or 43%, for the three months ended September 30, 2003. The decrease in gross margin and gross margin percentage from the same period of the prior year reflects the establishment of a $575,446 reserve for obsolete inventories, the sale of rented shufflers with low depreciated book values during the three months ended September 30, 2003, and the costs incurred during 2004 as we transitioned our manufacturing from Las Vegas to China. As this transition is completed, we expect improvement in our gross margins in the remainder of 2004 and 2005. However, as previously noted, management will continue to evaluate the transition of certain of our products, such as the Random Ejection Shuffler™, which is anticipated to be replaced by the RandomPlus™ shuffler, to determine whether future periods should include additional inventory reserves.

Deck Checker™. The Deck CheckerTM cost of goods sold decreased by 171,008, or 67%, during the three months ended September 30, 2004. The decrease was due primarily to a decrease in our Deck CheckerTM revenue. The gross margin percentage on revenue from Deck CheckerTM sales revenue was 15% during the three months ended September 30, 2004, compared to 27% during the three months ended September 30, 2003. The decrease in gross margin percentage was due to fewer sales of Deck CheckersTM as distributors sell inventory received during the first half of 2004. By manufacturing of Deck CheckersTM at our China facility, we anticipate lower costs per unit and an increase in gross margin percentage.

SecureDrop®. Our SecureDrop® cost of goods sold decreased by 86% during the quarter ended September 30, 2004. The decrease is directly related to the decrease in SecureDrop® sales during the same period. The gross margin percentage on revenue from SecureDrop® sales revenue was 58% in the three months ended September 30, 2004 compared to a gross margin percentage of 55% for the three months ended September 30, 2003.

Shufflers. Our shuffler cost of goods sold for the three months ended September 30, 2004 increased by 1% compared to the three months ended September 30, 2003. The gross margin percentage on revenue from shuffler sales revenue was 54% in the three months ended September 30, 2004 compared to 90% for the three months ended September 30, 2003. The conversion of existing rental shufflers with low book values due to depreciation to purchases resulted in an increased gross margin percentage during the three months ended September 30, 2003.

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

Selling, General and Administrative Expense

For the three months ended September 30, 2004, our selling, general and administrative expenses were $1,832,645, an increase of $564,814, or 45%, from $1,267,831 for the three months ended September 30, 2003. The increase in selling, general and administrative expenses related primarily to increases in salaries, consulting and accounting expenses, travel and entertainment expenses, legal and regulatory expenses and other expenses, offset, in part, by decreases in trade show expenses and rent expenses. Included in these expenses was a $293,383 increase in legal and regulatory expenses due the increased investigatory and related gaming compliance costs, the increased costs associated with our financing activities, and the costs associated with our intellectual property litigation.

Research and Development Expense

For the three months ended September 30, 2004, research and development expenses were $350,112, a decrease of $13,202, or 4%, from $336,910 for the three months ended September 30, 2003. Although research and development has been a significant cost, we anticipate that these costs may decrease in the future as a percentage of revenue as more of our research and development functions are being moved to our China facility.

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

Net Loss

For the three months ended September 30, 2004, we had a net loss of $2,990,007 compared to a net loss of $1,301,960 for the three months ended September 30, 2003, an increase of $1,668,047, or 130%. The increase in net loss was primarily due to decreases in revenue and increases in operating expenses, including inventory reserves for obsolete inventory, offset, in part, by decreases in interest expenses. Basic loss per share was $0.17 for the three months ended September 30, 2004, compared to $0.17 for the three months ended September 30, 2003. Although we experienced increased losses during the three months ended September 30, 2004, the unchanged basic loss per share for the three months ended September 30, 2004 was due to the increased number of weighted average shares outstanding during the three months ended September 30, 2004 in light of our public offering of common stock in December 2003 and the conversion of debt into shares of common stock in December 2003 and in the three months ended March 31, 2004.

Comparison of Nine Months Ended September 30, 2004 and 2003

Revenue

For the nine months ended September 30, 2004, our revenues were $2,937,887, compared to $6,321,007 for the nine months ended September 30, 2003, a decrease of $3,383,120, or 54%. The decrease was due primarily to decreases in SecureDrop™ revenue and shuffler revenue, offset, in part, by increases in Deck CheckerTM revenue. We believe that the decreases in revenue were due, in part, to the allocation of resources to transfer of certain operations to our China facilities, the longer than anticipated approval times for our new products from gaming regulatory laboratories, the continued development and testing of our new shuffler products, the pending merger transactions involving U.S. major casino operators that have delayed negotiations involving our SecureDrop® products and the delays in discussions with potential international customers.

Deck Checker™. Revenue related to the sale and rental of our Deck CheckerTM product increased 14% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase in Deck Checker™ revenue in 2004 was due to the introduction of the Deck Checker™ in the second quarter of 2003. We expect Deck CheckerTM revenue to grow as the number of jurisdictions where we can sell the product increases coupled with increased industry acceptance of the product.

SecureDrop®. Our SecureDrop® revenue decreased by 89% during the nine months ended September 30, 2004 in comparison to the nine months ended September 30, 2003. The decrease was due to the major installations of SecureDrop® products at properties operated by Caesars Entertainment Inc. during the nine months ended September 30, 2003 and the absence of sufficient sales to replace the revenue generated by these installations. Although we are currently have proposals outstanding for new contracts that may impact revenue in the fourth quarter of 2004, due to the uncertainties related to the ultimate likelihood and timing of the award of these contracts, we believe that we will continue to experience significant fluctuations in SecureDrop® revenue through the end of 2004 and into 2005.

 Shufflers. During 2003, we made a strategic decision to offer our customers the choice to either continue renting or to purchase our shufflers for the same monthly payments through long-term sales agreements that range from 24-48 months. This decision was based on competitive forces in the marketplace and the anticipated introduction of our next generation shufflers in 2004. As result of this strategic decision, we recorded shuffler sale revenue in the nine months ended September 30, 2003 that we were not able to replace in the nine months ended September 30, 2004 and reduced the number of shufflers placed on a rental basis. Accordingly, we experienced a 60% decrease in shuffler sales revenue and a 62% decrease in shuffler rental revenue during the nine months ended September 30, 2004 in comparison to the nine months ended September 30, 2003. Furthermore, due to the continued development and testing of our new RandomPlus™ and PokerOne™ shufflers, as well as delays in obtaining required regulatory approvals, we were also not able to replace either shuffler sales revenue or rental revenue with revenue from these new shuffler products during the nine months ended September 30, 2004.

Other Revenues. Our other revenues for the nine months ended September 30, 2004 increased by 286% compared to the nine months ended September 30, 2003 due to increases in the sale of supplies for SecureDrop® and the Deck Checker™. The upward trend will continue for these consumables as we increase the installed base, particularly Deck Checker™.

Cost of Sales

For the nine months ended September 30, 2004, our cost of sales was $3,047,759, compared to $3,566,691 for the nine months ended September 30, 2003, a decrease of $518,932, or 15%. The cost of sales for the nine months ended September 30, 2004 includes a $575,446 reserve for obsolete inventories recorded in the three months ended September 30, 2004. Although our revenue during the three months ended September 30, 2004 decreased significantly, our costs of sales during the three months ended September 30, 2004 did not decrease proportionally primarily due to the aforementioned $575,446 inventory reserve recorded during the three months ended September 30, 2004. The gross margin on revenue for the nine months ended September 30, 2004 was ($109,873), or (3%), compared to the gross margin on revenue for the nine months ended September 30, 2003 of $2,754,316, or 44%. The decrease in gross margin and gross margin percentage from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 reflects a decrease in revenues and an increase in costs of sales during the period, including the $575,446 increase in inventory reserves. However, as previously noted, management will continue to evaluate the transition of certain of our products, such as the Random Ejection Shuffler™, which is anticipated to be replaced by the RandomPlus™ shuffler, to determine whether future periods should include additional inventory reserves.

Deck Checker™. The Deck CheckerTM cost of goods sold decreased by $145,721, or 42%. The increase was due primarily to the increase in Deck CheckerTM revenue during the nine months ended September 30, 2004. The gross margin percentage on revenue from Deck CheckerTM revenue was 74% during the three months ended September 30, 2004, compared to 8% during the three months ended September 30, 2003. The increase in gross margin percentage was due to the increased sale of Deck CheckersTM manufactured at our China facility during the nine months ended September 30, 2004 versus the sale of Deck CheckersTM purchased from a third party manufacturer during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we sold the remaining Deck CheckersTM purchased from this third party manufacturer. By manufacturing Deck CheckersTM at our China facility, we anticipate lower costs per unit and an increase in gross margin percentage.

SecureDrop®. Our SecureDrop® cost of goods sold decreased by 79% during the nine months ended September 30, 2004. The decrease is directly related to the decrease in SecureDrop® revenue during the same period. The gross margin percentage on revenue from SecureDrop® sales revenue was 10% in the nine months ended September 30, 2004 compared to a gross margin percentage of 52% for the nine months ended September 30, 2003.

Shufflers. Our shuffler cost of goods sold for the nine months ended September 30, 2004 decreased by 59% compared to the nine months ended September 30, 2003. The decrease in our shuffler cost of goods sold was due to the decreased sale of shuffler units during the nine months ended September 30, 2004. The gross margin percentage on revenue from shuffler sales revenue was 17% in the nine months ended September 30, 2004 compared to 17% for the three months ended September 30, 2003.

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

Selling, General and Administrative Expenses

For the nine months ended September 30, 2004, our selling, general and administrative expenses were $4,805,598, compared to $4,303,496 for the nine months ended September 30, 2003, an increase of $502,102, or 12%. The increase in salaries, consulting and accounting expenses, travel and entertainment expenses, trade show expenses, repairs and maintenance, legal and regulatory expenses, insurance costs, depreciation expense and finance fees, offset, in part, by decreases in advertising expenses, rent, supply costs and other expenses.

Research and Development Expense

For the nine months ended September 30, 2004, our research and development expenses were $1,145,101, compared to $709,770 for the nine months ended September 30, 2003, an increase of $435,331, or 60%. The increase was due to expenses incurred as a result of our continued development efforts on the RandomPlusTM and PokerOneTM shufflers.

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

Net Loss

For the nine months ended September 30, 2004, we had a net loss of $6,766,889, compared to a net loss of $4,381,939 for the nine months ended September 30, 2003, an increase of $2,384,950, or 54%. The increase in net loss was primarily due to decreases in revenue and increases in operating expenses, including inventory reserves for obsolete inventory, offset, in part, by decreases in interest expenses. Basic loss per share was $0.39 for the nine months ended September 30, 2004, compared to $0.57 for the nine months ended September 30, 2003. Although we experienced increased losses during the nine months ended September 30, 2004, the relative decrease in basic loss per share for the nine months ended September 30, 2004 was due to the increased number of weighted average shares outstanding during the nine months ended September 30, 2004 in light of our public offering of common stock in December 2003 and the conversion of debt into shares of common stock in December 2003 and in the three months ended March 31, 2004.

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

Until we can generate sufficient cash from operations to support our business, we will need to raise additional cash from private placements of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, we will need to seek cash from public or private placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations in the upcoming year. If we continue to generate significant losses from our operations and we are not able to located additional sources of liquidity, we may be unable to continue as a going concern. Through the nine months ended September 30, 2004, we remained reliant upon capital from external sources in order to sustain its operations. We believe that we have sufficient liquidity to support our operations until the first quarter of 2005 and that we will be able to secure additional debt or equity capital to meet our needs in 2005. Although at a cost higher than other sources, we have access to up to $3,000,000 in lease financing as a potential source of liquidity should we need to draw on it. Our efforts to secure additional financing sources are also being impacted by the outcome of the November 29, 2004 hearing on the preliminary injunction sought by a competitor. An adverse outcome of that hearing would likely impact the cost of and availability of additional financing to us. See Part II - Other Information, Item 1. Legal Proceedings, below.

Item 3.	Controls and Procedures

Evaluation of Disclosure Controls. In our quarterly report on Form 10-QSB for the period ended September 30, 2004 filed by us with the SEC on November 15, 2004 (“Original Quarterly Report”), we disclosed that we evaluated the effectiveness of our disclosure controls and procedures as of the end of the three months ended September 30, 2004. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

In the Original Quarterly Report, we disclosed that based on the evaluation conducted as of September 30, 2004, we concluded that, subject to certain limitations noted in the Original Quarterly Report, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In connection with analysis that led up to the restatements set forth in this Amendment No. 1 to the Original Quarterly Report, we concluded that the circumstances underlying the restatements indicate that our disclosure controls and procedures as of and for the three months ended September 30, 2004 were deficient in respect of certain actions by former senior management to override established financial controls and procedures. We believe that all such deficiencies were corrected prior to September 30, 2005.

Changes in Internal Control Over Financial Reporting. In the Original Quarterly Report, we disclosed that although there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2004, we are continuously evaluating means of enhancing our internal controls. In this regard, in October 2004 we engaged Philip F. Otto as an independent consultant to provide financial advisory and related services, including a review our financial systems, a review of our corporate governance procedures and the preparation of business plans, financial models, and presentations. Most recently, Mr. Otto has provided financial, strategic and merger and acquisition advisory services to technology companies. Mr. Otto has also recently served as Chief Financial Officer, Chief Executive Officer and director of MedioStream, Inc, managing its operations in both Silicon Valley and Shanghai. From 1992 to1997, Mr. Otto was chairman and chief executive officer of NASDAQ-listed California Microwave, Inc.

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

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

On October 5, 2004, we held our Annual Meeting of Stockholders at which the following matters were voted on and approved by our stockholders:

1.	Election of four directors for terms expiring in 2005:

	For	Against/Withheld

Steven J. Blad	13,773,289	2,029,600
James E. Crabbe	15,703,489	99,400
Ronald O. Keil	15,704,289	98,600
Bob L. Smith	15,704,289	98,600

2.	Amendment to our 1999 Directors’ Stock Option Plan increasing the number of shares reserved thereunder from 20,000 shares to 300,000 shares:

For	11,110,877
Against	416,244
Abstain	12,814

3.	Amendment to our 1999 Stock Option Plan increasing the number of shares reserved thereunder from 2,000,000 shares to 3,000,000 shares:

For	11,112,077
Against	424,444
Abstain	3,414

4.	Ratification of the appointment of Piercy Bowler Taylor & Kern, as our independent auditors, for the fiscal year ending December 31, 2004:

For	15,706,389
Against	91,500
Abstain	5,000

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.1	Form of Promissory Note for 2004 Note Placement*

10.2	Form of Warrant for 2004 Note Placement*

10.3	Form of Security Agreement for 2004 Note Placement*

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

* Previously filed as an exhibit to our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed with the SEC on November 15, 2004

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

VendingData Corporation (Registrant)

Date: November 14, 2005	By:	/s/ Mark R. Newburg
Mark R. Newburg
	Its:	President, Chief Executive Officer and Treasurer (Principal Executive Officer)

Date: November 14, 2005	By:	/s/ Arnaldo F. Galassi
Arnaldo F. Galassi
Its:	Chief Financial Officer and Secretary (Principal Financial Officer)