Form 10QSB
period 2005-09-30
VENDINGDATA CORP
filed 2005-11-14
CIK 1004673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:	to

Commission file number:	001-32161

VendingData Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	91-1696010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6830 Spencer Street, Las Vegas, Nevada 89119
(Address of principal executive offices)

(702) 733-7195
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check whether the issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,947,337 shares of common stock, $.001 par value, as of November 3, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

VENDINGDATA CORPORATION

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

VENDINGDATA CORPORATION
Balance Sheet

September 30, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$442,728
Current portion of accounts receivable, trade, net of allowance for uncollectibles of $262,066	1,433,894
Due from affiliate	2,557
Other receivables	179,824
Inventories	4,937,137
Prepaid expenses	1,180,529
8,176,669

Equipment rented to customers, net of accumulated depreciation of $751,946	212,999
Property and equipment, net of accumulated depreciation of $2,280,487	761,922
Intangible assets, at cost, net of accumulated amortization of $581,098	1,787,034
Due from affiliate	79,400
Accounts receivable, trade, net of current portion, less unamortized discount	923,734
Deferred expenses	790,350
Deposits	7,798
$12,739,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of leases payable	$753,956
Accounts payable	2,613,870
Accrued expenses	1,100,099
Deferred revenues, current portion	152,613
Short-term debt	50,000
Customer deposits	188,440
4,858,978

Long -term obligations
Deferred revenues, net of current portion	153,250
Notes payable	12,000,000
Leases payable, net of current portion	496,228
Total liabilities	17,508,456
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
Common stock, $.001 par value, 25,000,000 shares authorized, 17,312,058 shares issued	17,312
Treasury stock 448,053 shares of common stock at cost	(846,820)
Deferred expenses	(1,956,485)
Additional paid in capital	63,410,010
Deficit	(65,392,568)
Total stockholders’ equity	(4,768,551)
Total liabilities and stockholders’ equity	$12,739,905

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Operations

(UNAUDITED)

	Three Months Ended Sept 30,		Nine months Ended Sept 30,
	2005	2004	2005	2004

Revenues:
Sales	$131,852	$643,866	$1,751,521	$2,276,395
Rental	159,662	137,002	416,441	509,175
Other	27,469	42,782	87,909	152,317
	318,983	823,650	2,255,871	2,937,887
Sales returns and allowances	(20,002)		(310,840)
	298,981	823,650	1,945,031	2,937,887

Operating costs and expenses:
Cost of sales	338,419	857,733	1,557,872	2,472,313
Selling, general and administrative	2,306,338	1,832,645	7,172,331	4,805,598
Research and development	591,807	350,112	1,069,496	1,145,101
Inventory write down	2,584,290	575,446	2,584,290	575,446
	5,820,854	3,615,936	12,383,989	8,998,458
Loss from operations	(5,521,873)	(2,792,286)	(10,438,958)	(6,060,571)

Interest expense, unrelated parties	384,665	188,261	1,193,472	682,362
Interest expense, related parties		9,460	15,063	24,523
(Gain) loss on disposition of assets			1,900	(567)
	384,665	197,721	1,210,435	706,318
Net loss	$(5,906,538)	$(2,990,007)	$(11,649,393)	$(6,766,889)

Basic loss per share	$(0.35)	$(0.17)	$(0.68)	$(0.39)
Weighted average shares outstanding	16,864,005	17,198,198	17,105,093	17,184,127

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Cash Flows

(UNAUDITED)

	Nine months Ended Sept 30,
	2005	2004

Net loss	$(11,649,394)	$(6,766,889)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	582,850	633,146
Amortization of deferred interest	158,552	209,070
Non-cash compensation expense	365,126	113,207
Loss on disposition of assets	1,900	(567)
Equipment produced and held for rental	0	(46,193)
Write down of inventory	2,584,290	575,446
Equipment converted from rental to sales	–	6,615
Increase in operating assets:
Trade accounts receivable	710,717	(261,085)
Other receivables	(32,391)	(78,176)
Inventory	(1,074,013)	(1,858,950)
Prepaid expenses	(116,516)	(339,630)
Deferred expenses	(2,358,931)	(597,378)
Deposits with vendors	(3,079)	353,769
Other assets	–	265,478
Accounts payable	1,189,145	(617,858)
Accrued expenses	668,671	(261,411)
Deferred expenses	(132,402)	90,625
Customer expenses	(5,175)	17,555
Total adjustments	2,538,744	(1,796,337)
Net cash used in operating activities	(9,110,650)	(8,563,226)

Cash flows from investing activities:
Acquisition of intangible assets	–	(4,900)
Acquisition of plant and equipment	(897,707)	(193,043)
Disposition of equipment produced for rental	–	–
Disposition of intangible assets	–	665
Proceeds from sale of plant and equipment	4,700	–
Net cash used in investing activities	(893,007)	(197,278)

Cash flows from financing activities:
Reimbursement of offering expense		36,731
Proceeds from sale of stock	3,566,852	–
Acquisition of treasury stock	(846,820)
Repayment of leases payable	(1,743,057)	(1,731,966)
Proceeds from notes payable	8,750,000	3,250,000
Repayment of short-term debt	(188,250)	(32,493)
Repayment of convertible debt	–	(1,603,077)
Net cash provided by (used in) financing activities	9,538,725	(80,805)

Decrease in cash and cash equivalents	(464,932)	(8,841,309)
Cash and cash equivalents at beginning of period	907,660	11,526,664
Cash and cash equivalents at end of period	$442,728	$2,685,355

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

The results of operations for the current period presented here are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. As noted below, the Company intends to restate its financial statement for the year ended December 31, 2004 and file the restated fiscal 2004 financial statements by way of an amendment to its 2004 Annual Report on Form 10-KSB. Certain reclassifications have been made to amounts presented in prior periods for comparability to the current period presentation.

The accompanying unaudited financial statements, including the results of operations for the three and nine month periods ended September 30, 2004, give effect to the restatements discussed in the amended Quarterly Report on Form 10-QSB/A for those periods filed on November 14, 2005.

Note 2—Segments

The segments identified for geographic region-based enterprise-wide data are as follows:

	Three Months Ended Sept 30,		Nine months Ended Sept, 30,
	2005	2004	2005	2004

North America	$298,981	$791,995	$1,553,981	$2,893,609
Asia	—	31,655	267,300	44,278
Europe	—	—	99,000	—
South America	—	—	24,750	—

The Company's revenues, depreciation and operating income distributed by product are as follows:

	Three Months Ended		Nine months Ended
	Sept 30,		Sept 30,
	2005	2004	2005	2004

Revenues
Secure Drop®	$8,641	$106,637	$81,235	$236,942
Shuffler	124,957	106,947	1,289,706	1,148,894
Deck CheckerTM	157,916	567,284	797,021	1,399,734
Other	27,469	42,782	87,909	152,317
Sales returns and allowances	(20,002)		(310,840)
	$298,981	$823,650	$1,945,031	$2,937,887
Depreciation and amortization
SecureDrop®	$0	$0	$0	$0
Shuffler	55,469	75,526	159,908	167,386
Deck CheckerTM	9,229	9,229	27,687	23,096
Selling, general and administrative	106,705	162,594	395,255	442,664
	$171,403	$247,349	$582,850	$633,146
Operating income (loss)
SeSecure Drop®	$8,412	$61,691	$73,262	$23,598
Shuffler	(164,266)	12,702	704,558	827,094
Deck CheckerTM	149,952	484,115	711,216	1,200,755
Other costs of goods sold	(33,536)	(592,591)	(1,101,878)	(1,585,873)
Selling, general and administrative	(2,306,338)	(1,832,645)	(7,172,331)	(4,805,598)
Research and development	(591,807)	(350,112)	(1,069,496)	(1,145,101)
Inventory adjustment	(2,584,290)	(575,446)	(2,584,290)	(575,446)
	$(5,521,873)	$(2,792,286)	$(10,438,959)	$(6,060,571)

Note 3—Loss per Share

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect because of losses.

Note 4—Options

The Company currently has two stock option plans. The exercise price of the options ranges from $1.34 to $13.00 with a weighted average exercise price of $3.09. There were 2,943,538 options outstanding as of September 30, 2005.

Note 5—Contingencies

The Company is a party to certain claims, legal actions, and complaints, including a patent infringement action between the Company and one of its main competitors. The Company cannot predict the outcome of any such litigation or say with certainty whether any such litigation would have a material adverse effect on its business as presently conducted or as anticipated.

In early 2004, the State of Nevada initiated a sales/use tax audit of the Company’s equipment lessors. As of the date of this report, the State of Nevada has not determined whether there has been a shortfall in the payment of the sales/use tax. The Company has sold and leased back shufflers and Deck Checkers over the last five years. The auditor for the State of Nevada is trying to determine at what level a sales/use tax needs to be collected. The Company now collects from our customers in Nevada and remits payments to the State of Nevada. If the State of Nevada determines that the sales of the products to the leasing companies is the level at which sales/use tax should have been collected, liability of the leasing companies would be passed to the Company. The amount of this potential liability could range from zero, with a refund of up to $144,000 to the payment of sales/use tax with interest and penalties of up to $500,000. Accordingly, no provision for probable loss has been accrued. The Company intends to defend its position in this matter.

The Company records legal defense costs as period costs.

Note 6— Subsequent Events

On October 6, 2005, the Company entered into a credit agreement with two holders of the February and March Senior Notes (see, Note 4). Pursuant to the credit agreement, the lenders have agreed to loan the Company up to $5,000,000 over a 12-month period ending October 1, 2006, at which time all amounts advanced under the credit agreement will become due and payable (unless subject to mandatory prepayment as described below). The Company may request advances from the lenders from time to time in amounts not to exceed $500,000. Interest will accrue on the outstanding and principal balance of the advances at the rate of nine percent (9%) per annum, payable monthly in arrears. The Company may prepay the obligations and is required to apply against the outstanding principal and accrued interest any amounts received by the Company for the sale of its equity or debt securities or the sale of any of its assets.

As of November 11, 2005, the lenders had advanced an aggregate of $2,000,000 million pursuant to the credit agreement. The lenders have a one time option to terminate the credit agreement on November 15, 2005. The lenders have not indicated an intention to terminate the credit agreement on November 15th, but have requested that the Company extend the election date to December 1, 2005.

Amounts advanced pursuant to the credit agreement are secured by a first priority security interest in certain assets of the Company, including accounts receivable, intellectual property and inventory.

Pursuant to the credit agreement, and in consideration for the loan commitments made thereunder, the Company issued to the lenders warrants to purchase an aggregate of 3,000,000 shares of its common stock at an exercise price of $1.25 per share. The warrants are immediately exercisable and expire on October 1, 2011.

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

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,”“are expected to,”“will continue,”“is anticipated,”“estimates,”“projects,”“believes,”“expects,”“anticipates,”“intends,”“target,”“goal,”“plans,”“objective,”“should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As reported on our Form 8-K dated November 1, 2005, filed with the SEC we concluded, after consultation with our independent auditors, that errors in revenue recognition practices and in allocation of labor and overhead costs to inventory costs require us to restate previously reported financial results for fiscal 2004.

Accordingly, we are in the process of preparing restated 2004 financial statements and currently expect to amend our annual report on Form 10-KSB for the year ended December 31, 2004, and have previously prepared and filed an amended Quarterly Report on Form 10-QSB/A for the third quarter of 2004. We also intend to amend our quarterly reports on Form 10-QSB for the first and second quarters of both 2004 and 2005 to reflect the 2004 adjustments. Therefore, the financial statements of the Company previously issued by us for these periods should no longer be relied upon

The unaudited financial statements and other results of operations and financial condition set forth in this quarterly report, including the results of operations for the three- and nine-month periods ended September 30, 2004, and the discussion that follows below, give effect to the restatements as described therein.

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

Results of Operations

Comparison of Three Months Ended September 30, 2005 and 2004 (as restated)

For the three months ended September 30, 2005, we generated gross revenues of $318,983 or 63% less than the three months ended September 30, 2004. Gross revenue was offset by sales returns and allowances of $20,002. Specific product line results for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 are provided below.

For the three months ended September 30, 2005, our cost of sales was $338,419, or 61% less than the three months ended September 30, 2004, excluding the respective inventory write downs of $2,584,290 and $575,446. The decrease was due to reduced sales as a result of delays in getting jurisdictional approvals for our new Random Plus shuffler. We expect the manufacturing of products in China to continue to reduce cost of sales on a per unit basis through the end of this year as we identify more efficiencies and optimize vendors in China. These efforts should also result in further improvements to gross margin. The gross margin on revenue for the three months ended September 30, 2005, was ($39,437) or 16% less than the three months ended September 30, 2004, excluding the respective inventory write downs of $2,584,290 and $575,446.

	Three months ended Sept 30, 2005	Three months ended Sept 30, 2004	Percentage change
Secure Drop
Revenue	8,641	106,637	(92%)
Cost of Sales	230	44,946	(100%)
Gross Margin	8,412	61,691	(86%)

Shuffler Sales
Revenue	38,791	40,970	(5%)
Cost of Sales	19,357	18,719	3%
Gross Margin	19,440	22,251	(13%)

Shuffler Rentals
Revenue	86,167	65,977	31%
Cost of Sales	269,873	75,526	257%
Gross Margin	(183,706)	(9,549)	(1,824%)

DeckChecker Sales
Revenue	84,420	496,259	(83%)
Cost of Sales	(1,226)	73,940	(102%)
Gross Margin	85,686	422,319	(80%)

DeckChecker Rentals
Revenue	73,495	71,025	4%
Cost of Sales	9,229	9,229	–
Gross Margin	64,266	61,796	4%

Other
Revenue	27,469	42,782	(36%)
Cost of Sales	(56,736)	6,615	(958%)
Gross Margin	84,205	36,167	133%

SecureDrop® Sales. Since there were no system sales generated in the three months ended September 30, 2005, due to the Company’s decision to discontinue new installations of this product line, our SecureDrop® sales consisted of supply items for systems already in place. The decrease in our costs of SecureDrop® sales revenue reflects the reduced sales from the prior period. The decrease in gross margin percentage on SecureDrop® is attributable to the reduced sales from the prior period.

Shuffler Sales. The decrease in revenue was due to some product returns during the three months ended September 30, 2005 and the delayed introduction of our new RandomPlus shuffler. The decrease in the cost of shuffler sales revenue was due to the fact that the PokerOne™ has a lower production cost than the Random Ejection Shuffler. Our cost of sales included cost of shuffler sales of $19,357 and shuffler service costs of $23,162 during the third quarter of 2005 compared respectively to $18,719 in cost of shuffler sales and $332,688 in shuffler service costs during the same period of the prior year.

Shuffler Rentals. The 31% increase in shuffler rental revenue reflects resulted from the delay in obtaining approvals for the new version of the PokerOne and of our new shuffler product, the RandomPlus™ Shuffler, as customers accepted rentals in anticipation of the availability of the new shufflers. Our cost of sales for the three months ended September 30, 2005 included cost of shuffler rental depreciation of $54,469 compared to $75,526 during the same period of the prior year.

DeckCheckerTM Sales. The decrease in Deck CheckerTM sales resulted from reduced international sales. The increase in gross margin percentage resulted lowered manufacturing costs in China. Our cost of sales for the three months ended September 30, 2005 included Deck CheckerTM costs of ($1,266) compared to $73,940 during the same period of the prior year.

Deck CheckerTM Rentals. Deck CheckerTM rental revenue was flat compared to the same period last year. Our cost of sales included Deck CheckerTM rental depreciation of $9,229 during the third quarter of 2005 which was identical to the same period of the prior year.

Other Income. The decrease in other revenues was due to a reduction of sale of supplies for various product lines. We also had sales returns and allowances of $20,002 for the quarter ended September 30, 2005, compared to $0 during the same period of the prior year.

General and Administrative Expense

For the three months ended September 30, 2005, our general and administrative expenses were $2,306,338, or 26% more than the three months ended September 30, 2004. The increase in general and administrative expenses related primarily to a $286,000 increase in legal costs due to defense of the Shuffle Master, Inc. lawsuits, and legal/regulatory issues pertaining to former senior management, a $183,000 increase in consulting expenses associated with the change in management team, a $18,000 increase in advertising, and a $36,000 increase in brokerage fees, offset by a $91,000 decrease in travel and entertainment expenses, a $34,000 decrease in supplies, and a $10,400 decrease in salaries.

Research and Development Expense

For the three months ended September 30, 2005, research and development expenses were $591,807, or 69% more than the period ended September 30, 2004. The increase in research and development expenses was due to additional development on our shuffler products, the RandomPlus™ Shuffler and a new version of the PokerOne™ Shuffler.

Interest Expense

For the three months ended September 30, 2005, we incurred interest expenses of $384,665, or 104% more than the three months ended September 30, 2004. This increase was attributable to the additional debt service related to our previously outstanding 9% senior secured notes and the currently outstanding 10% senior secured convertible notes. The debt service on our 10% senior secured convertible notes will continue until February and March 2008, at which time the principal amount is due.

Comparison of Nine months Ended September 30, 2005 and 2004 (as restated)

For the nine months ended September 30, 2005, we generated gross revenues of $2,255,871, or 23% less than the nine month period ended September 30, 2004. Gross revenues were offset by sales returns and allowances of $310,840. Specific product line results for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 are provided below.

For the nine months ended September 30, 2005, our cost of sales was $4,142,161, or 36% more than the six month period ended September 30, 2004. This includes the impact of the inventory write down of $2,584,290. Cost of sales, not including the write down, for the nine months ended September 30, 2005, was $1,557,872, or 38% less than the three months ended September 30, 2004. The manufacturing of products in China is expected to continue to reduce cost of sales on a per unit basis through the end of this year as we identify more efficiencies and optimize vendors in China. These efforts should result in further improvements in gross margin.

The gross margin on revenue for the nine months ended September 30, 2005 was $387,159, excluding the impact of the inventory write down of $2,584,290, compared to the gross margin on revenue for the year ended September 30, 2004 of $465,574 a decrease in gross margin of 17%.

	Nine months ended Sept 30, 2005	Nine months ended Sept 30, 2004	Percentage change
Secure Drop
Revenue	81,235	236,942	(66%)
Cost of Sales	7,923	213,344	(96%)
Gross Margin	73,262	23,598	211%

Shuffler Sales
Revenue	1,077,230	827,554	30%
Cost of Sales	198,368	139,506	42%
Gross Margin	878,862	688,048	28%

Shuffler Rentals
Revenue	212,476	321,340	(34%)
Cost of Sales	386,780	182,294	112%
Gross Margin	(174,304)	139,046	(225%)

DeckChecker Sales
Revenue	593,056	1,211,899	(51%)
Cost of Sales	58,118	175,883	(67%)
Gross Margin	534,938	1,036,016	(48%)

DeckChecker Rentals
Revenue	203,965	187,835	9%
Cost of Sales	27,687	23,096	20%
Gross Margin	176,278	164,739	7%

Other
Revenue	87,909	152,317	(42%)
Cost of Sales	41,072	53,067	(23%)
Gross Margin	46,837	99,250	(53%)

SecureDrop® Sales. As a result of our decision to discontinue new installations for this product line there were no system sales generated in the nine months ended September 30, 2005. Our SecureDrop® sales consisted of supply items for systems already in place. The decrease in cost of sales to $7,923 reflects the reduced sales from the prior period.

Shuffler Sales. The increase in sales was due, in part, to increased sales efforts related to our shufflers and the addition of PokerOne™ to the product line during the nine months ended September 30, 2005. The increase in the cost of shuffler sales revenue was due primarily to the additional placement of shufflers during the nine months ended September 30, 2005 versus the nine months ended Sept 30, 2004 and included shuffler service costs of $778,353 compared to $1,019,699 in shuffler service costs during the same period of the prior year.

Shuffler Rentals. The decrease in shuffler rental revenue reflects the reduced number of shufflers placed on a rental basis as a result of the conversion of rental units to purchased units in 2003 and the failure to place additional shuffler units on a rental basis. This failure was due, in part, to the production delays related to the introduction of new shuffler products, such as the RandomPlus™ Shuffler. Cost of sales include shuffler rental depreciation of $159,908 during the nine months ended September 30, 2005 compared to $182,294 during the prior year period

Deck CheckerTM Sales. The decrease in Deck CheckerTM sales resulted primarily from reduced international sales.

Deck CheckerTM Rentals. The small increase in Deck CheckerTM rental revenue resulted primarily from the placement of additional units. Cost of sales included rental depreciation of $27,687 during the nine months ended September 30, 2005 compared to $23,096 during the prior year period.

Other Income. The decrease in other revenues is due to product returns offset by the sale of products that are not produced by us and sold only on a limited basis. We also had sales returns and allowances of $310,840 for the nine months ended September 30, 2005, compared to $0 during the prior year period.

General and Administrative Expense

For the nine months ended September 30, 2005, our general and administrative expenses were $7,172,331, or 49% more than the nine months ended September 30, 2004. The increase in general and administrative expenses related primarily to a $1,647,000 increase in legal and regulatory costs due to defense of the Shuffle Master, Inc. lawsuits and legal/regulatory issues pertaining to former senior management, a $525,500 increase in consulting expenses related to the management change in March 2005, a $49,300 increase in insurance expense, a $103,200 increase in advisory costs, and a $543,000 increase in other expenses (including $140,000 bad debt expense, $158,000 non-cost of sales service related expenses, and $24,000 tools expense), offset by a $207,267 decrease in payroll costs, a $160,000 decrease in travel and entertainment expenses, a $28,000 decrease in supplies, and a $22,000 decrease in trade show expenses.

Research and Development Expense

For the nine months ended September 30, 2005, research and development expenses were $1,069,500, or 7% less than the nine months ended September 30, 2004.

Interest Expense

For the nine months ended September 30, 2005, we incurred interest expenses of $1,208,535 or 71% more than the nine months ended September 30, 2004. This increase was primarily attributable to the additional debt service related to our previously outstanding 9% senior secured notes and the currently outstanding 10% senior secured convertible notes. The debt service on our 10% senior secured convertible notes will continue until February and March 2008 at which time the principal amount is due.

Liquidity and Capital Resources

As a result of our operating loss, our working capital has decreased from $4,865,735 at December 31, 2004 to $3,317,691 at September 30, 2005. On October 6, 2005, we negotiated a one year revolving credit facility in the amount of $5,000,000 and carrying an interest rate of 9.0%. We believe that this financing will provide us sufficient capital through the first quarter of 2006. If required, we will endeavor to raise additional required funds through various financing sources, including additional sales of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. Our ability to obtain additional sources of capital is restricted by a provision in the Security Agreement relating to the credit facility and our February and March Senior Notes that prohibits us from incurring indebtedness through loans, lines of credit, and other forms of indebtedness, including the credit facility described above and our February and March Senior Notes, in excess of $15,000,000. Accordingly, no assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations in the upcoming year.

Net Cash Used In Investing Activities. The net cash used in investing activities reported for the nine months ended September 30, 2005 consisted primarily of $898,000 from the acquisition of plant and equipment.

Net Cash Provided By Financing Activities. Net cash provided by financing activities reported for the nine months ended September 30, 2005 consisted primarily of $12,000,000 provided by the issuance of 10% senior secured convertible notes (offset by the repayment of $3,250,000 of the 9% notes), proceeds from the sale of stock of $3,567,000, offset by the repayment of equipment leases of $1,743,100, and acquisition of treasury stock of $846,820.

Sources of Capital

During the periods ended in 2004 and 2003, our sources of capital included a public stock offering, equipment financing from a third party, short-term notes from stockholders, convertible debentures and other private sources of capital.

With respect to our equipment financing where we have sold and leased back most of our furniture, equipment, tooling and shufflers held for rent, we have repaid $1,743,057 for the nine months ended September 30, 2005 and repaid $1,731,966 for the nine months ended September 30, 2004. As of September 30, 2005, we had outstanding equipment financing of $1,250,184. These equipment leases have terms of 36 to 39 months and were not recorded as sales because each of the leases included a mandatory buy-back provision.

During the nine months ended September 30, 2005, we raised additional capital through private placements of 10% senior secured convertible notes in February 2005 (the “February Senior Notes”) and March 2005 (the “March Senior Notes” and together with the February Senior Notes, the “Senior Notes”).

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

By June 30, 2005, we satisfied the first and the second escrow conditions and received a waiver from the holders of the Senior Notes with respect to the third condition. Accordingly, we have access to the all of the proceeds received through the private placement of the Senior Notes.

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

Revenue Recognition.

We recognize revenue from the sale of our shuffler and Deck Checker™ products upon shipment against valid customer contracts or purchase orders. Sales are recognized immediately when shufflers that are rented are converted to purchases depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 48 months. We recognize revenue from our sales to independent distributors at the time that the distributor takes possession of our product and title transfers to the buyer. Before discontinuing to offer this product line, we recognized revenue from the sale of our SecureDrop® products upon installation and functional testing at customer locations because that is when the customer's obligation becomes fixed and certain pursuant to our standard contracts for sale. The extended warranty and maintenance components that are part of long term sales contracts are unbundled and recognized as deferred revenue amortized over the remaining life of the sales agreement after the initial 90−day warranty as required by the Emerging Issues Task Force Issue No. 00−21, Revenue Arrangements with Multiple Deliverables. The useful life of our shufflers and Deck Checkers™ is five years with proper maintenance; the life can be extended with the replacement of component parts. If the customer does not possess the required creditworthiness or an established payment history with us, we would then book the revenue as an installment sale and recognize it over time as payments are received. Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms. All rental contracts are cancelable upon 30−day written notice by the customer. Maintenance expense for rental units is recorded in the period it is incurred. Although sales are made with a right to return it is usually associated with unacceptable performance - sales returns and allowances are recorded after returned goods are received and inspected. We provide currently for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for our products, we do provide for maintenance contracts that are billed and recognized on a monthly basis.

Intangible Assets.

We currently amortize our intangible assets (patent and technology rights) on a straight-line basis over estimated useful lives of 10 years. Management believes that the useful life of patents and technology rights equals the full term of the patent.

Recent Accounting Pronouncements.

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”). SFAS 123R requires certain changes in the way compensation cost related to share based employee compensation transactions is recognized in the financial statements as compared to SFAS No. 123, Accounting for Stock-Based Compensation. The provisions of SFAS 123R are effective for the Company as of the first interim period that begins after December 15, 2005. Accordingly, we expect to implement the revised standard in the first quarter of fiscal year 2006, unless we decide to adopt it earlier. Since the company adopted SFAS No. 123 effective as of January 1, 2003, the effect of adopting SFAS 123R is not expected to be material.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect to enter into any transactions in the foreseeable future that would be affected by adopting SFAS 153.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal year beginning after December 15, 2005. We have no present expectation to make any accounting changes in the foreseeable future that would be subject to SFAS No. 154.

Risk Factors

We may require additional funding in the future to continue to operate our business. We had working capital of $3,317,691 as of September 30, 2005, however our working capital continues to deteriorate due to ongoing losses. In our previously filed 10-QSB for the period through June 30, 2005, we disclosed that we required approximately $3 million of additional capital to fund our operations and required expenditures through the fourth quarter of 2005. On October 6, 2005, we negotiated a one year borrowing facility in the amount of $5,000,000 and carrying an interest rate of 9.0%. We believe that this financing will provide us sufficient capital through the first quarter of 2006. The providers of the credit facility have a one time option to terminate the credit agreement on November 15, 2005. The lenders have not indicated an intention to terminate the credit agreement on November 15th, but have requested that the Company extend the election date to December 1, 2005. If required, we will endeavor to raise additional required funds through various financing sources, including additional sales of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. Our ability to seek additional sources of capital is restricted by a covenant related to our February and March Senior Notes that prohibits us from incurring indebtedness through loans, lines of credit, and other forms of indebtedness, including the credit facility described above and our February and March Senior Notes, in excess of $15,000,000. Accordingly, no assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations in the upcoming year. Our inability to obtain additional capital as and when needed may materially adversely affect our ability to continue our present level of operations.

We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003, we have incurred net losses of $11,649,394, $7,149,194 and $7,812,089, respectively, and our operations have used $8,918,329, $10,660,133 and $11,526,665 of cash, respectively. As of September 30, 2005, December 31, 2004 and December 31, 2003, we had accumulated deficits of $65,592,839, $53,743,174 and $44,582,347, respectively. Based on our presently known commitments and plans, we believe that we have sufficient funding through the first quarter of 2006. If we are unable to generate additional funds from operational cash flow we will be required to locate additional sources of capital from private or public placements of debt or equity, or from institutional or other lending sources. If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.

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

Adverse results in current litigation could result in substantial monetary damages and impacts on the manufacture and sale of certain of our shuffler products. Shuffle Master, our principal competitor in the shuffler market, filed two lawsuits against us for patent infringement. The first suit has been settled (see Part II - Item 1. Legal Proceedings). The second lawsuit has thus far resulted in a positive result. On September 26th, United States Magistrate Judge Lawrence R. Leavitt issued a Report and Recommendation siding with VendingData™'s position in a patent infringement case brought by Shuffle Master, Inc.(NASDAQ: SHFL) in United States District Court of Nevada. Shuffle Master initiated the action claiming that VendingData™'s PokerOne™ automatic shuffler infringed one of Shuffle Master's patents. Judge Leavitt, however, determined that Shuffle Master's reading of its patent was too broad. Specifically, Judge Leavitt recommended that the District Court adopt VendingData™'s view that the term "set" as used in Claim 20 of Shuffle Master’s ‘684 patent means at least one or more hands of cards within the apparatus, and not to any number of cards. Shuffle Master was seeking treble damages, which, if awarded, could result in us owing it substantial sums of money, and, if large enough, could have a material adverse effect on our liquidity and our ability to conduct operations. Although we believe our position to be meritorious, and believe that the positive Markman hearing is a step toward resolving this matter, litigation of this nature is a drain on our cash resources and our management’s time. Although Shuffle Master has asserted patent infringement claims and we believe we have reasonable defenses to the same, we cannot determine whether we will ultimately prevail in the lawsuit, nor whether damages, if awarded, would significantly impact our ability to continue to manufacture and sell particular products within the United States and its territories. If we do not prevail, we will be unable to sell the PokerOne™ shuffler products in the United States unless we change certain components used in the shuffler or obtain appropriate licenses from Shuffle Master to use the playing card shuffler apparatus. The preliminary injunction that Shuffle Master obtained against us in November 2004 prevented us from selling our PokerOne™ Shuffler in the United States. An appellate court stayed the injunction in March 2005. Similarly, we cannot determine whether Shuffle Master will assert other litigation claims based upon other patents it may currently or in the future own, nor can we determine the likely outcome of any such litigation or whether any such substantial litigation would have a material adverse effect on our business as presently conducted or as anticipated.

It is possible that our future products will be the subject of future patent litigation if the products are sold and installed in the United States and, if commenced, could subject us to continuing litigation costs and risks. Other than the allegations made by Shuffle Master discussed above, we are not aware of any claims or basis for our current products infringing on the proprietary rights of third parties. To the extent that we introduce new products that incorporate the same or similar technology, it is likely that Shuffle Master will bring one or more claims against us seeking damages, injunctive or other equitable relief, or both. We cannot predict the outcome of any present or future litigation that may occur.

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

On January 21, 2005, we entered into an exclusive five-year agreement with TCS to market and distribute our shuffler products outside of the United States. However, if TCS is unable to place our shuffler products outside of the United States, our liquidity will be adversely affected. In July 2005 we entered into a contract with Simon Herbert to serve as our Vice President of International Sales. Mr. Simon is a 25 year senior gaming industry executive who is credited with building several multi-million dollar operations. Most notably, Mr. Herbert served as CEO of TCS Group. Mr. Herbert will oversee VendingData's global sales effort, including international markets and distribution channel management

Our management holds a controlling interest in our common stock, giving our management the power to control all matters submitted to our stockholders. As of September 30, 2005, our executive officers and members of our board beneficially own approximately 8,440,014 shares of common stock, or approximately 49.8% of the outstanding shares of our common stock,. Accordingly, these stockholders have the power to control all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for non management stockholders to effect substantial changes in our company, and also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Item 3.	Controls and Procedures

(a)    Evaluation of Disclosure Controls. We evaluated the effectiveness of our disclosure controls and procedures as of the end of the nine months ended September 30, 2005. This evaluation was done with the participation of Mark R. Newburg, our current President and Chief Executive Officer and Treasurer, and Arnaldo F. Galassi, our Chief Financial Officer, and Libby Lamm, our Controller. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, we concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. As reported on our Form 8-K dated November 1, 2005 filed with the SEC, we concluded, after consultation with our independent auditors, that errors in revenue recognition practices and in allocation of labor and overhead costs to inventory costs require us to restate previously reported financial results for fiscal 2004. The circumstances underlying the restatements also indicate that our disclosure controls and procedures during 2004 were at times deficient, primarily in respect of certain actions by former senior management to override established financial controls and procedures. We believe that all such deficiencies were corrected prior to September 30, 2005.

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. (See (b), below.)Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

 (b)    Changes in Disclosure Controls and Procedures. There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The second lawsuit alleges that our PokerOne™ Shuffler violates a Shuffle Master patent concerning the card moving mechanism. Shuffle Master seeks treble damages. The second lawsuit has thus far resulted in a positive result. On September 26th, United States Magistrate Judge Lawrence R. Leavitt issued a Report and Recommendation siding with VendingData™'s position in a patent infringement case brought by Shuffle Master, Inc.(NASDAQ: SHFL) in United States District Court of Nevada. Shuffle Master initiated the action claiming that VendingData™'s PokerOne™ automatic shuffler infringed one of Shuffle Master's patents. Judge Leavitt, however, determined that Shuffle Master's reading of its patent was too broad. Specifically, Judge Leavitt recommended that the District Court adopt VendingData™'s view that the term "set" as used in Claim 20 of Shuffle Master’s ‘684 patent means at least one or more hands of cards within the apparatus, and not to any number of cards. However, if we do not ultimately prevail, we will be unable to sell the PokerOne™ shuffler products in the United States unless we change certain components used in the shuffler or obtain appropriate licenses from Shuffle Master to use the playing card shuffler apparatus. The preliminary injunction that Shuffle Master obtained against us in November 2004 prevented us from selling our PokerOne™ Shuffler in the United States. An appellate court stayed the injunction in March 2005.

On June 2, 2005, we received a summons and complaint in connection with an automobile accident involving a former employee of the company. The claim was filed in the Superior Court of California, County of San Francisco, and the amount of the lawsuit is in excess of $2 million. We have responded to the complaint and referred the case to our insurance carrier.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on August 23, 2005. The following individuals were elected at the Annual Meeting to serve as directors of VendingData Corporation for terms expiring at our next Annual Meeting of Stockholders or until their successors are elected and qualified. Shares voted in favor of these directors and shares withheld were as follows:

Name	Shares voted FOR	Shares Withheld	Shares Abstaining
Mark R. Newburg	15,461,067	43,620	0
James E. Crabbe	15,461,467	43,220	0
Ronald O. Keil	15,460,667	44,020	0
Bob L. Smith	15,462,967	41,720	0

Shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock from 25,000,000 shares to 50,000,000, with shares voted as follows:

Shares voted FOR	15,460,7533
Shares against	34,434
Shares abstaining	9,500

Shareholders approved the issuance of our 10% senior secured convertible notes due 2008, with shares voted as follows:

Shares voted FOR	10,294,422
Shares against	42,547
Shares abstaining	27,468

Shareholders approved of an amendment to our 1999 stock option plan, with shares voted as follows:

Shares voted FOR	9,008,318
Shares against	1,346,594
Shares abstaining	9,525

Item 6.	Exhibits.

Exhibits.

10.1	Credit Agreement dated October 5, 2005 among VendingData Corporation, Lampe Conway & Co., LLC and Triage Capital Management L.P

10.2	Amendment dated October 6, 2005 to the Security Agreement dated as of March, 2005 by and among VendingData Corporation and Premier Trust, Inc.

10.3	Form of Warrant

10.4	Employment Agreement dated September 29, 2005 between VendingData Corporation and Mark Newburg

10.5	Employment Agreement dated September 29, 2005 between VendingData Corporation and Arnaldo Galassi

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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