Form 10QSB/A
period 2004-03-31
VENDINGDATA CORP
filed 2005-12-13
CIK 1004673

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

EXPLANATORY NOTE

VendingData Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 to reverse $507,000 of revenue recognized during the three months ended March 31, 2004 with respect to three contracts and to restate inventory as of, and cost of sales during the three months ended, March 31, 2004 by $43,541 and $65,858, respectively, and to make other resulting adjustments to its financial statements. The effect of the restatements was to increase previously reported net loss by $550,440 ($0.03) for the three-month period ended March 31, 2004.These adjustments will not result in present or future cash expenditures. (See the disclosure under the heading “Restatement” in Note 1 to the financial statements in this Quarterly Report on Form 10-QSB/A)

The Items in our Form 10-QSB for the quarter ended March 31, 2004 that are amended and restated are as follows: Part I: Item 1 - Financial Statements; Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part II: Item 6 - Exhibits and Reports on Form 8-K.

The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 in the form filed on April 17, 2004. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

-i-

VENDINGDATA CORPORATION

FORM 10-QSB

TABLE OF CONTENTS

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VENDINGDATA CORPORATION
Balance Sheets

	March 31, 2004	December 31, 2003
ASSETS	(unaudited) restated
Current assets:
Cash and cash equivalents	$5,830,540	$11,526,664
Current portion of accounts receivable, trade, net of allowance for uncollectables of $125,530	1,919,199	2,354,054
Due from affiliate	31,802	31,802
Other receivables	137,867	29,836
Inventories	4,725,401	4,150,414
Prepaid expenses	80,202	52,028
	12,725,011	18,144,798

Equipment rented to customers, net of accumulated depreciation of $378,467 and $316,245	551,263	608,555
Property & equipment, net of accumulated depreciation of $1,977,416 and $1,859,206	1,017,029	1,063,951
Intangible assets, net of accumulated amortization of $327,272 and $288,203	1,242,354	1,282,088
Due from affiliate - non current	118,800	118,800
Accounts receivable, trade, net of current portion, less unamortized discount	1,329,296	1,140,984
Deferred expenses	225,232	250,697
Deposits	1,599,731	1,284,827
Other assets	236,026	265,478
	$19,044,742	$24,160,178

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of leases payable	$2,069,470	$2,237,073
Accounts payable	1,086,905	1,727,460
Accrued expenses	471,561	824,307
Deferred revenues, current portion	216,480	171,875
Short-term debt	236,350	270,743
Current portion of convertible debt	—	2,368,077
Customer deposits	181,400	178,805
	4,262,166	7,778,340

Deferred revenues, net of current portion	227,370	219,890
Leases payable, net of current portion	1,480,716	1,916,723
	5,970,252	9,914,953
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 17,187,799 and 16,765,580 shares issued and outstanding	17,188	16,766
Additional paid-in capital	59,659,307	58,810,806
Deficit	(46,602,005)	(44,582,347)
Total stockholders' equity	13,074,490	14,245,225
Total liabilities and stockholders' equity	$19,044,742	$24,160,178

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Operations

(UNAUDITED)

	Three Months Ended March 31,
	2004 restated	2003

Revenues:
Sales	$486,151	$1,575,086
Rental	211,063	331,803
Other	88,773	28,469
	785,987	1,935,358
Operating expenses:
Cost of sales	714,879	1,355,646
Selling, general and administrative	1,470,484	1,082,444
Research and development	343,702	285,989
	2,529,065	2,724,079
Loss from operations	(1,743,078)	(788,721)

Interest expense, unrelated parties	262,622	497,676
Interest expense, related parties	14,523	159,821
Gain on disposition of assets	(567)	—
Total interest expense, net	276,578	657,497

Net loss	$(2,019,656)	$(1,446,218)

Basic and Diluted loss per share	$(0.12)	$(0.19)

Weighted average shares outstanding	17,105,700	7,625,814

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Cash Flows

(UNAUDITED)

	Three Months Ended March 31,
	2004 restated	2003

Operating Activities:
Net cash used in operating activities	$(3,415,833)	$(3,071,606)

Cash flows from investing activities:
Acquisition of plant and equipment	(76,790)	(23,147)
Disposition of equipment produced for rental	—	134,400
Disposition of plant and equipment	183	—
Disposition of intangible assets	665	—
Deposits	—	33,402

Net cash from investing activities	(75,942)	144,655

Cash flows from financing activities:
Reimbursement of offering expense	36,731	—
Proceeds from leases payable	—	862,500
Repayment of leases payable	(603,610)	(833,205)
Repayment of shareholder loans	—	(218,000)
Repayment of short-term debt	(34,393)	—
Proceeds from convertible debt	—	2,650,000
Repayment of convertible debt	(1,603,077)	—
Net cash provided by financing activities	(2,204,349)	2,461,295
Increase (decrease) in cash	(5,696,124)	(465,656)
Cash and cash equivalents at beginning of period	11,526,664	1,778,297
Cash and cash equivalents at end of period	$5,830,540	$1,312,641

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

Restatement

As reported on our Form 8-K dated November 1, 2005, filed with the SEC, we concluded, after consultation with our independent auditors, that errors in revenue recognition practices and in allocation of labor and overhead costs to inventory costs require us to restate previously reported financial results for fiscal 2004. We have reversed $507,000 of revenue recognized during the three months ended March 31, 2004 with respect to three contracts and restated inventory as of, and cost of sales during the three months ended, March 31, 2004 by $43,541 and $65,858, respectively, and made other resulting adjustments to its financial statements. The effect of the restatements was to increase previously reported net loss by $550,444 ($0.03 per share) for the three month periods ended March 31, 2004. These adjustments have not resulted and will not result in past, present or future cash expenditures.

Note 2—Segments

The segments identified for geographic region-based enterprise-wide data are as follows:

	Three Months Ended
	March 31, 2004 (Restated)	March 31, 2003
United States	$537,653	$1,759,466
Asia	$38,334	$134,392
Europe	$210,000	$—
South America	$—	$41,500

The Company's revenues, depreciation and operating income distributed by product are as follows:

	Three Months Ending
	March 31, 2004 (Restated)		March 31, 2003
Revenues
Secure DropR		$47,063		$1,149,509
Shuffler		457,275		744,817
Deck CheckerTM		192,876		12,563
Other revenue		88,773		28,469
		$785,987		$1,935,358
Depreciation and amortization
Secure DropR	$	----	$	----
Shuffler		55,200		155,788
Deck CheckerTM		6,660		----
Selling, general & administration		162,594		42,289
		$224,454		$198,077
Operating income (loss)
Secure DropR gross margin		$(56,906)		$680,951
Shuffler gross margin		362,515		483,807
Deck CheckerTM gross margin		148,418		3,083
Other cost of goods sold		(382,919)		(588,129)
Selling, general & administration		(1,470,484)		(1,082,444)
Research and development		(343,702)		(285,989)
		$(1,743,078)		$(788,721)

Note 3—Loss per Share (Basic and Diluted)

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to the existence of operating losses.

Note 4—Debt

The Company retired $2,368,077 of convertible debt during the period ended March 31, 2004, with cash payments and conversions to common stock.

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

Note 7—Trade Receivables From Major Customers

As of and during the three months ended March 31, 2004, approximately 19.6% of trade receivables and 18.4 % of total sales and, as of and during the year ended December 31, 2003, approximately 17.6% of trade receivables and 13.3% of total sales were concentrated in the Nevada gaming industry among five customers under common ownership. The Company's future operations could be affected by adverse changes in the financial condition of, or the Company's relationships with, the commonly owned Nevada gaming customers, or economic, competitive and political conditions in our customers' respective local areas or the gaming industry, in general.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. Actual results could differ from these estimates. The following is a summary of what our management believes are the critical accounting policies related to our operations. The application of these policies, in some cases, requires our management to make subjective judgments and estimates regarding the effect of matters that are inherently uncertain. See Note 1, “Basis of Presentation,” to the notes to financial statements included in this annual report for a discussion of our accounting policies.

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

Financial Condition (Certain 2004 amounts have been restated.)

During the three months ended March 31, 2004, total assets decreased by $5,115,436 from $24,160,178 at December 31, 2003 to $19,044,742 at March 31, 2004. The decrease in total assets was due primarily to the $5,696,124 decrease in cash. Accounts receivable (trade) decreased from $2,354,054 to $1,919,199 between December 31, 2003 and March 31, 2004. The primary reason for the decrease in trade receivables was the reduction in shuffler rentals. Inventories increased during the current period by $574,987 from $4,150,414 at December 31, 2003 to $4,725,401 at March 31, 2004. The increase is primarily due to the ramping up of manufacturing in China for Deck Checker™ units, shuffler production and the PokerOne™ Shuffler.

Total liabilities decreased from $9,914,953 at December 31, 2003 to $5,970,252 at March 31, 2004. Accounts payable decreased from $1,727,460 at December 31, 2003 to $1,086,905 at March 31, 2004 primarily due to the payment of the final $500,000 for the intellectual property rights for the Deck Checker™ and the payment of outstanding payables with funds received from the public offering in December of 2003. Convertible debt decreased from $2,368,077 at December 31, 2003 to $0 at March 31, 2004 due to the retirement of long- and short-term convertible debt through cash payments and conversion to common stock. Short-term debt decreased from $270,743 at December 31, 2003 to $236,350 at March 31, 2004 due to the repayment of short-term debt.

Results of Operations

Comparison of Three Months Ended March 31, 2004 and 2003 (Certain 2004 amounts have been restated.)

Revenue

For the three months ended March 31, 2004, we generated total revenues of $785,987, compared to $1,935,358 for the three months ended March 31, 2003, a decrease of $1,149,371, or 59.4%. Our revenues for the three months ended March 31, 2004 consisted of SecureDrop® sales of $47,063, shuffler rentals of $154,183, shuffler sales of $303,092, Deck CheckerTM rentals of $56,880, Deck Checker TM sales of $135,996 and miscellaneous other revenues of $88,773. The decrease in revenue was primarily due to a decrease in SecureDrop® sales of $1,102,446, a decrease in shuffler rentals of $177,620, and a decrease in shuffler sales of $109,922 offset by an increase in Deck CheckerTM sales of $123,433.

Revenues - SecureDrop® Sales. For the three months ended March 31, 2004, we generated revenue related to the sale of our SecureDrop® products of $47,063, compared to $1,149,509 for the three months ended March 31, 2003, a decrease of $1,102,446, or 95.9%. Due to the long lead time nature of SecureDrop® installations and the lack of executed contracts, the Company believes that the near term outlook will remain consistent with the first quarter of 2004.

Revenues - Shuffler Sales. For the three months ended March 31, 2004, we generated revenue related to the sale of our shufflers of $303,092, compared to $413,014 for the three months ended March 31, 2003, a decrease of $109,922, or 26.6%. The majority of these sales were from the conversion of shufflers on rent to purchases through long-term sales agreements that range from 24-48 months. We made a strategic decision to offer our customers the choice to either continue renting or instead to purchase our shufflers for the same monthly payments. This decision was based on competitive forces in the marketplace and the anticipated introduction of our next generation shufflers in 2004. By offering some of our customers the ability to trade up to our new shuffler, the RandomPlus™ Shuffler, when approved by the relevant regulatory bodies, we will be able to obtain binding purchase commitments for our shufflers and ensure that our products are not readily replaced with those of our competitors. We believe that conversions will not contribute to shuffler sales in the future to the same extent conversions did in 2003. The introduction of the new RandomPlus™ Shuffler in the second half of 2004 will provide a needed addition to our product line.

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

Revenue - Deck CheckerTM. For the three months ended March 31, 2004, we generated revenue related to the sale of our Deck CheckerTM of $135,996 and revenue related to the rental of Deck CheckersTM of $56,880. As the Deck CheckerTM was introduced in the second quarter of 2003, we expect Deck CheckerTM sales will continue to grow as the number of jurisdictions where we can sell the product increases and with the anticipated acceptance of the product in the casino industry.

Revenue - Other Income. For the three months ended March 31, 2004, we generated other revenues of $88,773, compared to income of $28,469 for the three months ended March 31, 2003, an increase of $60,304. The primary driver for the increase was the sale of supplies for SecureDrop® and the Deck Checker™. The upward trend will continue for these consumables as we increase the installed base.

Cost of Sales

For the three months ended March 31, 2004, our cost of sales was $714,879, compared to $1,355,646 for the three months ended March 31, 2003, a decrease of $640,767, or 47.3%. Our cost of sales for the three months ended March 31, 2004 included cost of SecureDrop® sales of $103,969, cost of shuffler sales of $39,560, shuffler rental depreciation of $55,200, shuffler service costs of $325,483, manufacturing costs of $90,270, Deck CheckerTM costs of $37,798, Deck CheckerTM rental depreciation of $6,660, warranty costs of $7,901 and other expenses of $48,038. The manufacturing of products in China will continue the trend of reducing cost of sales. The gross margin on revenue for the three months ended March 31, 2004 was $71,108, or 9.0%, compared to the gross margin on revenue for the year ended March 31, 2003 of $579,712, or 30.0%. The decrease in gross profit of $508,604 from the three months ended March 31, 2003 to the three months ended March 31, 2004 reflects the decreased revenue.

Cost of Sales - SecureDrop® Sales. Our cost of SecureDrop® sales revenue was $103,969 for the three months ended March 31, 2004 compared to $468,558 for the three months ended March 31, 2003, representing a decrease of $364,589, or 77.8%. The gross margin percentage on revenue from SecureDrop® sales revenue was (120.9%) in the three months ended March 31, 2004 compared to 59.2% for the three months ended March 31, 2003. The decrease in gross margin percentage on SecureDrop® is attributed to the fixed costs associated with the installation team combined with the low revenue. The introduction of components built at our China facility and increased revenue volume in the longer term will improve the margins in the future.

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

Cost of Sales - Deck CheckerTM Sales. Our cost of Deck CheckerTM sales revenue was $37,798 for the quarter ended March 31, 2004. The gross margin percentage on revenue from Deck CheckerTM sales revenue was 72.2%. The year 2003 was the introductory year for the Deck CheckerTM product. We anticipate the move of the manufacture of the Deck CheckerTM to China will improve the current margins.

General and Administrative Expense

For the three months ended March 31, 2004, our general and administrative expenses were $1,470,484, compared to $1,082,444 for the three months ended March 31, 2003, an increase of $388,040, or 35.8%. The increase in general and administrative expenses related primarily to a $425,200 increase in salaries and related costs, a $64,600 increase in consulting and accounting expense, a $51,200 increase in travel and entertainment expenses, a $99,200 increase in depreciation , offset by a $54,900 decrease in legal and regulatory expenses, a $94,600 decrease in rent, and a $130,300 decrease in other expenses. The addition of new staff in the finance and executive departments is responsible for the majority of the increase in payroll expenses.

Our general and administrative expenses for the three months ended March 31, 2004 consisted of the following: salaries and related costs of $786,600; consulting and accounting services of $101,300; advertising and marketing costs of $5,900; travel and entertainment costs of $180,200; gaming industry show costs of $41,100; rent of $50,900; repairs and maintenance expense of $13,900; supplies of $25,400 legal and regulatory expenses of $197,900; insurance expenses of $27,700; depreciation and amortization of $161,400; and other expenses of $(121,700).

Research and Development Expense

For the three months ended March 31, 2004, research and development expenses were $343,702, compared to $285,989 for the three months ended March 31, 2003, a increase of $57,713, or 20.2%. The development of the RandomPlus™ shuffler and PokerOne™ will require an increase in R&D expenses in the near term. The transition of the R&D staff from Las Vegas has begun and will accelerate to the point that most development will occur at our facility in China.

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

Net Loss

For the three months ended March 31, 2004, we had a net loss of $2,019,656 compared to a net loss of $1,446,218 for the three months ended March 31, 2003, an increase of $573,438, or 39.7%. The increase in net loss was primarily due to a $508,604 decrease in gross margin and a $388,040 increase in general and administrative expenses. Basic loss per share was $0.12 for the three months ended March 31, 2004, compared to $0.19 for the three months ended March 31, 2003.

Liquidity and Capital Resources

Because of our efforts to transition from a development stage company to an operating company, we have generated substantial cash flow deficits from operations, including cash used in operating activities of $3,415,833, $11,731,150 and $5,206,489 in the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively. In addition, to fund our development and operating activities, we have been provided cash by financing activities of $23,047,432 and $6,683,001 during the years ended December 31, 2003 and 2002, respectively. We have used cash of $2,204,349 in financing activities during the three months ending March 31, 2004 for the repayment of leases payable, short-term debt, and convertible debt.

Consequently, we have been substantially dependent on cash from financing activities to fund our development and operating activities. We will continue to require cash from financing activities for our current operating needs until our operations generate sufficient cash flow to provide for such cash requirements.

Sources of Capital

In the event our cash on hand plus cash from operations be insufficient during future periods, we anticipate relying upon private and institutional sources of debt and equity, and we may seek public, private and institutional sources of capital for working capital purposes. During the years ended December 31, 2003 and 2002, our sources of capital included a public stock offering, equipment financing from a third party, short-term notes from stockholders, convertible debentures and other private sources of capital.

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

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the three months ended March 31, 2004 and years ended December 31, 2003 and 2002, we have incurred net losses of $2,019,656, $7,812,089 and $6,192,786, respectively, and our operations have used $3,415,833, $11,731,150 and $5,206,489 of cash, respectively. As of March 31, 2004, December 31, 2003 and 2002, we had accumulated deficits of $46,602,005, $44,582,347 and $36,770,258, respectively. If we are unable to generate a positive cash flow in 2004, we will be required to locate additional sources of capital. If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.

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

We are substantially dependent upon sales to a few major customers. In the first quarter 2004 and in the fiscal year 2003, Caesars Entertainment, Inc. (formerly Park Place Entertainment Corporation), our largest customer, accounted for more than 10% of our revenues. During the three months ending March 31, 2004, approximately 19.6% of trade receivables and 18.4% of total sales and during the year ended December 31, 2003, approximately 17.6% of trade receivables and 13.3% of total sales were concentrated in the Nevada gaming industry among five customers under the common ownership of Caesars Entertainment, Inc. Any adverse changes in the financial condition of our major customers, any loss of our major customers, or any meaningful reduction in the level of sales to any of these customers could have a materially adverse impact on us.

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

There is significant competition in the shuffler market, where we compete with established companies and other entities, most of which possess substantially greater resources than we do. Almost all of the companies with which we compete in the shuffler market are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than we now have, or will have in the foreseeable future. It is also likely that other competitors will emerge in the near future. Other companies may develop products competitive to our SecureDrop® System. We may not be able to compete successfully with other established gaming product manufacturers. If we are unable to compete successfully it will likely result in loss of market share and lower revenues, or increases in operating costs, such as marketing costs.

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

(a) Evaluation of Disclosure Controls. In our quarterly report on Form 10-QSB for the period ended March 31, 2004 filed by us with the SEC on May 17, 2004 (“Original Quarterly Report”), we evaluated the effectiveness of our disclosure controls and procedures as of the end of the three months ended March 31, 2004. This evaluation was done with the participation of our chief executive officer and our chief financial officer. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

In the Original Quarterly Report, we disclosed that based on the evaluation conducted as of March 31, 2004, we concluded that, subject to certain limitations noted in the Original Quarterly Report, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In connection with analysis that led up to the restatements set forth in this Amendment No. 1 to the Original Quarterly Report, we concluded that the circumstances underlying the restatements indicate that our disclosure controls and procedures as of and for the three months ended March 31, 2004 were deficient in respect of certain actions by former senior management to override established financial controls and procedures. We believe that all such deficiencies were corrected prior to September 30, 2005.

(b) Changes in Disclosure Controls and Procedures. In the Original Quarterly Report we disclosed that although there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, we are continuously evaluating means of enhancing our internal controls. During the twelve months ended December 31, 2003, we added qualified staff to our accounting department, we improved our approval process for accounting entries, and we commenced implementation of MAS-500 integrated financial and manufacturing software application. MAS-500 has been implemented in Las Vegas to provide an integrated control process for purchasing, inventory control and manufacturing and should improve the accuracy and timeliness of our financial reporting. The training of staff at our China facility commenced in the second quarter of 2004 and full implementation is expected to be complete by the end of the quarter.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 27, 2002, Shuffle Master, Inc., or Shuffle Master, filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against VendingData in the United States District Court, District of Nevada. The amended complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining us from infringing on two of Shuffle Master’s patents, an accounting of our gains and profits that resulted from our alleged infringement, and for interest, costs and attorneys’ fees. The Shuffle Master patents that are at issue in the litigation concern registering use of a playing card shuffler apparatus and the displaying of the use on a display. We have filed our answer, counterclaims, and amended counterclaims against Shuffle Master. In our answer, we deny Shuffle Master’s allegation of patent infringement and request that Shuffle Master’s complaint be dismissed. We also seek, in our amended counterclaim, a declaration that we do not infringe Shuffle Master’s patents and that Shuffle Master’s patents and certain of its related claims are invalid. We further assert counterclaims against Shuffle Master for breach of contract and violation of the Uniform Trade Secrets Act. On May 20, 2002, the United States District Court, District of Nevada denied Shuffle Master’s motion for preliminary injunction against us. Discovery in this litigation is now closed. On May 28, 2003, we filed a motion for summary judgment requesting that the court dismiss the case against us. The hearing for our motion for summary judgment was taken off calendar pending a ruling by a magistrate judge with respect to an October 24, 2003 claim construction hearing to determine the scope and definition of the patent claims at issue. On March 31, 2004, the magistrate judge issued an order with regard to claim interpretation, to which the Company has filed written objections. The court has not yet scheduled oral argument regarding the objections to claim interpretation.

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

VendingData Corporation
(Registrant)

Date:	December 9, 2005	By:	/s/ Mark R. Newburg
Mark R. Newburg
		Its:	President, Chief Executive Officer and Treasurer (Principal Executive Officer)

Date:	December 9, 2005	By:	/s/ Arnaldo F. Galassi
Arnaldo F. Galassi
		Its:	Chief Financial Officer and Secretary (Principal Financial Officer)