Form 10QSB/A
period 2004-06-30
VENDINGDATA CORP
filed 2005-12-13
CIK 1004673

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

EXPLANATORY NOTE

VendingData Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 to reverse $731,000 and $1,238,000 of revenue recognized during the three and six months ended June 30, 2004, respectively, with respect to four contracts and to restate inventory as of, and cost of sales during the three and six months ended, June 30, 2004 by ($169,000) and ($235,000), respectively, to make other resulting adjustments to its financial statements. The effect of the restatements was to increase previously reported net loss by $671,128 and $1,221,572 ($0.04 and $0.07 per share) for the three month and six month periods ended June 30, 2004, respectively. These adjustments will not result in present or future cash expenditures. (See the disclosure under the heading “Restatement” in Note 1 to the financial statements in this Quarterly Report on Form 10-QSB/A)

The Items in our Form 10-QSB for the quarter ended June 30, 2004 that are amended and restated are as follows: Part I: Item 1 - Financial Statements; Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part II: Item 6 - Exhibits and Reports on Form 8-K.

The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 in the form filed on August 12, 2004. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

– i –

VENDINGDATA CORPORATION

FORM 10-QSB

– ii –

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VENDINGDATA CORPORATION
Balance Sheets

	June 30, 2004	December 31, 2003
ASSETS	(unaudited)(Restated)
Current assets:
Cash and cash equivalents	$2,407,419	$11,526,664
Current portion of accounts receivable, trade, net of allowance for uncollectables of $124,561 and $125,530	2,297,184	2,354,054
Due from affiliate	18,407	31,802
Other receivables	67,133	29,836
Inventories	5,585,867	4,150,414
Prepaid expenses	331,882	52,028
	10,707,892	18,144,798

Equipment rented to customers, net of accumulated depreciation of $441,894 and $316,245	523,350	608,555
Property and equipment, net of accumulated depreciation of $2,060,740 and $1,859,206	998,270	1,063,951
Intangible assets, net of accumulated amortization of $360,081 and $288,203	1,208,051	1,282,088
Due from affiliate - non current	118,800	118,800
Accounts receivable, trade, net of current portion, less unamortized discount	1,623,926	1,140,984
Deferred expenses	444,825	250,697
Deposits	1,138,278	1,284,827
Other assets	—	265,478
	$16,763,392	$24,160,178

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of leases payable	$1,962,174	$2,237,073
Accounts payable	930,399	1,727,460
Accrued expenses	578,374	824,307
Deferred revenues, current portion	250,360	171,875
Short-term debt	238,250	270,743
Current portion of convertible debt	—	2,368,077
Customer deposits	198,560	178,805
	4,158,117	7,778,340

Deferred revenues, net of current portion	276,045	219,890
Leases payable, net of current portion	1,011,966	1,916,723
	5,446,128	9,914,953
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 17,187,799 and 16,765,580 shares issued and outstanding	17,188	16,766
Additional paid-in capital	59,659,307	58,810,806
Deficit	(48,359,231)	(44,582,347)
Total stockholders' equity	11,317,264	14,245,225
Total liabilities and stockholders' equity	$16,763,392	$24,160,178

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Operations

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 (restated)	2003	2004 (restated)	2003

Revenues:
Sales	$1,146,378	$1,619,055	$1,632,529	$3,223,980
Rental	161,110	300,430	372,173	630,743
Other	20,762	12	109,535	132
	1,328,250	1,919,497	2,114,237	3,854,855
Operating expenses:
Cost of sales	899,701	887,082	1,614,580	2,134,286
Selling, general and administrative	1,502,469	1,732,033	2,972,953	3,064,524
Research and development	451,287	228,476	794,989	372,860
	2,853,457	2,847,591	5,382,522	5,571,670
Loss from operations	(1,525,207)	(928,094)	(3,268,285)	(1,716,815)

Interest expense, unrelated parties	231,479	556,095	494,101	1,053,771
Interest expense, related parties	540	149,572	15,063	309,393
Gain on disposition of assets	—	—	(567)	—
	232,019	705,667	508,597	1,363,164

Net loss	$(1,757,226)	$(1,633,761)	$(3,776,882)	$(3,079,979)

Basic and diluted loss per share	$(0.10)	$(0.21)	$(0.22)	$(0.40)

Weighted average shares outstanding	17,187,799	7,646,430	17,146,750	7,636,185

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2004 (restated)	2003

Operating activities:
Net cash used in operating activities	$(6,180,134)	$(7,016,487)

Investing activities:
Acquisition of intangible assets	(4,900)	(8,915)
Acquisition of plant and equipment	(156,381)	(450,525)
Acquisition of equipment produced for rental	—	(9,500)
Disposition of equipment produced for rental	—	502,791
Other	665	705
Deposits	—	(133,518)
Net cash used in investing activities	(160,616)	(98,962)

Financing activities:
Proceeds from sale of stock	—	362,550
Reimbursement of offering expense	36,731	—
Proceeds from leases payable	—	924,107
Repayment of leases payable	(1,179,656)	(1,362,931)
Proceeds from short-term debt	—	1,000,000
Repayment of short-term debt	(32,493)	(180,000)
Proceeds from convertible debt	—	5,000,000
Repayment of convertible debt	(1,603,077)	—
Net cash provided by (used in) financing activities	(2,778,495)	5,743,726

Change in cash and cash equivalents:
Decrease in cash	(9,119,245)	(1,371,723)
Cash and cash equivalents at beginning of period	11,526,664	1,778,297
Cash and cash equivalents at end of period	$2,407,419	$406,574

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

Restatement

As reported on our Form 8-K dated November 1, 2005 filed with the SEC, we concluded, after consultation with our independent auditors, that errors in revenue recognition practices and in allocation of labor and overhead costs to inventory costs require us to restate previously reported financial results for fiscal 2004. We have reversed $731,278 and $1,238,181 of revenue recognized during the three and six months ended, June 30, 2004 with respect to three contracts and restated inventory as of, and cost of sales during the three and six months ended, June 30, 2004 by $169,187 and $235,045, respectively, and made other resulting adjustments to its financial statements. The effect of the restatements was to increase previously reported net loss by $671,128 and $1,221,572 ($0.04 and $0.06 per share) for the three month and six month periods ended June 30, 2004, respectively. These adjustments have not resulted and will not result in past, present or future cash expenditures.

Note 2—Segments

The revenue segments identified for geographic region-based enterprise-wide data are as follows:

	Three Months Ended June 30,		Six Months Ended June, 30,
	2004 (restated)	2003	2004 (restated)	2003

United States	$566,585	$1,844,497	$1,218,180	$3,603,963
Asia	11,665	—	146,057	134,392
Europe	750,000	75,000	750,000	75,000
South America	—	—	—	41,500

The Company’s revenues, depreciation and operating income distribution by product are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004 (restated)	2003	2004 (restated)	2003
Revenues
SecureDrop®	$83,242	$185,223	$130,305	$1,334,733
Shuffler	584,672	1,517,008	1,041,947	2,261,824
Deck CheckerTM	639,574	215,649	832,450	228,212
Other revenue	20,762	1,617	109,535	30,086
	$1,328,250	$1,919,497	$2,114,237	$3,854,855
Depreciation and amortization
SecureDrop®	$0	$0	$0	$0
Shuffler	56,220	129,229	111,782	285,017
Deck CheckerTM	7,207	0	13,867	0
Selling, general and administrative	145,592	116,253	300,332	219,934
	209,019	245,482	425,981	504,951
Operating income (loss)
SecureDrop® gross margin	$18,813	$(26,924)	$(38,093)	$654,029
Shuffler gross margin	451,877	1,218,455	814,392	1,702,546
Deck CheckerTM gross margin	568,222	134,506	716,640	137,689
Other cost of goods sold	(610,363)	(293,622)	(993,282)	(773,695)
Selling, general and administrative	(1,502,469)	(1,732,033)	(2,972,953)	(3,064,524)
Research and development	(451,287)	(228,476)	(794,989)	(372,860)
	$(1,525,207)	$(928,094)	$(3,268,285)	$(1,716,815)

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

Note 7—Trade Receivables From Major Customers

As of and during the six months ended June 30, 2004, approximately 2.7% of trade receivables and 8.5% of total sales and, as of and during the year ended December 31, 2003, approximately 17.6% of trade receivables and 13.3% of total sales were concentrated in the Nevada gaming industry among five customers under common ownership. The Company's future operations could be affected by adverse changes in the financial condition of, or the Company's relationships with, the commonly owned Nevada gaming customers, or economic, competitive and political conditions in our customers' respective local areas or the gaming industry, in general.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

Total assets decreased from $24,160,178 to $16,763,392 between December 31, 2003 and June 30, 2004, a decrease of $7,396,786 or 30.6%. The decrease in total assets was due primarily to the $9,119,245 decrease in cash, offset, in part, by an increase in our inventories. The decrease in cash was due to continuing negative operating cash flows and debt reduction. Inventories have increased during the current period by $1,435,453 between December 31, 2003 and June 30, 2004. The increase is primarily due to the ramping up of manufacturing in China for Deck Checker™ units, shuffler production and the PokerOne™ Shuffler.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2004 and 2003 (Certain 2004 amounts have been restated.)

Revenue

For the three months ended June 30, 2004, total revenues decreased from $1,919,497 to $1,328,250, compared to the three months ended June 30, 2003, a decrease of $591,247 or 30.8%. The decrease in total revenues was due primarily to decreases in our shuffler revenue and SecureDrop® revenue , offset, in part, by increases in our Deck CheckerTM revenue .

Deck Checker™. Revenue related to the sale and rental of our Deck CheckerTM product increased substantially compared to the three months ended June 30, 2003. Introduced in the second quarter of 2003, we expect Deck CheckerTM revenue will continue to grow as the number of jurisdictions where we can sell the product increases along with the anticipated acceptance rate of the product in the casino industry. Since production has begun at our China facility at a much lower cost per unit, we will be able to establish a more aggressive price point while maintaining margins.

SecureDrop®. Our SecureDrop® revenue decreased by 55.1% during the three months ended June 30, 2004 in comparison to the three months ended June 30, 2003. The decrease was due to the a major installation of SecureDrop® products at three properties operated by Caesars Entertainment Inc. during the three months ended June 30, 2003. Although we are currently in negotiations for new contracts that would impact revenue in the second half of the year, we anticipate that we will continue to experience fluctuations in SecureDrop® revenue through the end of 2004.

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

Cost of Sales

For the three months ended June 30, 2004, our cost of sales increased to $899,701, compared to $887,082 for the three months ended June 30, 2003, an increase of $12,619 or 1.4%. The gross margin on revenue for the three months ended June 30, 2004 was 32.3%. This compares to 53.8% for the three months ended June 30, 2003. The decrease in gross margin from the same period of the prior year reflects the costs in transitioning our manufacturing to China. As this transition is completed, we expect to experience improvement in our gross margin percentage.

The gross margin percentage on revenue from Deck CheckerTM sales revenue was 88.9% during the three months ended June 30, 2004, compared to 62.4% during the three months ended June 30, 2003. We originally purchased our inventory of Deck CheckersTM from a manufacturer located in New Zealand and, as of June 30, 2004, have sold most of these Deck CheckersTM . We are now manufacturing our Deck CheckersTM at our China facility and, after initial transitional costs, anticipate lower costs per unit.

Our cost of SecureDrop® sales revenue decreased by 69.6%. The decrease is directly related to the decrease in SecureDrop® sales during the same period. The gross margin percentage on revenue from SecureDrop® sales revenue was 22.6% in the three months ended June 30, 2004 compared to a gross margin deficit percentage of 14.5% for the three months ended June 30, 2003.

Our cost of shuffler revenue for the three months ended June 30, 2004 decreased by 55.5% compared to the three months ended June 30, 2003. The decrease in the cost of shuffler sales revenue was due to the decreased sale of shuffler units during the three months ended June 30, 2004. The gross margin percentage on revenue from shuffler sales revenue was 83.2% in the three months ended June 30, 2004 compared to 86.1% for the three months ended June 30, 2003. The conversion of existing rental shufflers with low book values due to depreciation to purchases reduced the product cost in the prior year.

Selling, General and Administrative Expense

For the three months ended June 30, 2004, our selling, general and administrative expenses were $1,502,469, a decrease of $229,564, or 13.3%, from $1,732,033 for the three months ended June 30, 2003. The decrease in selling, general and administrative expenses related primarily to decreases in travel and entertainment expense, legal and regulatory expense and other expense offset by increases in salaries and related costs.

Our general and administrative expenses for the three months ended June 30, 2004 consisted of the following: salaries and related costs of $675,159; consulting and accounting services of $70,642; advertising and marketing costs of $8,119; travel and entertainment costs of $174,933; gaming industry show costs of $68,033; rent of $49,291; repairs and maintenance expense of $10,519; supplies of $16,834; legal and regulatory expenses of $259,860; insurance expenses of $7,188; depreciation and amortization of $136,559; and other expenses of $25,332.

Research and Development Expenses

For the three months ended June 30, 2004, research and development expenses were $451,287, an increase of $222,881, or 97.5%, from $228,476 for the three months ended June 30, 2003. The increase in research and development expenses was due to the development of the RandomPlus™ shuffler and PokerOne™. Although research and development has been a significant cost, we anticipate that these costs will decrease in the future as most of the research and development functions have been or are being moved to our China facility.

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

Net Loss

For the three months ended June 30, 2004, we had a net loss of $1,757,226 compared to a net loss of $1,633,761 for the three months ended June 30, 2003, an increase of $123,465, or 7.6%. The increase in net loss was primarily due to increases in cost of sales, and selling, general and administrative expenses. Basic loss per share was $0.10 for the three months ended June 30, 2004, compared to $0.21 for the three months ended June 30, 2003.

Comparison of Six Months Ended June 30, 2004 and 2003

Revenue

For the six months ended June 30, 2004, our revenues were $2,114,237, compared to $3,854,855 for the six months ended June 30, 2003, a decrease of $1,740,618, or 45.1%. The decrease was due primarily to decreases in SecureDrop™ sales and shuffler sales and rentals incurred in the three months ended March 31, 2004 and the three months ended June 30, 2004, offset, in part by an increase in Deck Checker™ revenue during the same period.

Cost of Sales

For the six months ended June 30, 2004, our cost of sales was $1,614,580, compared to $2,134,286 for the six months ended June 30, 2003, a decrease of $519,706, or 24.4%. The gross margin on revenue for the six months ended June 30, 2004 was $499,657 or 23.6%, compared to the gross margin on revenue for the six months ended June 30, 2003 of $1,720,569, or 44.6%. The decrease in gross margin of $1,220,912 from the six months ended June 30, 2003 to the six months ended June 30, 2004 reflects a decrease in revenues during the period.

Selling, General and Administrative Expenses

For the six months ended June 30, 2004, our selling, general and administrative expenses were $2,972,953, compared to $3,064,524 for the six months ended June 30, 2003, a decrease of $91,571, or 3.0%. The decrease in selling, general and administrative expenses related primarily to decreases in rent, legal and regulatory expense and other offset by increases in salaries and related expense.

Our selling, general and administrative expenses for the six months ended June 30, 2004 consisted of the following: salaries and related costs of $1,461,725; consulting services of $171,940; advertising and marketing costs of $14,028; travel and entertainment costs of $355,144; gaming industry trade show costs of $109,131; rent of $100,186; repairs and maintenance expenses of $24,414; legal and regulatory expenses of $457,755; supplies of $42,214; insurance expenses of $34,827; depreciation and amortization of $297,974; and other expenses of $(96,385).

Research and Development Expense

For the six months ended June 30, 2004, our research and development expenses were $794,989, compared to $372,860 for the six months ended June 30, 2003, an increase of $422,129, or 113.2%. The increase was due to the our continued development efforts on the RandomPlusTM and PokerOneTM shufflers.

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

Net Loss

For the six months ended June 30, 2004, we had a net loss of $3,776,882, compared to a net loss of $3,079,979 for the six months ended June 30, 2003, an increase of $696,903, or 22.6%. The increase in net loss was primarily due to the decrease in revenue and interest expense, offset, in part, by the increase in loss from operations. Basic loss per share was $0.22 for the six months ended June 30, 2004, compared to $0.40 for the six months ended June 30, 2003.

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

Based on presently known commitments and plans, we believe that we will be able to fund our operations and required expenditures through the fourth quarter of 2004 through cash on hand, cash flow from operations, and cash from private placements of debt or equity or from lease financing sources. In the event that such sources are insufficient or unavailable, we will need to seek cash from public or private placements of debt or equity, institutional or other lending sources, sell certain assets or change operating plans to accommodate such liquidity issues. No assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations in the upcoming year. If we continue to generate significant losses from our operations and we are not able to locate additional sources of liquidity, we may be unable to continue as a going concern.

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

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the six months ended June 30, 2004 and years ended December 31, 2003 and 2002, we have incurred net losses of $3,776,882, $7,812,089 and $6,192,786, respectively, and our operations have used $6,180,134, $11,731,150 and $5,206,489 of cash, respectively. As of June 30, 2004, December 31, 2003 and 2002, we had accumulated deficits of $48,359,231, $44,582,347 and $36,770,258, respectively. If we are unable to generate a positive cash flow in 2004, we will be required to locate additional sources of capital. If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.

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

Due to the limited placement of our SecureDrop® System and the Deck Checker™,we may not achieve significant market acceptance of these products and, as a result, general sufficient revenue to sustain our operations.

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

We are substantially dependent upon sales to a few major customers. In the first two quarters 2004 and in the fiscal year 2003, Caesars Entertainment, Inc. (formerly Park Place Entertainment Corporation), our largest customer, accounted for more than 5% of our revenues. During the six months ending June 30, 2004, approximately 2.7% of trade receivables and 8.5% of total sales and during the year ended December 31, 2003, approximately 17.6% of trade receivables and 13.3% of total sales were concentrated in the Nevada gaming industry among five customers under the common ownership of Caesars Entertainment, Inc. Any adverse changes in the financial condition of our major customers, any loss of our major customers, or any meaningful reduction in the level of sales to any of these customers could have a materially adverse impact on us.

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

We may not be able to complete development of the PokerOne™ Shuffler. We are continuing to fine tune this product and we plan to start the testing phase in Asia by the end of the second quarter of 2004. We have expended significant time and resources into the development of this product, and our failure to bring about a viable product may limit our long-term revenue growth in our shuffler product line.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls. In our quarterly report on Form 10-QSB for the period ended June 30, 2004 filed by us with the SEC on August 12, 2004 (“Original Quarterly Report”), we evaluated the effectiveness of our disclosure controls and procedures as of the end of the three months ended June 30, 2004. This evaluation was done with the participation of our chief executive officer and our chief financial officer. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

In the Original Quarterly Report, we disclosed that based on the evaluation conducted as of June 30, 2005 we concluded that, subject to certain limitations noted in the Original Quarterly Report, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In connection with analysis that led up to the restatements set forth in this Amendment No. 1 to the Original Quarterly Report, we concluded that the circumstances underlying the restatements indicate that our disclosure controls and procedures as of and for the three months ended June 30, 2004 were deficient in respect of certain actions by former senior management to override established financial controls and procedures. We believe that all such deficiencies were corrected prior to September 30, 2005.

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