Form 10KSB/A
period 2004-12-31
VENDINGDATA CORP
filed 2005-12-13
CIK 1004673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 000-25855


                             VendingData Corporation
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            Nevada                                             91-1696010
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


 6830 Spencer Street, Las Vegas, Nevada                          89119
----------------------------------------                  -------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number: (702) 733-7195

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered

--------------------------------           --------------------------------

--------------------------------           --------------------------------

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

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

      VendingData Corporation is filing this Amendment No. 2 to its Annual Report on Form 10-KSB for the year ended December 31, 2004 to reverse $2,050,551 of revenue recognized during the year ended December 31, 2004, with respect to four contracts, and reduce inventory and cost of sales by $338,455 and $402,018, respectively, as of December 31, 2004, and increase research and development, and selling, general and administrative expenses during the year then ended by, $238,475 and $502,565, respectively, and make other resulting adjustments to the financial statements of the Company. The effect of the restatements was to increase previously reported net loss by $2,389,066 ($0.13 per share) for the year. These adjustments will not result in present or future cash expenditures. (See "Restatement" in Note 1 to the financial statements in this Annual Report on Form 10-KSB/A)

      The Items in our Form 10-KSB/A for the year ended December 31, 2004 that are amended and restated are as follows: Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations; Part II: Item 7 - Financial Statements; Part II: Item 8A - Controls and Procedures; and Part II:
Item 13 - Exhibits and Reports on Form 8-K.

      The remaining Items contained within this Amendment No. 2 to Annual Report on Form 10-KSB/A consist of all other Items originally contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 in the form filed on March 31, 2005, as amended on May 2, 2005. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or the first amendment to such report filed on May 2, 2005, or modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

                                TABLE OF CONTENTS

                                                                            Page

PART I.........................................................................4

    Item 1.  Description of Business...........................................4
    Item 2.  Description of Property..........................................20
    Item 3.  Legal Proceedings................................................21
    Item 4.  Submission of Matters to a Vote of Security Holders..............22

PART II.......................................................................23

    Item 5.  Market for Common Equity and Related Stockholder Matters.........23
    Item 6.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................25
    Item 7.  Financial Statements.............................................43
    Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................66
    Item 8A. Controls and Procedures..........................................66
    Item 8B. Other Information................................................65

PART III......................................................................67

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act................67
    Item 10. Executive Compensation...........................................67
    Item 11. Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................67
    Item 12. Certain Relationships and Related Transactions...................67
    Item 13. Exhibits and Reports on Form 8-K.................................67
    Item 14. Principal Accountant Fees and Services...........................67

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

      United States - Federal

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

      The following table sets forth the high and low closing sale price of our common stock, as reported by the AMEX for the quarters since May 4, 2004.

      CALENDAR QUARTER ENDED                 LOW                    HIGH
      ----------------------               -------                 -------

       December 31, 2004                     $1.69                  $2.20

       September 30, 2004                    $3.58                  $3.63

       June 30, 2004                         $3.80                  $3.90

      ----------------------

      The following table sets forth the high and low closing bid prices of our common stock from September 10, 2003, when our common stock became eligible for quotation on the OTC Bulletin Board, to May 4, 2004, when our common stock started trading on AMEX.

      CALENDAR QUARTER ENDED                 LOW                    HIGH
      ----------------------               -------                 -------

       Until May 4, 2004(1)                  $3.67                  $4.60

       March 31, 2004                        $3.50                  $4.00

       December 31, 2003                     $3.70                  $6.20

       September 30, 2003                    $2.25                  $4.38

      ----------------------
            (1) Represents the high and low closing bid prices for our common stock from April 1, 2004, to May 4, 2004, when our common stock began trading on AMEX.

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

      Subject to the reasonable discretion of our management, the proceeds from the placement of the Senior Notes are to be used to fund our shuffler inventory, our operating losses and our general corporate purposes. Certain conditions for the release from escrow of a portion of the proceeds from this offering are discussed below in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Outlook."

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

-------------------------------
(1) Reflects outstanding stock options to purchase 2,031,656 shares of common stock under our Amended and Restated 1999 Stock Option Plan and stock options to purchase 155,200 shares of common stock under our Amended and Restated 1999 Directors' Stock Option Plan.
(2) There were 968,344 shares available for future issuance under our Amended and Restated 1999 Stock Option Plan and 144,800 shares available for future issuance under our Amended and Restated 1999 Directors' Stock Option Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Statement on Forward-Looking Information

      Certain information included herein contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, such as statements relating to plans for product development, product placement, capital spending and financing sources. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made herein. Such risks, uncertainties and other important factors include, among others: our liquidity requirements, our ability to locate necessary sources of capital to sustain our operations, adverse rulings or other developments in pending or future litigation, the continued growth of the gaming industry, the success of our product development activities, the acceptance of our products in the marketplace, vigorous competition in the gaming industry, our dependence on existing management, changes in gaming laws and regulations (including actions affecting licensing), regulatory and jurisdictional issues involving us or our products specifically, our leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions and the risks and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including, but not limited to the Company's Form 10-QSB for the quarters ended June 30, 2004 and September 30, 2004.

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

FINANCIAL CONDITION (Certain 2004 amounts have been restated.)

      During the twelve months ended December 31, 2004, total assets decreased by $9,797,561, from $24,160,178 at December 31, 2003 to $14,362,617 at December
31, 2004. Accounts receivable (trade) decreased from $3,495,038 to $2,860,931 between December 31, 2003 and December 31, 2004. Inventories have increased during the current period by $1,973,757 from $4,150,414 at December 31, 2003 to $6,124,171 at December 31, 2004. The increase is primarily due to the purchase of components to produce our new PokerOne shuffler and related components and Deck Checker components.

      Total liabilities have decreased from $9,914,953 at December 31, 2003 to $8,622,694 at December 31, 2004. Accounts payable decreased from $1,727,460 at December 31, 2003 to $1,240,676 at December 31, 2004. Convertible debt decreased from $2,368,077 at December 31, 2003 to $0 at December 31, 2004 due to the retirement of long- and short-term convertible debt through cash payments and conversion to common stock. Short-term debt decreased from $270,743 at December 31, 2003 to $238,250 at December 31, 2004 due to payment of $32,493. Notes payable increased $3,250,000 due to the issuance of 9% notes due August 15, 2007. However, in February of 2005 the 9% notes totaling $3,250,000 were exchanged for the February Senior Notes.

      Results of Operations - Years Ended December 31, 2004 and 2003 (Certain 2004 amounts have been restated.)

      Revenue

      For the year ended December 31, 2004, we generated total revenues of $3,436,560, compared to $6,710,919 for the year ended December 31, 2003, a decrease of $3,274,359 or 48.8%. Our revenues for the year ended December 31, 2004 consisted of SecureDrop(TM) sales of $254,454, shuffler rentals of $384,679, shuffler sales of $1,141,321, Deck Checker TM sales of $1,252,909 Deck Checker TM Deck Checker rentals of $232,035,and miscellaneous other revenues of $171,162. The decrease in revenue was primarily due to a decrease in SecureDrop(TM) sales of $1,967,508, a decrease in shuffler sales of 938,099, a decrease in shuffler rentals of $638,865, a decrease in Deck Checker TM sales of $112,956, offset by an increase in Deck Checker rentals of $232,035, and an increase in other of $151,034. We believe that the decreases in revenue were due, in part, to the allocation of resources toward the transfer of certain operations to China, the longer than anticipated approval terms for our new products from gaming regulatory laboratories, the continued development and testing of our new shuffler products, the pending merger transactions involving major U.S. casino operators that have delayed negotiations involving our SecureDrop(R) products and the delays in discussions with potential international customers. In addition, jurisdictional licensing issues and the ShuffleMaster injunction related to sales of PokerOneTM product all contributed to disrupting sales activities.

      Revenues - SecureDrop(TM) Sales. For the year ended December 31, 2004, we generated revenue related to the sale of our SecureDrop(TM) products of $254,454, compared to $2,221,962 for the year ended December 31, 2003, a decrease of $1,967,508, or 88.5%.

      Revenues - Shuffler Sales. For the year ended December 31, 2004, we generated revenue related to the sale of our shufflers of $1,141,321, compared to $2,079,420 for the year ended December 31, 2003, a decrease of $938,099, or 45.1%. The majority of these sales were from the conversion of shufflers on rent to purchases through long-term sales agreements that range from 24 to 48 months. We made a strategic decision to offer our customers the choice to either continue renting or instead to purchase our shufflers for the same monthly payments. This decision was based on competitive forces in the marketplace and the anticipated introduction of our next generation shufflers in 2004. By offering some of our customers the ability to trade up to our new shuffler, the RandomPlus(TM) Shuffler, when approved by the relevant regulatory bodies, we will be able to obtain binding purchase commitments for our shufflers and ensure that our products are not readily replaced with those of our competitors. We believe that conversions will not contribute to shuffler sales in the future to the same extent conversions did in 2003. The anticipated introduction of the new RandomPlus(TM) Shuffler in the first half of 2005 will provide a needed addition to our product line.

      Revenue - Shuffler Rentals. For the year ended December 31, 2004, we generated revenue related to the rental of our shufflers of $384,679, compared to $1,023,544 for the year ended December 31, 2003, a decrease of $638,865, or 62.4%. The conversion of rental units to purchases in 2003 reduced the number of shufflers that were rented throughout the year. We believe that the new RandomPlus(TM) Shuffler that we anticipate introducing in the first half of 2005 will reverse the trend and increase the number of units that are rented.

      Revenue - Deck CheckerTM. For the year ended December 31, 2004, we generated revenue related to the sale of our Deck CheckerTM of $1,252,909 compared to $1,365,865 for the year ended December 31, 2003, a decrease of $112,956, or 8.3%. As the DeckCheckerTM was introduced in the second quarter of 2003, we expect DeckChecker TM sales will continue to grow as the number of jurisdictions that we can sell the product increases and with the anticipated acceptance of the product in the casino industry.

      Revenue - Other Income. For the year ended December 31, 2004, we generated other revenues of $171,162, compared to income of $20,128 for the year ended December 31, 2003, an increase of $151,034.

      Cost of Sales

      For the year ended December 31, 2004, our cost of sales was $3,570,070, compared to $4,171,687 for the year ended December 31, 2003, a decrease of $601,617, or 14.4%. Our cost of sales for the year ended December 31, 2004 included cost of SecureDrop(TM) sales of $219,208, cost of shuffler sales of $190,140, shuffler rental depreciation of $215,780, shuffler service costs of $1,214,495, manufacturing costs of $805,861, Deck CheckerTM costs of $203,435, warranty costs of ($569).Deck Checker rental depreciation of $32,325 and other expenses of $689,395. As we transition from a development to an operating company, we are reducing the cost of sales through more efficient purchasing and manufacturing. The outsourcing of components from China continued the trend of reducing cost of sales through 2004 as a percent of sales. The gross margin on revenue for the year ended December 31, 2004 was ($133,510), or (4.7%), compared to the gross margin on revenue for the year ended December 31, 2003 of $2,539,232, or 37.8%. The decrease in gross margin of $2,672,742 from the year ended December 31, 2003 to the year ended December 31, 2004 reflected decreased revenue, an inventory write-down of $575,446, and increase in service costs of $281,517.

      Cost of Sales - SecureDrop(TM) Sales. Our cost of SecureDrop(TM) sales revenue was $219,208 for the year ended December 31, 2004 compared to $1,089,732 for the year ended December 31, 2003, representing a decrease of $870,524, or 79.9%. The gross margin percentage on revenue from SecureDrop(TM) sales revenue was 66.5% in the year ended December 31, 2004 compared to 51.0% for the year ended December 31, 2003.

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

      Cost of Sales - Deck CheckerTM Sales. Our cost of Deck CheckerTM sales revenue was $203,435 for the year ended December 31, 2004 compared to $390,935 for the year ended December 31, 2003. The gross margin percentage on revenue from Deck CheckerTM sales revenue was 83.8%.for the year ended December 31, 2004 compared to 71.4% for the year ended December 31, 2003. The improvement in gross margin percentage is a result of our moving the manufacture and purchasing of component parts to China.

      Selling, General and Administrative Expenses

      For the year ended December 31, 2004, our selling, general and administrative expenses were $7,046,572, compared to $6,449,030 for the year ended December 31, 2003, an increase of $597,542, or 9.3 %. The increase in selling, general and administrative expenses related primarily to a $629,673 increase in salaries, a $623,832 increase in legal and regulatory expenses offset by a $531,071 decrease in finance fees, and a $201,224 decrease in rent. The increase in legal fees is primarily due to the Shuffle Master, Inc. lawsuit as well as legal fees related to regulatory license applications.

      Our selling, general and administrative expenses for the year ended December 31, 2004 consisted of the following: salaries and related costs of $2,725,866; consulting services of $446,373; advertising and marketing costs of $33,837; travel and entertainment costs of $682,583; gaming industry show costs of $175,193; rent of $216,986; repairs and maintenance expense of $61,528; supplies of $100,362; legal and regulatory expenses of $1,446,243; insurance expenses of $92,637; depreciation and amortization of $553,742; finance fees of $15,457; and other expenses of $465,765.

      Research and Development Expenses

      For the year ended December 31, 2004, research and development expenses were $1,423,096, compared to $1,010,558 for the year ended December 31, 2003, an increase of $412,538, or 40.8%. The increase in research and development expenses was primarily due to the continued development of the PokerOne Shuffler and the RandomPlus(TM) Shuffler.

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

      Net Loss

      For the year ended December 31, 2004, we had a net loss of $9,538,200 compared to a net loss of $7,812,089 for the year ended December 31, 2003, an increase in net loss of $1,726,111, or 22.1%. The increase in net loss was primarily due to a decrease in gross margin of $2,672,742, an increase in selling, general and administrative expenses of $738,344, an increase in research and development of $412,538 and an offsetting decrease of $1,956,144 in interest expense. Basic loss per share was $0.55 for the year ended December 31, 2004, compared to $0.96 for the year ended December 31, 2003.

      Liquidity and Capital Resources

As a result of our operating loss and our use of cash, our net working capital has decreased from $10,366,458 at December 31, 2003 to $4,511,094 at December 31, 2004, as shown in the table below:

                                                                December 31,
                                                       -------------------------------
                                                            2004
                                                          restated           2003
                                                       --------------   --------------
Current Assets

Cash and cash equivalents                              $      924,802   $   11,526,664
Current portion of accounts receivable, trade,
  net of allowance for uncollectibles of $225,590
  and $125,530                                              1,596,017        2,354,054
Due from affiliate                                             25,000           31,802
Other receivables                                              35,394           29,836
Inventories                                                 6,124,171        4,150,414
Prepaid expenses                                               86,575           52,028
                                                       --------------   --------------
         Total current assets                               8,791,959       18,144,798
                                                       --------------   --------------

Current portion of leases payable                           1,941,445        2,237,073
Accounts payable                                            1,240,676        1,727,460
Accrued expenses                                              427,199          824,307
Deferred revenues, current portion                            239,680          171,875
Short-term debt                                               238,250          270,743
Current portion of convertible debt                                          2,368,077
Customer deposits                                             193,615          178,805
                                                       --------------   --------------
         Total current liabilities                          4,280,865        7,778,340
                                                       --------------   --------------

                  Net working capital                  $    4,511,094   $   10,366,458
                                                       ==============   ==============

      Sources of Capital

      Should our cash on hand plus cash from operations be insufficient during future periods, we anticipate relying upon private and institutional sources of debt and equity, and we may seek public, private and institutional sources of capital for working capital purposes. During the years ended December 31, 2004 and 2003, our sources of capital included a public stock offering; equipment financing from a third party, short-term notes from stockholders, convertible debentures and other private sources of capital.

      With respect to our equipment financing where we have sold and leased back most of our furniture, equipment, tooling and shufflers held for rent, we have received proceeds of $989,820 and repaid $ 2,754,607 for the year ended December 31, 2003 and have received proceeds of $723,839 and repaid $2,042,946 for the year ended December 31, 2004. As of December 31, 2004, we had outstanding equipment financing of $2,834,689. These equipment leases have terms of 36 to 39 months and were not recorded as sales because each of the leases included a mandatory buy-back provision.

      With respect to our short-term debt, we repaid $384,000 and received proceeds of $700,000 for the year ended December 31, 2003. We repaid $32,493 for the year ended December 31, 2004. As of December 31, 2004, we had outstanding short-term loans in the aggregate amount of $238,250. Prior to 2003, we were substantially dependent on short-term loans from our principal stockholder and other directors. Despite such reliance, neither our principal stockholder nor our directors are obligated to provide additional financing to us and our principal stockholder and directors are free to decline to fund additional financings to us at any time. In such event and in the absence of third party financing sources, we may have substantial difficulties in raising additional financings.

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

      Cash Used in Operating Activities. For the year ended December 31, 2004, net cash used in operating activities was $ 10,660,135, compared to $11,731,150 for the year ended December 31, 2003. The cash used in operating activities during the year ended December 31, 2004 resulted from a net loss of $9,538,200, an decrease in trade accounts receivable of $634,107, an increase in inventory of $1,973,757, an increase in prepaid expenses of $34,547, an increase in deferred expenses of $582,062, a decrease in accounts payable of $486,784, and a decrease in accrued expenses of $397,108 , offset by depreciation and amortization of $816,534, non-cash compensation expense of $269,174, an increase in other receivables of $1,244, a decrease of deposits with vendors of $304,611, a decrease of other assets of $265,478, an increase in deferred revenues of $46,500 and an increase in customer deposits of $14,810.

      Net Cash Used In Investing Activities. For the year ended December 31, 2004, we used net cash in investing activities of $276,161 compared to $1,567,915 for the year ended December 31, 2003. The net cash used in investing activities during the year ended December 31, 2004 consisted of $271,261 used in the acquisition of plant and equipment.

      Contractual Cash Obligations and Off Balance Sheet Arrangements . Our contractual cash obligations under our debt agreements, capital leases and operating leases for the next five years are as follows:

                                                      PAYMENTS DUE BY PERIOD
CONTRACTUAL                          ----------------------------------------------------------
OBLIGATIONS              TOTAL          1 YEAR        2-3 YEARS      4-5 YEARS    AFTER 5 YEARS
-------------------   ------------   ------------   ------------   ------------   ------------
Debt Agreements       $  4,447,519   $    722,203   $  3,725,316   $          0   $          0

Capital Leases           4,768,269      2,728,963        893,241              0              0

Operating Leases(1)          8,682          8,862              0              0              0
-------------------   ------------   ------------   ------------   ------------   ------------

TOTAL                 $  7,290,890   $  2,672,333   $  4,618,557   $          0   $          0

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

      We expect to meet the escrow requirements of the February and March 2005 private placements which are as follows:

      o One third (1/3) of the total proceeds held in escrow shall be released to the Company upon the execution of a distributor agreement with TCS or an affiliate thereof and the sale and service outside the United States of one hundred (100) units of the Company's RandomPlus ShufflerTM and the PokerOneTM shuffler, where such events must occur no later than June 30,2005;

      o One-third (1/3) of the total proceeds held in escrow shall be released to the Company upon the hiring by the Company of a North American manager of operations or Chief Operating Officer, where such person shall be hired no later than June 30, 2005; and

      o One-third (1/3) of the total proceeds held in escrow shall be released to the Company upon the approval of the Company's RandomPlusTM shuffler by Gaming Laboratories International and the Nevada State Gaming Control Board and the placement of one hundred
            (100) units of the Company's RandomPlusTM shuffler in North America, where such approvals and shuffler placement must occur no later than June 30, 2005.

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

      We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the years ended December 31, 2003 and 2004, we have incurred net losses of $7,812,089 and $9,538,200, respectively, and our operations have used $ 11,731,150 and $ 10,660,135of cash, respectively. As of December 31, 2003 and 2004, we had accumulated deficits of $44,582,347 and $54,120,549, respectively. If we are unable to generate a positive cash flow in 2004, we will be required to locate additional sources of capital. If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.

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

      We are substantially dependent upon sales to a few major customers. In fiscal year 2003, Caesars Entertainment, Inc. (formerly Park Place Entertainment Corporation) accounted for more than 10% of our revenues. During the year ended December 31, 2003, approximately 17.6% of trade receivables and 13.3% of total sales were concentrated in the Nevada gaming industry among five customers under the common ownership of Caesars Entertainment, Inc. In fiscal year 2004 revenue and accounts receivables were not as dependent on any one customer or distributor. However, any adverse changes in the financial condition of our major customers, any loss of our major customers, or any meaningful reduction in the level of sales to any of these customers could have a materially adverse impact on us. Furthermore, Caesars Entertainment, Inc. will be acquired by Harrah's Entertainment, Inc., in approximately mid-2005. We have no assurance that once acquired, Caesars Entertainment, Inc. will still purchase products from us.

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

      As a result of the opening of our manufacturing facility in China, we are currently operating in international markets, and we propose to further expand our international sales and operations. Engaging in business outside of the United States will subject us to the customary risks of doing business in foreign countries. These risks include fluctuations in foreign currency exchange rates and controls, competitive disadvantages to established foreign businesses with significant current market share and business/ customer relationships, nationalization and other economic, tax and regulatory policies of local governments and the possibility of trade embargoes, political instability or war or other hostility, as well as the laws and policies of the United Sates affecting foreign trade and investment. Any one or more of these factors could materially adversely affect our ability to conduct business outside the United States and therefore our business as whole.

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

ITEM 7. FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheets at December 31, 2004 (restated) and 2003

      Statements of Operations for the Years Ended December 31, 2004 (restated) and 2003

      Statements of Changes in Stockholders' Equity for the Years
      Ended December 31, 2004 (restated) and 2003

      Statements of Cash Flows for the Years Ended December 31, 2004 (restated) and 2003

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

As discussed, in Note 1 to the financial statements, the Company's 2004 financial statements have been restated.


                              --------------------------------------------------
                              Piercy Bowler Taylor & Kern
                              Certified Public Accountants and Business Advisors

Las Vegas, Nevada

February 18, 2005, except for the portion of Note 1 captioned "Restatement", as to which the date is November 7, 2005

                             VENDINGDATA CORPORATION

                                 Balance Sheets
                           December 31, 2004 and 2003

                                                                2004
                                                              restated          2003
                                                           --------------   --------------
                                ASSETS

Current assets:
  Cash and cash equivalents                                $      924,802   $   11,526,664
  Current portion of accounts receivable, trade net of
    allowance for uncollectibles of $223,590 and 125,530        1,596,017        2,354,054
  Due from affiliate                                               25,000           31,802
  Other receivables                                                35,394           29,836
  Inventories                                                   6,124,171        4,150,414
  Prepaid expenses                                                 86,575           52,028
                                                           --------------   --------------
                                                                8,791,959       18,144,798

Equipment rented to customers, net of
  accumulated depreciation of $564,351 and $316,245               400,594          608,555
Property and equipment, at cost, net of
  accumulated depreciation of $2,250,432 and $1,859,206           923,460        1,063,951
Intangible assets, at cost, net of
  accumulated amortization of $438,488 and $288,203             1,129,644        1,282,088
Due from affiliate                                                118,800          118,800
Accounts receivable, trade, net of current portion,
  less unamortized discount                                     1,264,914        1,140,984
Deferred expenses                                                 753,030          250,697
Deposits                                                          980,216        1,284,827
Other assets                                                           --          265,478
                                                           --------------   --------------

                                                           $   14,362,617   $   24,160,178
                                                           ==============   ==============

                             VENDINGDATA CORPORATION

                                 Balance Sheets
                           December 31, 2004 and 2003

                                                                       2004
                                                                     restated            2003
                                                                  --------------    --------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Leases payable, current portion                                 $    1,941,445    $    2,237,073
  Accounts payable                                                     1,240,676         1,727,460
  Accrued expenses                                                       427,199           824,307
  Deferred revenues, current portion                                     239,680           171,875
  Short-term debt                                                        238,250           270,743
  Convertible debt, current portion                                           --         2,368,077
  Customer deposits                                                      193,615           178,805
                                                                  --------------    --------------
                                                                       4,280,865         7,778,340

Deferred revenues, net of current portion                                198,585           219,890
Notes payable, net of current portion                                  3,250,000                --
Leases payable, net of current portion                                   893,244         1,916,723
                                                                  --------------    --------------
                                                                       8,622,694         9,914,953
                                                                  --------------    --------------

Stockholders' equity:
 Preferred stock, $.001 par value, 10,000,000 shares authorized
 Common stock, $.001 par value, 25,000,000 shares authorized,
   17,199,558 and 16,765,580 share issued and outstanding                 17,200            16,766
 Additional paid-in capital                                           59,843,270        58,810,806
 Deficit                                                             (54,120,547)      (44,582,347)
                                                                  --------------    --------------
                                                                       5,739,923        14,245,225
                                                                  --------------    --------------
                                                                  $   14,362,617    $   24,160,178
                                                                  ==============    ==============

                  See accompanying notes to financial statement

                             VENDINGDATA CORPORATION

                            Statements of Operations
                     Years Ended December 31, 2004 and 2003

                                                   Year Ended December 31,
                                               --------------------------------
                                                    2004
                                                  restated            2003
                                               --------------    --------------

Sales                                          $    2,648,684    $    5,667,247
Rental                                                616,714         1,023,544
Other                                                 171,162            20,128
                                               --------------    --------------
                                                    3,436,560         6,710,919
                                               --------------    --------------

Operating expenses:
Cost of sales                                       3,570,070         4,171,687
Selling, general and administrative                 7,046,005         6,449,030
Research and development                            1,423,096         1,010,558
                                               --------------    --------------
                                                   12,039,171        11,631,275
                                               --------------    --------------

Loss from operations                               (8,602,611)       (4,920,356)
                                               --------------    --------------

Interest expense, including $31,974 and
$529,742 to related parties                           935,589         2,891,733
                                               --------------    --------------

Net loss                                       $   (9,538,200)   $   (7,812,089)
                                               ==============    ==============

 Basic loss per share                          $        (0.55)   $        (0.96)
                                               ==============    ==============

 Weighted average shares outstanding               17,187,664         8,134,173
                                               ==============    ==============

                 See accompanying notes to financial statements.

                             VENDINGDATA CORPORATION

                  Statements of Changes in Stockholders' Equity
                Years Ended December 31, 2004 (restated) and 2003

                                                                       Additional
                                           Common Shares                Paid-in       Accumulated
      Activity                        Stock            Dollars          Capital         Deficit            Total
                                  --------------   --------------   --------------   --------------    --------------
Balances (deficiency),
  January 1, 2003                      7,625,814   $        7,626   $   26,719,980   $  (36,770,258)   $  (10,042,652)

Stock issued for services                 75,000               75          168,675               --           168,750

Stock issued in public offering        5,500,000            5,500       24,839,460               --        24,844,960

Stock issued for conversion
  of debt                              3,564,766            3,565        6,512,147               --         6,515,712

Exercise of warrants                          --               --           76,500               --            76,500

Warrants issued for service                   --               --          298,250               --           298,250

Employee options issued                       --               --          195,794               --           195,794

Net loss for 2003                             --               --               --       (7,812,089)       (7,812,089)
                                  --------------   --------------   --------------   --------------    --------------

Balances, December 31, 2003           16,765,580           16,766       58,810,806      (44,582,347)       14,245,225

Exercise of employee options               1,360                2            2,380               --             2,382

Stock issued for conversion of
  debt                                   362,218              362          814,563               --           814,925

Exercise of warrants                      70,400               70               --               --                70

Repayment for Stock Issue
  Expenses                                    --               --           36,731               --            36,731

Employee options issued                       --               --          178,790               --           178,790

Net loss for 2004                             --               --               --       (9,538,200)       (9,538,200)
                                  --------------   --------------   --------------   --------------    --------------

Balances, December 31, 2004           17,199,558   $       17,200   $   59,843,270   $  (54,120,547)   $    5,739,923
                                  ==============   ==============   ==============   ==============    ==============

                 See accompanying notes to financial statements.

                             VENDINGDATA CORPORATION

                            Statements of Cash Flows
                     Years Ended December 31, 2004 and 2003

                                                                 December 31,
                                                       --------------------------------
                                                            2004
                                                          restated            2003
                                                       --------------    --------------
Net cash used in operating activities                  $  (10,660,135)   $  (11,731,150)
                                                       --------------    --------------

Cash flows from investing activities:
   Acquisition of property and equipment                     (271,261)         (939,376)
   Acquisition of intangible assets                            (4,900)         (526,167)
   Deposits                                                        --          (102,372)
                                                       --------------    --------------
Net cash used in investing activities                        (276,161)       (1,567,915)
                                                       --------------    --------------

Cash flows from financing activities:
   Reimbursement of offering expense                           36,731
   Proceeds from sale of stock, warrants and options            2,380        25,415,504
   Proceeds from capital leases financing                     723,839           989,820
   Repayment of capital leases                             (2,042,946)       (2,754,607)
   Proceeds from stockholder loans                                 --           700,000
   Repayment of stockholder loans                                  --        (1,310,000)
   Proceeds from convertible debt                           3,250,000        11,050,000
   Repayment of convertible and other debt                 (1,635,570)      (11,043,285)
                                                       --------------    --------------
Net cash provided by financing activities                     334,434        23,047,432
                                                       --------------    --------------

Increase (decrease) in cash and cash equivalents          (10,601,862)        9,748,367
Cash and cash equivalents, beginning of year               11,526,664         1,778,297
                                                       --------------    --------------
Cash and cash equivalents, end of year                 $      924,802    $   11,526,664
                                                       ==============    ==============

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

RESTATEMENT

      As reported on our Form 8-K dated November 1, 2005 filed with the SEC, we concluded, after consultation with our independent auditors, that errors in revenue recognition practices and in allocation of labor and overhead costs to inventory require restatement of previously reported financial results for fiscal 2004. We have reversed $2,050,551 of revenue recognized during the year ended December 31, 2004, with respect to four contracts, and reduced inventory and cost of sales by $338,455 and $402,018, respectively, as of December 31, 2004 , and increased research and development, and selling, general and administrative expenses during the year then ended by, 238,475 and 502,565, respectively, and made other resulting adjustments to the financial statements of the Company. The effect of the restatements was to increase previously reported net loss by $2,389,006 ($0.13 per share) for the year ended December 31, 2004. These adjustments will not result in present or future cash expenditures.

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

                                                     December 31,
                                                        2004        December 31,
                                                       restated         2003
                                                     ------------   ------------

Raw material ....................................... $  2,616,731   $  2,048,707
Work in progress ...................................    1,391,467      2,089,387
Finished goods .....................................    2,115,973         12,320
                                                     ------------   ------------
                                                     $  6,124,171   $  4,150,414
                                                     ============   ============

      Deposits

      The table below sets forth the details of the deposits as of December 31, 2004 and 2003:

                                                     December 31,
                                                        2004        December 31,
Item                                                   restated         2003
-------                                              ------------   ------------

Rent                                                 $     42,968   $     42,968
Leases                                                    509,968        634,519
Vendors                                                   281,763        313,935
Other                                                     145,517        293,405
                                                     ------------   ------------
                                                     $    980,216   $  1,284,827
                                                     ============   ============

      Property and equipment

      Property and equipment (Note 3), including equipment rented to customers, is carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets of 3-5 years, which, in the case of leasehold improvements is limited to the life of the lease and renewal period, so long and renewal is intended.

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

                                                  Year Ended December 31,
                                               ----------------------------
                                                   2004            2003
                                               ------------    ------------

Opening balance                                $     12,566    $     10,151
Accruals                                              5,068          29,804
Payments                                             (8,842)        (27,389)
                                               ------------    ------------
Balance at end of year                         $      8,792    $     12,566
                                               ============    ============

Note 2. Segments

      The segments identified for geographic region-based enterprise-wide data are as follows:

                          Year Ended                      Year Ended
                       December 31, 2004               December 31, 2003
                -----------------------------   -----------------------------
                    Revenue       Long-lived                      Long-lived
                   restated         Assets         Revenue          Assets
                -------------   -------------   -------------   -------------

North America   $   1,997,832   $   2,643,866   $   6,001,089   $   2,613,111
Asia                  962,775         530,025         261,360         310,046
Europe                187,666              --         300,000              --
South America              --              --         148,470              --
Australia             288,287              --              --              --

      The Company's revenues distributed by product are as follows:


                       Year Ended
                   December 31, 2004                                                      Year Ended
                        restated                                                       December 31, 2003
----------------------------------------------------------         ---------------------------------------------------------
  Shufflers          Deck Checkers(TM)       SecureDrop(R)           Shufflers         Deck Checkers(TM)       SecureDrop(R)
-------------          -------------         -------------         -------------         -------------         -------------
$   1,526,000          $   1,484,944         $     254,454         $   3,102,964         $   1,365,865         $   2,221,962

Note 3. Property and Equipment

      Property and equipment, excluding equipment rented to customers, consists of the following at December 31, 2004 and 2003:

                                                     December 31,   December 31,
                                                         2004           2003
                                                     ------------   ------------

Equipment and vehicles, furniture and fixtures ...   $  1,983,744   $  1,851,244
Tooling ..........................................        768,280        697,304
Leasehold improvements ...........................        421,867        374,609
                                                     ------------   ------------
                                                        3,173,891      2,923,157
Less accumulated depreciation and amortization ...      2,250,432      1,859,206
                                                     ------------   ------------
                                                     $    923,459   $  1,063,951
                                                     ============   ============

      A substantial portion of the Company's furniture and equipment are held under capital leases (Note 5).

Note 4. Intangible Assets

      The Company acquired the patent rights for the Deck Checker(TM) for $1,004,900 in 2003. The following table sets forth the estimated aggregate amortization of these and other intangible asset costs for the next five years:

              --------------                -------------------
                   2005                           $156,813
                   2006                           $156,813
                   2007                           $156,813
                   2008                           $137,925
                   2009                           $130,185

Note 5. Convertible Debt with Warrants and Leases Payable

      As of December 31, 2004 and 2003, our long-term obligations consist of convertible debt with warrants and capital lease obligations as follows:

                                                                           December 31, 2004      December 31, 2003
                                                                           -----------------      -----------------
9.0% unsecured notes due August 15, 2007 with non-detachable warrants to purchase 1,500 shares of common stock at $5.00
per share for each $25,000 of principal. As of February 15,
2005 these notes were exchanged for 10.0% secured,
convertible notes as part of an aggragate $12,000,000
convertible note offerings. The new notes are convertible at
$1.65 per share of common stock for 50% of the note
principal amount .......................................................   $       3,250,000

9.5% unsecured notes payable, convertible into common stock
at $13.00 per share ....................................................                  --                  3,077

9.5% unsecured notes payable, convertible into common stock
one year after issuance at $1.75 per share, with
non-detachable warrants to purchase 2,500 shares at $1.75
for each $50,000 note ..................................................                  --              1,600,000

10% unsecured notes payable, maturing in 2005, convertible
into a maximum of 333,334 shares of common stock beginning
December 2004 until June 2005, at $2.25 per share, with
detachable warrants to purchase 6,000 shares of common stock
at $2.25, for each $50,000 note ........................................                  --                390,000

10% unsecured notes payable due November 22, 2003 with 15%
of its then outstanding principal convertible into common
stock at $2.25 per share, with detachable warrants to
purchase 225,000 shares at $2.25 and with additional
five-year warrants to purchase 50,000 shares of common stock at $2.25 per share for each $1,000,000 in principal that
remains after November 22, 2003 ........................................                  --                225,000

10% unsecured note payable due November 20, 2003 with 15% of its then outstanding principal convertible into shares of
common stock at $2.25 per share and with additional
five-year warrants to purchase 50,000 shares of common stock at $2.25 per share for each 30-day period that the note
remains outstanding past November 20, 2003 .............................                  --                150,000
                                                                           -----------------      -----------------
                                                                                   3,250,000              2,368,077

Capitalized lease obligations for leased furniture, tooling
and equipment(1) net of deferred interest of $418,873 and
$626,526 for December 2003 and December 2002, respectively .............           2,834,689              4,153,796
                                                                           -----------------      -----------------
                                                                                   6,084,689              6,521,873
Less current portion....................................................          (1,941,445)            (4,605,150)
                                                                           -----------------      -----------------
Long-term portion ......................................................   $       4,143,244      $       1,916,723
                                                                           =================      =================

---------------------------------

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

      Scheduled maturities of these obligations as of December 31, 2004 and 2003, are summarized as follows:

                                                                              Notes Payable
                                                                                  With
                                                                              Non-Detachable
                  December 31, 2004                     Leases Payable(1)       Warrants (2)            Total
                  -----------------                     -----------------    -----------------    -----------------
Due during the year ending December 31:
     2005............................................   $       2,145,683                   --    $       2,145,683
     2006............................................             523,078                   --              523,078
     2007............................................             363,089    $       3,311,705            3,674,794
     2008............................................              76,500                   --               76,500
                                                        -----------------    -----------------    -----------------

Minimum future lease payments........................           3,108,350            3,311,705            6,420,055
   Less interest component...........................            (273,661)             (61,705)            (335,366)
                                                        -----------------    -----------------    -----------------
                                                                2,834,689            3,250,000            6,084,689
Less current portion.................................          (1,941,445)                               (1,941,445)
                                                        -----------------    -----------------    -----------------
Long-term portion....................................   $         893,244    $       3,250,000    $       4,143,244
                                                        =================    =================    =================

                                                                                Convertible
                  December 31, 2003                       Leases Payable       Notes Payable            Total
                  -----------------                     -----------------    -----------------    -----------------
Due during the year ending December 31:
     2004............................................   $       2,751,848    $       2,368,077    $       5,119,925
     2005............................................           1,826,957                   --            1,826,957
     2006............................................             204,352                   --              204,352
     2007............................................               7,977                   --                7,977
                                                        -----------------    -----------------    -----------------

Minimum future lease payments........................           4,791,134            2,368,077            7,159,211
   Less interest component...........................            (637,338)                  --             (637,338)
                                                        -----------------    -----------------    -----------------

                                                                4,153,796            2,368,077            6,521,873

Less current portion.................................          (2,237,073)          (2,368,077)          (4,605,150)
                                                        -----------------    -----------------    -----------------
Long-term portion....................................   $       1,916,723    $              --    $       1,916,723
                                                        =================    =================    =================

----------------------------------------

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

      The following is a summary of transactions involving stock options:

                                                                Range of
                                           Shares            Exercise Prices      Average Price
                                       --------------      ------------------     -------------
      Balance             12/31/00         253,320            $5.00-$15.00            $10.00
         Granted                           652,150            $1.75-$13.00            $4.20
         Cancelled                          70,800            $5.00-$15.00            $5.75

      Balance             12/31/01         834,670            $5.00-$15.00            $5.40
         Granted                           117,550            $1.75-$13.00            $3.80
         Cancelled                          25,450            $7.50-$13.00            $9.68

      Balance             12/31/02         926,770            $1.75-$15.00            $5.09
         Granted                         1,246,850            $1.75-$3.90             $2.60
         Cancelled                          66,490            $1.75-$13.00            $8.47

      Balance             12/31/03       2,107,130            $1.75-$15.00            $3.51
         Granted                           319,836            $1.66-$3.98             $2.63
         Cancelled                         238,540            $1.75-$13.00            $5.77

      Balance             12/31/04       2,188,426            $1.69-$15.00            $4.97

      The weighted average fair value at the date of grant for options granted during 2004 and 2003 as described above were $0.77 in 2004 and $0.16 per share in 2003. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

                                                    2004              2003
                                                --------------    --------------

      Market value...........................     $1.69-$3.98       $2.25-$3.90
      Expected life in years.................       3 to 6            3 to 6
      Interest rate..........................        1.95%              2-3%
      Volatility.............................       10%-70%              1%
      Dividend yield.........................        0.00%             0.00%

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

      The reconciliation of the effective tax rate to the statutory rates is as follows:

                                                 December 31,
                             ---------------------------------------------------
                                       2004                       2003
                                     restated
                             ------------------------   ------------------------
                                 Amount          %          Amount          %
                             -------------    -------   -------------    -------

Income tax benefit at
  statutory rate of 34%....  $   3,242,988       34%    $   2,656,110       34%

Effect of permanent
  differences .............        (26,640)                   (23,020)

Valuation allowance........     (3,216,348)      34%       (2,633,090)      34%

Net deferred tax
  assets...................             --        0%               --        0%
                             -------------              -------------

                             $          --              $          --
                             =============              =============

      Deferred tax assets (liabilities) are comprised of the following at December 31, 2004 and 2003:

                                                   December 31,
                                          -------------------------------
                                               2004             2003
                                             restated
                                          --------------   --------------

Operating loss carry forwards............ $   19,793,000   $   14,885,000

Accrued vacation ........................         45,000           54,000

Deferred rent ...........................         22,000           33,000

Allowance for uncollectibles ............         76,000               --

Depreciation ............................        (57,000)         (12,000)

Less valuation allowance.................    (19,879,000)     (14,960,000)
                                          --------------   --------------
                                          $           --   $           --
                                          ==============   ==============

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

      In connection with private placements and other transactions in 2002, 2001 and 1999, the Company issued 9.5% unsecured notes payable to certain directors, officers and controlling stockholders, all of which, as described in Note 5, were convertible into and issued together with warrants to purchase shares of the Company's common stock, in exchange for cash as follows:

                                                Year Ended December 31,
                                            ---------------------------------
                                                 2004               2003
                                            --------------     --------------

Balance outstanding, beginning of
  year.............................         $    1,182,493     $    5,942,489
Notes issued for cash................                   --            100,000
Repayments...........................           (1,182,493)          (260,000)
Conversion...........................                   --         (4,599,996)
                                            --------------     --------------

Balances outstanding, end of period..       $           --     $    1,182,493
                                            ==============     ==============
Convertible notes with attached
  warrants...........................       $           --     $    1,150,000
Other notes payable..................                   --             32,493
                                            --------------     --------------

                                            $           --     $    1,182,493
                                            ==============     ==============
Related party interest expense for
  the year.........................         $       31,974     $      529,742
                                            ==============     ==============

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

      Future minimum rentals, including escalation provisions as of December 31, 2004, under the leases are as follows:

            2005................................................. $ 694,282

            2006................................................. $ 695,493

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

Note 10. Trade Receivables From Major Customers

      The Company is substantially dependent upon sales to a major customer. During the years ended December 31, 2004 and 2003, Caesars Entertainment, Inc. (formerly Park Place Entertainment Corporation) accounted for more than 10% of our revenues. During the year ended December 31, 2003, approximately 17.6% of trade receivables and 13.3% of total sales were concentrated in the Nevada gaming industry among five customers under the common ownership of Caesars Entertainment, Inc compared to 5.4% of trade receivables and 22% of total sales for the year ended December 31, 2004. We have no assurance that once acquired by its new owner, that Caesars Entertainment, Inc. will still purchase products from us.

Note 11. Additional cash flow information

                                                                                   December 31,
                                                                        --------------------------------
                                                                             2004
                                                                           restated           2003
                                                                        --------------    --------------
Net loss ............................................................   $   (9,538,200)   $   (7,812,089)

  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization ...................................          816,535         1,194,842
    Amortization of deferred interest ...............................          269,174           350,739
    Bad Debt Expense ................................................                            140,504
    Other non-cash cost .............................................          153,316           115,890
Changes in assets and liabilities:
  Increase in accounts receivable ...................................          634,107        (3,528,752)
  Increase in other receivables .....................................            1,244             9,469
  Increase in due from affiliate ....................................                             (1,209)
  Increase in inventory .............................................       (1,973,758)       (2,300,362)
  (Increase) decrease in prepaid expenses ...........................          (34,549)          184,551
  Increase in other assets ..........................................          266,143
  (Increase) decrease in deposits ...................................           14,810          (313,936)
  Increase (decrease) in deferred expenses ..........................         (786,178)            5,597
  Increase (decrease) in accounts payable ...........................         (486,783)          311,573
  Decrease in accrued expenses ......................................         (347,107)         (271,718)
  Increase in deferred revenues .....................................           46,500           391,765
  Increase (decrease)  in customer deposits .........................          304,611          (208,014)
                                                                        --------------    --------------
Net cash used in operating activities ...............................   $  (10,660,135)   $  (11,731,150)
                                                                        ==============    ==============
Supplemental cash flow information:
  Cash paid for interest ............................................   $      611,629    $    1,636,512

Non-cash investing and financing activities:
  Loans converted into common stock .................................   $      765,000    $    6,515,712
  Stock issued in exchange for consulting services ..................   $           --    $      168,750
  Unpaid balance on purchase of intangible included in accounts
    payable .........................................................   $           --    $      500,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls. In our Annual Report on Form 10-KSB for the year ended December 31, 2004 filed by us with the SEC on March 31, 2005 ("Original Annual Report"), we evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2004 fiscal year. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

      In the Original Annual Report, we reported that based on the evaluation conducted as of December 31, 2004, we concluded that, subject to certain limitations noted in the Original Annual Report, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. In connection with the analysis that led up to the restatements set forth in this Amendment No. 2 to the Original Annual Report, we concluded that the circumstances underlying the restatements indicate that our disclosure controls and procedures as of and for the year ended December 31, 2004, were deficient in respect of certain actions by former senior management to override established financial controls and procedures. We believe that all such deficiencies were corrected prior to September 30, 2005.

      (b) Changes in Disclosure Controls and Procedures. In the Original Annual Report we disclosed that although there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, we are continuously evaluating means of enhancing our internal controls. In 2004, the finance department undertook a review of internal control processes. A more comprehensive approach will be undertaken by our new management team in 2005.

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

                                               VENDINGDATA CORPORATION


Date: December 7, 2005                         By:
                                                  ------------------------------
                                                  Mark R. Newburg,
                                                  Chief Executive Officer,
                                                  Principal Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                Date

                                   Executive Director                              December 7, 2005
--------------------------------   (Chief Executive Officer)
Mark R. Newburg

                                   Chief Financial Officer                         December 7, 2005
--------------------------------   (Principal Financial and Accounting Officer)
Arnaldo F. Galassi

                                   Chairman of the Board                           December 7, 2005
--------------------------------
James E. Crabbe

                                   Director                                        December 7, 2005
--------------------------------
Ronald O. Keil

                                   Director                                        December 7, 2005
--------------------------------
Bob L. Smith

                                   Director                                        December 7, 2005
--------------------------------
Paul Harvey

                                   Director                                        December 7, 2005
--------------------------------
Vincent Devito

                                   Director                                        December 7, 2005
--------------------------------
Robert Miodonski

                                 EXHIBIT INDEX

Exhibit
Number                              Exhibit Description
-------                             -------------------

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

10.29 Form of Subscription Agreement for 15% Senior Secured Notes due February 2008, incorporated by reference from the registrant's Current Report on Form 8-K filed on February 15, 2005.
10.30 Form of Promissory Note for 15% Senior Secured Notes due February 2008, incorporated by reference from the registrant's Current Report on Form 8-K filed on February 15, 2005.
10.31 Distribution Agreement by and between the registrant and Technical Casino Supplies Ltd, incorporated by reference from the registrant's Current Report on Form 8-K filed on February 15, 2005.
10.32 Form of Subscription Agreement for 15% Senior Secured Notes due March 2008, incorporated by reference from the registrant's Current Report on Form 8-K filed on March 16, 2005.
10.33 Form of Promissory Note for 15% Senior Secured Notes due March 2008, incorporated by reference from the registrant's Current Report on Form 8-K filed on March 16, 2005.
10.34 Form of Intercreditor Agreement, incorporated by reference from the registrant's Current Report on Form 8-K filed on March 16, 2005.
10.35 Form of Amended and Restated Security Agreement, incorporated by reference from the registrant's Current Report on Form 8-K filed on March 16, 2005.
10.36 Form of Amended and Restated Collateral Agent Agreement Agreement, incorporated by reference from the registrant's Current Report on Form 8-K filed on March 16, 2005.
14.1 Code of Ethics, incorporated by reference from the registrant's annual report on 10KSB filed March 30, 2004.
21.1           Subsidiaries of Registrant.
31.1 Certification of Mark R. Newburg under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Arnaldo F. Galassi under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.