Form 10QSB/A
period 2005-03-31
VENDINGDATA CORP
filed 2005-12-13
CIK 1004673

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

EXPLANATORY NOTE

VendingData Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, to reverse $271,500 of revenue recognized during the three months ended March 31, 2005, with respect to contracts that were still in their trial period requiring the revenue recognition to be moved to the quarter immediately following, to restate inventory as of March 31, 2005 as a result of certain adjustments to inventory that took place during the 2004 fiscal year and to make other resulting adjustments to its financial statements. The effect of the restatements was to increase previously reported net loss by $229,830 ($0.01 per share) for the three month period ended March 31, 2005. These adjustments will not result in present or future cash expenditures. (See the disclosure under the heading “Restatement” in Note 1 to the financial statements in this Quarterly Report on Form 10-QSB/A)

The Items in our Form 10-QSB for the quarter ended March 31, 2005, that are amended and restated are as follows: Part I: Item 1 - Financial Statements; Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part II: Item 6 - Exhibits and Reports on Form 8-K.

The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, in the form filed on May 16, 2005. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

-i-

VENDINGDATA CORPORATION

FORM 10-QSB

-ii-

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

VENDINGDATA CORPORATION
Balance Sheets

	March 31, 2005	December 31, 2004
ASSETS	(unaudited) restated	restated
Current assets:
Cash and cash equivalents	$4,266,975	$924,802
Restricted cash	2,250,000	—
Current portion of accounts receivable, trade, net of allowance for uncollectables of $223,590 and $125,530	1,228,607	1,596,017
Due from affiliate	9,150	25,000
Other receivables	182,083	35,394
Inventories	6,530,841	6,124,171
Prepaid expenses	142,333	86,575
	14,609,989	8,791,959

Equipment rented to customers, net of accumulated depreciation of $623,549 and $564,351	341,395	400,594
Property and equipment, net of accumulated depreciation of $2,323,169 and $2,250,432	847,615	923,460
Intangible assets, at cost, net of accumulated amortization of $477,692 and $438,488	1,090,441	1,129,644
Due from affiliate	—	118,800
Accounts receivable, trade, net of current portion, less unamortized discount	1,306,076	1,264,914
Deferred expenses	1,475,738	753,030
Deposits	1,203,659	980,216
	$20,874,913	$14,362,617

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of leases payable	$1,666,125	$1,941,445
Accounts payable	1,578,712	1,240,676
Accrued expenses	606,632	427,199
Deferred revenues, current portion	244,210	239,680
Short-term debt	238,250	238,250
Customer deposits	192,240	193,615
	4,526,169	4,280,865

Deferred revenues, net of current portion	183,574	198,585
Notes payable, net of current portion	12,000,000	3,250,000
Leases payable, net of current portion	650,750	893,244
	17,360,493	8,622,694
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 17,199,558 shares and 17,199,558 shares issued and outstanding	17,200	17,200
Additional paid-in capital	60,341,683	59,843,272
Deficit	(56,844,463)	(54,120,549)
	3,514,420	5,739,923
	$20,874,913	$14,362,617

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Operations

(UNAUDITED)

	Three Months Ended March 31,
	2005 restated	2004 restated
Revenues:
Sales	$439,235	$486,151
Rental	121,340	211,063
Other	29,347	88,773
	589,922	785,987
Operating expenses:
Cost of sales	428,020	714,879
Selling, general and administrative	2,377,086	1,470,484
Research and development	190,009	343,702
	2,995,115	2,529,065
Loss from operations	(2,405,193)	(1,743,078)

Interest expense, unrelated parties	316,822	262,622
Interest expense, related parties		14,523
(Gain) loss on disposition of assets	1,900	(567)
Total interest expense, net	318,722	276,578
Net loss	$(2,723,915)	$(2,019,656)

Basic loss per share	$(0.16)	$(0.12)

Weighted average shares outstanding	17,199,558	17,105,700

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Cash Flows

(UNAUDITED)

	Three Months Ended March 31,
	2005 restated	2004 restated

Net cash used in operating activities	$(2,585,971)	$(3,415,833)

Cash flows from investing activities:
Acquisition of plant and equipment	1,350	(76,790)
Disposition of equipment produced for rental	—	183
Proceeds from sale of equipment	4,700	665
Net cash used in investing activities	6,050	(75,942)

Cash flows from financing activities:
Reimbursement of offering costs	—	36,731
Repayment of leases payable	(577,908)	(603,610)
Repayment of short-term debt	—	(34,393)
Proceeds from convertible debt	8,750,000	—
Repayment of convertible debt	—	(1,603,077)
Net cash provided by (used in) financing activities	8,172,092	(2,204,349)
Increase (decrease) in cash and cash equivalents	5,592,171	(5,696,124)
Cash and cash equivalents at beginning of period	924,804	11,526,664
Cash and cash equivalents at end of period	$6,516,975	$5,830,540

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

The results of operations for the current period presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, as included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission from which the accompanying balance sheet information as of that date was derived. Certain reclassifications have been made to amounts presented in prior periods for comparability to the current period presentation.

Restatement

As reported on our Form 8-K dated November 1, 2005 filed with the SEC, we concluded, after consultation with our independent auditors, that errors in revenue recognition practices and in allocation of labor and overhead costs to inventory costs require us to restate previously reported financial results for fiscal 2004 and the three months ended March 31, 2005 and to restate inventory as of March 31, 2005 as a result of certain adjustments to inventory that took place during the 2004 fiscal year. We have reversed $271,500 of revenue recognized during the three months ended March 31, 2005, with respect to recognizing revenue on contracts that were still in their trial period requiring the revenue recognition to be moved from one quarter to the next and restated cost of sales during the three months ended March 31, 2005, by $41,670 and made other resulting adjustments to its financial statements. The effect of the restatements was to increase previously reported net loss by $229,830 ($0.01 per share) for the three month period ended March 31, 2005. These adjustments have not resulted and will not result in past, present or future cash expenditures. This Amendment No. 1 to Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 also reflects certain restatements that were effected for periods as of December 31, 2004 and for the three months ended March 31, 2005 and 2004. Those restatements are described in amended periodic reports for such periods filed by the Company concurrently with the filing of this amended report.

Note 2—Segments

The segments identified for geographic region-based enterprise-wide data are as follows:

	Three Months Ended March 31,
	2005 restated	2004 restated
United States	$515,672	$537,653
Asia	—	38,334
Europe	49,500	210,000
South America	24,750	—

The Company's revenues, depreciation and operating income distributed by product are as follows:

	Three Months Ended
	March 31, 2005 restated	March 31, 2004 restated
Revenues
Secure Drop®	$11,248	$47,063
Shuffler	326,049	457,275
Deck CheckerTM	223,278	192,876
Other	29,347	88,773
	$589,922	$785,987
Depreciation and amortization
Secure Drop®	$—	$—
Shuffler	49,969	55,200
Deck CheckerTM	9,229	6,660
Unallocated	107,098	162,594
	$166,296	$224,454
Operating income (loss)
Secure Drop® gross margin	$9,729	$(56,906)
Shuffler gross margin	226,342	362,515
Deck CheckerTM gross margin	188,669	148,418
Other cost of goods sold	(262,838)	(382,919)
Selling, general & administrative	(2,377,086)	(1,470,484)
Research and development	(190,009)	(343,702)
	$(2,405,193)	$(1,743,078)

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

Note 6—Liquidity Issues

The Company’s ability to maintain adequate liquidity may be dependent upon the success of management’s plans to address and overcome prior operating losses. Management has developed and refined its 2005 operating plan to make efforts to increase its sales domestically and internationally, including by expanding its product line. Increased sales in the year ended December 31, 2004, show evidence of improved acceptance of the Company’s product line. Management has adopted a program to reduce operating costs through the transfer of manufacturing operations to China and by restructuring service functions to reduce labor and rental expense. Management has focused on financial condition and liquidity improvements also through its capital-raising efforts in the three months ended March 31, 2005, including debt conversion, resulting in an improved cash position at March 31, 2005. As a result of anticipated sales improvements and operating cost initiatives, management believes that the Company is likely to begin to generate positive operating cash flow in late 2005. In addition, the Company has received a one-year commitment ending March 2006 for a $3.0 million lease line of credit.

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

Financial Condition (Certain 2005 and 2004 amounts have been restated.)

During the three months ended March 31, 2005, total assets increased by $6,512,296 from $14,362,617 at December 31, 2004 to $20,874,913 at March 31, 2005. The increase in total assets was due primarily to the $5,592,173 increase in cash (including restricted cash) as a result of the proceeds received through our private placement of senior secured convertible notes in February 2005 and March 2005. During the three months ended March 31, 2005, we experienced a $326,248 decrease in accounts receivable (trade) from $2,860,931 at December 31, 2004 to $2,534,683 at March 31, 2005, a $146,689 increase in other receivables from $35,394 at December 31, 2004 to $182,083 at March 31, 2005 and a $405,910 increase in inventories from $6,124,171 at December 31, 2004 to $6,530,081 at March 31, 2005.

Total liabilities have increased from $8,622,694 at December 31, 2004 to $17,360,494 at March 31, 2005. The $8,737,800 increase in total liabilities resulted primarily from the issuance of senior secured convertible notes in February 2005 and March 2005 in the aggregate principal amount of $12,000,000, including the exchange of previously outstanding senior notes in the aggregate principal amount of $3,250,000. In addition, during the three months ended March 31, 2005, our accounts payable increased by $338,036 from $1,240,676 at December 31, 2004 to $1,578,712 at March 31, 2005 as a result of the receipt of additional parts inventory related to our RandomPlus™ shuffler.

Results of Operations

Comparison of Three Months Ended March 31, 2005 and 2004 (Certain 2005 and 2004 amounts have been restated.)

Revenue

For the three months ended March 31, 2005, we generated total revenues of $589,922, compared to $785,987 for the three months ended March 31, 2004, a decrease of $196,065, or 25%. Our revenues for the three months ended March 31, 2005 consisted of SecureDrop® sales of $11,248, shuffler rentals of $56,105, shuffler sales of $269,944, Deck CheckerTM rentals of $65,235, Deck Checker TM sales of $158,043 and miscellaneous other revenues of $29,347. The decrease in revenue was due to a decrease in SecureDrop® sales of $35,815, a decrease in shuffler rentals of $98,078, a decrease in shuffler sales of $33,148, and a decrease in miscellaneous other sales of $59,426, offset by an increase in Deck Checker™ sales of $22,047 and an increase in Deck Checker™ rentals of $8,355.

Revenues - SecureDrop® Sales. For the three months ended March 31, 2005, we generated revenue related to the sale of our SecureDrop® products of $11,248, compared to $47,063 for the three months ended March 31, 2004, a decrease of $35,815, or 76%. Since there were no system sales generated in the three months ended March 31, 2005, our SecureDrop® sales consisted of supply items for systems already in place.

Revenues - Shuffler Sales. For the three months ended March 31, 2005, we generated revenue related to the sale of our shufflers of $269,944, compared to $303,092 for the three months ended March 31, 2004, a decrease of $33,148, or 11%. The decrease was due, in part, to decreased sales efforts related to our shufflers.

Revenue - Shuffler Rentals. For the three months ended March 31, 2005, we generated revenue related to the rental of our shufflers of $56,105, compared to $154,183 for the three months ended March 31, 2004, a decrease of $98,078, or 64%. The decrease in shuffler rental revenue reflects the reduced number of shufflers placed on a rental basis as a result of the conversion of rental units to purchased units in 2003 and the failure to place additional shuffler units on a rental basis. This failure was due, in part, to the delays related to the introduction of new shuffler products, such as the RandomPlus™ Shuffler.

Revenue - Deck CheckerTM Sales. For the three months ended March 31, 2005, we generated revenue related to the sale of our Deck CheckersTM of $158,043, compared to $135,996 for the three months ended March 31, 2004, an increase of $22,047, or 16%. The slight increase in Deck CheckerTM sales resulted from placement of additional units in the US.

Revenue - Deck CheckerTM Rentals. For the three months ended March 31, 2005, we generated revenue related to the rental of our Deck CheckersTM of $65,235, compared to $56,880 for the three months ended March 31, 2004, an increase of $8,355, or 15%. The increase in Deck CheckerTM rental revenue resulted primarily from the placement of additional units.

Revenue - Other Income. For the three months ended March 31, 2005, we generated other revenues of $29,347, compared to income of $88,773 for the three months ended March 31, 2004, a decrease of $59,426, or 67%. The decrease in other revenues is due primarily to the sale of products that are not produced by us and sold only on a limited basis.

Cost of Sales

For the three months ended March 31, 2005, our cost of sales was $428,020, compared to $714,879 for the three months ended March 31, 2004, a decrease of $286,859, or 40%. Our cost of sales for the three months ended March 31, 2005 included cost of SecureDrop® sales of $1,519, cost of shuffler sales of $43,755, shuffler rental depreciation of $49,969, service costs of $238,881, other shuffler cost of $5,983, Deck CheckerTM costs of $25,380, Deck CheckerTM rental depreciation of $9,229, other manufacturing costs of $57,380, warranty costs of ($4,063) and other expenses of ($13). The manufacturing of products in China will continue the trend of reducing cost of sales on a per unit basis. The gross margin on revenue for the three months ended March 31, 2005 was $161,902, or 27%, compared to the gross margin on revenue for the year ended March 31, 2004 of $71,108, or 9%. The increase in gross margin of $90,794 for the three months ended March 31, 2005 from the three months ended March 31, 2005 reflects the improved manufacturing process.

Cost of Sales - SecureDrop® Sales. Our cost of SecureDrop® sales revenue was $1,519 for the three months ended March 31, 2005 compared to $103,969 for the three months ended March 31, 2004, representing a decrease of $102,450, or 99%. The decrease in our costs of SecureDrop® sales revenue reflects the reduced sales from the prior period. The gross margin percentage on revenue from SecureDrop® sales revenue was 87% in the three months ended March 31, 2005 compared to (121%) for the three months ended March 31, 2004. The increase in gross margin percentage on SecureDrop® is attributable to the fixed costs associated with installation combined with the sale of supply parts during the three months ended March 31, 2005.

Cost of Sales - Shuffler Sales. Our cost of shuffler sales revenue was $43,755 for the three months ended March 31, 2005 compared to $39,560 for the three months ended March 31, 2004, representing an increase of $4,195, or 11%. The increase in the cost of shuffler sales revenue was due primarily to the additional placement of shufflers during the three months ended March 31, 2005 versus the three months ended March 31, 2004. The gross margin percentage on revenue from shuffler sales revenue was 84% in the three months ended March 31, 2005 compared to 87% in the three months ended March 31, 2004.

Cost of Sales - Deck CheckerTM Sales. Our cost of Deck CheckerTM sales revenue was $25,380 for the quarter ended March 31, 2005, compared to $37,798 for the quarter ended March 31, 2004, a decrease of $12,418. The gross margin percentage on revenue from Deck CheckerTM sales revenue was 84% for the quarter ended March 31, 2005 compared to 72% for the quarter ended March 31, 2004. The increase in gross margin percentage resulted from the sale of lower cost Deck Checkers™ produced in our China facility.

General and Administrative Expense

For the three months ended March 31, 2005, our general and administrative expenses were $2,377,086, compared to $1,470,484 for the three months ended March 31, 2004, an increase of $906,602, or 62%. The increase in general and administrative expenses related primarily to a $550,400 increase in legal and regulatory costs, a $121,200 increase in consulting and accounting expense, a $2,800 increase in travel and entertainment expenses, a $98,400 increase in rent expense due mainly to our expansion in China, a $21,300 increase in insurance, a $122,300 increase in finance fees, a $11,400 increase in repairs and maintenance, and a $300,400 increase in other expenses, offset by a $54,300 decrease in depreciation, a $238,600 decrease in payroll cost, a $15,200 decrease in trade show expenses, and a $12,200 decrease in supplies.

Our general and administrative expenses for the three months ended March 31, 2005 consisted of the following: salaries and related costs of $548,000; consulting and accounting services of $222,500; advertising and marketing costs of $4,700; travel and entertainment costs of $183,000; gaming industry show costs of $25,900; rent of $149,300; repairs and maintenance expense of $25,300; supplies of $13,100; legal and regulatory expenses of $748,300; insurance expenses of $48,900; depreciation and amortization of $107,100; finance fees of $122,300 and other expenses of $178,600.

Research and Development Expense

For the three months ended March 31, 2005, research and development expenses were $190,000, compared to $343,700 for the three months ended March 31, 2004, a decrease of $153,693, or 44.7%. The decrease in research and development expenses was due to the substantial completion of the development on our new shuffler products, the RandomPlus™ Shuffler and the Poker One™ Shuffler, a reduction of our engineering staff in the United States and the transfer of many engineering functions to our China operations.

Interest Expense

For the three months ended March 31, 2005, we incurred interest expenses of $316,800, compared to $277,100 for the three months ended March 31, 2004, an increase of $39,700, or 14%. This increase was primarily attributable to the additional debt service related to our previously outstanding 9% senior secured notes and the currently outstanding 10% senior secured convertible notes. The debt service on our 10% senior secured convertible notes will continue until February and March 2008 at which time the principal amount is due.

Net Loss

For the three months ended March 31, 2005, we had a net loss of $2,723,915, compared to a net loss of $2,019,656 for the three months ended March 31, 2004, an increase of $704,259, or 35%. Basic loss per share was $0.16 for the three months ended March 31, 2005, compared to $0.12 for the three months ended March 31, 2004. The increase in net loss and the increase in the basic net loss per share were primarily due to a $196,100 decrease in revenues, a $906,600 increase in general and administrative expenses and a $39,700 increase in interest expenses, offset by an $153,700 decrease in research and development expenses.

Liquidity and Capital Resources

As a result of our operating loss and our use of cash, our net working capital has increased from $4,511,094 at December 31, 2004 to $10,083,820 at March 31, 2005, as shown in the table below:

	March 31, 2005	December 31, 2004
Current Assets

Cash and cash equivalents	$4,266,975	$924,802
Restricted cash	2,250,000	—
Current portion of accounts receivable, trade, net of allowance for uncollectibles of $223,590 and $125,530	1,228,607	1,596,017
Due from affiliate	9,150	25,000
Other receivables	182,083	35,394
Inventories	6,530,841	6,124,171
Prepaid expenses	142,333	86,575
Total current assets	14,609,989	8,791,959

Current portion of leases payable	$1,666,125	1,941,445
Accounts payable	1,578,712	1,240,676
Accrued expenses	606,632	427,199
Deferred revenues, current portion	244,210	239,680
Short-term debt	238,250	238,250
Current portion of convertible debt	—	—
Customer deposits	192,240	193,615
Total current liabilities	4,526,169	4,280,865

Net working capital	$10,083,820	$4,511,094

Net Cash Provided in Operating Activities. For the three months ended March 31, 2005, the net cash provided in operating activities was $2,585,971, compared to $3,415,833 for the three months ended March 31, 2004, a decrease of $829,862, or 24.2%. The net cash provided in operating activities resulted from a net loss of $2,723,915, a decrease of deferred interest of $60,093, non-cash compensation expense of $92,077, loss on disposition of equipment of $1,900, a decrease in accounts receivable of $326,247, an increase in other receivables of $12,039, an increase in inventory of $406,669, an increase in prepaid expenses of $55,758, an increase in deferred expenses of $316,375, an increase in vendor deposits of $233,443, an increase in accounts payable of $338,035, an increase in accrued expenses of $179,435, a decrease in deferred revenue of $10,480, a decrease in customer deposits of $1,375, and depreciation of $166,296.

Net Cash Used In Investing Activities. For the three months ended March 31, 2005, we used net cash in investing activities of $6,050 compared to $75,942 for the three months ended March 31, 2004. The net cash used in investing activities during the three months ended March 31, 2005 consisted of $1,350 from acquisition of plant and equipment and $4,700 from sale of plant nd equipment. .

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

Outlook

Our ability to maintain adequate liquidity is dependent upon the success of management's plans to address and overcome prior operating losses. Management has developed and refined its 2005 operating plan to increase its sales by expanding its product line and improving its sales efforts domestically and internationally. We have entered into an exclusive five-year agreement with TCS to market and distribute our shuffler products outside of the United States. Management has adopted efforts to reduce operating costs through the transfer of manufacturing operations to China and restructuring service functions to reduce labor and rental expense. We appointed to Mark R. Newburg to our board of directors. With a career that spans over 30 years, Mr. Newburg is a skilled global executive with experience in the gaming industry, as well as in executive positions in Fortune 100 companies. Management has focused on financial condition and liquidity improvements through its capital raising efforts in 2004 and 2005 that have resulted in an improved cash position.As a result of anticipated sales improvements and operating cost initiatives, management believes that we will begin to be cash flow neutral to cash flow positive on an intermittent monthly basis by late fiscal year 2005. In Mr. Newburg's role as executive director and expected role as an officer in due course, we anticipate substantial changes in strategies and operating plans.

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

Risk Factors

This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements refer to events that could occur in the future and may be identified by the use of words such as “intend,”“plan,”“believe,” correlative words, and other expressions indicating that future events are contemplated. Such statements are subject to inherent risks and uncertainties, and actual results could differ materially from those projected in the forward-looking statements as a result of certain of the risk factors set forth below and elsewhere in this annual report. In addition to the other information contained herein, investors should carefully consider the following risk factors.

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

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the three months ended March 31, 2005 and the years ended December 31, 2004 and 2003, we have incurred net losses of $2,723,915, $9,538,200 and $7,812,089, respectively, and our operations have used $2,585,970, $10,660,133 and $11,731,150 of cash, respectively. As of March 31, 2005, December 31, 2004 and December 31, 2003, we had accumulated deficits of $56,844,463, $54,120,549 and $44,582,347, respectively. If we are unable to generate a positive cash flow in 2005, we will be required to locate additional sources of capital. If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.

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

Item 3. Controls and Procedures
(a) Evaluation of Disclosure Controls. In our quarterly report on Form 10-QSB for the period ended March 31, 2005 filed by us with the SEC on May 16, 2005 (“Original Quarterly Report”), we evaluated the effectiveness of our disclosure controls and procedures as of the end of the three months ended March 31, 2005. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

In the Original Quarterly Report, we disclosed that based on the evaluation conducted as of March 31, 2005, we concluded that, subject to certain limitations noted in the Original Quarterly Report, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In connection with analysis that led up to the restatements set forth in this Amendment No. 1 to the Original Quarterly Report, we concluded that the circumstances underlying the restatements indicate that our disclosure controls and procedures as of and for the three months ended March 31, 2005 were deficient in respect of certain actions by former senior management to override established financial controls and procedures. We believe that all such deficiencies were corrected prior to September 30, 2005.

(b) Changes in Disclosure Controls and Procedures. In the Original Quarterly Report we disclosed that there were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 27, 2002, Shuffle Master, Inc., or Shuffle Master, filed a complaint (Case No. CV-S-02-0438-JCM-PAL) against VendingData in the United States District Court, District of Nevada. The amended complaint alleges, among other things, claims for patent infringement and requests treble damages, an injunction enjoining us from infringing on two of Shuffle Master's patents (United States Patent Nos. 6,325,373 and 6,068,258), an accounting of our gains and profits that resulted from the alleged infringement, and for interest, costs and attorneys' fees. The Shuffle Master patents that are at issue in the litigation concern registering use of a playing card shuffler apparatus and the displaying of the use on a display. We have filed our answer and counterclaims, in which we deny Shuffle Master's allegation of patent infringement and request that Shuffle Master's complaint be dismissed. We also seek a declaration that we do not infringe Shuffle Master's patents and that Shuffle Master's patents and certain of its related claims are invalid. We further assert counterclaims against Shuffle Master for breach of contract and violation of the Uniform Trade Secrets Act. On May 20, 2002, the United States District Court, District of Nevada denied Shuffle Master's motion for preliminary injunction against us. Discovery in this litigation is now closed. On May 28, 2003, we filed a motion for summary judgment. The hearing on this motion was taken off calendar pending a ruling from the Court regarding claim construction to determine the scope and definition of the patent claims at issue. On March 31, 2004, the Magistrate Judge issued an order with regard to claim interpretation. On June 25, 2004, the District Court affirmed the Magistrate Judge's order. On August 24, 2004, we renewed our motion for summary judgment to invalidate Shuffle Master's patents. On October 14, 2004, the District Court issued an order denying the motion for summary judgment for failure to submit admissible evidence in support of the motion for summary judgment. We filed a motion for clarification and reconsideration of the Court's order on November 5, 2004. No decision has yet been reached on this motion. The trial is set for June 6, 2005.

On October 5, 2004, Shuffle Master filed another patent infringement action against us in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL). Shuffle Master alleges that the use, importation and offering for sale of the PokerOne™ shuffler infringes Shuffle Master's United States Patent No. 6,655,684. On October 25, 2004, we filed our answer and counterclaim that denies Shuffle Master's allegations of patent infringement and requests that the Court enter a declaratory judgment of non-infringement. On October 14, 2004 Shuffle Master filed a Motion for Preliminary Injunction seeking to enjoin us from selling the PokerOne™ shuffler in the United States during the pendency of its second lawsuit. The United States District Court, District of Nevada, granted the Motion for Preliminary Injunction filed by Shuffle Master, Inc. On March 3, 2005, the Court of Appeals stayed the preliminary injunction granted by the United States District Court pending the disposition of our appeal. In its order, the Court of Appeals stated that "VendingData has shown the requisite likelihood of success to obtain a stay of the injunction, pending appeal" and that "VendingData has shown that in the circumstances of this case the district court likely erred in entering a preliminary injunction without providing any analysis of the disputed claim language." A Markman hearing is scheduled for May 16, 2005.

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