Form 10QSB/A
period 2005-06-30
VENDINGDATA CORP
filed 2005-12-13
CIK 1004673

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

EXPLANATORY NOTE

VendingData Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, to increase by $174,675 revenue recognized during the three months ended June 30, 2005 and to decrease by $96,825 revenue recognized during the six months ended June 30, 2005, with respect to contracts that were still in their trial period requiring the revenue recognition to be moved to the quarter immediately following, to restate inventory as of June 30, 2005 as a result of certain adjustments to inventory that took place during the 2004 fiscal year and to make other resulting adjustments to its financial statements. The effect of the restatements was to decrease previously reported net loss by $148,441 ($0.01 per share) for the three month period ended June 30, 2005 and to increase previously reported net loss by $81,389 ($0.00 per share) for the six month period ended June 30, 2005. These adjustments will not result in present or future cash expenditures. (See the disclosure under the heading “Restatement” in Note 1 to the financial statements in this Quarterly Report on Form 10-QSB/A)

The Items in our Form 10-QSB for the quarter ended June 30, 2005, that are amended and restated are as follows: Part I: Item 1 - Financial Statements; Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part II: Item 6 - Exhibits and Reports on Form 8-K.

The remaining Items contained within this Amendment No. 1 to Quarterly Report on Form 10-QSB/A consist of all other Items originally contained in our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 in the form filed on August 10, 2005. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

i

VENDINGDATA CORPORATION

FORM 10-QSB

TABLE OF CONTENTS

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VENDINGDATA CORPORATION
Balance Sheets

	June 30, 2005	December 31, 2004
ASSETS	(unaudited) restated	restated
Current assets:
Cash and cash equivalents	$2,821,346	$924,802
Current portion of accounts receivable, trade, net of allowance for uncollectables of $250,590 and $125,530	1,474,275	1,596,017
Due from affiliate	9,150	25,000
Other receivables	142,539	35,394
Inventories	7,112,854	6,124,171
Prepaid expenses	113,527	86,575
	11,673,691	8,791,959

Equipment rented to customers, net of accumulated depreciation of $687,248 and $564,351	277,697	400,594
Property and equipment, net of accumulated depreciation of $2,393,997 and $2,250,432	867,700	923,460
Intangible assets, at cost, net of accumulated amortization of $516,895 and $438,488	1,851,237	1,129,644
Due from affiliate	90,800	118,800
Accounts receivable, trade, net of current portion, less unamortized discount	1,152,279	1,264,914
Deferred expenses	834,206	753,030
Deposits	936,716	980,216
	$17,684,326	$14,362,617

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of leases payable	$1,189,602	$1,941,445
Accounts payable	2,372,755	1,240,676
Accrued expenses	829,261	427,199
Deferred revenues, current portion	207,245	239,680
Short-term debt	50,000	238,250
Customer deposits	191,840	193,615
	4,840,703	4,280,865

Long -term obligations
Deferred revenues, net of current portion	153,250	198,585
Notes payable	12,000,000	3,250,000
Leases payable, net of current portion	568,437	893,244
Total Liabilities	17,562,390	8,622,694
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 17,212,058 and 17,199,558 shares issued	17,212	17,200
Treasury stock 448,053 shares of common stock at cost	(846,820)	-
Deferred expenses	(1,422,136)	-
Additional paid in capital	62,318,473	59,843,272
Deficit	(59,944,793)	(54,120,549)
Total stockholders’ equity	121,936	5,739,923
Total liabilities and stockholders’ equity	$17,684,326	14,362,617
See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Operations

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 restated	2004 restated	2005 restated	2004 Restated

Revenues:
Sales	$1,083,609	$1,146,378	$1,522,844	$1,632,529
Rental	135,439	161,110	256,779	372,173
Other	31,092	20,762	60,439	109,535
	1,250,140	1,328,250	1,840,062	2,114,237
Sales returns and allowances	(290,838)		(290,838)
	959,302	1,328,250	1,549,224	2,114,237
Operating costs and expenses:
Cost of sales	775,996	899,701	1,204,016	1,614,580
Selling, general and administrative	2,488,907	1,502,469	4,865,993	2,972,953
Research and development	287,680	451,287	477,689	794,989
	3,552,583	2,853,457	6,547,698	5,382,522
Loss from operations	(2,593,281)	(1,525,207)	(4,998,474)	(3,268,285)

Interest expense, unrelated parties	491,985	231,479	808,807	494,101
Interest expense, related parties	15,063	540	15,063	15,063
Gain (loss) on disposition of assets			1,900	(567)
	507,048	232,019	825,770	508,597

Net loss	$(3,100,329)	$(1,757,226)	$(5,824,244)	$(3,776,882)

Basic loss per share	$(0.18)	$(0.10)	$(0.34)	$(0.22)

Weighted average shares outstanding	16,787,756	17,187,799	17,096,510	17,146,750

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Cash Flows

(UNAUDITED)

	Six Months Ended June 30,
	2005 restated	2004 restated

Net cash used in operating activities$	(4,620,558)	$(6,180,134)

Cash flows from investing activities:
Acquisition of intangible assets		(4,900)
Acquisition of plant and equipment	(878,841)	(156,381)
Disposition of equipment produced for rental
Proceeds from sale of equipment	4,700	665
Net cash used in investing activities	(874,141)	(160,616)

Cash flows from financing activities:
Reimbursement of offering expense		36,731
Proceeds from sale of stock	21,875
Repayment of leases payable	(1,192,384)	(1,179,656)
Proceeds from debt	8,750,000
Repayment of debt	(188,250)	(32,493)
Repayment of convertible debt		(1,603,077)
Net cash provided by (used in) financing activities	7,391,241	(2,778,495)
Increase (decrease) in cash and cash equivalents	1,896,542	(9,119,245)
Cash and cash equivalents at beginning of period	924,804	11,526,664
Cash and cash equivalents at end of period	$2,821,346	$2,407,419
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

Restatement

As reported on our Form 8-K dated November 1, 2005 filed with the SEC, we concluded, after consultation with our independent auditors, that errors in revenue recognition practices and in allocation of labor and overhead costs to inventory costs require us to restate previously reported financial results for fiscal 2004 the three and six months ended June 30, 2005 and to restate inventory as of June 30, 2005 as a result of certain adjustments to inventory that took place during the 2004 fiscal year. We have increased by $174,675 revenue recognized during the three months ended June 30, 2005 and decreased by $96,825 revenue recognized during the six months ended June 30, 2005, with respect to contracts that were still in their trial period requiring the revenue recognition to be moved from one quarter to the next during the three and six months ended, June 30, 2005, respectively, and made other resulting adjustments to its financial statements. The effect of the restatements was to decrease previously reported net loss by $148,441 ($0.01 per share) for the three month period ended June 30, 2005 and increase previously reported net loss by $81,389 ($0.00 per share) for the six month periods ended June 30, 2005, respectively. These adjustments have not resulted and will not result in past, present or future cash expenditures. This Amendment No. 1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 also reflects certain restatements that were effected for periods as of December 31, 2004 and for the three and six months ended June 30, 2005 and 2004. Those restatements are described in amended periodic reports for such periods filed by the the Company concurrently with the filing of this amended report.

Note 2—Segments

The segments identified for geographic region-based enterprise-wide data are as follows:

	Three Months Ended June 30,		Six Months Ended June, 30,
	2005 restated	2004 restated	2005 restated	2004 restated

North America	$642,502	$566,585	$1,158,174	$1,218,180
Asia	267,300	11,665	267,300	146,057
Europe	49,500	750,000	99,000	750,000
South America	—	—	24,750	—

The Company's revenues, depreciation and operating income distributed by product are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	restated	restated	restated	restated

Revenues
Secure Drop®	$61,345	$83,242	$72,593	$130,305
Shuffler	766,774	584,672	1,092,823	1,041,947
Deck CheckerTM	390,928	639,574	614,206	832,450
Other	31,093	20,762	60,440	109,535
Sales returns and allowances	(290,838)		(290,838)
	$959,302	$1,328,250	$1,549,224	$2,114,237
Depreciation and amortization
SecureDrop®	$0	$0	$0	$0
Shuffler	54,469	56,220	104,438	111,782
Deck CheckerTM	9,229	7,207	18,458	13,867
Unallocated	99,310	145,592	206,409	300,332
	163,008	209,019	329,305	425,981
Operating income (loss)
SeSecure Drop® gross margin	$55,121	$18,813	$64,850	$(38,093)
Shuffler gross margin	616,173	451,877	809,845	814,392
Deck CheckerTM gross margin	359,186	568,222	538,855	716,640
Other costs of good sold	(805,504)	(610,363)	(1,068,342)	(993,282)
Selling, general, & administrative	(2,488,907)	(1,502,469)	(4,865,993)	(2,972,953)
Research and development	(287,680)	(451,287)	(477,689)	(794,989)
	$(2,551,611)	$(1,525,207)	$(4,998,474)	$(3,268,285)

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

Results of Operations

Comparison of Three Months Ended June 30, 2005 and 2004 (Certain 2005 and 2004 amounts have been restated.)

For the three months ended June 30, 2005, we generated gross revenues of $1,250,140 or 5.8% less than the three months ended June 30, 2004. Gross revenue was offset by sales returns and allowances of $290,838. Specific product line results for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 are provided below.

For the three months ended June 30, 2005, our cost of sales was $775,996, or 14% less than the three months ended June 30, 2004. We expect the manufacturing of products in China to continue to reduce cost of sales on a per unit basis through the end of this year as we identify more efficiencies and optimize vendors in China. These efforts should also result in an improved gross margin. The gross margin on revenue for the three months ended June 30, 2005 was $245,243 less than the three months ended June 30, 2004 because of the decreased revenue for the quarter as well as a sales returns and allowances adjustment of $290,000.

	Three months ended June 30, 2005 restated	Three months ended June 30, 2004 restated	Percentage change
Secure Drop
Revenue	61,345	83,242	(26.3%)
Cost of Sales	6,224	64,429	(90.3%)
Gross Margin	55,121	18,813	193.0%

Shuffler Sales
Revenue	696,570	483,492	44.0%
Cost of Sales	89,647	81,227	10.4%
Gross Margin	606,923	402,265	50.8%

Shuffler Rentals
Revenue	70,204	101,180	(30.6%)
Cost of Sales	60,995	51,568	18.2%
Gross Margin	9,209	49,612	(81.4%)

DeckChecker Sales
Revenue	325,693	579,644	(43.8%)
Cost of Sales	22,513	64,145	(64.9%)
Gross Margin	303,180	515,499	(41.1%)

DeckChecker Rentals
Revenue	65,235	59,930	8.9%
Cost of Sales	9,229	7,207	28.1%
Gross Margin	56,006	52,723	6.2%

Other
Revenue	31,092	20,762	49.8%
Cost of Sales	40,498	(1,586)	(2,654%)
Gross Margin	(9,406)	22,348	142%

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

Shuffler Sales. The increase in revenue was due to the product line addition of the PokerOne™ shuffler. The decrease in the cost of shuffler sales revenue was due to the introduction of the PokerOne™ line of shufflers during the three months ended June 30, 2005 versus the three months ended June 30, 2004. The PokerOne™ has a lower production cost than the Random Ejection Shuffler. Our cost of sales included cost of shuffler sales of $89,647.

Shuffler Rentals. The slight decrease in shuffler rental revenue reflects the transition of shufflers placed on a rental basis as a result of the conversion of rental units to purchased units in 2003. Our cost of sales for the three months ended June 30, 2005 included cost of shuffler rental depreciation of $54,469.

Deck CheckerTM Sales. The decrease in Deck CheckerTM sales resulted primarily from reduced sales. The decrease in gross margin percentage resulted from the overall sales decrease during the quarter. Our cost of sales for the three months ended June 30, 2005 included Deck CheckerTM costs of $22,513.

Deck CheckerTM Rentals. The increase in Deck CheckerTM rental revenue resulted primarily from the placement of additional units during the quarter ended June 30, 2005. Our cost of sales included Deck CheckerTM rental depreciation of $9,229

Other Income. The increase in other revenues was due to sale of supplies for Secure Drop® and DeckCheckerTM. We also had sales returns and allowances of $290,838 and service costs of $516,310 for the quarter ended June 30, 2005.

General and Administrative Expense

For the three months ended June 30, 2005, our general and administrative expenses were $2,488,907, or 66% more than the three months ended June 30, 2004. The increase in general and administrative expenses related primarily to a $810,800 increase in legal costs due to defense of the Shuffle Master, Inc. lawsuits, and legal/regulatory issues pertaining to former senior management, a $221,600 increase in consulting expenses associated with the change in management team, a $41,700 increase in salaries primarily attributable to the expensing of stock options, a $40,800 increase in finance fees, a $18,400 increase in supplies, a $17,200 increase in insurance expenses, offset by a $71,500 decrease in travel and entertainment expenses, a $37,200 decrease in depreciation, a$19,200 decrease in repair and maintenance expenses, a $13,500 decrease in trade show expenses.

Research and Development Expense

For the three months ended June 30, 2005, research and development expenses were $287,680, or 36.3% less than the period ended June 30, 2004. The decrease in research and development expenses was due to the substantial completion of the development on our new shuffler products, the RandomPlus™ Shuffler and the Poker One™ Shuffler, a reduction of our engineering staff in the United States and the transfer of many engineering functions to our China operations.

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

Net Loss

For the three months ended June 30, 2005, we had a net loss of $3,100,329, or 76% more than the three months ended June 30, 2004. Basic loss per share was $0.18 for the three months ended June 30, 2005, compared to $0.10 for the three months ended June 30, 2004. The increase in net loss and the increase in the basic net loss per share were primarily due to a $245,244 decrease in gross margin, a $986,438 increase in general and administrative expenses and a $275,029 increase in interest expenses, offset by a $163,607 decrease in research and development expenses.

Comparison of Six Months Ended June 30, 2005 and 2004 (Certain 2005 and 2004 amounts have been restated.)

For the six months ended June 30, 2005, we generated gross revenues of $1,840,062, or 13% less than the six month period ended June 30, 2004. Gross revenues were offset by sales returns and allowances of $290,838. Specific product line results for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 are provided below.

For the six months ended June 30, 2005, our cost of sales was $1,204,016, or 25% less than the six month period ended June 30, 2004. The manufacturing of products in China is expected to continue to reduce cost of sales on a per unit basis through the end of this year as we identify more efficiencies and optimize vendors in China. These efforts should result in an improved gross margin.

The gross margin on revenue for the six months ended June 30, 2005 was $345,208, or 22%, compared to the gross margin on revenue for the year ended June 30, 2004 of $499,657, or 24%. The decrease in gross margin of $154,449 from the six months ended June 30, 2004 to the six months ended June 30, 2005 reflects the decreased revenue.

	Six months ended June 30, 2005 restated	Six months ended June 30, 2004 Restated	Percentage change
Secure Drop
Revenue	72,593	130,305	(44.3%)
Cost of Sales	7,743	168,398	(95.4%)
Gross Margin	64,850	(38,093)	(270.2%)

Shuffler Sales
Revenue	966,514	786,584	22.9%
Cost of Sales	166,072	120,787	37.5%
Gross Margin	800,442	665,797	20.2%

Shuffler Rentals
Revenue	126,309	255,363	(50.5%)
Cost of Sales	116,907	106,768	9.5%
Gross Margin	9,402	148,595	(93.7%)

DeckChecker Sales
Revenue	483,736	715,640	(32.4%)
Cost of Sales	56,893	101,943	(44.2%)
Gross Margin	426,843	613,697	(30.4%)

DeckChecker Rentals

Revenue	130,470	116,810	11.7%
Cost of Sales	18,458	13,867	33.1%
Gross Margin	112,012	102,943	8.8%
Other
Revenue	60,439	109,535	(44.8%)
Cost of Sales	40,485	46,452	(12.8%)
Gross Margin	19,954	63,083	(68.4%)

SecureDrop® Sales. As a result of our decision to discontinue new installations for this product line there were no system sales generated in the six months ended June 30, 2005. Our SecureDrop® sales consisted of supply items for systems already in place. The decrease in cost of sales to $7,743 reflects the reduced sales from the prior period.

Shuffler Sales. The increase in sales was due, in part, to increased sales efforts related to our shufflers and the addition of PokerOne™ to the product line during the quarter ended June 30, 2005. The increase in the cost of shuffler sales revenue was due primarily to the additional placement of shufflers during the six months ended June 30, 2005 versus the six months ended June 30, 2004.

Shuffler Rentals. The decrease in shuffler rental revenue reflects the transition of shufflers placed on a rental basis as a result of the conversion of rental units to purchased units in 2003. Cost of sales include shuffler rental depreciation of $104,438.

Deck CheckerTM Sales. The decrease in Deck CheckerTM sales resulted primarily from reduced sales.

Deck CheckerTM Rentals. The increase in Deck CheckerTM rental revenue resulted primarily from the placement of additional units. Cost of sales included rental depreciation of $18,458.

Other Income. The decrease in other revenues is due to product returns offset by the sale of products that are not produced by us and sold only on a limited basis. We also had sales returns and allowances of $290,838 and included service costs of $755,191 for the quarter ending June 30, 2005.

General and Administrative Expense

For the six months ended June 30, 2005, our general and administrative expenses were $4,865,993, or 64% more than the six months ended June 30, 2004 The increase in general and administrative expenses related primarily to a $1,361,200 increase in legal and regulatory costs due to defense of the Shuffle Master, Inc. lawsuits and legal/regulatory issues pertaining to former senior management, a $342,800 increase in consulting expenses related to the management change in March, a $487,100 increase in other expenses, a $38,500 increase in insurance, and a $67,000 increase in finance fees, offset by a $197,000 decrease in payroll costs, a $91,600 decrease in depreciation, a $68,700 decrease in travel and entertainment expenses, a $28,700 decrease in trade show expenses, and a $10,000 decrease in rent expenses.

Research and Development Expense

For the six months ended June 30, 2005, research and development expenses were $477,689, or 40% less than the six months ended June 30, 2004. The decrease in research and development expenses was due to the substantial completion of the development on our new shuffler products, the RandomPlus™ Shuffler and the Poker One™ Shuffler, a reduction of our engineering staff in the United States and the transfer of many engineering functions to our China operations.

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

Liquidity and Capital Resources

As a result of the proceeds from our private placement of senior notes, offset by our operating loss, our working capital has increased from $4,511,094 at December 31, 2004 to $6,832,988 at June 30, 2005. However, our working capital is decreasing due to ongoing losses. Based on presently known commitments and plans, we believe that we will require approximately $3 million of additional capital to fund our operations and required expenditures through the fourth quarter of 2005. We will endeavor to raise additional required funds through various financing sources, including additional sales of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. Our ability to seek additional sources of capital is restricted by a covenant related to our 10% senior secured convertible notes that prohibits us from incurring indebtedness through loans, lines of credit and other forms of indebtedness, including equipment financing, in excess of $15,000,000. Accordingly, no assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations in the upcoming year.

Net Cash Used in Operating Activities. For the six months ended June 30, 2005, the net cash used in operating activities was $4,620,558, compared to $6,180,134 for the six months ended June 30, 2004, a decrease of $1,559,576, or 25.2%. The net cash used in operating activities resulted from a net loss of $5,824,244, a decrease of deferred interest of $115,734, non-cash compensation expense of $367,456, loss on disposition of equipment of $1,900, a decrease in accounts receivable of $137,551 an increase in other receivables of $63,295, an increase in inventory of $973,247, an increase in prepaid expenses of $26,951, an increase in deferred expenses of $264,251, an increase in vendor deposits of $43,510, an increase in accounts payable of $1,132,078, an increase in accrued expenses of $402,064, a decrease in deferred revenue of $77,770, a decrease in customer deposits of $1,775, and depreciation of $329,304.

Net Cash Used In Investing Activities. For the six months ended June 30, 2005, we used net cash in investing activities of $874,141 compared to $160,616 for the six months ended June 30, 2004. The net cash used in investing activities during the six months ended June 30, 2005 consisted of $878,800 from the acquisition of plant and equipment, and $4,700 from disposition of equipment.

Net Cash Provided By Financing Activities. For the six months ended June 30, 2005, our financing activities provided net cash of $7,391,241, whereas, for the six months ended June 30, 2004, our financing activities used net cash of $2,778,495. The net cash provided by financing activities during the six months ended June 30, 2005 consisted of $8,750,000 provided by the issuance of 10% senior secured convertible notes, offset by the repayment of equipment leases of $1,192,384 and repayment of short term debt of $188,250.

Sources of Capital

During the years ended December 31, 2004 and 2003, our sources of capital included a public stock offering, equipment financing from a third party, short-term notes from stockholders, convertible debentures and other private sources of capital.

With respect to our equipment financing where we have sold and leased back most of our furniture, equipment, tooling and shufflers held for rent, we have repaid $1,179,656 for the six months ended June 30, 2004 and repaid $1,192,384 for the six months ended June 30, 2005. As of June 30, 2005, we had outstanding equipment financing of $1,758,039. These equipment leases have terms of 36 to 39 months and were not recorded as sales because each of the leases included a mandatory buy-back provision.

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

Risk Factors

We require additional funding in the future to continue to operate our business. We had working capital of $6,832,988 as of June 30, 2005, however our working capital continues to deteriorate due to ongoing losses. Based on presently known commitments and plans, we believe that we will require a minimum of $3 million of additional capital to fund our operations and required expenditures through the fourth quarter of 2005. We will endeavor to raise additional required funds through various financing sources, including additional sales of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. Our ability to seek additional sources of capital is restricted by a covenant related to our 10% senior secured convertible notes that prohibits us from incurring indebtedness through loans, lines of credit and other forms of indebtedness, including equipment financing, in excess of $15,000,000. Accordingly, no assurances can be given that we will successfully obtain liquidity sources necessary to fund our operations in the upcoming year. Our inability to obtain additional capital as and when needed may materially adversely affect our ability to continue our present level of operations.

We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003, we have incurred net losses of $5,824,244, $9,538,200 and $7,812,089, respectively, and our operations have used $4,620,557, $10,660,133 and $11,731,750 of cash, respectively. As of June 30, 2005, December 31, 2004 and December 31, 2003, we had accumulated deficits of $59,944,793, $54,120,549 and $44,582,347, respectively. Based on our presently known commitments and plans, we believe that we will require a minimum of $3 million of additional capital to fund our operations and required expenditures through the fourth quarter of 2005. If we are unable to generate these funds from operational cash flow we will be required to locate additional sources of capital from private or public placements of debt or equity, or from institutional or other lending sources. If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.

We require stockholder approval to increase our authorized shares to ensure a sufficient number of shares are available for the conversion of the March Senior Notes. As of July 1, 2005, we have 25,000,000 shares of common stock authorized and 16,764,005 shares of common stock outstanding. In addition, as of July 1, 2005, we have issued stock options to purchase 3,267,622 shares of common stock, warrants to purchase 2,543,053 shares of common stock and February Senior Notes convertible into 3,636,363 shares of common stock. Due to the shares outstanding and shares reserved as of July 1, 2005, we do not have a sufficient number of authorized shares remaining to cover the shares issuable upon the conversion of the March Senior Notes, if at all. Our board of directors has authorized an amendment to our articles of incorporation to increase our total authorized number of shares. However, our stockholders must also approve the amendment to our articles of incorporation. Although we expect our stockholders to approve the amendment, there is no guarantee of such a result. If the stockholders do not approve of the amendment, we will be in breach under the terms of the March Senior Notes.

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

(a)    Evaluation of Disclosure Controls. In our quarterly report on Form 10-QSB for the period ended June 30, 2005 filed by us with the SEC on August 10, 2005 (“Original Quarterly Report”), we evaluated the effectiveness of our disclosure controls and procedures as of the end of the six months ended June 30, 2005. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

In the Original Quarterly Report, we disclosed that based on the evaluation conducted as of June 30, 2005, we concluded that, subject to certain limitations noted in the Original Quarterly Report, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In connection with analysis that led up to the restatements set forth in this Amendment No. 1 to the Original Quarterly Report, we concluded that the circumstances underlying the restatements indicate that our disclosure controls and procedures as of and for the three months ended June 30, 2005 were deficient in respect of certain actions by former senior management to override established financial controls and procedures. We believe that all such deficiencies were corrected prior to September 30, 2005.

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

Item 6. Exhibits.

Exhibits.

10.1	Settlement Agreement dated July 12, 2005 between VendingData Corporation and Shuffle Master, Inc*

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

* Previously filed as an exhibit to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 filed with the SEC on August 10, 2005

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