Form 10KSB/A
period 2004-12-31
VENDINGDATA CORP
filed 2005-12-22
CIK 1004673

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

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

      VendingData Corporation is filing this Amendment No. 3 to its Annual Report on Form 10-KSB for the year ended December 31, 2004 to address nonsubstantive technical matters.

      The remaining Items contained within this Amendment No. 3 to Annual Report on Form 10-KSB/A consist of all other Items originally contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 in the form filed on March 31, 2005, as amended on May 2, 2005 and December 13, 2005. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or the first and second amendments to such report filed on May 2, 2005 and December 13, 2005, respectively, or modify or update those disclosures in any way.

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

PART II.......................................................................23

    Item 5.  Market for Common Equity and Related Stockholder Matters.........23
    Item 6.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................25
    Item 7.  Financial Statements.............................................43
    Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................61
    Item 8A. Controls and Procedures..........................................61
    Item 8B. Other Information................................................61

PART III......................................................................62

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act................62
    Item 10. Executive Compensation...........................................62
    Item 11. Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................62
    Item 12. Certain Relationships and Related Transactions...................62
    Item 13. Exhibits and Reports on Form 8-K.................................62
    Item 14. Principal Accountant Fees and Services...........................62

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

                                               VENDINGDATA CORPORATION


Date: December 21, 2005                         By: /s/ Mark R. Newburg
                                                  ------------------------------
                                                  Mark R. Newburg,
                                                  Chief Executive Officer,
                                                  Principal Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                Date

/s/ Mark R. Newburg                Executive Director                              December 21, 2005
--------------------------------   (Chief Executive Officer)
Mark R. Newburg

/s/ Arnaldo F. Galassi             Chief Financial Officer                         December 21, 2005
--------------------------------   (Principal Financial and Accounting Officer)
Arnaldo F. Galassi

/s/ James E. Crabbe                Chairman of the Board                           December 21, 2005
--------------------------------
James E. Crabbe

                                   Director                                        December __, 2005
--------------------------------
Ronald O. Keil

                                   Director                                        December __, 2005
--------------------------------
Bob L. Smith

/s/ Paul A. Harvey                 Director                                        December 21, 2005
--------------------------------
Paul A. Harvey

/s/ Vincent L. DiVito              Director                                        December 21, 2005
--------------------------------
Vincent L. DiVito

                                   Director                                        December __, 2005
--------------------------------
Robert L. Miodunski

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

10.29 Form of Subscription Agreement for 15% Senior Secured Notes due February 2008, incorporated by reference from the registrant's Current Report on Form 8-K filed on February 15, 2005.
10.30 Form of Promissory Note for 15% Senior Secured Notes due February 2008, incorporated by reference from the registrant's Current Report on Form 8-K filed on February 15, 2005.
10.31 Distribution Agreement by and between the registrant and Technical Casino Supplies Ltd, incorporated by reference from the registrant's Current Report on Form 8-K filed on February 15, 2005.
10.32 Form of Subscription Agreement for 15% Senior Secured Notes due March 2008, incorporated by reference from the registrant's Current Report on Form 8-K filed on March 16, 2005.
10.33 Form of Promissory Note for 15% Senior Secured Notes due March 2008, incorporated by reference from the registrant's Current Report on Form 8-K filed on March 16, 2005.
10.34 Form of Intercreditor Agreement, incorporated by reference from the registrant's Current Report on Form 8-K filed on March 16, 2005.
10.35 Form of Amended and Restated Security Agreement, incorporated by reference from the registrant's Current Report on Form 8-K filed on March 16, 2005.
10.36 Form of Amended and Restated Collateral Agent Agreement Agreement, incorporated by reference from the registrant's Current Report on Form 8-K filed on March 16, 2005.
14.1 Code of Ethics, incorporated by reference from the registrant's annual report on 10KSB filed March 30, 2004.
21.1           Subsidiaries of Registrant.
23.1           Consent of Piercy Bowler Taylor & Kern.
31.1 Certification of Mark R. Newburg under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Arnaldo F. Galassi under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.