Form 10KSB
period 2005-12-31
VENDINGDATA CORP
filed 2006-03-31
CIK 1004673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to_________

Commission file number 000-25855
VendingData Corporation
(Name of small business issuer in its charter)

Nevada	91-1696010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6830 Spencer Street Las Vegas, Nevada 89119
(Address of principal executive offices, including zip code)

Issuer’s telephone number: (702) 733-7195

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of each class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $2,238,746

State the aggregate market value of voting stock held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $21,526,916 ($2.25 per share as of March 15, 2006)

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 19,015,540 shares as of March 15, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We develop, manufacture and distribute products and services to the gaming industry that automate the current manual processes supporting the casino table games business. Our product line is intended to improve security, productivity and profitability of casino operations. Our principal products include:

•	The Deck Checker, a card security device that scans decks of playing cards to ensure an accurate count and verifies that all of the cards are present.

•
The Random Plus Shuffler, is the next generation of shuffling device that is an updated version of our previously offered Random Ejection Shuffler and the Continuous Random Ejection Shuffler. The Random Plus Shuffler is capable of shuffling between one and eight decks of cards. The device also offers additional features such as the switch in power from alternating current, or AC, to direct current, or DC, conversion to an external power supply, redesign of the cabinet, and the addition of an external lever to adjust the shuffler for card thickness.

•	The PokerOne Shuffler, a high-speed card-shuffler designed for use with single deck poker variation games.

•
High frequency RFID casino chip, a traditional casino chip imbedded with a RFID tag that allows casinos to identify counterfeit casino chips and assist casinos in tracking table play. The chip will begin to be sold in 2006.

•	The ChipWasher is a product that washes and sanitizes gaming chips. This product is expected be available by the second half of 2006.

We have an active research and development program for our current products as well as a focus on product line expansion.

We are headquartered in Las Vegas, Nevada with manufacturing operations in Guangdong Province, China. We maintain our principal offices at 6830 Spencer Street, Las Vegas, Nevada 89119. Our telephone number and facsimile number are (702) 733-7195 and (702) 733-7197, respectively, and our website is www.vendingdata.com. Information contained in, or accessible through, our website does not constitute part of this report.

We own or have rights to certain trademarks that we use in connection with the sale of our products, including, but not limited to, the following: VendingData™, Deck Checker™, Random Ejection™, Random Plus™ and PokerOne™, ChipWasher™ and DeckSetter®. This report also makes reference to trademarks and trade names of other companies.

RECENT DEVELOPMENTS

On March 29, 2006, we entered into an agreement to issue and sell our secured promissory notes for aggregate gross proceeds of $7 million. These notes will bear interest at an annual rate of 7% and mature on March 31, 2011. We expect to issue these notes and receive the net offering proceeds in early April 2006. In connection with this debt financing, we also entered into a definitive agreement with the purchasers of our notes whereby we may, at our sole option, require them to purchase up to $5 million of our common stock. This agreement, sometimes referred to as equity line of credit, has a term of five years and grants us a binding “put” right to sell our shares at a 20% discount to the volume weighted average price of our shares on the day of a drawdown, subject to a ceiling price of $3.50 per share. In addition, we have reached an agreement in principal to issue and sell an additional $6 million of our common stock at price of $2.50 per share for a total of 2.4 million shares.

The financings described in the preceding paragraph are conditioned upon the concurrent pay off or conversion into common stock of all of our outstanding senior secured convertible promissory notes. As of the date of this report, we had approximately $11.6 million principal amount of senior secured convertible promissory notes outstanding. Of this amount, the holders of these notes are expected to convert approximately $5.6 million in principal and interest into shares of our common stock and we expect to pay off the remaining $6.0 million outstanding balance with a portion of the proceeds from the financings described above.

In addition to retiring our preexisting notes, we expect to use approximately $5 million of the proceeds from the financings described above to pay down our existing line of credit. The balance of $7 million of proceeds would be available to us for general working capital purposes. We believe that we will have sufficient funds to meet our working capital needs for the next 12 months.

On October 1, 2005, we entered into a patent purchase agreement with William Westmore Purton, an individual, Dolphin Products Pty Ltd, an Australian corporation (“DPP”), and Dolphin Advanced Technologies Pty Ltd, an Australian corporation (together with DPP, “Dolphin”), pursuant to which we agreed to purchase from Dolphin patents for certain microchip technology for use in the gaming industry (the “RFID Patents”). Pursuant to the purchase agreement, we agreed to purchase the RFID Patents in exchange for $750,000 in cash and the issuance to Mr. Purton of 1,000,000 shares of our common stock. The cash purchase price was payable in installments, starting with a non-refundable payment of $125,000 on the execution date of the purchase agreement. A second installment of $125,000 was payable seven days after the date on which we notified Dolphin that we are satisfied with the results of our due diligence investigation. The remaining balance of $500,000 is payable in six (6) equal monthly installments beginning on January 31, 2006. With the exception of the initial payment, payment of the cash purchase price was subject to (i) our satisfaction with our due diligence investigation, and (ii) the execution and delivery by Dolphin and us of a licensing and manufacturing agreement pursuant to which we would license the Patents to Dolphin for the manufacture of casino gaming chips. The 1,000,000 common shares were issuable at the time the second installment of the cash purchase price is paid.

On February 27, 2006, we entered into a licensing and manufacturing agreement with Dolphin Products Pty Limited, of Melbourne, Australia. Pursuant to the agreement, Dolphin has received the exclusive rights to manufacture our RFID chip product. The agreement has a term of 10 years. Our entry into the licensing and manufacturing agreement with Dolphin effectively consummates our purchase of the RFID chip and related patents and technology from Dolphin and its affiliates, William Purton and Dolphin Advanced Technologies Pty Limited. We issued 1,000,000 common shares to Mr. Purton in February 2006.

BUSINESS STRATEGY

Our strategy is to increase revenue and margins based on three key factors:

•
Development of product lines with limited competition. Our ability to offer new products such as the high frequency RFID casino chip and the ChipWasher, which provide us with two product lines with limited or no competition, respectively.

•
Expansion into additional domestic and international gaming markets for our products. The worldwide expansion of gaming should provide new markets for our products, and we have targeted sales opportunities in these new markets in addition to our traditional established gaming markets. To help address these markets we continue to look at various distributional channels in the US and internationally.

•
Implementation of cost reduction initiatives to increase gross margins. Through the implementation of cost reduction initiatives, our management believes that the gross margins on our products will improve over time. We continue to reduce the cost of our component parts through the use of production facilities in China.

TABLE GAME SUPPORT PRODUCTS

Shuffler Product Line

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

In 2005, we introduced our next generation shuffler, the RandomPlus Shuffler. This shuffler effectively replaced our previous generation shufflers, the Random Ejection Shuffler, and the Continuous Random Ejection Shuffler.

RandomPlus Shuffler. The RandomPlus utilizes state of the art electronics for improved reliability and longevity. It has been designed with reliability in mind. The RandomPlus has fewer moving parts than its predecessor and is designed with additional user accessible adjustments to accommodate a wider variety of card types and conditions. It will include additional features, such as the switch in power from alternating current, or AC, to direct current, or DC, conversion to an external power supply, redesign of the cabinet, and the addition of an external lever to adjust the shuffler for card thickness.

PokerOne Shuffler. To complement our current shufflers, we developed the PokerOne shuffler, a specialty game shuffler utilizing new and existing technology to provide shuffles of pre-dealt hands of cards for specialty poker games. Specialty game shufflers are only used in single deck poker variation games such as Caribbean Stud™, Let It Ride™, Pai Gow Poker and Three Card Poker. The PokerOne shuffler is designed to re-stack the deck and deliver the required number of cards (3, 5 or 7 cards) into packets using a batch system method. We believe that the PokerOne shuffler will significantly raise the standard for specialty game shufflers and will compete with the Ace® Shuffler, manufactured by Shuffle Master, Inc. We have designed the PokerOne shuffler to:

•	shuffle and prepare the cards into the individual packets required for the specialty poker game;

•	provide sufficient speed to maintain the pace of the game even if just a single player is playing;

•	verify the overall quantity of the cards shuffled and the number of cards in each packet; and

•	verify the actual cards dealt to each player.

The PokerOne shuffler is designed for the active specialty table game market where non-traditional card dealing is accepted. The PokerOne shuffler shuffles and deals packets of cards to each player. As a result of the characteristics of the PokerOne shuffler, we believe that we will be able to provide substantially improved speed and security for our customers in the specialty table game market. As discussed elsewhere herein, our ability to sell the PokerOne shuffler in the United States is currently the subject of pending litigation. We began to install the PokerOne shuffler in foreign markets in 2004 and began installing in the US in the second quarter of 2005.

Shuffler Market. We estimate that there are over 45,000 gaming tables worldwide and that the market penetration of installations of automatic shufflers is low. We estimate that of the automatic shufflers installed, most of these installations are on specialty gaming tables. Several companies have introduced automatic shufflers for the general market, but for the most part, these efforts have been unsuccessful.

There are several factors that have resulted in low acceptance of automatic shufflers for the general market, including security issues, reliability/productivity and player confidence. We believe that our technology and ergonomic design will allow our products to overcome these industry concerns:

•
Security.  We believe that our combination of patented computer and mechanical technology safeguards against cheating schemes. The random ejection technology used in all of our shuffler products produces a computer-generated, random and untrackable shuffle, and the Continuous Random Ejection Shuffler technology eliminates advantages achieved by knowledgeable players, as each card is available for the next round of play by producing “full” decks of continuously shuffled random cards. This has the added benefit of giving the casino a higher hold from the gaming table since the shuffler preserves the original odds of each game, which favor the casino.

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

Shuffler Installations. As of December 31, 2005, we had installed a net total of 683 units, representing the number of revenue generating shufflers installed at casinos through sale or rental agreements. Of the units installed as of December 31, 2005, 161 units were installed pursuant to rental agreements, and 522 units were sales. In terms of location, as of December 31, 2005, we have installed our shufflers in 85 different gaming properties, including the MGM Grand in Detroit, Michigan; the Excalibur, the Luxor and the Venetian in Las Vegas, Nevada; the Viejas Casino in Alpine, California; the Great American Group, Washington; and the Treasure Island Resort & Casino in Red Wing, Minnesota.

Competition - Shufflers. Competition in the shuffler market is intense. The shuffler market is divided into two separate segments, traditional table game and specialty table games. Shuffle Master, Inc. is the current market leader in both the traditional table game and specialty table game markets. Our other competitors have a small collective market share of the table game market. With respect to the traditional table game market segment, we compete with Shuffle Master, Inc., which markets the Shuffle Master King™, and the One2Six Shuffler™ and Ten Stix, Inc., which markets the Pro Shuffler Shuffling System. Shuffle Master, Inc. also offers the ACE®, which is currently the only product in the specialty table game market.

The Deck Checker

The Deck Checker is a card security device that specifically scans playing cards to ensure an accurate count and verify that all of the cards in a deck of cards are present. This innovative product confirms the integrity of each card and will reject any non-conforming cards. The Deck Checker has multiple uses and can be used in the back of the house (casino support departments) to reduce labor costs by expediting the verification process of used cards, or it can be used in the front of the house (the casino floor) to ensure that all table games open with complete and accurate decks, reducing the amount of time it takes to open a table game, thereby increasing productivity. The Deck Checker allows the re-use of playing cards by providing a secure and reliable method of putting used cards back into play, reducing card usage and the associated costs. In addition, the Deck Checker can scan from up to eight decks at a time, each deck in less than 15 seconds. The device is programmed for all standard playing cards, accommodates plastic, paper and plastic coated playing cards and is programmed with many standard card games.

The Deck Checker has an integrated management system and an on-board storage/vault system. The integrated management system gives a report for every transaction to provide an audit trail. Further, the Deck Checker requires limited training time, as the machine prompts the user throughout the entire checking process. Since the Deck Checker does not require additional staff, the Deck Checker is designed to increase efficiency and shorten the start-of-the-day and the end-of-the-day procedures.

We have been issued one patent each in the United States and South Africa and have five patent applications pending in the United States, Australia, Canada, China and Europe.

Market and Distribution of the DeckChecker. We estimate that the potential market for the DeckChecker to be one machine for every ten table games, or approximately 5,000 machines installed worldwide. In November 2002, we entered into a five-year agreement with TCS Aces, an Australian subsidiary of Technical Casino Services, Ltd., a United Kingdom company that distributes gaming equipment worldwide, under which the DeckChecker will be distributed internationally. As of December 31, 2005, we had 96 units of the DeckChecker installed at 61 casinos, 86 of which were purchased and 10 of which were rented.

Competition - DeckChecker.We believe Shuffle Master’s MD2 product provides limited competition for the Deck Checker.

High frequency RFID Casino Chip

High frequency 13.56 MHz RFID casino chips provide real-time data capability, enhanced chip security, player tracking and accounting management benefits for casinos. The high frequency RFID chips enable casinos to read 1,000 chips in a second and have a memory capacity of over 10,000 bits. In comparison to the existing RFID casino chip technology (the 125KHz RFID chip), the 13.56 MHz chip is faster, has much greater memory capacity, is more economic to produce and, being more robust, it is more cost effective and easier to install. As an example, if there are 100 chips in a particular player position - in the same time that it takes the125 KHz technology to determine that there are 100 chips in the field - the 13.56 MHz has not only determined the number of chips, it has also interrogated 3 or 4 levels of security features within each chip, authenticated the unique identity of each individual chip, determined the value of the bet and calculated the win or loss. The 13.56MHZ technology enables real time monitoring of table games. The high frequency RFID chips provide significant cost advantages over predecessor technology.

High frequency RFID Market. We estimate that the addressable chip market is at least 100 million casino chips worldwide. Initially the market will emerge from the build-out of new casinos in Macau. From 2006 through 2008 at least fifteen new casinos will be built in Macau and it is expected that the new casinos will be migrating to the new chip technology to thwart counterfeiters and to track casino chip movement within the properties.

Competition - High frequency RFID Market. There is limited competition in this market and a high barrier of entry. There is currently one other provider of high frequency RFID casino chips.

ChipWasher

ChipWasher is a product that washes and sanitizes gaming chips. The build-up of oils and residue makes them sticky and difficult for dealers and players to handle, which makes for slower play. Casino surveillance and identification becomes increasingly difficult and players’ gaming experience is considerably lessened. Regular chip washing prevents this, but the traditional method of hand-washing is time-consuming and costly. The ChipWasher is a practical and efficient means toward cleaner and more hygienic casino chips. This product will be available by the second half of 2006.

Benefits of this product include:

•	Ease of operation inside the cage

•	Cost-effectiveness

•	Labor-savings

•	Greater speed

•	Environmentally friendly

•	Enables greater surveillance identification

•	Hygienic

•	Ergonomically designed

ChipWasher Market. We estimate that the addressable chip market is at least 100 million casino chips worldwide. Currently, chips are either washed by hand or placed in commercial clothes washing machines. We estimate that interest in an easy to use, high speed chip washer will be significant and will be furthered with the introduction of high frequency RFID chips that will require better care and handling than traditional chips.

Competition - ChipWasher. There is no equipment specifically manufactured for the washing of casino chips in the market today.

RESEARCH AND DEVELOPMENT

Some of our research and development operations were moved to our China facilities at the end of 2004. The intention is to have our China facility as the mechanical and electronic engineering center and Las Vegas as the architectural and software engineering center for research and development. We anticipate that the development and production of our products will be more efficient as a result of this delineation. Our current research and development emphasis is to improve our existing product lines, as demonstrated by our completion of the PokerOne shuffler, and development of and fourth quarter 2005 sales of the RandomPlus Shuffler. We spent $1,394,006 in 2005 and $1,423,096 in 2004 on research and development activities. We expect our research and development expenses to increase as we develop enhancements to the current shuffler line, and develop new products for 2006 release including the ChipWasher.

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

Certain Indian tribes throughout the United States that have compacts with the states in which their tribal dominions are located operate or propose to operate casinos, and these tribes may require suppliers of gaming and gaming-related equipment to obtain authorizations. We have worked and will continue to work with these tribes to obtain the necessary authorizations.

During 2005, we cooperated with certain state gaming authorities with respect to the required re-licensing of our company in certain jurisdictions, as well as the licensing of our new management team. We do not anticipate that this process will have a material adverse effect on us. We continue to cooperate with all gaming regulatory agencies as necessary and applicable to maintain good standing in all jurisdictions in which we hold a license.

Associated Equipment

In most jurisdictions, our products fall within the general classification of “associated equipment.” “Associated Equipment” is equipment that is not classified as a “gaming device,” but which has an integral relationship to the conduct of licensed gaming. Regulatory authorities in some jurisdictions have discretion to require manufacturers and distributors to meet licensing or suitability requirements prior to or concurrently with the use of associated equipment. In other jurisdictions, the regulatory authorities must approve associated equipment in advance of its use at licensed locations. Except as described below in “Other Jurisdictions,” we have obtained approval for our associated equipment in each jurisdiction that requires such approval and in which our products that are classified as associated equipment are sold or used.

Gaming Devices and Equipment

Certain jurisdictions classify our products as “gaming devices” and/or “gaming equipment”. Although regulations vary among jurisdictions, each jurisdiction requires various licenses, findings of suitability, registrations, approvals or permits to be held by companies and their key personnel in connection with the manufacture and distribution of gaming devices and equipment.

Regulation of Stockholders

In most jurisdictions, in which we are subject to regulatory oversight, beneficial owners of our voting securities or other securities may, at the discretion of the gaming regulatory authorities, be required to file an application for a license, finding of suitability or other approval and in the process subject himself or herself to an investigation by those authorities. However, we believe gaming regulatory authorities typically do not take such action unless a beneficial owner owns more than 5% of our outstanding voting securities, at which time many jurisdictions require certain reports to be filed.

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

We do not believe that we will be required by the Nevada Gaming Authorities to register as a public company or obtain a finding of suitability in Nevada so long as we do not manufacture or sell “gaming devices” as defined by the Nevada Gaming Control Act. Nevertheless, even though applications for the approval of associated equipment are subject to a less comprehensive approval process that focuses on approval of the equipment, the Nevada Gaming Control Board may investigate us or any individual who has a material relationship to, or material involvement with, us in order to determine whether such individual is suitable or should be licensed. Besides the company, our officers, directors and certain key employees may be required to file applications and be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing. Both require submission of detailed personal and financial information, which is followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all costs of the investigation.

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

Mississippi. We have applied to the Mississippi Gaming Commission for licensure as a manufacturer and distributor, and the investigation for our licensure is pending. Until this application is acted upon, we may not sell or service our shuffler products in Mississippi. However, the Commission has determined that our DeckChecker™ product is a type of gaming associated equipment that may be sold in Mississippi without our first receiving a license.

New Jersey. Upon a satisfactory initial background investigation, in December 2005 we obtained a six-month transactional waiver approval from the New Jersey Commission to engage in specific transactions with certain New Jersey casinos pending the outcome of the complete investigation of our license application. The transactional approval process permits us to continue our business with New Jersey casinos uninterrupted upon the completion of the investigation. If licensure is not obtained before the expiration date of the transactional waiver approvals, we will request transactional waiver approvals for an additional 6-month period.

Louisiana. In 2005, the Louisiana State Police, Gaming Division, has given us a permit as a gaming manufacturer, gaming supplier and non-gaming supplier with respect to all gaming except for Indian gaming. Louisiana investigated us with respect to certain omissions in our gaming application relating to a certain former officer and directors. We received a Notice of Hearing Date before the Louisiana Gaming Control Board Administrative Hearing Office for January 24, 2006. A settlement agreement and related motions executed by VendingData and the Louisiana State Police, Gaming Division, and passed affirmatively upon by the Administrative Law Judge retained by the Louisiana Gaming Control Board was approved, by the Louisiana Gaming Control Board at its February 21, 2006, meeting. The settlement allows VendingData to re-apply for a gaming license in 30 months.

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

CUSTOMER SERVICE

In order to maintain and expand the market presence of our products, we are committed to providing a high level of customer service and support. We have centralized most of our service functions in Las Vegas, Nevada for the purposes of ensuring uniform repair of our products. As such, all major technical maintenance on our products is conducted by our local technicians. In this regard, we have provided our customers with additional back-up products for use until we can return the serviced products to them.

With respect to routine maintenance, we employ three customer service representatives, four regional service managers and seven remote technicians (in addition to the technicians located in Las Vegas and Seattle Service Centers) in various locations in the United States. Our service technicians regularly visit our customers to ensure our products are operating satisfactorily. In the event that a customer service technician discovers a problem with one of our products, the products are repaired in the field. Our service representatives also assist our customers in training dealers and other casino employees how to use our products.

Our standard warranty period is 90 days for our products. If a problem arises during the warranty period, we will fix the product at no cost. Certain components that we use to manufacture our products are acquired from third parties, and may contain a longer warranty period. For example, the warranty period on all memory chips is ten years.

In addition, we maintain a training center in Las Vegas to provide support and training to our distributors, who are responsible for servicing their own products.

MARKETING AND DISTRIBUTION

As the gaming industry becomes increasingly more competitive, our strategy is to develop and deliver cost-effective, customer-focused, niche products and services that increase the security, productivity and profitability for the global gaming industry. As part of our strategy, we offer to lease or sell our products to casinos and other lawful gaming establishments.

Current sales tactic is to perform live demonstrations of our products to potential customers. These demonstrations occur at both at the customer sites and at our Las Vegas showroom. Our marketing department supports the sales effort through direct mail advertising and presentations at domestic and international trade shows. Future marketing plans include more effective sales demonstration tools that take advantage of current computer, web, and video technologies.

We sell and lease our products directly to gaming operators and indirectly through distributors. In general, except as described below, we depend on distributors to sell our products internationally and on our sales team to sell our products domestically. Our distributors receive compensation through our volume discount pricing structure, which allows them to sell the products to their customers at market driven prices. In fiscal year 2005, our direct sales accounted for 79% of our revenue and distributor-based sales accounted for 21%.

We use distributors to gain exposure of our products in certain foreign geographic areas where we believe distributors with a local presence would be more effective than our own sales force. Management believes that utilizing distributors to sell our products internationally has two main advantages:

•	Distributors have the authority to operate in the respective market and are able to address and resolve regulatory compliance issues that may arise in a timely manner; and

•	Distributors have the internal infrastructure and superior contacts necessary to effectively sell and service our products in certain markets.

On January 21, 2005, we entered into an exclusive five-year agreement with TCS JohnHuxley, or TCS, a U.K. based worldwide distributor of products to the gaming industry, to market and distribute our shuffler products outside of the United States.

On February 28, 2006, we announced that we had entered into a distribution agreement with a technology company based in Hong Kong and Macau. The distribution agreement has an initial three year term, with rollover provisions, and provides exclusive distribution rights for our high frequency RFID casino chip for certain Southeast Asia casino properties and non-exclusive distribution rights elsewhere in Asia.

CUSTOMERS

Our customers are domestic and international casino and gaming operators. Any adverse changes in the financial condition of our major customers, any loss of our major customers, or any meaningful reduction in the level of sales to any of these customers could have a materially adverse impact on the business.

COMPETITION

The gaming industry is extremely competitive. Although we have assembled an experienced management team, which uses its knowledge of the gaming industry to tailor our products and services to the needs of the gaming industry, we compete with many established companies, which possess resources substantially greater than ours. Generally, we compete with other companies that are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations; greater financial, technical, marketing and other resources; more employees and more extensive facilities than we now have, or will have in the foreseeable future. The competitive pressures of the gaming industry will require us to invest in additional research and development. The constant need to update and innovate may result in increased costs for, and reduced margins on, our products and services.

PRODUCT DEVELOPMENT, MANUFACTURING AND ASSEMBLY

We maintain a state-of-the-art facility for our product development and final assembly divisions in Las Vegas as well as in XiaoLan, China. We have 12 full-time engineers working in research and development of our shufflers, and enhancements to our DeckChecker product line. We acquired certain intellectual property from Dolphin Products Pty Ltd, in 2005, along with the patent on ChipWasher and the DeckSetter.

We manufacture all of our products except for the RFID chip, which is manufactured on our behalf by Dolphin. With Dolphin’s assistance, we are now engaging in the commercialization aspects of the RFID chip. In addition, we occasionally engage consultants in research and development to complement our skill set in specific areas of engineering activities. We have 57 full-time personnel in final assembly, installation and service. We hire contract personnel on a varied basis depending upon production and installation volume.

SUPPLIERS

Most components for the shufflers and our DeckChecker are sourced in China. Shuffler and DeckChecker assembly is being done in China and final units are shipped to Las Vegas for distribution to the North America and European markets. The manufacturing of RFID casino chips is outsourced to Dolphin, who specializes in plastic injection molding and is located in Melbourne, Australia. Dolphin has established a very strong working relationship with Magellan Technology Pty Ltd in Sydney, Australia, who is the owner of the intellectual property for RFID technology. Dolphin is sourcing their RFID tags from Progressive Gaming International Corp (“PGIC”).

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

With respect to the Deck Checker, we acquired the rights to the Deck Checker pursuant to a purchase and sale agreement dated December 23, 2002 in which we purchased all of the tangible and intangible assets related to the Deck Checker. The purchase price was $1,009,800, where $504,900 was payable upon the successful production of five fully operational units of the Deck Checker and $500,000 was payable within six months after the first payment is due. The first payment in the amount of $504,900 was made on August 1, 2003 and the final $500,000 payment was made in February 2004. In addition to the purchase of these assets, we purchased tooling, inventory and spare parts for $44,800. In exchange for the payments, the seller has agreed to transfer all of the tangible and intangible assets related to the DeckChecker and not to compete with us for 60 months.

With respect to the ChipWasher and DeckSetter, we acquired the rights to these pursuant to a patent and trade secret purchase agreement dated October 6, 2005 in which we purchased all of the tangible and intangible assets related to the ChipWasher and DeckSetter from Dolphin. The purchase price was $566,000, where $200,000 was payable upon execution of the contract and $366,000 was payable over twelve months after completion of due diligence. The first payment in the amount of $200,000 was completed on November 9, 2005 and the first installment payment was initiated on February 9, 2006. In addition to the purchase of these assets, we agreed to pay Dolphin a 10% royalty fee on the gross profit of each unit.

With respect to the RFID chip technology we acquired the rights to the technology pursuant to a patent purchase agreement dated October 1, 2005 in which we purchased the patent rights and all other intellectual property rights relating to the RFID chip from Dolphin. The purchase price was $750,000 plus one million shares of our common stock, where $125,000 was payable upon execution of the contract and second installment of $125,000 was to be paid on the execution of a Licensing and Manufacturing Agreement. The final $500,000 was payable over six months after completion of the agreement. The first payment in the amount of $125,000 was completed on October 12, 2005. In addition, we issued one million shares on the execution of the Licensing and Manufacturing Agreement on February 27, 2006.

With respect to the RFID chip technology, the United States Patent and Trademark Office have an application for Patent No. 6659875. The RFID chip technology has been issued patents in Australia and the United Kingdom, and has a patent application in Canada.

There can be no assurance that any of the claims contained in our pending United States or foreign patent or trademark applications will be issued, that any of these rights will not be infringed by others or that already issued patents or trademark registrations will not be invalidated or canceled. Third parties could infringe on our rights or successfully duplicate our products without infringing on our legal rights. Many elements incorporated in our proprietary products are in the public domain or otherwise not amenable to legal protection and the steps taken by us will not, in and of themselves, preclude competition with our proprietary products.

EMPLOYEES

As of December 31, 2005, we had approximately 43 full-time employees in the United States and 69 full-time employees in China. None of our employees are represented by a labor union, and we consider our relationships with our employees to be satisfactory. All U.S employees have signed confidentiality agreements, which prohibit them from disclosing any of our confidential information at any time during or after their employment with us. We have also executed confidentiality and non-competition agreements with all key China personnel.

ITEM 1A. RISK FACTORS

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following:

We may require additional funding in the future to continue to operate our business.  As of December 31, 2005, we had a working capital deficit of ($1,637,021). We have entered into an agreement to provide us with $18 million additional debt and equity financing, and believe that this financing, in addition to our existing cash and cash equivalents together with cash generated by operations, will meet our working capital needs, capital expenditures, and commitments for at the next 12 months. In the event it is not sufficient, we will endeavor to raise additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, as result of our present level of debt and certain restrictions on our ability to incur additional indebtedness under our agreement, it is unlikely we will be able to obtain additional debt-based capital, unless a significant portion of the proceeds are used to retire existing debt. There can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results may occur:

•	the percentage ownership of our existing stockholders will be reduced;

•	our stockholders may experience additional dilution in net book value per share; or

•	the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

We have a history of significant operating losses and anticipate continued operating losses, and we may be unable to achieve profitability. We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the years ended December 31, 2004 and 2005, we have incurred net losses of $9,538,200 and $17,567,230, respectively, and our operations have used $10,660,135 and $14,752,740 of cash, respectively. As of December 31, 2004 and 2005, we had accumulated deficits of $54,120,549 and $71,687,777, respectively. Over the past several years, we have derived only limited revenues, which have been insufficient to sustain our operations. We may not generate sufficient revenue to sustain our operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for our products. The overall market may not be receptive to our products, and we may not successfully compete in the target market for our products.

Our leased shufflers are more susceptible to replacement by customers. All of our leased shufflers are placed with customers under short-term lease arrangements, which, unlike long-term leases or permanent sales of our products, can easily be terminated by a customer. The manner in which such short-term leases are structured puts our shufflers at greater risk of replacement due to pressure from competitors, changes in economic conditions, obsolescence and declining popularity. Casino operators may terminate the use of our products, and we may not be able to maintain and expand the number of installed shufflers through enhancement of existing shufflers, introduction of new shufflers, customer service or otherwise.

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

Adverse results in current litigation could result in substantial monetary damages and impacts on the manufacture and sale of certain of our shuffler products. Shuffle Master, our principal competitor in the shuffler market, filed two lawsuits against us for patent infringement. The first suit has been settled (see Part II - Item 1. Legal Proceedings).Concerning the second lawsuit, we believe our position to be meritorious and we have reasonable defenses to Shuffle Master’s claims. However, we cannot determine whether we will ultimately prevail in the lawsuit, nor whether damages, if awarded, would significantly impact our ability to continue to manufacture and sell particular products within the United States and its territories. If we do not prevail, we will be unable to sell the PokerOne shuffler products in the United States unless we change certain components used in the shuffler or obtain appropriate licenses from Shuffle Master to use the playing card shuffler apparatus.

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

If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter into costly licensing arrangements or redesign our products so as to exclude the infringing technology. As a result, we would incur substantial costs and delays in product development, sales and shipments, our revenues may decline substantially and we may not be able to achieve the growth required for us to achieve profitability

We rely on distributors in international markets, and our limited sales experience in foreign countries could cause us to lose sales. Substantially all sales of our products outside the U.S. are achieved through distributor relationships. We believe the distributors that we have engaged are experienced and reputable; however, if we are unable to manage these relationships, our ability to generate revenue and profits in the non-U.S. market may be adversely affected. To the extent that we engage in direct sales outside the U.S., we have limited sales experience and history in foreign markets.

Our management holds a controlling interest in our common stock, giving our management the power to control all matters submitted to our stockholders. As of December 31, 2006, our executive officers and members of our board beneficially own approximately 8,048,022 shares of common stock, or approximately 47% of the outstanding shares of our common stock. Accordingly, these stockholders have the power to control all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for non-management stockholders to effect substantial changes in our company, and also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 58,725 square feet for our headquarters at 6830 Spencer Street, Las Vegas, Nevada 89119, which houses our corporate offices, including sales and engineering departments, and warehouse space. The current lease requires payments of approximately $55,254 per month and expires in January 2007. We have an option for an additional term of five years.

The lease for the Tukwila, Washington service center is for approximately 1,500 square feet, requires monthly lease payments of $1,378 and expires in November 2006.

In August 2005, we leased office, manufacturing and warehouse space within Xiaolan Town in Zhongshan City, Guangdong Province, China to accommodate our manufacturing requirements. The facilities consist of over 47,000 square feet. The monthly lease payments are approximately $4,300 per month, and the lease ends in August 2008.

ITEM 3. LEGAL PROCEEDINGS

On July 12, 2005, we entered into a Settlement Agreement with Shuffle Master, Inc., with respect to a legal proceeding filed on March 27, 2002, by Shuffle Master, Inc., against us in the United States District Court, District of Nevada (Case No. CV-S-02-0438-JCM-PAL). The complaint alleged, among other things, claims for patent infringement relating to two of Shuffle Master’s patents and requested treble damages and an injunction enjoining us from infringing on such patents. The Shuffle Master patents at issue were United States patent numbers 6,325,373 and 6,068,258, regarding registering use of a playing card shuffler apparatus and the displaying of "shuffler state" information. We denied the claims and asserted counterclaims against Shuffle Master. Shortly before trial, the parties settled the matter. Pursuant to the Settlement Agreement, the parties agreed to dismiss their claims and counter-claims in the particular action and Shuffle Master agreed not to bring any claims against us for the infringement of the above-referenced patents for past or future use of the technology, with the exception of matters involving infringement of the following aspects of Patent No. 6,325,373: (i) a method of recovering from a card jam in an automatic card shuffler, as further described in Claim 6 of Patent No. 6,325,373; and (ii) an automatic card shuffler with a card moving mechanism to clear card jams, as further described in Claim 7 of Patent No. 6,325,373. In return, we paid Shuffle Master $400,000 on July 14, 2005, and agree to pay an additional $400,000 on or before May 14, 2006.

On October 5, 2004, Shuffle Master filed a separate patent infringement action in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL) claiming that the use, importation and offering for sale of our PokerOne shuffler infringed Shuffle Master’s United States Patent No. 6,655,684. We responded by denying Shuffle Master’s claim of patent infringement and requesting that the court enter a declaratory judgment of non-infringement. On November 30, 2004, however, the District Court granted Shuffle Master's motion for preliminary injunction, prohibiting us from selling our PokerOne shuffler in the United States pending resolution of the lawsuit. On March 4, 2005, the Federal Circuit Court of Appeals issued an order staying the injunction pending our appeal of the matter. On December 27, 2005, the Federal Circuit held that the District Court erred in failing to properly construe Shuffle Master's patent claims before preliminarily enjoining us and on this basis vacated the order. As a result, we may seek to recover from Shuffle Master any damages we suffered as a result of the wrongful injunction. With respect to the merits of Shuffle Master's action, a Magistrate Judge appointed by the District Court to conduct a Markman hearing to determine the proper construction of Shuffle Master's patent claims recommended on September 26, 2005 that the Court adopt the claim construction urged by us. The Magistrate's recommendation is not binding on the District Court and the District Court’s ruling on interpretation of the claims is still pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock currently trades on the American Stock Exchange, or AMEX, under the symbol “VNX.”

The following table sets forth the high and low closing sale price of our common stock, as reported by the AMEX for each quarter during the past two fiscal years, except for the first quarter during 2004 during which our shares were traded on the OTC Bulletin Board..

2005	Low	High
Fourth Quarter	$2.29	$3.70
Third Quarter	$1.34	$2.25
Second Quarter	$1.80	$2.15
First Quarter	$1.49	$2.22

2004	Low	High
Fourth Quarter	$1.25	$3.60
Third Quarter	$3.62	$4.75
Second Quarter *	$3.45	$4.50
First Quarter*	$3.50	$4.00

* Prices shown in the table above for the second quarter of 2004 are high and low closing sale prices as reported by AMEX after May 4, 2004 when our shares began trading on the AMEX. Prior to May 4, 2004, the high and low closing bid prices of our common stock on the OTC Bulletin Board during the second quarter of 2004 were $4.60 and $3.67, respectively. Prices shown for the first quarter of 2004 represent the high and low closing bid prices of our common stock on the OTC Bulletin Board.

Shareholders

As of March 15, 2006, we had outstanding 19,015,540 shares of common stock, held by approximately 289 stockholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future. Also, under the private placements of the Senior Notes, so long as any purchaser beneficially owns any of the Senior Notes, we will not, without first obtaining the written approval of such purchasers, repurchase, redeem, or declare or pay any cash dividend or distribution on, any shares of our capital stock.

Recent Sales of Unregistered Securities

We have previously reported in our filings with the SEC on Forms 8-K and 10-QSB information about unregistered sales of our securities made during the period covered by this report pursuant to applicable exemptions from the registration requirements of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our strategy is to develop and deliver cost-effective, customer-focused, niche products and services that increase the security, productivity and profitability for the global gaming industry.. Our strategy involves marketing certain of our products for sale or lease, depending on the product, the geographic location of the customer and other factors. We rely on our internal sales staff and distributor relationships for the sale and rental of our products.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2005 AND 2004

For the year ended December 31, 2005, we generated gross revenues of $3,100,738, or 10% less than the year ended December 31, 2004. Gross revenues were offset by sales returns and allowances of $739,263. Specific product line results for the year ended December 31, 2005 compared to the year ended December 31, 2004 are provided below. Sales declined as a result of the discontinuation of the SecureDrop procduct line, disrupted sales of the PokerOne product line as a result of a patent lawsuit, and delays in getting the RandomPlus through jurisdictional reviews.

For the year ended December 31, 2005, our cost of sales was $7,754,066, or 117% more than the year ended December 31, 2004. This includes the impact of the inventory write down of $3,068,846. Cost of sales, not including in the write down, for the year ended December 31, 2005, was $4,667,220, or 31% more than the year ended December 31, 2004. The cost of sales increase can be attributed to the additional costs in deploying new versions of the PokerOne and the rollout of the RandomPlus. The manufacturing of products in China is expected to continue to reduce cost of sales on a per unit basis through the first half of 2006 as we identify more efficiency and optimize vendors in China. These efforts should result in further improvements in gross margin.

The gross margin on revenue for the year ended December 31, 2005 was $(2,305,745), excluding the impact of the inventory write down of $3,068,846, compared to the gross margin on revenue for the year ended December 31, 2004 of $(133,510) a decrease in gross margin of 1,627%.

	Year Ended December 31,		Percentage
	2005	2004	change
Secure Drop
Revenue	130,335	144,999	(10%)
Cost of Sales [1]	10,159	219,132	(95%)
Gross Margin	120,177	(74,133)	(262%)

Shuffler Sales
Revenue	1,311,302	1,141,321	15%
Cost of Sales	902,707	230,874	291%
Gross Margin	408,596	910,447	(55%)

Shuffler Rentals
Revenue	278,630	384,679	(28%)
Cost of Sales	467,983	277,208	69%
Gross Margin	(189,353)	107,471	(276%)

DeckChecker Sales
Revenue	860,847	1,362,364	(37%)
Cost of Sales	193,088	193,170	(0%)
Gross Margin	667,759	1,169,194	(43%)

DeckChecker Rentals
Revenue	241,005	232,035	4%
Cost of Sales	77,476	32,325	140%
Gross Margin	163,529	199,710	(18%)

Other
Revenue	(460,644)	171,162	63%
Cost of Sales [2]	3,015,807	2,617,361	(15%)
Gross Margin	(3,476,452)	(2,446,199)	(12%)

1 Cost of Sales includes manufacturing costs including labor and overhead and does not include the $3,068,846 of inventory write down.
2 Includes cost to service and install machines, warranty costs and miscellaneous other costs. New shuffler installations incur a higher cost of sales during the first year of introduction.

SecureDrop Sales. As a result of our decision to discontinue new installations for this product line there were no system sales generated in the year ended December 31, 2005. Our SecureDrop sales consisted of supply items for systems already in place. The decrease in cost of sales to $10,159 reflects the reduced sales from the prior period.

Shuffler Sales. The increase in sales was due, in part, to increased sales efforts related to our shufflers and the addition of PokerOne to the product line during the year ended December 31, 2005. The increase in the cost of shuffler sales revenue was due primarily to the additional placement of shufflers during the year ended December 31, 2005 versus the year ended December 31, 2004 and included shuffler service costs of $1,537,967 compared to $1,184,102 in shuffler service costs during the year ended December 31, 2004. The cost of sales increase can be attributed to the additional costs in deploying new versions of the PokerOne and the rollout of the RandomPlus.

Shuffler Rentals. The decrease in shuffler rental revenue reflects the reduced number of shufflers placed on a rental basis as a result of the conversion of rental units to purchased units in 2004 and the failure to place additional shuffler units on a rental basis. This failure was due, in part, to the production delays related to the introduction of new shuffler products, such as the RandomPlus shuffler. Cost of sales include shuffler rental depreciation of $467,983 during the year ended December 31, 2005 compared to $277,208 during the prior year period. The cost of sales increase can be attributed to the additional costs in deploying new versions of the PokerOne and the rollout of the RandomPlus.

Deck Checker Sales. The decrease in Deck Checker sales resulted primarily from reduced international sales.

Deck Checker Rentals. The small increase in Deck Checker rental revenue resulted primarily from the placement of additional units. Cost of sales included rental depreciation of $77,476 during the year ended December 31, 2005 compared to $32,325 during the prior year period.

Other Income. The decrease in other revenues is due to product returns offset by the sale of products that are not produced by us and sold only on a limited basis. We also had sales returns and allowances of $739,263 for the year ended December 31, 2005, compared to $0 during the prior year period.

Selling, General and Administrative Expenses

For the year ended December 31, 2005, our general and administrative expenses were $9,220,636 or 31% more than the year ended December 31, 2004. The increase in general and administrative expenses related primarily to a $1,875,000 increase in legal and regulatory costs due to defense of the patent lawsuits and legal/regulatory issues pertaining to former senior management, a $638,000 increase in payroll primarily related to the expensing of stock options, a $530,000 increase in consulting expenses related to the management change in March 2005, a $355,000 increase in depreciation related to the write off of leasehold improvements on the old China manufacturing facility, a $133,000 increase in advisory costs, a $64,000 increase in insurance expense, a $52,000 increase in trade shows, a $28,000increase in advertising, and a $1,416,000 decrease in other expenses (including a $25,000 increase in bad debt expense, a decrease of $1,153,160 in non-cost of sales service related expenses, and $92,510 increase in shipping), offset by a $52,000 decrease in travel and entertainment, a $16,000 decrease in supplies, and a $14,500 decrease in rent expenses.

Research and Development Expenses

For the year ended December 31, 2005, research and development expenses were $1,394,000, or 2% less than the year ended December 31, 2004.

Interest Expense

For the year ended December 31, 2005, we incurred interest expenses of $1,577,996 or 69% more than the year ended December 31, 2004. This increase was primarily attributable to the debt service related to our previously outstanding 9% senior secured notes, the currently outstanding 10% senior secured convertible notes and the $5 million line of credit. The debt service on our 10% senior secured convertible notes will continue until February and March 2008 at which time the principal amount is due.

FINANCIAL CONDITION

As of December 31, 2005, we had a working capital deficit of $(1,637,021). We believe that we will need an at least $12 million of additional capital, in addition to our existing cash and cash equivalents together with cash generated by operations, in order to meet our working capital needs, capital expenditures, and commitments for at the next 12 months. We will endeavor to raise additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, as result of our present level of debt and certain restrictions on our ability to incur additional indebtedness under our Senior Notes, it is unlikely we will be able to obtain additional debt-based capital, unless a significant portion of the proceeds are used to retire existing debt. There can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected.

Liquidity and Capital Resources

As a result of our operating loss and our use of cash, our net working capital has decreased from $4,511,094 at December 31, 2004 to $(1,637,022) at December 31, 2005, as shown in the table below:

	December 31,
	2005	2004
Current Assets

Cash and cash equivalents	$935,243	$924,802
Current portion of accounts receivable, trade, net of allowance for uncollectibles of $276,420 and $125,530	1,550,559	1,596,017
Due from affiliate	4,098	25,000
Other receivables	113,557	121,969
Inventories	3,045,334	6,124,171
Total current assets	5,648,791	8,791,959

Current portion of leases payable	471,269	1,941,445
Accounts payable	1,836,234	1,240,676
Accrued expenses	794,203	427,199
Deferred revenues, current portion	52,248	239,680
Short-term debt	4,050,000	238,250
Customer deposits	81,858	193,615
Total current liabilities	7,285,812	4,280,865

Net working capital	$(1,637,021)	$4,511,094

Sources of Capital

During the years ended December 31, 2005 and 2004, our sources of capital included a placement of our common stock; equipment financing from a third party, short-term notes from stockholders, convertible debentures and other private sources of capital.

Since 2003, we have entered into lease financing agreements with Central Leasing on a $3,000,000 revolving facility. In 2004, we sold and leased back most of our furniture, equipment, tooling and shufflers held for rent. In connection with the sale and leaseback, we received sale proceeds of $723,839 and paid $2,042,946 of lease payments for the year ended December 31, 2004 related to 2004 and prior year leases, and received proceeds of $0 and paid $2,129,658 of lease payments for the year ended December 31, 2005, related to 2005 and prior year leases. As of December 31, 2005, we had outstanding equipment financing of $893,244. These equipment leases have terms of 36 to 39 months and were not recorded as sales because each of the leases included a mandatory buy-back provision.

With respect to our short-term debt, we repaid $32,493 for the year ended December 31, 2004. As of December 31, 2005, we had outstanding short-term loans in the aggregate amount of $4,050,000. Neither our principal stockholder nor our directors are obligated to provide additional financing to us and our principal stockholder and directors are free to decline to fund additional financings to us at any time. In such event and in the absence of third party financing sources, we may have substantial difficulties in raising additional financings.

In 2005, to fund our continuing operating cash flow deficits, in addition to using the remaining cash we had on hand at the beginning of the year, we raised additional capital through private placements of our 10% senior secured convertible notes in February 2005 (the “February Senior Notes”) and our 10% senior secured convertible notes in March 2005 (the “March Senior Notes” and together with the February Senior Notes, the “Senior Notes”).

•
On February 15, 2005, we completed a private placement of our February Senior Notes, which mature on February 15, 2008. The February Senior Notes are secured by a first priority security interest in our assets. The February Senior Notes require semi-annual payments of interest only on August 1 and February 1 of each year, with the principal and any unpaid interest due at February 15, 2008. Any prepayments of the February Senior Notes made prior to February 2007 require the payments of premiums that decline each year. Holders of the February Senior Notes have a one-time right to convert up to 50% of the then outstanding principal of the February Senior Notes into shares of our common stock, $.001 par value, at a rate $1.65 per share. Through the private placement we issued an aggregate of $10,000,000 in February Senior Notes, in return for exchanged notes in the aggregate principal amount of $3,250,000 and gross cash proceeds of $6,750,000.

•
On March 14, 2005, we completed an additional $2 million private placement of our March Senior Notes, which mature on March 14, 2008. The March Senior Notes were issued on a pari passu basis with the February Senior Notes and, as a result, are secured by a first priority security interest in our assets. The March Senior Notes require semi-annual payments of interest only on September 1 and March 1 of each year, with the principal and any unpaid interest due at March 15, 2008. Any prepayments of the March Senior Notes made prior to March 2007 require the payments of premiums that decline each year. Holders of the March Senior Notes have a one-time right to convert up to 50% of the then outstanding principal of the March Senior Notes into shares of our common stock, $.001 par value, at a conversion price of $1.65 per share.

•
On October 6, 2005, we negotiated a one year revolving credit facility in the amount of $5,000,000 and carrying an interest rate of 9.0%. As of December 31, 2005, we had borrowed $4,000,000 under the credit line.

To fund our continuing operating cash flow deficits, on March 29, 2006, we entered into an agreement to issue and sell our secured promissory notes for aggregate gross proceeds of $7 million. These notes will bear interest at an annual rate of 7% and mature on March 31, 2011. We expect to issue these notes and receive the net offering proceeds in early April 2006. In connection with this debt financing, we also entered into a definitive agreement with the purchasers of our notes whereby we may, at our sole option, require them to purchase up to $5 million of our common stock. This agreement, sometimes referred to as equity line of credit, has a term of five years and grants us a binding “put” right to sell our shares at a 20% discount to the volume weighted average price of our shares on the day of a drawdown, subject to a ceiling price of $3.50 per share. In addition, we have reached an agreement in principal to issue and sell an additional $6 million of our common stock at price of $2.50 per share for a total of 2.4 million shares.

The financings described in the preceding paragraph are conditioned upon the concurrent pay off or conversion into common stock of all of our outstanding senior secured convertible promissory notes. As of the date of this report, we had approximately $11.6 million principal amount of senior secured convertible promissory notes outstanding. Of this amount, the holders of these notes are expected to convert approximately $5.6 million in principal and interest into shares of our common stock and we expect to pay off the remaining $6.0 million outstanding balance with a portion of the proceeds from the financings described above.

In addition to retiring our preexisting notes, we expect to use approximately $5 million of the proceeds from the financings described above to pay down our existing line of credit. The balance of $7 million of proceeds would be available to us for general working capital purposes. We believe that we will have sufficient funds to meet our working capital needs for the next 12 months.

Net Cash Used In Investing Activities.

The net cash used in investing activities reported for the year ended December 31, 2005 consisted primarily of $1,333,875 from the acquisition of plant and equipment.

Net Cash Provided By Financing Activities.

Net cash provided by financing activities reported for the year ended December 31, 2005 consisted of $12,000,000 provided by the issuance of 10% senior secured convertible notes (offset by the repayment of $3,250,000 of the 9% notes), proceeds from the sale of stock of $3,567,000, offset by the repayment of equipment leases of $1,743,100, and acquisition of treasury stock of $846,820; and the one year revolving credit facility in the amount of $5,000,000 which we drew down to $4,000,000

Contractual Cash Obligations and Off Balance Sheet Arrangements .

Our contractual cash obligations under our debt agreements, capital leases and operating leases for the next five years are as follows:

		PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	2-3 YEARS	4-5 YEARS	AFTER 5 YEARS
Debt Agreements	$15,704,500	$4,050,000	$11,654,500	$0	$0
Capital Leases	893,244	471,269	421,975	0	0
Operating Leases[1]	—	—	—	0	0
TOTAL	$16,597,744	$4,521,269	$12,076,475	$0	$0

1 Our only “off balance sheet arrangements” at December 31, 2005 were immaterial office equipment leases.

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

Allowance for Doubtful Accounts.

In connection with the preparation of our financial statements, management reviews and evaluates the collectability of our trade receivables and adjusts our allowance for estimated uncollectible accounts as deemed necessary in the circumstances. These estimates have the potential for critically affecting the determination of results of operations for any given period. Factors considered by management in making such estimates and adjustments include any concentrations among customers, changes in our relationships therewith, payment history and the apparent financial condition thereof.

Revenue Recognition.

We recognize revenue from the sale of our shuffler and Deck Checker™ products upon shipment against valid customer contracts or purchase orders. Sales are recognized immediately when shufflers that are rented are converted to purchases depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 48 months. We recognize revenue from our sales to independent distributors at the time that the distributor takes possession of our product and title transfers to the buyer. The extended warranty and maintenance components that are part of long term sales contracts are unbundled and recognized as deferred revenue amortized over the remaining life of the sales agreement after the initial 90−day warranty as required by the Emerging Issues Task Force Issue No. 00−21, Revenue Arrangements with Multiple Deliverables. The useful life of our shufflers and Deck Checkers™ is five years with proper maintenance; the life can be extended with the replacement of component parts. If the customer does not possess the required creditworthiness or an established payment history with us, we would then book the revenue as an installment sale and recognize it over time as payments are received. Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms. All rental contracts are cancelable upon 30−day written notice by the customer. Maintenance expense for rental units is recorded in the period it is incurred. Although sales are made with a right to return, returns are subject to a claim of unacceptable performance. Sales returns and allowances are recorded after returned goods are received and inspected. We provide currently for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for our products, we do provide for maintenance contracts that are billed and recognized on a monthly basis.

Intangible Assets.

We amortize our intangible assets (patent and technology rights) on a straight-line basis over currently estimated useful lives of 10 years. Based on its assessment of the potential for product obsolescence and other impairment factors, we believe that the useful life of our patents and technology rights equals the full term of the patent.

Legal defense costs

We do not accrue for future litigation defense costs, if any, to be incurred by us in connection with outstanding litigation and other disputed matters but, instead, record such costs as the related legal and other services are rendered.

Recent Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”). SFAS 123R requires certain changes in the way compensation cost related to share based employee compensation transactions is recognized in the financial statements as compared to SFAS No. 123, Accounting for Stock-Based Compensation. The provisions of SFAS 123R are effective for us as of January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal year beginning after December 15, 2005. We have no present expectation to make any accounting changes in the foreseeable future that would be subject to SFAS No. 154.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements and related notes are contained on pages F-1 to F-15 of this report.

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2005 fiscal year. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005.

 (b) Changes in internal control over financial reporting. Since joining VendingData in the fourth quarter of 2005, our current financial management team has and is continuing to implement improvements to our internal controls and procedures to address weaknesses and deficiencies identified by current senior management. Specifically, we have modified, or are in the process improving, our procedures for reconciling intercompany accounts, posting accounts receivable in our accounting system, communicating between sales and accounting personnel, reviewing journal entries, authorizing purchase orders and integrating our financial reporting databases. On March 27, 2006, our independent registered public accounting firm notified our Audit Committee that, during the course of performing its audit of our 2005 financial statements, it had identified one material weakness concerning the proper dating of payments received, which affects the aging of accounts receivable, and a significant deficiency regarding our internal controls over our financial reporting concerning the reconciliation of the separate databases used by us in our financial reporting and inventory tracking. The material weakness and significant deficiency related to processes in place when our current financial management joined our company in the fourth quarter of 2005. We have already addressed and resolved the material weakness concerning the proper dating of payments received. We are in the process of addressing and resolving the significant deficiency concerning the reconciliation of the separate databases and expect that it will be corrected by the end of the second quarter of 2006.

While we are in the process of taking the foregoing steps and developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002, the efficacy of the steps we have taken to date and steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by management and by our auditors. As a result, we anticipate that additional changes will be made to our internal controls and procedures. Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Executive Officers and Directors

Name	Age	Position
Mark R. Newburg	51	President and CEO
Arnaldo F. Galassi	49	Vice President and Chief Financial Officer
Peter Zee	59	Vice President of Engineering and Manufacturing
Simon Herbert	42	Vice President of Sales
James E. Crabbe	60	Chairman of the Board of Directors
Ronald O. Keil	73	Director
Bob L. Smith	68	Vice-Chairman of the Board of Directors
Maj. Gen. Paul A. Harvey	68	Director
Vincent L. DiVito	46	Director
Robert L. Miodonski	55	Director

Mark R. Newburg joined our board of directors as Executive Director in March 2005, was appointed Treasurer in April, 2005, and was named President and CEO in October 2005. Mr. Newburg previously served as the president and chief executive officer and as a member of the board of directors of VirtGame Corp. since August 2004. From March 2004 to November 2004, Mr. Newburg served as chief operating officer to Left Right Marketing Technologies, an internet retailing start-up in Las Vegas. From March 2003 to March 2004, Mr. Newburg was president and chief executive officer of C2Consulting Inc., a firm specializing in areas such as strategic planning, change management, organizational integration, international operations, and organizational alignment. From July 2001 to March 2003, Mr. Newburg served as president of Aristocrat Technologies Inc, an Australia based designer, builder and marketer of proprietary software and hardware to the international gaming market. Previously, Mr. Newburg had a 20 year career at NCR, a $5.9 billion provider of store automation, self-service, payment, and data-warehousing solution. Mr. Newburg earned his MBA from the University of Dayton in June 1985, and dual undergraduate majors with a BS in both Accounting & Business Administration from the University of Findlay in June 1976.

Arnaldo F. Galassi is our Vice President and Chief Financial Officer. Mr. Galassi started working as a consultant with VendingData in March 2005 and joined the company as an employee in October 2005. Mr. Galassi has over 20 years of high level international finance and corporate treasury experience. He joined AT&T in 1983 and rose to treasury director for Asia Pacific located in Hong Kong. In 1996 he joined Lucent Technologies and established its treasury operations in Asia Pacific region. He then joined NCR Corporation and was promoted to NCR's director of corporate finance after spending the previous five years living and working in Singapore managing NCR's Finance and Treasury Center (Singapore) and NCR's treasury operations in Amsterdam and London. Most recently, Mr. Galassi was the CFO of VirtGame Corp.

Peter Zee is our Vice President of Engineering and Manufacturing. Mr. Zee started working as a consultant with VendingData in March 2005 and joined the company as an employee in October 2005. Mr. Zee has extensive international manufacturing, engineering, sales management, marketing, strategy and planning experience with NCR. Mr. Zee is credited with negotiating the 1997 manufacturing joint venture for NCR with the Chinese government and built and operated NCR’s Greater China organization that achieved tremendous growth in sales and manufacturing volume. Mr. Zee retired from NCR in 2004 after 34 years of service. After retirement, Mr. Zee joined Tech Elite Group as its CEO. Mr. Zee started working as a consultant with VendingData in March 2005 and joined the company as an employee in October 2005.

Simon Herbert is our Vice President of Sales and oversees international distribution partnerships. Mr. Herbert started working for VendingData in July 2005. Mr. Herbert is a 25 year senior gaming industry executive who is credited with building several multi-million dollar operations. Most notably, Mr. Herbert served as CEO of TCS Group. During his 8-year tenure with TCS, Mr. Herbert consolidated operations and forged a number of strategic relationships thereby creating one of the largest private global gaming supply companies. Subsequently, over a 9-month period, Mr. Herbert established VIP Gaming Solutions where he was instrumental in creating a new global gaming supply company with 4 offices. Mr. Herbert has also served as director of Business Development for Bell Fruit Services, Regional Director of MAM Leisure Ltd. and Divisional Director of Brent Walker Leisure.

James E. Crabbe became a member and Vice-Chairman of our board in May 2000 and was elected Chairman of our board in August 2001. Mr. Crabbe is currently engaged in the active management of his personal investment portfolio. He spent 34 years in the money management business. In 1980, he co-founded the Crabbe-Huson Group, Inc., an investment management company, of which he served as president, portfolio manager and analyst until his retirement in 2000. Mr. Crabbe earned his bachelor’s degree from the University of Oregon in 1967. He also serves on the board of directors of Viewpoint Corporation, a publicly traded software company.

Ronald O. Keil has been a member of our board since April 1999 and is a member of our Audit Committee. Since March 1995, Mr. Keil has served as Managing Partner of RJL Properties, Inc., which owned and operated four hotels and a mini-storage facility all of which were sold between 1995 and 1997. In addition, from October 1993 to January 1998, Mr. Keil owned a 142-room Holiday Inn in Idaho Falls and since 1999 has owned and operated Keil’s, Inc., a chain of supermarkets in California. Mr. Keil is a founder and director of the Bank of Clark County, Oregon. He earned a bachelor’s degree in Business Administration from Lewis and Clark College and has completed graduate work towards a Master of Business Administration from the University of Oregon.

Bob L. Smith joined our board in May 1998 and served as Chairman of our board from April 1999 until August 2001, when he became Vice-Chairman of our board and is also a member of our Audit Committee. Mr. Smith also serves as Chairman and Chief Executive Officer of VIP’s Industries, Inc., a company co-founded by Mr. Smith in 1968 that oversees restaurant, hotel and real estate development in five Western states. Mr. Smith serves on the Boards of Directors of Flying J., Inc., an integrated oil company, and Regency of Oregon (formerly Blue Cross and Blue Shield of Oregon), and previously served on the Boards of Directors of the Crabbe-Huson Funds, Inc., an investment management company, and Centennial Bank (now Umpqua Bank). Mr. Smith received a bachelor’s degree in Business Administration from the University of Oregon in 1962.

Major General Paul A. Harvey joined our board in October 2005 and he chairs our Compliance Committee. General Harvey spent 32 years on active duty in the United States Air Force where he held numerous command positions throughout the United States, Europe, Africa and the Middle East. Following retirement, he was the Executive Director of the Mississippi Gaming Commission from 1993 through 1998. General Harvey serves on the Board of Directors of the National Center for Responsible Gaming and as an Outside Director on the Board of Riviera Holdings Company, Inc., Las Vegas, NV, and as an Outside Director on the Board of Progressive Gaming International Corp, Las Vegas, NV. General Harvey was previously Chairman of the Board of VirtGame Corp.

Vincent L. DiVito joined our board in October 2005 and he chairs our Audit Committee. Mr. DiVito is Vice President, Chief Financial Officer and Treasurer of Lonza, a Swiss-based life sciences chemical company headquartered in Allendale, New Jersey. Previously, Mr. DiVito was the Vice President and Chief Financial Officer of Algroup Wheaton, a global pharmaceutical and cosmetics packaging company. Mr. DiVito spent two years on the audit team of Ernst & Whinney (now Ernst & Young). Mr. DiVito is a certified public accountant and certified management accountant. He is a member of the Board of Directors of the Riviera Hotel in Las Vegas, NV and was a member of the Board of Directors of VirtGame Corporation.

Robert L. Miodunski joined our board in October 2005 and he is a member of our Compliance Committee and the Audit Committee. Previously, Mr. Miodunski was president and CEO of Alliance Gaming Corporation from 1999 through 2004. During his tenure he dramatically increased the value of the Company, positioning it as the number two player in the gaming supply industry and one of only two providers of games, systems, and wide area progressives in both Class I and II markets. Through a series of global acquisitions and divestitures, Mr. Miodunski restructured and transformed Alliance Gaming from a gaming conglomerate into a technology provider, successfully increased the company’s market capitalization from $15 million to a high of $1.7 billion, and achieved NYSE listing for the company in 2003. From 1994 until 2002, Mr. Miodunski served as president of United Coin Machine Company (UCMC), a subsidiary of Alliance Gaming, operating 7300 gaming devices in 600 locations throughout Nevada. During his tenure, UCMC increased revenues by 76 percent and EBITDA by 66 percent, achieving top operator position with 50 percent more games under contract than the next largest competitor. Mr. Miodunski continues to consult to Alliance Gaming’s Board of Directors and CEO through 2008.

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

Our board of directors met 11 times in 2005. All of the incumbent directors attended the meetings during the period for which they have been a director and the meetings held by committees of the board of directors on which they serve, except Bob Smith who missed the September 21, 2005, Board of Directors meeting

Audit Committee. The audit committee is comprised of Messrs. DiVito, Keil, Smith, and Miodonski. Mr. DiVito serves as the audit committee chair. Our audit committee generally meets quarterly, and in 2005, our audit committee held two meetings. As stated in the audit committee charter, our audit committee has the responsibility of selecting the firm that will serve as our independent public accountants, approving and reviewing the scope and results of the audit and any non-audit services provided by the independent public accountants and meeting with our financial staff to review internal control, procedures and policies.

We have identified Mr DiVito as the audit committee financial expert. Mr DiVito is the CFO of Lonza, a Swiss life sciences chemical company, and he is also a certified public accountant and a certified management accountant.

The members of our audit committee are independent, as independence for audit committee members is defined in Section 121A of the American Stock Exchange Company Guide. In addition, Messrs Keil, Smith and Miodonski meet the definition of “financially sophisticated” as defined in Section 121B of the American Stock Exchange Company Guide.

Compliance Committee. The compliance committee is comprised of Messrs. Harvey, Miodonski, and Newburg. Mr. Harvey serves as the compliance committee chair. Formed in late 2005, the compliance committee will meet quarterly. As stated in the compliance plan, our compliance committee has the responsibility of identifying and evaluating situations or material events that may impact public faith or the reputation and integrity of the Company within the gaming industry.

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

In 2005, our nominating committee held one meeting. The members of our nominating committee are independent, as independence for directors is defined in Section 121A of the American Stock Exchange Company Guide.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2005.

Code of Ethics

We have adopted a Code of Ethics that applies to our board of directors, chief executive officer, chief financial officer, controller and any other individual serving in similar capacities. The Code of Ethics is designed to serve as the foundation of our standards of behavior and to promote honest and ethical conduct, proper disclosure of financial information in our periodic reports, and compliance with applicable laws, rules, and regulations by our directors and senior officers who have operating and financial responsibilities. On April 28, 2005, our board amended and restated our Code of Ethics so that it now applies to all directors, officers and employees. Our Code of Ethics is posted on the “Investors” section of our Internet web site at http://www.vendingdata.com/investors/ethics.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our chief executive officer and our other executive officers earning in excess of $100,000 for services rendered in all capacities during fiscal years ended December 31, 2005, 2004 and 2003. We provide certain perquisites and other personal benefits to some or all of our executives. The unreimbursed incremental cost to us of providing perquisites and other personal benefits did not exceed, as to any of the executives for any year, the lesser of $50,000 or 10% of the total salary and bonus paid to such executive for such year.

	Annual Compensation			Long -Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARs (#)	All Other Compensation ($)
Mark R. Newburg	2005	64,423	75,000	—	150,000
President and CEO	2004	—	—	—	—
	2003	—	—	—	—

Steven J. Blad	2005	106,022	—	—	116,667
Former President and CEO	2004	340,400	—	—	—
	2003	282,000	7,800	500,000	—

On March 25, 2005, Mr. Blad resigned as our Chief Executive Officer, President and as a member of our board of directors. Mr. Newburg was appointed to our board of directors as Executive Director in March 2005 and was named President and Chief Executive Officer in October 2005.

Option Grants In Last Fiscal Year

The following table summarizes option grants during the fiscal year ended December 31, 2005 to each of the executive officers named in the Summary Compensation Table above.

	Individual Grants
	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in	Exercise or Base Price	Expiration
Name	Granted (#)	Fiscal Year	($/Sh)	Date
Mark R. Newburg, President and CEO	300,000	8.1%	$1.49	1/31/2015
	200,000	5.4%	$1.85	(1)
	750,000	20.4%	$1.34	(2)
Steven J. Blad Former President and CEO	—	—	—	—

(1) This option expires with respect to one-third of the 200,000 shares on each of April 28, 2008, April 28, 2009 April 28, 2010.

(2) This option vests only upon a change in control and expires 10 years following such change in control.

Aggregated Option/SAR Exercises In Last Fiscal Year and FY-End Option/SAR Values

The following table sets forth information regarding exercises of stock options and stock appreciation rights, or SARs, during the fiscal year ended December 31, 2005 made to the named executive officers.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs as of December 31, 2005 (#)		Value of Unexercised In-the-Money Options as of December 31, 2005 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Steven J. Blad	—	—	0	0	0	$ 0
Mark R. Newburg	—	—	0	1,250,000 (1)	0	$ 1,822,000
1 750,000 of which are contingent upon a change of control of the Company.

Compensation of Directors

Our non-employee members of our board of directors receive an initial grant of 1,000 options and an annual grant of 10,000 options on the date of the annual or special meeting of stockholders at which directors are elected. The exercise price shall be the then-current market price of our common stock. Our directors are reimbursed for their out-of-pocket expenses related to their services as directors or meeting attendance. Members of our board of directors that are employees do not receive compensation for their services as directors. In addition, upon joining the board, Directors DiVito, Harvey and Miodonski each received options to purchase 100,000 shares of common stock at $1.34 per share over a 3-year term pursuant to the Company's 1999 Stock Option and Grant Plan; and subject to shareholder approval, each will receive a grant of 50,000 shares of common stock to be accrued in increments of 10,000 shares over the next 5 quarters and issued upon receipt of shareholder approval.

Employment Agreements

On March 25, 2005, we entered into a resignation agreement with Steven J. Blad in which we permitted Mr. Blad to resign as our Chief Executive Officer, President and as a member of our board of directors. In addition to the resignation agreement, we entered into a six-month consulting agreement with Mr. Blad for the purposes of, among other things, transitioning the administration of our manufacturing facilities in China and assisting with certain international sales matters. The consulting agreement provided for six equal payments of $16,666.66 and additional payments of up to $100,000 upon the satisfaction of certain milestones related to our manufacturing facilities in China. The consulting agreement also provided for a commission of up to 2.5% of the revenue received from sales by Technical Casino Supplies Ltd., an affiliate of TCSJohnHuxley, pursuant to the Distribution Agreement dated January 21, 2005. The consulting agreement was terminated in advance of the six-month term in July 2005.

On February 4, 2005, we entered into a consulting agreement with Mark Newburg through which Mr. Newburg provided us with detailed independent analysis of our operational matters. Pursuant to the consulting agreement, we agreed to provide an initial payment of $20,000, provide monthly compensation of $10,000 beginning on March 1, 2005, $20,000 monthly effective April 1, 2005, and issued options to purchase 300,000 shares of common stock at an exercise price of $1.49 per share. Although Mr. Newburg was appointed to our board of directors as Executive Director on March 25, 2005 to oversee all aspects of our operations, Mr. Newburg continued to be compensated pursuant to the terms of this consulting agreement until he entered into a formal employment agreement in September 2005. On April 28, 2005, our Board of Directors, without Mr. Newburg participating, granted to Mr. Newburg an additional option to purchase 200,000 shares of our common stock at an exercise price of $1.85 per share. On September 29, 2005 we entered into a two year employment agreement with Mr Newburg. Terms of the agreement provide for an annual salary of $250,000, a signing bonus of $75,000 split in two equal payments to be made on the signing of the employment agreement and on December 15, 2005, and 750,000 stock options priced at $1.34 to be issued on any change of control. Mr Newburg is also eligible for annual bonuses of up to 50% of his salary provided certain performance milestones are met.

On March 1, 2005, we entered into a consulting agreement with Arnaldo F. Galassi through which Mr. Galassi provided us with financial analysis of our operational matters. Pursuant to the consulting agreement, we agreed to provide monthly compensation of $5,000 beginning on March 1, 2005 and issued options to purchase 100,000 shares of common stock at an exercise price of $1.92 per share. On September 29, 2005 we entered into a two year employment agreement with Mr. Galassi to be the Company’s vice president and chief financial officer. Terms of the agreement provide for an annual salary of $150,000, and 150,000 stock options priced at $1.34 to be issued on any change of control. Mr. Galassi is also eligible for an annual bonus of up to 50% of his salary provided certain performance milestones are met.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth the beneficial ownership of our common stock, as of March_30, 2006, by:

•	All of our directors and executive officers, individually;

•	All of our directors and executive officers, as a group; and

•	All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 17,035,216 shares of our common stock outstanding as of December 31, 2005, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of December 31, 2005 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o VendingData Corporation, 6830 Spencer Street, Las Vegas, Nevada 89119.

Name of Director or Executive Officer	Shares[1]		Percentage
James E. Crabbe	7,105,073	[2]	41.71%
Bob L. Smith	545,962	[3]	3.20%
Ronald O. Keil	253,654	[4]	1.49%
Paul A. Harvey	0		—
Vincent L. DiVito	0		—
Robert L. Miodonski	0		—
Mark R. Newburg	108,333	[5]	0.64%
Arnaldo F. Galassi	35,000	[6]	0.21%
Peter Zee	34,000	[5]	0.21%
Simon Herbert	0		—
All directors and executive officers as a group (10 persons)	8,048,022	[7]	47.24%

Name and Address of 5% Holder
Leonid Frenkel c/o Triage Capital LF Group, LLC 401 City Avenue, Suite 800 Bala Cynwyd, Pennsylvania 19004	3,736,186	[8]	21.93%
LC Capital Master Fund LP c/o Lampe Conway & Co., LLC 680 5th Avenue, Suite 1201 New York, NY 10019	3,057,169	[9]	17.95%

* Denotes less than 1%.

[1]	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

[2]
Includes 4,574,066 shares held directly by Mr. Crabbe, 70,600 shares issuable upon the exercise of stock options and 2,460,407 shares held by Mr. Crabbe, as Trustee of the James E. Crabbe Revocable Trust. Mr. Crabbe disclaims any ownership of any shares of common stock beneficially owned by Phileo Foundation, a charitable foundation of which Mr. Crabbe is a trustee and president, or by Yvonne M. Huson, or her related trusts, for which Mr. Crabbe formerly held voting power.

[3]	Includes 164,012 shares held directly by Mr. Smith, 232,162 shares held by VIP’s Industries, Inc., 67,288 shares held by I.C.D. and 82,000 shares issuable upon the exercise of stock options.

[4]	Includes 182,654 shares held directly by Mr. Keil, 71,000 shares issuable upon the exercise of stock options.

[5]	Includes 108,333 shares issuable upon the exercise of stock options.

[6]	Includes 1,000 shares held directly by Mr. Galassi and 34,000 shares issuable upon the exercise of stock options.

[7]	Includes 7,682,089 shares issued directly, 365,933 shares issuable upon the exercise of stock options.

[8]
Based on a Form 3 filed on February 8, 2006 and information provided, includes shares beneficially owned by Triage Offshore Fund, Ltd. issuable upon the conversion of notes into 1,061,363 shares and the exercise of warrants into 697,021 shares; shares beneficially owned by Triage Capital Management B LP issuable upon the conversion of notes into 128,029 shares and the exercise of warrants into 964,688 shares; shares beneficially owned by Triage Capital Management LP issuable upon the conversion of notes into 98,484 shares and the exercise of warrants into 700,844 shares; and shares beneficially owned by Periscope Partners LP issuable upon the conversion of notes into 75,757 shares and the exercise of warrants into 10,000 shares.

[9]	Based on information provided, includes 212,321 shares issued directly, 1,860,000 shares issuable upon the exercise of warrants and 984,848 shares issuable upon the conversion of convertible notes.

Equity Compensation Plan Information

We have two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan, through which 5,000,000 shares and 300,000 shares are authorized, respectively. Pursuant to our stock options plans, as of December 31, 2005, there were options outstanding to purchase 4,116,972 shares of our common stock with a weighted average exercise price per share of $2.12 and options remaining to purchase 1,183,028 shares of our common stock.

The following table sets forth certain information as of December 31, 2005 about our equity compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and notes rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,936,995	$1.85	1,183,028
Equity compensation plans not approved by security holders	—	—	—
Total	12,936,995	$1.85	1,183,028

The first column reflects outstanding stock options to purchase 3,751,772 shares and 365,200 shares of common stock pursuant to our Amended and Restated 1999 Stock Option Plan and our Amended and Restated 1999 Directors’ Stock Option Plan, respectively, which have been approved by our stockholders.

The third column reflects 1,248,228 shares remaining for issuance under our Amended and Restated 1999 Stock Option Plan and a deficit of 65,200 shares available under our Amended and Restated 1999 Directors’ Stock Option Plan.

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

Private Placement

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

Indemnification Agreements

In June 2003, July 2003, July 2005, and November 2005 we entered into indemnification agreements with members of our board of directors and certain of significant and other employees in which we agreed to hold harmless and indemnify such directors, officers and employees to the fullest extent authorized under Nevada law, and to pay any and all related expenses reasonably incurred by the indemnitee. The relevant members of our board of directors are James E. Crabbe, Ronald O. Keil, Mark R. Newburg Bob L. Smith, Vincent L. DiVito, Paul A. Harvey and Robert L. Miodonski. The relevant significant and other employees are: D. Dean Barnett, Vice President of Sales; Joseph D. Corradino, Director of Sales/Table Games; Kenneth R. Dickinson, Vice President of Engineering; and Robert G. Pietrosanto, Vice President of Sales. In addition, Indemnification Agreements are being processed for Arnaldo F. Galassi, Secretary and Chief Financial Officer; Simon B. Herbert, Vice President of International Sales; and Peter Zee, Senior Vice President of Engineering and Production.

ITEM 13. EXHIBITS

The exhibits to this Annual Report on Form 10-KSB are listed in the Exhibit Index contained at the end of this report. The Exhibit Index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Piercy Bowler Taylor & Kern, Certified Public Accountants, Las Vegas, Nevada, or PBTK, served as our independent public accountants and auditors for fiscal years ended December 31, 2005 and 2004.

Our board is responsible for pre-approving all audit and permissible non-audit services provided by our independent auditor, PBTK, with certain limited exceptions. Our board of directors has concluded that the non-audit services provided by PBTK are compatible with maintaining auditor independence. In 2005 and 2004, no fees were paid to PBTK pursuant to the “de minimus” exception to the pre-approval policy permitted under the Securities Exchange Act of 1934, as amended.

For the fiscal years ended December 31, 2005 and 2004, the fees for services billed by PBTK were as follows:

	2005	2004
Audit fees	$104,059	$98,547
Audit-related fees	5,280	4,923
Tax fees	13,970	21,970
All other fees	36,328	2,300
	$159,637	$127,740

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

All other fees generally included fees related to miscellaneous, non-recurring engagements In 2004 other fees billed by PBTK represented research related to Generally Accepted Accounting Principles. In 2005 other fees billed by PBTK represented research related to Generally Accepted Accounting Principles and fees associated with restatement of financials related to the 10QSB for March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and the Decemer 31, 2004 10KSB..

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

VENDINGDATA CORPORATION

Date: March 30, 2006	By:	/s/ Mark R. Newburg
Mark R. Newburg, Chief Executive Officer, Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark R. Newburg	Executive Director	March 30, 2006
Mark R. Newburg	(Chief Executive Officer)

/s/ Arnaldo F. Galassi	Chief Financial Officer	March 30, 2006
Arnaldo F. Galassi	(Principal Financial and Accounting Officer)

/s/ James E. Crabbe	Chairman of the Board	March 30, 2006
James E. Crabbe

/s/ Ronald O. Keil	Director	March 30, 2006
Ronald O. Keil

/s/ Bob L. Smith	Director	March 30, 2006
Bob L. Smith

/s/ Paul Harvey	Director	March 20, 2006
Paul Harvey

/s/ Vincent Devito	Director	March 20, 2006
Vincent Devito

/s/ Robert Miodonski	Director	March 30, 2006
Robert Miodonski

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
VendingData Corporation

We have audited the balance sheets of VendingData Corporation as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of VendingData Corporation as of December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Piercy Bowler Taylor & Kern
Piercy Bowler Taylor & Kern Certified Public Accountants and Business Advisors
Las Vegas, Nevada
February 28, 2006

VENDINGDATA CORPORATION

Balance Sheets
December 31, 2005 and 2004

ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$935,243	$924,802
Current portion of accounts receivable, trade net of allowance for
uncollectibles of $276,420 and 125,530	1,550,559	1,596,017
Due from affiliate	4,098	25,000
Prepaid expenses and other receivables	113,557	121,969
Inventories	3,045,334	6,124,171
	5,648,791	8,791,959
Accounts receivable, trade, net of current portion, less unamortized discount	600,430	1,264,914
Equipment rented to customers, net of
accumulated depreciation of $228,032 and $316,245	146,527	400,594
Property and equipment, at cost, net of
accumulated depreciation of $2,408,234and $1,859,206	585,431	923,459
Intangible assets, at cost, net of
accumulated amortization of $836,281and $288,203	1,862,268	1,129,644
Due from affiliate	—	118,800
Deferred costs	748,171	753,030
Deposits	759,653	980,216
	$10,351,271	$14,362,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital leases payable, current portion	$471,269	$1,941,445
Accounts payable	1,836,234	1,240,676
Accrued expenses	794,203	427,199
Deferred revenues, current portion	52,248	239,680
Short-term debt	4,050,000	238,250
Customer deposits	81,858	193,615
	7,285,812	4,280,865

Deferred revenues, net of current portion	161,335	198,585
Notes payable, net of current portion	11,654,500	3,250,000
Capital leases payable, net of current portion	421,975	893,244
	19,523,622	8,622,694

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized	—	—
Common stock, $.001 par value, 50,000,000 shares authorized
17,741,511 and 17,312,058 share issued and outstanding	18,142	17,200
Additional paid-in capital	66,763,192	59,843,270
Treasury stock 448,053 shares at cost	(846,820)	0
Deferred expense	(3,419,088)	0
Deficit	(71,687,777)	(54,120,547)
Total stockholder’s equity (deficiency)	(9,172,351)	5,739,923
Total liabilities and stockholders’ equity (deficiency)	$10,351,271	$14,362,617

See accompanying notes to financial statement

VENDINGDATA CORPORATION

Statements of Operations
Years Ended December 31, 2005 and 2004

	Year Ended December 31,
	2005	2004

Sales	$2,302,484	$2,648,684
Rental	519,635	616,714
Other	278,619	171,162
	3,100,738	3,436,560
Less sales returns and allowances	(739,263)	0
Net sales	2,361,475	3,436,560

Operating costs and expenses:
Cost of sales	7,736,066	3,570,070
Selling, general and administrative	9,220,636	7,046,005
Research and development	1,394,006	1,423,096
	18,350,708	12,039,171

Loss from operations	(15,989,233)	(8,602,611)

Interest expense, including $15,063 and $31,974 to related parties	1,577,996	935,589

Net loss	$(17,567,230)	$(9,538,200)

Basic loss per share	$(1.03)	$(0.55)

Weighted average shares outstanding	17,050,398	17,187,664

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2005 and 2004

				Additional
	Common Shares			Paid-in		Treasury	Deferred
Activity	Stock	Dollars		Capital		stock	expense	Deficit	Total
Balances January 1, 2004	16,765,580	$16,766		$58,810,806				$(44,582,347)	$14,245,225

Exercise of employee options	1,360	2		2,380					2,382

Stock issued for conversion of debt	362,218	362		814,566					814,928

Exercise of warrants	70,400	70							70

Repayment for stock issue Expenses				36,731					36,731

Employee options issued				178,790					178,790

Net loss for 2004								(9,538,200)	(9,538,200)

Balances, December 31, 2004	17,199,558	17,200		59,843,273				(54,120,547)	5,739,926

Exercise of employee options	70,000	70		130,080					130,150

Stock issued for conversion of debt	209,393	209		345,290					345,499

Shares issued for deferred compensation				4,129,903	[1]		(3,419,088)		710,815

Acquisition of stock for warrants				1,143,570		(846,820)			296,750

Exercise of warrants	162,500	163		418,576					418,739

Stock issued for services	100,000	100		152,900					153,000

Sale of shares		400	[2]	599,600					600,000

Net loss for 2005								(17,567,230)	(17,567,230)

Balances, December 31, 2005	17,741,451	$18,142		$66,763,192		$(846,820)	$(3,419,088)	$(71,687,777)	$(9,173,351)

[1]	Includes 75,000 stock options at $126,000 that were issued and subsequently cancelled within the year 2005. A total of 1,419,590 stock options were cancelled during 2005.
[2]	400,000 shares were issued in the first quarter of 2006, proceeds were received in 2005.

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Cash Flows
Years Ended December 31, 2005 and 2004

	December 31,
	2005	2004

Net cash used in operating activities	$(14,816,322)	$(10,660,135)

Cash flows from investing activities:
Acquisition of property and equipment	(1,312,937)	(271,261)
Disposition of equipment produced for rental	(42,138)
Proceeds from sale of plant and equipment	21,200
Acquisition of intangible assets		(4,900)
Net cash used in investing activities	(1,333,875)	(276,161)

Cash flows from financing activities:
Reimbursement of offering expense	—	36,731
Proceeds from sale of stock, warrants and options	5,728,545	2,380
Proceeds from capital leases financing	—	723,839
Repayment of capital leases	(2,129,657)	(2,042,946)
Acquisition of treasury stock		—
Proceeds from issuance of convertible debt	12,750,000	3,250,000
Repayment of convertible and other debt	188,250	(1,635,570)
Net cash provided by financing activities	16,160,638	334,434

Increase (decrease) in cash and cash equivalents	10,441	(10,601,862)
Cash and cash equivalents, beginning of year	924,602	11,526,664
Cash and cash equivalents, end of year	$935,243	$924,802

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1. Description of Business and Significant Accounting Policies

The Company is in the business of developing and distributing products related to the gaming industry. The Company’s principal products are electronic card shuffling devices and RFID casino chips. The Company operates principally in the United States of America, however, a portion of its revenues are derived from sales to customers in foreign countries.

The Company manages its credit risk by evaluating the creditworthiness of customers before credit is extended and monitoring it thereafter. The maximum losses that the Company would incur if a customer failed to pay amounts owed would be limited to the recorded receivables after any allowances provided.

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

Property and equipment

Property and equipment (Note 4), and equipment rented to customers are carried at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets of 3-5 years, which, in the case of leasehold improvements is limited to the life of the lease and renewal period, so long as renewal is intended.

Intangible assets

Patent and trademark costs (Note 5) are amortized using the straight-line method over an appropriate estimated useful life pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. The Company amortizes these intangible assets on a straight-line basis over currently estimated useful lives of 10 years.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts and loans receivable, and accounts payable and accruals. Management believes the carrying amounts of these financial instruments approximate fair value because of their short-term maturities or interest yields that approximate market rates.

Revenue recognition

We recognize revenue from the sale of our shuffler and Deck Checker™ products upon shipment against valid customer contracts or purchase orders. Sales are recognized immediately when shufflers that are rented are converted to purchases depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 48 months. We recognize revenue from our sales to independent distributors at the time that the distributor takes possession of our product and title transfers to the buyer. The extended warranty and maintenance components that are part of long term sales contracts are unbundled and recognized as deferred revenue amortized over the remaining life of the sales agreement after the initial 90−day warranty as required by Emerging Issues Task Force Issue No. 00−21, Revenue Arrangements with Multiple Deliverables. The estimated useful life of our shufflers and Deck Checkers™ is five years with proper maintenance; the life can be extended with the replacement of certain component parts. If the customer does not possess the required creditworthiness, the revenue is recorded as an installment sale and recognized over time as payments are received. Revenue from shuffler rentals is recorded monthly in accordance with rental contract terms. All rental contracts are cancelable upon 30−day written notice by the customer. Maintenance expense for rental units is recorded in the period it is incurred. Although sales are generally made with a right of return, such returns are usually associated with unacceptable performance, therefore, sales returns and allowances are not provided for based on estimates but rather recorded after returned goods are received and inspected. The Company provides currently for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for our products, we do provide for maintenance contracts that are billed and recognized on a monthly basis over the life of the contract.

Advertising

Advertising costs are charged to selling, general and administrative expenses when incurred and were $61,460 and $33,837 for 2005 and 2004, respectively.

Stock-based compensation

The Company presently uses the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

In December, 2004, the SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS 123R”) requires certain changes in the way compensation cost related to share based employee compensation transactions is recognized in the financial statements as compared to SFAS No. 123 effective for the Company as of January 1, 2006.

Legal defense costs

The Company does not accrue for future litigation defense costs, if any, to be incurred by the Company in connection with outstanding litigation and other disputed matters but, instead, records such costs as the related legal and other services are rendered.

Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. No diluted loss per share is presented since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to the losses.

Warranties

As part of the normal sale of its products, the Company has provided its customers with product warranties. Management determines the warranty accrual on each sale based on known product failure rates of key components, historical experience, service staff costs and other variables that affect the liability.

Note 2. Segments

The segments identified for geographic region-based enterprise-wide data are as follows:

	Year Ended December 31, 2005		Year Ended December 31, 2004
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

North America	$2,590,904	$4,035,933	$1,997,832	$2,643,866
Asia	—	550,198	962,775	530,025
Europe	501,584	—	187,666	—
South America	8,250	—	—	—
Australia	—	—	288,287	—

The Company’s revenues distributed by product are as follows:

Year Ended December 31, 2005			Year Ended December 31, 2004
Shufflers	Deck Checkers™	SecureDrop®	Shufflers	Deck Checkers™	SecureDrop®

$1,589,932	$1,101,852	$130,335	$1,526,000	$1,594,399	$144,999

Note 3. Inventory

 Inventory consisted of the following at December 31, 2005 and 2004.

	December 31, 2005	December 31, 2004

Raw material	$824,759	$2,616,731
Work in progress	66,024	1,391,467
Finished goods	2,154,551	2,115,973
	$3,045,334	$6,124,171

Note 4. Property and Equipment

Property and equipment, excluding equipment rented to customers, consists of the following at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004

Equipment and vehicles, furniture and fixtures	$1,990,463	$1,983,744
Tooling	858,720	768,280
Leasehold improvements	500,093	421,867
	3,349,276	3,173,891
Less accumulated depreciation and amortization	2,763,845	2,250,432
	$585,431	$923,459

A substantial portion of the Company’s furniture and equipment are held under capital leases (Note 7).

Note 5. Intangible assets

The Company acquired the patent rights for the Deck Checker™ for $1,004,900 in 2003. The following table sets forth the estimated aggregate amortization of these and other intangible asset costs for the next five years:

2006	$ 156,813
2007	$ 141,286
2008	$ 138,829
2009	$ 134,985
2010	$ 125,623

The Company acquired the patent rights for the ChipWasher and DeckSetter™ for $566,000 in 2005. The following table sets forth the estimated aggregate amortization of these and other intangible asset costs for the next five years:

2006	$56,600
2007	$56,600
2008	$56,600
2009	$56,600
2010	$56,600

The Company acquired the patent rights from Dolphin for the high frequency RFID casino chip for $750,000 in 2005. The following table sets forth the estimated aggregate amortization of these and other intangible asset costs for the next five years:

2006	$75,000
2007	$75,000
2008	$75,000
2009	$75,000
2010	$75,000

Note 6. Short Term Debt

On October 6, 2005, we negotiated a one year revolving credit facility in the amount of $5,000,000 and carrying an interest rate of 9.0%. The facility is secured by receivables. As of December 31, 2005, we had borrowed $4,000,000 under the credit line.

Note 7.  Convertible Debt with Warrants and Leases Payable

As of December 31, 2005 and 2004, our long-term obligations consist of convertible notes and capital lease obligations as follows:

	December 31, 2005	December 31, 2004
10.0% notes, of which 50% are convertible due August 15, 2008, secured by trade receivables and inventory. The notes are convertible at $1.65 per share of common stock for 50% of the note principal amount	$11,654,500
.9.0% unsecured notes originally due August 15, 2007 with non-detachable warrants to purchase 1,500 shares of common stock at $5.00 per share for each $25,000 of principal exchanged in 2005 for 10.0% secured, convertible notes as part of an aggregate $12,000,000 convertible note offerings (1)		$3,250,000
	11,654,500	3,250,000
Capitalized lease obligations for furniture, tooling and equipment (2)	893,244	2,834,689
	12,547,744	6,084,689
Less current portion	(471,269)	(1,941,445)
Long-term portion	$12,076,475	$4,143,244

(1)	.Interest of $61,705 was payable on the original notes through the conversion date of February 15, 2005.

(2)
In a prior year, the Company entered into certain sale-leaseback transactions primarily for assets rented to, or intended to be rented to, customers, under operating leases. Since the leases contained effective mandatory buyback provisions resulting in the Company retaining rights to use these assets in its business for their remaining useful lives, no gain or loss was recognized on the sale-leaseback transactions pursuant to paragraph 17 of SFAS No. 28 Accounting for Sales with Leasebacks. The amortization of the assets recorded as capital leases is included with depreciation. The effective annual interest rates implicit in the capital leases range from 25% to 28%. The terms of the leases range from 36 months to 39 months.

Scheduled maturities of the lease obligations as of December 31, 2005, are summarized as follows:

Due during the year ending December 31:
2006	$523,079
2007	363,089
2008	76,500
2009	—
2010	—
Minimum future lease payments	962,668
Less interest component	69,424
893,244
Less current portion	471,269
Long-term portion	$421,975

Note 8. Warranties

The following summarizes the accrual of product warranties that is recorded as accrued expenses in the accompanying balance sheets at December 31, 2005 and 2004.

	Year Ended December 31,
	2005	2004
Opening balance	$8,792	$12,566
Accruals	2,600	5,068
Payments	(5,525)	(8,842)
Balance at end of year	$5,867	$8,792

Note 9. Stockholders’ Equity

Stock Options.

Range of Exercise Price	Number of Options Outstanding		Weighted average exercisable price	Weighted average remaining contractual life of shares outstanding (years)	Number of exercisable	Weighted average exercisable
$1.34 - $ 1.50	500,000	[1]	$1.43	7.7	—	—
$1.51 - $ 1.75	270,352		$1.67	3.6	14,452	$1.64
$1.75 - $ 2.00	1,174,533		$1.86	3.6	216,533	$1.78
$2.00 - $13.00	808,587		$3.81	4.5	303,967	$2.50
	2,753,472

11,200,000 options are exercisable at $1.34 in the event of a change of control.

The following is a summary of transactions involving stock options:

		Shares	Range of Exercise Prices	Average Price
Balance	12/31/00	253,320	$5.00 - $15.00	$10.00

Granted		652,150	$1.75-$13.00	$4.20
Cancelled		70,800	$5.00-$15.00	$5.75
Balance	12/31/01	834,670	$5.00-$15.00	$5.40

Granted		117,550	$1.75-$13.00	$3.80
Cancelled		25,450	$7.50-$13.00	$9.68
Balance	12/31/02	926,770	$1.75-$15.00	$5.09

Granted		1,246,850	$1.75-$3.90	$2.60
Cancelled		66,490	$1.75-$13.00	$8.47
Balance	12/31/03	2,107,130	$1.75-$15.00	$3.51

Granted		319,836	$1.66-$3.98	$2.63
Cancelled		238,540	$1.75-$13.00	$5.77
Balance	12/31/04	2,188,426	$1.69-$15.00	$4.97

Granted		3,279,686	$1.34-$3.01	$1.89
Cancelled		1,444,640	$1.66-$15.00	$5.73
Exercised		70,000	$1.75-$2.50	$2.13
Balance	12/31/05	3,953,472	$1.34-$15.00	$3.55

The weighted average fair value at the date of grant for options granted during 2005 and 2004 as described above were $1.24 in 2005 and $0.77 per share in 2004. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

	2005	2004
Market value	$1.34-$3.01	$1.69-$3.98
Expected life in years	3 to 6	3 to 6
Interest rate	1.95%	1.95%
Volatility	10%-70%	10%-70%
Dividend yield	0.00%	0.00%

The impact of the adoption of the fair value method of accounting for stock-based compensation was an increase to stock-based compensation expense included in selling, general and administrative expenses of approximately $1,243,031 for the twelve-month period ended December 31, 2005. As a result of adopting SFAS No. 123 under the prospective transition method of SFAS No. 148, prior periods have not been restated to reflect the impact of the fair value method.

Warrants. The Company has outstanding an aggregate of 3,000,000 warrants to purchase common stock at $1.25 per share, 900,000 warrants to purchase common stock at $1.50 per share, 1,000,000 warrants to purchase common stock at $2.25 per share, 45,000 warrants to purchase common stock at $50.00 per share, and 448,053 warrants to purchase common stock at $0.01 per share outstanding at December 31, 2005. As of December 31, 2005, there were options and warrants outstanding to purchase a total of 9,346,525 shares of common stock with a weighted average exercise price of $2.55 per share.

Receivable from Exercise of Warrants. In December 2005, 150,000 warrants were exercised to acquire 150,000 shares of stock priced at $2.50 per share. The payment of $375,000 was received on January 3, 2006.

Note 10. Income Taxes

At December 31, 2005, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $71,518,000 that may be offset against future taxable income. These operating loss carry-forwards expire in the years 2010 through 2024. No tax benefit has been reported in the financial statements because the potential tax benefits of the net operating loss carry-forwards are effectively offset by a 100% valuation allowance as a result of significant uncertainties as to ability to realize them in the future.

The reconciliation of the effective tax rate to the statutory rates is as follows:

	December 31,
	2005		2004
	Amount	%	Amount	%
Income tax benefit at statutory rate of 34%	$5,972,858	34%	$3,242,988	34%
Effect of permanent differences	(24,254)		(26,640)
Valuation allowance	(5,948,604)	34%	(3,216,348)	34%

Net deferred tax assets	—	0%	—	0%
	$—		$—

Deferred tax assets (liabilities) are comprised of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
Operating loss carry forwards	$24,328,000	$19,793,000
Accrued vacation	26,000	45,000
Deferred rent	12,000	22,000
Allowance for uncollectibles	99,000	76,000
Depreciation	(312,000)	(57,000)
Less valuation allowance	(24,153,000)	(19,879,000)
	$—	$—

Note 11. Commitments and Contingencies

Building Lease. The Company is obligated under a building lease agreement for our Las Vegas office at 6830 Spencer Street, Las Vegas until January 2007, with an option to renew for five years. The lease provides for scheduled increases based, in part, on the annual Consumer Price Index. However, we do not indeed to renew the lease and will move to a new location at the termination of the lease. The Company also leases office space in other locations including China and certain office equipment under operating leases.

Future minimum rentals, including escalation provisions as of December 31, 2005, under the leases are as follows:

2006	$586,960
Rent expense was $597,404 and $601,754 for 2005 and 2004, respectively.

Legal Matters. The Company is a defendant in a patent infringement action against it. The complaint alleges, among other things, claims for patent infringement and requests treble damages, and an injunction enjoining the Company from infringing on the plaintiff’s patents. The outcome of this matter cannot be estimated at this time and, accordingly, no provision has been made in the accompanying financial statements for any losses the Company might incur in its connection.

Tax Audit. In early February 2004, the State of Nevada initiated a sales/use tax audit of Central and Madison Leasing. The Company has sold and leased back shufflers and Deck Checkers over the last five years. The auditor for the State of Nevada is trying to determine at what level a sale tax needs to be collected. The Company now collects from our customers in Nevada and remits to the State of Nevada. There is a possibility that if the State of Nevada determines that the sales of the products to the leasing company is the level at which sales/use tax should have been collected there would be a liability that would be passed to the Company from the leasing companies. The amount of this potential liability could range from a refund of $144,000 to the payment of sales/use tax with interest and penalties up to $500,000. A hearing was scheduled for May 2005 with the State of Nevada Department of Taxation was delayed due to the resignation of the Department’s director. We are awaiting the appointment of a new or interim director in order to re-schedule the hearing. The Company is defending its position in this matter.

Liquidity Issues. The Company’s ability to maintain adequate liquidity may be dependent upon the success of management’s plans to address and overcome prior operating losses. Management has developed and refined its 2006 operating plan to increase its sales by the rollout of new shuffler products, introduction of a high frequency RFID casino chip product, and improving its sales efforts domestically and internationally. Management continues in its efforts to reduce operating costs through the transfer of manufacturing operations to China. Management has focused on financial condition and liquidity improvements through its capital raising efforts in 2005 and in the first quarter of 2006, resulting in an improved cash position. As a result of anticipated sales improvements and operating cost initiatives, management believes that the Company will begin to generate positive operating cash flow during 2006. The Company also received a one-year extension to a commitment for a $3.0 million lease line of credit from April 1, 2005 to March 31, 2006. (See Note 5.)

Note 12. Subsequent Event

On March 29, 2006, we entered into an agreement to issue and sell our secured promissory notes for aggregate gross proceeds of $7 million. These notes will bear interest at an annual rate of 7% and mature on March 31, 2011. We expect to issue these notes and receive the net offering proceeds in early April 2006. In connection with this debt financing, we also entered into a definitive agreement with the purchasers of our notes whereby we may, at our sole option, require them to purchase up to $5 million of our common stock. This agreement has a term of five years and grants us a binding “put” right to sell our shares at a 20% discount to the volume weighted average price of our shares on the day of a drawdown, subject to a ceiling price of $3.50 per share. In addition, we have reached an agreement in principal to issue and sell an additional $6 million of our common stock at price of $2.50 per share for a total of 2.4 million shares.

Note 13. Additional cash flow information

	December 31,
	2005	2004
Net loss	$(17,567,230)	$(9,538,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,186,249	816,535
Amortization of deferred interest	188,213	269,174
Other non-cash cost	3,516,852	153,316
Changes in assets and liabilities:
Decrease in accounts receivable	709,942	634,107
Decrease in prepaid expenses and other receivables	173,362	(33,305)
Increase in inventory	9,992	(1,973,758)
Decrease in other assets	(25,248)	266,143
(Increase) decrease in deposits	220,563	14,810
Increase in deferred expenses	(3,855,138)	(786,178)
Increase (decrease) in accounts payable	595,558	(486,783)
Increase in accrued expenses	367,004	(347,107)
Increase (decrease) in deferred revenues	(224,682)	46,500
Increase in customer deposits	(111,759)	304,611
Net cash used in operating activities	$(14,816,322)	$(10,660,135)

Supplemental cash flow information:
Cash paid for interest	$664,342	$611,629

Non-cash investing and financing activities:
Loans converted into common stock	$345,500	$765,000
Loans refinanced	$2,904,500
Stock acquired with options	$846,820

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation dated July 24, 2000, incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 28, 2000.
3.2	Amended and Restated Bylaws of the registrant dated November 13, 2002, incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 8, 2003.
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

10.5	Durable Power of Attorney Granting Voting Rights of the registrant’s Common Stock, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on November 15, 1999.
10.6	Form of Indemnification Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.7	Amended and Restated 1999 Stock Option Plan, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.8	Philadelphia Brokerage Corporation Warrant to Purchase 25,000 Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.9	Triage Capital Management LP Warrant to Purchase 50,000 Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.10	Mellon HBV SBV, LLC Warrant to Purchase Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.11	Amended and Restated 1999 Directors’ Stock Option Plan, incorporated by reference from the registrant’s registration statement on Form S-8 filed on September 10, 2003.
10.12
Consulting Agreement dated December 31, 2002, by and between the registrant and John J. Gerard, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.

10.13
First Amendment to Consulting Agreement dated March 31, 2003 by and between registrant and John J. Gerard, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.

10.14	Philadelphia Brokerage Corporation warrant to Purchase 75,000 Shares of Common Stock, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.
10.15	Distribution Agreement by and between the registrant and TCS Aces Pty Limited, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.
10.16	Form of Placement Agent Agreement with Philadelphia Brokerage Corporation, incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 15, 2005.
10.17	Form of Subscription Agreement for 15% Senior Secured Notes due February 2008, incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 15, 2005.
10.18	Form of Promissory Note for 15% Senior Secured Notes due February 2008, incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 15, 2005.
10.19	Distribution Agreement by and between the registrant and Technical Casino Supplies Ltd, incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 15, 2005.
10.20	Form of Subscription Agreement for 15% Senior Secured Notes due March 2008, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2005.
10.21	Form of Promissory Note for 15% Senior Secured Notes due March 2008, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2005.
10.22	Form of Intercreditor Agreement, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2005.
10.23	Form of Amended and Restated Security Agreement, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2005.
10.24	Form of Amended and Restated Collateral Agent Agreement, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2005.
10.25	Settlement Agreement dated July 12, 2005 between VendingData Corporation and Shuffle Master, Inc.
10.26	License and Manufacturing Agreement dated February 27, 2006, between VendingData Corporation and Dolphin Products Pty Limited
10.27	Patent Purchase Agreement dated October 1, 2005 among VendingData Corporation, William Westmore Purton, Dolphin Products Pty Ltd. and Dolphin Advanced Technologies Pty Ltd.
10.28	Patent and Trade Secret Purchase Agreement dated October 10 among VendingData Corporation, William Westmore Purton, Dolphin Products Pty Ltd. and Dolphin Advanced Technologies Pty Ltd.
10.29
Credit Agreement dated October 5, 2005 among VendingData Corporation, Lampe Conway & Co., LLC and Triage Capital Management L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005).

10.30
Amendment dated October 6, 2005 to the Security Agreement dated as of March, 2005 by and among VendingData Corporation and Premier Trust, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005).

10.31	Form of Warrant (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005).
10.32
Employment Agreement dated September 29, 2005 between VendingData Corporation and Mark Newburg (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005).

10.33
Employment Agreement dated September 29, 2005 between VendingData Corporation and Arnaldo Galassi (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005).

14.1	Code of Ethics, incorporated by reference from the registrant’s annual report on 10KSB filed March 30, 2004.
23.1	Consent of Piercy Bowler Taylor & Kern
31.1	Certification of Mark R. Newburg under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Arnaldo F. Galassi under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.