Form 10QSB
period 2006-03-31
VENDINGDATA CORP
filed 2006-05-15
CIK 1004673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:	to

Commission file number:	001-32161

VendingData Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	91-1696010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6830 Spencer Street, Las Vegas, Nevada 89119
(Address of principal executive offices)

(702) 733-7195
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest
practicable date:	23,468,284 shares of common stock, $.001 par value, as of May 12, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

VENDINGDATA CORPORATION

FORM 10-QSB

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VENDINGDATA CORPORATION
Balance Sheets

	March 31, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$210,709	$935,243
Current portion of accounts receivable, trade, net of allowance for uncollectibles of $376,211and $276,240	1,451,840	1,550,559
Due from affiliate	0	4,098
Inventories	2,845,231	3,045,334
Prepaid expenses	71,474	113,557
	4,579,254	5,648,791

Equipment rented to customers, net of accumulated depreciation of $96,630 and $228,032	173,198	146,527
Property and equipment, net of accumulated depreciation of $2,497,270 and $2,408,243	474,306	585,431
Intangible assets, at cost, net of accumulated amortization of $356,616 and $836,281	4,569,663	1,862,268
Accounts receivable, trade, net of current portion, less unamortized discount	434,825	600,430
Deferred expenses	708,914	748,171
Deposits	448,407	759,653
	$11,388,567	$10,351,271

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of leases payable	$310,441	$471,269
Accounts payable	1,396,160	1,836,234
Accrued expenses	1,035,840	794,203
Deferred revenues, current portion	15,651	52,248
Short-term debt	5,050,000	4,050,000
Customer deposits	78,869	81,858
	7,886,961	7,285,812

Deferred revenues, net of current portion	169,950	161,335
Notes payable, net of current portion	11,225,000	11,654,500
Leases payable, net of current portion	340,307	421,975
	19,622,218	19,523,622
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 19,178,563 shares and 17,740,451shares issued and outstanding	19,540	18,142
Additional paid-in capital	69,874,251	66,763,192
Treasury stock 448,053 shares at cost	(846,820)	(846,820)
Deferred expense	(2,837,945)	(3,419,088)
Deficit	(74,442,676)	(71,687,777)
Total stockholders’ equity	(8,233,650)	(9,172,351)
Total liabilities and stockholders’ equity	$11,388,568	$10,351,271

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Operations and Deficit

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005

Revenues:
Sales	$865,612	$439,235
Rental	111,064	121,340
Other	24,229	29,347
	1,000,904	589,922
Less sales returns and allowances	(288,404)	0
Net sales	712,501	589,922

Operating expenses:
Cost of sales	714,802	428,020
Selling, general and administrative	2,178,951	2,378,986
Research and development	222,138	190,009
	3,115,891	2,997,015
Loss from operations	(2,403,391)	(2,407,093)

Interest expense	351,507	316,822

Net loss	(2,754,898)	(2,723,915)

Deficit (beginning balance)	(71,687,777)	(54,120,549)

Deficit (ending balance)	$(74,442,676)	$(56,844,464)

Basic loss per share	$(0.16)	$(0.16)

Weighted average shares outstanding	17,689,358	17,199,558

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Cash Flows

(UNAUDITED)

Three Months Ended March 31,
2006	2005
Net Loss	$(2,754,898)	$(2,723,915)

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	119,517	166,296
Amortization of deferred interest	16,561	60,093
Non-cash compensation expense	497,755	92,077
Gain/Loss on disposition of assets	(32,805)	1,900
Write down of Inventory	23,153	-
Increase in operating (assets) liabilities:
Trade accounts receivable	264,324	326,247
Other receivables	(4,251)	(12,039)
Inventory	176,949	(406,669)
Prepaid expenses	50,432	(55,758)
Deferred Financing and Interest expenses	122,644	(316,375)
Deposits with vendors	311,246	(223,443)
Accounts payable	(440,074)	338,035
Accrued expenses	241,637	179,435
Deferred revenues	(27,982)	(10,480)
Customer deposits	(2,989)	(1,375)
Total adjustments	1,316,118	137,944

Net cash used in operating activities	$(1,438,781)	$(2,585,971)

Cash flows from investing activities:
Acquisition of intangibles	(2,709,653)	—
Disposition of equipment produced for rental	—	1,350
Proceeds from sale of equipment	—	4,700
Net cash used in investing activities	(2,709,653)	6,050

Cash flows from financing activities:
Repayment of leases payable	(259,057)	(577,908)
Proceeds from sale of stock	3,112,457	—
Proceeds from issuing convertible debt	1,000,000	8,750,000
Repayment of convertible debt	(429,500)	—
Net cash provided by (used in) financing activities	3,423,900	8,172,092
Increase (decrease) in cash and cash equivalents	(724,534)	5,592,171
Cash and cash equivalents at beginning of period	935,243	924,804
Cash and cash equivalents at end of period	$210,709	$6,516,975

See accompanying notes to financial statements.

VENDINGDATA CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of VendingData Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the applicable instructions incorporated in Regulation S-B of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

The results of operations for the current period presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, as included in the Company's Annual Report on Form 10-KSB as filed with the SEC from which the accompanying balance sheet information as of that date was derived. Certain minor reclassifications have been made to amounts presented in prior periods for comparability to the current period presentation.

Note 2—Segments

The segments identified for geographic region-based enterprise-wide data are as follows:

	Three Months Ended March 31,
	2006	2005
United States	$272,500	$515,672
Asia	440,000	—
Europe	—	49,500
South America	—	24,750
	712,500	589,922

The Company's revenues, depreciation and operating income distributed by product are as follows:

Three Months Ended
	March 31, 2006	March 31, 2005
Revenues
Secure Drop®	$—	$11,248
Shuffler	331,742	326,049
Deck CheckerTM	644,934	223,278
Other	24,228	29,347
	1,000,904	589,922
Sales Returns & Allowances	(288,404)	—
	$712,500	$589,922
Depreciation and amortization
Secure Drop®	$—	$—
Shuffler	10,045	49,969
Deck CheckerTM	4,764	9,229
Unallocated	104,708	107,098
	$119,517	$166,296
Operating income (loss)
Secure Drop® gross margin	$—	$9,729
Shuffler gross margin	147,142	226,342
Deck CheckerTM gross margin	507,483	188,669
Other cost of goods sold	(629,169)	(262,838)
Selling, general and administrative	(2,178,951)	(2,378,986)
Research and development	(222,138)	(190,009)
Inventory adjustment	(23,153)	—
	$(2,403,391)	$(2,407,093)

Note 3—Loss per Share

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect because of losses.

Note 4—Change in Accounting for Employee Options

The Company was required to adopt Financial Accounting Standards Board Statement No. 123R, Share-Based Payment, to account for its employee stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. However, the adoption of SFAS No. 123R did not have any effect on the Company’s results of operations for the current quarter.

Note 5—Contingencies

The Company is a party to certain claims, legal actions, and complaints, including a patent infringement action between the Company and one of its main competitors and the sales tax dispute discussed in the following paragraph. The Company cannot predict or estimate the likely outcome of any such litigation or other disputes or whether any such matters would have a material adverse effect on its business as presently conducted or as anticipated, and accordingly, no provision has been made for any minimum estimated losses with regard to such matters.

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

Note 6—Subsequent Events

On April 18, 2006, the Company entered into a binding Letter of Intent (the “Letter of Intent”) with, an Australian corporation (“the “Seller”), pursuant to which the Company has agreed to purchase, and the Sellers have agreed to sell to the Company, all of the capital stock of Dolphin Advanced Technologies Pty Ltd. and its wholly-owned subsidiaries (collectively, “Dolphin”). Upon execution of the Letter of Intent, the Company became obligated to immediately pay to the Seller a non-refundable deposit consisting of $750,000 of cash and 1,000,000 shares of the Company’s common stock. Upon the closing of the transaction, the Company will issue 3,285,715 shares of its common stock (the “Consideration Shares”) to the Seller. For a period of two years from the closing of the transaction, if the Sellers sell any Consideration Shares in a public transaction for a price of less than $3.50 per share, the Company will deliver to the Sellers cash, or shares of its common stock, equal to difference between the sale price and $3.50 per share. If the sales price is more than $5.00 per share, the Sellers will return to the Company cash, or Consideration Shares valued at the then-current market price, equal to the difference between the sale price and $5.00. In addition, we have a right of first refusal with respect to sales of all Consideration Shares.

On May 3, 2006, the Company closed on an $18 million financing transaction with four investment funds. The $18 million financing consists of $13 million of 8% senior secured promissory notes and a $5 million equity put agreement that can be exercised from time to time at the Company’s option. Concurrent with closing of the financing, the holders of the Company’s outstanding 10% Senior Notes converted approximately $5.2 million of the principal under those notes to common shares of the Company as provided for under the terms of the 10% Senior Notes. The Company used the proceeds of the financing to retire the balance of the 10% Senior notes and the $5 million 9% line of credit acquired by the Company in October 2005. The senior debt placement includes detachable warrants to purchase 3.2 million shares at $2.50 per share, some of which are recallable based on early retirement of $6 million of the debt portion of the transaction. Principal payments of $1.5 million are due on the anniversary of the transaction for the first four years with the balance due in March 2011. Under the terms of the transaction, fifty percent of proceeds from the sale of any assets received by the Company will be applied to the outstanding principal of the loan. In addition, if the Company reduces the debt to under $7 million within one year of the transaction 800,000 warrants will be cancelled, within two years 600,000 will be cancelled and within three years 200,000 will be cancelled. The transaction also includes a $5 million equity put agreement for its common stock, at a discount of 20% to the market at the date of execution of the put as determined by the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

CAUTIONARY STATEMENT

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on form 10-QSB is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on form 10-KSB for the year ended December 31, 2005 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

Results of Operations

Comparison of Three Months Ended March 31, 2006 and 2005

For the three months ended March 31, 2006, we generated gross revenues of $1,000,904 or 70% more than the three months ended March 31, 2005 primarily as a result of DeckChecker sales to Macau casinos. Gross revenue was offset by sales returns and allowances of $288,404 as a result of returns of earlier versions of our shuffler products - which have since been upgraded. Specific product line results for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 are provided below.

For the three months ended March 31, 2006, our cost of sales was $691,649, or 62% more than the three months ended March 31, 2005, excluding an inventory write-down of $23,153 in 2006. The increase was primarily due to the rollout of RandomPlus™ machines in Washington and upgrading the existing RandomPlus™ units from version 3 software to version 4. The rollout incurred significantly higher service costs than those incurred in the three months ended March 31, 2005. This was offset by a decrease in costs for shuffler rental depreciation as units were converted to sales or cancelled. The gross margin on revenue for the three months ended March 31, 2006, was $20,852 or 87% less than the three months ended March 31, 2005, excluding the 2006 inventory writedown, again attributable to higher service costs.

	Three months ended March 31, 2006	Three months ended March 31, 2005	Percentage change
Secure Drop
Revenue	—	11,248	(100%)
Cost of Sales	—	1,519	(100%)
Gross Margin	—	9,729	(100%)

Shuffler Sales
Revenue	259,609	269,944	(4%)
Cost of Sales	174,556	43,755	299%
Gross Margin	85,053	226,189	(62%)

Shuffler Rentals
Revenue	72,134	56,105	29%
Cost of Sales	10,045	55,952	(82%)
Gross Margin	62,089	153	(40,481%)

DeckChecker Sales
Revenue	606,003	158,043	283%
Cost of Sales	132,686	25,380	423%
Gross Margin	473,317	132,663	257%

DeckChecker Rentals
Revenue	38,930	65,235	(40%)
Cost of Sales	4,764	9,229	(48%)
Gross Margin	34,166	56,006	(39%)

Other
Revenue	(264,175)	29,347	(1,000%)
Cost of Sales2	392,751	292,185	34%
Gross Margin	(656,926)	(262,838)	150%

1 Cost of Sales includes manufacturing costs including labor and overhead and does not include the $23,153 of inventory write down.
2 Includes cost to service and install machines, warranty costs and miscellaneous other costs. New shuffler installations incur a higher cost of sales during the first year of introduction.

SecureDrop® Sales. There were no system sales generated in the three months ended March 31, 2006, due to the Company’s decision to discontinue this product line.

Shuffler Sales. Revenue was flat although more units were placed with customers - approximately 100 RandomPlus™ units were sold at a discounted upgrade price instead of the list price during the three months ended March 31, 2006. The increase in the cost of shuffler sales revenue was due to the costs associated with upgrading RandomPlus™ to version 3.

Shuffler Rentals. The 29% increase in shuffler rental revenue was a result of customers choosing RandomPlus™ rentals in lieu of trials. Our cost of sales for the three months ended March 31, 2006 included cost of shuffler rental depreciation of $10,045 compared to $50,000 during the same period of the prior year. The additional decrease is in cost of sales is due to parts used in servicing the RES units in the first quarter of 2005.

DeckCheckerTM Sales. The increase in Deck CheckerTM sales resulted from increased international sales through our distributor in Asia. The decrease in gross margin percentage resulted from the price reduction due to distributor discount. Our Deck CheckerTM cost of sales for the three months ended March 31, 2006 included costs of freight and parts totaling $132,686 compared to $25,380 during the same period of the prior year.

Deck CheckerTM Rentals. The decrease in Deck CheckerTM rental revenue was a result of contract cancellations in California in for the three months ended March 31, 2006 compared to the same period last year. Our cost of sales included Deck CheckerTM rental depreciation of $4,764 during the first quarter of 2006 a reduction from $9,229 for the same period of the prior year.

Other Income. The decrease in other revenues was due to an increase of sales returns and allowances accounting for $288,404 for the quarter ended March 31, 2006, compared to $0 during the same period of the prior year as a result of returns of earlier versions of our shuffler products - which have since been upgraded. Service costs increased 53% due to the rollout of RandomPlus™ software version 4.

General and Administrative Expense

For the three months ended March 31, 2006, our general and administrative expenses were $2,178,951, or 8% less than the three months ended March 31, 2005. The decrease in general and administrative expenses related primarily to a $398,100 reduction in legal costs, $138,300 reduction in consulting, $80,700 in China administrative costs and $71,100 reduction in travel costs for executives, offset by a $300,000 increase in option expense, $90,000 in additional salaries, $60,000 in the sale of China assets and $40,000 in increased insurance costs.

Research and Development Expense

For the three months ended March 31, 2006, research and development expenses were $222,000, or 17% more than the period ended March 31, 2005. The increase in research and development expenses was due to expenses related to the development of our ChipWasher product.

Interest Expense

For the three months ended March 31, 2006, we incurred interest expenses of $351,507, or 11% more than the three months ended March 31, 2005. This increase was attributable to the additional debt service related to our outstanding 9% senior secured notes and 10% senior secured convertible notes issued in the first quarter of 2005 and our $5 million credit agreement entered into in October 2005. The approximately $11.2 million of 9% and 10% senior secured notes were converted into common shares or repaid, as was our $5 million credit facility, as part of the $18 million financing completed in May 2006.

Liquidity and Capital Resources

As a result of our operating loss, our working capital has decreased from $(1,637,021) at December 31, 2005 to $(3,307,707) at March 31, 2006. To fund our continuing operating cash flow deficits, on May 3, 2006, the Company closed on an $18 million financing transaction with four investment funds managed by Bricoleur. The $18 million financing consists of $13 million of 8% senior secured promissory notes. The senior debt placement includes detachable warrants to purchase 3.2 million shares at $2.50 per share, some of which are recallable based on early retirement of $6 million of the debt portion of the transaction. In connection with this debt financing, we also entered into a definitive agreement with the purchasers of our notes whereby we may, at our sole option, require them to purchase up to $5 million of our common stock. This agreement has a term of five years and grants us a binding “put” right to sell our shares at a 20% discount to the volume weighted average price of our shares on the day of a drawdown, subject to a ceiling price of $3.50 per share.

In connection with the Bricoleur financing, we conducted the concurrent pay off or conversion into common stock of all of our outstanding senior secured convertible promissory notes. Prior to the Bricoleur financing, we had approximately $11.2 million principal amount of senior secured convertible promissory notes outstanding. Of this amount, the holders of these notes converted approximately $5.2 million in principal and interest into shares of our common stock and we have paid off the remaining $6.0 million outstanding balance with a portion of the proceeds from the Bricoleur financing described above.

In addition to retiring our preexisting notes, we used approximately $5 million of the proceeds from the Bricoleur financing described above to retire our existing line of credit. The balance of the proceeds is available to us for general working capital purposes.

Net Cash Used In Investing Activities. The net cash used in investing activities reported for the three months ended March 31, 2006 consisted primarily of $(2,709,653) from the acquisition of intangible assets.

Net Cash Provided By Financing Activities. Net cash provided by financing activities reported for the three months ended March 31, 2006 consisted primarily of $1,000,000 provided by the use of our line of credit, $3,112,457 in proceeds from the sale of stock, offset by $259,057 repayment of leases and $429,500 in repayment of notes.

During the periods ended in 2005 and 2004, our sources of capital included a public stock offering; equipment financing from a third party, short-term notes from stockholders, convertible debentures and other private sources of capital.

With respect to our equipment financing where we have sold and leased back most of our furniture, equipment, tooling and shufflers held for rent, we have repaid $577,908 for the three months ended March 31, 2005 and repaid $259,057 for the three months ended March 31, 2006. As of March 31, 2006, we had outstanding equipment financing of $650,748. These operating equipment leases have terms of 11 to 21 months and were not recorded as sales because each of the leases included a mandatory buy-back provision.

During the three months ended March 31, 2006, we borrowed $1,000,000 under the $5 million line of credit we negotiated in October 2005 and bearing 9% interest.

On May 3, 2006, the Company closed on an $18 million financing transaction with four investment funds managed by Bricoleur Capital Management (“Bricoleur”). The $18 million financing consists of $13 million of 8% senior secured promissory notes and a $5 million equity put agreement that can be exercised from time to time at the Company’s option. Concurrent with closing of the financing, the holders of the Company’s outstanding 10% Senior Notes converted approximately $5.2 million of the principal under those notes to common shares of the Company as provided for under the terms of the 10% Senior Notes. The Company used the proceeds of the financing to retire the balance of the 10% Senior notes and the $5 million 9% line of credit acquired by the Company in October 2005. The senior debt placement includes detachable warrants to purchase 3.2 million shares at $2.50 per share, some of which are recallable based on early retirement of $6 million of the debt portion of the transaction. Principal payments of $1.5 million are due on the anniversary of the transaction for the first four years with the balance due in March 2011. Under the terms of the transaction, fifty percent of proceeds from the sale of any assets received by the Company will be applied to the outstanding principal of the loan. In addition, if the Company reduces the debt to under $7 million within one year of the transaction 800,000 warrants will be cancelled, within two years 600,000 will be cancelled and within three years 200,000 will be cancelled. The transaction also includes a $5 million equity put agreement for its common stock, at a discount of 20% to the market at the date of execution of the put as determined by the Company.

As a result, we will continue to incur significant interest expense in the future, however at a reduced rate as a result of the lower principal amount of aggregate indebtedness and an overall lower rate of interest.

Critical Accounting Policies and Estimates

The following is a summary of what our management believes are the critical accounting policies related to our operations. The application of these policies, in some cases, requires management to make subjective judgments and estimates regarding the effect of matters that are inherently uncertain. See Note 1, "Description of Business and Significant Accounting Policies," to financial statements included in our annual report on Form 10KSB for a more complete list of our significant accounting policies. Except as described below, we do not employ any critical accounting policies selected from among available alternatives or that require the exercise of significant management judgment to apply, and we believe none of our estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance, except for the deferred tax asset valuation allowance.

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

Intangible Assets.

We amortize our intangible assets (patent and technology rights) on a straight-line basis over currently estimated useful lives of 10 years. Based on its assessment of the potential for product obsolescence and other impairment factors, we believe that the full term of the patent fairly represents our best estimate at this time of the useful life of our patents and technology rights.

Legal defense costs

We do not accrue for future litigation defense costs, if any, to be incurred by us in connection with outstanding litigation and other disputed matters but, instead, record such costs as the related legal and other services are rendered.

Income taxes

Based on the Company’s operating history to date, management does not believe realization of its deferred tax assets, principally the tax benefit of a net operating loss carry forward, can yet be considered more likely than not and, accordingly, has effectively provided a 100% valuation allowance.

Options

The Company was required to adopt Financial Accounting Standards Board (FASB) Statement (SFAS) No. 123R and elected the modified prospective method of transition. However, the adoption of SFAS No. 123R did not have any effect on the Company’s results of operations for the current quarter.

We elected to continue to value our share-based payment awards options granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model, which we previously did under SFAS 123. We believe this commonly-used method, despite its relative simplicity, is sufficiently reliable for the purpose of valuing employee stock options. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as the input of other subjective assumptions selected judgmentally by management as most appropriate for the circumstances, following the guidance in SFAS 123R. These assumptions include, but are not limited to, the expected term of stock options and the Company's expected stock price volatility over the term of the awards, which are the ones that, depending on management's judgments, have significant potential effect on recorded expense.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements., Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless the new standard being adopted requires otherwise or it is impracticable to do so. SFAS is effective for fiscal years beginning after December 15, 2005. Management has no present expectation of adopting any accounting changes to be affected by SFAS 154 in the foreseeable future.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management has not yet evaluated or determined the likely effect of SFAS 155 on its future financial statements.

Risk Factors

We may require additional funding in the future to continue to operate our business. We had working capital deficit of $(3,307,707) as of March 31, 2006, and our working capital continues to deteriorate due to ongoing losses. In May 2006, we entered into an agreement to provide us with $18 million additional debt and equity financing, and believe that this financing, in addition to our existing cash and cash equivalents together with expected cash generated by operations, will meet our working capital needs, capital expenditures, and commitments for at the next 12 months. In the event it is not sufficient, we will endeavor to raise additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, as result of our present level of debt and certain restrictions on our ability to incur additional indebtedness under our agreement, it is unlikely we will be able to obtain additional debt-based capital, unless a significant portion of the proceeds are used to retire existing debt. There can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results may occur:

•	the percentage ownership of our existing stockholders will be reduced;

•	our stockholders may experience additional dilution in net book value per share; or

•	the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004, we have incurred net losses of $2,754,898, $17,567,230 and $9,538,200, respectively, and our operations have used $2,751,957, $14,816,322 and $10,660,133 of cash, respectively. As of March 31, 2006, December 31, 2005 and December 31, 2004, we had accumulated deficits of $74,442,676, $71,687,777 and $53,743,174, respectively. Based on our presently known commitments and plans, we believe that we have sufficient funding through the end of 2006. If we are unable to generate additional funds from operational cash flow, we will be required to locate additional sources of capital from private or public placements of debt or equity, or from institutional or other lending sources. If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.

We are continuing to develop customer acceptance of our products and until such time as our products are widely accepted in the marketplace we do not expect to achieve a profitable level of operations. We may be unable to generate sufficient demand for our products. If we fail to generate sufficient demand for our products, we may be unable to sustain operations or generate a return to investors. Until January 2000, we were in the development stage and derived minimal revenues from our products. Currently we are an operating company that continues to develop new products. Since January 2000, our activities have been limited to analyzing and consulting with persons in the gaming industry, developing and manufacturing new products, establishing distribution networks for our products, marketing our products to the gaming industry, and commencing product sales. During such time, we have derived only limited revenues, which have been insufficient to sustain our operations. We may not generate sufficient revenue to sustain our operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for our products. The overall market may not be receptive to our products, and we may not successfully compete in the target market for our products.

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

Adverse results in current litigation could result in substantial monetary damages and impacts on the manufacture and sale of certain of our shuffler products. Shuffle Master, our principal competitor in the shuffler market, has one lawsuit against us for patent infringement. We believe our position to be meritorious and we have reasonable defenses to Shuffle Master’s claims. However, we cannot determine whether we will ultimately prevail in the lawsuit, nor whether damages, if awarded, would significantly impact our ability to continue to manufacture and sell particular products within the United States and its territories. If we do not prevail, we will be unable to sell the PokerOne shuffler products in the United States unless we change certain components used in the shuffler or obtain appropriate licenses from Shuffle Master to use the playing card shuffler apparatus.

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

Our management holds a controlling interest in our common stock, giving our management significant power to control matters submitted to our stockholders. As of May 12, 2006, our executive officers and members of our board beneficially own approximately 8,440,014 shares of common stock, or approximately 35.9% of the outstanding shares of our common stock. Accordingly, these stockholders have significant power to control matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for non management stockholders to effect substantial changes in our company, and also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Item 3.	Controls and Procedures

(a) Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006.

 (b) Changes in Disclosure Controls and Procedures. Since joining VendingData in the fourth quarter of 2005, our current financial management team has and is continuing to implement improvements to our internal controls and procedures to address weaknesses and deficiencies identified by current senior management. Specifically, we have modified, or are in the process improving, our procedures for reconciling intercompany accounts, posting accounts receivable in our accounting system, communicating between sales and accounting personnel, reviewing journal entries, authorizing purchase orders and integrating our financial reporting databases. On March 27, 2006, our independent registered public accounting firm notified our Audit Committee that, during the course of performing its audit of our 2005 financial statements, it had identified one material weakness concerning the proper dating of payments received, which affects the aging of accounts receivable, and a significant deficiency regarding our internal controls over our financial reporting concerning the reconciliation of the separate databases used by us in our financial reporting and inventory tracking. The material weakness and significant deficiency related to processes in place when our current financial management joined our company in the fourth quarter of 2005. We have already addressed and resolved the material weakness concerning the proper dating of payments received. We are in the process of addressing and resolving the significant deficiency concerning the reconciliation of the separate databases and expect that it will be corrected by the end of the second quarter of 2006.

While we are in the process of taking the foregoing steps and developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002, the efficacy of the steps we have taken to date and steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by management and by our auditors. As a result, we anticipate that additional changes will be made to our internal controls and procedures. Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

(a)	Exhibits.
10.1	8% Senior Secured Note Purchase Agreement [1]
10.2	Amended and Restated Securities Put Agreement [1]
10.3	Security Agreement [1]
10.4	Registration Rights Agreement [1]
10.5	Form of 8% Note [1]
10.6	Form of Warrant [1]
10.7	Form of Put Note [1]
10.8	Letter of Intent between VendingData Corporation and William Westmore Purton and Synwood Pty Ltd.
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

[1]	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VendingData Corporation (Registrant)

Date: May 15, 2006	By:	/s/ Mark R. Newburg
Mark R. Newburg
President, Chief Executive Officer and Treasurer (Principal Executive Officer)

Date: May 15, 2006	By:	/s/ Arnaldo F. Galassi
Arnaldo F. Galassi
	Its:	Chief Financial Officer and Secretary (Principal Financial Officer)