Form 10QSB
period 2006-06-30
VENDINGDATA CORP
filed 2006-08-14
CIK 1004673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from:	to

Commission file number:	001-32161

VendingData Corporation
(Exact name of small business issuer as specified in its charter)

Nevada	91-1696010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6830 Spencer Street, Las Vegas, Nevada 89119
(Address of principal executive offices)

(702) 733-7195
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest
practicable date:	27,015,627 shares of common stock, $.001 par value, as of July 31, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

VENDINGDATA CORPORATION

FORM 10-QSB

- i -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VENDINGDATA CORPORATION
Balance Sheets

	June 30, 2006	December 31, 2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$403,259	$935,243
Current portion of accounts receivable, trade, net of allowance for uncollectibles of $284,875 and $276,420	1,916,989	1,550,559
Inventories	3,105,165	3,045,334
Prepaid expenses and other	42,581	117,655
	5,467,994	5,648,791

Equipment rented to customers, net of accumulated depreciation of $89,176 and $228,032	145,760	146,527
Property and equipment, net of accumulated depreciation of $365,367 and $2,408,234	402,042	585,431
Intangible assets, at cost, net of accumulated amortization of $407,687 and $836,281	4,996,627	1,862,268
Accounts receivable, trade, net of current portion, less unamortized discount	445,425	600,430
Deferred expenses	707,480	748,171
Deposits	4,190,450	759,653
	$16,355,778	$10,351,271

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of leases payable	$391,484	$471,269
Accounts payable	1,721,314	1,836,234
Accrued expenses	399,145	794,203
Deferred revenues, current portion	10,322	52,248
Short-term debt	4,000,000	4,050,000
Customer deposits	185,404	81,858
	6,707,669	7,285,812

Long -term obligations
Deferred revenues, net of current portion	169,950	161,335
Notes payable	11,500,000	11,654,500
Leases payable, net of current portion	508,162	421,975
Total Liabilities	18,885,781	19,523,622
Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 23,648,264 and 18,141,950 shares issued	23,648	18,142
Treasury stock 448,053 common shares	(846,820)	(846,820)
Deferred officers’ compensation	(3,025,243)	(3,419,088)
Additional paid in capital	78,186,267	66,763,192
Deficit	(76,867,855)	(71,687,777)
	(2,530,003)	(9,172,351)
Total liabilities and stockholders’ equity	$16,355,778	$10,351,271

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Sales	$1,555,833	$1,083,609	$2,400,609	$1,522,844
Rental	80,185	135,439	191,249	256,779
Other	102,971	31,092	148,036	60,439
	1,738,989	1,250,140	2,739,894	1,840,062
Sales returns and allowances	(52,174)	(290,838)	(340,578)	(290,838)
	1,686,815	959,302	2,399,316	1,549,224
Operating costs and expenses:
Cost of sales	1,220,227	775,996	1,935,030	1,204,016
Selling, general and administrative	1,796,531	2,488,907	3,975,482	4,867,893
Research and development	590,098	287,680	812,237	477,689
	3,606,856	3,552,583	6,722,749	6,549,598
Loss from operations	(1,920,041)	(2,593,281)	(4,323,433)	(5,000,374)

Interest expense, unrelated parties	505,137	491,985	856,644	808,807
Interest expense, related parties		15,063		15,063
	505,137	507,048	856,644	823,870

Net loss	$(2,425,178)	$(3,100,329)	$(5,180,077)	$(5,824,244)

Basic loss per share	$(0.11)	$(0.18)	$(0.26)	$(0.34)

Weighted average shares outstanding	22,051,398	16,787,756	19,788,084	17,096,510

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2006	2005

Net loss	$(5,180,077)	$(5,824,244)

Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	289,447	331,204
Amortization of deferred interest	30,026	115,733
Non-cash compensation expense	612,939	367,456
Increase in operating (assets) liabilities:
Trade accounts receivable	(211,425)	234,376
Other receivables	4,098	(63,295)
Inventory	(59,831)	(988,683)
Prepaid expenses	70,976	(26,952)
Deferred financing and interest expenses	(178,403)	(264,251)
Deposits with vendors	(330,797)	43,501
Accounts payable	(114,920)	1,132,078
Accrued expenses	(395,059)	402,064
Deferred revenues	(33,311)	(77,770)
Customer deposits	103,546	(1,775)
	(212,714)	1,203,686
Net cash used in operating activities	(5,392,791)	(4,620,558)

Cash flows from investing activities:
Acquisition of intangible assets	(614,360)	(878,841)
Deposit for acquisition	(750,000)
Acquisition of plant and equipment	(106,058)
Disposition of equipment produced for rental	767
Proceeds from sale of equipment		4,700
Net cash used in investing activities	(1,469,651)	(874,141)

Cash flows from financing activities:
Proceeds from sale of stock	904,081	21,875
Proceeds from leases payable	300,000
Repayment from leases payable	(323,622)	(1,192,384)
Proceeds from notes payable	13,000,000	8,750,000
Repayment of notes payable	(6,000,000)
Repayment of short-term debt	(4,050,000)	(188,250)
Proceeds from convertible debt	2,500,000
Net cash provided by financing activities	6,330,459	7,391,241
Increase (decrease) in cash and cash equivalents	(531,983)	1,896,542
Cash and cash equivalents at beginning of period	935,243	924,804
Cash and cash equivalents at end of period	$403,259	$2,821,346
Non-cash investing and financing activities:
Intangible assets acquired with stock	$2,520,000
Stock issued for acquisition deposit	$2,350,000
Notes payable paid off through issuance of stock	$5,654,500

See accompanying notes to financial statements.

VENDINGDATA CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation

The accompanying unaudited financial statements of VendingData Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

The results of operations for the current period presented here are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission from which the accompanying balance sheet information as of that date was derived. Certain reclassifications have been made to amounts presented in prior periods for comparability to the current period presentation.

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

Note 2—Segments

The segments identified for geographic region-based enterprise-wide revenue data are as follows:

	Three Months Ended June 30,		Six Months Ended June, 30,
	2006	2005	2006	2005

North America	$269,545	$642,502	$542,045	$1,158,174
Asia	1,417,270	267,300	1,857,271	267,300
Europe		49,500		99,000
South America				24,750
	$1,686,815	$959,302	$2,399,316	$1,549,224

The Company's revenues, depreciation and operating income distributed by product are as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005		2006	2005
Revenues
Secure Drop®	$0	$61,345		$0	$72,593
Shuffler	92,876	766,775		410,183	1,092,823
Deck CheckerTM	345,872	390,928		984,405	614,206
RFID casino chips	1,197,270	0		1,197,270	0
Other	102,971	31,092		148,036	60,440
	1,738,989	1,250,140		2,739,894	1,840,062
Sales returns and allowances	(52,174)	(290,838)		(340,578	(290,838)
	$1,686,815	$959,302		$2,399,316	$1,549,224
Depreciation and amortization
SecureDrop	$0	$0		$0	$0
Shuffler	10,620	54,469		20,665	104,438
Deck Checker	5,107	9,229		9,872	18,458
Unallocated	142,131	99,310		258,910	208,308
	157,858	163,008		289,447	331,204
Operating income (loss)
Secure Drop® gross margin	$0	$55,121		$0	$64,850
Shuffler gross margin	(94,592)	616,133		38,115	809,845
Deck Checker gross margin	211,811	359,186		712,892	538,855
RFID casino chip gross margin	546,484	0		546,484	0
Other costs of good sold	(197,115)	(847,134)		(833,206)	(1,068,342)
Selling, general, & administrative	(1,796,531)	(2,488,907)		(3,975,482)	(4,867,893)
Research and development	(590,098)	(287,680)		(812,236)	(477,689)
	$(1,920,041)	$(2,593,281)	$	(4,323,433)	$(5,000,374)

Note 3—Loss per Share

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is not presented on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to the existence of operating losses.

Note 4—Change in Accounting for Employee Options

The Company was required to adopt Financial Accounting Standards Board Statement No. 123R, Share-Based Payment, to account for its employee stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. However, the adoption of SFAS No. 123R did not have any effect on the Company’s results of operations for the current periods.

Note 5—Contingencies

The Company is a party to certain claims, legal actions, and complaints, including a patent infringement action between the Company and one of its main competitors, Shuffle Master, and the sales tax dispute discussed in the following paragraph. The Company cannot predict or estimate the likely outcome of any such litigation or other disputes or whether any such matters would have a material adverse effect on its business as presently conducted or as anticipated, and accordingly, no provision has been made for any minimum estimated losses with regard to such matters. The Company is a defendant in a patent infringement action against it. The complaint alleges, among other things, claims for patent infringement and requests treble damages, and an injunction enjoining the Company from infringing on the plaintiff’s patents. The outcome of this matter cannot be estimated at this time and, accordingly, no provision has been made in the accompanying financial statements for any losses the Company might incur in its connection. However, in June 2006, we agreed with Shuffle Master to a 90 day standstill in the litigation in order to pursue settlement negotiations.

In February 2004, the State of Nevada initiated a sales/use tax audit of the Company’s, equipment lessors. As of this filing the State of Nevada has not made a determination if there has been a shortfall in the payment of the sales/use tax. The Company has sold and leased back shufflers and Deck Checkers over the last five years. The auditor for the State of Nevada is trying to determine at what level a sales/use tax needs to be collected. The Company now collects from our customers in Nevada and remits payments to the State of Nevada. If the State of Nevada determines that the sales of the products to the leasing companies is the level at which sales/use tax should have been collected, liability of the leasing companies would be passed to the Company. The amount of this potential liability could range from a refund of $144,000 to the payment of sales/use tax with interest and penalties of up to $500,000. A hearing was scheduled for May 2005 with the State of Nevada Department of Taxation was delayed due to the resignation of the Department’s director. The new Department director has re-scheduled the hearing for early Fall 2006. The Company intends to defend its position in this matter.

Note 6—New Debt Financing

On May 2, 2006, the Company closed on an $18 million financing transaction with four investment funds. The $18 million financing consists of $13 million of 8% senior secured promissory notes and a $5 million equity put agreement that can be exercised from time to time at the Company’s option. The senior debt placement includes detachable warrants to purchase 3.2 million shares at $2.50 per share, some of which are recallable based on early retirement of $6 million of the debt portion of the transaction. Principal payments of $1.5 million are due on the anniversary of the transaction for the first four years with the balance due in March 2011. Interest at 8% is due semi-annually on July 1, and December 1, each year until repayment. The loan is secured by all the assets of the company. Under the terms of the transaction, 50% of proceeds from the sale of any assets received by the Company will be applied to the outstanding principal of the loan. In addition, if the Company reduces the debt to under $7 million within one year of the transaction 800,000 warrants will be cancelled, within two years 600,000 will be cancelled and within three years 200,000 will be cancelled.

As referenced above, the transaction includes a $5 million equity put option agreement for the Company’s common stock, at a discount of 20% to the market at the date of execution of the put. Pursuant to a securities put agreement between the Company and the four investment funds, the investment funds have agreed to purchase up to $5 million of the Company's common stock, in increments of not less than $1,000,000, from time to time at the Company's option. The purchase price for shares sold pursuant to the securities put agreement will be equal to 80% of the volume-weighted average price of the Company’s common stock on the day the Company delivers the requisite purchase notice to the investment funds (“Put Conversion Price”), but not in excess of $3.50 per share. In connection with the Company’s election to exercise its equity put rights in the aggregate amount of $2.5 million during the quarter ended June 30, 2006, the Company and the investment funds agreed that the Company would issue its secured convertible promissory notes (“Put Notes”) to the funds instead of the Company’s common shares. The Put Notes are convertible into shares of the Company’s common stock at the Put Conversion Price calculated at the time of each election. Two Put Notes in the aggregate principal amount of $1.5 million are convertible at $2.05 per share and a third Put Note in the principal amount of $1 million is convertible at $1.92 per share. The Put Notes provide that all principal under the notes shall automatically convert to shares of the Company’s common stock at the Put Conversion Price upon the earlier of (i) the date that the Company obtains approval of its shareholders for the conversion of the Put Notes, or (ii) August 31, 2006. The Put Notes do not require the repayment of principal in cash except in the event of default by the Company of its obligations under the notes. All outstanding principal under the Put Notes accrue interest, payable in cash, at the rate of 8% per annum. The Company’s obligations under the Put Notes are secured by the assets of the Company. The $2.5 million Put Notes are included in the Company’s short term debt during the period ended June 30, 2006.

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

Note 7 - Significant Transaction

In June 2006, pursuant to the criteria set forth in Staff Accounting Bulletin (SAB) 104, the Company recognized $1,197,270 in revenue from a “bill and hold” transaction. The transaction was with an international customer, and the goods were held, at the request of the customer. The transaction was determined to have met the SAB 104 criteria for revenue recognition in the current quarter, including the following:

•	The risk of ownership had passed to the buyer,
•	The customer made a fixed commitment to purchase the goods, in writing,
•	The buyer requested that the transaction be on a bill and hold basis, and that the buyer had a substantial business purpose for ordering the goods on a bill and hold basis,
•	There was a fixed schedule for delivery of the goods,
•	The Company did not retain any specific performance obligations such that the earnings process is not complete,
•	The ordered goods were segregated from the Company's inventory and not be subject to being used to fill other orders (because they were manufactured to the customer’s unique specifications), and
•	The product was complete and ready for shipment to be completed.

The product has been shipped to the customer subsequent to June 30, 2006.

Note 8 - Stockholders’ equity

Stock options

We have two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan, through which 5,000,000 shares and 300,000 shares are authorized, respectively. As of June 30, 2006, there were 4,569,772 options for shares of common stock issued under the two plans, out of a total 5,300,000 approved pool of shares.

Information with respect to activity under the stock option plans is summarized below.

	Stock Options	Weighted Average Exercise Price
Balance, December 31, 2005	4,116,972	$2.04
Options granted	930,000	2.49
Options exercised	(168,600)	1.84
Options expired	(290,600)	2.79
Options forfeited	(18,000)	3.68
Balance, June 30, 2006	4,569,772	2.10
Options exercisable (vested) at June 30, 2006	927,905	$2.73

Note 9 - Subsequent Events

On July 12, 2006, the Company acquired all of the outstanding stock of Dolphin Advanced Technologies Pty Ltd. (Dolphin) for a total consideration of $14,910,000, including $1,350,000 in cash (including $750,000 paid as a non-refundable deposit in April 2006), 2,462,238 shares of the Company’s common stock (of which 1,000,000 were previously issued as part of the non-refundable deposit in April 2006) and $5,782,168 face value of non-interest bearing, convertible notes. The 2,462,238 shares were valued as follows: the 1,000,000 shares issued in April 2006 as a non-refundable deposit were valued based on the trading value of the stock as of April 18, 2006, net of the 10% discount for the trading restriction, and the 1,462,238 share balance were valued at $3.50 per share. The principal amount of the notes automatically convert into shares of the Company’s common stock at the rate of $3.50 per share (or an aggregate of 1,652,048 common shares) upon shareholder approval of the conversion of the notes (or a determination that shareholder approval is not required). The principal amount under the notes is otherwise due in cash on January 7, 2007.  The resale of 1,462,238 Company’s shares issued in connection with this business combination and the shares issuable upon conversion of the notes are subject to a $3.50 per share price guarantee if sold within two years. Dolphin and its wholly-owned subsidiary are engaged in the business of developing and manufacturing products for the gaming, automotive, medical and mining industries. The Company’s continuing obligations under the arrangement are secured by the non-gaming assets of Dolphin and subsidiary.

The Company filed a Current Report on Form 8-K with the Securities Exchange Commission on July 17, 2006 to report this transaction, which it intends to amend by September 27, 2006, to append audited financial statements of Dolphin, as required. The following summarized pro forma balance sheet information shows the effect this acquisition would have had on the Company’s balance sheet had it occurred on June 30, 2006, based on Dolphin’s unaudited balance sheet as of March 31, 2006 and management’s preliminary estimate of the allocation of the purchase price, including acquisition costs.

Consolidated Pro Forma
June 30, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$403,259
Other current assets	7,335,459
7,738,718

Property, equipment and intangibles, net of accumulated depreciation and amortization	15,273,705
All other assets	5,343,355
$28,355,778

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities	$8,587,299
Other liabilities, net of current portion	13,081,749
21,669,048
Stockholders' equity (deficiency):	6,686,730
Total liabilities and stockholders' equity (deficiency)	$28,355,778

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

On July 5, 2006, we entered into a Share Sale Agreement (“Agreement”) with William Westmore Purton, an individual, and Synwood Pty Ltd, an Australian corporation (“Synwood” and together with Mr. Purton, the “Sellers”), pursuant to which we have purchased, and the Sellers have sold to us, all of the outstanding capital shares of Dolphin Advanced Technologies Pty Ltd. and its wholly-owned subsidiary (collectively, “Dolphin”). The purchase and sale of the Dolphin capital shares pursuant to the Agreement closed on July 12, 2006.

Pursuant to the Agreement, we paid to the Sellers the following consideration in exchange for all of the issued and outstanding capital shares of Dolphin: (a) a total of $1,350,000, of which $750,000 was paid as a non-refundable deposit in April 2006 upon the execution of the letter of intent between the parties; (b) 2,462,238 shares of our common stock, of which 1,000,000 shares were issued in April 2006 as part of the non-refundable deposit; and (c) secured convertible promissory notes in the aggregate principal amount of $5,782,168. The notes are non-interest bearing and all principal under the notes is due and payable on January 7, 2007. The notes provide that immediately upon our receipt of any shareholder approval of our issuance of the common shares underlying the notes (“Conversion Shares”) required by the rules of the American Stock Exchange, or a determination that shareholder approval of our issuance of the Conversion Shares is not required under the AMEX rules, all outstanding principal will automatically be converted into our common shares at the rate of $3.50 per share.

For a period of two years from the close of the transaction, if the Sellers sell any of the 1,462,238 common shares delivered at closing or the Conversion Shares (together, the “Consideration Shares”) for a price of less than $3.50 per share, we will deliver to the Sellers cash equal to difference between the sale price and $3.50 per share; provided that with regard to any sales of the Consideration Shares otherwise than in a public sale through an ordinary brokers’ transaction, our payment obligation is limited to the difference between $3.50 per share and the greater of the sale price or 90% of the average closing price for our common shares during the ten trading days preceding the sale. The Sellers are obligated to use their reasonable best efforts to obtain the most favorable available sale price. Except for the first 900,000 Consideration Shares sold by the Sellers during the first 90 days following the close, we have no obligation to make up the difference between the sale price of their shares and $3.50 per share in the event of any sale otherwise than in a public sale through an ordinary brokers’ transaction at a sale price of less than 80% of the average closing price for our common shares during the ten trading days preceding the sale.

Our obligations under the notes and the resale price guarantee of the Consideration Shares are secured by Dolphin’s pledge of a security interest in the assets of Dolphin that do not relate to the gaming business of the company.

Results of Operations

Comparison of Three Months Ended June 30, 2006 and 2005

For the three months ended June 30, 2006, we generated gross revenues of $1,738,989 or 39% more than the three months ended June 30, 2005. Gross revenue was offset by sales returns and allowances of $52,174 or 82% less than the three months ended June 30, 2005. Net revenues were $1,686,615 or 76% more than the three months ended June 30, 2005. Specific product line results for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 are provided below.

For the three months ended June 30, 2006, our cost of sales was $1,220,227, or 66% more than the three months ended June 30, 2005. The introduction of the RFID casino chips resulted in an increase in costs of sales of approximately $650,000. In addition we had increased service costs due to the phase-in of new shuffler versions during the quarter - this increased travel related expenses associated with service. The gross margin on revenue for the three months ended June 30, 2006 was $466,588 or 33% more than the three months ended June 30, 2005 due to the increased level of revenue. The gross margin as a percentage of revenue for the three months ended June 30, 2006 was 28% compared to 23% for the prior year period. The higher gross margin as a percentage of revenue in the second quarter of 2006 was due to the sales of the RFID casino chip offset by higher cost of sales related to increased service costs.

	Three months ended June 30, 2006	Three months ended June 30, 2005	Percentage change
Secure Drop
Revenue	0	61,345	(100%)
Cost of Sales	0	6,224	(100%)
Gross Margin	0	55,121	(100%)

Shuffler Sales
Revenue	37,964	696,571	(95%)
Cost of Sales	176,848	89,647	97%
Gross Margin	(138,884)	606,924	(123%)

Shuffler Rentals
Revenue	54,912	70,204	(22%)
Cost of Sales	10,620	60,995	(83%)
Gross Margin	44,292	9,209	381%

DeckChecker Sales
Revenue	320,599	325,693	(2%)
Cost of Sales	128,954	22,513	473%
Gross Margin	191,645	303,180	(37%)

DeckChecker Rentals
Revenue	25,273	65,235	(61%)
Cost of Sales	5,107	9,229	(45%)
Gross Margin	20,166	56,006	(64%)

RFID Casino Chips
Revenue	1,197,270	0	100%
Cost of Sales	650,786	0	100%
Gross Margin	546,484	0	100%

Other
Revenue	50,797	(259,746)	(120%)
Cost of Sales	247,912	587,388	(58%)
Gross Margin	(197,115)	(847,134)	89%

SecureDrop Sales. There were no system sales generated in the three months ended June 30, 2006, due to the Company’s decision to discontinue this product line.

Shuffler Sales. The decrease in revenue was due to reduced demand of PokerOne™ and Random Plus™ shufflers due to a conversion phase in and a reduction in our sales force during the quarter ended June 30, 2006. The cost of sales for shufflers increased $87,200 or 97% due to costs associated with upgrades for Random Plus.

Shuffler Rentals. The $15,292 decrease in shuffler rental revenue reflects the transition of shufflers placed on a rental basis as a result of the conversion from rental units to purchased units in 2005. Our cost of sales for the three months ended June 30, 2006 included cost of shuffler rental depreciation of $10,620 or a reduction of $50,374.

Deck Checker Sales. The slight decrease in Deck Checker sales resulted from the reduced average sales price. In the third quarter 2005, we reduced the list price on Deck Checkers by 38%. The decrease in gross margin percentage resulted from the average selling price decrease during the quarter.

Deck Checker Rentals. The decrease in Deck Checker rental revenue resulted primarily from the conversion of rental units to sale units during prior periods. Our cost of sales included Deck CheckerM rental depreciation of $5,107.

RFID Casino Chips. RFID casino chips are a new product this quarter. Revenue increased $1,197,270 due to international sales. Gross margin was $546,484 or 46%. As we further automate our production methods, we expect to see improved margins over the next year.

Other Revenue. The increase in other revenues was due to the increase sale of supplies and service agreements. We also reduced sales returns and allowances by 82%. Cost of sales declined in the current period as a result of a reduction of approximately $300,000 of our inventory reserve.

General and Administrative Expense

For the three months ended June 30, 2006, our general and administrative expenses were $1,796,531, or 28% less than the three months ended June 30, 2005. The decrease in general and administrative expenses related primarily to a $763,319 decrease in legal costs to defend the Shuffle Master, Inc. lawsuits, and legal/regulatory issues pertaining to former senior management.

Research and Development Expense

For the three months ended June 30, 2006, research and development expenses were $590,098, or 105% more than the period ended June 30, 2006. The increase in research and development expenses was due to the final phase development costs on our new Chip Washer product.

Interest Expense

For the three months ended June 30, 2006, we incurred interest expenses of $505,137, or 0.38% less than the three months ended June 30, 2005. The debt service on our 8% secured note will continue until May 2011, at which time the principal amount is due.

Comparison of Six Months Ended June 30, 2006 and 2005

For the six months ended June 30, 2006, we generated gross revenues of $2,739,894, or 49% more than the six month period ended June 30, 2005. Gross revenues were offset by sales returns and allowances of $340,578. Net revenues were $2,399,316, or 55% more than the six month period ended June 30, 2005 as a result of our first RFID casino chip sale. Specific product line results for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 are provided below.

For the six months ended June 30, 2006, our cost of sales was $1,935,030, or 61% higher than the six month period ended June 30, 2005 as a result of our first RFID casino chip sale. The cost of the RFID casino chip accounted for 54% of the increase. In addition we had increased service costs due to the phase-in of new shuffler versions during the quarter - this increased travel related expenses associated with service.

The gross margin on revenue for the six months ended June 30, 2006 was $464,286, or 19%, and 14% more compared to the gross margin on revenue for the year ended June 30, 2005. The increase in gross margin of $119,078 from the six months ended June 30, 2006 to the six months ended June 30, 2005 reflects the increased level of revenue. The gross margin as a percentage of revenue for the six months ended June 30, 2006 was 19% compared to 22% for the prior year period. The lower gross margin as a percentage of revenue in the second quarter of 2006 was due to higher service costs associated with the cost of upgrading Random Plus and Poker One versions offset by the higher gross margins on the sale of the RFID casino chip.

	Six months ended June 30, 2006	Six months ended June 30, 2005	Percentage change
Secure Drop
Revenue	0	72,593	(100%)
Cost of Sales	0	7,743	(100%)
Gross Margin	0	64,850	(100%)

Shuffler Sales
Revenue	283,137	966,514	(71%)
Cost of Sales	351,403	166,072	112%
Gross Margin	(68,266)	800,442	(109%)

Shuffler Rentals
Revenue	127,046	126,309	1%
Cost of Sales	20,665	116,906	(82%)
Gross Margin	106,381	9,403	1031%

DeckChecker Sales
Revenue	920,202	483,736	90%
Cost of Sales	261,640	56,893	360%
Gross Margin	658,562	426,843	54%

DeckChecker Rentals
Revenue	64,203	130,470	(51%)
Cost of Sales	9,873	18,458	(47%)
Gross Margin	54,330	112,012	(52%)

RFID Casino Chips
Revenue	1,197,270	0	100%
Cost of Sales	650,786	0	100%
Gross Margin	546,484	0	100%

Other
Revenue	(192,542)	(230,399)	(16%)
Cost of Sales	640,664	837,943	(24%)
Gross Margin	(833,206)	(1,068,342)	28%

SecureDrop Sales. There were no system sales generated in the six months ended June 30, 2006, due to the Company’s decision to discontinue this product line.

Shuffler Sales. The decrease in sales was due, in part, to a reduction in the sales force combined with a reduced demand for the PokerOne product. Cost of sales increased 111% due to increased rollout costs of upgrades for the Random Plus and conversion kits for Poker One.

Shuffler Rentals. The decrease in shuffler rental revenue reflects the transition from rental contracts to sales contracts in 2005. Cost of sales include shuffler rental depreciation of $20,665.

Deck Checker Sales. The increase in Deck Checker sales resulted from increased sales primarily to Asian based casinos through our distributor. A reduced selling price in addition to distributor discounts contributed to margin erosion of 15%.

Deck Checker Rentals. The decrease in Deck Checker rental revenue reflects the transition from rental contracts to sales contracts in 2005. Cost of sales included rental depreciation of $9,872.

Other Revenue. The increase in other revenues is due to increased service revenue offset by higher service costs. Sales returns and allowances increased $50,000 or 17%.

General and Administrative Expense

For the six months ended June 30, 2006, our general and administrative expenses were $3,975,482, or 18% less than the six months ended June 30, 2005. The decrease in general and administrative expenses related primarily to a $1,161,400 decrease in legal and regulatory costs to defend the Shuffle Master, Inc. lawsuits and legal/regulatory issues pertaining to former senior management, offset by an increase in options expense, insurance, loss on disposition of assets, trade show expenses, and advertising expenses.

Research and Development Expense

For the six months ended June 30, 2006, research and development expenses were $812,237, or 70% more than the six months ended June 30, 2005. The increase in research and development expenses was due to the substantial completion in 2006 of the development on our new chip washer product line.

Interest Expense

For the six months ended June 30, 2006, we incurred interest expenses of $856,644 or 4% more than the six months ended June 30, 2005. The new $13 million debt financing at 8% interest will result in lower interest expense going forward but the first six months of 2006 included both long term debt of $12 million (convertible notes) at 12% interest and a $5 million line of credit at 9% interest - both of these debt issues were repaid as of May 3, 2006. The debt service on our 8% secured note will continue until May 2011, at which time the principal amount is due.

Liquidity and Capital Resources

Our working capital has increased from $(1,637,021) at December 31, 2005 to $(1,239,675) at June 30, 2006. To fund our continuing operating cash flow deficits, on May 2, 2006, the Company closed on an $18 million financing transaction with four investment funds managed by Bricoleur Capital Management, of San Diego, California (the “Bricoleur Funds”). The $18 million financing consists of $13 million of 8% senior secured promissory notes. The senior debt placement includes detachable warrants to purchase 3.2 million shares at $2.50 per share, some of which are recallable based on early retirement of $6 million of the debt portion of the transaction.

In connection with this debt financing, we also entered into a definitive agreement with the purchasers of our notes whereby we may, at our sole option, require them to purchase up to $5 million of our common stock. This agreement has a term of five years and grants us a binding “put” right to sell our shares at a 20% discount to the volume weighted average price of our shares on the day of a drawdown, subject to a ceiling price of $3.50 per share. In connection with our election to exercise our equity put rights in the aggregate amount of $2.5 million during the quarter ended June 30, 2006, we issued our secured convertible promissory notes (“Put Notes”) to the funds instead of our common shares. The Put Notes are convertible into shares of our common stock at the Put Conversion Price calculated at the time of each election. Two Put Notes in the aggregate principal amount of $1.5 million are convertible at $2.05 per share and a third Put Note in the principal amount of $1 million is convertible at $1.92 per share. The Put Notes provide that all principal under the notes shall automatically convert to shares of our common stock at the Put Conversion Price upon the earlier of (i) the date that we obtain approval of our shareholders for the conversion of the Put Notes, or (ii) August 31, 2006. The Put Notes do not require the repayment of principal in cash except in the event of default by us of its obligations under the notes. All outstanding principal under the Put Notes accrue interest, payable in cash, at the rate of 8% per annum. Our obligations under the Put Notes are secured by the assets of the company. We expect that the Put Notes will convert to our common shares during the third quarter.

In connection with the Bricoleur financing, we conducted the concurrent pay off or conversion into common stock of all of our outstanding 10% senior secured convertible promissory notes. Prior to the Bricoleur financing, we had approximately $11.2 million principal amount of senior secured convertible promissory notes outstanding. Of this amount, the holders of these notes converted approximately $5.2 million in principal and interest into shares of our common stock and we paid off the remaining $6.0 million outstanding balance with a portion of the proceeds from the Bricoleur financing described above.

In addition to retiring our preexisting notes, we used approximately $5 million of the proceeds from the Bricoleur financing described above to retire our existing 9% line of credit. The balance of the proceeds is available to us for general working capital purposes.

As a result of the Bricoleur financing, we will continue to incur significant interest expense in the future, however at a reduced rate as a result of the lower principal amount of aggregate indebtedness and an overall lower rate of interest.

After giving effect to the Bricoleur financing, and assuming the conversion of the Put Notes to our common shares in the third quarter, we had working capital of $1,239,675 as of June 30, 2006, with the ability to draw an additional $2.5 million of funds under the securities put option agreement. We believe that the Bricoleur financing, in addition to our existing cash and cash equivalents together with expected cash generated by operations, will meet our working capital needs, capital expenditures, and commitments through, at least through the end of this year. We will endeavor to raise additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, as result of our present level of debt and certain restrictions on our ability to incur additional indebtedness under our agreement, it is unlikely we will be able to obtain additional debt-based capital, unless a significant portion of the proceeds are used to retire existing debt. There can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected.

Net Cash Used In Investing Activities. The net cash used in investing activities reported for the six months ended June 30, 2006 consisted of $(1,469,651) from the acquisition of intangible assets and deposit monies associated with the Dolphin Technologies Letter of Intent.

Net Cash Provided By Financing Activities. Net cash provided by financing activities reported for the six months ended June 30, 2006 consisted primarily of $13,000,000 provided by the Bricoleur financing, $2.5 million proceeds from put agreement, $5,654,500 in conversion of debt to stock, offset by $6,000,000 in repayment of notes and $4,050,000 in repayment of line of credit.

During the periods ended in 2005 and 2004, our sources of capital included primarily net proceeds of $15,500,000 from a public stock offering and convertible debentures in the amounts of $3,250,000 and $12,000,000, respectively.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

The following is a summary of what management believes are the critical accounting policies related to operations. The application of these policies, in some cases, requires management to make subjective judgments and estimates regarding the effect of matters that are inherently uncertain. See Note 1, "Description of Business and Significant Accounting Policies," to financial statements included in our annual report on Form 10KSB for a more detailed discussion of our accounting policies. Except as described below, we do not employ any critical accounting policies selected from among available alternatives or that require the exercise of significant management judgment.

Revenue Recognition.

We recognize revenue from the sale of our shuffler and Deck Checker products upon shipment against customer contracts or purchase orders. Sales are recognized immediately when shufflers that are rented are converted to purchases depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 48 months.

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

The Company also recognizes revenue on bill and hold transactions when the product is completed and is ready to be shipped and the risk of loss is transferred to the customer. In a certain case, at the customers’ request, the Company is storing the product for a brief period of time. Management evaluates the criteria set forth in SAB 104 related to "bill-and-hold" transactions, precedent to revenue recognition whenever delivery has not occurred. In the current quarter, the Company recognized $1,197,270 in revenue. The transaction was with an international customer, and the goods were held, at the request of the customer. The transaction was determined to have met the SAB 104 criteria for revenue recognition in the current quarter, including the following:

•	The risk of ownership had passed to the buyer,
•	The customer made a fixed commitment to purchase the goods, in writing,
•	The buyer requested that the transaction be on a bill and hold basis, and that the buyer had a substantial business purpose for ordering the goods on a bill and hold basis,
•	There was a fixed schedule for delivery of the goods,
•	The Company did not retain any specific performance obligations such that the earnings process is not complete,
•	The ordered goods were segregated from the Company's inventory and not be subject to being used to fill other orders (because they were manufactured to the customer’s unique specifications), and
•	The product was complete and ready for shipment to be completed.

Intangible Assets.

We currently amortize our intangible assets (patent and technology rights) on a straight-line basis over estimated useful lives of 10 years. Management believes that the useful life of patents and technology rights equals the full term of the patent.

Recent Accounting Pronouncements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Financial Standards (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125. SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management has not yet evaluated or determined the likely effect of SFAS 155 on its future financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company's financial position and results of operations.

Risk Factors

We may require additional funding in the future to continue to operate our business. We had working capital deficit of $(1,239,674) as of June 30, 2006. In May 2006, we entered into an agreement to provide us with $18 million additional debt and equity financing, and believe that this financing, in addition to our existing cash and cash equivalents together with expected cash generated by operations, and non-core asset dispositions, will meet our working capital needs, capital expenditures, and commitments at least through the end of this year. In the event it is not sufficient, we will endeavor to raise additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, as result of our present level of debt and certain restrictions on our ability to incur additional indebtedness under our agreement, it is unlikely we will be able to obtain additional debt-based capital, unless a significant portion of the proceeds are used to retire existing debt. There can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results may occur:

•	the percentage ownership of our existing stockholders will be reduced;

•	our stockholders may experience additional dilution in net book value per share; or

•	the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004, we have incurred net losses of $ 5,180,077, $17,567,230 and $9,538,200, respectively, and our operations have used $5,392,792 , $14,816,322 and $10,660,133 of cash, respectively. As of June 30, 2006, December 31, 2005 and December 31, 2004, we had accumulated deficits of $76,867,855, $71,687,777 and $54,120,547, respectively. Based on our presently known commitments and plans, we believe that we have sufficient funding through the end of 2006. If we are unable to generate additional funds from operational cash flow, we will be required to locate additional sources of capital from private or public placements of debt or equity, or from institutional or other lending sources. If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.

We recently conducted a strategic business acquisition, and the failure to successfully integrate the recent acquisition into our operations could adversely affect our business. In July 2006, we completed the acquisition of Dolphin Advanced Technologies Pty Ltd., an Australian based developer and manufacturer of products for the gaming, automotive, medical and mining industries. We also may make additional acquisitions or enter into joint ventures in the future. While we believe we will effectively integrate such businesses, joint ventures, or strategic alliances with our own, we may be unable to successfully do so and may be unable to realize expected cost savings and/or sales growth. Regarding the Dolphin acquisition, the acquired business includes operations other than development, manufacture and sale of gaming devices, which has been our historical focus. There can be no assurance we will be able to properly supervise and manage the non-gaming businesses or effectively integrate the acquired businesses’ marketing, technology, production, development, distribution and management systems with ours. Acquisitions generally involve significant other risks and uncertainties, including distraction of management’s attention away from normal business operations, expenses associated with the transaction, and unidentified issues not discovered in our due diligence process, such as product quality and technology issues and legal contingencies. Our operating results could be adversely affected by any problems arising during or from the Dolphin acquisition or from modifications or termination of joint ventures and strategic alliances or the inability to effectively integrate any future acquisitions.

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

Adverse results in current litigation could result in substantial monetary damages and impacts on the manufacture and sale of certain of our shuffler products. Shuffle Master, our principal competitor in the shuffler market, has one lawsuit against us for patent infringement. We believe our position to be meritorious based on the Markman hearing ruling as well as a subsequent ruling by the Federal Circuit Court in December 2005, and we have reasonable defenses to Shuffle Master’s claims. However, we cannot determine whether we will ultimately prevail in the lawsuit, nor whether damages, if awarded, would significantly impact our ability to continue to manufacture and sell particular products within the United States and its territories. If we do not prevail, we will be unable to sell the PokerOne shuffler products in the United States unless we change certain components used in the shuffler or obtain appropriate licenses from Shuffle Master to use the playing card shuffler apparatus. In June 2006, we agreed with Shuffle Master to a 90 day standstill in the litigation in order to pursue settlement negotiations.

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

If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter into costly licensing arrangements or redesign our products so as to exclude the infringing technology. As a result, we would incur substantial costs and delays in product development, sales and shipments, our revenues may decline substantially and we may not be able to achieve the growth required for us to achieve profitability

We rely on distributors in international markets, and our limited sales experience in foreign countries could cause us to lose sales.Substantially all sales of our products outside the U.S. are achieved through distributor relationships. This accounts for 24% of revenue for the six months ending June 30, 2006. We believe the distributors that we have engaged are experienced and reputable; however, if we are unable to manage these relationships, our ability to generate revenue and profits in the non-U.S. market may be adversely affected. To the extent that we engage in direct sales outside the U.S., we have limited sales experience and history in foreign markets.

Our management holds a controlling interest in our common stock, giving our management significant power to control matters submitted to our stockholders. As of July 31, 2006, our executive officers and members of our board beneficially own approximately 13,101,151 shares of common stock, or approximately 48% of the outstanding shares of our common stock. Accordingly, these stockholders have significant power to control matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for non management stockholders to effect substantial changes in our company, and also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006.

(b) Changes in Internal Controls.  Since joining VendingData in the fourth quarter of 2005, our current financial management team has and is continuing to implement improvements to our internal controls and procedures to address weaknesses and deficiencies identified by current senior management. Specifically, we have modified, or are in the process improving, our procedures for reconciling intercompany accounts, posting accounts receivable in our accounting system, communicating between sales and accounting personnel, reviewing journal entries, authorizing purchase orders and integrating our financial reporting databases. On March 27, 2006, our independent registered public accounting firm notified our Audit Committee that, during the course of performing its audit of our 2005 financial statements, it had identified one material weakness concerning the proper dating of payments received, which affects the aging of accounts receivable, and a significant deficiency regarding our internal controls over our financial reporting concerning the reconciliation of the separate databases used by us in our financial reporting and inventory tracking. The material weakness and significant deficiency related to processes in place when our current financial management joined our company in the fourth quarter of 2005. We have already addressed and resolved the material weakness concerning the proper dating of payments received. We are in the process of addressing and resolving the significant deficiency concerning the reconciliation of the separate databases and expect that it will be corrected with the implementation of a new corporate-wide accounting system. The Company has decided to change its accounting software and will start implementing Oracle’s E-Business Suite in the third quarter. The accounting system is web-hosted by Oracle and we believe it will improve our ability to consolidate financial results for our China and Australia subsidiaries - it will also provide enhanced auditing capabilities for the Company and its auditors.

While we are in the process of taking the foregoing steps and developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002, the efficacy of the steps we have taken to date and steps we are still in the process of completing is subject to continued management review supported by confirmation and testing by management and by our auditors. As a result, we anticipate that additional changes will be made to our internal controls and procedures. Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

(a)	Exhibits.

10.1	8% Senior Secured Note Purchase Agreement dated May 1, 2006 between the Company and the Bricoleur Funds*

10.2	Amended and Restated Securities Put Agreement dated May 1, 2006 between the Company and the Bricoleur Funds*

10.3	Security Agreement dated May 1, 2006 between the Company and the Bricoleur Funds*

10.4	Registration Rights Agreement dated May 1, 2006 between the Company and the Bricoleur Funds*

10.5	Form of 8% Note*

10.6	Form of Warrant*

10.7	Form of Put Note*

10.8	Share Sale Agreement dated July 5, 2006 between the Company and William Westmore Purton, and Synwood Pty Ltd

10.9	Registration Rights Agreement dated July 11, 2006 between the Company and William Westmore Purton, and Synwood Pty Ltd.

10.10	Form of Unsecured Convertible Promissory Note

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
____________________
* Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 8, 2006

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VendingData Corporation
(Registrant)

Date: August 14, 2006	By:	/s/ Mark R. Newburg
Mark R. Newburg
	Its:	President, Chief Executive Officer and Treasurer
(Principal Executive Officer)

Date: August 14, 2006	By:	/s/ Arnaldo F. Galassi
Arnaldo F. Galassi
	Its:	Chief Financial Officer and Secretary
(Principal Financial Officer)