Form 10QSB
period 2006-09-30
VENDINGDATA CORP
filed 2006-11-15
CIK 1004673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: ________________ to ______________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 29,015,099 shares of common stock, $.001 par value, as of October 31, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

VENDINGDATA CORPORATION

FORM 10-QSB

-i-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VENDINGDATA CORPORATION
Balance Sheets

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS Current assets:
Cash and cash equivalents	$502,178	$935,243
Current portion of accounts receivable, trade, net of allowance for uncollectibles of $316,469 and $276,420	2,616,636	1,550,559
Inventories	3,682,986	3,045,334
Prepaid expenses and other	184,996	117,655
	6,986,796	5,648,791

Equipment rented to customers, net of accumulated depreciation of $89,685 and $228,032	111,340	146,527
Property and equipment, net of accumulated depreciation of $2,291,943 and $2,408,234	3,496,047	585,431
Intangible assets, at cost, net of accumulated amortization of $266,257 and $836,281	5,494,962	1,862,268
Goodwill	13,094,280
Accounts receivable, trade, net of current portion, less unamortized discount	366,203	600,430
Deferred expenses	660,727	748,171
Deposits	459,337	759,653
	$30,669,692	$10,351,271

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of leases payable	$550,547	$471,269
Accounts payable	2,875,954	1,836,234
Accrued expenses	2,371,288	794,203
Deferred revenues, current portion	31,604	52,248
Short-term debt	6,180,324	4,050,000
Current portion of long term debt	1,500,000
Customer deposits	80,654	81,858
	13,590,371	7,285,812

Long -term obligations
Deferred revenues, net of current portion	79,757	161,335
Notes payable	11,500,000	11,654,500
Leases payable, net of current portion	407,790	421,975
Total Liabilities	25,577,918	19,523,622

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 28,969,099 and 18,141,950 shares issued	28,969	18,142
Treasury stock 448,053 common shares	(846,820)	(846,820)
Deferred officers’ compensation	(3,797,006)	(3,419,088)
Additional paid in capital	90,684,880	66,763,192
Deficit	(80,978,249)	(71,687,777)
	5,491,774	(9,172,351)
Total liabilities and stockholders’ equity	$30,669,692	$10,351,271

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Operations
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006		2005	2006	2005
Revenues:
Gaming:
Sales		$379,433	$131,852	$2,780,042	$1,751,521
Rental		75,601	159,662	266,849	416,441
Other		138,982	27,469	287,018	87,909
Non-gaming revenue		1,850,043		1,850,043
		2,444,059	318,983	5,183,952	2,255,871
Sales returns and allowances, gaming		(90,712)	(20,002)	(431,290)	(310,840)
		2,353,347	298,981	4,752,662	1,945,031
Operating costs and expenses:
Cost of sales		2,263,449	2,922,709	4,198,479	4,142,162
Selling, general and administrative		3,062,180	2,306,338	7,037,662	7,174,231
Research and development		448,105	591,807	1,260,341	1,069,496
		5,773,734	5,820,854	12,496,482	12,385,889
Loss from operations		(3,420,387)	(5,521,873)	(7,743,820)	(10,440,858)

Interest expense, unrelated parties		690,008	384,665	1,546,652	1,193,472
Interest expense, related parties					15,063
		690,008	384,665	1,546,652	1,208,535

Net loss		$(4,110,395)	$(5,906,538)	$(9,290,472)	$(11,649,393)

Basic loss per share	$	(0.15)	$(0.35)	$(0.41)	$(0.68)

Weighted average shares outstanding		27,629,090	16,864,005	22,430,475	17,105,093

See accompanying notes to financial statements.

VENDINGDATA CORPORATION
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Net loss	$(9,290,472)	$	(11,649,394)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	528,950		584,750
Amortization of deferred interest	44,465		158,552
Non-cash compensation expense	837,349		365,126
Increase in operating (assets) liabilities:
Trade accounts receivable	(831,850)		710,717
Other receivables	154,486		(32,391)
Inventory	(637,652)		1,510,277
Prepaid expenses	(221,827)		(116,516)
Deferred financing and interest expense	(546,875)
Deposits with vendors	300,316		(3,079)
Accounts payable	1,039,720		1,189,145
Accrued expenses	1,577,084		668,671
Deferred expenses			(2,491,333)
Deferred revenues	(102,222)
Customer expenses			(5,175)
Customer deposits	(1,204)
	2,140,740		2,538,744
Net cash used in operating activities	(7,149,732)		(9,110,650)

Cash flows from investing activities:
Purchase of intellectual property	(716,500)
Purchase of Dolphin (see note 5)	(1,350,000)
Purchase of plant and equipment	(1,560,616)		(897,707)
Proceeds from disposition of equipment produced for rental	35,187
Proceeds from disposition of equipment	405,634		4,700
Net cash used in investing activities	(3,186,295)		(893,007)

Cash flows from financing activities:
Proceeds from sale of stock	3,034,179		3,566,852
Purchase of treasury stock			(846,820)
Proceeds from capital lease financing	300,000
Repayment from leases payable	(279,373)		(1,743,057)
Proceeds from notes payable	13,000,000		8,750,000
Repayment of notes payable	(6,000,000)
Repayment of short-term debt	(4,050,000)		(188,250)
Proceeds from short term debt	398,156
Proceeds from convertible debt	3,500,000
Net cash provided by financing activities	9,902,962		9,538,725
Increase (decrease) in cash and cash equivalents	(433,065)		(464,932)
Cash and cash equivalents at beginning of period	935,243		907,660
Cash and cash equivalents at end of period	$502,178		$442,728
Non-cash investing and financing activities:
Intangible assets acquired with stock	$2,690,000
Note issued for acquisition of Dolphin (see note 5)	$5,782,168
Stock issued as deposit for acquisition (see note 5)	$7,817,833
Debt settled with stock	$9,154,500

See accompanying notes to financial statements.

VENDINGDATA CORPORATION AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited financial statements of VendingData Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Interim results of operations are not indicative of results to be expected for the year.

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

Certain minor reclassifications in prior period amounts have been made to conform to the current period presentation.

Note 2—Segments

The segments identified for geographic region-based enterprise-wide revenue data are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gaming:
North America	$447,996	$298,981	$990,002	$1,553,981
Asia	55,308		1,912,617	267,300
Europe				99,000
South America				24,750
Total gaming	503,304	298,981	2,902,619	1,945,031
Non-gaming:
Asia	1,850,043		1,850,043
Total Revenue	$2,353,347	$298,981	$4,752,662	$1,945,031

The Company's revenues, depreciation and operating income distributed by product are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Secure Drop®		$8,641		$81,235
Shuffler	$192,293	124,957	$602,476	1,289,706
Deck CheckerTM	207,393	157,916	1,191,797	797,021
Casino chips	55,348		1,252,618
Non-gaming	1,850,043		1,850,043
Other	138,982	27,469	287,018	87,909
	2,444,059	318,983	5,183,952	2,255,871
Sales returns and allowances	(90,712)	(20,002)	(431,290)	(310,840)
	$2,353,347	$298,981	$4,752,662	$1,945,031
Depreciation and amortization
Shuffler	$7,899	$54,469	$28,564	$159,908
Deck Checker	3,998	9,229	13,869	27,687
Non-gaming	66,616		66,616
Unallocated	183,116	106,705	419,901	397,155
	$261,629	$171,403	$528,951	$584,750
Operating income (loss)
Secure Drop® gross margin		$8,412		$73,262
Shuffler gross margin	$94,523	(164,266)	$132,638	704,558
Deck Checker gross margin	142,790	149,952	855,683	711,216
Casino chip gross margin	5,845		552,329
Non-gaming gross margin	53,954		53,954
Other costs of good sold	(207,214)	(2,617,826)	(1,040,421)	(3,688,067)
Selling, general, and administrative	(3,062,180)	(2,306,338)	(7,037,662)	(7,172,331)
Research and development	(448,105)	(591,807)	(1,260,341)	(1,069,496)
	$(3,420,387)	$(5,521,873)	$(7,743,820)	$(10,440,858)

Note 3—Loss per Share

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Loss per share is not presented on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to the existence of operating losses.

Note 4—Stock-Based Compensation

Effective with the first quarter of 2006, the Company was required to adopt Financial Accounting Standards Board (FASB) Statement No. 123R, Share-Based Payment, to account for its stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. Previously the Company accounted for all stock-based compensation under FASB Statement No. 123. The adoption of SFAS No. 123R did not have any effect on the Company’s results of operations for the current periods.

The Company has two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan, through which 5,000,000 shares and 300,000 shares are authorized, respectively. As of September 30, 2006, there were 4,849,532 options for shares of common stock issued under the two plans, out of a total 5,300,000 approved pool of shares.

Information with respect to activity under the stock option plans is summarized below.

	Stock Options	Weighted Average Exercise Price
Balance, December 31, 2005	3,953,472	$1.99
Options granted	1,605,000	2.19
Options exercised	360,000	2.19
Options cancelled	348,940	4.00

Balance, September 30, 2006	4,849,532	2.00

Options exercisable (vested) at September 30, 2006	974,938	$2.24

Note 5—Business Combination

In July 2006 the Company acquired Dolphin Advanced Technologies Pty Ltd and its wholly-owned subsidiary (collectively, “Dolphin”) pursuant to a Share Sale Agreement ("Agreement") dated July 5, 2006 with William Westmore Purton, an individual, and Synwood Pty Ltd, an Australian corporation (and together with Mr. Purton, the "Sellers"). Pursuant to the Agreement, the Company paid to the Sellers the following consideration in exchange for all of the issued and outstanding capital shares of Dolphin: (a) a total of $1,350,000, of which $750,000 was paid as a non-refundable deposit in April 2006 upon the execution of the letter of intent between the parties; (b) 2,462,238 shares of the Company’s common stock, of which 1,000,000 shares were issued in April 2006 as part of the non-refundable deposit; and (c) the Company’s secured convertible promissory notes in the aggregate principal amount of $5,782,168. The notes are non-interest bearing and all principal under the notes are due and payable on January 7, 2007. The notes provide that immediately upon the Company’s receipt of any shareholder approval of its issuance of the common shares underlying the notes ("Conversion Shares") required by the rules of the American Stock Exchange, or a determination that shareholder approval of the Company’s issuance of the Conversion Shares is not required under the AMEX rules, all outstanding principal will automatically be converted into the Company’s common shares at the rate of $3.50 per share.

For a period of two years from the close of the transaction, if the Sellers sell any of the 1,462,238 common shares delivered at closing or the Conversion Shares (together, the "Consideration Shares") for a price of less than $3.50 per share, the Company is required to deliver to the Sellers cash equal to difference between the sale price and $3.50 per share; provided that with regard to any sales of the Consideration Shares otherwise than in a public sale through an ordinary brokers' transaction, the Company’s payment obligation will be limited to the difference between $3.50 per share and the greater of the sale price or 90% of the average closing price for the Company’s common shares during the ten trading days preceding the sale. The Sellers are obligated to use their reasonable best efforts to obtain the most favorable available sale price. Except for the first 900,000 Consideration Shares sold by the Sellers during the first 90 days following the close, the Company will have no obligation to make up the difference between the sale price of their shares and $3.50 per share in the event of any sale otherwise than in a public sale through an ordinary brokers' transaction at a sale price of less than 80% of the average closing price for our common shares during the ten trading days preceding the sale.

As of September 29, 2006 the greater variance required to be settled in cash would be based on 90% of the ten day average. Based on the guarantee outlined above, the cash settlement would calculate to $1,867,278, assuming the ten-day average traded price per share discounted to 90% was $2.22.

Note 6—Other Contingencies

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

In February 2004, the State of Nevada initiated a sales/use tax audit of the Company’s, equipment lessors. As of this filing the State of Nevada has not made a determination if there has been a shortfall in the payment of the sales/use tax. The Company has sold and leased back shufflers and Deck Checkers over the last five years. The auditor for the State of Nevada is trying to determine at what level a sales/use tax needs to be collected. The Company now collects from our customers in Nevada and remits payments to the State of Nevada. If the State of Nevada determines that the sales of the products to the leasing companies is the level at which sales/use tax should have been collected, liability of the leasing companies would be passed to the Company. The amount of this potential liability could range from a refund of $144,000 to the payment of sales/use tax with interest and penalties of up to $500,000. Accordingly, no provision has been made for any possible losses in connection with this matter. A hearing with the State of Nevada Department of Taxation originally scheduled for the forth quarter 2006 has been postponed due to a change in the Department’s leadership. The Company intends to vigorously defend its position in this matter.

Note 7—New Debt Financing

On May 2, 2006, the Company closed on an $18 million financing transaction with four investment funds. The $18 million financing consists of $13 million of 8% senior secured promissory notes and a $5 million equity put agreement that can be exercised from time to time at the Company’s option. The senior debt placement included detachable warrants to purchase 3.2 million shares at $2.50 per share, some of which are recallable based on early retirement of $6 million of the debt portion of the transaction. In September 2006, the amount of detachable warrants were reduced to 2.6 million shares at $2.00 per share, some of which are recallable based on early retirement of $6 million of the debt portion of the transaction. Interest at 8% is due semi-annually on July 1, and December 1, each year until repayment. The loan is secured by all the assets of the company. In addition, if the Company reduces the debt to under $7 million within one year of the transaction 800,000 of the 2.6 million warrants will be cancelled, within two years 600,000 of the 2.6 million warrants will be cancelled and within three years 200,000 of the 2.6 million warrants will be cancelled.

As referenced above, the transaction includes a $5 million equity put option for the Company’s common stock, at a discount of 20% to the market at the date of execution of the put. The purchase price for shares sold pursuant to the securities put agreement will be equal to 80% of the volume-weighted average price of the Company’s common stock on the day the Company delivers the requisite purchase notice to the investment funds (“Put Conversion Price”), but not in excess of $3.50 per share. In connection with the Company’s election to exercise its equity put rights in the aggregate amount of $3.5 million through the quarter ended September 30, 2006 the Company issued to the Bricoleur funds 1,852,781 common shares.

Note 8 - Other Significant Transaction

During the quarter ended September 30, 2006, we contracted with Reel Games to become a distributor for us in the Caribbean. Sales to Reel Games accounted for 12% of this quarter’s sales revenue and 2% of sales revenue for the nine months ending September 30, 2006.

Note 9 - Subsequent Events

On October 11, 2006, the "Company" entered into an Alliance Agreement, an Amended and Restated Sales Representative Agreement, and a Securities Purchase Agreement with Elixir Group Limited, a Hong Kong company ("Elixir"). The transactions contemplated by the Securities Purchase Agreement are subject to the approval of the Company's shareholders and all regulatory approvals that may be required.

Alliance Agreement

Pursuant to the Alliance Agreement, Elixir and the Company have agreed to enter into negotiations to establish a manufacturing alliance pursuant to which (i) Elixir will integrate its research and development operations in Macau with the Company's engineering operations in Zuhai, China, (ii) after a satisfactory testing period, the Company will manufacture all products required by Elixir at its China manufacturing facilities, and (iii) Elixir will make an equity investment in a special purpose entity to be formed by the Company to hold the Company's China manufacturing facilities. The manufacturing alliance is subject to the parties' negotiation and agreement on the definitive terms of the manufacturing alliance, and to any required third party approvals.

In connection with the transactions and the relationships contemplated by the Alliance Agreement, Elixir will, subject to the approval of its board of directors, license to the Company the right to use the trade name "Elixir." The Company's rights under the license from Elixir will include the right to change its corporate name to "Elixir Gaming Technologies Incorporated", subject to the approval of the Company's shareholders. The license will be royalty-free, nontransferable and non-exclusive. In addition, the Company and Elixir will negotiate terms under which the Company will acquire an equity interest in Elixir, subject to regulatory approval and shareholder approvals of all parties if required.

The Alliance Agreement imposes certain limitations on the business operations of the Company and Elixir through September 30, 2007, as follows: (i) if Elixir decides to sell a material portion of its business or assets, Elixir must give the Company a 30 day right of first refusal to purchase such business or assets; (ii) if Elixir decides to sell any capital stock, Elixir must give the Company a 30 day right of first refusal to purchase 20% of the stock being offered; (iii) the Company may not compete with Elixir in Asia, take any other action that could cause Elixir to breach certain preexisting agreements with another party, or enter into an alliance with any competitor of Elixir in Asia; (iv) the Company must give Elixir a 30 day right of first refusal if the Company is selling a material portion of its assets; (v) other than the transactions contemplated by the Alliance Agreement, the Company may not solicit any proposal for a change of control of the Company; and (vi) neither Elixir nor the Company will enter into an arrangement with a third party to acquire gaming technology without first giving the other an opportunity to participate. With respect to Elixir, the limitations against third party arrangements to acquire gaming technology apply only to transactions pursued directly by Elixir, and do not extend to arrangements that are pursued by Elixir's parent or sister companies or to acquisitions that relate to Elixir's preexisting relationship with another party. The Alliance Agreement may be terminated immediately upon notice by one party if the other undergoes a change of control or breaches any provision of the agreement.

The Alliance Agreement provides that neither party shall be required to give effect to any of the above-referenced limitations if doing so would cause the party's directors to act in breach of their fiduciary duties, or result in a violation of law or breach of a pre-existing contract by such party.

Amended and Restated Sales Representative Agreement

The Amended and Restated Sales Representative Agreement (the "Sales Agreement") replaces in its entirety that certain Sales Representative Agreement, dated January 5, 2006, by and between the Company and Elixir. Pursuant to the Sales Agreement, the Company has appointed Elixir as its exclusive distributor throughout Asia, and to those casinos controlled by certain designated customers, regardless of where they are located, for the Company's chips, plaques, chip washers, and all new products developed or sold by the Company that do not directly compete with any product distributed by Elixir. The initial period of exclusivity is five (5) years, and may be extended for an additional fifteen (15) year period provided that Elixir achieves an aggregate sales target of US$20,000,000 during the initial five year period. If at any time Elixir fails to achieve a pro rata portion of the sale target during two consecutive 12-month periods, the Company may terminate Elixir's exclusivity under the Sales Agreement with respect to the Asian market upon sixty (60) days written notice. The Sales Agreement is subject to termination (i) by Elixir, without cause, upon thirty (30) days written notice to the Company; (ii) by either party upon written notice if the other party is in breach of any material term of the Sales Agreement and has not remedied the breach within thirty (30) days of receiving notice thereof; (iii) by either party upon written notice if the other party liquidates or becomes insolvent; (iv) by either party immediately if any gaming authority recommends termination of the Sales Agreement, or determines that one of the parties is not suitable to engage in gaming activities; or (v) by either party immediately if such party reasonably believes that the Sales Agreement may have a detrimental impact upon the ability of such party or any of its affiliates to be qualified for, or maintain, any licenses issued by a gaming authority.

Securities Purchase Agreement

Pursuant to the Securities Purchase Agreement, Elixir has agreed to purchase, subject to satisfaction of the closing conditions, for the aggregate price of $2.65 million, 1,000,000 shares of the Company's common stock and warrants to purchase 16,000,000 shares of the Company's common stock at exercise prices ranging from $2.65 to $5.50 per share for a period of thirty-three months beginning on March 31, 2007. The warrants are non-transferable, except to certain affiliates of Elixir. Following the closing of the transaction, Elixir will be entitled to appoint one person to the Company's Board of Directors, and will be able to appoint a replacement director if the Elixir seat on the Board becomes vacant at any time. Upon the exercise of any of the warrants, Elixir will be entitled to appoint to the Board a number of directors proportionate to its equity ownership in the Company, determined on a fully diluted basis.

Following the closing, if at any time Elixir believes in its sole discretion that it is or may be subject to a material regulatory examination, review, process or other requirement relating to its ownership of the Company's securities, and the examination, review, process or requirement may subject Elixir or its affiliates to licensing or gaming regulations in the United States, and Elixir believes in its sole discretion that it is or will be unable to cooperate or comply with such examination or requirements without an unreasonable amount of time, expense or effort, Elixir may transfer ownership of the affected securities to a voting trust. For this purpose, a probity or suitability review or process by federal or state gaming regulators in the United States will be considered a material regulatory requirement. If Elixir believes in its sole discretion, after taking into account the time, expense and effort, that transferring its securities to a voting trust would not be commercially advisable or would not resolve the issue, and the material regulatory requirement is continuing, the Company will use its best efforts to assist Elixir to sell its securities to a third party as expeditiously as possible for an aggregate amount of not less than the sum of $2,650,000 plus the exercise price of any warrants acquired by Elixir at closing and subsequently exercised. If such sale cannot be completed within ninety (90) days, the Company will use its best efforts to repurchase all of the securities issued to Elixir pursuant to the Securities Purchase Agreement for an aggregate amount equal to that described in the preceding sentence. Any repurchase by the Company will be subject to the good faith determination by the Company's Board of Directors that the repurchase is not inconsistent with the Board's fiduciary duties to the Company's shareholders.

The Securities Purchase Agreement includes customary representations, warranties, and covenants by Elixir and the Company, and an indemnity from the Company. The transactions contemplated by the Securities Purchase Agreement are conditioned upon completion by Elixir of a satisfactory due diligence investigation of the Company, approval of the Company's stockholders, and the Company filing an amendment to its articles of incorporation to increase its authorized capital. The amendment to the Company's articles of incorporation is also subject to shareholder approval.

Pursuant to the Securities Purchase Agreement, James Crabbe and Mark Newburg, the Company's Chairman of the Board and Chief Executive Officer, respectively, have agreed to vote all of the shares of the Company's common stock under their control in favor of the transactions contemplated by the Securities Purchase Agreement for the purpose of obtaining any shareholder approvals required thereunder.

Until January 25, 2007, the exercise period of the warrants may be extended at Elixir's request; however, the expiration date may not be extended beyond December 31, 2010, and except as described below the initial exercise date may not be accelerated. If, prior to the date that the warrants first become exercisable, the Company enters into a transaction with a party other than Elixir or its affiliates that will result in a change of control of the Company, then (i) upon consummation of the transaction, warrants to purchase 4,000,000 shares of the Company's common stock at $2.65 per share shall become immediately exercisable, and (ii) all remaining warrants will be cancelled. In addition, if Elixir, an affiliate of Elixir or the holder of any warrant breaches any material obligation under the Securities Purchase Agreement or the relevant warrant, and the breach is not remedied within ninety (90) days of receiving written notice of the breach from the Company, the Company may cancel all or any portion of the warrants that are unexercised at the end of the 90 day cure period.

The exercise price of the warrants and the number of shares issuable pursuant to the warrants are subject to adjustment for stock splits, dividends, rights offerings and other dilutive events. In addition, the number of shares of common stock for which the warrants may be exercised is subject to adjustment if the Company issues shares of its common stock, or securities convertible into or exchangeable for shares of its common stock at a price less than the volume-weighted average price ("VWAP") on the date of issuance. Such an adjustment will be made every time the Company issues common stock as a price below the VWAP; however, no adjustment will be made for shares issued in connection with the exercise of outstanding stock options and warrants, or the exercise of the Company's put rights pursuant to the Securities Put Agreement described in Note 6 above.

In connection with the closing of the transactions contemplated by the Securities Purchase Agreement described above, the Company will enter into a Registration Rights Agreement with Elixir. The Registration Rights Agreement requires the Company to file a selling shareholder registration statement with the SEC within thirty (30) days following the closing of the transactions described in the Securities Purchase Agreement, for purposes of registering the resale of the shares of the Company's common stock issued to Elixir pursuant to the transaction, including all shares that are issued, or may be issued, upon exercise of the warrants. Pursuant to the Registration Rights Agreement, the holders of the securities are also entitled to certain demand and piggyback registration rights.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTIONARY STATEMENT

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-QSB is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-KSB for the year ended December 31, 2005 and subsequent reports on Forms 10 QSB and Form 8-K, which discuss our business in greater detail.

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, current or potential investors, news organizations and others, and discussions with management and other of our representatives, customer and suppliers. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

OVERVIEW

Our strategy is to develop cost-effective niche products for the global gaming industry. We focus on products that increase the security, productivity and profitability of casino operations. Our strategy involves marketing certain of our products for sale (or rent), depending on the product, the geographic location of the customer and other factors. We rely on our internal sales staff and distributor relationships for the sale and rental of our products. Although we anticipate significant sales development and revenue growth, there is no assurance that we will generate sufficient revenue, cash flow or profit to sustain our operations.

On July 11, 2006, we acquired all of the capital shares of Dolphin. The acquisition was accounted for using the purchase method of accounting and our financial condition as of September 30, 2006 and results of operations from July 11, 2006 forward include the assets and operations of Dolphin. Dolphin is engaged in the business of producing high-precision plastic injection molded components and associated tooling, including casino chips and plaques, for the gaming, medical and automotive industries. As a result of the Dolphin acquisition, we have two segments for financial reporting purposes, our gaming operations and our non-gaming operation, which consists of the Dolphin operations in the medical and automotive sectors.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2006 and 2005

For the three months ended September 30, 2006, we generated gross revenues of $2,444,059 or 666% more than the three months ended September 30, 2005. The increase in revenue was due primarily to our acquisition of Dolphin on July 11, 2006. During the three months ended September 30, 2006 we generated $1,850,982 of non-gaming revenue and $55,348 of gaming revenue from our Dolphin operations. Without giving effect to our acquisition of Dolphin, gross revenues during the third quarter increased by $219,685 or 41%. Gross revenue was offset by sales returns and allowances of $90,712 or 354% more than the three months ended September 30, 2005. Net revenues were $2,353,347 or 687% more than the three months ended September 30, 2005. Specific product line results for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 are provided below.

For the three months ended September 30, 2006, our cost of sales was $2,263,449, or 23% less than the three months ended September 30, 2005. In September 2005, we discontinued the Secure Drop and RES product lines resulting in an inventory write down of $2,584,290. A normalized analysis of the cost of sales results in an increase of $1,925,030. The introduction of the Dolphin non-gaming product line accounts for approximately $1,796,000 of this increase. The gross margin on revenue for the three months ended September 30, 2006 was $89,898. The gross margin as a percentage of revenue for the three months ended September 30, 2006 was 4%.

	Three months ended September 20, 2006	Three months ended September 20, 2005	Year to year change	Percentage change

Secure Drop
Revenue	-	8,641	(8,641)	-100%
Cost of Sales	-	230	(230)	-100%
Gross Margin	-	8,411	(8,411)	-100%
Gross Margin %	0%	97%

Shuffler Sales
Revenue	140,878	38,791	102,087	263%
Cost of Sales	89,871	19,357	70,514	364%
Gross Margin	51,006	19,434	31,572	162%
Gross Margin%	36%	50%

Shuffler Rentals
Revenue	51,416	86,167	(34,751)	-40%
Cost of Sales	7,899	43,001	(35,102)	-82%
Gross Margin	43,517	43,166	351	1%
Gross Margin%	85%	50%

Deck Checker
Revenue	183,208	84,420	98,788	117%
Cost of Sales	60,604	(1,226)	61,830	-5043%
Gross Margin	122,603	85,646	36,957	43%
Gross Margin%	67%	101%

Deck Checker Rentals
Revenue	24,185	73,495	(49,310)	-67%
Cost of Sales	3,998	9,229	(5,231)	-57%
Gross Margin	20,187	64,266	(44,079)	-69%
Gross Margin%	83%	87%

Casino Chips
Revenue	55,348	-	55,348	100%
Cost of Sales	49,503	-	49,503	100%
Gross Margin	5,845	-	5,845	100%
Gross Margin%	11%	0%

Non-gaming Product Line
Revenue	1,850,043	-	1,850,043	100%
Cost of Sales	1,796,089	-	1,796,089	100%
Gross Margin	53,954	-	53,954	100%
Gross Margin%	3%	0%

Other
Revenue	48,270	7,467	40,803	546%
Cost of Sales	255,485	2,852,118	(2,596,633)	-91%
Gross Margin	(207,215)	(2,844,651)	2,637,437	128%
Gross Margin%	-429%	-38096%

Total
Revenue	2,353,347	298,981	2,054,366	687%
Cost of Sales	2,263,449	2,922,709	(659,260)	-23%
Gross Margin	89,898	(2,623,728)	2,713,626	-103%
Gross Margin%	4%	-878%

SecureDrop Sales. There were no system sales generated in the three months ended September 30, 2006, due to the Company’s decision to discontinue this product line in September, 2005.

Shuffler Sales. The $102,087 increase in revenue was due to the sale of PokerOne™ shufflers to international customers and the sale of Random Plus™ shufflers through a sales promotion for converting existing Random Ejection Shuffler (RES) customers to the new product. As a result of the Random Plus marketing program the average selling price for shuffler units decreased 38% during the three months ended September 30, 2006 compared to the prior year period. The average material cost of sales for shufflers decreased 3% but was offset with increased installation and conversion expenses.

Shuffler Rentals. Average rental revenue per unit dropped 15% during the three months ended September 30, 2006 compared to the prior year period. Our average cost per unit dropped 13% per unit reflecting the manufacturing savings from China.

Deck Checker Sales. This price reduction the number of units sold increased by 113% in the quarter ended September 30, 2006 driven by the list price reduction we initiated in September 2005, the increased use of pre-shuffled cards by casinos in the US, and the opening of new casinos in Macau. The period over period decrease in gross margin percentage from 101% to 67% resulted from the increased unit sales at a lower average sales price and also the reduced material cost of 41%.

Deck Checker Rentals. The decrease in Deck Checker rental revenue resulted primarily from the conversion of 55% of the rental units to sale units during fourth quarter 2005 and first quarter 2006. Cost controls implemented in 2005 resulted in lower depreciation costs by 55%.

Casino Chips. RFID casino chips are a new product line introduced during the second quarter of 2006.. Revenue continued to grow due to international sales. As we further automate our production methods, we expect to see improved margins over the next year.

Non-gaming product. With the acquisition of Dolphin, there is additional revenue related to Dolphin’s automotive and medical lines of business. The lower margins were caused by the production line preparation costs for non-gaming products mentioned above, which resulted in an average of three percent gross margins related to non-gaming.

Other Revenue. Other income is comprised of miscellaneous consumable products and sales returns and allowances. The increase in other revenues was due to the increased sale of supplies and service agreements. We also increased sales returns and allowances by 354%. The change in smoking laws in the state of Washington is the largest contributor to the increase in sales returns due to the increased bankruptcy filings and card house closures. Cost of sales declined in the current period due to reduced costs of supplies and improved cost controls in the Service department. In September, 2005, there was a one time inventory adjustment of $2,584,290 for discontinued products. When normalized, the reduction to other cost of sales is $12,343 or 5%.

General and Administrative Expense

For the three months ended September 30, 2006, our general and administrative expenses were $3,062,180, or 33% more than the three months ended September 30, 2005. The increase in general and administrative expenses related primarily to the addition of Dolphin. These costs totaled $794,798. There was a 23% increase in travel and entertainment and an increase of $225,000 in stock option expensing. This is offset by decreases in legal costs and legal/regulatory issues pertaining to former senior management.

Research and Development Expense

For the three months ended September 30, 2006, research and development expenses were $448,105 or 24% less than the period ended September 30, 2005. The 24% decrease in research and development expenses reflects the cost savings associated with developing new products in China.

Other (Income)/Expense

In August 2006, we sold intellectual property related to the discontinued SecureDrop product. The fair market value of this IP was written off as a loss in September 2005. The income related to this sale is $500,000 with sales costs of $100,000.

Interest Expense

For the three months ended September 30, 2006, we incurred interest expenses of $690,000, or 79% more than the three months ended September 30, 2005. The increase is due to $66,000 related to the Dolphin line of credit. A non-cash portion of the interest expense is attributable to the expensing of a discounted warrant conversion. The debt service on our 8% secured note will continued until May 2011, at which time the principal amount will be paid.

Comparison of Nine Months Ended September 30, 2006 and 2005

For the nine months ended September 30, 2006, we generated gross revenues of $5,183,952, or 130% more than the nine month period ended September 30, 2005. The increase in revenue was due primarily to our acquisition of Dolphin on July 11, 2006. During the nine months ended September 30, 2006 we generated $1,850,982 of non-gaming revenue and $1,252,618 of gaming revenue from Dolphin operations. Without giving effect to our acquisition of Dolphin, gross revenues during the nine months decreased by $174,580 or 8%. Gross revenues were offset by sales returns and allowances of $431,290. Net revenues were $4,752,663, or 144% more than the nine month period ended September 30, 2005 as a result of our RFID casino chip sales and other product lines at Dolphin. Specific product line results for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 are provided below.

For the nine months ended September 30, 2006, our cost of sales was $4,198,479, or 1% higher than the nine month period ended September 30, 2005. In September 2005, we discontinued the Secure Drop and RES product lines resulting in an inventory write down of $2,584,290. A normalized analysis of the cost of sales results in an increase of $2,640,607. The introduction of the Dolphin non-gaming product line accounts for approximately $1,850,000 of this increase.

The gross margin on revenue for the nine months ended September 30, 2006 was $554,184, or 4%, and 98% more compared to the gross margin on revenue for the period ended September 30, 2005. The increase in gross margin of $2,751,315 for the nine months ended September 30, 2006 compared to the prior year period relates primarily to the one-time inventory adjustment recorded in 2005. When gross margin is normalized, the nine months ended September 30, 2006 is $2,640,607 or 170% higher than the same period in 2005. The gross margin on product as a percentage of revenue for the nine months ended September 30, 2006 was 33% compared to 69% for the prior year period as a result of the changing product mix.

	Nine months ended September 20, 2006	Nine months ended September 20, 2005	Year to year change	Percentage change
Secure Drop
Revenue	-	81,235	(81,235)	-100%
Cost of Sales	-	7,973	(7,973)	-100%
Gross Margin	-	73,262	(73,262)	-100%
Gross Margin%	0%	90%

Shuffler Sales
Revenue	424,015	1,077,230	(653,215)	-61%
Cost of Sales	441,274	198,368	242,906	122%
Gross Margin	(17,260)	878,862	(896,122)	-102%
Gross Margin%	-4%	82%

Shuffler Rentals
Revenue	178,462	212,476	(34,014)	-16%
Cost of Sales	28,564	386,780	(358,216)	-93%
Gross Margin	149,897	(174,304)	324,201	-186%
Gross Margin%	84%	-82%

Deck Checker
Revenue	1,103,410	593,056	510,354	86%
Cost of Sales	322,244	58,118	264,126	454%
Gross Margin	781,165	534,938	246,227	46%
Gross Margin%	71%	90%

Deck Checker Rentals
Revenue	88,388	203,965	(115,578)	-57%
Cost of Sales	13,869	27,687	(13,818)	-50%
Gross Margin	74,518	176,278	(101,760)	-58%
Gross Margin%	84%	86%

Casino Chips
Revenue	1,252,618	-	1,252,618	100%
Cost of Sales	700,289	-	700,289	100%
Gross Margin	552,329	-	552,329	100%
Gross Margin%	44%	0%

Non-gaming Product Line
Revenue	1,850,043	-	1,850,043	100%
Cost of Sales	1,796,089	-	1,796,089	100%
Gross Margin	53,954	-	53,954	100%
Gross Margin%	3%	0%

Other
Revenue	(144,272)	(222,931)	78,659	-35%
Cost of Sales	896,149	3,463,236	(2,567,087)	-74%
Gross Margin	(1,040,420)	(3,686,167)	2,645,747	-72%
Gross Margin%	721%	1654%

Total
Revenue	4,752,663	1,945,031	2,807,632	144%
Cost of Sales	4,198,479	4,142,162	56,317	1%
Gross Margin	554,184	(2,197,131)	2,751,315	-125%
Gross Margin%	12%	-113%

SecureDrop Sales. There were no system sales generated in the nine months ended September 30, 2006, due to the Company’s decision to discontinue this product line in September 2005.

Shuffler Sales. The decrease in sales was due, in part, to a reduction in the sales force combined with a reduced demand for the PokerOne product in the first half of the 2006. Cost of sales increased 122% due to increased rollout costs of upgrades for the Random Plus and conversion kits for Poker One in the first half of the year.

Shuffler Rentals. Average rental revenue per unit dropped 15% during the nine months ended September 30, 2006 compared to the prior year period. Our average cost per unit dropped 13% reflecting the manufacturing savings from China. In addition, the number of rental units in the market was reduced due to a marketing program that converted rental units to sales.

Deck Checker Sales. The increase in Deck Checker sales resulted from increased demand primarily from Asian based casinos. A reduced selling price in addition to distributor discounts increased unit sales by 288% but also contributed to margin erosion of 55% which was offset by material cost savings of 41% per unit .

Deck Checker Rentals. The decrease in Deck Checker rental revenue reflects the marketing program initiated in September 2005 to transition from rental contracts to sales contracts. This program resulted in decreasing rental units by 55%. Cost savings helped reduce the rental depreciation by 41%.

Casino Chips. RFID casino chips are a new product released in June 2006. Revenue continued to grow to $1,252,618 due to international sales. Gross margin was $552,329 or 44%. As we further automate our production methods, we expect to see improved margins over the next year.

Non-gaming Product. With the acquisition of Dolphin, there is additional revenue related to Dolphin’s automotive and medical lines of business. The lower than planned margins were caused by the production line preparation costs for non-gaming products mentioned above, which resulted in an average of three percent gross margins related to non-gaming.

Other Revenue. Other income is comprised of miscellaneous consumable products and sales returns and allowances. The increase in other revenues is due to increased service revenue of 165% offset by higher service costs of 67%. The service costs relate directly to the roll out of RandomPlus and Poker One products. Sales returns and allowances increased $120,450 or 39%. The change in smoking laws in the state of Washington is the largest contributor to the increase in sales returns due to the increased bankruptcy filings and card house closures.

General and Administrative Expense

For the nine months ended September 30, 2006, our general and administrative expenses were $7,037,662, or 2% less than the nine months ended September 30, 2005. Dolphin expenses accounted for $794,798 of the increase while stock option expense accounted for $837,000. This is offset by a decrease in legal and regulatory costs to defend the Shuffle Master, Inc. lawsuits and legal/regulatory issues pertaining to former senior management.

Research and Development Expense

For the nine months ended September 30, 2006, research and development expenses were $1,260,341, or 18% more than the nine months ended September 30, 2005. The increase in research and development expenses is due to the substantial completion in the fist half of 2006 of the new chip washer product line.

Interest Expense

For the nine months ended September 30, 2006, we incurred interest expenses of $1,546,652 or 28% more than the nine months ended September 30, 2005. This increase relates to the addition of Dolphin’s line of credit and the payoff of the $5 million line of credit at 9% interest. A non-cash portion of the interest expense is attributable to the expensing of a discounted warrant conversion. The debt service on our 8% secured note will continue until May 2011, at which time the principal amount is due.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital has decreased from a working capital deficit of $(1,637,021) at December 31, 2005 to a working capital deficit of $(6,603,575) at September 30, 2006. Of that decrease, $5.8 million is attributable to the short term convertible note related to the Dolphin acquisition that will convert into shares of our common stock at a price of $3.50 subject to and concurrent with shareholder approval, which is expected to occur in the fourth quarter of 2006. Assuming the conversion of the Dolphin note, we had a working capital deficit of ($821,407) as of September 30, 2006.

To fund our continuing operating cash flow deficits, on May 2, 2006, we closed on an $18 million financing transaction with four investment funds managed by Bricoleur Capital Management, of San Diego, California (the “Bricoleur Funds”). The $18 million financing includes $13 million of 8% senior secured promissory notes. The senior debt placement includes detachable warrants to purchase 2.6 million shares at $2.00 per share, some of which are recallable based on early retirement of $6 million of the debt portion of the transaction.

In connection with this debt financing, we also entered into a definitive agreement with the purchasers of our notes whereby we may, at our sole option, require them to purchase up to $5 million of our common stock. This agreement has a term of five years and grants us a binding “put” right to sell our shares at a 20% discount to the volume weighted average price of our shares on the day of a drawdown, subject to a ceiling price of $3.50 per share. In connection with our election to exercise our equity put rights in the aggregate amount of $3.5 million during the quarters ended June 30, 2006 and September 30, 2006, we issued 1,852,781common shares to Bricoleur.

In connection with the Bricoleur financing, in May 2006 we conducted the concurrent pay off or conversion into common stock of all of our outstanding 10% senior secured convertible promissory notes. Prior to the Bricoleur financing, we had approximately $11.2 million principal amount of senior secured convertible promissory notes outstanding. Of this amount, the holders of these notes converted approximately $5.2 million in principal and interest into 3,166,661 shares of our common stock and we paid off the remaining $6.0 million outstanding balance with a portion of the proceeds from the Bricoleur financing described above.

In addition to retiring our preexisting notes, we used approximately $5 million of the proceeds from the Bricoleur financing described above to retire our existing 9% line of credit in May 2006. The balance of the proceeds was available to us for general working capital purposes.

As a result of the Bricoleur financing, we will continue to incur significant interest expense in the future, however at a reduced rate as a result of the lower principal amount of aggregate indebtedness and an overall lower rate of interest.

As described in Note 9 of our interim financial statements, in October 2006 we entered into a Securities Purchase Agreement with Elixir Group Limited, a Hong Kong company ("Elixir”) pursuant to which Elixir has agreed to purchase, subject to satisfaction of the closing conditions, for the aggregate price of $2.65 million, 1,000,000 shares of our common stock and warrants to purchase 16,000,000 common shares at exercise prices ranging from $2.65 to $5.50 per share for a period of thirty-three months beginning on March 31, 2007. The Elixir securities purchase is subject to the approval of our shareholders, and the matter is expected to be put to the vote of our shareholders in the fourth quarter of 2006.

Assuming the conversion of the $5.8 million Dolphin note to shares of our common stock, as of September 30, 2006, we had working capital of ($821,407), with the ability to draw an additional $1.5 million of funds under the Bricoleur securities put option agreement and, subject to shareholder approval, obtain an additional $2.65 million from the placement of securities with Elixir. We believe that the Bricoleur financing, and the Elixir transaction, in addition to our existing cash and cash equivalents together with expected cash generated by operations, will meet our working capital needs, capital expenditures, and commitments through the end of this year. However, in the event that we are unable to sell the non-gaming assets of Dolphin we believe that we will require up to $5 million of additional capital in order to fund our current commitments and plan of operations over the next 12 months. We will endeavor to raise additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital. Further,  as result of our present level of debt and certain restrictions on our ability to incur additional indebtedness under our existing loan agreements, it is unlikely we will be able to obtain additional debt-based capital, unless a significant portion of the proceeds are used to retire existing debt. Consequently, there can be no assurance we will be able to obtain continued access to capital as and when needed or, if so, that the terms of any available financing will be subject to commercially reasonable terms. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected.

Net Cash Used In Investing Activities. The net cash used in investing activities reported for the nine months ended September 30, 2006 consisted of $(3,186,295) from the acquisition of intangible assets, acquisition of plant and equipment in China the cash portion of the consideration paid by us in the Dolphin acquisition.

Net Cash Provided By Financing Activities. Net cash provided by financing activities reported for the nine months ended September 30, 2006 consisted primarily of $13,000,000 provided by the Bricoleur financing, $3.5 million proceeds from put agreement, $3,034,179 in the sale stock associated with options and warrants, $9,154,500 in conversion of debt to stock, offset by $6,000,000 in repayment of notes and $4,050,000 in repayment of line of credit.

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

We recognize revenue from the sale of our casino chip and RFID casino chip products upon shipment against customer contracts or purchase orders.

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

The Company also recognizes revenue on bill and hold transactions when the product is completed and is ready to be shipped and the risk of loss is transferred to the customer. In a certain case, at the customers’ request, the Company stored the product for a brief period of time. Management evaluates the criteria set forth in SAB 104 related to "bill-and-hold" transactions, precedent to revenue recognition whenever delivery has not occurred.

Intangible Assets.

We currently amortize our intangible assets (patent and technology rights) on a straight-line basis over estimated useful lives of 10 years. Management believes that the useful life of patents and technology rights equals the full term of the patent.

Recent Accounting Pronouncements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Financial Standards (“SFAS”) 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125. SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management has not yet evaluated or determined the likely effect of SFAS 155 on its future financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company's financial position and results of operations.

RISK FACTORS

We may require additional funding in the future to continue to operate our business. We had working capital deficit of $(6,603,575) as of September 30, 2006. Assuming the conversion of the $5.8 million Dolphin note to shares of our common stock, as of September 30, 2006 we had working capital deficit of ($821,407), with the ability to draw an additional $1.5 million of funds under the Bricoleur securities put option agreement and, subject to shareholder approval, raise an additional $2.65 million from the placement of securities with Elixir. We believe that the Bricoleur financing and the Elixir transaction, in addition to our existing cash and cash equivalents together with expected cash generated by operations, will meet our working capital needs, capital expenditures, and commitments through the end of this year. However, we believe that in the event that we are unable to sell the non-gaming assets of Dolphin we will require up to $5 million of additional capital in order to fund our current commitments and plan of operations over the next 12 months. We will endeavor to raise additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, we have no agreements or understandings with any third parties at this time for our receipt of additional working capital. Further,, as result of our present level of debt and certain restrictions on our ability to incur additional indebtedness under our existing loan agreements, it is unlikely we will be able to obtain additional debt-based capital, unless a significant portion of the proceeds are used to retire existing debt. There can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results may occur:

•	the percentage ownership of our existing stockholders will be reduced;

•	our stockholders may experience additional dilution in net book value per share; or

•	the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004, we have incurred net losses of $9,290,472, $17,567,230 and $9,538,200, respectively, and our operations have used $7,149,732, $14,816,322 and $10,660,133 of cash, respectively. As of September 30, 2006, December 31, 2005 and December 31, 2004, we had accumulated deficits of $80,978,249, $71,687,777 and $54,120,547, respectively. Based on our presently known commitments and plans, we believe that we have sufficient funding through the end of 2006. If we are unable to generate additional funds from operational cash flow, we will be required to locate additional sources of capital from private or public placements of debt or equity, or from institutional or other lending sources. If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.

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

Our Rental shufflers are more susceptible to replacement by customers. All of our leased shufflers are placed with customers under short-term lease arrangements, which, unlike long-term leases or permanent sales of our products, can easily be terminated by a customer. The manner in which such short-term leases are structured puts our shufflers at greater risk of replacement due to pressure from competitors, changes in economic conditions, obsolescence and declining popularity. Casino operators may terminate the use of our products, and we may not be able to maintain and expand the number of installed shufflers through enhancement of existing shufflers, introduction of new shufflers, customer service or otherwise.

We may be unable to adequately protect our intellectual property rights. Our success depends upon maintaining the confidentiality and proprietary nature of our intellectual property rights. Our ability to compete may be damaged, and our revenues may be reduced if we are unable to protect our intellectual property rights adequately. To protect these rights, we rely principally on a combination of:

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

If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter into costly licensing arrangements or redesign our products so as to exclude the infringing technology. As a result, we would incur substantial costs and delays in product development, sales and shipments, our revenues may decline substantially and we may not be able to achieve the growth required for us to achieve profitability

We rely on distributors in international markets, and our limited sales experience in foreign countries could cause us to lose sales. Substantially all sales of our products outside the U.S. are achieved through distributor relationships. This accounts for 79% of revenue for the nine months ending September 30, 2006 compared to 20% in 2005. We believe the distributors that we have engaged are experienced and reputable; however, if we are unable to manage these relationships, our ability to generate revenue and profits in the non-U.S. market may be adversely affected. To the extent that we engage in direct sales outside the U.S., we have limited sales experience and history in foreign markets.

Our management holds a controlling interest in our common stock, giving our management significant power to control matters submitted to our stockholders. As of September 30, 2006, our executive officers and members of our board beneficially own approximately 13,101,151 shares of common stock, or approximately 45% of the outstanding shares of our common stock. Accordingly, these stockholders have significant power to control matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for non management stockholders to effect substantial changes in our company, and also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

ITEM 3.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006.

(b) Changes in Internal Controls.  Since joining VendingData in the fourth quarter of 2005, our current financial management team has and is continuing to implement improvements to our internal controls and procedures to address weaknesses and deficiencies identified by current senior management. Specifically, we have modified, or are in the process improving, our procedures for reconciling intercompany accounts, posting accounts receivable in our accounting system, communicating between sales and accounting personnel, reviewing journal entries, authorizing purchase orders and integrating our financial reporting databases. On March 27, 2006, our independent registered public accounting firm notified our Audit Committee that, during the course of performing its audit of our 2005 financial statements, it had identified one material weakness concerning the proper dating of payments received, which affects the aging of accounts receivable, and a significant deficiency regarding our internal controls over our financial reporting concerning the reconciliation of the separate databases used by us in our financial reporting and inventory tracking. The material weakness and significant deficiency related to processes in place when our current financial management joined our company in the fourth quarter of 2005. We have already addressed and resolved the material weakness concerning the proper dating of payments received .We are in the process of addressing and resolving the significant deficiency concerning the reconciliation of the separate databases and expect that it will be corrected with the implementation of a new corporate-wide accounting system. The Company has decided to change its accounting software and will start implementing Oracle’s E-Business Suite in the third quarter. The accounting system is web-hosted by Oracle and we believe it will improve our ability to consolidate financial results for our China and Australia subsidiaries - it will also provide enhanced auditing capabilities for the Company and its auditors.

While we are in the process of taking the foregoing steps and developing and implementing a formal set of internal controls and procedures for financial reporting as required by the Sarbanes-Oxley Act of 2002, the efficacy of the steps we have taken to date and steps we are in the process of completing is subject to continued management review supported by confirmation and testing by management and by our external auditors. We estimate the completion of this project may be in excess of $1 million over the next 15 months. As a result, we anticipate that additional changes will be made to our internal controls and procedures. Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

(a) Exhibits.

10.1	Alliance Agreement dated October 11, 2006 between the Compnay and Elixir Group Limited

10.2	Amended and Restated Sales Representative Agreement dated October 11, 2006 between the Compnay and Elixir Group Limited

10.3	Securities Purchase Agreement dated October 11, 2006 between the Compnay and Elixir Group Limited

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENDINGDATA CORPORATION (Registrant)

Date: November 14, 2006	By:	/s/ Mark R. Newburg
Mark R. Newburg
	Its:	President, Chief Executive Officer and Treasurer (Principal Executive Officer)

Date: November 14, 2006	By:	/s/ Arnaldo F. Galassi
Arnaldo F. Galassi
	Its:	Chief Financial Officer and Secretary (Principal Financial Officer)