Form 10KSB
period 2006-12-31
VENDINGDATA CORP
filed 2007-04-13
CIK 1004673

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-25855

VendingData Corporation
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-1696010 (I.R.S. Employer Identification No.)
1120 Town Center Dr, Ste 260
Las Vegas, Nevada 89144
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑

State issuer’s revenues for its most recent fiscal year: $7,867,657

State the aggregate market value of voting stock held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $47,586,208 ($2.89 per share as of March 22, 2007).

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 32,511,007 shares as of March 22, 2007.

Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☑

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

We develop, manufacture and distribute products and services to the gaming industry that automate the current manual processes supporting the casino table games business. Our gaming product line is intended to improve security, productivity and profitability of casino operations. Our principal gaming products include:

•	The Deck Checker, a card security device that scans decks of playing cards to ensure an accurate count and verify that all of the cards are present.

•	The Random Plus Shuffler, the next generation of shuffling device that is an updated version of our previously offered Random Ejection Shuffler. The Random Plus Shuffler is capable of shuffling up to eight decks of cards at once.

•	The ShufflePro shuffler, a high-speed card-shuffler designed for use with two deck specialty variation games such as poker and baccarat.

•	Casino Chips:

•	The high frequency RFID casino chip, a traditional casino chip imbedded with a RFID tag that allows casinos to identify counterfeit casino chips and assists casinos in tracking table play.

•	Traditional casino chips sold to casinos for table games.

•	The ChipWasher, a product that washes and sanitizes gaming chips. The ergonomically designed product is intended to provide casinos with ease of operation inside the cage, while being cost-effective, high-speed, environmentally friendly and hygienic.

Additionally, with the acquisition of Dolphin Advanced Technologies Pty Ltd (DolphinTM) in July 2006, we also have non-gaming product lines of high quality and innovative products for a number of market sectors, including automotive and medical.

Automotive

•	Automotive components manufactured by Dolphin for both internal and external applications as well as safety products. The internal/external classification is split to differentiate purchasing departments and the required testing specifications are different for external parts being exposed to harsh atmospheric conditions when compared to the internal parts. An example of internal part is the inner remote door handle and an external part is the wheel nut caps.

•	Dolphin supplies major automotive companies such as General Motors’ Holden and Toyota.

•	Dolphin also supplies parts to automotive component manufacturers such as, Johnson Controls, Autoliv Australia Pty Ltd, Bridgestone Australia Ltd, and Futuris Automotive.

•	Automotive components consist of inner remote door handles, fuel filler hinge assembly, module brackets, steering wheel spoke covers, speaker grills, fasteners, safety products, and cosmetic components.

Medical

•	Dolphin Medical is a world-class manufacturer of medical devices and is geared to meeting the exacting standards of the global healthcare industry.

•	Medical devices are manufactured, assembled and packaged in a TGA certified US Class 10,000 clean room (Australia class — Grade C).

•	Dolphin Medical supplies parts to a number of government and commercial research and development organizations. Dolphin’s customers include Vivus and Acrux.

•	Medical devices include: MDTS Applicators (Estradiol and Testosterone products), UDTS applicators, protein separation cartridges, allergy test kits, haemostatic dressing containers and radio frequency identification devices.

We have an active research and development program for our current products as well as a focus on product line expansion.

We are headquartered in Las Vegas, Nevada with research and manufacturing facilities in Guangdong Province, China and Melbourne, Australia. We maintain our principal offices at 1120 Town Center Dr, Suite 260, Las Vegas, Nevada, 89144. Our telephone number and facsimile number are (702) 733-7195 and (702) 733-7197, respectively, and our website is www.vendingdata.com. Information contained in, or accessible through, our website does not constitute part of this report.

We own or have rights to certain trademarks that we use in connection with the sale of our products, including, but not limited to, the following: VendingDatatm, Deck Checkertm, Random Ejectiontm, Random Plustm, PokerOnetm, ChipWashertm, ShuffleProtm, DeckSetter® and Dolphintm. This report also makes reference to trademarks and trade names of other companies.

RECENT DEVELOPMENTS

During fiscal 2006 through the date of this report, we engaged in the following transactions:

Bricoleur Financing.  In May 2006, we closed on an $18 million financing transaction with four investment funds managed by Bricoleur Capital Management. As more fully disclosed in our current report on Form 8-K dated April 5, 2006 and elsewhere in this report, the $18 million financing consisted of $13 million of 8% senior secured promissory notes and a $5 million equity put agreement that can be exercised from time to time at our option. Concurrent with closing of the Bricoleur financing, the holders of our previously outstanding 10% Senior Notes converted approximately $5.2 million of the principal under those notes to our common shares. We used the proceeds of the financing to retire the balance of the 10% Senior notes and the $5 million 9% line of credit acquired by us in October 2005. We issued to the Bricoleur funds warrants to purchase 2.6 million shares at $2.00 per share, some of which are recallable based on early retirement of $6 million of the debt portion of the transaction. During fiscal 2006, we exercised the put agreement and sold 2,646,541 common shares to the Bricoleur funds for a total of $5 million, at an average price per share of $1.89.

Dolphin Acquisition.  In July 2006, we acquired Dolphin Advanced Technologies Pty Ltd and its wholly-owned subsidiary (collectively, “Dolphin”) pursuant to a share sale agreement dated July 5, 2006 with William Westmore Purton, an individual, and Synwood Pty Ltd, an Australian corporation (and together with Mr. Purton, the “sellers”). As more fully disclosed in our current report on Form 8-K dated July 12, 2006 and elsewhere in this report, we paid to the sellers the following consideration in exchange for all of the issued and outstanding capital shares of Dolphin: (a) a total of $1,350,000, of which $750,000 was paid as a non-refundable deposit in April 2006 upon the execution of the letter of intent between the parties; (b) 2,462,238 shares of our common stock, of which 1,000,000 shares were issued in April 2006 as part of the non-refundable deposit; and (c) our secured convertible promissory notes in the aggregate principal amount of $5,782,168, which were subsequently converted into 1,652,048 of our common shares in December 2006.

Elixir Strategic Alliance.  In October 2006, we entered into an Alliance Agreement, an Amended and Restated Sales Representative Agreement, and a Securities Purchase Agreement with Elixir Group Limited (“Elixir”), a Hong Kong company wholly-owned by Melco International Development Limited (Melco). As more fully disclosed in our current report on Form 8-K dated October 17, 2006, and elsewhere in this report, we have agreed to enter into negotiations with Elixir to establish a manufacturing alliance pursuant to which (i) Elixir will integrate its research and development operations in Macau with our engineering operations in Zhuhai, China, (ii) after a satisfactory testing period, we will manufacture all products required by Elixir at our China manufacturing facilities, and (iii) Elixir will make an equity investment in a special purpose entity we will form to hold our China manufacturing facilities. Pursuant to the Sales Agreement, we have appointed Elixir as our exclusive distributor throughout Asia, and to those casinos controlled by certain designated customers, regardless of where they are located, for our chips, plaques, chip washers, shufflers, DeckCheckers, and all new products developed or sold by us that do not directly compete with any product distributed by Elixir. Pursuant to the securities purchase agreement, in January 2007 Elixir purchased, for the aggregate price of $2.65 million, 1,000,000 shares of our common stock and warrants to purchase 16,000,000 shares of our common stock at exercise prices ranging from $2.65 to $5.50 per share for a period of 36 months beginning on December 31, 2007.

Corporate Restructuring.  In February 2007, we announced a company wide restructuring, which when fully implemented, is expected to reduce costs and expenses by a combined $3.5 million annually. The reorganization changes include:

•	transferring of all research and development efforts to our newly created R&D Center located in Zhuhai, China. The relocation of the engineering division to the Zhuahi office is a strategic step in continuing the forward movement and integration of our engineering division in Zhuhai with Elixir’s newly established gaming research and development center in Macau, as contemplated by our October 2006 Alliance Agreement with Elixir.

•	contracting out US sales and service to a third party that has in place extensive sales and technical service teams throughout the US in order to support the anticipated growth of the company’s domestic business from new product line introductions. Discussions are ongoing and are expected to be concluded by the end of the second quarter.

•	effective February 4, 2007, we relocated our US Corporate offices to 1120 Town Center Drive, Suite 260, Las Vegas, Nevada, 89144, pursuant to lease arrangements that will reduce our overall lease expense in the US by approximately $30,000 per month.

•	the recently completed sale of intellectual property related to the discontinued SecureDrop product line for $500,000. This sale was another step of the plan to redeploy our resources to new product line introductions as well as capitalize on the opportunities in Macau and other growing markets.

Further Expansion of Elixir Alliance.  On February 9, 2007, we expanded the distribution element of our alliance with Elixir to allow for Elixir’s exclusive distribution in Asia of our entire product offering and to include Australia and New Zealand in the exclusive territory.

GLG Financing On March 28, 2007, we completed the sale of 1.625 million shares of common stock at $2.65 per share to GLG North American Opportunity Fund (GLG) for approximately $4.3 million. The stock purchase included warrants to purchase an additional 1.625 million shares at $2.65 per share.

BUSINESS STRATEGY

Our strategy is to increase revenue and margins based on three key factors:

•	Development of product lines with limited competition. We intend to focus on the development or acquisition of new products, such as the high frequency RFID casino chip and the ChipWasher, which have the potential to provide us with product lines with limited or no competition.

•	Expansion into additional domestic and international gaming markets for our products. The worldwide expansion of gaming should provide new markets for our products, and we intend to target sales opportunities in these new markets in addition to our traditional established gaming markets. To help address these markets we continue to look at various distribution channels both in the US and internationally.

•	Implementation of cost reduction initiatives to increase gross margins. We intend to pursue the implementation of cost reduction initiatives with the goal increasing the gross margins on our products over time. We continuously strive to reduce the cost of production and our component parts through the use of production facilities in China.

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

In 2005, we introduced our next generation shuffler, the RandomPlus Shuffler. This shuffler effectively replaced our previous generation shufflers, the Random Ejection Shuffler, and the Continuous Random Ejection Shuffler. In November 2006, we introduced our next generation specialty shuffler, the ShufflePro, which will be available for sale in early 2007.

RandomPlus Shuffler.  The RandomPlus utilizes state of the art electronics for improved reliability and longevity. It has been designed with reliability in mind. The RandomPlus has fewer moving parts than its predecessor and is designed with additional user accessible adjustments to accommodate a wider variety of card types and conditions. It includes additional features, such as the ability to switch from alternating current (AC), to direct current (DC), conversion to an external power supply, redesign of the cabinet, and the addition of an external lever to adjust the shuffler for card thickness.

PokerOne Shuffler.  The PokerOne shuffler is a specialty game shuffler providing shuffles of pre-dealt hands of cards for specialty poker games. Specialty game shufflers are only used in single deck poker variation games such as Caribbean Studtm, Let It Ridetm, Pai Gow Poker and Three Card Poker. The PokerOne shuffler is designed to re-stack the deck and deliver the required number of cards (3, 5 or 7 cards) into packets using a batch system method. We have designed the PokerOne shuffler to:

•	shuffle and prepare the cards into the individual packets required for the specialty poker game;

•	provide sufficient speed to maintain the pace of the game even if just a single player is playing;

•	verify the overall quantity of the cards shuffled and the number of cards in each packet; and

•	verify the actual cards dealt to each player.

ShufflePro To complement our current shufflers, in February 2007, we received approval from Gaming Laboratory International, a worldwide leader in independent game machine testing and certification, for ShufflePro, the Company’s newest specialty shuffler. This single or double deck specialty shuffler will be launched initially in the United States and Europe and marketed through our network of gaming products distributors. ShufflePro is being manufactured in VendingData’s low cost, state-of-the-art facilities in China. ShufflePro is a high-speed card shuffler designed to handle up to two decks of cards, capable of shuffling the smaller “bridge” cards as well as the larger cards typically used for Blackjack. The shuffler can be configured in an embedded table-top version or as a free standing unit. Among its many features, the new ShufflePro shuffles using a patented random selection process:

•	Verifies card count on each shuffle

•	Has indicator lights signaling extra or missing cards

•	Produces shuffles that are unpredictable, and non-trackable

The ShufflePro increases speed and accuracy, and improves dealer productivity. It utilizes enhanced security and integrity technology, and is user-friendly, with easy-to-read message displays. We intend to offer customers both purchase and rental plans through our distributor network, as well as service contracts and customer training programs.

Shuffler Market.  We estimate that there are over 45,000 gaming tables worldwide with many more coming on line in Macau over the next three years and that the market penetration of installations of automatic shufflers is low. We estimate that of the automatic shufflers installed, most of these installations are on specialty gaming tables. Several companies have introduced automatic shufflers for the general market, but for the most part, these efforts have been unsuccessful.

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

Shuffler Installations.  As of December 31, 2006, we had installed a net total of 548 units, representing the number of revenue generating shufflers installed at casinos through sale or rental agreements. Of the units installed as of December 31, 2006, 66 units were installed pursuant to rental agreements, and 482 units were sales. In terms of location, as of December 31, 2006, we have installed our shufflers in 58 different gaming properties.

Competition — Shufflers.  Competition in the shuffler market is intense. The shuffler market is divided into two separate segments, traditional table game and specialty table games. Shuffle Master, Inc. is the current market leader in both the traditional table game and specialty table game markets. We believe our other competitors have a small collective market share of the table game market. With respect to the traditional table game market segment, we compete with Shuffle Master which markets multi-deck continuous shufflers, single deck shufflers and multi-deck batch shufflers.

The DeckChecker

The patented DeckChecker is a card security device that specifically scans playing cards to ensure an accurate count and verify that all of the cards in a deck are present. This innovative product confirms the integrity of each card and will reject any non-conforming cards. The DeckChecker has multiple uses and can be used in the back of the house (casino support departments) to reduce labor costs by expediting the verification process of used cards, or it can be used in the front of the house (the casino floor) to ensure that all table games open with complete and accurate decks, reducing the amount of time it takes to open a table game, thereby increasing productivity. The DeckChecker allows the re-use of playing cards by providing a secure and reliable method of putting used cards back into play, reducing card usage and the associated costs. In addition, the DeckChecker can scan up to eight decks at a time, with each deck scanned in less than 15 seconds. The device is programmed for all standard playing cards, accommodates plastic, paper and plastic coated playing cards and is programmed with many standard card games.

The DeckChecker has an integrated management system and an on-board storage/vault system. The integrated management system gives a report for every transaction — providing an audit trail. Further, the DeckChecker requires limited operator training time, as the machine prompts the user throughout the entire checking process. Since the DeckChecker does not require additional staff, the DeckChecker is designed to increase efficiency and shorten the start-of-the-day and the end-of-the-day procedures.

Market and Distribution of the DeckChecker.  We estimate that the potential market for the DeckChecker to be one machine for every ten table games, or approximately 5,000 machines installed worldwide. As of December 31, 2006, we had 214 units of the DeckChecker installed at 57 casinos, 206 of which were purchased and eight of which were rented. We placed more than 100 DeckCheckers in Macau in 2006.

Competition — DeckChecker.  We believe Shuffle Master’s MD2 product provides limited competition for the DeckChecker.

High Frequency RFID Casino Chip

High frequency 13.56 MHz RFID casino chip is designed to provide real-time data capability, enhanced chip security, player tracking and accounting management benefits for casinos. The high frequency RFID chips enable casinos to read 1,000 chips in a second and have a memory capacity of over 10,000 bits. In comparison to the existing RFID casino chip technology (the 125KHz RFID chip), the 13.56 MHz chip is faster, has much greater memory capacity, is more economic to produce and, being more robust, it is more cost effective and easier to install. As an example, if there are 100 chips in a particular player position — in the same time that it takes the 125 KHz technology to determine that there are 100 chips in the field — the 13.56 MHz has not only determined the number of chips, it has also interrogated 3 or 4 levels of security features within each chip, authenticated the unique identity of each individual chip, determined the value of the bet and calculated the win or loss. The 13.56MHZ technology enables real time monitoring of table games. We believe the high frequency RFID chips provide significant cost advantages over predecessor technology.

High frequency RFID Market.  We estimate that the addressable chip market is at least 100 million casino chips worldwide. Initially the market will emerge from the build-out of new casinos in Macau. From 2006 through 2008, at least 15 new casinos will be built in Macau and it is expected that the new casinos will be migrating to the new chip technology to thwart counterfeiters and to track casino chip movement within the properties. As of December 31, 2006, we had approximately 1,100,000 RFID casino chips installed — including 800,000 at the Galaxy Star World Casino in Macau.

Competition — High frequency RFID Market.  There is limited competition in this market and a high barrier of entry. There is currently one other provider of high frequency RFID casino chips, Gaming Partners International Corporation (GPIC).

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

ChipWasher Market.  We estimate that the addressable chip market is at least 100 million casino chips worldwide. Currently, chips are either washed by hand or placed in commercial clothes washing machines. We estimate that there is a market for an easy to use, high speed chip washer and the development of that market will be furthered with the introduction of high frequency RFID chips that will require better care and handling than traditional chips.

Competition — ChipWasher.  There is no other equipment specifically manufactured for the washing of casino chips in the market today.

Dolphin Automotive

Automotive components (e.g., inner remote door handles, fuel filler hinge assembly, module brackets, steering wheel spoke covers, speaker grills, fasteners, safety products, and cosmetic components) are manufactured by Dolphin for both internal and external automotive applications as well as safety products. Dolphin supplies major automotive companies such as General Motors Holden and Toyota.

Automotive Components Market.  We estimate that the addressable market for our automotive components is $70 million in Australia, although the total Australian plastic component market is approximately $650 million. In addition to Australia, Dolphin is supplying components to several countries around the world such as Argentina, Mexico, Germany, Malaysia, and Thailand. Expansion to the US markets and China is expected in 2007.

Competition — Automotive Components Global sourcing of the major automotive customers remains very competitive, and Dolphin’s main competitors are Illinois Tool works, Hook Plastics and MTM Systems. Nonetheless, Dolphin has been able to target costs for both tooling and component and provide an overall package offering high technical expertise for high precision and complex parts and was recently awarded with four new projects with General Motors’ Holden and four new projects with Autoliv at the start of 2007

Dolphin Medical

Dolphin Medical is a world-class manufacturer of medical devices and is geared to meeting the exacting standards of the global healthcare industry. Medical devices include: MDTS Applicators (Estradiol and Testosterone products), UDTS applicators, protein separation cartridges, allergy test kits, haemostatic dressing containers and radio frequency identification devices. Medical devices are manufactured, assembled and packaged in a TGA certified US Class 10,000 clean room. Dolphin Medical supplies parts to a number of government and commercial research and development organizations. Dolphin’s customers include Vivus and Acrux.

Medical Devices Market.  The market in medical devices is somewhat limited in Australia as it is based around research and development of potential components and results in small volume batch production. Once the component has been supplied in the small batch volumes and all the product validation is completed and approved, the product volume increases and is then transferred to larger market bases such as the European and United States markets for mass production to satisfy the necessary demand.

Competition — Medical Devices The medical market in Australia is limited to not more than three companies, and the business is distributed based on the level of trials and what level of clean room is required by potential customers.

RESEARCH AND DEVELOPMENT

In February 2007, we transferred all research and development efforts to our newly created R&D Center located in Zhuhai, China. The relocation of the engineering division to the Zhuahi office is a strategic step in continuing the integration of our engineering division in Zhuhai with Elixir’s newly established gaming research and development center in Macau, as per the Alliance Agreement completed subsequent to our year-end on January 18, 2007. Our current research and development emphasis is to improve our existing product lines, as demonstrated by our development of our new ShufflePro shuffler to be deployed in early 2007. We spent $1,555,882 in 2006 and $1,394,006 in 2005 on research and development activities. We expect our research and development expenses to increase as we develop enhancements to the current shuffler line and develop new products in conjunction with the Elixir product lines.

GAMING REGULATION AND LICENSING

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

We have approvals that enable us to conduct our business in numerous jurisdictions, subject in each case to the conditions of the particular approvals. These conditions may include limitations as to the type of product we may sell or lease, as well as limitations on the type of facility (such as riverboats) and the territory within which we may operate (such as tribal nations). Jurisdictions in which we, and specific personnel where required, have authorizations with respect to some or all of our products and activities including Arizona, California, Indiana, Iowa, Kansas, Michigan, Mississippi, Missouri, Nevada, New York, Washington, various Native American tribes, as well as Argentina, Bahamas, Peru, Puerto Rico, Macau, Russia, Sweden and Vietnam.

Certain Indian tribes throughout the United States that have compacts with the states in which their tribal dominions are located operate or propose to operate casinos, and these tribes may require suppliers of gaming and gaming-related equipment to obtain authorizations. We have worked and will continue to work with these tribes to obtain the necessary authorizations.

During 2006, we cooperated with certain state gaming authorities with respect to the required re-licensing of our company in certain jurisdictions, as well as the licensing of our new management team. We do not anticipate that this process will have a material adverse effect on us. We continue to cooperate with all gaming regulatory agencies as necessary and applicable to maintain good standing in all jurisdictions in which we hold a license.

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

Regulation of Stockholders

In most jurisdictions, in which we are subject to regulatory oversight, certain beneficial owners of our voting securities or other securities may, at the discretion of the gaming regulatory authorities, be required to file an application for a license, finding of suitability or other approval and in the process subject himself or herself to an investigation by those authorities. We believe gaming regulatory authorities typically do not require such action unless a beneficial owner owns more than 5% of our outstanding voting securities, at which time many jurisdictions require certain reports to be filed.

Regulation and licensing — Nevada

In September 2006, upon request we submitted an application for licensing to the Nevada Gaming Control Board. As part of the licensing process, The Nevada Gaming Control Board may investigate us or any individual who has a material relationship to, or material involvement with, us in order to determine whether such individual is suitable or should be licensed. Besides the company, our officers, directors and certain key employees will be required to file applications and be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause that they deem reasonable. A finding of suitability is comparable to licensing. Both require submission of detailed personal and financial information, which is followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all costs of the investigation.

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

In the event that we are found to have violated the Nevada Gaming Control Act, the licenses and/or approvals we hold could be limited, conditioned, suspended or revoked. In addition, we and the persons involved could be required to pay substantial fines, at the discretion of the Nevada Gaming Control Board, for each separate violation of the Nevada Gaming Control Act. The limitation, conditioning or suspension of any license or approval held by us could and revocation of any license or approval would materially adversely affect our operations.

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

Mississippi.  In June 2006, we were approved by the Mississippi Gaming Commission for licensure as a manufacturer and distributor. Until this application was approved we were not able to sell or service our shuffler products in Mississippi. The Commission had previously determined that our DeckChecker product is a type of gaming associated equipment that may be sold in Mississippi without our first receiving a license.

New Jersey.  Upon a satisfactory initial background investigation, in December 2005 we obtained a transactional waiver approval from the New Jersey Commission to engage in specific transactions with certain New Jersey casinos pending the outcome of the complete investigation of our license application. The transactional approval process permitted us to continue our business with New Jersey casinos pending the completion of the investigation. Our transactional waiver expired in New Jersey in Deember 2006. We are currently working with regulators there to re-aquire a transactional waiver.

Louisiana.  In 2005, the Louisiana State Police, Gaming Division, in connection with our annual renewal of our supplier/manufacturers licenses investigated us with respect to certain omissions in our gaming application relating to a former officer and two directors. We received a Notice of Hearing Date before the Louisiana Gaming Control Board Administrative Hearing Office for January 24, 2006. A settlement agreement and related motions executed by VendingData and the Louisiana State Police, Gaming Division, and passed affirmatively upon by the Administrative Law Judge retained by the Louisiana Gaming Control Board was approved, by the Louisiana Gaming Control Board at its February 21, 2006, meeting. The settlement allows VendingData to re-apply for a gaming license in 30 months.

Indiana.  During 2006, we underwent a thorough investigation by the Indiana Gaming Control Board as part of the process of renewing our license in Indiana. On November 9, 2006, our license renewal was granted.

Rincon Tribal Gaming Commission, California.  The Rincon Tribal Gaming Commission denied our application in February 2005, primarily due to certain omissions contained in applications filed by a former senior executive officer. Our new management team is evaluating whether to file new applications with this jurisdiction.

United States — Federal

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

CUSTOMER SERVICE

To date, we have centralized most of our service functions in Las Vegas, Nevada for the purposes of ensuring uniform repair of our products. As such, all major technical maintenance on our products has been conducted by our local technicians. We have also provided our customers with additional back-up products for use until we can return the serviced products to them.

With respect to routine maintenance, we have in the past employed multiple remote service technicians in various locations in the United States.

In February 2007, we decided to transfer the responsibility for US sales and service to a third party that has existing extensive sales and technical service teams throughout the US in order to support the anticipated growth of the company’s domestic business from new product line introductions. Discussions are ongoing and are expected to be concluded in the second quarter of 2007.

Our standard warranty period is 90 days for our products. If a problem arises during the warranty period, we will arrange for the product to be fixed at no cost to the customer. Certain components that we use to manufacture our products are acquired from third parties, and may contain a longer warranty period. For example, the warranty period on all memory chips is ten years.

MARKETING AND DISTRIBUTION

As the gaming industry becomes increasingly more competitive, our strategy is to develop and deliver cost-effective, customer-focused, niche products and services that increase the security, productivity and profitability for the global gaming industry. As part of our strategy, we offer to lease or sell our products to casinos and other lawful gaming establishments.

Current sales strategies include the performance of live demonstrations of our products to potential customers. These demonstrations occur at both the customer sites and at our Las Vegas showroom. Our marketing department supports the sales effort through direct mail advertising and presentations at domestic and international trade shows. Future marketing plans include more effective sales demonstration tools that take advantage of current computer, web, and video technologies.

We sell and lease our products directly to gaming operators and indirectly through distributors. In general, except as described below, we depend on distributors to sell our products internationally and on our sales team to sell our products domestically. Our distributors receive compensation through our volume discount pricing structure, which allows them to sell the products to their customers at market driven prices. In fiscal year 2006, our direct sales accounted for 87% of our revenue and distributor-based sales accounted for 13%.

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

On February 28, 2006, we entered into a distribution agreement with Elixir. The distribution agreement had an initial three year term, with rollover provisions, and provided exclusive distribution rights for our high frequency RFID casino chip for certain Southeast Asia casino properties and non-exclusive distribution rights elsewhere in Asia. In October 2006 and February 2007, the distribution agreement was expanded to encompass our entire product line including shuffler lines and the DeckChecker product. We also extended Elixir’s exclusive distribution rights to include all of Asia, Australia and New Zealand.

CUSTOMERS

Our customers for gaming products are domestic and international casino and gaming operators. Any adverse changes in the financial condition of our major customers, any loss of our major customers, or any meaningful reduction in the level of sales to any of these customers could have a materially adverse impact on the business. Additionally, 47% of our revenue is related to Dolphin’s non-gaming product lines. Major customers include Holden Motors, Autoliv Australia and Johnson Controls.

COMPETITION

The gaming industry is extremely competitive. Although we have assembled an experienced management team, which uses its knowledge of the gaming industry to tailor our products and services to the needs of the gaming industry, we compete with many established companies that are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations; greater financial, technical, marketing and other resources; more employees and more extensive facilities than we now have, or will have in the foreseeable future. The competitive pressures of the gaming industry will require us to invest in additional research and development. The need to update and innovate may result in increased costs for, and reduced margins on, our products and services.

Our non-gaming product lines are sold to long standing customers however; this does not ensure that we will be able to retain our customers. We will need to continue to provide cost effective, quality products in order to maintain our customers and attract new customers in the future.

PRODUCT DEVELOPMENT, MANUFACTURING AND ASSEMBLY

We maintain a state-of-the-art facility for our product development and final assembly divisions in Xiaolan, China. In Zhuhai, China, we have 13 full-time engineers working in research and development of our shufflers, enhancements to our DeckChecker product line, and final development of our ChipWasher line.

We also maintain a state-of-the-art manufacturing facility in Melbourne, Australia, for the production of our casino chips — the high frequency Dolphin RFID chip and traditional casino chips — as well as the non-gaming products including automotive and pharmaceutical product lines.

In addition, we occasionally engage consultants in research and development to complement our skill set in specific areas of engineering activities. We hire contract personnel on a varied basis depending upon production and installation volume.

SUPPLIERS

Most components for the shufflers and our DeckChecker are sourced in China. Shuffler and DeckChecker assembly is being done in China and final units are shipped to Las Vegas for distribution to the North America and European markets. The manufacturing of RFID casino chips is performed at our Dolphin subsidiary in Australia, which specializes in plastic injection molding. Dolphin has licensed certain RFID technology from Magellan Technology Pty Ltd in Sydney, Australia, the owner of the intellectual property for RFID technology. Dolphin is sourcing their RFID tags from Progressive Gaming International Corp (“PGIC”).

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

With respect to our shufflers, the United States Patent and Trademark Office has issued ten patents, Patent Nos. 5,584,483, 5,676,372, 6,019,368, 6,293,546, 6,299,167, 6,698,756 and 6,719,288, 6,886,829, 6,959,925 and 7,066,464 in addition to two design patents, Patent Nos. D488,193 and D490,481. These patents expire on dates between April 2014 and April 2024. In addition, there are seven patent applications on file with the United States Patent and Trademark Office and nine applications pending in foreign countries. Our shufflers have also been issued two patents in Australia and one patent in Canada. For additional information with respect to the ongoing litigation involving Shuffle Master, Inc., see “Item 3. Legal Proceedings.”

With respect to the ChipWasher and DeckSetter (, we acquired the rights to these pursuant to a patent and trade secret purchase agreement dated October 6, 2005 in which we purchased all of the tangible and intangible assets related to the ChipWasher and DeckSetter from Dolphin. The purchase price was $566,000, where $200,000 was payable upon execution of the contract and $366,000 was payable over twelve months after completion of due diligence. The first payment in the amount of $200,000 was completed on November 9, 2005 and the first installment payment was initiated on February 9, 2006. Two additional installment payments were made prior to VendingData acquiring all of Dolphin.

With respect to the RFID chip technology we acquired the rights to the technology pursuant to a patent purchase agreement dated October 1, 2005 in which we purchased the patent rights and all other intellectual property rights relating to the RFID chip from Dolphin. The purchase price was $750,000 plus one million shares of our common stock, where $125,000 was payable upon execution of the contract and second installment of $125,000 was to be paid on the execution of a Licensing and Manufacturing Agreement. The final $500,000 was payable over six months after completion of the agreement. The first payment in the amount of $125,000 was completed on October 12, 2005. We issued one million shares on the execution of the Licensing and Manufacturing Agreement on February 27, 2006. We made a final payment of $625,000 on April 4, 2006.

Included in the patent purchase agreement, we acquired the rights to U.S. Patent No. 6,659,875, which covers a unique process for manufacturing RFID chips and plaques. Patents covering similar processes have also been issued in Australia and the United Kingdom. In addition, on February 13, 2007, an new provisional specification was filed in Australia to protect additional enhancements in the manufacture of RFID chips and plaques. We plan to file applications based on these enhancements for patent protection throughout the world.

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

In January 2007, we concluded the sale of a patent portfolio related to the discontinued Secure Drop product line for $500,000.

EMPLOYEES

As of December 31, 2006, we had approximately 40 full-time employees in the United States, 66 full-time employees in China, and 90 full time employees in Australia. None of our US or China employees are represented by a labor union, and we consider our relationships with our employees to be satisfactory. In Australia, a few employees are members of the NUW (National Union of Workers) and we consider our relationships with our employees to be satisfactory. All U.S employees have signed confidentiality agreements, which prohibit them from disclosing any of our confidential information at any time during or after their employment with us. We have also executed confidentiality and non-competition agreements with all key China personnel.

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

We may require additional funding in the future to continue to operate our business.  As of December 31, 2006, we had a working capital deficit of ($18,800). In January 2007, we received gross proceeds of $2.65 million as a result of the sale of our equity securities Elixir. After giving effect to the sale of equity securities to Elixir, we had pro forma working capital of approximately $2.32 million as of December 31, 2006. In March 2007, we received an additional $4.3 million of working capital through our sale of equity securities to GLG North American Opportunity Fund. We believe that our cash on hand together with cash to be generated by operations will meet our working capital needs, capital expenditures, and commitments for at the next 12 months. In the event it is not sufficient, we will endeavor to raise additional required funds through various financing sources, including the sale of our equity. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results may occur:

•	the percentage ownership of our existing stockholders may be reduced;

•	our stockholders may experience additional dilution in net book value per share; or

•	the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

We have a history of significant operating losses and anticipate continued operating losses, and we may be unable to achieve profitability.  We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the years ended December 31, 2006 and 2005 we have incurred net losses of $13,734,719 and $17,567,230, respectively, and our operations have used $8,177,052 and $14,816,322 of cash, respectively. As of December 31, 2006 and 2005, we had accumulated deficits of $85,422,497, and $71,687,777, respectively. Over the past several years, we have derived only limited revenues, which have been insufficient to sustain our operations. We may not generate sufficient revenue to sustain future operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for our products. The overall market may not be receptive to our products, and we may not successfully compete in the target market for our products.

Our leased shufflers are more susceptible to replacement by customers.  All of our leased shufflers are placed with customers under short-term lease arrangements, which, unlike long-term leases or permanent sales of our products, can easily be terminated by a customer. The manner in which such short-term leases are structured puts our leased shufflers at greater risk of replacement due to pressure from competitors, changes in economic conditions, obsolescence and declining popularity. Casino operators may terminate the use of our products, and we may not be able to maintain and expand the number of installed shufflers through enhancement of existing shufflers, introduction of new shufflers, customer service or other reasons.

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

Adverse results in current litigation could result in substantial monetary damages and adversely impact on the manufacture and sale of certain of our shuffler products.  Shuffle Master, our principal competitor in the shuffler market, has, in prior years, filed two lawsuits against us for patent infringement. The first suit was settled in 2005. Concerning the second lawsuit, we believe our position to be meritorious. On February 28, 2007, the United States District Court for the District of Nevada entered an order that adopted and affirmed the ruling by the Magistrate Judge in favor of VendingData’s claim construction in the case. The order adopting VendingData’s claim construction leaves Shuffle Master exposed to liability on a $3 million bond it posted to secure the preliminary injunction. VendingData intends to vigorously pursue collection of the $3 million bond and other damages from Shuffle Master (see also Part II — Item 1. Legal Proceedings). However, we cannot determine whether we will ultimately prevail in the lawsuit or, if we are successful, whether we will be able to collect any portion of the bond or a meaningful amount of damages.

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

If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter into costly licensing arrangements or redesign our products so as to exclude the infringing technology. As a result, we would incur substantial costs and delays in product development, sales and shipments, our revenues may decline substantially and we may not be able to achieve the growth required for us to achieve profitability

We rely on distributors in international markets, and our limited sales experience in foreign countries could cause us to lose sales.  Substantially all sales of our products outside the U.S. are achieved through distributor relationships and by the first quarter of 2007, our U.S. sales will also be achieved through a distributor relationship. We believe the distributors that we have engaged and will engage are experienced and reputable; however, if we are unable to manage these relationships, our ability to generate revenue and profits may be adversely affected. To the extent that we engage in direct sales outside the U.S., we have limited sales experience and history in foreign markets.

Our management holds a controlling interest in our common stock, giving our management the power to significantly influence all matters submitted to our stockholders.  As of March 9, 2006, our executive officers and members of our board beneficially own approximately 10,850,866 shares of common stock, or approximately 33% of the outstanding shares of our common stock. Accordingly, these stockholders have the power to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for non-management stockholders to effect substantial changes in our company, and also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.

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

In 2006, we leased approximately 58,725 square feet for our headquarters at 6830 Spencer Street, Las Vegas, Nevada 89119, which housed our corporate offices, including sales and engineering departments, and warehouse space. The lease required payments of approximately $58,000 per month and expired in January 2007. As of February 2007, the company moved its headquarters to new offices at 1120 Town Center Drive, Suite 260, Las Vegas, Nevada, 89144, and leases approximately 7,000 square feet. The five year lease requires payments of approximately $17,500 per month and expires in February 2012. Additionally, our warehouse facilities moved to 6151 S. McLeod, Suite A, Las Vegas, Nevada, 89120, and we lease approximately 3,000 square feet. The three year lease requires payments of approximately $2,500 per month and expires in February 2010.

In August 2005, we leased office, manufacturing and warehouse space within Xiaolan Town in Zhongshan City, Guangdong Province, China to accommodate our manufacturing requirements. The facilities consist of over 47,000 square feet. The lease payments are approximately $4,300 per month, and the lease ends in August 2008. In June 2006, we leased office space in Zhuhai, China, to accommodate our research and development team. The facilities consist of approximately 2,100 square feet. The lease payments are approximately $1,500 per month, and the lease expires in August 2008.

In January 2004 and September 2004, Dolphin, our Melbourne based subsidiary, leased office, manufacturing and warehouse space at 590 Waterdale Road, West Heidelberg, 3081, Australia, and renewed its existing lease for 600 Waterdale Road, respectively. The facilities consist of approximately 32,000 square feet each. The lease payments are approximately $21,500 per month each and the leases expire on January 30, 2014, and December 16, 2013, respectively.

ITEM 3.	LEGAL PROCEEDINGS

On October 5, 2004, Shuffle Master filed a patent infringement action in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL) claiming that the use, importation and offering for sale of our PokerOne shuffler infringed Shuffle Master’s United States Patent No. 6,655,684. We responded by denying Shuffle Master’s claim of patent infringement and requesting that the court enter a declaratory judgment of non-infringement. On November 30, 2004, the District Court granted Shuffle Master’s motion for preliminary injunction, prohibiting us from selling our PokerOne shuffler in the United States pending resolution of the lawsuit. On March 4, 2005, the Federal Circuit Court of Appeals issued an order staying the injunction pending our appeal of the matter. On December 27, 2005, the Federal Circuit held that the District Court erred in failing to properly construe Shuffle Master’s patent claims before preliminarily enjoining us and on this basis vacated the order. As a result, we may seek to recover from Shuffle Master any damages we suffered as a result of the wrongful injunction. With respect to the merits of Shuffle Master’s action, a Magistrate Judge appointed by the District Court to conduct a Markman hearing to determine the proper construction of Shuffle Master’s patent claims recommended on September 26, 2005 that the Court adopt the claim construction urged by us. On February 28, 2007, the United States District Court for the District of Nevada entered an order that adopted and affirmed the ruling by the Magistrate Judge in favor of VendingData and against Shuffle Master. We believe the order adopting our claim construction leaves Shuffle Master exposed to liability on a $3 million bond it posted to secure the preliminary injunction. We intend to vigorously pursue collection of the $3 million bond and other damages from Shuffle Master, however there can be no assurance we will be successful in doing so.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on December 28, 2006. All of the persons nominated to serve on our board of directors, namely James Crabbe, Mark Newburg, Maj. Gen. Paul Harvey, Vincent DiVito and Robert Miodunski, were elected to our board of directors. In addition, our share holders approved each of the other proposals set forth at the meeting as follows:

Our shareholders approved the issuance of up to 1,652,048 shares of our common stock upon conversion of promissory notes issued in the Dolphin acquisition, with shares voted as follows:

Shares voted for	20,132,714
Shares against	727,725
Shares abstaining	14,100

Our shareholders approved the issuance of up to 793,760 shares of our common stock issuable upon the conversion of promissory notes issued in the Bricoleur financing transaction, with shares voted as follows:

Shares voted for	20,830,934
Shares against	328,505
Shares abstaining	14,100

Our shareholders approved the issuance of 150,000 shares of common stock to certain directors, with shares voted as follows:

Shares voted for	19,334,499
Shares against	1,526,940
Shares abstaining	13,100

Our shareholders approved the issuance of all shares of our common stock issuable in the Elixir transaction, with shares voted as follows:

Shares voted for	20,830,714
Shares against	30,225
Shares abstaining	13,600

Our shareholders approved an amendment to our articles of incorporation to increase our authorized common stock, with shares voted as follows:

Shares voted for	25,801,596
Shares against	182,083
Shares abstaining	15,282

Our shareholders approved an amendment to our articles of incorporation to change our corporate name, with shares voted as follows:

Shares voted for	25,924,825
Shares against	68,536
Shares abstaining	5,600

Our shareholders approved an amendment to our 1999 stock option plan to increase the number of shares that may be issued, with shares voted as follows:

Shares voted for	19,625,369
Shares against	1,152,370
Shares abstaining	96,800

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock currently trades on the American Stock Exchange, or AMEX, under the symbol “VNX.”

The following table sets forth the high and low closing sale price of our common stock, as reported by the AMEX for each quarter during the past two fiscal years:

2006	Low	High

Fourth Quarter	$1.97	$2.70
Third Quarter	$1.98	$2.62
Second Quarter	$2.00	$2.96
First Quarter	$2.20	$3.80

2005	Low	High

Fourth Quarter	$2.29	$3.70
Third Quarter	$1.34	$2.25
Second Quarter	$1.80	$2.15
First Quarter	$1.49	$2.22

Shareholders

As of March 22, 2007, we had outstanding 32,511,007 shares of common stock, held by approximately 260 stockholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future. Also, under the terms of the $18 million financing entered in May 2006, we will not, without first obtaining the written approval of the lenders, repurchase, redeem, or declare or pay any cash dividend or distribution on, any shares of our capital stock.

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

OVERVIEW

Our business strategy is to develop and deliver cost-effective, customer-focused, niche products and services that increase the security, productivity and profitability for the global gaming industry. These products include card shufflers, card verification devices, traditional, high frequency RFID imbedded casino chips, and chip washer as part of our gaming business. Our Australian subsidiary is a plastic injection molding company that manufactures our casino chips and also has non-gaming manufacturing consisting of automotive components as well as some medical related plastic component manufacturing. Our strategy involves marketing certain of our gaming products for sale or lease, depending on the product, the geographic location of the customer and other factors. We rely on our internal sales staff and distributor relationships for the sale and rental of our gaming products.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2006 AND 2005

For 2006, we generated gross revenues of 166% more than the year ended December 31, 2005. Gross revenues were offset by sales returns and allowances of $383,122. Specific product line results for the year ended December 31, 2006 compared to the year ended December 31, 2005 are provided below. Sales increased as a result our acquisition of Dolphin Advanced Technologies Pty Ltd in July 2006, the introduction and sale of the high frequency RFID casino chip to a casino in Macau and the acceptance of the DeckChecker product at new casino openings in Macau. We acquired Dolphin as of July 11, 2006 and our results of operations from that date forward include the operating results of Dolphin. Our newly acquired Dolphin subsidiary accounted for $3,780,430 of revenue during fiscal 2006 from the sale of non-gaming products.

For 2006, our cost of sales was 15% more than 2005. The cost of sales increase can be attributed to the costs associated with deploying the new high frequency RFID casino chips and the negative gross margins associated with the non-gaming products manufactured at our Dolphin subsidiary. These increases are offset by material cost savings realized from the improved relations with vendors in China.

The overall negative gross margin on revenue for 2006, improved over 2005, excluding the impact of an inventory write down of $3,068,846 in 2005, by more than $1.2 million or 55%.

SecureDrop Sales.  As a result of our decision to discontinue new installations for this product line there were no system sales generated in 2006. Our SecureDrop sales in 2005 consisted of supply items for systems already in place.

Shuffler Sales.  The 65% decrease in sales, from $1,311,000 in 2005 to $462,000 in 2006, was due, in part, to the replacement of discontinued products with new products but at lower introductory or replacement pricing. Also affecting sales for PokerOne were the lingering effects of the Shuffle Master suit causing customer uncertainty on the product. The 58% decrease in the cost of shuffler sales in 2006 was due primarily to costs related to the roll out of two new shuffler products in 2005. Our average cost per unit decreased 20% due to production costs in our China facility.

Shuffler Rentals.  The 17% decrease in shuffler rental revenue, from $279,000 to $230,000, reflects the reduced number of shufflers placed on a rental basis as a result of the conversion of rental units to purchased units in 2005 and the failure to place additional shuffler units on a rental basis. The number of rental units dropped 27% from the year ending 2005 to 2006. Cost of sales dropped 92% in 2006 and includes shuffler rental depreciation of $36,758 during 2006 compared to $467,983 (includes depreciation as well as significant service costs attributed to the deployment of new product) during the prior year period. The cost of sales decrease can be attributed to the incremental costs in deploying upgraded versions of PokerOne and RandomPlus in 2005.

DeckChecker Sales.  The 60% increase in DeckChecker sales, from $861,000 in 2005 to $1,377,000 in 2006, resulted primarily from sales to casinos in Macau. Our average sales price dropped 38% due to the increased sales to distributors versus direct sales by us. Further, we decreased our DeckChecker costs by approximately 30%.

DeckChecker Rentals.  The 55% decrease in DeckChecker rental revenue, from $241,000 in 2005 to $108,000 in 2006, resulted primarily from increased sales of DeckCheckers as a result of more competitive pricing of the product domestically and internationally. The number of rental units dropped 72% from 2005 to 2006. Cost of sales included rental depreciation of $16,961 during the year ended December 31, 2006 compared to $77,476 during the prior year.

Casino Chips.  RFID casino chips are a new product line introduced during the second quarter of 2006. Revenue continued to grow due to international sales. Total casino chip revenue was $1,800,000 in 2006. As we further automate our production methods, we expect to see improved margins over the next year.

Non-gaming product.  With the acquisition of Dolphin there is additional revenue of $3,780,000 not related to the gaming business. Over 59% of this revenue relates to the automotive line of business. In the fourth quarter of 2006, we experienced higher costs of sales due to our expenditure of approximately $1.8 million for the conversion of our production line for a new long term automotive contract. We expect to see margins improve over the next year.

Other Income.  The 124% increase in other revenues was due to the increase sale of supplies and service agreements and also the reduction of sales returns and allowances. In 2005, the change in smoking laws in the state of Washington impacted that segment of our business as several customers had filed for bankruptcy or closed down, thus we saw increased returns in 2005 resulting in negative revenue for fiscal 2005. The year ended December 31, 2005 included shuffler service costs of $3,014,806 compared to $2,111,902 in shuffler service costs during 2006. Cost of sales declined in 2006 due to reduced material costs of supplies and improved costs controls in our service department. In 2005, there was a one time inventory adjustment of $2,584,290 for discontinued products and an additional inventory adjustment of $484,556. When normalized, cost of sales in 2006 was $826,669 or 27% less than costs of sales in 2005.

Selling, General and Administrative Expense

For the year ended 2006, our selling, general and administrative expense was $9,323,468 or 1% more than 2005. Approximately $607,000 of the increase in general and administrative expenses is attributable to our acquisition of Dolphin which is included in our results of operations from July 11, 2006 forward. Giving effect to the Dolphin impact, US and China expenses decreased by approximately $395,000 from fiscal 2006 to fiscal 2005. The decrease is composed of approximately $1,979,000 decrease in legal and regulatory costs due to defense of the patent lawsuits and legal/regulatory issues pertaining to former senior management. These reductions are offset by an increase of $703,000 in payroll primarily related to the conversion of management from consulting to employees in October 2005, a $621,000 increase in finance fees relating to the Elixir transaction, a $250,000 increase in acquisition costs associated with the Dolphin acquisition, and $88,000 increase for Sarbanes Oxley consulting fees. A $21,500 increase in 2006 rent expense is attributable to the Dolphin acquisition and the related addition of leased office and manufacturing facilities in Australia. Rent reductions in 2007 will include lower cost in Las Vegas under new leases and elimination of the Washington office.

Research and Development Expenses

For 2006, research and development expenses, associated with the development of the ChipWasher and ShufflePro, were $1,555,882, or 12% more than 2005.

Interest Expense

For 2006, we incurred interest expenses of $1,821,502 or 15% more than 2005. In May 2006, we placed $13 million of 8% senior secured promissory notes to the Bricoleur funds. Concurrent with closing of the 8% senior secured note financing, the holders of our previously outstanding 10% senior notes converted approximately $5.2 million of the principal under those notes to our common shares. We used the proceeds of the May 2006 financing to retire the balance of the 10% senior notes and the $5 million 9% line of credit acquired by us in October 2005. The increase in interest expense in fiscal 2006 was primarily attributable to the debt service related to our 8% senior secured note arrangement, Dolphin’s short term overdraft facilities and, for the first five months of 2006, the 9% senior secured notes, the 10% senior secured convertible notes and the $5 million 9% line of credit. This also includes $81,174 in related party interest for Dolphin.

FINANCIAL CONDITION

As of December 31, 2006, we had a working capital deficit of $(18,801). In January 2007 we received gross proceeds of $2.65 million as a result of the sale of our equity securities Elixir. After giving effect to the note conversions and sale of equity securities to Elixir, we had pro forma working capital of approximately $2.32 million as of December 31, 2006. In March 2007, we received an additional $4.3 million of working capital through our sale of equity securities to GLG North American Opportunity Fund.

Based primarily on recent financing and other developments discussed below under Liquidity and Capital Resources, we believe that our cash on hand as of the date of this report, our reduced infrastructure costs in the US, and our distribution agreement with Elixir will be sufficient to meet our working capital needs, capital expenditures, and commitments for at the next 12 months. In the event we need additional working capital we will endeavor to raise additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, as result of our present level of debt and certain restrictions on our ability to incur additional indebtedness under our financing agreement with the Bricoleur funds, it is unlikely we will be able to obtain additional debt-based capital, unless a significant portion of the proceeds are used to retire existing debt. There can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected.

Liquidity and Capital Resources

Sources of Capital

During 2006, our sources of capital included a placement of our common stock; equipment financing from a third party, short-term notes from stockholders, convertible debentures and other private sources of capital.

We received proceeds of $300,000 and paid $528,253 of lease payments related to 2006 and prior year leases. As of December 31, 2006, we had outstanding equipment financing of $709,991. These equipment leases have terms of 36 to 39 months and were not recorded as sales because each of the leases included a mandatory buy-back provision.

We repaid $4,050,000 in short-term debt, during 2006. As of December 31, 2006, we had outstanding short-term loans in the aggregate amount of $676,600 comprised of equipment related loans and a partially utilized overdraft facility by our Australian subsidiary.

In 2005, to fund our continuing operating cash flow deficits, in addition to using the remaining cash we had on hand at the beginning of the year, we raised additional capital through private placements of $10 million of our 10% senior secured convertible notes in February 2005 (the “February Senior Notes”) and $2 million our 10% senior secured convertible notes in March 2005 (the “March Senior Notes” and together with the February Senior Notes, the “Senior Notes”). On October 6, 2005, we obtained a one year revolving credit facility in the amount of $5 million, As described below, in May 2006, we sold to the Bricoleur funds $13 million of our 8% senior secured promissory notes. We used a portion of the proceeds from that placement to pay off the full $5 million under the credit line in May 2006 and pay off approximately $6 million of our Senior Notes. The $5.6 million balance of our Senior Notes were converted to our common shares according to the terms of conversion in the notes.

On May 2, 2006, we closed on an $18 million financing transaction with four investment funds managed by Bricoleur Capital Management. The $18 million financing consisted of $13 million of 8% senior secured promissory notes and a $5 million equity put agreement exercisable by us from time to time at our option. The senior debt placement included detachable warrants to purchase 3.2 million shares at $2.50 per share. In September 2006, the amount of detachable warrants was reduced to 2.6 million shares at $2.00 per share, some of which are recallable based on early retirement of $6 million of the debt portion of the transaction. Interest at 8% is due semi-annually on June 1, and December 1, each year until repayment. The loan is secured by all the assets of the company. In addition, if we reduce the debt to under $7 million within one year of the transaction, 650,000 of the 2.6 million warrants will be cancelled, within two years 325,000 of the 2.6 million warrants will be cancelled and within three years 162,500 of the 2.6 million warrants will be cancelled.

The foregoing transaction included a $5 million equity put option for our common stock, at a discount of 20% to the market at the date of execution of the put. The purchase price for shares sold pursuant to the securities put agreement was set at 80% of the volume-weighted average price of our common stock on the day we deliver the requisite purchase notice to the funds, but not in excess of $3.50 per share. In connection with our election to exercise our equity put rights in the aggregate amount of $5 million through the year ended December 31, 2006, we sold to the Bricoleur funds 2,646,541 common shares at an average price per share of $1.89.

In addition, on February 6, 2007, we announced a Company-wide restructuring, which when fully implemented, we expect to reduce costs and expenses by a combined $3.5 million annually. The reorganization changes included:

•	Transferring of all research and development efforts to our newly created R&D Center located in Zhuhai, China. The relocation of the engineering division to the Zhuahi office is a strategic step in continuing the forward movement and integration of our engineering division in Zhuhai with Elixir’s newly established gaming research and development center in Macau, as per the Alliance Agreement completed on January 18, 2007.

•	Transferring the responsibility for US sales and service to another party that has in place extensive sales and technical service teams throughout the US in order to support the anticipated growth of the company’s domestic business from new product line introductions. Discussions were ongoing and are expected to be concluded by the end of the first quarter.

•	Relocating the Company’s US Corporate offices to 1120 Town Center Drive, Suite 260, Las Vegas, Nevada, 89144.

•	The recently completed sale of intellectual property related to the discontinued SecureDrop product line. The proceeds of the transaction totaled $500,000. This sale was another step of the plan to redeploy our resources to new product line introductions as well as capitalize on the opportunities in Macau and other growing markets.

On February 9, 2007, we expanded the distribution element of our alliance with Elixir for exclusive distribution in Asia to include our entire product offering. The prior agreement between the two companies included only our casino chips and casino chip-related product lines and did not include Australia and New Zealand in the territory. The expanded agreement provides for distribution of chips and chip related products as well as the exclusive distribution and service by Elixir of our DeckChecker and shuffler lines, including all future product additions, for the entire Asia-Pacific region.

On March 28, 2007, we completed a sale of 1.625 million shares of common stock at $2.65 per share. The stock purchase included warrants to purchase an additional 1.625 million shares at $2.65 per share for total cash proceeds of approximately $4.3 million.

The Company’s ability to maintain adequate liquidity in the medium-to-long term may be dependent upon the success of management’s plans to address and overcome prior operating losses. Management has developed and refined its 2007 operating plan to increase its sales by the rollout of new shuffler products, sale of its high frequency RFID casino chip product to new casino openings in Macau, and improving its sales efforts domestically and internationally through newly announced distributorship arrangement with Elixir in Asia and TCSJohnHuxley in Europe. Management continues in its efforts to reduce operating costs through the transfer of manufacturing operations to China. Management has focused on financial condition and liquidity improvements through its capital raising efforts in 2006 and earlier, resulting in improved cash and working capital positiona. As a result of expected sales improvements and operating cost initiatives, management believes that the Company will begin to generate positive operating cash flows during 2007.

Contractual Cash Obligations and Off Balance Sheet Arrangements.

Our contractual cash obligations under our debt agreements, capital leases and operating leases for the next five years are as follows as of December 31, 2006:

		Payments due by Period
					After 5
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	Years

Debt Agreements	$22,269,618	$2,476,093	$3,392,225	$3,444,215	$12,957,085
Capital Leases	709,991	440,719	269,272	0	0
Operating Leases	—	—	—	—	—

TOTAL	$22,979,609	$2,916,812	$3,661,497	$3,444,215	$12,957,085

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

Allowance for Doubtful Accounts.

In connection with the preparation of our financial statements, management reviews and evaluates the collectability of our trade receivables and adjusts our allowance for estimated uncollectible accounts as deemed necessary in the circumstances. These estimates have the potential for critically affecting the determination of results of operations for any given period. Factors considered by management in making such estimates and adjustments include any concentrations among customers, changes in our relationships therewith, payment history and the apparent financial condition of our customers.

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

We recognize revenue from our sales to independent distributors upon shipment against distributor contracts or purchase orders of our product.

Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms. All rental contracts are cancelable upon 30-day written notice by the customer. Maintenance expense for rental units is recorded in the period it is incurred.

The extended warranty and maintenance components that are part of long term sales contracts are unbundled and recognized as deferred revenue amortized over the remaining life of the sales agreement after the initial 90-day warranty as required by the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We provide currently for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for our products, and our recorded warranty liability is, therefore, not material, we do provide for maintenance contracts that are billed and recognized on a monthly basis.

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

We also recognize revenue on bill and hold transactions when the product is completed and is ready to be shipped and the risk of loss is transferred to the customer. In a certain case, at the customers’ request, we store the product for a brief period of time. Management evaluates the criteria set forth in SAB 104 related to “bill-and-hold” transactions, precedent to revenue recognition whenever delivery has not occurred.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities is a replacement of FASB Statement No. 125.  SFAS 155 will be effective for all financial instruments issued or acquired after the beginning of our fiscal year 2007. We have not yet evaluated and determined the likely effect of SFAS 155 on our future financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which deals with the accounting for uncertainty in income taxes. FIN 48 will be effective for the quarter ending March 31, 2007. Since as a result of our history of operating losses, we have not recognized any tax provisions or benefits in our financial statements, its effects, if any, will be solely on our income tax-related disclosures and, therefore, we do not expect that it will have a material impact on our financial position, results of operations or cash flows for the foreseeable future.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for financial statements issued for fiscal year 2008. We are currently evaluating the effects, if any, that SFAS Nos. 157 and 159 will have on our future financial position, results of operations and operating cash flows.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
VendingData Corporation

We have audited the consolidated balance sheets of VendingData Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Dolphin Advanced Technologies PTY LTD (Dolphin), a wholly-owned subsidiary, which financial statements reflect total assets of $5,002,148 and total revenues of $5,645,527 or 16% and 72% of the respective consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dolphin, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  Piercy Bowler Taylor & Kern
Piercy Bowler Taylor & Kern
Certified Public Accountants and Business Advisors

March 23, 2007
Las Vegas, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
VendingData Corporation

We have audited the consolidated balance sheet of Dolphin Advanced Technologies Pty Ltd as of December 31, 2006, and the related consolidated statement of operations, consolidated statement of changes in stockholders equity and consolidated cash flow statement for the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), Those standards require tat we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Dolphin Advanced Technologies Pty Ltd at December 31, 2006, and the results of its operations and its cash flow for the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America,

Horwath Melbourne
Chartered Accountants

22 March 2007
Melbourne, Australia

VENDINGDATA CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$333,888	$935,243
Current portion of accounts receivable, trade net of allowance for uncollectibles of $267,154 and 276,420	1,856,898	1,550,559
Other receivables	2,650,000	0
Due from employee	138,181	4,098
Prepaid expenses and other receivables	46,494	113,557
Inventories	3,407,361	3,045,334

	8,432,822	5,648,791
Accounts receivable, trade, net of current portion, less unamortized discount	358,841	600,430
Equipment rented to customers, net of accumulated depreciation of $67,673 and $228,032	94,777	146,527
Property and equipment, at cost, net of accumulated depreciation of $2,472,897, and $2,408,234	3,493,817	585,431
Intangible assets, at cost, net of accumulated amortization of $654,369 and $836,281	4,801,945	1,862,268
Goodwill	13,429,199	—
Deferred costs	613,974	748,171
Deposits and other assets	305,282	759,653

	$31,530,657	$10,351,271

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Capital leases payable, current portion	$440,719	$471,269
Accounts payable	2,354,163	1,836,234
Accrued expenses	3,122,792	794,203
Deferred revenues, current portion	43,599	52,248
Short-term debt	676,600	4,050,000
Current portion of long-term debt	1,799,494	—
Customer deposits	14,257	81,858

	8,451,624	7,285,812
Deferred revenues, net of current portion	43,199	161,335
Notes payable, net of current portion	19,793,524	11,654,500
Capital leases payable, net of current portion	269,272	421,975

	28,557,619	19,523,622

Stockholders’ equity (deficiency):
Common stock, $.001 par value, 70,000,000 shares authorized 30,015,099 and 18,141,950 share issued (or issuable)	30,016	18,142
Additional paid-in capital	104,676,021	66,763,192
Treasury stock, 448,053 shares at cost	(846,820)	(846,820)
Deferred expense	(15,463,683)	(3,419,088)
Deficit	(85,422,496)	(71,687,777)

	2,973,038	(9,172,351)

	$31,530,657	$10,351,271

See accompanying notes to consolidated financial statements.

VENDINGDATA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31, 2006 and 2005

	2006	2005

Revenues
Sales	$3,637,753	$2,302,484
Rental	338,058	519,635
Non-gaming revenue	3,780,430
Service	230,178
Other	264,359	278,619

	8,250,778	3,100,738
Less sales returns and allowances	(383,122)	(739,263)

	7,867,656	2,361,475

Operating costs and expenses:
Cost of sales, including an inventory writedown of $3,068,846 in 2005	8,901,524	7,736,066
Selling, general and administrative	9,323,468	9,220,636
Research and development	1,555,882	1,394,006

	19,780,874	18,350,708
Loss from operations	(11,913,218)	(15,989,233)

Interest expense, including $15,063 and $31,974 to related parties	1,821,501	1,577,997

Net loss	$(13,734,719)	$(17,567,230)

Basic loss per share	$(0.57)	$(1.03)

Weighted average number of shares outstanding	24,270,827	17,050,398

See accompanying notes to consolidated financial statements.

VENDINGDATA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2006 and 2005

				Additional
	Common Stock			Paid-In		Treasury	Deferred
	Shares	Dollars		Capital		Stock	Expense	Deficit	Total

Balances, January 1, 2005	17,199,558	$17,200		$59,843,273				$(54,120,547)	$5,739,926
Options issued for employee compensation				4,129,903	(1)		$(3,419,088)		710,815
Exercise of employee options	70,000	70		130,080					130,150
Stock issued for conversion of debt	209,393	209		345,290					345,499
Exchange of warrants for stock				1,143,570		$(846,820)			296,750
Exercise of warrants	162,500	163		418,576					418,739
Stock issued for services	100,000	100		152,900					153,000
Sale of shares	400,000	400	(2)	599,600					600,000
Net loss								(17,567,230)	(17,567,230)

Balances, December 31, 2005	18,141,451	18,142		66,763,192		(846,820)	(3,419,088)	(71,687,777)	(9,172,351)
Options issued for employee compensation				3,454,056			(3,454,056)
Exercise of employee options	632,164	632		1,504,496					2,774,025
Amortization of deferred compensation expense							1,268,896		1,268,896
Warrants issued for financing				9,865,686			(9,859,435)		6,250
Stock issued for conversion of debt	5,279,246	5,280		9,149,220					9,154,500
Stock issued for acquisition of Dolphin	2,462,238	2,462		7,815,371					7,817,833
Stock issued to distributor through subscription receivable	1,000,000	1,000		2,649,000					2,650,000
Exercise of warrants	1,500,000	1,500		1,648,500					1,650,000
Stock issued for acquisition of technology	1,000,000	1,000		1,826,500					1,827,500
Net loss								(13,734,719)	(13,734,719)

Balances, December 31, 2006	30,015,099	$30,016		$104,676,021		$(846,820)	$(15,463,683)	$(85,422,496)	$2,973,038

(1)	Includes 75,000 stock options at $126,000 that were issued and subsequently cancelled within the year 2005. A total of 1,419,590 stock options were cancelled during 2005.

(2)	Proceeds from the sale of 400,000 shares sold were received in 2005 but shares were issued in 2006.

See accompanying notes to consolidated financial statements.

VENDINGDATA CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(13,734,719)	$(17,567,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	462,274	1,031,968
Amortization of intangible assets	348,823	154,281
Amortization of deferred financing costs	134,197	188,213
Stock based compensation expense	1,268,896	3,516,852
Increase in operating (assets) liabilities:
Trade accounts receivable	945,405	709,942
Inventory	1,143,122	9,992
Prepaid expenses and other assets	67,063	148,114
Deferred financing costs		(3,855,138)
Deposits with vendors	454,372	220,563
Accounts payable	(730,349)	595,558
Accrued expenses	2,026,329	367,004
Deferred revenues	(126,785)	(224,682)
Customer deposits	(67,600)	(111,759)

Net cash used in operating activities	(7,808,972)	(14,816,322)

Cash flows from investing activities:
Cash for business combination, net of cash obtained of $174,139	(1,425,861)
Acquisition of technology	(104,959)
Acquisition of plant and equipment	(548,425)	(1,312,937)
Acquisition of equipment for rental	(217,524)	(42,138)
Proceeds from the disposition of plant and equipment		21,200
Payments received on notes receivable	484,833

Net cash used in investing activities	(1,811,936)	(1,333,875)

Cash flows from financing activities:
Proceeds from sale of stock, warrants and options	3,155,129	5,728,545
Repayment of notes payable and leases	(12,998,011)	(2,317,907)
Proceeds from notes payable, leases and short term debt	18,862,435	12,750,000

Net cash provided by financing activities	9,019,553	16,160,638

Increase (decrease) in cash and cash equivalents	(601,355)	10,441
Cash and cash equivalents, beginning of year	935,243	924,802

Cash and cash equivalents, end of year	$333,888	$935,243

Supplemental cash flow information:
Cash paid for interest	$1,681,097	$664,342
Non-cash investing and financing activities:
Loans converted into common stock (February 2005 and March 2005 convertible notes)	9,154,500	345,500
Acquisition of technology with stock prior to business combination	1,827,500
Stock issued for business combination	7,817,833
Short term note issued in connection business combination	5,782,168
Stock subscribed	2,650,000
Loan refinanced		2,904,500
Stock converted to warrants		846,820

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of business and significant accounting policies

The principal business activity of VendingData Corporation and its subsidiaries, VendingData Electric (Zhongshan) Co., Ltd. and Dolphin Products Pty Ltd, (collectively, the Company) is the developing and distributing of products relating to the gaming and automotive industries. These products include electronic card shuffling devices and RFID casino chips. The Company operates in the United States of America and, through its subsidiaries, in Australia and China; however, a portion of its revenues are derived from sales to customers in foreign countries.

The Company manages its credit risk by evaluating the creditworthiness of customers before credit is extended and monitoring it thereafter. The maximum losses that the Company would incur if a customer failed to pay amounts owed would be limited to the recorded receivables after any allowances provided.

Principles of consolidation

These consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries, from the date of a business combination (Note 2), after elimination of all inter-company balances and transactions.

Cash equivalents

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.

Estimates

Preparation of financial statements requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes, which estimates may require revision in future financial statements.

Inventory

Inventory is stated at the lower of cost, determined using the first-in, first-out method, or market.

Property and equipment

Property and equipment (Note 4), and equipment rented to customers are carried at cost. Depreciation and amortization are computed using the straight-line method over the useful lives of the assets currently estimated to be 3-5 years, which, in the case of leasehold improvements is limited to the life of the lease and renewal period, so long as renewal is intended.

Intangible assets

Patent and trademark costs (Note 5) are amortized using the straight-line method over an appropriate useful life currently estimated to be 10 years.

Revenue recognition

The Company recognizes revenue from the sale of its products upon shipment against customer contracts or purchase orders. Sales are recognized immediately when shufflers that are rented are converted to purchases depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 48 months.

The Company recognizes revenue from its sales to independent distributors upon shipment against distributor contracts or purchase orders of our product.

VENDINGDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms. All rental contracts are cancelable upon 30-day written notice by the customer. Maintenance expense for rental units is recorded in the period it is incurred.

The extended warranty and maintenance components that are part of long term sales contracts are unbundled and recognized as deferred revenue amortized over the remaining life of the sales agreement after the initial 90-day warranty as required by the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company provides currently for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for its products, the Company provides for maintenance contracts that are billed and recognized on a monthly basis.

If the customer does not possess the required creditworthiness or an established payment history with the Company, the revenue is booked as an installment sale and is recognized over time as payments are received.

Although sales are not generally made with a right to return, upon occasion, usually associated with the performance warranty, sales returns and allowances are recorded after returned goods are received and inspected.

The Company also recognizes revenue on bill and hold transactions when the product is completed and is ready to be shipped and the risk of loss is transferred to the customer. In a certain case, at the customers’ request, the Company will store the product for a brief period of time. The Company’s management evaluates the criteria set forth in SAB 104 related to “bill-and-hold” transactions, precedent to revenue recognition whenever delivery has not occurred.

Advertising

Advertising costs are charged to selling, general and administrative expense when incurred and were $113,000 and $61,460 for 2006 and 2005, respectively.

Stock-based compensation

Effective with the first quarter of 2006, the Company was required to adopt Financial Accounting Standards Board (FASB) Statement No. 123R, Share-Based Payment, to account for all its stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition; accordingly, prior periods have not been restated to reflect the impact adopting Statement No. 123R.

. Previously the Company accounted for all stock-based compensation under FASB Statement No. 123. The impact of the adoption of Statement No. 123R for stock-based compensation was an increase to stock-based compensation expense included in selling, general and administrative expenses of approximately $1,204,100 for the twelve-month period ended December 31, 2006.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model; assumptions used for 2006 and 2005 were as follows:

	2006	2005

Market value	$1.34 - $3.03	$1.34 - $3.01
Expected life in years	3 to 6	3 to 6
Interest rate	4.76%	1.95%
Volatility	10% - 70%	10% - 70%
Dividend yield	0.00%	0.00%

VENDINGDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal defense costs

The Company does not accrue for estimated future litigation defense costs to be incurred by the Company in connection with outstanding litigation and other disputed matters.

Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. No diluted loss per share is presented since the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

Warranties

As part of the normal sale of its products, the Company has provided its customers with product warranties. Management determines the warranty accrual on each sale based on known product failure rates of key components, historical experience, service staff costs and other variables that affect the liability.

The following table summarizes changes in accrued product warrant costs included as accrued expenses in the accompanying balance sheets at December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005

Opening balance	$5,867	$8,792
Accruals	17,650	2,600
Charges	(23,517)	(5,525)

Balance at end of year	$0	$5,867

Rental payment commitments

Future minimum rental payment commitments, including scheduled escalation provisions are expensed on a straight line basis.

Translation of foreign currencies

Assets and liabilities are translated at the exchange rate as of the balance sheet date. All revenue and expense accounts are translated at average exchange rates in effect during the year.

Note 2. Dolphin acquisition

The Company acquired Dolphin Advanced Technologies Pty Ltd (Dolphin), a manufacturer of plastic injection molded products, on July 12, 2006. Dolphin manufactures traditional and high frequency RFID casino chips as well as non-gaming products including automotive components and medical components.

The Company acquired Dolphin to enhance the Company’s product line of table game products and to diversify its product lines. Management believes the goodwill associated with the acquisition was justified based on expected future growth of the casino chip market in Macau and in southeast Asia and the interest in RFID casino chips.

The Company’s consolidated financial statements include the transactions of Dolphin during the period since acquisition, July 12, through December 31, 2006.

VENDINGDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company acquired Dolphin pursuant to a share sale agreement the sellers. The Company paid to the sellers the following consideration in exchange for all of the issued and outstanding capital shares of Dolphin:

Cash(a)	$1,350,000
2,462,238 shares of the Company’s common stock at $3.50 per share(b)	7,817,833
Secured convertible promissory notes(c)	5,782,168

Purchase price	14,950,001
Acquisition costs	250,000

Adjusted purchase	$15,200,001

(a)	Includes $750,000 paid as a non-refundable deposit in April 2006,

(b)	Includes 1,000,000 shares issued as part of the non-refundable deposit; and

(c)	Subsequently converted in December 2006 into 1,652,048 shares of common stock.

The aggregate adjusted purchase price was allocated based on the estimated fair value of the net assets acquired as follows:

Cash	$174,139
Receivables	1,010,155
Shareholder receivable	618,916
Inventories	1,262,451
Property, plant, equipment	2,567,090
Intangible assets and other	1,584,610
Accounts payable	(1,248,278)
Accrued expenses	(302,260)
Provision for dividends payable	(1,995,088)
Contingent purchase price liability	(233,846)
Debt and capital lease obligation — current	(749,245)
Capital lease obligation — noncurrent	(917,843)

1,770,801
Less adjusted purchase price	15,200,001

Goodwill	$13,429,199

As of December 31, 2006, the Company had a convertible note of $5,782,168 outstanding for the balance of the Dolphin acquisition. The note was converted to shares in January 2007 at $2.13 per share; however, the Company remains contingently liable for up to $2,263,306, until July 12, 2008, if the holder sells such shares at market for less than the guaranteed price of $3.50 per share.

No research and development was acquired in the purchase.

VENDINGDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following are unaudited, condensed pro forma, consolidated statements of operations for 2006 and 2005 as if the Dolphin acquisition had take place as of January 1, 2005:

	2006	2005

Net revenue	$10,068,815	$7,924,534
Operating expenses	22,642,274	23,781,902

Loss from operations	(12,573,459)	(15,857,368)

Interest expense	1,761,970	1,794,916
Income taxes	(58,992)	(25,516)

Net loss	(14,276,437)	(17,626,768)

Basic and weighted loss per share	($0.59)	($0.90)
Weighted average number of shares	24,270,827	17,050,398

Note 3	Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts and loans receivable, accounts payable, short and long-term notes payable and accruals. Management believes the carrying amounts of these financial instruments approximate fair value or have interest yields that approximate market rates for similar instruments with similar risks.

Note 4.	Segments

The segments identified for geographic region-based enterprise-wide data are as follows:

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
		Long-lived		Long-lived
	Revenue	Assets	Revenue	Assets

Gaming:
North America	$1,074,116	$20,288,176	$2,590,904	$2,236,355
Asia	3,473,950	1,531,561	—	357,871
Europe	—		501,584	—
South America			8,250	—
Non gaming:
Asia	3,702,713

Total Revenue	$8,250,779	$21,819,737	$3,100,738	$2,594,226

The Company’s revenues distributed by product are as follows:

Year Ended				Year Ended
December 31, 2006				December 31, 2005
	Casino	Deck			Deck
Shufflers	Chips	Checkers	Non-gaming	Shufflers	Checkers	SecureDrop

$921,935	$1,876,598	$1,485,174	$3,702,713	$1,589,932	$1,101,852	$130,335

For 2006, one customer represented 18.1% of total Company sales and another customer represented 13.5%, in the gaming and non-gaming sectors, respectively.

Note 5.	Inventory

Inventory consisted of the following at December 31, 2006 and 2005.

VENDINGDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2006	2005

Raw materials	$633,185	$824,759
Work in progress	121,977	66,024
Finished goods	2,652,199	2,154,551

	$3,407,361	$3,045,334

Note 6.	Property and equipment

Property and equipment, excluding equipment rented to customers, consists of the following at December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005

Equipment and vehicles, furniture and fixtures	$2,837,925	$1,924,475
Tooling	2,632,687	665,411
Leasehold improvements	496,101	500,093

	5,966,713	3,089,979
Less accumulated depreciation and amortization	2,472,897	2,504,548

	$3,493,817	$585,431

A substantial portion of the Company’s furniture and equipment are held under capital leases (Note 9).

Note 7.	Intangible assets

Estimated aggregate amortization of acquired patent rights and other amortizable intangible asset costs are $501,090 for the next five years.

Note 8.	Short-term credit

Our Australian subsidiary maintains a US$545,000 overdraft line of credit with a bank of which $7,000 is unused at December 31, 2006. The interest rate on this overdraft facility when drawn upon is 12.85%.

VENDINGDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Convertible debt with warrants and capital leases payable

As of December 31, 2006 and 2005, our long-term obligations consist of convertible notes and capital lease obligations as follows:

	December 31,	December 31,
	2006	2005

10% notes, secured by trade receivables and inventory. The notes are convertible at $1.65 per share of common stock for 50% of the note principal amount		$11,654,500
8% senior secured promissory notes included detachable warrants to purchase 3.2 million shares at $2.50 per share, some of which are recallable based on early retirement of $6 million of the debt portion of the transaction. In September 2006, the amount of detachable warrants were reduced to 2.6 million shares at $2.00 per share, some of which are recallable based on early retirement of $6 million of the debt portion of the transaction. Interest at 8% is due semi-annually on July 1, and December 1, each year until repayment	$13,000,000
Short-term convertible notes classifies as long-term (Note 13)	7,282,168
Note payable to an Australian bank at various interest rates collateralized by equipment	1,310,853

	21,593,020	11,654,500
Capitalized lease obligations for furniture, tooling and equipment*	709,991	893,244

	22,303,011	12,547,744
Less current portion	(2,240,215)	(471,269)

Long-term portion	$20,062,797	$12,076,475

*	In a prior year, the Company entered into certain sale-leaseback transactions primarily for assets rented to, or intended to be rented to, customers, under operating leases. Since the leases contained effective mandatory buyback provisions resulting in the Company retaining rights to use these assets in its business for their remaining useful lives, no gain or loss was recognized on the sale-leaseback transactions pursuant to paragraph 17 of Statement of Financial Accounting Standards (SFAS) No. 28 Accounting for Sales with Leasebacks. The amortization of the assets recorded as capital leases is included with depreciation. The effective annual interest rates implicit in the capital leases range from 25% to 28%. The leases expire between March 2007 and April 2009.

VENDINGDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled maturities of the debt obligations as of December 31, 2006, are summarized as follows:

	Capital
	Leases	Other Debt	Total

2007	$816,798	$2,476,093	$3,292,891
2008	197,820	1,696,113	1,893,933
2009	85,440	1,696,112	1,781,552
2010	—	1,722,108	1,722,108
2011	—	1,722,107	1,722,107
Beyond 2011 or converted to equity (Note 13)	—	12,957,084	12,957,084

Minimum future lease payments	1,100,058	22,269,618	23,369,676
Less interest component	(13,988)		(13,988)

	1,086,070	22,269,618	23,355,688
Current portion	(816,798)	(2,476,093)	(3,292,891)

Long-term portion	$269,272	$19,793,524	20,062,797

Note 10.	Stockholders’ equity

Stock options.

The Company has two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan, through which 6,000,000 shares and 300,000 shares are authorized, respectively. As of December 31, 2006, there were 4,654,412 options for shares of common stock issued under the two plans, out of a total 6,300,000 approved pool of shares.

Information with respect to activity under the stock option plans is summarized below:

Following is a summary of the Company’s stock options:

				Weighted Average
				Remaining Contractual
	Number of			Life of Shares		Weighted
Range of Exercise	Options		Weighted Average	Outstanding	Number	Average
Price	Outstanding		Exercisable Price	(Years)	Exercisable	Exercisable

$1.34 - $ 1.50	525,000	(1)	$1.43	6.7	108,400	$1.48
$1.51 - $ 1.75	249,952		1.67	2.5	113,552	1.69
$1.75 - $ 2.00	969,733		1.85	3.1	389,098	1.85
$2.00 - $13.00	1,859,727		2.62	4.9	354,727	2.92

	3,604,412

(1)	1,050,000 options are exercisable at $1.34 in the event of a change of control.

VENDINGDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of transactions involving stock options:

		Range of
	Shares	Exercise Prices	Average Price

Balance, January 1, 2005	2,188,426	$1.69 - $15.00	$4.97
Granted	3,279,686	$1.34 - $3.01	$1.89
Cancelled	1,444,640	$1.66 - $15.00	$5.73
Exercised	70,000	$1.75 - $2.50	$2.13

Balance, December 31, 2005	3,953,472	$1.34 - $15.00	$3.55
Granted	1,605,000	$1.34 - $3.03	$2.53
Cancelled	499,060	$1.69 - $13.00	$7.83
Exercised	405,000	$1.75 - $2.50	$2.00

Balance, December 31, 2006	4,654,412	$1.34 - $13.00	$1.99

The weighted average fair value at the date of grant for options granted during 2006 and 2005 as described above were $2.43 per share in 2006 and $1.24 per share in 2005.

Warrants.  As of December 31, 2006, there were warrants outstanding to purchase a total of 6,588,053* shares of the Company’s common stock with a weighted average exercise price of $1.68 per share. These include:

Warrants	Exercise Price	Expiration Date

1,500,000	$1.25	October 2011
840,000	1.50	December 2007
50,000	2.55	April 2011
375,000	2.25	December 2007
75,000	2.25	June 2008
275,000	2.25	July 2008
75,000	2.25	September 2008
200,000	2.25	November 2008
2,600,000	2.00	November 2011
448,053	0.01	April 2010

*	excluding warrants issuable described in Note 13

Note 11. Income taxes

At December 31, 2006, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $71,591,000, that may be available to offset against future taxable income. These operating loss carryforwards expire in the years 2010 through 2025. With respect to the U.S, no tax benefit has been reported in the financial statements, and the potential tax benefits of the net operating loss carryforwards are effectively offset by a 100% valuation allowance, as a result of significant uncertainties as to ability to realize them in the future. In addition, the Company may be limited in its ability to fully utilize these net operating loss carryforwards and realize any benefit therefrom in the event of certain ownership changes described in U.S. Internal Revenue Code Section 382.

VENDINGDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the effective tax rate to the statutory rates is as follows:

	2006		2005
	Tax	%	Tax	%

Income tax benefit at U.S. statutory rate	$4,684,467	34%	$5,972,858	34%
Australian tax benefit	6,097	0%
Effect of permanent differences	(22,029)	0%	(24,254)
Valuation allowance	(4,668,535)	34%	(5,948,604)	34%

Actual	$0		$—

Deferred tax assets (liabilities) are composed of the following:

	December 31,
	2006	2005

Net operating loss carryforwards, including $73,000 Australian	$28,303,000	$24,328,000
Accrued vacation	38,000	26,000
Deferred rent	1,000	12,000
Allowance for uncollectibles	91,000	99,000
Depreciation		(312,000)
Less valuation allowance	(28,433,000)	(24,153,000)

	$—	$—

Note 12.	Commitments and contingencies

Leases.  The Company is obligated under non-cancelable leases for office and warehouse facilities expiring in 2011 and 2009, respectively. The Company also leases office space in other locations including China, Australia and certain office equipment under non-cancelable operating leases with remaining terms in excess of one year.

Future minimum rental payment commitiments, including scheduled escalation provisions as of December 31, 2006, under the leases are as follows:

2007	$825,600
2008	858,624
2009	581,468
2010	604,726
2011	628,915

Rent expense was on all operating leases $891,989 and $597,404 for 2006 and 2005, respectively.

Legal matters.  The Company is a defendant in a patent infringement action against it. The complaint alleges, among other things, claims for patent infringement and requests treble damages, and an injunction prohibiting the Company from infringing on the plaintiff’s patents. On February 28, 2007, the court entered an order in favor of the Company. Nevertheless, the ultimate outcome of this matter cannot be estimated at this time and, accordingly, no provision has been made in the accompanying financial statements for any losses the Company might incur in its connection.

Sales tax audit.  In February 2004, the State of Nevada initiated a sales/use tax audit of the Company’s, equipment lessors. As of this filing the State of Nevada has not made a determination if there has been a shortfall in the payment of the sales/use tax. The Company sold and leased back shufflers and Deck Checkers in prior years. The auditor for the State of Nevada is trying to determine at what level a sales/use tax needs to

VENDINGDATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be collected. The Company now collects from our customers in Nevada and remits payments to the State of Nevada. If the State of Nevada determines that the sales of the products to the leasing companies is the level at which sales/use tax should have been collected, liability of the leasing companies would be passed to the Company. The amount of the potential liability could range from a refund of $144,000 to the payment of sales/use tax with interest and penalties of up to $500,000. Accordingly, no provision has been made for any possible losses in connection with this matter. A hearing with the State of Nevada Department of Taxation originally scheduled for the fourth quarter 2006 has been postponed due to a change in the Department’s leadership. The Company intends to vigorously defend its position in this matter.

Note 13 . Subsequent events

On January 18, 2007, the Company received payment against an effective stock subscription for 1,000,000 shares of its common stock at $2.65 per share, plus warrants for 16 million shares exercisable as per the table below, entered into by agreement and approved by, the shareholders in 2006. Accordingly, a $2,650,000 subscription receivable is carried as an asset because the Company received payment of this amount in January, and the shares issuable are included in the number of shares outstanding since December 28, 2006. The 16 million warrants vest on December 31, 2007 and expire December 31, 2010. The warrants are exercisable as follows:

Warrants	Price

6,000,000	$2.65
4,000,000	$3.00
2,000,000	$3.50
1,000,000	$4.00
1,000,000	$4.50
1,000,000	$5.00
1,000,000	$5.50

In January, $7,282,168, in short-term convertible notes payable were converted into 2,445,808 shares the Company’s common stock during the first week of January 2007. Accordingly, pursuant to SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced, these notes were excluded from current liabilities and classified as long-term as of December 31, 2006.

Also in January 2007, the Company completed a sale of intellectual property related to its discontinued SecureDrop product line for $500,000 in cash.

On March 28, 2007, the Company completed a sale of 1.625 million shares of common stock at $2.65 per share and warrants to purchase an additional 1.625 million shares also at $2.65 per share expiring March 2012 for total cash proceeds of approximately $4.3 million.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that in certain areas our disclosure controls and procedures were not effective as of December 31, 2006, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2006, our independent registered public accounting firm, Piercy Bowler Taylor & Kern, identified a significant deficiency and two material weaknesses in our internal controls. The significant deficiency concerns authorization of payment of vendor invoices. The material weaknesses include: 1) our inability to properly control financial records and analyses which was evident in connection with our acquisition of Dolphin, to assure the proper allocation of purchase price to the net assets acquired, and 2) the collective experience of our personnel responsible for financial reporting.

For the past several months, we have been seeking to engage additional employees and consultants with the necessary qualifications to supplement our accounting and financial reporting staff. Subsequent to our identification of the above noted significant deficiency and material weaknesses, we have accelerated our efforts to strengthen our accounting and financial reporting staff, including additional professional staffing and intermediate and advanced level accounting training seminars, as appropriate. We have also taken steps to standardize procedures with respect to the approval and payment of vendor invoices, and we plan to develop clear documentation of procedures to be followed in accounting for unusual or complex accounting transactions, including complex business combinations.

(b) Changes in internal control over financial reporting.  No change in our internal control over financial reporting occurred during the fourth quarter of the fiscal 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following information is furnished with respect to each of our executive officers and member of our board of directors. Each member of our board of directors serves a one year term until his successor is duly elected and appointed at our next annual meeting of stockholders. There are no family relationships between or among any of our directors.

Executive Officers and Directors

Name	Age	Position

Mark R. Newburg	52	President, Chief Executive Officer and Director
Arnaldo F. Galassi	50	Vice President and Chief Financial Officer
Peter Zee	60	Vice President of Engineering and Manufacturing
Walter B. Stowe, Jr.	58	Vice President of Legal & Compliance, General Counsel
James E. Crabbe	61	Chairman of the Board of Directors
Maj. Gen. Paul A. Harvey	69	Director
Vincent L. DiVito	47	Director
Robert L. Miodunski	56	Director

Mark R. Newburg joined our board of directors as Executive Director in March 2005, was appointed Treasurer in April, 2005, and has served as our president and chief executive officer since October 2005. Mr. Newburg previously served as the president and chief executive officer and as a member of the board of directors of VirtGame Corp., a developer of software and networking applications for the gaming industry, from August 2004 to October 2005. From March 2004 to November 2004, Mr. Newburg served as chief operating officer to Left Right Marketing Technologies, an internet retailing start-up in Las Vegas. From March 2003 to March 2004, Mr. Newburg was president and chief executive officer of C2Consulting Inc., a firm specializing in areas such as strategic planning, change management, organizational integration, international operations, and organizational alignment. From July 2001 to March 2003, Mr. Newburg served as president of Aristocrat Technologies Inc, an Australia based designer, builder and marketer of proprietary software and hardware to the international gaming market. Previously, Mr. Newburg had a 20 year career at NCR Corporation, a $5.9 billion provider of store automation, self-service, payment, and data-warehousing solutions. Mr. Newburg earned his MBA from the University of Dayton in June 1985, and dual undergraduate majors with a BS in both Accounting & Business Administration from the University of Findlay in June 1976.

Arnaldo F. Galassi has served as our vice president and chief financial officer since October 2005. Mr. Galassi had previously served as a management consultant to our company since March 2005. From August 2004 to October 2005, Mr. Galassi served as chief financial officer of VirtGame Corp. From March 2004 to November 2004, Mr. Galassi served as chief financial officer to Left Right Marketing Technologies, an internet retailing start-up in Las Vegas. From June 1997 to October 2003, Mr. Galassi was a treasury director for NCR Corporation. Mr. Galassi earned his MBA from the Rutgers University in December 1980, and a BS in history from Ursinus College in June 1979.

Peter Zee has served as our vice president of engineering and manufacturing since October 2005. Mr. Zee had previously served as a management consultant to our company since March 2005. Mr. Zee served a chief executive officer of Tech Elite Group, a Hong Kong technology company, from March 2004 to September 2005. Prior to March 2004, Mr. Zee was employed by NCR for 34 years, most recently as its vice president, Retail Solutions Division, Asia Pacific. As of January 2007, Mr Zee was appointed as a non-executive director of Fintronics, a Hong Kong listed company in the business of acquiring, installing and servicing of automated teller machines for banks, and as of March 2007 was appointed as a director for Natrol Corporation’s

(NASDAQ listed health supplement manufacturing company) Hong Kong subsidiary (Natrol Hong Kong Limited).

Walter B. Stowe, Jr, has served as our vice president of legal and compliance and general counsel since May 2006. From June 2002 to November 2005, Mr. Stowe most recently served as the vice president of legal and compliance for Aristocrat Technologies Inc. in Las Vegas. From August 2001 to June 2002, Mr. Stowe served as the director of compliance and associate corporate counsel for Konami Gaming, Inc., a slot machine manufacturer. Prior to that, Mr. Stowe had 26 year career with the FBI. Mr Stowe received hs law degree from the Marshall-Wythe School of Law at William and Mary College in 1974 and he received his A.B. in history from William and Mary College in 1971.

James E. Crabbe has served on our board of directors since May 2000 and was elected chairman of our board in August 2001. Mr. Crabbe is currently engaged in the active management of his personal investment portfolio. He spent 34 years in the money management business. In 1980, he co-founded the Crabbe-Huson Group, Inc., an investment management company, of which he served as president, portfolio manager and analyst until his retirement in 2000. Mr. Crabbe earned his bachelor’s degree from the University of Oregon in 1967.

Major General Paul A. Harvey has served on our board of directors since October 2005 and he chairs the compliance committee of the board. General Harvey has served as a consultant to the gaming, hotel and resort industry for the past five years. General Harvey spent 32 years on active duty in the United States Air Force where he held numerous command positions throughout the United States, Europe, Africa and the Middle East. Following retirement, he was the executive director of the Mississippi Gaming Commission from 1993 through 1998. General Harvey served on the board of directors of the National Center for Responsible Gaming from 1996 to 2004 (and is on the advisory board to the current chairman), Riviera Holdings Corporation, the owner and operator of Riviera Hotel & Casino in Las Vegas, Nevada, and Progressive Gaming International Corporation, a Las Vegas, Nevada based developer of table and slot game content and software products for the gaming industry.

Vincent L. DiVito has served on our board of directors since October 2005 and he chairs the audit committee of the board. Mr. DiVito has served as vice president, chief financial officer and treasurer of Lonza, a Swiss-based life sciences chemical company headquartered in Allendale, New Jersey, since 2000. Previously, Mr. DiVito was the vice president and chief financial officer of Algroup Wheaton, a global pharmaceutical and cosmetics packaging company. Mr. DiVito spent two years on the audit team of Ernst & Whinney (now Ernst & Young). Mr. DiVito is a certified public accountant and certified management accountant. He is also a member of the board of directors of Riviera Holdings Corporation.

Robert L. Miodunski has served on our board of directors since October 2005 and he chairs the compensation committee of the board. Mr. Miodunski served as president and chief executive officer of Alliance Gaming Corporation from 1999 through 2004. Since 2004, Mr. Miodunski serves as a consultant to Alliance Gaming’s board of directors and chief executive officer. From 1994 until 2002, Mr. Miodunski served as president of United Coin Machine Company, a subsidiary of Alliance Gaming.

Audit Committee

Our board of directors has established an audit committee, currently comprised of Vincent DiVito, Robert Miodunski, and Major General Paul Harvey. Mr. DiVito serves as the audit committee chair and has been identified as the audit committee financial expert.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2006.

Code of Ethics

We have adopted a Code of Ethics that applies to all our directors, officers and employees. The Code of Ethics is designed to serve as the foundation of our standards of behavior and to promote honest and ethical conduct, proper disclosure of financial information in our periodic reports, and compliance with applicable laws, rules, and regulations by our all directors, officers and employees, including our directors and senior officers who have operating and financial responsibilities. Our Code of Ethics is posted on the “Investors” section of our Internet web site at http://www.vendingdata.com/investors/ethics.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our chief executive officer and our other two highest paid executive officers earning in excess of $100,000 for services rendered in all capacities during fiscal years ended December 31, 2006.

						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation
		Salary	Bonus	Awards	Awards	Compensation	Earnings	All Other
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Mark Newburg, CEO	2006	286,538	150,000		282,976			33,571	753,085
Arnaldo Galassi, CFO	2006	186,539	50,000		90,354			12,634	339,527
Peter Zee, VP Engineering	2006	193,269	60,000		90,354			16,725	360,348

The dollar amounts in column (f) reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R). Assumptions used in the calculation of this amount are included in footnote (1) to our audited financial statement for the fiscal year ended December 31, 2006 included elsewhere in this report.

Narrative disclosure to Summary Compensation Table

Mark Newburg on September 29, 2005 we entered into a two year employment agreement with Mr. Newburg. Terms of the agreement provided for:

•	an annual salary of $250,000,

•	a signing bonus of $75,000 split in two equal payments to be made on the signing of the employment agreement and on December 15, 2005,

•	750,000 stock options priced at $1.34 which shall vest and first become exercisable upon a change of control*,

•	in the event of a change of control, a payment equal to 12 months base salary in effect on the date of the change of control and an amount equal to 50% of his annual base pay, and,

•	annual bonuses of up to 50% of his salary provided certain performance milestones are met.

In April 2006, Mr. Newburg’s annual salary was increased to $300,000 and Mr. Newburg was granted an additional option to purchase 300,000 shares of our common stock at an exercise price of $2.48 per share. In

March 2007, Mr. Newburg’s annual salary was increased to $325,000. Additionally, he received a $150,000 bonus and was granted an additional option to purchase 200,000 shares of our common stock at an exercise price of $2.40 per share.

Perquisites

Mr. Newburg is also entitled to certain perquisites:

•	ability to participate in, at the Company’s expense, whatever employee benefit plans (medical, dental, vision) the Company maintains. Additionally, the Company reimburses Mr. Newburg for all out-of-pocket medical, dental and vision expenses not paid under the benefit plans. In 2006, these health benefits amounted to $15,304 and are included in Column I above.

Arnaldo Galassi on September 29, 2005 we entered into a two year employment agreement with Mr. Galassi. Terms of the agreement provided for:

•	an annual salary of $150,000,

•	150,000 stock options priced at $1.34 which shall vest and first become exercisable upon a change of control*,

•	in the event of a change of control, a payment equal to 12 months base salary in effect on the date of the change of control and an amount equal to 50% of his annual base pay, and,

•	annual bonuses of up to 50% of his salary provided certain performance milestones are met.

In April 2006, Mr. Galassi’s annual salary was increased to $200,000 and Mr. Galassi was granted an additional option to purchase 100,000 shares of our common stock at an exercise price of $2.48 per share. In March 2007, Mr. Galassi’s annual salary was increased to $230,000. Additionally, he received a $50,000 bonus and was granted an additional option to purchase 50,000 shares of our common stock at an exercise price of $2.40 per share.

Perquisites

Mr. Galassi is also entitled to certain perquisites:

•	ability to participate in, at the Company’s expense, whatever employee benefit plans (medical, dental, vision) the Company maintains. In 2006, these health benefits amounted to $13,892 and are included in Column I above.

Peter Zee on October 1, 2005 we entered into a two year employment agreement with Mr. Zee. Terms of the agreement provided for:

•	an annual salary of $175,000.

•	150,000 stock options priced at $1.34 which shall vest and first become exercisable upon a change of control*,

•	in the event of a change of control, a payment equal to 12 months base salary in effect on the date of the change of control and an amount equal to 50% of his annual base pay, and,

•	annual bonuses of up to 50% of his salary provided certain performance milestones are met.

In April 2006, Mr. Zee’s annual salary was increased to $200,000 and Mr. Zee was granted an additional option to purchase 100,000 shares of our common stock at an exercise price of $2.48 per share. In March 2007, Mr. Zee’s annual salary was increased to $230,000. Additionally, he received a $100,000 bonus and was

*  Change of control is defined as the acquisition, directly or indirectly, in a single transaction or a series of related transactions by any person resulting in the beneficial ownership of 50% or more of the combined voting power of the then outstanding voting securities of the Company entitled to vote.

granted an additional option to purchase 60,000 shares of our common stock at an exercise price of $2.40 per share.

Perquisites

Mr. Zee is also entitled to certain perquisites:

•	ability to participate in, at the Company’s expense, whatever employee benefit plans (medical, dental, vision) the Company maintains. In 2006, these health benefits amounted to $12,634 and are included in Column I above.

Outstanding Equity Awards at Fiscal Year-End Table

								Stock Awards
											Equity
	Option Awards									Equity	Incentive
									Market	Incentive	Plan
				Equity					Value of	Plan	Awards:
				Incentive					Shares	Awards:	Market or
				Plan				Number of	or	Number of	Payout Vale
				Awards:				Shares or	Units of	Unearned	of Unearned
	Number of	Number of		Number of				Units of	Stock	Shares,	Shares Units
	Securities	Securities		Securities				Stock	That	Units or	or Other
	Underlying	Underlying		Underlying	Option			That	Have	Other	Rights That
	Unexercised	Unexercised		Unexercised	Exercise	Option		Have	Not	Rights That	Have Not
	Options (#)	Options (#)		Unearned	Price	Expiration		Not	Vested	Have Not	Vested
Name	Exercisable	Unexercisable		Option (#)	($)	Date		Vested (#)	($)	Vested (#)	($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)	(j)

Mark Newburg	191,666(1)	108,334	(1)		$1.49	1/31/15
	67,000(2)				1.85	4/28/08
		67,000	(2)		1.85	4/28/09
		66,000	(2)		1.85	4/28/10
		750,000	(3)		1.34		(3)
		200,000	(4)		2.48	4/7/12
		200,000	(5)		2.40	3/7/13
Arnaldo Galassi	34,000(6)				1.92	3/1/08
		33,000	(6)		1.92	3/1/09
		33,000	(6)		1.92	3/1/10
		150,000	(3)		1.34		(3)
		100,000	(4)		2.48	4/7/12
		50,000	(5)		2.40	3/7/13
Peter Zee	34,000(6)				1.92	3/1/08
		33,000	(6)		1.92	3/1/09
		33,000	(6)		1.92	3/1/10
		150,000	(3)		1.34		(3)
		100,000	(4)		2.48	4/7/12
		60,000	(5)		2.40	3/7/13

(1)	300,000 options granted as consultant on 1/31/05. Options vest monthly over three years starting on 1/31/06.

(2)	200,000 options granted on 4/28/05. One third of options vest every year.

(3)	Options vest and first become exercisable upon a change of control of the Company.

(4)	Options granted on 4/7/06. One third of options vest every year.

(5)	Options granted on 3/7/07. One third of options vest every year

(6)	Options granted as consultant on 3/1/05. Options vest annually over three years starting on 3/1/06

Director Compensation Table

					Change in
					Pension
					Value and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)(1)	(e)	(f)	(g)	(h)

James Crabbe			8,000			8,000
Vincent DiVito
Paul Harvey
Robert Miodunski
William Purton
Ron Keil			21,152			21,152
Robert Smith			21,152			21,152

The dollar amount in column (d) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R). Assumptions used in the calculation of this amount are included in footnote (1) to our audited financial statement for the fiscal year ended December 31, 2006 included elsewhere in this report.

Our non-employee members of our board of directors receive an initial grant of 100,000 options and effective as March 2007, an annual grant of 15,000 options on the date of the annual or special meeting of stockholders at which directors are elected. The exercise price is the then-current market price of our common stock. Our directors are reimbursed for their out-of-pocket expenses related to their services as directors or meeting attendance. Commencing April 2007, members of our board of directors that are not employees receive a quarterly fee of $7,500, and in addition the chairman of our audit committee receives an additional $7,500 per quarter. In addition, upon joining the board, Directors DiVito, Harvey and Miodunski each received options to purchase 100,000 shares of common stock at $1.34 per share over a 3-year term pursuant to our 1999 Stock Option and Grant Plan; and each will receive a grant of 50,000 shares of common stock which accrued in increments of 10,000 shares over the five fiscal quarters beginning in September, 2005 and will be issued during 2007 pursuant to the approval received from our stockholders at the 2006 annual stockholders meeting.

Messrs Keil and Smith resigned from the board on June 26, 2006. Mr. Purton resigned from the board on December 31, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth the beneficial ownership of our common stock, as of March 9, 2007, by:

•	All of our directors and executive officers, individually;

•	All of our directors and executive officers, as a group; and

•	All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 32,511,007 shares of our common stock outstanding as of March 9, 2007, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 9, 2007, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o VendingData Corporation, 1120 Town Center Ste. 260, Las Vegas, Nevada 89144.

Name of Director or Executive Officer	Shares(1)		Percentage

James E. Crabbe	7,115,073	(2)	21.89%
Paul A. Harvey	84,000	(3)	0.26%
Vincent L. DiVito	84,000	(3)	0.26%
Robert L. Miodunski	84,000	(3)	0.26%
Mark R. Newburg	3,250,460	(4)	10.0%
Arnaldo F. Galassi	100,000	(5)	0.31%
Peter Zee	100,000	(6)	0.31%
Walter B. Stowe, Jr.	33,333	(7)	0.10%
All directors and executive officers as a group (8 persons)	10,850,866	(8)	33.38%
Name and Address of 5% Holder
William W. Purton	3,114,286	(9)	9.58%
99 Hotham Street
East Melbourne, Victoria 3002
Australia
LC Capital Master Fund LP	2,844,848	(10)	8.75%
c/o Lampe Conway & Co., LLC
680 5th Avenue, Suite 1201
New York, NY 10019
Leonid Frenkel	2,824,794	(11)	8.69%
c/o Triage Capital LF Group, LLC
401 City Ave, Suite 800
Bala Cynwyd, PA 19004
Bricoleur Capital Management LLC	5,194,325	(12)	15.98%
12230 El Camino Real #100
San Diego, CA 92130

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

(2)	Includes 4,574,066 shares held directly by Mr. Crabbe, 80,600 shares issuable upon the exercise of stock options and 2,460,407 shares held by Mr. Crabbe, as Trustee of the James E. Crabbe Revocable Trust. Mr. Crabbe disclaims any ownership of any shares of common stock beneficially owned by Phileo Foundation, a charitable foundation of which Mr. Crabbe is a trustee and president, or by Yvonne M. Huson, or her related trusts, for which Mr. Crabbe formerly held voting power.

(3)	Includes 50,000 shares held directly and 34,000 shares issuable upon the exercise of stock options.

(4)	Includes 425,666 shares issuable upon the exercise of stock options and 2,824,794 shares over which Mr. Newburg exercises sole voting control pursuant to a Voting Trust Agreement dated August 28, 2006, by and among Mr. Newburg and the Triage entities.

(5)	Includes 1,000 shares held directly by Mr. Galassi and 100,000 shares issuable upon the exercise of stock options.

(6)	Includes 100,000 shares issuable upon the exercise of stock options.

(7)	Includes 33,333 shares issuable upon the exercise of stock options.

(8)	Includes 9,013,059 shares issued directly, 841,599 shares issuable upon the exercise of stock options.

(9)	Includes 1,807,143 shares held directly by Mr. Purton and 1,307,143 shares held directly by Synwood Trust which is controlled by Mr. Purton.

(10)	Includes 2,484,848 shares held by LC Capital Master Fund, Ltd.: and share beneficially owned by LC Capital Master Fund, Ltd. upon the exercise of 360,000 warrant shares.

(11)	Includes 550,984 shares held by Triage Capital Management LP; 175,757 shares held by Periscope Partners LP; shares beneficially owned by Triage Capital Management LP upon the conversion of 1,277,865 warrant shares; shares beneficially owned by Triage Capital Management B LP upon the conversion of 784,688 warrant shares; shares beneficially owned by Periscope Partners LP upon conversion of 10,000 warrant shares; and shares beneficially owned by Leonid Frenkel upon the conversion of 25,500 warrant shares. Mr. Newburg exercises sole voting control pursuant to a Voting Trust Agreement dated August 28, 2006, by and among Mr. Newburg and the Triage entities.

(12)	Includes 104,432 shares held by Bric 6 LP; 553,204 shares held by Bricoleur Enhanced LP; 742,468 shares held by Bricoleur Offshore Ltd.; 1,194,221 shares held by Bricoleur Partners LP; shares beneficially owned by Bricoleur Enhanced LP issuable upon the exercise of 1,200,000 common stock purchase warrants; and shares beneficially owned by Bricoleur Offshore Ltd issuable upon the exercise of 1,400,000 common stock purchase warrants.

Equity Compensation Plan Information

We have two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan, through which 6,000,000 shares and 300,000 shares are authorized, respectively. Pursuant to our stock options plans, as of December 31, 2006, there were options outstanding to purchase 4,804,412 shares of our common stock with a weighted average exercise price per share of $2.17 and options remaining to purchase 1,495,588 shares of our common stock.

The following table sets forth certain information as of December 31, 2006 about our equity compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities	Weighed-Average	Number of Securities
	to be Issued Upon	Exercise Price of	Remaining Available for
	Exercise of	Outstanding	Future Issuance Under
	Outstanding	Options,	Equity Compensation Plans
	Options, Warrants	Warrants and	(Excluding Securities
Plan Category	and Rights	Notes Rights	Reflected In Column (A))

Equity compensation plans approved by security holders	11,192,465	$1.79	1,495,588
Equity compensation plans not approved by security holders	—	—	—
Total	11,192,465	$1.79	1,495,588

The first column reflects outstanding stock options to purchase 4,719,612 shares, outstanding warrants to purchase 6,388,053 warrants, and 84,800 shares of common stock pursuant to our Amended and Restated 1999 Stock Option Plan and our Amended and Restated 1999 Directors’ Stock Option Plan, respectively, which have been approved by our stockholders.

The third column reflects 1,280,388 shares remaining for issuance under our Amended and Restated 1999 Stock Option Plan and 215,200 shares available under our Amended and Restated 1999 Directors’ Stock Option Plan.

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

As of December 31, 2006, William Purton, the owner of Dolphin prior to our acquisition of the company, owed Dolphin $514,260 for funds Dolphin had advanced to Mr. Purton. It is anticipated that Mr. Purton will repay this outstanding before the end of fiscal 2007.

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

Indemnification Agreements

We have entered into indemnification agreements with members of our board of directors and certain of executive officers and other employees in which we agreed to hold harmless and indemnify such directors, officers and employees to the fullest extent authorized under Nevada law, and to pay any and all related expenses reasonably incurred by the indemnitee. The relevant members of our board of directors are James E. Crabbe, Mark R. Newburg, Vincent L. DiVito, Paul A. Harvey, Robert L. Miodunski and former directors Ronald O. Keil and Bob L. Smith. The relevant officers and other employees include: Arnaldo F. Galassi, chief financial officer, and; Peter Zee, senior vice president of engineering and production.

ITEM 13.  EXHIBITS

The exhibits to this Annual Report on Form 10-KSB are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB. Exhibit

Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation dated June 7, 2003 (Incorporated by reference from the Registrant’s Form 8-K, filed on June 18, 2003).
3.2	Amended and Restated Bylaws of the registrant dated November 13, 2002, incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 8, 2003.
3.3	Certificate of Amendment to Articles of Incorporation dated August 23, 2005.
3.4	Certificate of Amendment to Articles of Incorporation dated January 9, 2007.
10.1	Shareholder Agreement dated December 14, 1998, by and between VendingData Corporation and Richard Huson, Bob Smith and Ron Keil, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 26, 1999.
10.2	Form of Warrant Associated with 9.5% Convertible Note Due 2004, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on May 17, 1999.
10.3	Lease Agreement dated December 29, 2006, by and between the registrant and Howard Hughes Properties, Limited Partnership, for 1120 Town Center Dr. Suite 260.
10.4	Form of Indemnification Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.5	Amended and Restated 1999 Stock Option Plan, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.*
10.6	Philadelphia Brokerage Corporation Warrant to Purchase 25,000 Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.7	Triage Capital Management LP Warrant to Purchase 50,000 Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.8	Mellon HBV SBV, LLC Warrant to Purchase Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.9	Amended and Restated 1999 Directors’ Stock Option Plan, incorporated by reference from the registrant’s registration statement on Form S-8 filed on September 10, 2003.*
10.10	Philadelphia Brokerage Corporation warrant to Purchase 75,000 Shares of Common Stock, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.
10.11	Distribution Agreement by and between the registrant and TCS Aces Pty Limited, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.
10.12	Distribution Agreement by and between the registrant and Technical Casino Supplies Ltd, incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 15, 2005.
10.13	License and Manufacturing Agreement dated February 27, 2006, between VendingData Corporation and Dolphin Products Pty Limited (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on form 10-K filed on March 31, 2006).
10.14	Patent Purchase Agreement dated October 1, 2005 among VendingData Corporation, William Westmore Purton, Dolphin Products Pty Ltd. and Dolphin Advanced Technologies Pty Ltd. (incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K filed on March 31, 2006).
10.15	Form of Warrant (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005).
10.16	Employment Agreement dated September 29, 2005 between VendingData Corporation and Mark Newburg (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005).*
10.17	Employment Agreement dated September 29, 2005 between VendingData Corporation and Arnaldo Galassi (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005).*

Number	Exhibit Description

10.18	Employment Agreement dated October 3, 2005 between VendingData Corporation and Peter Zee.*
10.19	Senior Secured Note Purchase Agreement dated May 2, 2006 among VendingData Corporation and the Bricoleur Funds (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 2, 2006)
10.20	Securities Put Agreement dated May 2, 2006 among VendingData Corporation and the Bricoleur Funds (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated May 2, 2006)
10.21	Security Agreement dated May 2, 2006 among VendingData Corporation and the Bricoleur Funds (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 2, 2006)
10.22	Registration Rights Agreement dated May 2, 2006 among VendingData Corporation and the Bricoleur Funds (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 2, 2006)
10.23	Share Sale Agreement dated July 5, 2006 among VendingData Corporation and William Westmore Purton, and Synwood Pty Ltd (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2006)
10.24	Registration Rights Agreement dated July 11, 2006 among VendingData Corporation and William Westmore Purton, and Synwood Pty Ltd. (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2006)
10.25	Alliance Agreement dated October 11, 2006 between VendingData Corporation and Elixir Group Limited (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2006)
10.26	Amended and Restated Sales Representative Agreement dated October 11, 2006 between VendingData Corporation and Elixir Group Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2006)
10.27	Securities Purchase Agreement dated October 11, 2006 between VendingData Corporation and Elixir Group Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2006)
10.29	Securities Purchase Agreement dated March 27, 2007, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 30, 2007
10.30	Registration Rights Agreement dated March 28, 2007, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 30, 2007
10.31	Warrant dated March 28, 2007, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 30, 2007
14.1	Code of Ethics, incorporated by reference from the registrant’s annual report on 10-KSB filed March 30, 2004.
23.1	Consent of Piercy Bowler Taylor and Kern
23.2	Consent of BDO Kendalls Audit & Assurance (vic) (formerly Horwath Melbourne)
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Piercy Bowler Taylor & Kern, Certified Public Accountants, Las Vegas, Nevada, (PBTK), served as our principal independent registered public accounting firm and auditors for fiscal years ended December 31, 2006 and 2005.

Our board’s audit committee is responsible for pre-approving all audit and permissible non-audit services provided by our independent auditor, PBTK, with certain limited exceptions. The audit committee has concluded that the non-audit services provided by PBTK are compatible with maintaining auditor independence. In 2006 and 2005, no fees were paid to PBTK pursuant to the “de minimus” exception to the pre-approval policy permitted under the Securities Exchange Act of 1934, as amended.

For the fiscal years ended December 31, 2006 and 2005, the fees for services billed by PBTK were as follows:

	2006	2005

Audit fees	$218,600	$140,387
Audit-related fees	4,708	5,280
Tax fees	20,000	13,970

	$243,308	$159,637

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

VENDINGDATA CORPORATION

By:	/s/ Mark R. Newburg,
Mark R. Newburg,
Chief Executive Officer, Principal Executive Officer

Date: April 12, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark R. Newburg Mark R. Newburg	Executive Director (Chief Executive Officer)	April 12, 2007

/s/ Arnaldo F. Galassi Arnaldo F. Galassi	Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2007

/s/ James E. Crabbe James E. Crabbe	Chairman of the Board	April 12, 2007

/s/ Paul Havey Paul Harvey	Director	April 12, 2007

/s/ Vincent DiVito Vincent DiVito	Director	April 12, 2007

/s/ Robert Miodunski Robert Miodunski	Director	April 12, 2007

EXHIBIT INDEX

Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation dated June 7, 2003 (Incorporated by reference from the Registrant’s Form 8-K, filed on June 18, 2003).
3.2	Amended and Restated Bylaws of the registrant dated November 13, 2002, incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 8, 2003.
3.3	Certificate of Amendment to Articles of Incorporation dated August 23, 2005
3.4	Certificate of Amendment to Articles of Incorporation dated January 9, 2007
10.1	Shareholder Agreement dated December 14, 1998, by and between VendingData Corporation and Richard Huson, Bob Smith and Ron Keil, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 26, 1999.
10.2	Form of Warrant Associated with 9.5% Convertible Note Due 2004, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on May 17, 1999.
10.3	Lease Agreement dated December 29, 2006, by and between the registrant and Howard Hughes Properties, Limited Partnership, for 1120 Town Center Dr. Suite 260.
10.4	Form of Indemnification Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.5	Amended and Restated 1999 Stock Option Plan, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.*
10.6	Philadelphia Brokerage Corporation Warrant to Purchase 25,000 Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.7	Triage Capital Management LP Warrant to Purchase 50,000 Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.8	Mellon HBV SBV, LLC Warrant to Purchase Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.9	Amended and Restated 1999 Directors’ Stock Option Plan, incorporated by reference from the registrant’s registration statement on Form S-8 filed on September 10, 2003.*
10.10	Philadelphia Brokerage Corporation warrant to Purchase 75,000 Shares of Common Stock, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.
10.11	Distribution Agreement by and between the registrant and TCS Aces Pty Limited, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.
10.12	Distribution Agreement by and between the registrant and Technical Casino Supplies Ltd, incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 15, 2005.
10.13	License and Manufacturing Agreement dated February 27, 2006, between VendingData Corporation and Dolphin Products Pty Limited (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report of Form 10-K filed on March 31, 2006).
10.14	Patent Purchase Agreement dated October 1, 2005 among VendingData Corporation, William Westmore Purton, Dolphin Products Pty Ltd. and Dolphin Advanced Technologies Pty Ltd. (incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-K filed on March 31, 2006).
10.15	Form of Warrant (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005).
10.16	Employment Agreement dated September 29, 2005 between VendingData Corporation and Mark Newburg (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005).*
10.17	Employment Agreement dated September 29, 2005 between VendingData Corporation and Arnaldo Galassi (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005).*
10.18	Employment Agreement dated September 29, 2005 between VendingData Corporation and Peter Zee
10.19	Senior Secured Note Purchase Agreement dated May 2, 2006 among VendingData Corporation and the Bricoleur Funds (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 2, 2006)

Number	Exhibit Description

10.20	Securities Put Agreement dated May 2, 2006 among VendingData Corporation and the Bricoleur Funds (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated May 2, 2006)
10.21	Security Agreement dated May 2, 2006 among VendingData Corporation and the Bricoleur Funds (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 2, 2006)
10.22	Registration Rights Agreement dated May 2, 2006 among VendingData Corporation and the Bricoleur Funds (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 2, 2006)
10.23	Share Sale Agreement dated July 5, 2006 among VendingData Corporation and William Westmore Purton, and Synwood Pty Ltd (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2006)
10.24	Registration Rights Agreement dated July 11, 2006 among VendingData Corporation and William Westmore Purton, and Synwood Pty Ltd. (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2006)
10.25	Alliance Agreement dated October 11, 2006 between VendingData Corporation and Elixir Group Limited (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2006)
10.26	Amended and Restated Sales Representative Agreement dated October 11, 2006 between VendingData Corporation and Elixir Group Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2006)
10.27	Securities Purchase Agreement dated October 11, 2006 between VendingData Corporation and Elixir Group Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2006)
10.29	Securities Purchase Agreement dated March 27, 2007, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 30, 2007
10.30	Registration Rights Agreement dated March 28, 2007, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 30, 2007
10.31	Warrant dated March 28, 2007, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 30, 2007
14.1	Code of Ethics, incorporated by reference from the registrant’s annual report on 10-KSB filed March 30, 2004.
23.1	Consent of Piercy Bowler Taylor and Kern
23.2	Consent of BDO Kendalls Audit & Assurance (vic) (formerly Horwath Melbourne)
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.