Form 10QSB
period 2007-03-31
VENDINGDATA CORP
filed 2007-05-15
CIK 1004673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to          .
Commission file number: 001-32161
VendingData Corporation
(Exact name of registrant as specified in its charter)

Nevada	91-1696010
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification no.)
1120 Town Center Dr, Ste 260
Las Vegas, NV 89144
(Address of principal executive offices, including zip code)
(702) 733-7195
(Registrant’s telephone number, including area code)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of registrant’s common stock outstanding as of May 3, 2007 was 33,858,654
Transitional Small business disclosure Format (check one): YES ☐ NO ☑

VENDINGDATA CORPORATION
FORM 10-QSB

- i -

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
VENDINGDATA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,644,051	$333,888
Current portion of accounts receivable, trade, net of allowance for uncollectibles of $221,941 and $267,154	1,992,369	1,856,898
Due from affiliate	180,903	138,181
Other receivables	2,355	2,650,000
Inventories	3,526,021	3,407,361
Prepaid expenses and other current assets	81,893	46,494

	10,427,592	8,432,822

Equipment rented to customers, net of accumulated depreciation of $58,803 and $67,673	50,654	94,777
Property and equipment, net of accumulated depreciation of $2,673,302 and $2,472,897	3,527,476	3,493,817
Intangible assets, net of accumulated amortization of $786,344 and $654,369	4,669,970	4,801,945
Goodwill	13,429,199	13,429,199
Accounts receivable, trade, net of current portion, less unamortized discount	246,830	358,841
Deferred debt issuance costs	3,491,410	4,053,974
Prepaid commission	6,010,148	—
Other assets	309,399	305,282

Total assets	$42,162,678	$34,970,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenues, current portion	$668	$43,599
Short-term debt	534,614	676,600
Capital leases payable, current portion	443,995	440,719
Current portion of notes payable	1,300,000	1,799,494
Accounts payable	2,153,644	2,354,163
Accrued expenses	4,678,164	3,122,792
Customer deposits	174,925	14,257

	9,286,010	8,451,624

Deferred revenues, net of current portion	72,882	43,199
Leases payable, net of current portion	166,972	269,272
Notes payable, net of current portion	12,749,935	19,793,524

	22,275,799	28,557,619

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 70,000,000 shares authorized, 34,296,007 shares and 30,015,099 shares issued	34,297	30,016
Treasury stock 448,053 common shares at cost	(846,820)	(846,820)
Additional paid-in capital	116,077,221	100,836,022
Deferred expense	(5,816,623)	(8,183,683)
Accumulated other comprehensive loss	(3,153)	—
Deficit	(89,558,043)	(85,422,497)

Total stockholders’ equity	19,886,879	6,413,038

Total liabilities and stockholders’ equity	$42,162,678	$34,970,657

See accompanying notes to consolidated financial statements.

VENDINGDATA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Deficit
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Sales	$1,738,677	$577,207
Rental	64,563	111,064
Non-gaming revenue	1,430,877	—
Other	166,656	24,229

	3,400,773	712,500

Operating expenses:
Cost of sales	3,081,260	714,802
Selling, general and administrative	4,328,660	2,178,951
Research and development	262,758	222,138

	7,672,878	3,115,891

Operating loss	(4,272,105)	(2,403,391)

Other income (expense):

Interest expense, including $40,492 to related parties in 2007	(363,442)	(351,507)
Other income	500,000	—

Net loss	$(4,135,547)	$(2,754,898)

Basic and dilutive net loss per share	$(0.13)	$(0.16)

Weighted average shares outstanding	32,359,950	17,689,358

See accompanying notes to consolidated financial statements.

VENDINGDATA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,135,547)	$(2,754,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	144,228	119,517
Amortization of intangible assets	131,974	—
Amortization of deferred interest	14,251	16,561
Amortization of deferred financing costs	548,313	122,644
Stock-based compensation expense	946,359	497,755
Loss on disposition of assets	—	(32,805)
Write down of inventory		23,153
Increase in operating (assets) liabilities:
Trade accounts receivable	(68,536)	260,073
Inventory	(79,751)	176,949
Prepaid expenses and other current	(35,399)	50,432
Deposits with vendors and other long term assets	132,735	311,246
Accounts payable	(231,627)	(440,074)
Accrued expenses, deferred revenues and other current liabilities	298,551	210,666

Net cash used in operating activities	(2,334,449)	(1,438,781)

Cash flows from investing activities:
Acquisition of intangibles	—	(2,709,653)
Acquisition of property, plant and equipment	(93,259)	—

Net cash used in investing activities	(93,259)	(2,709,653)

Cash flows from financing activities:
Repayment of leases payable	(99,024)	(259,057)
Repayment of notes payable	(297,490)	(429,500)
Proceeds from sale of stock	4,484,385	3,112,457
Proceeds from subscriptions receivable	2,650,000
Proceeds from convertible debt	—	1,000,000

Net cash provided by financing activities	6,737,871	3,423,900

Increase (decrease) in cash and cash equivalents	4,310,163	(724,534)
Cash and cash equivalents at beginning of period	333,888	935,243

Cash and cash equivalents at end of period	$4,644,051	$210,709

Supplemental cash flow information:
Non-cash investing and financing activities:
Warrants issued to distributor as prepaid commission	$6,147,000
Loans converted into common stock, including $4,377,927 to a related party	$4,875,481
See accompanying notes to consolidated financial statements.

VENDINGDATA CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles pursuant to the rules and regulations incorporated in Regulation S-B of the Securities and Exchange Commission (SEC) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of VendingData Corporation, a Nevada corporation and its subsidiaries (the “Company”), for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the SEC on April 13, 2007.
Reclassifications
Certain reclassifications have been made to the December 31, 2006, balance sheet information to correct errors in the recording of debt issuances associated with stock warrants. The effects of the reclassifications decreased the contra-equity account captioned “deferred expense” by $7,280,000, reduced additional paid-in capital by $3,840,000, and increased the asset, “deferred debt issuance costs,” by $3,440,000. No adjustment has been made to previously reported operations as the effect of such an adjustment would have been immaterial.
2. Segments
The Company currently operates in two business segments: (i) gaming operations and (ii) non-gaming operations, which consists of the Dolphin Advanced Technologies Pty Ltd (DolphinTM) medical and automotive sectors. The accounting policies of these segments are consistent with the Company’s policies for the unaudited condensed consolidated financial statements.

The table below presents information as to the Company’s revenues and operating loss by segment:

	Three Months Ended
	March 31,
	2007	2006
Revenues
Gaming operations	$1,969,896	$712,500
Non-gaming operations	1,430,877	—

Total Revenue	$3,400,773	$712,500

Operating income (loss)
Gaming operations	$482,833	$(2,302)
Non-gaming operations	(163,320)	—
Corporate/other	(4,591,618)	(2,401,089)

Total operating loss	$(4,272,105)	$(2,403,391)

The segments identified for geographic region-based enterprise-wide data are as follows:

	Three Months Ended
	March 31,
	2007	2006
Asia	$1,685,605	$440,000
United States	221,992	272,500
Australia	1,430,877	—
Europe	40,696	—
Other	21,603	—

	$3,400,773	$712,500

For the three month period ended March 31, 2007, in the gaming sector, one customer represented 48.6% of total sales. Within the non-gaming sector the Company had one customer that represented 15% of sales.
3. Earnings (loss) per share
Basic loss per share is computed by dividing the reported net loss for the period by the weighted average number of common shares outstanding during the period. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.
4. Stock options
Current period stock option activity for the periods ended March 31, 2007 and 2006 is summarized below:

		Weighted
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term
		(per share)	(years)
Balance outstanding as of December 31, 2005	3,953,472	$2.55	4.61
Granted	55,000
Exercised	(77,600)
Forfeited or expired	(55,000)

Balance outstanding as of March 31, 2006 [1]	3,875,872	$2.06	4.55

Balance outstanding as of December 31, 2006	4,654,412	$2.17	4.52
Granted	522,500
Exercised	(50,100)
Forfeited or expired	(960)

Balance outstanding as of March 31, 2007 [1]	5,125,852	$2.20	4.57

Exercisable as of March 31, 2007	1,195,716	$2.09	3.42

( ) Includes 1,050,000,share that are issued and vested only through a change in control provision.

5 . Sale and issuance of stock and warrants
On March 28, 2007, the Company completed the sale of 1,625,000 shares of the Company’s common stock and warrants to purchase 1,625,000 shares of common stock to an institutional investor for the aggregate price of $4,306,250. The warrants are exercisable at an exercise price of $2.65 per share for a period of five years beginning on March 28, 2007. In addition, the Company has agreed to provide the investor with limited rights of first refusal to purchase its securities over a two-year period expiring no later than March 28, 2009. The Company also granted the investor certain registration rights requiring the Company to file a selling shareholder registration statement with the SEC by June 15, 2007, for purposes of registering the resale of the shares of the Company’s common stock issued to the investor pursuant to the transaction, including all shares that are issued, or may be issued, upon exercise of the warrants.
On January 25, 2007, the Company issued warrants to purchase up to 16,000,000 shares of the Company to our Asian distributor as an incentive to meet certain sales targets. These warrants were accounted for in accordance with FASB Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The warrants have a fair market value of $6,147,000 and are classified in the balance sheet as prepaid commissions and will be amortized to commission expense at a rate of 8% of the gross revenue generated by the distributor.
See also Note 9.
6. Acquisition
During the past year, the Company completed the acquisition of Dolphin. A portion of the consideration included convertible debt issued to a former principal of the business. The note was converted to shares in January 2007. Pursuant to a price resale guarantee associated with the acquisition, the Company remains obligated for up to $1,404,241 if the holder sells such shares at market for lesser of the guaranteed price of $3.50 per share, which obligation has been recorded as part of the purchase price.
The condensed pro forma, consolidated statement of operations for the three months ended March 31, 2006, as if the Dolphin acquisition had taken place as of January 1, 2006 is as follows:

Net Revenue	$2,213,687
Operating expenses	4,253,078

Loss from operations	(2,038,391)
Other expenses	366,289

Net loss	$(2,405,680)

Basic and dilutive loss per share	$(0.14)

Weighted average number of share	17,689,358

7. Contingencies
The Company is a party to certain claims, legal actions, and complaints, including a patent infringement action between the Company and one of its main competitors and the sales tax dispute discussed in the following paragraph. The Company cannot predict or estimate the likely outcome of any such litigation or other disputes and accordingly, no provision has been made for any minimum estimated losses with regard to such matters.

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
8. Income taxes
At March 31, 2007, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $(89,558,043) that may be available to offset against future taxable income. These operating loss carryforwards expire in the years 2010 through 2025. With respect to the U.S, no tax benefit has been reported in the financial statements for the current period or prior periods, and since the potential tax benefits of the net operating loss carryforwards are effectively offset by a 100% valuation allowance, as a result of significant uncertainties as to ability to realize them in the future because, as a result of the Company’s operating history, management is unable to conclude at this time that realization of such benefits is more likely than not. In addition, the Company may be limited in its ability to fully utilize these net operating loss carryforwards and realize any benefit therefrom in the event of certain ownership changes described in U.S. Internal Revenue Code Section 382.
The Company’s management also evaluated its positions taken in previously filed tax returns for all open years income tax provision in accordance with Financial Accounting Standards Board Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. Based on its evaluation, management believes that adopting FIN 48 did not have a material effect on the Company’s net operating loss carryforwards or the related deferred tax assets or the valuation allowance
9. Subsequent event
On May 3, 2007, the Company entered into an agreement with four investors for the Company’s sale of 600,000 shares of its common stock for the aggregate price of $1,650,000 ($2.75 per share). The transaction is expected to close before the end of May 2007, subject to the satisfaction of certain closing conditions, including the American Stock Exchange’s approval of an additional listing application for the common shares to be sold to the investors.

Item 2. Management’s Discussion and Analysis or Plan of Operations.
CAUTIONARY STATEMENT
You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-QSB is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-KSB for the year ended December 31, 2006 and subsequent reports on Form 8-K, which discuss our business in greater detail.
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
In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include those matters included in the section “Risk Factors” further below. Please also refer to the section “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2006.
The Company owns or has rights to certain trademarks that it uses in connection with the sale of its products, including, but not limited to, the following: VendingData™, Deck Checker™, Random Ejection™, Random Plus™, PokerOne™, ChipWasher™, ShufflePro™, DeckSetter® and Dolphin™. This report also makes reference to trademarks and trade names of other companies.
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

In July, 2006, we acquired all of the capital shares of Dolphin. Dolphin is engaged in the business of producing high-precision plastic injection molded components and associated tooling, including casino chips and plaques, for the gaming, medical and automotive industries. As a result of the Dolphin acquisition, we have two segments for financial reporting purposes, our gaming operations and our non-gaming operation, which consists of the Dolphin operations in the medical and automotive sectors.
Results of Operations
Comparison of Three Months Ended March 31, 2007 and 2006
For the three months ended March 31, 2007, we increased revenue by $2.7 million or 377% to $3.4 million compared to $0.7 million in the corresponding period in the prior year. This increase was primarily driven by an increase in casino chip revenue and non-gaming product revenue due to the acquisition of Dolphin in July 2006 and was partially offset by a decrease in shuffler products and DeckChecker sales. Lower sales and rentals of shuffler and DeckChecker products during the period were attributable to (a) US sales transitioning to a distributor based model and (b) Asian sales being transitioned to our new distributor, Elixir Group Limited (“Elixir”), a Hong Kong company wholly-owned by Melco International Development Limited (Melco). We expect that these sales channel changes will take time to develop traction in these markets. Gross margin decreased to 14% for the three months ended March 31, 2007 compared to the corresponding period in the prior year as a result of the increase in lower margin casino chip and non-gaming product revenue. Specific product line results for the three months ended March 31, 2007 and 2006 are provided below.

	Three months	Three months
	ended	ended	Percentage
	March 31, 2007	March 31, 2006	change
Shuffler Sales
Revenue	65,651	259,609	(75%)
Gross Margin %	73%	33%	41%

Shuffler Rentals
Revenue	43,788	72,134	(39%)
Gross Margin %	88%	86%	2%

DeckChecker Sales
Revenue	115,911	606,003	(81%)
Gross Margin %	75%	78%	(3%)

DeckChecker Rentals
Revenue	20,775	38,930	(47%)
Gross Margin %	96%	88%	8%

Casino Chips
Revenue	1,579,577	—	—
Gross Margin %	27%

Non-gaming products
Revenue	1,430,877	—	—
Gross Margin %	(11%)

Other
Revenue	144,194	(264,176)	154%
Gross Margin	(144,638)	(656,926)	76%

Shuffler Sales. Revenue decreased $194,000, as a result of a decrease in unit sales from the corresponding period of the prior year. The decrease in unit sales was a result of the sales channel transition factors discussed above as well as our transition to a new shuffler product due out to the market in the second quarter of 2007. Gross margin improved to 73% for the three month period as a result of a decrease in costs associated with upgrading products as compared to the corresponding period in the prior year.
Shuffler Rentals. Rental revenue decreased $28,000 as a result of the decrease in the number of units installed for the same reasons as the decrease in DeckChecker sales.
DeckChecker Sales. The decrease in DeckChecker sales was primarily a result of transition issues related to moving Asian distribution to Elixir Gaming from our prior distributorship, during the three months ended March 31, 2007. Additionally, the sales price to our new distributor decreased which resulted in a decrease in our gross margin of 3%. We believe that the volume of future sales will offset any future decreases in margin. Domestically, our decision to transform our domestic sales to a distributor based model caused us to re-evaluate sales territories in anticipation of our hand-off of domestic sales to a new distributor.
Deck Checker Rentals. The decrease in Deck Checker rental revenue was the result of a decrease in units deployed for the same reasons as the decrease in DeckChecker sales. Our cost of sales included Deck Checker rental depreciation of $849 during the first quarter of 2006 a reduction from $4,764 for the same period of the prior year.
Casino Chips. The increase in revenue is a result of this product line being introduced during the second quarter of 2006 and revenue recognition from the sale of RFID chips to a casino in Macau. Our gross margin of 27% is expected to improve during the current fiscal year as sales and average sales prices increase.
Non-Gaming Products. With the acquisition of Dolphin in July 2006 there is additional revenue of $1,430,000 not related to the gaming business. This segment was not part of the Company during the same period in 2006. Over 80% of this revenue relates to the automotive line of business. Our negative gross margin on these sales is expected to improve as we improve our production efficiencies.
Other Income. The increase in other revenues was due to a decrease in sales returns and allowances which totaled $22,500 for the quarter ended March 31, 2007, compared to $288,404 during the corresponding period of the prior year as a result of returns of earlier versions of our shuffler products.
General and Administrative Expense
For the three months ended March 31, 2007, our general and administrative expenses increased 99% over the corresponding period of the prior year. This increase is primarily related to the following:
•
An increase in share based compensation of $449,000 primarily due to the increase in stock options granted in the current period compared to the corresponding period of the prior year. We granted approximately 520,000 options in the three month period ended March 31, 2007 compared to 55,000 options in the corresponding period in the prior year.

•
An increase in consulting and other professional fees of $453,000 as a result of the beginning of our implementation of new accounting software and an increase in accounting fees as we prepare to comply with Section 404A of Sarbanes-Oxley. We expect these costs to increase over the current fiscal year.

•	An increase in wages and salaries of $446,000 as a result of the increase in headcount associated with the acquisition of Dolphin during the third quarter of 2006.

•
An increase in financing fees of approximately $517,000 related to the amortization of debt issuance costs of debt acquired in the prior year. This cost relates to the expensing of warrants issued in connection with the debt financing and is a non-cash expense. Please see note 1 in the Notes to the Consolidated Financial Statements.

Research and Development Expense
For the three months ended March 31, 2007, research and development expenses were $263,000, or 18% more than the period ended March 31, 2006. The increase in research and development expenses was due to expenses related to the development of our ShufflePro and ChipWasher products.
Interest Expense
For the three months ended March 31, 2007, we incurred interest expenses of $363,000, an increase of 3% from the corresponding period of the prior year. The increase in interest expense was primarily attributable to the debt service related to our 8% senior secured note arrangement, Dolphin’s short term overdraft facilities and, for the first three months of 2006, the 9% senior secured notes, the 10% senior secured convertible notes and the $5 million 9% line of credit. In April 2007, we repaid principal in the amount of $2.15 million of outstanding debt with the proceeds from the stock sale described in Note 5, which will reduce our interest expense going forward.
Dolphin was acquired through a combination of cash and stock and did not utilize a debt component.
Liquidity and Capital Resources
Our working capital has increased to $1,141,581 at March 31, 2007 compared to $(18,800) at December 31, 2006. The working capital improvement is attributable to the following:
▪	In January 2007, we completed sale of intellectual property related to the discontinued SecureDrop product line. The proceeds of the transaction totaled $500,000.

▪
In January 2007, Elixir purchased, for the aggregate price of $2.65 million, 1,000,000 shares of our common stock and warrants to purchase 16,000,000 shares of our common stock at exercise prices ranging from $2.65 to $5.50 per share for a period of 36 months beginning on December 31, 2007.

▪	On March 28, 2007, we completed a sale of 1,625,000 shares of common stock at $2.65 per share for total proceeds of $4,306,250.
In addition, on May 3, 2007, we entered into an agreement with four investors for our sale of 600,000 shares of our common stock for the aggregate price of $1,650,000 ($2.75 per share). The transaction is expected to close in mid-May 2007 subject to the satisfaction of certain closing conditions, including the American Stock Exchange’s approval of an additional listing application for the common shares to be sold to the investors.
We have historically incurred losses from operations. During the fiscal year ended December 31, 2006 and the three months ended March 31, 2007, we incurred negative cash flow from operations of ($7,808,972) and ($2,334,449), respectively. We expect to continue to experience negative cash flow from operations until such time as we are able to substantially increase revenues and control expenses at levels that will allow us to operate on a cash flow positive basis. Our Company’s ability to maintain adequate liquidity in the medium-to-long term will be impacted by any continuing losses from operations and management’s plans to address and overcome prior operating losses. Management has developed and refined its 2007 operating plan to increase its sales through the rollout of new shuffler products, sale of its high frequency RFID casino chip product to new casino openings in Macau, and improving its sales efforts domestically and internationally through newly announced distributorship arrangement with Elixir in Asia and TCSJohnHuxley in Europe. Management continues in its efforts to reduce operating costs through the transfer of manufacturing operations to China. Management has focused on financial condition and liquidity improvements through its capital raising efforts in 2006 and earlier, resulting in improved cash and working capital position. While management continues in its endeavors to attain a profitable level of operations, there can be no assurance that we will be able to substantially increase revenues and control expenses at levels that will allow us to operate on a cash flow positive basis.

Pursuant to a price resale guarantee associated with the acquisition, , the Company remains obligated for up to $1,404,241 until July 12, 2008, if the holder sells such shares at market for lesser of the guaranteed price of $3.50 per share or 90% of the average closing price for a period of ten consecutive trading days immediately prior to such sale, which obligation has been recorded as part of the purchase price.
We believe that our existing cash and cash equivalents together with expected cash generated by operations and the two recent equity financing described above, will be sufficient to meet our working capital needs, capital expenditures, and commitments through the end of fiscal 2007. In the event it is not sufficient, we will endeavor to raise additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, as result of our present level of debt and certain restrictions on our ability to incur additional indebtedness under our existing credit agreement, it is unlikely we will be able to obtain additional debt-based capital, unless a significant portion of the proceeds are used to retire existing debt. There can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected.
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
Recent Accounting Pronouncements
In September 2006, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS No. 159 will become effective for us for financial statements issued for periods beginning in 2008. We are currently evaluating the effect that SFAS Nos. 157 and 159, if any, will have on our financial position, results of operations and operating cash flows.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Risk Factors
We may require additional funding in the future to continue to operate our business. Our working capital has increased to $1,141,581 at March 31, 2007 compared to $(18,800) at December 31, 2006. In addition, we have entered into an agreement in May 2007 to sell 600,000 common shares to four investors for the aggregate purchase price of $1.65 million.
We believe that the proposed financing, in addition to our existing cash and cash equivalents together with expected cash generated by operations, will meet our working capital needs, capital expenditures, and commitments through the end of fiscal 2007. In the event it is not sufficient, we will endeavor to raise additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, as result of our present level of debt and certain restrictions on our ability to incur additional indebtedness under our exiting credit agreements, it is unlikely we will be able to obtain additional debt-based capital, unless a significant portion of the proceeds are used to retire existing debt. There can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results may occur:
•	the percentage ownership of our existing stockholders will be reduced;

•	our stockholders may experience additional dilution in net book value per share; or

•	the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.
We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005, we have incurred net losses of $4,135,547, $13,734,719 and $17,567,230, respectively, and our operations have used $2,327,191, $7,808,972 and $14,816,322 of cash, respectively. As of March 31, 2007, December 31, 2006 and December 31, 2005, we had accumulated deficits of $89,558,043, $85,422,496 and $71,687,777, respectively. Based on our presently known commitments and plans, we believe that we have sufficient funding through the end of 2007. If we are unable to generate additional funds from operational cash flow, we will be required to locate additional sources of capital from private or public placements of debt or equity, or from institutional or other lending sources. If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.
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
It is possible that our future products will be the subject of future patent litigation if the products are sold and installed in the United States and, if commenced, could subject us to continuing litigation costs and risks. To the extent that we introduce new products that incorporate the same or similar technology, it is likely that a competitor will bring one or more claims against us seeking damages, injunctive or other equitable relief, or both. We cannot predict the outcome of any present or future litigation that may occur.
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
If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter into costly licensing arrangements or redesign our products so as to exclude the infringing technology. As a result, we would incur substantial costs and delays in product development, sales and shipments, our revenues may decline substantially and we may not be able to achieve the growth required for us to achieve profitability

We rely on distributors in international markets, and our limited sales experience in foreign countries could cause us to lose sales. Substantially all sales of our products outside the U.S. are achieved through distributor relationships, and by the second half of 2007, our U.S. sales will also be achieved through a distributor relationship. We believe the distributors that we have engaged are experienced and reputable; however, if we are unable to manage these relationships, our ability to generate revenue and profits in the non-U.S. market may be adversely affected. To the extent that we engage in direct sales outside the U.S., we have limited sales experience and history in foreign markets.
Our management holds a controlling interest in our common stock, giving our management significant power to control matters submitted to our stockholders. As of May 3, 2007, our executive officers and members of our board beneficially own approximately 10,851,865 shares of common stock, or approximately 32% of the outstanding shares of our common stock. Accordingly, these stockholders have the power to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for non management stockholders to effect substantial changes in our company, and also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.
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
Item 3. Controls and Procedures
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that in certain areas our disclosure controls and procedures were not effective as of March 31, 2007, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms
Evaluation of Disclosure Controls. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.
In connection with their audit of our 2006 consolidated financial statements, our auditors reported to us two material weaknesses and a significant deficiency in our internal control over financial reporting. The significant deficiency concerns lack of evidence of authorization of payment of vendor invoices. The material weaknesses include: (1) our inability to properly control financial records and analyses relative to business combinations, which was evident in connection with our acquisition of Dolphin, to assure the proper allocation of purchase price to the net assets acquired and proper disclosures relative to the acquisition, and (2) the collective experience of our personnel responsible for financial reporting.

Subsequently, management initiated preliminary remediation steps to address the material weaknesses and the significant deficiency identified. These remediation steps include planning for and documenting the implementation of formal disclosure checklist processes and procedures to ensure that there is proper authorization of payment on vendor invoices. We also initiated a search for an addition to our accounting team with strong public accounting financial reporting experience. During the second quarter of fiscal 2007, we strengthened our financial organization by hiring an additional member to our management team, with extensive experience in SEC reporting and GAAP, who will be responsible for providing added training and financial discipline to the financial reporting process. We are continuing to assess and strengthen our financial organization by seeking additional qualified staff. Additionally, we are training other appropriate personnel in the required approach and documentation standard for each key account analysis.
Changes in Internal Control. During the quarter ended March 31 2007, we implemented the changes to our internal controls described above. No other change in our internal control over financial reporting occurred during the quarter ended March 31 2007, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 6. Exhibits.
(a) Exhibits.
10.1	Securities Purchase Agreement

10.2	Registration Rights Agreement

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURE
       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VendingData Corporation
(Registrant)

Date: May 15, 2007	By:	/s/ Mark R. Newburg Mark R. Newburg
	Its:	President, Chief Executive Officer and
Treasurer (Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Arnaldo F. Galassi Arnaldo F. Galassi
	Its:	Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description

10.1	Securities Purchase Agreement

10.2	Registration Rights Agreement

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).