Form 10QSB
period 2007-06-30
VENDINGDATA CORP
filed 2007-08-14
CIK 1004673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
YES ☐ NO ☑
The number of shares of registrant’s common stock outstanding as of August 3, 2007 was 36,526,593
Transitional Small business disclosure Format (check one): YES ☐ NO ☑

VENDINGDATA CORPORATION
FORM 10-QSB

- i -

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
VENDINGDATA CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,791,076	$333,888
Current portion of accounts receivable, net of allowance for uncollectibles of $118,016 and $267,154	2,992,435	1,856,898
Other receivables	—	138,181
Inventories	2,820,390	3,407,361
Prepaid expenses and other current assets	79,629	46,494

	7,683,530	5,782,822

Equipment rented to customers, net of accumulated depreciation of $64,181 and $67,673	45,276	94,777
Property and equipment, net of accumulated depreciation of $2,871,926 and $2,472,897	3,786,940	3,493,817
Intangible assets, net of accumulated amortization of $1,258,518 and $819,753	8,497,795	8,936,561
Goodwill	9,129,199	9,129,199
Accounts receivable, net of current portion, less unamortized discount	188,950	358,841
Deferred debt issuance costs	3,949,754	4,489,707
Prepaid commission	6,010,148	—
Other assets	328,065	305,282

Total assets	$39,619,657	$32,591,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenues, current portion	$43,702	$43,599
Short-term debt	784,249	3,676,600
Capital leases payable, current portion	382,508	440,719
Current portion of notes payable	1,500,000	299,494
Accounts payable	3,124,793	2,354,163
Accrued expenses	2,105,780	3,122,792
Customer deposits	195,242	14,257

	8,136,274	9,951,624

Deferred revenues, net of current portion	17,110	43,199
Capital leases payable, net of current portion	165,263	269,272
Notes payable, net of current portion	10,057,486	16,793,524

	18,376,133	27,057,619

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 70,000,000 shares authorized, 36,208,534 shares and 30,015,099 shares issued	36,209	30,016
Treasury stock 448,053 common shares at cost	—	(846,820)
Additional paid-in capital	125,774,766	108,170,320
Deferred compensation	(3,266,219)	(8,348,483)
Accumulated other comprehensive loss	(36,269)	—
Deficit	(101,264,963)	(93,471,646)

Total stockholders’ equity	21,243,524	5,533,387

Total liabilities and stockholders’ equity	$39,619,657	$32,591,006

See accompanying notes to consolidated financial statements.

VENDINGDATA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Deficit
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(As restated)	(As restated)	(As restated)
Revenues:
Gaming product sales	$1,439,016	$1,503,659	$3,177,693	$2,080,866
Gaming product rentals	52,580	80,185	117,143	191,249
Non-gaming product sales	1,729,848	—	3,160,725	—
Other	280,645	102,971	447,301	127,201

	3,502,089	1,686,815	6,902,862	2,399,316

Operating costs and expenses:
Cost of sales – gaming products	1,456,253	1,220,227	2,943,317	1,935,030
Cost of sales – non-gaming products	1,550,655	—	3,144,851	—
Selling, general and administrative	4,412,047	1,796,531	7,736,700	3,975,482
Research and development	147,876	590,098	410,634	812,237

	7,566,831	3,606,856	14,235,502	6,722,749

Loss from operations	(4,064,742)	(1,920,041)	(7,332,640)	(4,323,433)

Other income (expense):
Interest expense	364,950	654,204	951,992	1,126,811
Loss on extinguishment of debt		1,211,000		1,211,000
Other income	—	—	(500,000)	—

	364,950	1,865,204	451,992	2,337,811

Net loss	$(4,429,692)	$(3,785,245)	$(7,784,632)	$(6,661,244)

Stock inducement discount		603,708		603,708

Net loss available to common shareholders	$(4,429,692)	$(4,388,953)	$(7,784,632)	$(7,264,952)

Basic and dilutive loss available to common shareholders per share	$(0.13)	$(0.20)	$(0.23)	$(0.36)

Weighted average shares outstanding	35,008,041	22,220,768	33,691,311	20,196,340

See accompanying notes to consolidated financial statements.

VENDINGDATA CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2006
		(As restated)
Cash flows from operating activities:
Net loss	$(7,784,632)	$(6,661,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	263,942	124,326
Amortization of intangible assets	438,766	102,141
Amortization of deferred financing costs	343,887	355,858
Stock-based compensation expense	1,765,587	648,352
Loss on disposition of assets	33,075	12,071
Write down of inventory	394,991	—
Loss on extinguishment of debt	—	1,211,000
Increase in operating (assets) liabilities:
Accounts receivable	(964,378)	(211,425)
Inventory	272,560	(89,601)
Prepaid expenses and other current	(33,135)	75,074
Deposits with vendors and other long term assets	114,069	(330,797)
Accounts payable	750,905	(114,920)
Accrued expenses, deferred revenues and other current liabilities	(1,824,313)	(374,824)

Net cash used in operating activities	(6,228,676)	(5,253,989)

Cash flows from investing activities:
Acquisition of intangibles	—	(716,500)
Deposit for business combination	—	(750,000)
Acquisition of property, plant and equipment	(358,434)	—
Sale of property, plant and equipment	80,900	77,529

Net cash used in investing activities	(277,534)	(1,388,971)

Cash flows from financing activities:
Proceeds from sale of stock	8,139,683	399,572
Proceeds from capital leases	—	300,000
Capital lease payments	(206,667)	(338,596)
Proceeds from notes payable	—	14,250,000
Repayment of notes payable	(2,624,099)	(11,000,000)
Treasury stock exercised	4,481	—
Proceeds from stock subscriptions receivable	2,650,000	—
Proceeds from issuance of convertible debt	—	2,500,000

Net cash provided by financing activities	7,963,398	6,110,976

Increase (decrease) in cash and cash equivalents	1,457,188	(531,984)
Cash and cash equivalents at beginning of period	333,888	935,243

Cash and cash equivalents at end of period	$1,791,076	$403,259

Supplemental cash flow information:
Non-cash investing and financing activities:
Intangible assets acquired with stock		$2,520,000
Stock issued for business combination deposit		$2,350,000
Notes payable paid off with stock		$5,654,500
Warrants issued to distributor as prepaid commission	$6,147,000
Loans converted into common stock	$6,372,168

VENDINGDATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of presentation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles pursuant to the rules and regulations incorporated in Regulation SB of the Securities and Exchange Commission (SEC) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of VendingData Corporation, a Nevada corporation and its subsidiaries (the Company), for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, filed with the SEC on April 13, 2007, from which the balance sheet data as of December 31, 2006 was derived, subject to the applicable restatement adjustments discussed below.
Restatement
On August 11, 2007, our audit committee concluded, after consultation with our independent registered public accounting firm, that errors in our expensing of warrants granted in the fourth quarter of 2005 require us to restate previously reported financial results for the year ended December 31, 2005. In conjunction with the preparation of our quarterly financial statements for the three-month period ended June 30, 2007, we discovered that an error existed in our previously issued financial statements. We have also determined we had failed to record certain non-cash expenses relating to warrants issued by us in connection with debt financings completed in the fourth quarter of 2005 and the second quarter of 2006. We have now determined that we should have expensed the value of warrants in the fiscal quarter in which each financing transaction was concluded. In addition, we have determined that certain previously recorded debt issuance costs should have been expensed in the quarter ended June 30, 2006. Further, upon review of our allocation of the purchase price relating to the acquisition of Dolphin Advanced Technologies Pty Ltd in the third quarter of 2006, we have determined that further allocation of the purchase price to identifiable and amortizable intangibles was required but omitted. The effect of this reallocation was to reduce recorded goodwill by $4.3 million. These adjustments result in a change in the recorded deficit and the subsequent quarterly results.
The effect of these adjustments for the period ended December 31, 2005, was to increase our deficit by $5,955,399.
All of the above-described restatements represent non-cash, non-operating charges.
The previously reported deficit as of December 31, 2005, and the financial statements for the periods presented through March 31, 2007 will also be restated. This report for the period ended June 30, 2007, incorporates the effects of these corrections. Concurrently with this filing, we are filing with the SEC a current report on Form 8-K that includes a more detailed description of the restatements.
The effects of these adjustments for the periods summarized are as follows:

	As previously
Consolidated Balance Sheets	reported	As restated	Difference
	December 31, 2006
Intangible assets, net	4,801,945	8,936,561	4,134,616
Goodwill	13,429,199	9,129,199	(4,300,000)
Deferred costs	613,974	4,489,707	3,875,733
Additional paid-in capital	104,676,021	108,170,320	3,494,299
Deferred compensation	(15,463,683)	(8,348,483)	7,115,200
Deficit	(85,422,496)	(93,471,646)	(8,049,150)

Consolidated Statements of Operations and Deficit	Three Months Ended June 30, 2006
Interest expense	505,137	654,204	149,067
Loss on extinguishment of debt	—	1,211,000	1,211,000
Net loss	2,425,178	3,788,245	1,363,076
Net loss per share attributable to common shareholders	(0.11)	(0.20)	(0.09)

	Six Months Ended June 30, 2006
	As previously
	reported	As restated	Difference

Interest expense	856,644	1,126,811	270,167
Loss on extinguishment of debt	—	1,211,000	1,211,000
Net loss	5,180,077	6,661,244	1,481,167
Net loss per share attributable to common shareholders	(0.26)	(0.36)	(0.10)

	Six Months Ended June 30, 2006
	As previously
Consolidated Statements of Cash Flows	reported	As restated	Difference

Net cash used in operating activities	(5,392,791)	(5,253,989)	138,802
Net cash used in investing activities	(1,469,651)	(1,388,971)	80,680
Net cash provided by financing activities	6,330,458	6,110,976	(219,482)
See also Note 3.
2. Segments
The Company currently operates in two business segments: (i) gaming operations and (ii) non-gaming operations, consisting primarily of the Dolphin Advanced Technologies Pty Ltd (DolphinTM) automotive sector. The accounting policies of these segments are consistent with the Company’s policies for the unaudited condensed consolidated financial statements.
The table below presents information as to the Company’s revenues and operating loss by segment :

	Three Months Ended June 30,		Six Months Ended June, 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
Revenues
Gaming operations	$1,772,241	$1,686,815	$3,742,137	$2,399,316
Non-gaming operations	1,729,848	—	3,160,725	—

Total Revenues	$3,502,089	$1,686,815	$6,902,862	$2,399,316

Operating income (loss)
Gaming operations	$315,987	$466,588	$798,820	$464,286
Non-gaming operations	179,194	—	15,874	—
Corporate/other	(4,559,923)	(2,386,629)	(8,147,334)	(4,787,719)

Total operating loss	$(4,064,742)	$(1,920,041)	$(7,332,640)	$(4,323,433)

The segment revenues identified for geographic region-based enterprise-wide data are as follows:

	Three Months Ended June 30,		Six Months Ended June, 30,
	2007	2006	2007	2006
Asia	$950,032	$1,417,270	$2,635,637	$1,857,271
United States	645,075	269,545	867,067	542,045
Australia	1,793,058	—	3,223,935	—
Europe	102,316	—	143,012	—
Other	11,608	—	33,211	—

	$3,502,089	$1,686,815	$6,902,862	$2,399,316

For the six month period ended June 30, 2007, in the gaming sector, one customer represented 25.97% of total sales. Within the non-gaming sector the Company had one customer that represented 16.44% of total sales.
3. Loss per share
Basic loss per share is computed by dividing the reported net loss for the period by the weighted average number of common shares outstanding during the period. For the periods ending June 30, 2006, loss available to common stockholders per share reflects the effect of a $603,708 discount offered as an inducement on the purchase price of 1,213,570 shares of the Company’s common stock. The shares issuable as a result of prepayment prior to issuance of such shares were included in the weighted average number of shares outstanding for the periods. Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.
4. Goodwill and Intangible Assets
Finite lived intangible assets
Substantially all of the Company’s recorded intangible assets are subject to amortization. Finite lived intangible assets are comprised of the following:

	June 30,	December 31,
	2007	2006
		(As restated)
Amortizable intangible assets:
Patents and gaming related products	$4,986,313	$4,986,314
Less: accumulated amortization	(888,585)	(638,702)

Customer relationships	4,220,000	4,220,000
Less: accumulated amortization	(327,308)	(160,154)

Trademarks	550,000	550,000
Less: accumulated amortization	(42,625)	(20,897)

	$8,497,795	$8,936,561

Goodwill
As described in Note 1, the Company determined that further allocation of the Dolphin purchase price to intangibles for the year ended December 31, 2006 was appropriate. No further adjustments were made to the carrying value of goodwill as of June 30, 2007.
5. Stock options
Stock option activity for the six-month periods ended June 30, 2007 and 2006 is summarized below:

		Weighted
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term
		(per share)	(years)
Balance outstanding as of December 31, 2005	3,953,472	$3.55	4.61
Granted	930,000
Exercised	(168,600)
Forfeited or expired	(308,600)

Balance outstanding as of June 30, 2006	4,406,272	$2.10	4.55

Balance outstanding as of December 31, 2006	4,654,412	$2.17	4.52
Granted	569,000
Exercised	(965,377)
Forfeited or expired	(26,710)

Balance outstanding as of June 30, 2007	4,231,325	$2.31	4.50

Exercisable as of June 30, 2007	978,651	$2.26

Total options outstanding at June 30, 2007 and 2006, includes 1,050,000 shares that are issued and vested only through a change in control provision.

6. Inventory
Inventory consisted of the following at December 31, 2006, and June 30, 2007.

	June 30, 2007	December 31, 2006
Raw materials	$303,708	$633,185
Work in progress	176,874	121,977
Finished goods	2,339,808	2,652,199

	$2,820,390	$3,407,361

7. Securities Purchase and Product Participation Agreement
On June 12, 2007, the Company entered into a Securities Purchase and Product Participation Agreement (the “Participation Agreement”) with Elixir Group Limited, a Hong Kong company (“Elixir”). Pursuant to the Participation Agreement, the Company will issue to Elixir its common shares and warrants, subject to Elixir’s sourcing and identification of gaming operators located in the general Asia region on the Company’s behalf. The Company will place electronic gaming machines with gaming operators pursuant to lease agreements between it and the operators on a revenue sharing basis. Elixir will also sell to the Company the electronic gaming machines to be placed under the lease agreements. The Participation Agreement and the related transactions are subject to certain conditions, including the approval of the Company’s stockholders, and are expected to close in the third quarter of 2007.
According to the terms of the Participation Agreement, Elixir will have the right to “earn-in” an equity interest in the Company based on the achievement of various performance milestones in terms of (a) the cumulative number of the electronic gaming machines that are contracted to be placed and leased pursuant to lease agreements entered into between the Company and the gaming operators sourced and identified by Elixir (the “gaming machines under contract”) and (b) the cumulative number of electronic gaming machines physically placed by the Company and in operation in the gaming premises of gaming operators pursuant to the lease agreements (the “gaming machines in operation”). The close of the transaction is subject to the placement of at least 1,000 gaming machines in operation. At the close, the Company will issue to Elixir 25,000,000 common shares and warrants, with an exercise price of $2.65 per share, to purchase up to 88,000,000 additional common shares of the Company. The warrants will vest and first become exercisable based on the achievement of certain milestones with respect to the number of gaming machines under contract and in operation. Elixir will be entitled to earn a total of 55,000,000 common shares of the Company (inclusive of the 25,000,000 shares issued at closing) and the warrants will vest and become exercisable subject to achieving the following milestones with respect to the cumulative number of gaming machines under contract and in operation as follows:

Cumulative	Cumulative
Gaming Machines	Gaming Machines	Shares Earned	Vesting of Warrants
Under Contract	in Operation	By Elixir	Earned By Elixir
1,000	1,000	25,000,000	0
2,000	1,000	15,000,000	22,000,000
3,000	2,000	10,000,000	22,000,000
4,000	3,000	5,000,000	22,000,000
5,000	4,000	0	22,000,000

Total 5,000	4,000	55,000,000	88,000,000

In addition to the above, upon the Company’s initial placement of 1,000 gaming machines in operation with gaming operators identified by Elixir, the Company will reduce by $1.00 the exercise price of all warrants (other than 6,000,000 common share warrants priced at $2.65) sold to Elixir pursuant to a securities purchase agreement entered into in October 2006 (the “2006 Warrants”). When the cumulative number of gaming machines under contract reaches 2,000 units and the cumulative number of gaming machines in operation reaches 1,000 units, the Company will further reduce by $1.00 the exercise prices of the 2006 Warrants. When the cumulative number of machines under contract reaches 3,000 units and the cumulative number of machines in operation reaches 2,000 units, the Company will further reduce by $1.00 the exercise prices of the 2006 Warrants.
In connection with the closing of the transactions contemplated by the Participation Agreement, the Company will enter into a registration rights agreement with Elixir. The registration rights agreement requires the Company to file a selling shareholder registration statement with the SEC, within 30 days following the closing of the transactions under the Participation Agreement, for purposes of registering the resale of the shares of the Company’s common stock issued to Elixir pursuant to the transaction, including all shares that are issued, or may be issued, upon exercise of the warrants. Pursuant to the registration rights agreement, the holders of the securities are also entitled to certain demand and piggyback registration rights. There are no liquidated penalties to the Company in case of a registration failure as defined by the agreement.
The Company’s issuance of its common shares and warrants to Elixir under the Participation Agreement will be accounted for under EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which addresses the accounting for, among other things, the issuance of equity in exchange for services rendered. As electronic gaming machines are placed with gaming operators identified by Elixir in satisfaction of the milestones set forth in the Participation Agreement, and Elixir earns equity thereby, the Company will debit deferred costs and credit accrued unit placement cost liability, in the dollar amount of common shares earned using the value of the shares earned based on market prices as of the date of placement. As revenue is earned, the deferred costs will be amortized over the life of the lease agreement relating to the applicable electronic gaming machines.
8. Sale and issuance of stock and warrants
On May 3, 2007, the Company entered into an agreement with four investors for the Company’s sale of 600,000 shares of its common stock for the aggregate price of $1,650,000 ($2.75 per share).
On March 28, 2007, the Company completed the sale of 1,625,000 shares of the Company’s common stock and warrants to purchase 1,625,000 shares of common stock to an institutional investor for the aggregate price of $4,306,250. The warrants are exercisable at an exercise price of $2.65 per share for a period of five years beginning on March 28, 2007. In addition, the Company has agreed to provide the investor with limited rights of first refusal to purchase its securities over a two-year period expiring no later than March 28, 2009. The Company also granted the investor certain registration rights requiring the Company to file a selling shareholder registration statement with the SEC by June 15, 2007, for purposes of registering the resale of the shares of the Company’s common stock issued to the investor pursuant to the transaction, including all shares that are issued, or may be issued, upon exercise of the warrants. The Company is required to pay the investor a cash penalty in the event of a failure to file the registration statement by June 15, 2007 or the Company’s failure to achieve and maintain the effectiveness of the registration statement as provided in the registration rights agreement, however the investor has agreed to waive the penalty for failure to file by June 15, 2007 and to extend the filing deadline to November 23, 2007. The maximum penalty for a registration failure as defined in the agreement is $250,000.
On January 25, 2007, the Company issued warrants to purchase up to 16,000,000 shares of the Company to Elixir as an incentive to meet certain sales targets under a sales representative agreement entered into in October 2006. These warrants were accounted for in accordance with FASB Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The warrants have a fair market value of $6,147,000 and are classified in the balance sheet as prepaid commissions and will be amortized to commission expense at a rate of 8% of the gross revenue generated by Elixir.
On January 18, 2007, the Company sold 1.0 million shares of common stock at $2.65 per share to Elixir, a wholly owned subsidiary of Hong Kong based Melco Group.
9. Acquisition
In July 2006, the Company completed the acquisition of Dolphin Advanced Products (Dolphin). A portion of the consideration included convertible debt issued to a former principal of the business. The note was converted to shares in January 2007. Pursuant to a price resale guarantee associated with the acquisition, the Company remains obligated for up to $910,000 if the holder sells such shares at market for less than the guaranteed price of $3.50 per share, which obligation has been recorded as part of the purchase price.
The condensed pro forma, consolidated statement of operations for the three- and six-month periods ended June 30, 2006, as if the Dolphin acquisition had taken place as of January 1, 2005, is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June, 30, 2006
Net Revenue	$2,386,788	$4,600,474
Operating expenses	5,212,462	9,465,541

Loss from operations	(2,825,673)	(4,865,067)
Other expenses	459,106	825,395

Net loss	$(3,284,779)	$(5,690,462)

Loss per share	$(0.19)	$(0.32)

Weighted average number of share	17,689,358	17,689,358

10. Contingencies
Legal matters. The Company is a party to certain claims, legal actions, and complaints, including a patent infringement action between the Company and one of its main competitors and the sales tax dispute discussed in the following paragraph. The Company cannot predict or estimate the likely outcome of any such litigation or other disputes and accordingly, no provision has been made for any minimum estimated losses with regard to such matters.
Sales tax audit. In February 2004, the State of Nevada initiated a sales/use tax audit of the Company’s equipment lessors. As of this filing the State of Nevada has not made a determination if there has been a shortfall in the payment of the sales/use tax. If the State of Nevada determines that the sales of the products to the leasing companies is the level at which sales/use tax should have been collected, liability of the leasing companies could be passed on to the Company and may not be recoverable. The outcome could range from a refund of $144,000 to a potential liability with interest and penalties of up to $500,000. Accordingly, no provision has been made for any possible losses in connection with this matter.

11. Income taxes
At June 30, 2007, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $101,300,000 that may be available to offset against future taxable income. These operating loss carryforwards expire in the years 2010 through 2025. With respect to the U.S, no tax benefit has been reported in the financial statements for the current period or prior periods, and since the potential tax benefits of the net operating loss carryforwards are effectively offset by a 100% valuation allowance, as a result of significant uncertainties resulting from the Company’s operating history, that cause management to be unable to conclude at this time that realization of such benefits is more likely than not. In addition, as a result of possible changes in control, the Company may be limited in its ability to fully utilize these net operating loss carryforwards and realize any benefit therefrom in the event of certain ownership changes described in U.S. Internal Revenue Code Section 382. The Australian tax rate is 30% and our Australian subsidiary has a deferred tax asset as at December 31, 2006 of approximately $80,000 and carryforward losses as of June 30, 2007, are approximately $900,000.
The transactions under the Elixir Participation Agreement will impact the application of the Company’s net operating loss carry forwards to income earned in future years. Section 382 of the Internal Revenue Code of 1986, as amended, limits the Company’s ability to fully utilize these net operating loss carryforwards and realize any benefit therefrom in the event that a cumulative change in ownership to more than 50% is achieved in a trailing 36 month period (an “ownership change”). In the event of an ownership change, the amount of income that the Company may offset each year by its pre-ownership change net operating loss carryforwards is generally limited to an amount determined by multiplying the total fair market value of outstanding Company stock at the time of the ownership change by the Federal long term tax exempt rate (such rate is 4.32% as of July 2007) in effect on the date of the ownership change.
The Company’s management has evaluated its positions taken in previously filed tax returns for all open years income tax provision in accordance with Financial Accounting Standards Board Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. Based on its evaluation, management believes that adopting FIN 48 in the first quarter of 2007 did not have a material effect on the Company’s net operating loss carryforwards or the related deferred tax assets or the valuation allowance or its deficit as of January 1, 2007.

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
Restatement
On August 11, 2007, our audit committee concluded, after consultation with our independent registered public accounting firm, that errors in our expensing of warrants granted in the fourth quarter of 2005 require us to restate previously reported financial results for the year ended December 31, 2005. In conjunction with the preparation of our quarterly financial statements for the three-month period ended June 30, 2007, we discovered that an error existed in our previously issued financial statements. We have also determined we had failed to record certain non-cash expenses relating to warrants issued by us in connection with debt financings completed in the fourth quarter of 2005 and the second quarter of 2006. We have now determined that we should have expensed the value of warrants in the fiscal quarter in which each financing transaction was concluded. In addition, we have determined that certain previously recorded debt issuance costs should have been expensed in the quarter ended June 30, 2006. Further, upon review of our allocation of the purchase price relating to the acquisition of Dolphin Advanced Technologies Pty Ltd in the third quarter of 2006, we have determined that further allocation of the purchase price to identifiable and amortizable intangibles was required but omitted. The effect of this reallocation was to reduce recorded goodwill by $4.3 million. These adjustments result in a change in the recorded deficit and the subsequent quarterly results.

The effect of these adjustments for the period ended December 31, 2005, was to increase our deficit by $5,955,399.
All of the above-described restatements represent non-cash, non-operating charges.
The previously reported deficit as of December 31, 2005, and the financial statements for the periods presented through March 31, 2007 will also be restated. This report for the period ended June 30, 2007, incorporates the effects of these corrections. Concurrently with this filing, we are filing with the SEC a current report on Form 8-K that includes a more detailed description of the restatements.
The effects of these adjustments for the periods summarized are as follows:

	As previously
Consolidated Balance Sheets	reported	As restated	Difference
	December 31, 2006
Intangible assets, net	4,801,945	8,936,561	4,134,616
Goodwill	13,429,199	9,129,199	(4,300,000)
Deferred costs	613,974	4,489,707	3,875,733
Additional paid-in capital	104,676,021	108,170,320	3,494,299
Deferred compensation	(15,463,683)	(8,348,483)	7,115,200
Deficit	(85,422,496)	(93,471,646)	(8,049,150)

Consolidated Statements of Operations and Deficit	Three Months Ended June 30, 2006
Interest expense	505,137	654,204	149,067
Loss on extinguishment of debt	—	1,211,000	1,211,000
Net loss	2,425,178	3,788,245	1,363,076
Net loss per share attributable to common shareholders	(0.11)	(0.20)	(0.09)

	Six Months Ended June 30, 2006
	As previously
	reported	As restated	Difference

Interest expense	856,644	1,126,811	270,167
Loss on extinguishment of debt	—	1,211,000	1,211,000
Net loss	5,180,077	6,661,244	1,481,167
Net loss per share attributable to common shareholders	(0.26)	(0.36)	(0.10)

	Six Months Ended June 30, 2006
	As previously
Consolidated Statements of Cash Flows	reported	As restated	Difference

Net cash used in operating activities	(5,392,791)	(5,253,989)	138,802
Net cash used in investing activities	(1,469,651)	(1,388,971)	80,680
Net cash provided by financing activities	6,330,458	6,110,976	(219,482)

Overview
Our strategy is to develop cost-effective niche products for the global gaming industry. We focus on products that increase the security, productivity and profitability of casino operations. Our strategy involves marketing certain of our products for sale (or rent), depending on the product, the geographic location of the customer and other factors. In the past, we have relied on our internal sales staff and distributor relationships for the sale and rental of our products. However, in June 2007 we transitioned to an all distributor model for the United States (US) and the rest of the world.
In July 2006, we acquired all of the capital shares of Dolphin. Dolphin is engaged in the business of producing high-precision plastic injection molded components and associated tooling, including casino chips and plaques, for the gaming, and automotive industries. As a result of the Dolphin acquisition, we have two segments for financial reporting purposes, our gaming operations and our non-gaming operation, which consists of the Dolphin operations in the automotive sector.
As more fully described immediately below, in July 2007, we entered into a Securities Purchase and Product Participation Agreement (the “Participation Agreement”) with Elixir Group Limited, a Hong Kong company (“Elixir”), pursuant to which we propose to redirect our business focus to the placement of electronic gaming machines in the general Asia region. While we intend to continue our manufacture and sale of other gaming products, including our shufflers, Deck Checkers, casino chips, and ChipWashers, we expect that following the close of the transactions under the Participation Agreement our sales and marketing activities will be focused principally in Asia and other foreign markets. We expect to surrender our U.S. gaming licenses following the close of the transactions under the Participation Agreement in order to allow us to devote our resources to an Asia-based business model. We believe this decision will result in significant cost savings to us and allow us to focus our time and capital on developing our Asian business. Upon the successful execution of our Asia-based business model, we may consider returning to the U.S. gaming device market.
Elixir Transaction
On June 12, 2007, we entered into the Product Participation Agreement with Elixir. Pursuant to the Participation Agreement, we will issue to Elixir our common shares and warrants, subject to Elixir’s sourcing and identification of gaming operators located in the general Asia region on our behalf. We will place electronic gaming machines with gaming operators pursuant to lease agreements between us and the operators on a revenue sharing basis. Elixir will also sell to us the electronic gaming machines to be placed under the lease agreements. The Participation Agreement and the related transactions are subject to certain conditions, including the approval of our stockholders. We intend to call a meeting of our stockholders in September 2007 to consider and approve the Participation Agreement and the related transactions, and subject to stockholder approval and the satisfaction of other conditions set forth in the Participation Agreement, close the transactions under the Participation Agreement as soon as practicable following the stockholders meeting.
According to the terms of the Participation Agreement, Elixir will have the right to “earn-in” an equity interest in our common shares based on the achievement of various performance milestones in terms of (a) the cumulative number of the electronic gaming machines that are contracted to be placed and leased pursuant to lease agreements entered into between us and the gaming operators sourced and identified by Elixir (the “gaming machines under contract”) and (b) the cumulative number of electronic gaming machines physically placed by us and in operation in the gaming premises of gaming operators pursuant to the lease agreements (the “gaming machines in operation”). The close of the transaction is subject to the placement of at least 1,000 gaming machines in operation. At the close, we will issue to Elixir

25,000,000 common shares and warrants, with an exercise price of $2.65 per share, to purchase up to 88,000,000 additional common shares of our company. The warrants will vest and first become exercisable based on the achievement of certain milestones with respect to the number of gaming machines under contract and in operation. Elixir will be entitled to earn a total of 55,000,000 of our common shares (inclusive of the 25,000,000 shares issued at closing) and the warrants will vest and become exercisable subject to achieving the following milestones with respect to the cumulative number of gaming machines under contract and in operation as follows:

Cumulative	Cumulative
Gaming Machines	Gaming Machines	Shares Earned	Vesting of Warrants
Under Contract	in Operation	By Elixir	Earned By Elixir
1,000	1,000	25,000,000	0
2,000	1,000	15,000,000	22,000,000
3,000	2,000	10,000,000	22,000,000
4,000	3,000	5,000,000	22,000,000
5,000	4,000	0	22,000,000

Total 5,000	4,000	55,000,000	88,000,000
In addition to the above, upon our initial placement of 1,000 gaming machines in operation with gaming operators identified by Elixir, we will reduce by $1.00 the exercise price of all warrants (other than 6,000,000 common share warrants priced at $2.65) sold to Elixir pursuant to a securities purchase agreement entered into in October 2006 (the “2006 Warrants”). When the cumulative number of gaming machines under contract reaches 2,000 units and the cumulative number of gaming machines in operation reaches 1,000 units, we will further reduce by $1.00 the exercise prices of the 2006 Warrants. When the cumulative number of machines under contract reaches 3,000 units and the cumulative number of machines in operation reaches 2,000 units, we will further reduce by $1.00 the exercise prices of the 2006 Warrants.
At such time that at least 2,000 gaming machines are under contract and 1,000 gaming machines are in operation, Elixir will likely have earned shares representing in excess of 50% of our outstanding common shares, resulting in a change of voting control of our company. Pursuant to the Participation Agreement, we have also agreed to expand our board of directors to no more than eight and nominate to its board three persons appointed by Elixir, who shall be elected to our board effective as of the close of the transactions under the Participation Agreement.
The Participation Agreement includes customary representations, warranties and covenants by Elixir and us. The transactions contemplated by the agreement are conditioned upon completion by Elixir of a satisfactory due diligence investigation of us and the approval of the agreement and related transactions by our stockholders, including the election of the Elixir nominees and an amendment to our articles of incorporation to increase its authorized capital.
The exercise price of the warrants to be issued to Elixir and the number of shares issuable pursuant to the warrants are subject to adjustment for stock splits, dividends, rights offerings and other dilutive events. In addition, the number of shares of common stock for which the warrants may be exercised is subject to adjustment if we issue shares of our common stock, or securities convertible into or exchangeable for shares of our common stock at a price less than the volume-weighted average price (“VWAP”) on the record date. Such an adjustment will be made every time we issue common stock at a price below the VWAP; however, no adjustment will be made for shares issued in connection with the exercise of outstanding stock options and warrants.
In connection with the closing of the transactions contemplated by the Participation Agreement, we will enter into a registration rights agreement with Elixir. The registration rights agreement requires us to file a selling shareholder registration statement with the SEC, within 30 days following the closing of the transactions under the Participation Agreement, for purposes of registering the resale of the shares of our common stock issued to Elixir pursuant to the transaction, including all shares that are issued, or may be issued, upon exercise of the warrants. Pursuant to the registration rights agreement, the holders of the securities are also entitled to certain demand and piggyback registration rights. There are no liquidated penalties to the Company in the event of a registration failure as defined by the agreement.
Results of Operations
Comparison of Three Months Ended June 30, 2007 and 2006
For the three months ended June 30, 2007, we increased revenue by $1.8 million, or 106%, to $3.5 million compared to $1.7 million for the prior year period. This increase was primarily driven by the addition of non-gaming product revenue due to the acquisition of Dolphin in July 2006 and an increase in shuffler and Deck Checker sales. The increase in revenue was partially offset by a decrease in RFID casino chip sales. Increased sales of shuffler and DeckChecker products during the period were attributable to (a) initial US sales to our new US distributor and (b) initial international sales to our new Asia-based distributor, Elixir. Gross margin decreased to 14% for the three months ended June 30, 2007 compared to the prior year period gross margin of 28% as a result of an inventory write off of approximately $460,000, a decrease in sales in the second quarter of 2007 of casino chips and the addition of the lower margin non-gaming product line for fiscal 2007. Specific product line results for the three months ended June 30, 2007 and 2006 are provided below.

	Three months ended June 30,			Six months ended June 30,
			Percentage			Percentage
	2007	2006	change	2007	2006	change
Shuffler Sales
Revenue	208,663	(14,211)	(1,568%)	251,853	(43,006)	(686%)
Gross margin %	60%	1,344%	(165%)	60%	917%	(138%)

Shuffler Rentals
Revenue	31,515	54,912	(43%)	75,303	127,046	(41%)
Gross margin %	86%	81%	(39%)	87%	84%	(38%)

DeckChecker Sales
Revenue	895,873	320,599	179%	1,011,784	926,602	9%
Gross margin %	69%	60%	225%	70%	72%	7%

DeckChecker Rentals
Revenue	21,065	25,273	(17%)	41,840	64,203	(35%)
Gross margin %	95%	80%	(1%)	96%	85%	(26%)

Casino Chips
Revenue	334,480	1,197,270	(72%)	1,872,057	1,197,270	56%
Gross margin %	(19%)	46%	(111%)	19%	46%	(36%)

Non-gaming products
Revenue	1,729,848	—	100%	3,160,725	—	100%
Gross margin %	10%	—	100%	1%	—	100%

Other
Revenue	280,645	102,971	173%	447,301	127,201	252%
Gross margin	(420,412)	(144,940)	154%	(542,588)	(513,463)	(5%)

Shuffler sales. Revenue from shuffler sales increased by increased $223,000, in the second quarter of 2007 over the prior year period as a result of an increase in unit sales. The increase in unit sales was a result of the sales channel transition to distributors as discussed above. Gross margin improved to 60% in the second quarter of 2007 as a result of a decrease in costs associated with the one-time product upgrades during the prior year period. We expect margins to remain at these higher levels.
Shuffler rentals. Shuffler rental revenue decreased $23,400 in the second quarter of 2007 from the prior year period as a result of the transition to the new distribution model in the US and Asia which is more sales oriented. In the new model, we will only be selling equipment to distributors and as a result our rental revenue for these products will continue to decline.
DeckChecker sales. The increase in DeckChecker sales in the second quarter of 2007 was primarily a result of the sales channel transition to distributors as discussed above during the three months ended June 30, 2007. Gross margin increased by 9% to 69% and is attributable to lower sales costs associated with sales to distributors. We expect to be able to maintain this higher margin going forward.
Deck Checker rentals. The decrease in Deck Checker rental revenue in the second quarter of 2007 from the prior year period as a result of the transition to the new distribution model in the US and Asia which is more sales (than rental) oriented. In the new model, we will only be selling equipment to distributors and as a result our rental revenue for these products will continue to decline. Our cost of sales included Deck Checker rental depreciation of $1,014 during the second quarter of 2007 a reduction from $5,107 for the same period of the prior year.
Casino chip sales. The decrease in revenue from casino chip sales in the second quarter of 2007 was a result of no significant RFID casino chip orders as compared to the corresponding period in the prior year. Our gross margin of (19)% was a result of the low volume of sales and low margin sales to exhibitors at gaming exhibitions. Margins are expected to improve during the current fiscal year as sales and average sales prices increase.
Non-gaming products sales. With the acquisition of Dolphin in July 2006 there is additional revenue of $1,730,000 not related to the gaming business for the second quarter of 2007. This segment was not part of the Company during the same period in 2006. Almost all of this revenue relates to the automotive line of business. Our 10% gross margin on these sales is expected to improve as we improve our production efficiencies.
Other income. The increase in other revenues was attributable to an increase in service revenue compared to the corresponding period of the prior year while gross margin was negatively impacted by an inventory write off of approximately $460,000 resulting from the write-down of legacy products.
General and Administrative Expense
For the three months ended June 30, 2007, our general and administrative expenses increased $2.6 million or 146% to $4.4 million compared to $1.8 million in the corresponding period of the prior year. This increase is primarily related to the following:
•	During the second quarter of 2007, our expenses for share based compensation totaled $1,390,000 as compared to $115,000 in the corresponding period in the prior year. This increase of $1,275,000 in share based compensation was primarily due to the acceleration of vesting on certain stock options and an increase in the number of options being expensed in the current period compared to the corresponding period of the prior year. We granted approximately 46,500 options in the three month period ended June 30, 2007 compared to 875,000 options in the corresponding period in the prior year.

•	During the second quarter of 2007, accounting and consulting expenses increased $154,000 to $436,000 from $283,000 in the corresponding period in the prior year. This increase is a result of increased costs associated with our preparation to comply with Section 404 of the Sarbanes-Oxley Act of 2002 as well as an increase in accounting fees associated with the Dolphin. We expect these costs to increase over the current fiscal year.

•	During the second quarter of 2007, we incurred an increase in wages and salaries of $96,000 over the prior year period as a result of the increase in headcount associated with the acquisition of Dolphin during the third quarter of 2006.

•	We experienced an increase in legal and regulatory of $444,000 during the second quarter of 2007 as a result of fees related to the Elixir transaction, and the filing of various motions in connection with finalizing the patent litigation.

•	During the second quarter of 2007, we incurred an increase in rent of $210,000 related to the Dolphin transaction.

•	Depreciation and amortization expense increased approximately $251,000 to $323,000 in current year quarter compared to $72,000 in the corresponding period of the prior year. This increase is primarily attributable to the acquisition of Dolphin in the third quarter of 2006.
Research and Development Expense
For the three months ended June 30, 2007, research and development expenses were $148,000, or 75% less than the three month period ended June 30, 2006. The decrease in research and development expenses was due to reduced expenses related to the development of our ShufflePro and ChipWasher products.
Other Income and Expense
Other income and expense decreased $1.5 million for the quarter ended June 30, 2007 compared to the corresponding period in the prior year. In the quarter ended June 30, 2006, the Company recorded a loss on extinguishment of debt of $1.2 million .
Interest Expense
For the three months ended June 30, 2007, we incurred interest expenses of $364,950, a decrease of 44% from the corresponding period of the prior year. The decrease in interest expense was due to the lower amount of principal and rate of interest payable on the principal amount for the second quarter of 2007 as compared to interest expenses for the first three months of 2006 consisting of the 9% senior secured notes, the 10% senior secured convertible notes and the $5 million 9% line of credit. In April 2007, we repaid principal in the amount of $2.15 million of outstanding debt with the proceeds from the stock sale described in Note 5, which will reduce our interest expense going forward.
Dolphin was acquired through a combination of cash and stock and did not utilize a debt component.
Comparison of Six Months Ended June 30, 2007 and 2006
For the six months ended June 30, 2007, we increased revenue by $4.5 million, or 188%, to $6.9 million compared to $2.4 million for the prior year period. This increase was primarily driven by the addition of non-gaming product revenue due to the acquisition of Dolphin in July 2006 and an increase in shuffler and casino chip sales. Increased sales of shuffler products during the period were attributable to (a) initial US sales to our new US distributor and (b) initial international sales to our new Asia-based distributor, Elixir. Gross margin decreased to 12% for the six months ended June 30, 2007 compared to the prior year period in the as a result of the addition of the lower margin non-gaming product line for fiscal 2007. Specific product line results for the six months ended June 30, 2007 and 2006 are provided in the table above (page 9).

Shuffler sales. Revenue from shuffler sales increased by $295,000, in the first half of 2007 over the prior year period as a result of an increase in unit sales. The increase in unit sales was a result of the sales channel transition to distributors as discussed above. Gross margin improved to 60% in the first half of 2007 as a result of a decrease in costs associated with the one-time product upgrades during the prior year period. We expect margins to remain at these higher levels.
Shuffler rentals. Shuffler rental revenue decreased $51,700 in the first half of 2007 from the prior year period as a result of the transition to the new distribution model in the US and Asia which is more sales oriented. In the new model, we will only be selling equipment to distributors and as a result our rental revenue for these products will continue to decline.
DeckChecker sales. The increase in Deck Checker sales in the first half of 2007 was primarily a result of the sales channel transition to distributors as discussed above during the six months ended June 30, 2007. Gross margin decreased slightly by 2% to 70% and is expected to remain at this level.
Deck Checker rentals. The decrease in Deck Checker rental revenue in the first half of 2007 from the prior year period as a result of the transition to the new distribution model in the US and Asia which is more sales (than rental) oriented. In the new model, we will only be selling equipment to distributors and as a result our rental revenue for these products will continue to decline. Our cost of sales included Deck Checker rental depreciation of $1,863 during the first half of 2007 a reduction from $9,872 for the same period of the prior year.
Casino chip sales. The 56% increase in revenue from casino chip sales in the first half of 2007 was a result of a significant RFID casino chip order to a Macau casino as compared to the corresponding period in the prior year. Our gross margin of 19% was a result of some low margin sales to exhibitors at gaming exhibitions and is expected to improve during the current fiscal year as sales and average sales prices increase.
Non-gaming product sales. With the acquisition of Dolphin in July 2006 there is additional revenue of $3,161,000 not related to the gaming business for the first half of 2007. This segment was not part of the Company during the same period in 2006. Almost all of this revenue relates to the automotive line of business. Our 1% gross margin on these sales is expected to improve as we improve our production efficiencies.
Other income. The increase in other revenues was attributable to an increase in service revenue compared the corresponding period of the prior year as well as the sale of a ChipWasher in the first quarter of 2007.
General and Administrative Expense
For the six months ended June 30, 2007, our general and administrative expenses increased $3.8 million 95% over the corresponding period of the prior year. This increase is primarily related to the following:
•	During the first half of 2007, our expenses for share based compensation totaled $1.8 million an increase of $1.2 million or 188% compared to the corresponding period of the prior year. The increase in share based compensation was primarily due to the increase in stock options expensed in the current period as compared to $612,000 in the corresponding period in the prior year. We granted approximately 569,000 options in the six month period ended June 30, 2007 compared to 930,000 options in the corresponding period in the prior year.

•	During the first half of 2007, consulting and accounting expenses increased $606,000 to $973,000 compared to $367,000 or 165% compared to the corresponding period in the prior year due to consulting expenses incurred in preparation of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 We expect these costs to increase over the current fiscal year. Additional increases related to the fees paid to consultants for accounting, marketing and financial services.

•	During the first half of 2007, we incurred an increase in wages and salaries, including commissions, of $720,000 over the prior year period as a result of the increase in headcount associated with the acquisition of Dolphin during the third quarter of 2006.

•	We experienced an increase in legal and regulatory of $414,000 during the first half of 2007 as a result of fees related to the Elixir transaction, and the filing of various motions in connection with finalizing the patent litigation.

•	We experienced an increase in rent of $198,500 during the first half of 2007 as a result of the increase in rent associated with the acquisition of Dolphin during the third quarter of 2006.
Research and Development Expense
For the six months ended June 30, 2007, research and development expenses were $411,000, or 49% less than the six-month period ended June 30, 2006. The decrease in research and development expenses was due to reduced expenses related to the development of our ShufflePro and ChipWasher products.
Interest Expense
For the six months ended June 30, 2007, we incurred interest expenses of $951,992, a decrease of 16% from the corresponding period of the prior year. The decrease in interest due to the lower amount of principal and rate of interest payable on the principal amount for the first half of 2007 as compared to interest expenses for the first half of 2006 consisting of the 9% senior secured notes, the 10% senior secured convertible notes and the $5 million 9% line of credit In April 2007, we repaid principal in the amount of $2.15 million of outstanding debt with the proceeds from the stock sale described in Note 5, which will reduce our interest expense going forward.
Liquidity and Capital Resources
Our working capital deficiency decreased by approximately 3.7 million compared to December 31, 2006. The decrease is due to increased cash on hand, increased current accounts receivable and decreased short term debt.
We have historically incurred losses from operations. During the fiscal year ended December 31, 2006 and the six months ended June 30, 2007, we incurred negative cash flow from operations of ($7,225,000) and ($6,229,000), respectively. Management believes that our proposed placement of electronic gaming machines in the Asia region pursuant to the Elixir Participation Agreement described above will generate positive cash flow for the company commencing in the second half of 2007. However, there can be no assurance that we will be able to consummate the transactions under the Participation Agreement or, if we are able to consummate the transactions, that we will be successful in generating cash flow from operations. The transactions under the Participation Agreement represent a material change in our business model, and that business model has not been proven by us.
Apart from the impact of the Elixir Participation Agreement our ability to maintain adequate liquidity in the medium-to-long term will be impacted by any continuing losses from operations and management’s plans to address and overcome prior operating losses. Management has developed and refined its 2007 operating plan to increase its sales through the rollout of new shuffler products, sale of its high frequency RFID casino chip product to new casino openings in Macau, and improving its sales efforts domestically and internationally through newly announced distributorship arrangements with Elixir in Asia and Suzo-Happ in the rest of the world. While management continues in its endeavors to attain a profitable level of operations, there can be no assurance that we will be able to substantially increase revenues and control expenses at levels that will allow us to operate on a cash flow positive basis.

Critical Accounting Policies and Estimates
Following is a summary of what our management believes are the critical accounting policies related to our operations. The application of these policies, in some cases, requires management to make subjective judgments and estimates regarding the effect of matters that are inherently uncertain. See Note 1, “Description of Business and Significant Accounting Policies,” to financial statements included in this report for a more detailed discussion of our accounting policies. Except as described below, we do not employ any critical accounting policies selected from among available alternatives or that require the exercise of significant management judgment to apply, and we believe none of our estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.
Allowance for Doubtful Accounts.
In connection with the preparation of our financial statements, management reviews and evaluates the collectability of our trade receivables and adjusts our allowance for estimated uncollectible accounts as deemed necessary in the circumstances. These estimates have the potential for critically affecting results of operations for any given period. Factors considered by management in making such estimates and adjustments include any concentrations among customers, changes in our relationships therewith, payment history and the apparent financial condition of our customers.
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
Income taxes
With respect to the U.S, the potential tax benefits of the Company’s net operating loss carryforwards are effectively offset by a 100% valuation allowance, as a result of significant uncertainties resulting from the Company’s operating history, that cause management to be unable to conclude at this time that realization of such benefits is more likely than not. In addition, as a result of possible changes in control, the Company may be limited in its ability to fully utilize these net operating loss carryforwards and realize any benefit therefrom in the event of certain ownership changes described in U.S. Internal Revenue Code Section 382. The Australian tax rate is 30% and our Australian subsidiary has a deferred tax asset as at December 31, 2006 of approximately $80,000 and carryforward losses as of June 30, 2007, are approximately $900,000.
The Company’s management has evaluated its positions taken in previously filed tax returns for all open years income tax provision in accordance with Financial Accounting Standards Board Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. Based on its evaluation, management believes that adopting FIN 48 in the first quarter of 2007 did not have a material effect on the Company’s net operating loss carryforwards or the related deferred tax assets or the valuation allowance or its deficit as of January 1, 2007.
Recent Accounting Pronouncements
In September 2006, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in operations. SFAS No. 159 will become effective for us for financial statements issued for periods beginning in 2008. We are currently evaluating the effect that SFAS Nos. 157 and 159, if any, will have on our future financial position, results of operations and operating cash flows.
Risk Factors
We may require additional funding in the future to continue to operate our business. We had a working capital deficit of $(452,700) at June 30, 2007, and our working capital deficit has since increased due to continuing negative cash flow from operations.
Management believes that our proposed placement of electronic gaming machines in the Asia region pursuant to the Elixir Participation Agreement described above will generate positive cash flow for the company commencing in the second half of 2007. However, there can be no assurance that we will be able to consummate the transactions under the Participation Agreement or, if we are able to consummate the transactions, that we will be successful in generating cash flow from operations. The transactions under the Participation Agreement represent a material change in our business model, and that business model has not been proven by us.
If we are unable to consummate the transactions under the Elixir Participation Agreement, we believe that we will need at least $10 million of additional capital over the next 12 months in order to fund our operations. The Company may need to raise additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, as result of our present level of debt and certain restrictions on our ability to incur additional indebtedness under our exiting credit agreements, it is unlikely we will be able to obtain additional debt-based capital, unless a significant portion of the proceeds are used to retire existing debt. There can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results may occur:
•	the percentage ownership of our existing stockholders will be reduced;

•	our stockholders may experience additional dilution in net book value per share; or

•	the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.
We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the three months ended June 30, 2007 and the years ended December 31, 2006 and 2005, we have incurred net losses of $4,429,692, $15,828,470 (as restated) and $23,522,629 (as restated), respectively, and our operations have used $6,228,676, $7,224,979 (as restated) and $10,085,798 (as restated) of cash, respectively. As of June 30, 2007, December 31, 2006 and December 31, 2005, we had accumulated deficits of $101,264,963, $93,471,646 (as restated) and $77,643,176 (as restated), respectively. We expect to continue to experience negative cash flow from operations until such time as we are able to substantially increase revenues and control expenses at levels that will allow us to operate on a cash flow positive basis. Management believes that our proposed placement of electronic gaming machines in the general Asia region pursuant to the Elixir Participation Agreement described above will generate positive cash flow for the company commencing in the first half of 2008. However, there can be no assurance that we will be able to consummate the transactions under the Participation Agreement or, if we are able to consummate the transactions, that we will be successful in generating cash flow from operations. The transactions under the Participation Agreement represent a material change in our business model, and that business model has not been proven by us. There can be no assurance we will be able to become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.
The Participation Agreement includes customary representations, warranties, and covenants by Elixir and us. The transactions contemplated by the agreement are conditioned upon completion by Elixir of a satisfactory due diligence investigation of our company and the approval of the agreement and related transactions by our stockholders, including the election of the Elixir nominees and an amendment to VendingData’s articles of incorporation to increase its authorized capital. There can be no assurance we will be able to satisfy the conditions to Elixir’s obligations to close the transactions under the Participation Agreement. If we are able to consummate the closing under the Participation Agreement, we may not obtain the expected benefits under the agreement as a result of risks and uncertainties concerning Elixir’s projections for the placement of gaming machines and the net win (and our share of the net-win) from such gaming machines.

If we are able to consummate the Participation Agreement with Elixir, our shareholders will undergo significant equity dilution pursuant to the transactions contemplated by the Participation Agreement. If we are successful in consummating the transactions under the Participation Agreement, our shareholders will experience significant equity dilution due to the number of shares we will need to issue under the agreement. At the closing of the transactions under the Participation Agreement, Elixir will hold at least 26,000,000 shares of our common stock, which includes the 1,000,000 common shares it purchased from us in January 2007. Assuming that we issue no further common shares between now and the closing, Elixir’s 26,000,000 common shares will represent approximately 43% of our issued and outstanding common shares. If Elixir earns all 55,000,000 common shares under the Participation Agreement, and all 88,000,000 warrants issued to Elixir thereunder vest and become exercisable, Elixir will own approximately 61% of our issued and outstanding common shares (assuming we issue no further common shares between now and then) and approximately 70% of our issued and outstanding common shares on a fully diluted basis (assuming we issue no further common shares or options, warrants or the like to purchase our common shares between now and then).
The transactions contemplated by the Participation Agreement will lead to a change in the control of VendingData. At the closing of the transactions under the Participation Agreement with Elixir, Elixir will have the power to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. Based on its ability to earn-in additional common shares or exercise its warrants, Elixir will have the ability to acquire in excess of 51% of our outstanding common shares and thereby control all matters requiring approval by our stockholders, including the ability to elect our entire board of directors. Pursuant to the Participation Agreement, Elixir has agreed to vote its shares in support of the election of two of our present directors for a period of two years following the closing. However, our stockholders should assume that following the closing, Elixir will have the ability to elect at least a majority of directors and thereby control our management and all stockholder actions. This concentration of ownership will make it difficult for other stockholders to effect substantial changes in our company, and also will have the effect of delaying, preventing or expediting, as the case may be, a further change in control of our company.
The accounting treatment of the transactions under the Participation Agreement will negatively impact our reportable net profit (loss) over the life of the gaming machine lease agreements that relate to the equity earned by Elixir. Our issuance of common shares and warrants to Elixir under the Participation Agreement will be accounted for under EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which addresses the accounting for, among other things, the issuance of equity in exchange for services rendered. As electronic gaming machines are placed with gaming operators in satisfaction of the milestones set forth in the Participation Agreement, and Elixir earns equity thereby, we will debit deferred costs and credit accrued unit placement cost liability, in the dollar amount of shares earned using the value of the shares earned based on market price as of the date of placement. As revenue is earned, the deferred costs will be amortized over the life of the lease agreement relating to the applicable electronic gaming machines. Assuming a share price of $3.00 for our common stock throughout the period Elixir earns all 55,000,000 common shares under the Participation Agreement, we would realize a cumulative total of approximately $165,000,000 in non-cash charges to its income statement over the life of the gaming machine lease agreements that relate to the common shares earned by Elixir. Although this amount is a non-cash charge and would not negatively impact cash flow from operations or EBITDA, the charges are likely to materially negatively impact our reportable net profit (loss) from operations.

The transactions under the Participation Agreement represent a material change in our business model, and that business model has not been proven by us. Our decision to pursue the transactions under the Participation Agreement, and specifically our decision to issue the significant equity to Elixir based upon the resulting placement of electronic gaming machines, was based in large part on certain pro forma financial projections and underlying forecasts and assumptions concerning future events and circumstances, including, but not limited to, Elixir’s ability to source and identify gaming operators in the Asia market with which we might place electronic gaming machines and the commercial success of those machines, which our management believed to be significant to our future operations under the Participation Agreement. Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequently may affect other assumptions. Therefore, the actual results achieved may vary from the pro forma projections considered by our management, and the variations may be material. No assurance can be given that our future results of operations under the Participation Agreement will meet with consumer acceptance or market success.
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
Our management holds a controlling interest in our common stock, giving our management significant power to control matters submitted to our stockholders. As of August 3, 2007, our executive officers and members of our board beneficially own approximately 9,290,178 shares of common stock, or approximately 25% of the outstanding shares of our common stock. Accordingly, until such time, if ever, that we consummate the transactions under the Elixir Participation Agreement these stockholders have the power to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may make it more difficult for non management stockholders to effect substantial changes in our company, and also has the effect of delaying, preventing or expediting, as the case may be, a change in control of our company.
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
Item 3. Controls and Procedures
As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that in certain areas our disclosure controls and procedures were not effective as of June 30, 2007, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective due to existing material weaknesses in our internal control over financial reporting.
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
Subsequently, management initiated preliminary remediation steps to address the material weaknesses and the significant deficiency identified. These remediation steps include planning for and documenting the implementation of formal disclosure checklist processes and procedures to ensure that there is proper authorization of payment on vendor invoices. We also initiated a search for an addition to our accounting team with strong public accounting financial reporting experience. During the second quarter of fiscal 2007, we strengthened our financial organization by hiring an additional member to our management team, with extensive experience in SEC reporting and GAAP, who will be responsible for providing added training and financial discipline to the financial reporting process. We also added to the accounting staff, a certified public accountant with “Big Four” audit and accounting experience. We are continuing to assess and strengthen our financial organization by seeking additional qualified staff. Additionally, we are training other appropriate personnel in the required approach and documentation standard for each key account analysis.
Changes in Internal Control. During the quarter ended June 30 2007, we implemented the changes to our internal controls described above. No other change in our internal control over financial reporting occurred during the quarter ended June 30 2007, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 6. Exhibits.
(a) Exhibits.

Exhibit
No.	Description	Method of Filing
10.1	Securities Purchase Agreement dated May 3, 2007 between VendingData Corporation and the investors named therein	Filed electronically herewith

10.2	Registration Rights Agreement dated May 3, 2007 between VendingData Corporation and the investors named therein	Filed electronically herewith

10.3	Securities Purchase and Product Participation Agreement dated June 12, 2007 between VendingData Corporation and Elixir Group Limited	(1)

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

1)	Incorporated by reference from Registrant’s Current Report on Form 8-K dated June 13, 2007.

SIGNATURE
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VendingData Corporation (Registrant)

Date: August 14, 2007	By:	/s/ Mark R. Newburg

Mark R. Newburg
	Its:	President, Chief Executive Officer and Treasurer (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Arnaldo F. Galassi

Arnaldo F. Galassi
	Its:	Chief Financial Officer and Secretary (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing
10.1	Securities Purchase Agreement dated May 3, 2007 between VendingData Corporation and the investors named therein	Filed electronically herewith

10.2	Registration Rights Agreement dated May 3, 2007 between VendingData Corporation and the investors named therein	Filed electronically herewith

10.3	Securities Purchase and Product Participation Agreement dated June 12, 2007 between VendingData Corporation and Elixir Group Limited	(1)

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

1)	Incorporated by reference from Registrant’s Current Report on Form 8-K dated June 13, 2007.