Form 10KSB/A
period 2005-12-31
Elixir Gaming Technologies, Inc.
filed 2007-10-05
CIK 1004673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number

000-25855

Elixir Gaming Technologies, Inc.,

(Name of small business issuer in its charter)

Nevada	91-1696010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1120 Town Center Drive, Suite 260 Las Vegas, Nevada 89144
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

EXPLANATORY NOTE—RESTATEMENT OF FINANCIAL INFORMATION

This Amendment No. 1 on Form 10-KSB/A (“Amendment No. 1”) is being filed to effect a restatement of the previously issued consolidated financial statements of Elixir Gaming Technologies, Inc. formerly known as VendingData Corporation (either the “Company,” “we” or “our”) as of and for the year ended December 31, 2005. The Company is restating its previously issued consolidated financial statements to correct an error that resulted from the inadvertent failure to record a financing fee expense of $5,834,299 in the fourth quarter of 2005 related to certain warrants. Additionally, the Company determined that certain warrants issued in the year ended December 31, 2003, should have been charged to expense in 2004. The Company has calculated the fair value of these warrants and the related expense to be approximately $0.8 million. Accordingly, the Company has made the necessary adjustment to retained earnings as of January 1, 2005. The total increase to our previously reported net loss resulting from these adjustments was $5,834,299 for the year ended December 31, 2005.

In addition, the Company determined that approximately $4.7 million cash outflows from financing activities were improperly classified as an adjustment to cash flows from operating activities in the statement of cash flows as originally presented for 2005. The correction of this and other minor errors in the restated statement of cash flows had no effect on our previously reported starting or ending cash balances. For further discussion regarding the restatement, see Note 2 to the consolidated financial statements included in Item 8 of this Amendment. As a result of the restatements set forth in this Amendment No. 1, our senior management has reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2005, and Item 8A. of this Amendment No. 1 has been revised to reflect their current assessment. The restatements have also impacted our discussion of results of operations and financial condition, and Item 6 of this Amendment No. 1 has been revised to give effect to the restatements.

The remaining Items contained within this Amendment No. 1 to Annual Report on Form 10-KSB/A consist of all other Items originally contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 in the form filed on March 31, 2006 (“Original Filing”). This amended Annual Report on Form 10-KSB/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

This Amendment amends and restates Item 6 of Part I and Items 7 and 8A of Part II of the Original Filing to reflect the effects of the restatements. In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1 and 32.2. In addition, this Amendment No. 1 contains an updated report of our independent registered accounting firm on the restated and other financial statements included herein and a new consent (Exhibit 23.1).

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

Competition – Shufflers. Competition in the shuffler market is intense. The shuffler market is divided into two separate segments, traditional table game and specialty table games. Shuffle Master, Inc. is the current market leader in both the traditional table game and specialty table game markets. Our other competitors have a small collective market share of the table game market. With respect to the traditional table game market segment, we compete with Shuffle Master, Inc., which markets the Shuffle Master King™, and the One2Six Shuffler™ and Ten Stix, Inc., which markets the Pro Shuffler Shuffling System. Shuffle Master, Inc. also offers the ACE®, which is currently the only product in the specialty table game market.

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

Competition – DeckChecker.We believe Shuffle Master’s MD2 product provides limited competition for the Deck Checker.

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

Competition – ChipWasher. There is no equipment specifically manufactured for the washing of casino chips in the market today.

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

We have a history of significant operating losses and anticipate continued operating losses, and we may be unable to achieve profitability. We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the years ended December 31, 2004 and 2005, we have incurred net losses of $9,538,200 and $23,401,529, respectively, and our operations have used $10,660,135 and $10,085,798 of cash, respectively. As of December 31, 2004 and 2005, we had accumulated deficits of $54,120,549 and $78,352,071, respectively. Over the past several years, we have derived only limited revenues, which have been insufficient to sustain our operations. We may not generate sufficient revenue to sustain our operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for our products. The overall market may not be receptive to our products, and we may not successfully compete in the target market for our products.

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

ITEM 3.                             LEGAL PROCEEDINGS

On July 12, 2005, we entered into a Settlement Agreement with Shuffle Master, Inc., with respect to a legal proceeding filed on March 27, 2002, by Shuffle Master, Inc., against us in the United States District Court, District of Nevada (Case No. CV-S-02-0438-JCM-PAL). The complaint alleged, among other things, claims for patent infringement relating to two of Shuffle Master’s patents and requested treble damages and an injunction enjoining us from infringing on such patents. The Shuffle Master patents at issue were United States patent numbers 6,325,373 and 6,068,258, regarding registering use of a playing card shuffler apparatus and the displaying of “shuffler state” information. We denied the claims and asserted counterclaims against Shuffle Master. Shortly before trial, the parties settled the matter. Pursuant to the Settlement Agreement, the parties agreed to dismiss their claims and counter-claims in the particular action and Shuffle Master agreed not to bring any claims against us for the infringement of the above-referenced patents for past or future use of the technology, with the exception of matters involving infringement of the following aspects of Patent No. 6,325,373: (i) a method of recovering from a card jam in an automatic card shuffler, as further described in Claim 6 of Patent No. 6,325,373; and (ii) an automatic card shuffler with a card moving mechanism to clear card jams, as further described in Claim 7 of Patent No. 6,325,373. In return, we paid Shuffle Master $400,000 on July 14, 2005, and agree to pay an additional $400,000 on or before May 14, 2006.

On October 5, 2004, Shuffle Master filed a separate patent infringement action in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL) claiming that the use, importation and offering for sale of our PokerOne shuffler infringed Shuffle Master’s United States Patent No. 6,655,684. We responded by denying Shuffle Master’s claim of patent infringement and requesting that the court enter a declaratory judgment of non-infringement. On November 30, 2004, however, the District Court granted Shuffle Master’s motion for preliminary injunction, prohibiting us from selling our PokerOne shuffler in the United States pending resolution of the lawsuit. On March 4, 2005, the Federal Circuit Court of Appeals issued an order staying the injunction pending our appeal of the matter. On December 27, 2005, the Federal Circuit held that the District Court erred in failing to properly construe Shuffle Master’s patent claims before preliminarily enjoining us and on this basis vacated the order. As a result, we may seek to recover from Shuffle Master any damages we suffered as a result of the wrongful injunction. With respect to the merits of Shuffle Master’s action, a Magistrate Judge appointed by the District Court to conduct a Markman hearing to determine the proper construction of Shuffle Master’s patent claims recommended on September 26, 2005 that the Court adopt the claim construction urged by us. The Magistrate’s recommendation is not binding on the District Court and the District Court’s ruling on interpretation of the claims is still pending.

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

	Year Ended December 31,		Percentage
	2005	2004	change
Secure Drop
Revenue	130,335	144,999	(10)%
Cost of Sales (1)	10,159	219,132	(95)%
Gross Margin	120,177	(74,133)	(262)%

Shuffler Sales
Revenue	1,311,302	1,141,321	15%
Cost of Sales	902,707	230,874	291%
Gross Margin	408,596	910,447	(55)%

Shuffler Rentals
Revenue	278,630	384,679	(28)%
Cost of Sales	467,983	277,208	69%
Gross Margin	(189,353)	107,471	(276)%

DeckChecker Sales
Revenue	860,847	1,362,364	(37)%
Cost of Sales	193,088	193,170	(0)%
Gross Margin	667,759	1,169,194	(43)%

	Year Ended December 31,		Percentage
	2005	2004	change
DeckChecker Rentals
Revenue	241,005	232,035	4%
Cost of Sales	77,476	32,325	140%
Gross Margin	163,529	199,710	(18)%
Other
Revenue	(460,644)	171,162	63%
Cost of Sales (2)	3,015,807	2,617,361	(15)%
Gross Margin	(3,476,452)	(2,446,199)	(12)%

(1)          Cost of Sales includes manufacturing costs including labor and overhead and does not include the $3,068,846 of inventory write down.

(2)   Includes cost to service and install machines, warranty costs and miscellaneous other costs. New shuffler installations incur a higher cost of sales during the first year of introduction.

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

Selling, General and Administrative Expenses

For the year ended December 31, 2005, our general and administrative expenses were $9,220,637 or 31% more than the year ended December 31, 2004. The increase in general and administrative expenses related primarily to a $1,875,000 increase in legal and regulatory costs due to defense of the patent lawsuits and legal/regulatory issues pertaining to former senior management, a $638,000 increase in payroll primarily related to the expensing of stock options, a $530,000 increase in consulting expenses related to the management change in March 2005, a $355,000 increase in depreciation related to the write off of leasehold improvements on the old China manufacturing facility, a $133,000 increase in advisory costs, a $64,000 increase in insurance expense, a $52,000 increase in trade shows, a $28,000increase in advertising, and a $1,416,000 decrease in other expenses (including a $25,000 increase in bad debt expense, a decrease of $1,153,160 in non-cost of sales service related expenses, and $92,510 increase in  shipping), offset by a $52,000 decrease in  travel and entertainment, a $16,000 decrease in supplies, and a $14,500 decrease in  rent expenses.

Research and Development Expenses

For the year ended December 31, 2005, research and development expenses were $1,394,006, or 2% less than the year ended December 31, 2004.

Interest Expense

For the year ended December 31, 2005, we incurred interest expenses of $1,577,996 or 69% more than the year ended December 31, 2004. This increase was primarily attributable to the debt service related to our previously outstanding 9% senior secured notes, the currently outstanding 10% senior secured convertible notes and the $5 million line of credit. The debt service on our 10% senior secured convertible notes will continue until February and March 2008 at which time the principal amount is due..

Finance Fees

For the year ended December 31, 2005, we incurred finance fees of $5,834,299, or 100% more than the year ended December 31, 2004. This increase (after restatements effected in this Amendment) is due to the expensing of warrants.

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

Liquidity and Capital Resources

As a result of our operating loss and our use of cash, our net working capital has decreased from $4,511,094 at December 31, 2004 to $(1,637,021) at December 31, 2005, as shown in the table below:

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

Net Cash Used In Investing Activities.

The net cash used in investing activities reported for the year ended December 31, 2005 consisted primarily of $1,291,069 from the acquisition of plant and equipment.

Net Cash Provided By Financing Activities.

Net cash provided by financing activities reported for 2005, (after restatements effected in this Amendment) consisted of  $8,750,000 provided by the issuance of 10% senior secured convertible notes of $12,000,000 offset by the repayment of $3,250,000 of the 9% notes), proceeds from the sale of stock of $1,128,374, offset by the repayment of equipment leases of $1,941,445, and acquisition of treasury stock of $846,820; and the one year revolving credit facility in the amount of $5,000,000, which we drew down to $4,000,000

Contractual Cash Obligations and Off Balance Sheet Arrangements .

Our contractual cash obligations under our debt agreements, capital leases and operating leases for the next five years are as follows:

		PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	2-3 YEARS	4-5 YEARS	AFTER 5 YEARS
Debt Agreements	$15,704,500	$4,050,000	$11,654,500	$0	$0
Capital Leases	893,244	471,269	421,975	0	0
Operating Leases(1)	—	—	—	0	0

TOTAL	$16,597,744	$4,521,269	$12,076,475	$0	$0

(1) Our only “off balance sheet arrangements” at December 31, 2005 were immaterial office equipment leases.

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

Revenue Recognition.

We recognize revenue from the sale of our shuffler and Deck Checker™ products upon shipment against valid customer contracts or purchase orders. Sales are recognized immediately when shufflers that are rented are converted to purchases depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 48 months. We recognize revenue from our sales to independent distributors at the time that the distributor takes possession of our product and title transfers to the buyer. The extended warranty and maintenance components that are part of long term sales contracts are unbundled and recognized as deferred revenue amortized over the remaining life of the sales agreement after the initial 90–day warranty as required by the Emerging Issues Task Force Issue No. 00–21, Revenue Arrangements with Multiple Deliverables. The useful life of our shufflers and Deck Checkers™ is five years with proper maintenance; the life can be extended with the replacement of component parts. If the customer does not possess the required creditworthiness or an established payment history with us, we would then book the revenue as an installment sale and recognize it over time as payments are received. Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms. All rental contracts are cancelable upon 30–day written notice by the customer. Maintenance expense for rental units is recorded in the period it is incurred. Although sales are made with a right to return, returns are subject to a claim of unacceptable performance. Sales returns and allowances are recorded after returned goods are received and inspected. We provide currently for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for our products, we do provide for maintenance contracts that are billed and recognized on a monthly basis.

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.                    CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls. In connection with the preparation of this Amendment No. 1, our management, with the participation of our chief executive officer and chief financial officer, conducted, as of September 2007, a re-evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their current re-evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2005, for the reasons described below.

In August 2007, we became aware of certain errors in reporting of our financial statements for the year ended December 31, 2005, including errors in the recording of warrant expenses and financing fees, along with an improper classification in our statement of cash flows. For further discussion regarding the errors, see Note 2 to the consolidated financial statements included in Item 8 of this Amendment No. 1.

In connection with the restatement of our financial statements as of and for the year ended December 31, 2005, our September 2007 re-evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2005, as a result of the improper accounting for warrants and financing fees and the misclassification in our 2005 cash flow statement, as described above.

(b)                                 Changes in Internal Control over Financial Reporting. In the fourth quarter of 2005, we implemented improvements to our internal controls and procedures to address weaknesses and deficiencies identified by the then senior management. Specifically, we modified our procedures for reconciling intercompany accounts, posting accounts receivable in our accounting system, communicating between sales and accounting personnel, reviewing journal entries, authorizing purchase orders and integrating our financial reporting databases.

Prior to the discovery in August 2007 of the misstatements referred to above, we had taken steps to remediate the deficiencies underlying these reporting errors, including the hiring of an additional member to our management team, with extensive experience in SEC reporting and US generally accepted accounting principles (GAAP), who will be responsible for providing added training and financial discipline to the financial reporting process. In addition, we subscribed to a comprehensive online accounting reference library and adopted use of its disclosure and other financial reporting checklists. We also added to our accounting staff, a certified public accountant formerly with a “Big Four” auditing firm and with significant experience in SEC reporting and GAAP. We are continuing to assess and strengthen our financial organization by seeking additional qualified staff. Additionally, we are training other appropriate personnel in the required approach and documentation standard for each key account analysis.

Other than the foregoing initiatives, no change in our internal control over financial reporting occurred during or with respect to the fourth quarter of 2005, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Arnaldo F. Galassi is our Vice President and Chief Financial Officer. Mr. Galassi started working as a consultant with VendingData in March 2005 and joined the company as an employee in October 2005. Mr. Galassi has over 20 years of high level international finance and corporate treasury experience. He joined AT&T in 1983 and rose to treasury director for Asia Pacific located in Hong Kong. In 1996 he joined Lucent Technologies and established its treasury operations in Asia Pacific region. He then joined NCR Corporation and was promoted to NCR’s director of corporate finance after spending the previous five years living and working in Singapore managing NCR’s Finance and Treasury Center (Singapore) and NCR’s treasury operations in Amsterdam and London. Most recently, Mr. Galassi was the CFO of VirtGame Corp.

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

Our board of directors met 11 times in 2005. All of the incumbent directors attended the meetings during the period for which they have been a director and the meetings held by committees of the board of directors on which they serve, except Bob Smith who missed the September 21, 2005, Board of Directors meeting

Audit Committee. The audit committee is comprised of Messrs. DiVito, Keil, Smith, and Miodonski. Mr. DiVito serves as the audit committee chair. Our audit committee generally meets quarterly, and in 2005, our audit committee held two meetings. As stated in the audit committee charter, our audit committee has the responsibility of selecting the firm that will serve as our independent and registered public accounting firm, approving and reviewing the scope and results of the audit and any non-audit services provided by the independent and registered public accounting firm, and meeting with our financial staff to review internal control, procedures and policies.

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

	Individual Grants

	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in	Exercise or Base Price	Expiration
Name	Granted (#)	Fiscal Year	$(/Sh)	Date
Mark R. Newburg, President and CEO	300,000	8.1%	$1.49	1/31/2015
	200,000	5.4%	$1.85	(1)
	750,000	20.4%	$1.34	(2)
Steven J. Blad Former President and CEO	—	—	—	—

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

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs as of December 31, 2005 (#)		Value of Unexercised In- the-Money Options as of December 31, 2005 ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Steven J. Blad	—	—	0	0	0	$0
Mark R. Newburg	—	—	0	1,250,000 (1)	0	$1,822,000

(1) 750,000 of which are contingent upon a change of control of the Company.

Compensation of Directors

Our non-employee members of our board of directors receive an initial grant of 1,000 options and an annual grant of 10,000 options on the date of the annual or special meeting of stockholders at which directors are elected. The exercise price shall be the then-current market price of our common stock. Our directors are reimbursed for their out-of-pocket expenses related to their services as directors or meeting attendance. Members of our board of directors that are employees do not receive compensation for their services as directors. In addition, upon joining the board, Directors DiVito, Harvey and Miodonski each received options to purchase 100,000 shares of common stock at $1.34 per share over a 3-year term pursuant to the Company’s 1999 Stock Option and Grant Plan; and subject to shareholder approval, each will receive a grant of 50,000 shares of common stock to be accrued in increments of 10,000 shares over the next 5 quarters and issued upon receipt of shareholder approval.

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

Name of Director or Executive Officer	Shares(1)		Percentage
James E. Crabbe	7,105,073	(2)	41.71%
Bob L. Smith	545,962	(3)	3.20%
Ronald O. Keil	253,654	(4)	1.49%
Paul A. Harvey	0		—
Vincent L. DiVito	0		—
Robert L. Miodonski	0		—
Mark R. Newburg	108,333	(5)	0.64%
Arnaldo F. Galassi	35,000	(6)	0.21%
Peter Zee	34,000	(5)	0.21%
Simon Herbert	0		—
All directors and executive officers as a group (10 persons)	8,048,022	(7)	47.24%

Name and Address of 5% Holder
Leonid Frenkel c/o Triage Capital LF Group, LLC 401 City Avenue, Suite 800 Bala Cynwyd, Pennsylvania 19004	3,736,186	(8)	21.93%
LC Capital Master Fund LP c/o Lampe Conway & Co., LLC 680 5th Avenue, Suite 1201 New York, NY 10019	3,057,169	(9)	17.95%

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

(3) Includes 164,012 shares held directly by Mr. Smith, 232,162 shares held by VIP’s Industries, Inc., 67,288 shares held by I.C.D. and 82,000 shares issuable upon the exercise of stock options.

(4) Includes 182,654 shares held directly by Mr. Keil, 71,000 shares issuable upon the exercise of stock options.

(5) Includes 108,333 shares issuable upon the exercise of stock options.

(6) Includes 1,000 shares held directly by Mr. Galassi and 34,000 shares issuable upon the exercise of stock options.

(7) Includes 7,682,089 shares issued directly, 365,933 shares issuable upon the exercise of stock options.

(8) Based on a Form 3 filed on February 8, 2006 and information provided, includes shares beneficially owned by Triage Offshore Fund, Ltd. issuable upon the conversion of notes into 1,061,363 shares and the exercise of warrants into 697,021 shares; shares beneficially owned by Triage Capital Management B LP issuable upon the conversion of notes into 128,029 shares and the exercise of warrants into 964,688 shares; shares beneficially owned by Triage Capital Management LP issuable upon the conversion of notes into 98,484 shares and the exercise of warrants into 700,844 shares; and shares beneficially owned by Periscope Partners LP issuable upon the conversion of notes into 75,757 shares and the exercise of warrants into 10,000 shares.

(9) Based on information provided, includes 212,321 shares issued directly, 1,860,000 shares issuable upon the exercise of warrants and 984,848 shares issuable upon the conversion of convertible notes.

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

ITEM 13. EXHIBITS

The exhibits to this amended Annual Report on Form 10-KSB/A are listed in the Exhibit Index contained at the end of this report. The Exhibit Index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this amended Annual Report on Form 10-KSB/A.

ITEM 14. PRINCIPAL ACCOUNTANTS’  FEES AND SERVICES

Piercy Bowler Taylor & Kern, Certified Public Accountants, Las Vegas, Nevada, or PBTK, served as our independent public accounting firm for fiscal years ended December 31, 2005 and 2004.

The audit committee of our board is responsible for pre-approving all audit and permissible non-audit services provided by our independent auditor, PBTK, with certain limited exceptions. Our audit committee has concluded that the non-audit services provided by PBTK are compatible with maintaining auditor independence. In 2005 and 2004, no fees were paid to PBTK pursuant to the “de minimus” exception to the pre-approval policy permitted under the Securities Exchange Act of 1934, as amended.

For the fiscal years ended December 31, 2005 and 2004, the fees for services billed and estimated unbilled by PBTK were as follows:

	2005	2004
Audit fees (relating to the Original Filing)	$111,504	$108,731
Audit fees (relating to the restatements)	20,000
Audit-related fees	5,280	2,018
Tax fees	13,970	21,000
All other fees		620
	$150,754	$131,369

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

All other fees generally included fees related to miscellaneous, non-recurring engagements In 2004 other fees billed by PBTK represented research related to Generally Accepted Accounting Principles. In 2005 other fees billed by PBTK represented research related to Generally Accepted Accounting Principles and fees associated with restatement of financials related to the 10QSB for March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and the December 31, 2004 10KSB..

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to annual report on Form 10-KSB  to be signed on our behalf by the undersigned, thereunto duly authorized..

ELIXIR GAMING TECHNOLOGIES, INC.,

(Formerly Known As VENDINGDATA CORPORATION)

Date: October 4, 2007	By:	/s/ Gordon Yuen
Gordon Yuen, Chief Executive Officer, Principal Executive Officer

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

As discussed in Note 2 to the financial statements, the Company’s 2005 financial statements have been restated.

/S/ PIERCY BOWLER TAYLOR & KERN
Piercy Bowler Taylor & Kern
Certified Public Accountants and Business Advisors

Las Vegas, Nevada

February 28, 2006, except the matters discussed in Note 2

Which are as of September 25, 2007

VENDINGDATA CORPORATION

Balance Sheets

December 31, 2005 and 2004

	2005	2004
	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$935,243	$924,802
Current portion of accounts receivable, trade net of allowance for uncollectibles of $276,420 and $125,530	1,550,559	1,596,017
Due from affiliate	4,098	25,000
Prepaid expenses and other receivables	113,557	121,969
Inventories	3,045,334	6,124,171
	5,648,791	8,791,959
Accounts receivable, trade, net of current portion, less unamortized discount	600,430	1,264,914
Equipment rented to customers, net of accumulated depreciation of $228,032 and $316,245	146,527	400,594
Property and equipment, at cost, net of accumulated depreciation of $2,408,234 and $1,859,206	585,431	923,459
Intangible assets, at cost, net of accumulated amortization of $836,281 and $288,203	1,862,268	1,129,644
Due from affiliate	—	118,800
Deferred costs	748,171	753,030
Deposits	759,653	980,216
	$10,351,271	$14,362,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital leases payable, current portion	$471,269	$1,941,445
Accounts payable	1,836,234	1,240,676
Accrued expenses	794,203	427,199
Deferred revenues, current portion	52,248	239,680
Short-term debt	4,050,000	238,250
Customer deposits	81,858	193,615
	7,285,812	4,280,865

Deferred revenues, net of current portion	161,335	198,585
Notes payable, net of current portion	11,654,500	3,250,000
Capital leases payable, net of current portion	421,975	893,244
	19,523,622	8,622,694

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized	—	—
Common stock, $.001 par value, 50,000,000 shares authorized 17,741,511 and 17,312,058 share issued and outstanding	18,142	17,200
Additional paid-in capital	73,427,486	59,843,270
Treasury stock 448,053 shares at cost	(846,820)	—
Deferred compensation expense	(3,419,088)	—
Deficit	(78,352,071)	(54,120,547)
Total stockholder’s equity (deficiency)	(9,172,351)	5,739,923
Total liabilities and stockholders’ equity (deficiency)	$10,351,271	$14,362,617

See accompanying notes to financial statement

VENDINGDATA CORPORATION

Statements of Operations

Years Ended December 31, 2005 and 2004

	Year Ended December 31,
	2005	2004
	(As restated)

Sales	$2,302,484	$2,648,684
Rental	519,635	616,714
Other	278,619	171,162
	3,100,738	3,436,560
Less sales returns and allowances	(739,263)	0
Net sales	2,361,475	3,436,560

Operating costs and expenses:
Cost of sales	7,736,066	3,570,070
Selling, general and administrative	9,220,636	7,046,005
Research and development	1,394,006	1,423,096
	18,350,708	12,039,171

Loss from operations	(15,989,233)	(8,602,611)

Interest expense, including $15,063 and $31,974 to related parties	1,577,996	935,589
Finance fees	5,834,299	0
Other expense	7,412,295	935,589

Net loss	$(23,401,529)	$(9,538,200)

Basic loss per share	$(1.37)	$(0.55)

Weighted average shares outstanding	17,050,398	17,187,664

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2005 (as restated) and 2004

				Additional			Deferred
	Common Shares			Paid-in		Treasury	Compensation
Activity	Stock	Dollars		Capital		Stock	Expense	Deficit	Total

Balances, January 1, 2004	16,765,580	$16,766		$58,810,806				$(44,582,347)	$14,245,225
Exercise of employee options	1,360	2		2,380					2,382
Stock issued for conversion of debt	362,218	362		814,563					814,925
Exercise of warrants	70,400	70							70
Repayment for stock issue expenses				36,731					36,731
Employee options issued				178,790					178,790
Net loss for 2004								(9,538,200)	(9,538,200)
Balances, December 31, 2004	17,199,558	17,200		59,843,270				(54,120,547)	5,739,923
Beginning balance adjustment				829,995				(829,995)	0
Balances, January 1, 2005 (As restated)	17,199,558	17,200		60,673,265				(54,950,542)	5,739,923
Exercise of employee options	70,000	70		130,080					130,150
Stock issued for conversion of debt	209,393	209		345,291					345,500
Shares issued for deferred compensation				4,447,169	(1)		(3,419,088)		1,028,081
Acquisition of stock for warrants				846,820		(846,820)			0
Exercise of warrants	162,500	163		401,662					401,825
Stock issued for services	100,000	100		152,900					153,000
Warrants issued				5,834,299					5,834,299
Sale of shares		400	(2)	596,000					596,400
Net loss for 2005								(23,401,529)	(23,401,529)
Balances, December 31, 2005 (As restated)	17,741,451	$18,142		$73,427,486		$(846,820)	$(3,419,088)	$(78,352,071)	$(9,172,351)

(1) Includes 75,000 stock options at $126,000 that were issued and subsequently cancelled within the year 2005. A total of 1,419,590 stock options were cancelled during 2005.

(2) 400,000 shares were issued in the first quarter of 2006, proceeds were received in 2005.

See accompanying notes to financial statements.

VENDINGDATA CORPORATION

Statements of Cash Flows

Years Ended December 31, 2005 and 2004

	December 31,
	2005	2004
	(As restated)

Net cash used in operating activities	$(10,085,798)	$(10,660,135)

Cash flows from investing activities:

Acquisition of property and equipment	(187,269)	(271,261)
Proceeds from sale of plant and equipment	21,200
Acquisition of intangible assets	(1,125,000)	(4,900)

Net cash used in investing activities	(1,291,069)	(276,161)

Cash flows from financing activities:
Reimbursement of offering expense	—	36,731
Proceeds from sale of stock, warrants and options	1,128,374	2,380
Proceeds from capital leases financing	—	723,839
Repayment of capital leases	(1,941,445)	(2,042,946)
Cash paid for deferred financing fees	(361,371)
Proceeds from issuance of convertible debt	12,800,000	3,250,000
Repayment of convertible and other debt	(238,250)	(1,635,570)
Net cash provided by financing activities	11,387,308	334,434

Increase (decrease) in cash and cash equivalents	10,441	(10,601,862)
Cash and cash equivalents, beginning of year	924,802	11,526,664
Cash and cash equivalents, end of year	$935,243	$924,802

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

Revenue recognition

We recognize revenue from the sale of our shuffler and Deck Checker™ products upon shipment against valid customer contracts or purchase orders. Sales are recognized immediately when shufflers that are rented are converted to purchases depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 48 months. We recognize revenue from our sales to independent distributors at the time that the distributor takes possession of our product and title transfers to the buyer. The extended warranty and maintenance components that are part of long term sales contracts are unbundled and recognized as deferred revenue amortized over the remaining life of the sales agreement after the initial 90-day warranty as required by Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The estimated useful life of our shufflers and Deck Checkers™ is five years with proper maintenance; the life can be extended with the replacement of certain component parts. If the customer does not possess the required creditworthiness, the revenue is recorded as an installment sale and recognized over time as payments are received. Revenue from shuffler rentals is recorded monthly in accordance with rental contract terms. All rental contracts are cancelable upon 30-day written notice by the customer. Maintenance expense for rental units is recorded in the period it is incurred. Although sales are generally made with a right of return, such returns are usually associated with unacceptable performance, therefore, sales returns and allowances are not provided for based on estimates but rather recorded after returned goods are received and inspected. The Company provides currently for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for our products, we do provide for maintenance contracts that are billed and recognized on a monthly basis over the life of the contract.

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

Note 2.          Restatements to the Consolidated Financial Statements

The Company is restating its previously issued consolidated financial statements to correct errors which resulted from its failure to record expenses of certain warrants issued in connection with debt financings completed during the year ended December 31, 2005. The errors relate to the accounting treatment that the Company failed to apply with respect to warrants issued by us in connection with certain debt financings the majority of which were issued during the fourth quarter.

During fiscal year 2003, prior to our initial public offering in October 2003, the Company issued 900,000 warrants with an estimated fair value of $0.8 million in conjunction with a $7.5 million financing. The notes were due December 15, 2005. At that time, the Company failed to record the estimated fair value of these warrant as “deferred debt issuance costs” and therefore failed to appropriately amortize the cost of these warrants subsequently over the life of the debt. In January 2004, the debt was paid off and the full value of the warrants should have been written off as financing fees. The Company believes that restatement of the December 31, 2004 financial statements to correct the accounting for these warrants, and amendment of our Annual Report on Form 10-KSB for that year, would be immaterial at this time but rather will reflect the entry as an adjustment to retained earnings as of January 1, 2005.

Also, during the quarter ended December 31, 2005, we issued 3,000,000 warrants with a calculated the estimated fair value of $5.8 million in connection with a short-term financing of $5.0 million. On August 11, 2007, after further review of the relevant accounting literature we now believe that the discount of $5.8 million should have been entirely expensed at the inception of the $5.0 million short-term financing. Following is a reconciliation of income (loss) from continuing operations as originally reported to the restated amounts reported in the consolidated financial statements included as Item 7 of this Amendment.

	Year Ended December 31,
	2005	2004
Loss from operations, as originally reported	$(17,567,230)	$(9,538,200)
Finance Fee adjustments	(5,834,299)	0
Loss from operations, as restated	$(23,401,529)	$(9,538,200)

In addition, the Company determined that certain financing activities, namely cash outflows for deferred financing costs, were improperly classified as operating activities and also that there were some minor mathematical errors in the statement of cash flows for the year ended December 31, 2005. The following table reflects the effects of these corrections after giving effect to the restatements as noted above:

	December 31, 2005
	As reported	As restated	Difference
Net cash used in operating activities:	$(14,816,322)	$(10,085,798)	$4,730,524
Net cash provided by financing activities	$16,160,638	$11,387,308	$(4,773,330)

Note 3.                      Segments

The segments identified for geographic region-based enterprise-wide data are as follows:

	Year Ended December 31, 2005		Year Ended December 31, 2004
	Revenue	Long-lived Assets	Revenue	Long-lived Assets

North America	$2,590,904	$4,035,933	$1,997,832	$2,643,866
Asia	—	550,198	962,775	530,025
Europe	501,584	—	187,666	—
South America	8,250	—	—	—
Australia	—	—	288,287	—

The Company’s revenues distributed by product are as follows:

Year Ended December 31, 2005			Year Ended December 31, 2004
Shufflers	Deck Checkers™	SecureDrop®	Shufflers	Deck Checkers™	SecureDrop®

$1,589,932	$1,101,852	$130,335	$1,526,000	$1,594,399	$144,999

Note 4.                      Inventory

Inventory consisted of the following at December 31, 2005 and 2004.

	December 31, 2005	December 31, 2004

Raw material	$824,759	$2,616,731
Work in progress	66,024	1,391,467
Finished goods	2,154,551	2,115,973
	$3,045,334	$6,124,171

Note 5.                      Property and Equipment

Property and equipment, excluding equipment rented to customers, consists of the following at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004

Equipment and vehicles, furniture and fixtures	$1,990,463	$1,983,744
Tooling	858,720	768,280
Leasehold improvements	500,093	421,867
	3,349,276	3,173,891
Less accumulated depreciation and amortization	2,763,845	2,250,432
	$585,431	$923,459

A substantial portion of the Company’s furniture and equipment are held under capital leases (Note 8).

Note 6.                      Intangible assets

The Company acquired the patent rights for the Deck Checker™ for $1,004,900 in 2003. The following table sets forth the estimated aggregate amortization of these and other intangible asset costs for the next five years:

2006	$156,813
2007	$141,286
2008	$138,829
2009	$134,985
2010	$125,623

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

Note 7.                    Short Term Debt

On October 6, 2005, we negotiated a one year revolving credit facility in the amount of $5,000,000 and carrying an interest rate of 9.0%. The facility is secured by receivables. As of December 31, 2005, we had borrowed $4,000,000 under the credit line.

Note 8.                      Convertible Debt with Warrants and Leases Payable

As of December 31, 2005 and 2004, our long-term obligations consist of convertible notes and capital lease obligations as follows:

		December 31, 2005	December 31, 2004
10.	0% notes, of which 50% are convertible due August 15, 2008, secured by trade receivables and inventory. The notes are convertible at $1.65 per share of common stock for 50% of the note principal amount	$11,654,500
.9.	0% unsecured notes originally due August 15, 2007 with non-detachable warrants to purchase 1,500 shares of common stock at $5.00 per share for each $25,000 of principal exchanged in 2005 for 10.0% secured, convertible notes as part of an aggregate $12,000,000 convertible note offerings (1)		$3,250,000
		11,654,500	3,250,000
Capitalized lease obligations for furniture, tooling and equipment (2).		893,244	2,834,689
		12,547,744	6,084,689
Less current portion		(471,269)	(1,941,445)
Long-term portion .		$12,076,475	$4,143,244

(1)          Interest of $61,705 was payable on the original notes through the conversion date of February 15, 2005.

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

Note 9.                      Warranties

The following summarizes the accrual of product warranties that is recorded as accrued expenses in the accompanying balance sheets at December 31, 2005 and 2004.

	Year Ended December 31,
	2005	2004
Opening balance	$8,792	$12,566
Accruals	2,600	5,068
Payments	(5,525)	(8,842)
Balance at end of year	$5,867	$8,792

Note 10.               Stockholders’ Equity

Stock Options.

Range of Exercise Price	Number of Options Outstanding		Weighted average exercisable price	Weighted average remaining contractual life of shares outstanding (years)	Number of exercisable	Weighted average exercisable
$1.34 - $1.50	500,000	(1)	$1.43	7.7	—	—
$1.51 - $1.75	270,352		$1.67	3.6	14,452	$1.64
$1.75 - $2.00	1,174,533		$1.86	3.6	216,533	$1.78
$2.00 - $13.00	808,587		$3.81	4.5	303,967	$2.50
	2,753,472

(1) 1,200,000 options are exercisable at $1.34 in the event of a change of control.

The following is a summary of transactions involving stock options:

		Shares	Range of Exercise Prices	Average Price
Balance	12/31/00	253,320	$5.00 - $15.00	$10.00

Granted		652,150	$1.75-$13.00	$4.20
Cancelled		70,800	$5.00-$15.00	$5.75
Balance	12/31/01	834,670	$5.00-$15.00	$5.40

Granted		117,550	$1.75-$13.00	$3.80
Cancelled		25,450	$7.50-$13.00	$9.68

		Shares	Range of Exercise Prices	Average Price
Balance	12/31/02	926,770	$1.75-$15.00	$5.09

Granted		1,246,850	$1.75-$3.90	$2.60
Cancelled		66,490	$1.75-$13.00	$8.47
Balance	12/31/03	2,107,130	$1.75-$15.00	$3.51

Granted		319,836	$1.66-$3.98	$2.63
Cancelled		238,540	$1.75-$13.00	$5.77
Balance	12/31/04	2,188,426	$1.69-$15.00	$4.97

Granted		3,279,686	$1.34-$3.01	$1.89
Cancelled		1,444,640	$1.66-$15.00	$5.73
Exercised		70,000	$1.75-$2.50	$2.13
Balance	12/31/05	3,953,472	$1.34-$15.00	$3.55

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

Note 11.                Income Taxes

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

The reconciliation of the effective tax rate to the statutory rates is as follows:

	December 31,
	2005		2004
	Amount	%	Amount	%
Income tax benefit at statutory rate of 34%	$5,972,858	34%	$3,242,988	34%
Effect of permanent differences	(24,254)		(26,640)
Valuation allowance	(5,948,604)	34%	(3,216,348)	34%

Net deferred tax assets	—	0%	—	0%
	$—		$—

Deferred tax assets (liabilities) are comprised of the following at December 31, 2005 and 2004:

	December 31,
	2005	2004
Operating loss carry forwards	$24,328,000	$19,793,000
Accrued vacation	26,000	45,000
Deferred rent.	12,000	22,000
Allowance for uncollectibles.	99,000	76,000
Depreciation	(312,000)	(57,000)
Less valuation allowance	(24,153,000)	(19,879,000)
	$—	$—

Note 12.               Commitments and Contingencies

Building Lease. The Company is obligated under a building lease agreement for our Las Vegas office at 6830 Spencer Street, Las Vegas until January 2007, with an option to renew for five years. The lease provides for scheduled increases based, in part, on the annual Consumer Price Index. However, we do not intend to renew the lease and will move to a new location at the termination of the lease. The Company also leases office space in other locations including China and certain office equipment under operating leases.

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

Note 13.               Subsequent Event

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

Note 14.               Additional cash flow information

	December 31,
	2005	2004
	(As restated)

Net loss	$(23,401,529)	$(9,538,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,188,476	816,535
Amortization of deferred interest	188,213	269,174
Stock based compensation	1,206,097
Write down on inventory	3,068,876
Other non-cash cost	5,883,038	153,316
Changes in assets and liabilities:
Decrease in accounts receivable	885,038	634,107
Decrease (increase) in prepaid expenses and other assets	193,581	(33,305)
Increase in inventory	(76,679)	(1,973,758)
Decrease in other assets	—	266,143
Decrease in deposits	—	14,810
Increase in deferred expenses	—	(786,178)
Increase (decrease) in accounts payable	748,558	(486,783)
Increase (decrease) in accrued expenses	255,245	(347,107)
Decrease (increase) in deferred revenues	(224,682)	46,500
Increase in customer deposits	—	304,611

Net cash used in operating activities	$(10,085,798)	$(10,660,135)

Supplemental cash flow information:
Cash paid for interest	$664,342	$611,629
Non-cash investing and financing activities:
Loans converted into common stock	$345,500	$765,000
Loan refinanced	$2,904,500
Stock acquired with options	$846,820

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation dated July 24, 2000, incorporated by reference from the registrant’s Current Report on Form 8-K filed on July 28, 2000.

3.2	Amended and Restated Bylaws of the registrant dated November 13, 2002, incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 8, 2003.

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

10.14	Philadelphia Brokerage Corporation warrant to Purchase 75,000 Shares of Common Stock, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.

10.15	Distribution Agreement by and between the registrant and TCS Aces Pty Limited, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.

10.16	Form of Placement Agent Agreement with Philadelphia Brokerage Corporation, incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 15, 2005.

10.17	Form of Subscription Agreement for 15% Senior Secured Notes due February 2008, incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 15, 2005.

10.18	Form of Promissory Note for 15% Senior Secured Notes due February 2008, incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 15, 2005.

10.19	Distribution Agreement by and between the registrant and Technical Casino Supplies Ltd, incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 15, 2005.

10.20	Form of Subscription Agreement for 15% Senior Secured Notes due March 2008, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2005.

10.21	Form of Promissory Note for 15% Senior Secured Notes due March 2008, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2005.

10.22	Form of Intercreditor Agreement, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2005.

10.23	Form of Amended and Restated Security Agreement, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2005.

10.24	Form of Amended and Restated Collateral Agent Agreement, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 16, 2005.

10.25	Settlement Agreement dated July 12, 2005 between VendingData Corporation and Shuffle Master, Inc., incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

10.26

License and Manufacturing Agreement dated February 27, 2006, between VendingData Corporation and Dolphin Products Pty Limited, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

10.27

Patent Purchase Agreement dated October 1, 2005 among VendingData Corporation, William Westmore Purton, Dolphin Products Pty Ltd. and Dolphin Advanced Technologies Pty Ltd., incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

10.28

Patent and Trade Secret Purchase Agreement dated October 10 among VendingData Corporation, William Westmore Purton, Dolphin Products Pty ltd. and Dolphin Advanced Technologies Pty ltd., incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 31, 2006.

10.29

Credit Agreement dated October 5, 2005 among VendingData Corporation, Lampe Conway & Co., LLC and Triage Capital Management L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005).

Exhibit Number	Exhibit Description

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

14.1	Code of Ethics, incorporated by reference from the registrant’s annual report on 10KSB filed March 30, 2004.

23.1	Consent of Piercy Bowler Taylor and Kern

31.1	Certification of Gordon Yuen under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Reberger under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002