Form 10KSB/A
period 2006-12-31
Elixir Gaming Technologies, Inc.
filed 2007-11-13
CIK 1004673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number

000-25855

Elixir Gaming Technologies, Inc.

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

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

EXPLANATORY NOTE—RESTATEMENT OF FINANCIAL INFORMATION

This Amendment No. 1 on Form 10-KSB/A (“Amendment No. 1”) is being filed to effect a restatement of the previously issued consolidated financial statements of Elixir Gaming Technologies, Inc. (formerly known as VendingData Corporation) (either the “Company,” “we” or “our”), as of and for the year ended December 31, 2006. The Company is restating its previously issued fiscal 2006 consolidated financial statements to correct an error that resulted from the inadvertent failure to record warrants issued with debt during the second quarter of 2006. In addition, goodwill originating with an acquisition effected in the third quarter of 2006 has been reallocated to certain identifiable intangible assets and the associated amortization has been recognized for the third and fourth quarters, and a deferred tax liability was recorded for the differences between the assigned values and the tax basis of recognized assets in a business combination, and the contingent liability was corrected. Management does not intend to amend its Quarterly Reports on Forms 10-QSB for the second and third quarters of 2006 but rather intends to restate the affected interim financial statements to be presented for comparative purposes in an amended second quarter 2007 report and its initial filing of the third quarter report for 2007. However, summarized 2006 quarterly financial information, as restated, is included in a note to our restated annual 2006 financial statements contained in this Amendment No. 1.

The restated fiscal 2006 consolidated financial statements included in this Amendment No. 1 also give effect to certain adjustments in fiscal 2006 that result from the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2005 included in the Company’s Amendment No. 1 on Form 10-KSB/A for the fiscal year ended December 31, 2005 filed with the SEC on October 5, 2007. The Company also included in this Amendment No. 1 summarized restated quarterly financial data for 2006. For further discussion regarding the restatements to the fiscal 2006 consolidated financial statements see note 3 to the consolidated financial statements, included in Item 7 of this Amendment No. 1.

This Amendment No.1 amends and restates Item 6 of Part I and Items 7and 8A of Part II of the Original Form 10-KSB to reflect the effects of the restatements. In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1 and 32.2. The remaining Items contained within this Amendment No. 1 consist of all other Items originally contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006 in the form filed on April 13, 2007 (“Original Form 10-KSB/A”). This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-KSB or modify or update those disclosures in any way other than as required to reflect the effects of the restatements.

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

•                  Medical devices are manufactured, assembled and packaged in a TGA certified US Class 10,000 clean room (Australia class – Grade C).

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

We are headquartered in Las Vegas, Nevada with research and manufacturing facilities in Guangdong Province, China and Melbourne, Australia. We maintain our principal offices at 1120 Town Center Dr, Suite 260, Las Vegas, Nevada, 89144. Our telephone number and facsimile number are (702) 733-7195 and (702) 733-7197, respectively, and our website is www.elixirgaming.com. Information contained in, or accessible through, our website does not constitute part of this report.

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

The DeckChecker has an integrated management system and an on-board storage/vault system. The integrated management system gives a report for every transaction - providing an audit trail. Further, the DeckChecker requires limited operator training time, as the machine prompts the user throughout the entire checking process. Since the DeckChecker does not require additional staff, the DeckChecker is designed to increase efficiency and shorten the start-of-the-day and the end-of-the-day procedures.

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

Competition – DeckChecker. We believe Shuffle Master’s MD2 product provides limited competition for the DeckChecker.

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

High frequency RFID Market. We estimate that the addressable chip market is at least 100 million casino chips worldwide. Initially the market will emerge from the build-out of new casinos in Macau. From 2006 through 2008, at least 15 new casinos will be built in Macau and it is expected that the new casinos will be migrating to the new chip technology to thwart counterfeiters and to track casino chip movement within the properties. As of December 31, 2006, we had approximately 1,100,000 RFID casino chips installed - including 800,000 at the Galaxy Star World Casino in Macau.

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

Competition – Automotive Components  Global sourcing of the major automotive customers remains very competitive, and Dolphin’s main competitors are Illinois Tool works, Hook Plastics and MTM Systems. Nonetheless, Dolphin has been able to target costs for both tooling and component and provide an overall package offering high technical expertise for high precision and complex parts and was recently awarded with four new projects with General Motors’ Holden and four new projects with Autoliv at the start of 2007.

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

Competition – Medical Devices   The medical market in Australia is limited to not more than three companies, and the business is distributed based on the level of trials and what level of clean room is required by potential customers.

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

New Jersey. Upon a satisfactory initial background investigation, in December 2005 we obtained a transactional waiver approval from the New Jersey Commission to engage in specific transactions with certain New Jersey casinos pending the outcome of the complete investigation of our license application. The transactional approval process permitted us to continue our business with New Jersey casinos pending the completion of the investigation. Our transactional waiver expired in New Jersey in December 2006. We are currently working with regulators there to re-aquire a transactional waiver.

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

We also maintain a state-of-the-art manufacturing facility in Melbourne, Australia, for the production of our casino chips - the high frequency Dolphin RFID chip and traditional casino chips – as well as the non-gaming products including automotive and pharmaceutical product lines.

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

We may require additional funding in the future to continue to operate our business.  As of December 31, 2006, we had a working capital deficit of ($4,703,802). In January 2007, we received gross proceeds of $2.65 million as a result of the sale of our equity securities Elixir. In March 2007, we received an additional $4.3 million of working capital through our sale of equity securities to GLG North American Opportunity Fund. After giving effect to the sale of equity securities to Elixir and to GLG North American Opportunity Fund, we had pro forma working capital of approximately $2.78 million as of December 31, 2006.We believe that our cash on hand together with cash to be generated by operations will meet our working capital needs, capital expenditures, and commitments for at the next 12 months. In the event it is not sufficient, we will endeavor to raise additional required funds through various financing sources, including the sale of our equity. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results may occur:

•                  the percentage ownership of our existing stockholders may be reduced;

•                  our stockholders may experience additional dilution in net book value per share; or

•                  the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

We have a history of significant operating losses and anticipate continued operating losses, and we may be unable to achieve profitability. We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future. For the years ended December 31, 2006 and 2005 we have incurred net losses of $14,605,762 and $23,401,529, respectively, and our operations have used $7,709,812 and $10,085,798 of cash, respectively. As of December 31, 2006 and 2005, we had accumulated deficits of $92,957,833 and $78,352,071, respectively. Over the past several years, we have derived only limited revenues, which have been insufficient to sustain our operations. We may not generate sufficient revenue to sustain future operations. No independent organization has conducted market research providing management with independent assurance from which to estimate potential demand for our products. The overall market may not be receptive to our products, and we may not successfully compete in the target market for our products.

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

Adverse results in current litigation could result in substantial monetary damages and adversely impact on the manufacture and sale of certain of our shuffler products. Shuffle Master, our principal competitor in the shuffler market, has, in prior years, filed two lawsuits against us for patent infringement. The first suit was settled in 2005. Concerning the second lawsuit, we believe our position to be meritorious. On February 28, 2007, the United States District Court for the District of Nevada entered an order that adopted and affirmed the ruling by the Magistrate Judge in favor of VendingData’s claim construction in the case. The order adopting VendingData’s claim construction leaves Shuffle Master exposed to liability on a $3 million bond it posted to secure the preliminary injunction. VendingData intends to vigorously pursue collection of the $3 million bond and other damages from Shuffle Master (see also Part II - Item 1. Legal Proceedings). However, we cannot determine whether we will ultimately prevail in the lawsuit or, if we are successful, whether we will be able to collect any portion of the bond or a meaningful amount of damages.

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

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Shuffler Sales. The 65% decrease, from $1,311,000 in 2005 to $462,000 in 2006, in sales was due, in part, to the replacement of discontinued products with new products but at lower introductory or replacement pricing. Also affecting sales for PokerOne were the lingering effects of the Shuffle Master suit causing customer uncertainty on the product. The 58% decrease in the cost of shuffler sales in 2006 was due primarily to costs related to the roll out of two new shuffler products in 2005. Our average cost per unit decreased 20% due to production costs in our China facility.

Shuffler Rentals. The 17% decrease in shuffler rental revenue, from $279,000 to $230,000 reflects the reduced number of shufflers placed on a rental basis as a result of the conversion of rental units to purchased units in 2005 and the failure to place additional shuffler units on a rental basis. The number of rental units dropped 27% from the year ending 2005 to 2006. Cost of sales, which dropped 92% in 2006, include shuffler rental depreciation of $36,758 during 2006 compared to $467,983 (includes depreciation as well as significant service costs attributed to the deployment of new product) during the prior year period. The cost of sales decrease can be attributed to the incremental costs in deploying upgraded versions of PokerOne and RandomPlus in 2005.

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

Selling, General and Administrative Expense

For the year ended 2006, our selling, general and administrative expense was $9,488,852 or 3% more than 2005. Approximately $663,000 of the increase in general and administrative expenses is attributable to our acquisition of Dolphin which is included in our results of operations from July 11, 2006 forward. Giving effect to the Dolphin impact, US and China expenses decreased by approximately $395,000 from fiscal 2006 to fiscal 2005. The decrease is composed of approximately $1,979,000 decrease in legal and regulatory costs due to defense of the patent lawsuits and legal/regulatory issues pertaining to former senior management. These reductions are offset by an increase of $703,000 in payroll primarily related to the conversion of management from consulting to employees in October 2005, a $621,000 increase in finance fees relating to the Elixir transaction, a $250,000 increase in acquisition costs associated with the Dolphin acquisition, and $88,000 increase for Sarbanes Oxley consulting fees. A $21,500 increase in 2006 rent expense is attributable to the Dolphin acquisition and the related addition of leased office and manufacturing facilities in Australia. Rent reductions in 2007 will include lower cost in Las Vegas under new leases and elimination of the Washington office.

Research and Development Expenses

For 2006, research and development expenses, associated with the development of the ChipWasher and ShufflePro, were $1,555,882, or 12% more than 2005.

Interest Expense and finance fees

For 2006, we incurred interest expense and finance fees of $2,527,160 or 66% less than 2005. In May 2006, we placed $13 million of 8% senior secured promissory notes to the Bricoleur funds. Concurrent with closing of the 8% senior secured note financing, the holders of our previously outstanding 10% senior notes converted approximately $5.2 million of the principal under those notes to our common shares. We used the proceeds of the May 2006 financing to retire the balance of the 10% senior notes and the $5 million 9% line of credit acquired by us in October 2005. The decrease in interest expense in fiscal 2006 was primarily attributable to the non-cash expensing of warrants in 2005, offset by the increased debt service related to our 8% senior secured note arrangement, Dolphin’s short term overdraft facilities and, for the first five months of 2006, the 9% senior secured notes, the 10% senior secured convertible notes and the $5 million 9% line of credit. This also includes $81,174 in related party interest for Dolphin.

FINANCIAL CONDITION

As of December 31, 2006, we had a working capital deficit of $(4,703,802). In January 2007 we received gross proceeds of $2.65 million as a result of the sale of our equity securities Elixir. In March 2007, we received an additional $4.3 million of working capital through our sale of equity securities to GLG North American Opportunity Fund. After giving retroactive effect to the note conversions and sale of equity securities to Elixir and GLG North American Opportunity Fund as if it had occurred on December 31, 2006, we would have had pro forma working capital of approximately $2.78 million as of December 31, 2006.

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

In 2005, to fund our continuing operating cash flow deficits, in addition to using the remaining cash we had on hand at the beginning of the year, we raised additional capital through private placements of $10 million of our 10% senior secured convertible notes in February 2005 (the “February Senior Notes”) and $2 million our 10% senior secured convertible notes in March 2005 (the “March Senior Notes” and together with the February Senior Notes, the “Senior Notes”). On October 6, 2005, we obtained a one year revolving credit facility in the amount of $5 million. As described below, in May 2006, we sold to the Bricoleur funds $13 million of our 8% senior secured promissory notes. We used a portion of the proceeds from that placement to pay off the full $5 million under the credit line in May 2006 and pay off approximately $6 million of our Senior Notes. The $5.6 million balance of our Senior Notes were converted to our common shares according to the terms of conversion in the notes.

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

Contractual Cash Obligations and Off Balance Sheet Arrangements.

Our contractual cash obligations under our debt agreements, capital leases and operating leases for the next five years are as follows as of December 31, 2006:

CONTRACTUAL	PAYMENTS DUE BY PERIOD
OBLIGATIONS	TOTAL	1 YEAR	2-3 YEARS	4-5 YEARS	AFTER 5 YEARS
Debt Agreements	$22,619,618	$2,476,093	$3,392,225	$3,444,215	$12,957,085
Capital Leases	709,991	440,719	269,272	0	0
Operating Leases	—	—	—	—	—

Total	$22,979,609	$2,916,812	$3,661,497	$3,444,215	$12,957,085

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for financial statements issued for fiscal year.2008. We are currently evaluating the effects, if any, that SFAS Nos. 157 and 159 will have on our future financial position, results of operations and operating cash flows.

Item 7.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Elixir Gaming Technologies, Inc. (formerly VendingData Corporation)

We have audited the consolidated balance sheets of Elixir Gaming Technologies, Inc. (formerly VendingData Corporation) and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Dolphin Advanced Technologies PTY LTD (Dolphin), a wholly-owned subsidiary, which financial statements reflect total assets of $5,002,148, and total revenues of $5,645,527 or 18% and 72% of the respective consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dolphin, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the financial statements, the Company’s 2006 financial statements have been restated.

/s/ Piercy Bowler Taylor & Kern
Piercy Bowler Taylor & Kern
Certified Public Accountants and Business Advisors

March 23, 2007, except for Note 3, as to which the date is October 12, 2007

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

Chartered Accountants

22 March 2007

Melbourne, Australia

ELIXIR GAMING TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

(FORMERLY VENDINGDATA CORPORATION)

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$333,888	$935,243
Current portion of accounts receivable, trade net of allowance for uncollectibles of $267,154 and $276,420	1,856,898	1,550,559
Due from employee	138,181	4,098
Prepaid expenses and other receivables	46,494	113,557
Inventories	3,407,361	3,045,334
	5,782,822	5,648,791
Accounts receivable, trade, net of current portion, less unamortized discount	358,841	600,430
Equipment rented to customers, net of accumulated depreciation of $67,673 and $228,032	94,777	146,527
Property and equipment, at cost, net of accumulated depreciation of $2,472,897, and $2,408,234	3,493,817	585,431
Intangible assets, at cost, net of accumulated amortization of $819,753 and $836,281	8,936,561	1,862,268
Goodwill	11,195,737	—
Deferred costs	450,404	748,171
Deposits and other assets	305,282	759,653
	$30,618,241	$10,351,271
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Capital leases payable, current portion	$440,719	$471,269
Accounts payable	2,354,163	1,836,234
Accrued expenses	3,657,792	794,203
Deferred revenues, current portion	43,599	52,248
Short-term debt	3,676,600	4,050,000
Current portion of long-term debt	299,494	—
Customer deposits	14,257	81,858
	10,486,624	7,285,812
Deferred revenues, net of current portion	43,199	161,335
Notes payable, net of current portion, net of debt discount of $2,837,911	13,955,613	11,654,500
Capital leases payable, net of current portion	269,272	421,975
Deferred tax liability	1,765,383	—
	26,520,091	19,523,622
Stockholders’ equity (deficiency):
Common stock, $.001 par value, 70,000,000 shares authorized 30,015,099 and 18,141,950 share issued (or issuable)	30,016	18,142
Additional paid-in capital	106,221,270	73,427,486
Treasury stock, 448,053 shares at cost	(846,820)	(846,820)
Deferred compensation expense	(8,348,483)	(3,419,088)
Deficit	(92,957,833)	(78,352,071)
	4,098,150	(9,172,351)
	$30,618,241	$10,351,271

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

(FORMERLY VENDINGDATA CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
	(As restated)

Revenues
Sales	$3,637,753	$2,302,484
Rental	338,058	519,635
Non-gaming revenue	3,780,430	—
Service	230,178	—
Other	264,359	278,619
	8,250,778	3,100,738
Less sales returns and allowances	(383,122)	(739,263)
	7,867,656	2,361,475

Operating costs and expenses:
Cost of sales, including an inventory writedown of $3,068,846 in 2005	8,901,524	7,736,066
Selling, general and administrative	9,488,852	9,220,636
Research and development	1,555,882	1,394,006
	19,946,258	18,350,708
Loss from operations	(12,078,602)	(15,989,233)

Interest expense and finance fees	2,527,160	7,412,296

Net loss	$(14,605,762)	$(23,401,529)

Basic loss per share	$(0.60)	$(1.37)

Weighted average number of shares outstanding	24,270,827	17,050,398

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND ITS SUBSIDIARIES

(FORMERLY VENDINGDATA CORPORATION)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006 and 2005

	Common Stock		Additional Paid-in		Treasury	Deferred
	Shares	Dollars	Capital		stock	expense	Deficit	Total
Balances, January 1, 2005	17,199,558	$17,200	$60,673,265				$(54,950,542)	$5,739,923
Options issued for employee compensation			4,447,169	(1)		$(3,419,088)		1,028,081
Exercise of employee options	70,000	70	130,080					130,150
Stock issued for conversion of debt	209,393	209	345,291					345,500
Exchange of warrants for stock			846,820		(846,820)			—
Exercise of warrants	162,500	163	401,662					401,825
Warrants Issued			5,834,299					5,834,299
Stock issued for services	100,000	100	152,900					153,000
Sale of shares	400,000	400(2)	596,000					596,400
Net loss							(23,401,529)	(23,401,529)
Balances, December 31, 2005	18,141,451	18,142	73,427,486		(846,820)	(3,419,088)	(78,352,071)	(9,172,351)
Options issued for employee compensation			3,454,055			(3,454,055)		—
Exercise of employee options	1,083,164	1,083	1,260,297					1,261,380
Amortization of deferred compensation expense						1,268,895		1,268,895
Warrants issued for financing			3,285,765			(94,235)		3,380,000
Stock issued for conversion of debt	4,828,246	4,829	10,899,671					10,904,500
Stock issued for acquisition of Dolphin	2,462,238	2,462	7,581,526					7,583,988
Stock issued to distributor through subscription receivable	1,000,000	1,000	2,649,000			(2,650,000)		—
Exercise of warrants	1,500,000	1,500	1,648,500					1,650,000
Stock issued for acquisition of technology	1,000,000	1,000	1,826,500					1,827,500
Net loss							(14,605,762)	(14,605,762)
Balances, December 31, 2006 (as restated)	30,015,099	$30,016	$106,221,270		$(846,820)	$(8,348,483)	$(92,957,833)	$4,098,150

(1) Includes 75,000 stock options at $126,000 that were issued and subsequently cancelled within the year 2005. A total of 1,419,590 stock options were cancelled during 2005.

(2) Proceeds from the sale of 400,000 shares sold were received in 2005, but shares were issued in the first quarter of 2006.

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC.

(FORMERLY VENDINGDATA CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006 and 2005

	2006	2005
	(As restated)
Cash flows from operating activities:
Net loss	$(14,605,762)	$(23,401,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	788,073	796,101
Amortization of intangible assets	514,207	392,375
Amortization of debt discount	927,884	188,213
Non cash finance fees	—	5,834,299
Stock-based compensation expense	1,268,896	1,206,097
Write down of inventory	241,931	3,068,846
Loss on disposal of assets	22,082	48,739
Increase in operating (assets) liabilities:
Trade accounts receivable	945,405	885,038
Inventory	656,524	(76,679)
Prepaid expenses and other assets	479,353	193,581
Accounts payable	(730,349)	748,558
Accrued expenses	1,908,729	255,245
Deferred revenues	(126,785)	(224,682)
Net cash used in operating activities	(7,709,812)	(10,085,798)
Cash flows from investing activities:
Cash for business combination, net of cash obtained of $174, 139	(1,350,000)	—
Acquisition of technology	(716,500)	(1,125,000)
Acquisition of plant and equipment	(385,083)	(187,269)
Proceeds from the disposition of property and equipment	51,600	21,200
Payments received on notes receivable	484,833	—
Net cash used in investing activities	(1,915,150)	(1,291,069)
Cash flows from financing activities:
Proceeds from sale of stock, warrants and options	2,911,380	1,128,374
Repayment of notes payable and leases	(14,173,045)	(2,179,695)
Cash paid for deferred financing fees	(45,947)	(361,371)
Proceeds from notes payable, leases and short term debt	20,331,219	12,800,000
Net cash provided by financing activities	9,023,607	11,387,308
Increase (decrease) in cash and cash equivalents	(601,355)	10,441
Cash and cash equivalents, beginning of year	935,243	924,802
Cash and cash equivalents, end of year	$333,888	$935,243

Supplemental cash flow information:
Cash paid for interest	$1,681,097	$664,342
Non-cash investing and financing activities:
Loans converted into common stock (February 2005 and March 2005 convertible notes)_	9,154,500	345,500
Acquisition of technology with stock prior to business combination	1,827,500
Stock issued for business combination	7,817,833
Short term note issued in connection with business combination	5,782,168
Stock subscribed	2,650,000
Loan refinanced		2,904,500
Stock converted to warrants		846,820

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

(FORMERLY VENDINGDATA CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.          Description of business and significant accounting policies

The principal business activity of Elixir Gaming Technologies, Inc. (formerly VendingData Corporation) and its subsidiaries, VendingData Electric (Zhongshan) Co., Ltd. and Dolphin Products Pty Ltd, (collectively, the Company) is the developing and distributing of products relating to the gaming and automotive industries. These products include electronic card shuffling devices and RFID casino chips. The Company operates in the United States of America and, through its subsidiaries, in Australia and China; however, a portion of its revenues are derived from sales to customers in other foreign countries.

The Company manages its credit risk by evaluating the creditworthiness of customers before credit is extended and monitoring it thereafter. The maximum losses that the Company would incur if a customer failed to pay amounts owed would be limited to the recorded receivables after any allowances provided.

Principles of consolidation

These consolidated financial statements include the accounts and transactions of the Company and, from the date of a business combination (Note 2), its wholly-owned subsidiaries, after elimination of all inter-company balances and transactions.

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

Property and equipment

Property and equipment (Note 7), and equipment rented to customers are carried at cost. Depreciation and amortization are computed using the straight-line method over the useful lives of the assets currently estimated to be 3-5 years, which, in the case of leasehold improvements is limited to the life of the lease and renewal period, so long as renewal is intended.

Intangible assets

Patent and trademark costs (Note 8) are amortized using the straight-line method over an appropriate useful life currently estimated to be 10 years.

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

Advertising

Advertising costs are charged to selling, general and administrative expenses when incurred and were $113,000 and $61,460 for 2006 and 2005, respectively.

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

Previously the Company accounted for all stock-based compensation under FASB Statement No. 123. The impact of the adoption of Statement No. 123R for stock-based compensation was an increase to stock-based compensation expense included in selling, general and administrative expense of approximately $1,204,100 for the twelve-month period ended December 31, 2006.

The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model; assumptions used for 2006 and 2005 were as follows:

	2006	2005
Market value	$1.34 – $3.03	$1.34-$3.01
Expected life in years	3 to 6	3 to 6
Interest rate	4.76%	1.95%
Volatility	10% - 70%	10%-70%
Dividend yield	0.00%	0.00%

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

	2006	2005
Opening balance	$5,867	$8,792
Accruals	17,650	2,600
Charges	(23,517)	(5,525)
Balance, end of year	$0	$5,867

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

The Company acquired Dolphin pursuant to a share sale agreement the sellers. The Company paid to the sellers the following consideration in exchange for all of the issued and outstanding capital shares of Dolphin:

Cash (a)	$1,350,000
1,462,238 shares of the Company’s common stock at $3.50 per share	5,117,833
1,000,000 shares of the Company's common stock at $2.70 per share (b)	2,700,000
Secured convertible promissory notes (c)	5,782,168
Purchase price	14,950,001
Acquisition costs	250,000
Adjusted purchase	$15,200,001

(a) Includes $750,000 paid as a non-refundable deposit in April 2006,

(b) Includes 1,000,000 shares issued as part of the non-refundable deposit; and

(c) Subsequently converted in December 2006 into 1,652,048 shares of common stock.

The aggregate adjusted purchase price was allocated based on the estimated fair value of the net assets acquired as follows:

Cash	$174,139
Receivables	1,010,155
Shareholder receivable	618,916
Inventories	1,262,451
Property, plant, equipment	2,567,090
Identifiable intangible assets and other	5,884,610
Accounts payable	(1,248,278)
Accrued expenses	(302,260)
Provision for dividends payable	(1,995,088)
Contingent purchase price liability	(535,000)
Deferred tax liability	(1,765,383)
Debt and capital lease obligation – current	(749,245)
Capital lease obligation – noncurrent	(917,843)
4,004,264
Less adjusted purchase price	15,200,001
Goodwill	$11,195,737

As of December 31, 2006, the Company had a convertible note of $5,782,168 outstanding for the balance of the Dolphin acquisition. The note was converted to shares in January 2007 at $2.13 per share; however; the Company remains contingently liable, until July 12, 2008, if the holder sells such shares at market for less than the guaranteed price of $3.50 per share. As of March 31, 2007, there were 2,614,286 shares remaining still subject to this guarantee.

Following are unaudited, condensed pro forma, consolidated statements of operations for 2006 and 2005 as if the Dolphin acquisition had take place as of January 1, 2005:

	2006	2005
Net revenue	$10,068,815	$7,924,534
Operating expenses	22,742,197	23,781,902
Loss from operations	(12,673,382)	(15,857,368)
Interest expense	2,607,237	7,195,376
Income taxes	(58,992)	(25,516)
Net loss	(15,221,627)	(23,027,228)
Basic and diluted loss per share	$(0.57)	$(0.90)
Weighted average number of shares	26,733,065	19,512,636

Note 3.                      Restatement to the Consolidated Financial Statements

The Company has  restated its previously issued consolidated financial statements as of and for the fiscal year ended December 31, 2006 to correct errors that resulted from its failure to record debt issuance costs related to warrants issued in connection with debt financings completed during the year ended December 31, 2006.  The errors relate to the accounting treatment that the Company failed to apply with respect to warrants issued by it in connection with certain debt financings the majority of which were issued during the second quarter of 2006.   In this Amendment No. 1, the issuance of warrants issued with debt have been recorded as a debt discount in the total amount of $3,380,000 and are being amortized as interest expense over the life of the debt.  Also by way of this Amendment No. 1, the Company reclassified $4,300,000 from goodwill to other identifiable intangible assets and reversed certain warrant related expenses, and recorded a tax liability in the amount of $1.8 million for the differences between the assigned values and the tax basis of recognized assets in a business combination and corrected the contingent liability by $301,000. Also, the Company had originally recorded in its 2006 fiscal year consolidated financial statements certain expenses related to warrants issued during 2005 and 2004.  The Company has restated its fiscal 2005 consolidated financial statements by way of Amendment No. 1 to the Company’s Form 10-KSB/A for the fiscal year ended December 31, 2005 filed with the SEC on October 5, 2007 for purposes of, among other things, properly recording those warrant expenses in fiscal 2005 and for warrants issued in 2004 as an equity beginning balance adjustment.  In this Amendment No. 1, those warrant related expenses have been reversed from the 2006 consolidated financial statements.

Following is a reconciliation of income (loss) from continuing operations as originally reported to the restated amounts reported in the 2006 consolidated financial statements included in Item 7 of this Amendment No. 1.

Loss from operations, as originally reported	$(13,734,719)
Amortization of intangibles	(165,384)
Finance Fee adjustments	(705,659)
Loss from operations, as restated	$(14,605,762)

Following is a reconciliation of loss from continuing operations as originally reported to the restated amounts for second and third quarter for the year ended December 31, 2006  and the fourth quarter of the year ended December 31, 2006 and 2005, respectively (only the fourth quarter of fiscal year 2005 was impacted by a restatement):

	Three months	Six months
For the period ended June 30, 2006	ended	Ended
Loss from operations, as originally reported	$(2,425,178)	$(5,180,077)
Finance Fee adjustments	(176,414)	(176,414)
Loss from operations, as restated	(2,601,592)	(5,356,491)

	Three months	Nine months
For the period ended September 30, 2006	ended	Ended
Loss from operations, as originally reported	(4,110,395)	(9,290,472)
Amortization of intangibles	(82,692)	(82,692)
Finance Fee adjustments	(264,621)	(441,035)
Loss from operations, as restated	(4,457,708)	(9,814,199)

For the year ended December 31,	2006	2005
Loss from operations, as originally reported	(13,734,719)	(17,567,230)
Amortization of intangibles	(165,384)	—
Finance Fee adjustments	(705,659)	(5,834,299)
Loss from operations, as restated	(14,605,762)	(23,401,529)

Note 4.  Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts and loans receivable, accounts payable, short and long-term notes payable and accruals. Management believes the carrying amounts of these financial instruments approximate fair value or have interest yields that approximate market rates for similar instruments with similar risks.

Note 5.                      Segments

The segments identified for geographic region-based enterprise-wide data are as follows:

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Revenue	Long-lived Assets	Revenue	Long-lived Assets
Gaming:
North America	$1,074,116	$20,288,176	$2,590,904	$2,236,355
Asia	3,473,950	1,531,561	—	357,871
Europe	—	—	501,584	—
South America	—	—	8,250	—
Non gaming:
Asia	3,702,712	—	—	—
Total Revenue	$8,250,779	$21,819,737	$3,100,738	$2,594,226

The Company’s revenues distributed by product are as follows:

Year Ended December 31, 2006				Year Ended December 31, 2005
Shufflers	Casino Chips	Deck Checkers	Non-gaming	Shufflers	Deck Checkers	SecureDrop

$1,186,294	$1,798,881	$1,485,174	$3,780,430	$1,868,551	$1,101,852	$130,335

For 2006, one customer represented 18.1% of total Company sales and another customer represented 13.5%, in the gaming sector and non-gaming sectors, respectively.

Note 6.                      Inventory

Inventory consisted of the following at December 31, 2006 and 2005.

	December 31, 2006	December 31, 2005

Raw materials	$633,185	$824,759
Work in progress	121,977	66,024
Finished goods	2,652,199	2,154,551
	$3,407,361	$3,045,334

Note 7.                      Property and equipment

Property and equipment, excluding equipment rented to customers, consists of the following at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Equipment and vehicles, furniture and fixtures	$5,470,612	$2,589,886
Leasehold improvements	496,101	500,093
	5,966,713	3,089,979
Less accumulated depreciation and amortization	2,472,897	2,504,548
	$3,493,817	$585,431

A substantial portion of the Company’s furniture and equipment are held under capital leases (Note 10).

Note 8.  Intangible assets

Estimated aggregate amortization of acquired patent rights and other amortizable intangible asset costs are $914,550 annually for the next five years.

Note  9.  Short-term line of credit

Our Australian subsidiary maintains a US$545,000 overdraft line of credit with a bank of which $7,000 is unused at December 31, 2006. The interest rate on this overdraft facility when drawn upon is 12.85%.

Note 10.  Convertible debt with warrants and  capital leases payable

As of December 31, 2006 and 2005, our long-term obligations consist of convertible notes and capital lease obligations as follows:

	December 31, 2006	December 31, 2005
10% notes, secured by trade receivables and inventory. The notes are convertible at $1.65 per share of common stock for 50% of the note principal amount		$11,654,500
8% senior secured promissory notes with face value of $13 million included detachable warrants to purchase 3.2 million shares at $2.50 per share, some of which are recallable based on early retirement of $6 million of the debt portion of the transaction. In September 2006, the amount of detachable warrants were reduced to 2.6 million shares at $2.00 per share, some of which are recallable based on early retirement of $6 million of the debt portion of the transaction. Interest at 8% is due semi-annually on July 1, and December 1, each year until repayment. Effective interest is 30.9%	$13,000,000
Short-term convertible notes classified as long-term (Note 13)	7,282,168
Note payable to an Australian bank at various interest rates collateralized by equipment.	1,310,853
	21,593,020	11,654,500
Capital lease obligations for furniture, tooling and equipment *	709,991	893,244
	22,303,011	12,547,744
Less current portion	(5,240,215)	(471,269)
Less debt discount	(2,837,911)	—
Long-term portion .	$13,955,613	$12,076,475

*                 In a prior year, the Company entered into certain sale-leaseback transactions primarily for assets rented to, or intended to be rented to, customers, under operating leases. Since the leases contained effective mandatory buyback provisions resulting in the Company retaining rights to use these assets in its business for their remaining useful lives, no gain or loss was recognized on the sale-leaseback transactions pursuant to paragraph 17 of Statement of Financial Accounting Standards (SFAS) No. 28, Accounting for Sales with Leasebacks. The amortization of the assets recorded as capital leases is included with depreciation. The effective annual interest rates implicit in the capital leases range from 25% to 28%. The leases expire between March 2007 and April 2009.

Scheduled maturities of the debt obligations as of December 31, 2006, are summarized as follows:

	Capital Leases	Other	Total
2007	$816,798	$2,476,093	$3,292,891
2008	197,820	1,696,113	1,893,933
2009.	85,440	1,696,112	1,781,552
2010	—	1,722,108	1,722,108
2011	—	1,722,107	1,722,107
Beyond 2011or converted to equity (Note 13)	—	12,957,084	12,957,084
Minimum future lease payments	1,100,058	22,269,618	23,369,676
Less interest component	(13,988)		(13,988)
	1,086,070	22,269,618	23,355,688
Current portion	(816,798)	(5,476,094)	(6,292,892)
Less debt discount		(2,837,911)	(2,837,911)
Long-term portion	$269,272	$13,686,341	$13,955,613

Note 11.               Stockholders’ equity

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

Information with respect to activity under the stock option plans is summarized below:

Following is a summary of the Company’s stock options:

Range of Exercise Price	Number of Options Outstanding		Weighted average exercisable price	Weighted average remaining contractual life of shares outstanding (years)	Number exercisable	Weighted average exercisable
$ 1.34 - $1.50	525,000	(1)	$1.43	6.7	108,400	$1.48
$ 1.51 - $1.75	249,952		1.67	2.5	113,552	1.69
$ 1.75 - $2.00	969,733		1.85	3.1	389,098	1.85
$ 2.00 - $13.00	1,859,727		2.62	4.9	354,727	2.92
	3,604,412

(1)1,050,000 options are exercisable at $1.34 in the event of a change of control.

Following is a summary of transactions involving stock options:

	Shares	Range of Exercise Prices	Average Price
Balance, January 1, 2005	2,188,426	$1.69-$15.00	$4.97
Granted	3,279,686	$1.34-$3.01	$1.89
Cancelled	1,444,640	$1.66-$15.00	$5.73
Exercised	70,000	$1.75-$2.50	$2.13
Balance, December 31, 2005	3,953,472	$1.34-$15.00	$3.55
Granted	1,605,000	$1.34-$3.03	$2.53
Cancelled	499,060	$1.69-$13.00	$7.83
Exercised	405,000	$1.75-$2.50	$2.00
Balance, December 31, 2006	4,654,412	$1.34-$13.00	$1.99

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

Note 12.               Income taxes

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

The reconciliation of the effective tax rate to the statutory rates is as follows:

	Tax	%	Tax	%
Income tax benefit at U.S. statutory rate	$4,684,467	34%	$5,972,858	34%
Australian tax benefit	6,097	0%
Effect of permanent differences	(22,029)	0%	(24,254)
Valuation allowance	(4,668,535)	34%	(5,948,604)	34%
Actual	$—		$—

Deferred tax assets (liabilities) are composed of the following:

	December 31,
	2006	2005
Net operating loss carryforwards, including $73,000 Australian	$28,303,000	$24,328,000
Accrued vacation	38,000	26,000
Deferred rent	1,000	12,000
Allowance for uncollectibles	91,000	99,000
Depreciation		(312,000)
Deferred tax liability	(1,765,383)	—
Less valuation allowance	(28,433,000)	(24,153,000)
	$(1,765,383)	$—

Note  13.            Commitments and contingencies

Leases.  The Company is obligated under non-cancelable leases for office and warehouse  facilities expiring in 2011 and 2009, respectively. The Company also leases office space in other locations including China, Australia and certain office equipment under non-cancelable operating leases with remaining terms in excess of one year.

Future minimum rental payment commitments, including scheduled escalation provisions as of December 31, 2006, under the leases are as follows:

2007	$825,600
2008	858,624
2009	581,468
2010	604,726
2011	628,915

Rent expense on all operating leases was $891,989 and $597,404 for 2006 and 2005, respectively.

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

Note 14. Subsequent events

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

Warrants	Exercise price
6,000,000	$2.65
4,000,000	$3.00
2,000,000	$3.50
1,000,000	$4.00
1,000,000	$4.50
1,000,000	$5.00
1,000,000	$5.50

In January, $7,282,168 in short-term, convertible notes payable were converted into 2,445,808 shares the Company’s common stock. Accordingly, pursuant to SFAS No, 6, Classification of Short-Term Obligations Expected to Be Refinanced, these notes were excluded from current liabilities and classified as long-term as of December 31, 2006.

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

CONTROLS AND PROCEDURES

a)                                      Evaluation of Disclosure Controls. In connection with the preparation of this Amendment No. 1, our management, with the participation of our chief executive officer and chief financial officer, conducted, as of October 2007, a re-evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.  Based on their current re-evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2006, for the reasons described below.

In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2006 included in our original annual report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 13, 2007 (“Original 2006 Form 10-KSB”), our independent registered public accounting firm, Piercy Bowler Taylor & Kern, identified a significant deficiency and two material weaknesses in our internal controls.  The significant deficiency concerned authorization of payment of vendor invoices.  The material weaknesses included: (i) our inability to properly control financial records and analyses, which was evident in connection with our acquisition of Dolphin, to assure the proper allocation of purchase price to the net assets acquired, and (ii) the collective experience of our personnel responsible for financial reporting.

Prior to the April 2007 filing of our Original 2006 Form 10-KSB, management initiated preliminary remediation steps to address the material weaknesses and the significant deficiency identified.  These remediation steps included planning for and documenting the implementation of formal disclosure checklist processes and procedures to ensure that there is proper authorization of payment on vendor invoices.  We also initiated a search for an addition to our accounting team with strong public accounting financial reporting experience.  During the second quarter of fiscal 2007, we strengthened our financial organization by hiring an additional member to our management team, with extensive experience in SEC reporting and GAAP, who will be responsible for providing added training and financial discipline to the financial reporting process.

In August 2007, we became aware of certain errors in the reporting of our financial statements for the year ended December 31, 2006, including errors in the recording of expenses relating to warrants issued with debt during the second quarter of 2006 and the classification of $4,300,000 of goodwill.  For further discussion regarding the errors, see Note 3 to the consolidated financial statements included in Item 7 of this Amendment No.  Prior to their discovery, we had already taken steps to remediate the deficiencies that underlay these reporting errors, including the hiring of the above-described member to our management team with extensive experience in SEC reporting and GAAP.  In addition, we subscribed to a comprehensive online accounting reference library and adopted use of its disclosure and other financial reporting checklists. We also added to our accounting staff, a certified public accountant formerly with a “Big Four” auditing firm and with significant experience in SEC reporting and GAAP.  We are continuing to assess and strengthen our financial organization by seeking additional qualified staff.  Additionally, we are training other appropriate personnel in the required approach and documentation standard for each key account analysis.

In October 2007, and in connection with the restatement of our financial statement for the fiscal year ended December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2006 as a result of the improper accounting for warrants and goodwill, as described above.

(b)                                 Changes in internal control over financial reporting.  No change in our internal control over financial reporting occurred during the fourth quarter of the fiscal 2006 that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM  8B.      OTHER INFORMATION

Not applicable.

PART III

ITEM  9.                              DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following information is furnished with respect to each of our executive officers and member of our board of directors. Each member of our board of directors serves a one year term until his successor is duly elected and appointed at our next annual meeting of stockholders. There are no family relationships between or among any of our directors

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

Walter B. Stowe, Jr, has served as our vice president of legal and compliance and general counsel since May 2006. From June 2002 to November 2005, Mr. Stowe most recently served as the vice president of legal and compliance for Aristocrat Technologies Inc. in Las Vegas. From August 2001 to June 2002, Mr. Stowe served as the director of compliance and associate corporate counsel for Konami Gaming, Inc., a slot machine manfacturer. Prior to that, Mr. Stowe  had 26 year career with the FBI. Mr Stowe received hs law degree from the Marshall-Wythe School of Law at William and Mary College in 1974 and he received his A.B. in history from William and Mary College in 1971.

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation (i)	Total (j)
Mark Newburg, CEO	2006	286,538	150,000		282,976			33,571	753,085
Arnaldo Galassi, CFO	2006	186,539	50,000		90,354			12,634	339,527
Peter Zee, VP Engineering	2006	193,269	60,000		90,354			16,725	360,348

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

In April 2006, Mr. Zee’s annual salary was increased to $200,000 and Mr. Zee was granted an additional option to purchase 100,000 shares of our common stock at an exercise price of $2.48 per share. In March 2007, Mr. Zee’s annual salary was increased to $230,000. Additionally, he received a $100,000 bonus and was granted an additional option to purchase 60,000 shares of our common stock at an exercise price of $2.40 per share.

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

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards								Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned option (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)		Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Vale of Unearned Shares Units or Other Rights That Have Not Vested ($) (j)
Mark Newburg	191,666	(1)	108,334	(1)	$1.49		1/31/15
	67,000	(2)			1.85		4/28/08
			67,000	(2)	1.85		4/28/09
			66,000	(2)	1.85		4/28/10
			750,000	(3)	1.34			(3)
			200,000	(4)	2.48		4/7/12
			200,000	(5)	2.40		3/7/13

Arnaldo Galassi	34,000	(6)			1.92		3/1/08
			33,000	(6)	1.92		3/1/09
			33,000	(6)	1.92		3/1/10
			150,000	(3)	1.34			(3)
			100,000	(4)	2.48		4/7/12
			50,000	(5)	2.40		3/7/13

Peter Zee	34,000	(6)			1.92		3/1/08
			33,000	(6)	1.92		3/1/09
			33,000	(6)	1.92		3/1/10
			150,000	(3)	1.34			(3)
			100,000	(4)	2.48		4/7/12
			60,000	(5)	2.40		3/7/13

(1) 300,000 options granted as consultant on 1/31/05. Options vest monthly over three years starting on 1/31/06.

(2) 200,000 options granted on 4/28/05. One third of options vest every year.

(3) Options vest and first become exercisable upon a change of control of the Company.

(4) Options granted on 4/7/06. One third of options vest every year.

(5) Options granted on 3/7/07. One third of options vest every year

(6)  Options granted as consultant on 3/1/05. Options vest annually over three years starting on 3/1/06

Director Compensation Table

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)(1)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
James Crabbe			8,000				8,000
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

Name of Director or Executive Officer	Shares(1)		Percentage
James E. Crabbe	7,115,073	(2)	21.89%
Paul A. Harvey	84,000	(3)	0.26%
Vincent L. DiVito	84,000	(3)	0.26%
Robert L. Miodunski	84,000	(3)	0.26%
Mark R. Newburg	3,250,460	(4)	10.0%
Arnaldo F. Galassi	100,000	(5)	0.31%
Peter Zee	100,000	(6)	0.31%
Walter B. Stowe, Jr.	33,333	(7)	0.10%
All directors and executive officers as a group (8 persons)	10,850,866	(8)	33.38%

Name and Address of 5% Holder
William W. Purton 99 Hotham Street East Melbourne, Victoria 3002 Australia	3,114,286	(9)	9.58%
LC Capital Master Fund LP c/o Lampe Conway & Co., LLC 680 5th Avenue, Suite 1201 New York, NY 10019	2,844,848	(10)	8.75%
Leonid Frenkel c/o Triage Capital LF Group, LLC 401 City Ave, Suite 800 Bala Cynwyd, PA 19004	2,824,794	(11)	8.69%
Bricoleur Capital Managemenrt LLC 12230 El Camino Real #100 San Diego, CA 92130	5,194,325	(12)	15.98%

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

(12)         Includes 104,432 shares held by Bric 6 LP; 553,204 shares held by Bricoleur Enhanced LP; 742,468 shares held by Bricoleur Offshore Ltd.; 1,194,221 shares held by Bricoleur Partners LP; shares beneficially owned by Bricoleur Enhanced LP issuable upon the exercise of 1,200,000 common stock purchase warrants; and shares beneficially owned by Bricoleur Offshore Ltd issuable upon the exercise of 1,400,000 common stock purchase warrants..

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

ITEM 13. EXHIBITS

The exhibits to this Annual Report on Form 10-KSB are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB.Exhibit

Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation dated June 7, 2003 (Incorporated by reference from the Registrant’s Form 8-K, filed on June 18, 2003).
3.2	Amended and Restated Bylaws of the registrant dated November 13, 2002, incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 8, 2003.
3.3	Certificate of Amendment to Articles of Incorporation dated August 23, 2005, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on April 13, 2007
3.4	Certificate of Amendment to Articles of Incorporation dated January 9, 2007, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on April 13, 2007
10.1

Shareholder Agreement dated December 14, 1998, by and between VendingData Corporation and Richard Huson, Bob Smith and Ron Keil, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 26, 1999.

10.2	Form of Warrant Associated with 9.5% Convertible Note Due 2004, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on May 17, 1999.
10.3	Lease Agreement dated August 19, 1999, by and between the registrant and The Howard Hughes Corporation (Affiliate of General Growth Properties, Inc.) for 1120 Town Center Dr. Suite 260.
10.4	Form of Indemnification Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.5	Amended and Restated 1999 Stock Option Plan, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.*
10.6	Philadelphia Brokerage Corporation Warrant to Purchase 25,000 Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.7	Triage Capital Management LP Warrant to Purchase 50,000 Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.8	Mellon HBV SBV, LLC Warrant to Purchase Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.9	Amended and Restated 1999 Directors’ Stock Option Plan, incorporated by reference from the registrant’s registration statement on Form S-8 filed on September 10, 2003.*
10.10	Philadelphia Brokerage Corporation warrant to Purchase 75,000 Shares of Common Stock, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.
10.11	Distribution Agreement by and between the registrant and TCS Aces Pty Limited, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.
10.12	Distribution Agreement by and between the registrant and Technical Casino Supplies Ltd, incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 15, 2005.
10.13

License and Manufacturing Agreement dated February 27, 2006, between VendingData Corporation and Dolphin Products Pty Limited (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-KSB filed on March 31, 2006).

10.14

Patent Purchase Agreement dated October 1, 2005 among VendingData Corporation, William Westmore Purton, Dolphin Products Pty Ltd. and Dolphin Advanced Technologies Pty Ltd. (incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-KSB filed on March 31, 2006).

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
10.19

Senior Secured Note Purchase Agreement dated May 2, 2006 among VendingData Corporation and the Bricoleur Funds (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 2, 2006)

10.20

Securities Put Agreement dated dated May 2, 2006 among VendingData Corporation and the Bricoleur Funds (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated May 2, 2006)

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

10.29	Securities Purchase Agreement dated March 27, 2007, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 30, 2007
10.30	Registration Rights Agreement dated March 28, 2007, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 30, 2007
10.31	Warrant dated March 28, 2007, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 30, 2007
14.1	Code of Ethics, incorporated by reference from the registrant’s annual report on 10-KSB filed March 30, 2004.
23.1	Consent of Piercy Bowler Taylor and Kern
23.2	Consent of Horwath BDO Kendalls Audit & Assurance (Vic) (Formerly Horwath Melbourne)
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Management contract or compensatory plan or arrangement

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Piercy Bowler Taylor & Kern, Certified Public Accountants, Las Vegas, Nevada  (PBTK), served as our principal independent registered public accounting firm for fiscal years ended December 31, 2006 and 2005.

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

Audit fees generally included fees related to the audit of our annual financial statements included in our Forms 10-KSB, the review of our interim financial statements included in our Forms 10-QSB and the consents and assistance in connection with other filings and public offering documents filed with the Securities and Exchange Commission.

Audit-related fees include fees for services that are reasonably related to the performance of the audit or review of our financial statements, such as accounting consultations concerning financial accounting and reporting standards.

Tax fees generally included fees for professional services rendered with respect to tax compliance, tax advice and tax planning, such as the preparation of tax returns, claims for refunds, payment planning and tax law interpretation.

All other fees generally included fees related to miscellaneous, non-recurring engagements. In 2006, these fees related to the acquisition of Dolphin as well as other matters.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to annual report on Form 10-KSB/A to be signed on our behalf by the undersigned, thereunto duly authorized.

ELIXIR GAMING TECHNOLOGIES, INC.

Date: November 12, 2007	By:	/s/Gordon Yuen
Gordon Yuen,, Chief Executive Officer, Principal Executive Officer

Exhibit Index

Number	Exhibit Description
3.5	Amended and Restated Articles of Incorporation dated June 7, 2003 (Incorporated by reference from the Registrant’s Form 8-K, filed on June 18, 2003).
3.6	Amended and Restated Bylaws of the registrant dated November 13, 2002, incorporated by reference from the registrant’s Current Report on Form 8-K filed on January 8, 2003.
3.7	Certificate of Amendment to Articles of Incorporation dated August 23, 2005, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on April 13, 2007
3.8	Certificate of Amendment to Articles of Incorporation dated January 9, 2007, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on April 13, 2007
10.28

Shareholder Agreement dated December 14, 1998, by and between VendingData Corporation and Richard Huson, Bob Smith and Ron Keil, incorporated by reference from the registrant’s Annual Report on Form 10-KSB filed on March 26, 1999.

10.29	Form of Warrant Associated with 9.5% Convertible Note Due 2004, incorporated by reference from the registrant’s Quarterly Report on Form 10-QSB filed on May 17, 1999.
10.30	Lease Agreement dated August 19, 1999, by and between the registrant and The Howard Hughes Corporation (Affiliate of General Growth Properties, Inc.) for 1120 Town Center Dr. Suite 260.
10.31	Form of Indemnification Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.32	Amended and Restated 1999 Stock Option Plan, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.*
10.33	Philadelphia Brokerage Corporation Warrant to Purchase 25,000 Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.34	Triage Capital Management LP Warrant to Purchase 50,000 Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.35	Mellon HBV SBV, LLC Warrant to Purchase Shares of Common Stock, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.
10.36	Amended and Restated 1999 Directors’ Stock Option Plan, incorporated by reference from the registrant’s registration statement on Form S-8 filed on September 10, 2003.*
10.37	Philadelphia Brokerage Corporation warrant to Purchase 75,000 Shares of Common Stock, incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.
10.38	Distribution Agreement by and between the registrant and TCS Aces Pty Limited, incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.
10.39	Distribution Agreement by and between the registrant and Technical Casino Supplies Ltd, incorporated by reference from the registrant’s Current Report on Form 8-K filed on February 15, 2005.
10.40

License and Manufacturing Agreement dated February 27, 2006, between VendingData Corporation and Dolphin Products Pty Limited (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-KSB filed on March 31, 2006).

10.41

Patent Purchase Agreement dated October 1, 2005 among VendingData Corporation, William Westmore Purton, Dolphin Products Pty Ltd. and Dolphin Advanced Technologies Pty Ltd. (incorporated by reference to Exhibit 10.27 to the registrant’s Annual Report on Form 10-KSB filed on March 31, 2006).

10.42	Form of Warrant (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005).
10.43

Employment Agreement dated September 29, 2005 between VendingData Corporation and Mark Newburg (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005).*

10.44

Employment Agreement dated September 29, 2005 between VendingData Corporation and Arnaldo Galassi (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005).*

Number	Exhibit Description
10.45	Employment Agreement dated October 3, 2005 between VendingData Corporation and Peter Zee.*
10.46

Senior Secured Note Purchase Agreement dated May 2, 2006 among VendingData Corporation and the Bricoleur Funds (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 2, 2006)

10.47

Securities Put Agreement dated dated May 2, 2006 among VendingData Corporation and the Bricoleur Funds (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated May 2, 2006)

10.48	Security Agreement dated May 2, 2006 among VendingData Corporation and the Bricoleur Funds (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 2, 2006)
10.49

Registration Rights Agreement dated May 2, 2006 among VendingData Corporation and the Bricoleur Funds (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 2, 2006)

10.50

Share Sale Agreement dated July 5, 2006 among VendingData Corporation and William Westmore Purton, and Synwood Pty Ltd (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2006)

10.51

Registration Rights Agreement dated July 11, 2006 among VendingData Corporation and William Westmore Purton, and Synwood Pty Ltd. (incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2006)

10.52

Alliance Agreement dated October 11, 2006 between VendingData Corporation and Elixir Group Limited (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2006)

10.53

Amended and Restated Sales Representative Agreement dated October 11, 2006 between VendingData Corporation and Elixir Group Limited (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2006)

10.54

Securities Purchase Agreement dated October 11, 2006 between VendingData Corporation and Elixir Group Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2006)

10.29	Securities Purchase Agreement dated March 27, 2007, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 30, 2007
10.30	Registration Rights Agreement dated March 28, 2007, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 30, 2007
10.31	Warrant dated March 28, 2007, incorporated by reference from the registrant’s Current Report on Form 8-K filed on March 30, 2007
14.1	Code of Ethics, incorporated by reference from the registrant’s annual report on 10-KSB filed March 30, 2004.
23.1	Consent of Piercy Bowler Taylor and Kern
23.2	Consent of Horwath BDO Kendalls Audit & Assurance (Vic) (Formerly Horwath Melbourne)
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.