Form 10QSB/A
period 2007-03-31
Elixir Gaming Technologies, Inc.
filed 2007-11-14
CIK 1004673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number: 001-32161

Elixir Gaming Technologies, Inc.

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

Transitional Small business disclosure Format (check one):     YES  ☐   NO  ☒

ELIXIR GAMING TECHNOLOGIES, INC.

(FORMERLY VENDINGDATA CORPORATION) AND SUBSIDIARIES FORM 10-QSB

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (“Amendment No. 1”) is being filed to effect a restatement of the previously issued consolidated financial statements of Elixir Gaming Technologies, Inc. (formerly known as VendingData Corporation) (either the “Company,” “we” or “our”), as of and for the three months ended March 31, 2007. The purpose for and effects of the restatements are described in Note 10 to the condensed consolidated financial statements contained herein.

This Amendment No. 1 amends and restates Part I, Items 1, 2 and 3 of our Quarterly Report on Form 10-QSB for the three months ended March 31, 2007 in the form filed on May 15, 2007 (“Original Form 10-QSB”) to reflect the effects of the restatements described in Note 10 to the consolidated financial statements contained herein. The remaining information contained within this Amendment No. 1 consists of all other information contained in the Original Form 10-QSB. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-QSB or modify or update those disclosures in any way other than as required to reflect the effects of the restatements.

In addition, in accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 also includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1 and 32.2.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

ELIXIR GAMING TECHNOLOGIES, INC (FORMERLY VENDINGDATA CORPORATION) AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006 (1)
	(As restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,644,051	$333,888
Current portion of accounts receivable, trade, net of allowance for uncollectibles of $258,000 and $267,154	1,992,369	1,856,898
Due from affiliate	180,903	138,181
Other receivables	2,355	—
Inventories	3,526,021	3,407,361
Prepaid expenses and other current assets	81,893	46,494
	10,427,592	5,782,822

Equipment rented to customers, net of accumulated depreciation of $58,803 and $67,673	50,654	94,777
Property and equipment, net of accumulated depreciation of $2,673,302 and $2,472,897	3,527,476	3,493,817
Intangible assets, net of accumulated amortization of $1,034,420 and $819,753	8,721,894	8,936,561
Goodwill	11,195,737	11,195,737
Accounts receivable, trade, net of current portion, less unamortized discount	246,830	358,841
Deferred expenses	444,669	450,404
Prepaid commission	6,010,148	—
Other assets	309,399	305,282
Total assets	$40,934,399	$30,618,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenues, current portion	$668	$43,599
Short-term debt	534,614	3,676,600
Capital leases payable, current portion	443,995	440,719
Current portion of notes payable	1,300,000	299,494
Accounts payable	2,153,644	2,354,163
Accrued expenses	3,808,923	3,657,792
Customer deposits	174,925	14,257
	8,416,769	10,486,624

Deferred revenues, net of current portion	72,882	43,199
Leases payable, net of current portion	166,972	269,272
Deferred tax liability	1,765,383	1,765,383
Notes payable, net of current portion, net of debt discount of $2,532,463 and $2,837,911	10,217,472	13,955,613
	20,639,478	26,520,091
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 70,000,000 shares authorized, 34,296,007 shares and 30,015,099 shares issued	34,297	30,016
Treasury stock 448,053 common shares at cost	(846,820)	(846,820)
Additional paid-in capital	122,398,711	106,221,270
Deferred compensation expense	(4,934,323)	(8,348,483)
Accumulated other comprehensive loss	(3,153)	—
Deficit	(96,353,791)	(92,957,833)
Total stockholders’ equity	20,294,921	4,098,150
Total liabilities and stockholders’ equity	$40,934,399	$30,618,241

(1)          The Company previously restated its consolidated financial statements as of and for the year ended December 31, 2006 by way of an Amendment No. 1 to Annual Report on Form 10-KSB/A for that year filed with the SEC on November 13, 2007.

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC (FORMERLY VENDINGDATA CORPORATION) AND SUBSIDIARIES

Consolidated Statements of Operations and Deficit

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(As restated)
Revenues:
Sales	$1,738,677	$577,207
Rental	64,563	111,064
Non-gaming revenue	1,430,877	—
Other	166,656	24,229
	3,400,773	712,500
Operating expenses:
Cost of sales - gaming	1,487,063	714,802
Cost of sales - non-gaming	1,594,197	—
Selling, general and administrative	3,324,653	2,178,951
Research and development	262,758	222,138
	6,668,671	3,115,891
Operating loss	(3,267,898)	(2,403,391)

Other income (expense):
Interest expense	(628,063)	(351,507)
Other income	500,000	—

Net loss	$(3,395,961)	$(2,754,898)

Basic and dilutive net loss per share	$(0.10)	$(0.16)

Weighted average shares outstanding	32,359,950	17,689,358

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC (FORMERLY VENDINGDATA CORPORATION) AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(As restated)
Cash flows from operating activities:
Net loss	$(3,395,961)	$(2,754,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	144,228	119,517
Amortization of intangible assets	214,666	—
Amortization of deferred interest	14,251	16,561
Amortization of debt discount	296,935	39,258
Stock-based compensation expense	375,459	510,236
Loss on disposition of assets	—	(32,805)
Write down of inventory	—	23,153
Increase in operating (assets) liabilities:
Trade accounts receivable	(68,536)	255,975
Inventory	(79,751)	135,469
Prepaid expenses and other current	97,336	365,776
Accounts payable	(231,627)	(440,074)
Accrued expenses, deferred revenues and other current liabilities	298,551	210,666
Net cash used in operating activities	(2,334,449)	(1,551,166)

Cash flows from investing activities:
Acquisition of intangibles	—	(238,465)
Disposition of property, plant and equipment	—	90,292
Acquisition of property, plant and equipment	(93,259)	—
Net cash used in investing activities	(93,259)	(148,173)

Cash flows from financing activities:
Repayment of leases payable	(99,024)	(259,057)
Repayment of notes payable	(297,490)	—
Proceeds from sale of stock	4,484,385	233,862
Proceeds from subscriptions receivable	2,650,000	—
Proceeds from convertible debt	—	1,000,000
Net cash provided by financing activities	6,737,871	974,805
Increase (decrease) in cash and cash equivalents	4,310,163	(724,534)
Cash and cash equivalents at beginning of period	333,888	935,243
Cash and cash equivalents at end of period	$4,644,051	$210,709

Supplemental cash flow information:
Non-cash investing and financing activities:
Warrants issued under securities purchase agreement	$6,147,000
Loans converted into common stock, including $4,377,927 to a related party	$5,877,927

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC (FORMERLY VENDINGDATA CORPORATION) AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      Basis of presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles pursuant to the rules and regulations incorporated in Regulation S-B of the Securities and Exchange Commission (SEC) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of Elixir Gaming Technologies, Inc. (formerly VendingData Corporation), a Nevada corporation and its subsidiaries (the “Company”), for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Amendment No. 1 to Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006, filed with the SEC on November 13, 2007.

Reclassification

The Company has determined that approximately $2.5 million of previously recorded cash outflows from investing activities and inflows from financing activities should have been recorded as a non-cash transaction. The transaction consisted of the purchase of patents in exchange for the Company’s securities.

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

The table below presents information as to the Company’s revenues and operating loss by segment:

	Three Months Ended March 31,
	2007	2006
Revenues
Gaming operations	$1,969,896	$712,500
Non-gaming operations	1,430,877	—
Total Revenue	$3,400,773	$712,500

Operating income (loss)
Gaming operations	$482,833	$(2,302)
Non-gaming operations	(163,320)	—
Corporate/other	(3,587,411)	(2,401,089)
Total operating loss	$(3,267,898)	$(2,403,391)

The segments identified for geographic region-based enterprise-wide data are as follows:

	Three Months Ended March 31,
	2007	2006
Asia	$1,685,605	$440,000
United States	221,992	272,500
Australia	1,430,877	—
Europe	40,696	—
Other	21,603	—
	$3,400,773	$712,500

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

4.                                    Stock options

Current period stock option activity for the periods ended March 31, 2007 and 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term
		(per share)	(years)
Balance outstanding as of December 31, 2005	3,953,472	$3.55	4.61
Granted	55,000
Exercised	(77,600)
Forfeited or expired	(55,000)
Balance outstanding as of March 31, 2006 (1)	3,875,872	$2.06	4.55

Balance outstanding as of December 31, 2006	4,654,412	$2.17	4.52
Granted	522,500
Exercised	(50,100)
Forfeited or expired	(960)
Balance outstanding as of March 31, 2007 (1)	5,125,852	$2.20	4.57

Exercisable as of March 31, 2007	1,195,716	$2.09	3.42

(1) Includes 1,050,000,share that are issued and vested only through a change in control provision.

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

See also Note 9.

6.                                      Acquisition

During the past year, the Company completed the acquisition of Dolphin. A portion of the consideration included convertible debt issued to a former principal of the business. The note was converted to shares in January 2007. Pursuant to a price resale guarantee associated with the acquisition, the Company remains obligated if the holder sells such shares at market for lesser of the guaranteed price of $3.50 per share. As of March 31, 2007, there were 2,614,286 shares remaining still subject to this guarantee.

The condensed pro forma, consolidated statement of operations for the three months ended March 31, 2006, as if the Dolphin acquisition had taken place as of January 1, 2006 is as follows:

Net Revenue	$2,213,687
Operating expenses	4,253,078
Loss from operations	(2,039,391)
Other expenses	366,289
Net loss	$(2,405,680)
Basic and dilutive loss per share	$(0.14)
Weighted average number of share	17,689,358

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

10.                               Restatements

The Company is restating its previously issued consolidated financial statements as of March 31, 2007, and for the quarter then ended, to correct errors which resulted from its failure to record expenses of certain warrants issued in connection with debt financings completed during the years ended December 31, 2003 and 2006, and the resulting effect on the quarter ended March 31, 2007. In addition, the Company corrected and reversed a contigent liability of $1.4 million as it did not meet the criteria under SFAS 141 Business Combinations. The Company previously restated its fiscal year 2006 consolidated financial statements pursuant to Amendment No. 1 to annual report on Form 10-KSB/A for the year ended December 31, 2006 filed with the SEC on November 13, 2007 (“2006 Amended Form 10-KSB”).

During 2006, the Company issued 2,600,000 warrants with an estimated fair value of $3,380,000 in conjunction with a $13 million financing. In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2006 made part of the Company’s annual report on Form 10-KSB for year ended December 31, 2006 filed with the SEC on April 13, 2007, the Company failed to record the estimated fair value of these warrants as a “debt discount” and therefore failed to appropriately amortize the cost of these warrants subsequently over the life of the debt. In connection with the preparation of the Company’s financial statements made part of the Company’s quarterly report on Form 10-QSB as of and for the three months ended March 31, 2007 filed with the

SEC on May 15, 2007, the Company made certain reclassifications to its December 31, 2006 balance sheet to record the warrants and a catch-up amortization entry was recorded as of March 31, 2007 to bring the total net deferred debt issuance cost current. In addition, in October 2003, the Company issued 900,000 warrants with an estimated fair value of $700,000 in conjunction with a $7,500,00 financing. At that time, the Company failed to record the estimated fair value of those warrants and amortize their cost over the life of the debt.

In its restated financial statements included in the 2006 Amended Form 10-KSB, the Company corrected the above-described errors. Also, in connection with the restatements included in the 2006 Amended Form 10-KSB, the Company determined that a $4,300,000 portion of goodwill associated with an acquisition conducted in 2006 should have been allocated to certain identifiable intangibles. The 2006 Amended Form 10-KSB reclassified the $4,300,000 of goodwill as an intangible asset. Also, the Company recorded a tax liability in the amount of $1.8 million for the differences between the assigned values and the tax basis of recognized assets in a business combination and corrected the contingent liability by $301,000.

In addition, the Company reversed a contingent liability in the amount of $1.4 million as it did not meet the criteria under SFAS 141 Business Combinations. The entry was originally recorded against additional paid in capital.

The financial statements and other financial information in this Amendment No. 1 have been restated to give effect in the first quarter of 2007 to the restatement of the fiscal year 2006 financial statements included in the 2006 Amended Form 10-KSB, described above. As summary of the effects of these restatements are shown in the following table:

For the three month period ended March 31,	2007	2006
Net loss, as originally reported	$(4,135,547)	$(2,754,897)
Amortization of debt discount	(264,621)	—
Reversal of catch-up amortization	515,999	—
Reversal of previously expensed warrants	570,900	—
Amortization of intangibles	(82,692)	—
Net loss, as restated	$(3,395,961)	$(2,754,897)

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

	Three months ended March 31, 2007	Three months ended March 31, 2006	Percentage change

Shuffler Sales
Revenue	65,651	259,609	(75)%
Gross Margin %	73%	33%	41%

Shuffler Rentals
Revenue	43,788	72,134	(39)%
Gross Margin %	88%	86%	2%

DeckChecker Sales
Revenue	115,911	606,003	(81)%
Gross Margin %	75%	78%	(3)%

DeckChecker Rentals
Revenue	20,775	38,930	(47)%
Gross Margin %	96%	88%	8%
Casino Chips
Revenue	1,579,577	—	—
Gross Margin %	27%
Non-gaming products
Revenue	1,430,877	—	—
Gross Margin %	(11)%

Other
Revenue	144,194	(264,176)	154%
Gross Margin	(144,638)	(656,926)	76%

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

General and Administrative Expense

For the three months ended March 31, 2007, our general and administrative expenses increased 53% over the corresponding period of the prior year. This increase is primarily related to the following:

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

Interest Expense

For the three months ended March 31, 2007, we incurred interest expenses of $628,000, a $277,000, an increase or 79% from the corresponding period of the prior year. The increase is primarily attributable to an increase in financing fees of approximately $431,000 related to the amortization of debt issuance costs of debt acquired in the prior year. This cost relates to the expensing of warrants issued in connection with the debt financing and is a non-cash expense. Please see note 1 in the Notes to the Consolidated Financial Statements. The remaining increase in interest expense was primarily attributable to the debt service related to our 8% senior secured note arrangement, Dolphin’s short term overdraft facilities and, for the first three months of 2006, the 9% senior secured notes, the 10% senior secured covertible notes and the $5 million 9% line of credit. In April 2007, we repaid principal in the amount of $2.15 million of outstanding debt with the proceeds from the stock sale described in Note 5, which will reduce our interest expense going forward.

Dolphin was acquired through a combination of cash and stock and did not utilize a debt component.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital has increased to $1,141,581 at March 31, 2007 compared to $(4,703,802) at December 31, 2006. The working capital improvement is attributable to the following:

•                  In January 2007, we completed sale of intellectual property related to the discontinued SecureDrop product line. The proceeds of the transaction totaled $500,000.

•                  In January 2007, Elixir purchased, for the aggregate price of $2.65 million, 1,000,000 shares of our common stock and warrants to purchase 16,000,000 shares of our common stock at exercise prices ranging from $2.65 to $5.50 per share for a period of 36 months beginning on December 31, 2007.

•                  On March 28, 2007, we completed a sale of 1,625,000 shares of common stock at $2.65 per share for total proceeds of $4,306,250.

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

We have historically incurred losses from operations. During the fiscal year ended December 31, 2006 and the three months ended March 31, 2007, we incurred negative cash flow from operations of ($7,709,812) and ($2,334,449), respectively. We expect to continue to experience negative cash flow from operations until such time as we are able to substantially increase revenues and control expenses at levels that will allow us to operate on a cash flow positive basis. Our Company’s ability to maintain adequate liquidity in the medium-to-long term will be impacted by any continuing losses from operations and management’s plans to address and overcome prior operating losses. Management has developed and refined its 2007 operating plan to increase its sales through the rollout of new shuffler products, sale of its high frequency RFID casino chip product to new casino openings in Macau, and improving its sales efforts domestically and internationally through newly announced distributorship arrangement with Elixir in Asia and TCSJohnHuxley in Europe. Management continues in its efforts to reduce operating costs through the transfer of manufacturing operations to China. Management has focused on financial condition and liquidity improvements through its capital raising efforts in 2006 and earlier, resulting in improved cash and working capital position. While management continues in its endeavors to attain a profitable level of operations, there can be no assurance that we will be able to substantially increase revenues and control expenses at levels that will allow us to operate on a cash flow positive basis.

Pursuant to a price resale guarantee associated with the acquisition, the Company remains obligated for up to $1,404,241 until July 12, 2008, if the holder sells such shares at market for lesser of the guaranteed price of $3.50 per share or 90% of the average closing price for a period of ten consecutive trading days immediately prior to such sale, which obligation has been recorded as part of the purchase price.

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

RISK FACTORS

We may require additional funding in the future to continue to operate our business. Our working capital has increased to $2,010,823 at March 31, 2007 compared to $(4,703,802) at December 31, 2006. In addition, we have entered into an agreement in May 2007 to sell 600,000 common shares to four investors for the aggregate purchase price of $1.65 million.

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

We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005, we have incurred net losses of $3,395,961, $14,605,762 and $23,401,529, respectively, and our operations have used $2,334,449, $7,709,812 and $10,085,798 of cash, respectively. As of March 31, 2007, December 31, 2006 and December 31, 2005, we had accumulated deficits of $96,353,791, $92,957,833 and $78,352,071, respectively. Based on our presently known commitments and plans, we believe that we have sufficient funding through the end of 2007. If we are unable to generate additional funds from operational cash flow, we will be required to locate additional sources of capital from private or public placements of debt or equity, or from institutional or other lending sources. If our revenues do not increase very substantially, or if our spending levels exceed our expectations, we will not become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.

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

ITEM 3.                             CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls. In connection with the preparation of this Amendment No. 1, our management, with the participation of our chief executive officer and chief financial officer, conducted, as of October 2007, an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their current evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2007, for the reasons described below.

In connection with the completion of its audit of, and the issuance of its report on, our fiscal year 2006 consolidated financial statements included in our original annual report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 13, 2007 (“Original 2006 Form 10-KSB”), our independent registered public accounting firm, Piercy Bowler Taylor & Kern, identified a significant deficiency and two material weaknesses in our internal controls. The significant deficiency concerned authorization of payment of vendor invoices. The material weaknesses included: (i) our inability to properly control financial records and analyses, which was evident in connection with our acquisition of Dolphin, to assure the proper allocation of purchase price to the net assets acquired, and (ii) the collective experience of our personnel responsible for financial reporting.

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

In August 2007, we became aware of certain errors in reporting of our financial statements for the quarter ended March 31, 2007. For further discussion regarding the errors, see Note 10 to the condensed consolidated financial statements included in this Amendment No. 1. Prior to their discovery, we had already taken steps to remediate the deficiencies that underlay these reporting errors, including the hiring of the above-described member to our management team, with extensive experience in SEC reporting and GAAP. We also added to our accounting staff, a certified public accountant formerly with a “Big Four” auditing firm and with significant experience in SEC reporting and GAAP. We are continuing to assess and strengthen our financial organization by seeking additional qualified staff. Additionally, we are training other appropriate personnel in the required approach and documentation standard for each key account analysis.

In October 2007, and in connection with the restatement of our financial statements for the quarter ended March 31, 2007, a re-evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that re-evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were not effective as of March 31, 2007 as a result of the improper accounting for warrants and financing fees and the improper amortization of certain costs, as described above.

(b)                               Changes in Internal Control. During the quarter ended March 31 2007, we implemented the changes to our internal controls described above. No other change in our internal control over financial reporting occurred during the quarter ended March 31 2007, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS.

(a)                                  Exhibits.

10.1	Securities Purchase Agreement (1)

10.2	Registration Rights Agreement (1)

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)  Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the three months ended March 31, 2007 filed with the SEC on May 15, 2007.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELIXIR GAMING TECHNOLOGIES, INC. (FORMERLY KNOWN AS VENDINGDATA CORPORATION)
(Registrant)

Date:	November 12, 2007	By:	/s/ Gordon Yuen
Gordon Yuen
		Its:	President, Chief Executive Officer and Treasurer (Principal Executive Officer)

Date:	November 12, 2007	By:	/s/ David R. Reberger
David R. Reberger
		Its:	Chief Financial Officer and Secretary (Principal Financial Officer)