Form 10QSB/A
period 2007-06-30
Elixir Gaming Technologies, Inc.
filed 2007-11-14
CIK 1004673

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

ELIXIR GAMING TECHNOLOGIES, INC.

FORM 10-QSB

i

EXPLANATORY NOTE

                Elixir Gaming Technologies, Inc., formerly known as VendingData Corporation (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, to reflect the restatement of its consolidated financial statements for the three months and six months ended June 30, 2007 and 2006. The balance sheet information presented as of December 31, 2006, was previously restated in an Amendment No. 1 to Annual Report on Form 10-KSB/A filed on November 13, 2007, along with summarized restated financial information for the quarterly periods contained in the year then ended. The restated consolidated financial statements for the three and six months ended June 30, 2006, presented in this amendment agree with such summarized information previously presented in Amendment No. 1 to Annual Report on Form 10-KSB/A The purpose for and effects of these restatements are described in Note 12 to the consolidated financial statements contained herein.

                The information in this Amendment No. 1 to Form 10-QSB has not been updated from the original filing of the Form 10-QSB other than as required to reflect the effects of the restatements described in the preceding paragraph. This amendment also includes conforming changes to Part I Items 1, 2 and 3 but does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

ii

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

ELIXIR GAMING TECHNOLOGIES, INC. (FORMERLY VENDINGDATA CORPORATION)
AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006 (1)
	(As restated) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,791,076	$333,888
Current portion of accounts receivable, net of allowance for uncollectibles of $118,016 and $267,154	2,992,435	1,856,898
Other receivables	—	138,181
Inventories	2,820,390	3,407,361
Prepaid expenses and other current assets	79,629	46,494
	7,683,530	5,782,822
Equipment rented to customers, net of accumulated depreciation of $64,181 and $67,673	45,276	94,777
Property and equipment, net of accumulated depreciation of $2,871,926 and $2,472,897	3,786,940	3,493,817
Intangible assets, net of accumulated amortization of $1,258,518 and $819,753	8,497,795	8,936,561
Goodwill	11,195,737	11,195,737
Accounts receivable, net of current portion, less unamortized discount	188,950	358,841
Deferred expenses	439,311	450,404
Prepaid commission	6,010,148	—
Other assets	328,065	305,282
Total assets	$38,175,752	$30,618,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenues, current portion	$43,702	$43,599
Short-term debt	784,249	3,676,600
Capital leases payable, current portion	382,508	440,719
Current portion of notes payable	1,500,000	299,494
Accounts payable	3,124,793	2,354,163
Accrued expenses	1,117,298	3,657,792
Customer deposits	195,242	14,257
	7,147,792	10,486,624

Deferred revenues, net of current portion	17,110	43,199
Capital leases payable, net of current portion	165,263	269,272
Deferred tax liability	1,765,383	1,765,383
Notes payable, net of current portion, net of debt discount of $2,243,546 and $2,837,911	7,813,940	13,955,613
Total liabilities	16,909,488	26,520,091

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 70,000,000 shares authorized, 36,208,534 shares and 30,015,099 shares issued	36,209	30,016
Treasury stock 448,053 common shares at cost	—	(846,820)
Additional paid-in capital	125,724,198	106,221,270
Deferred compensation	(3,266,219)	(8,348,483)
Accumulated other comprehensive loss	(36,269)	—
Deficit	(101,191,655)	(92,557,833)
Total stockholders’ equity	21,266,264	4,098,150
Total liabilities and stockholders’ equity	$38,175,752	$30,618,241

(1) The company previously restated its consolidated financial statements as of and for the year ended December 31, 2006 by way of an Amendment No. 1 to Annual Report on form 10-KSB/A for that year filed with the SEC on November 13, 2007.

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. (FORMERLY VENDINGDATA CORPORATION)
AND SUBSIDIARIES

Consolidated Statements of Operations and Deficit

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(As restated)	(As restated)	(As restated)	(As restated)
Revenues:
Gaming product sales	$1,439,016	$1,503,659	$3,177,693	$2,080,866
Gaming product rentals	52,580	80,185	117,143	191,249
Non-gaming product sales	1,729,848	—	3,160,725	—
Other	280,645	102,971	447,301	127,201
	3,502,089	1,686,815	6,902,862	2,399,316
Operating costs and expenses:
Cost of sales — gaming products	1,456,253	1,220,227	2,943,317	1,935,030
Cost of sales — non-gaming products	1,550,655	—	3,144,851	—
Selling, general and administrative	4,787,047	1,796,531	8,111,700	3,975,482
Research and development	147,876	590,098	410,634	812,237
	7,941,331	3,606,856	14,610,502	6,722,749
Loss from operations	(4,439,742)	(1,920,041)	(7,707,640)	(4,323,433)

Other income (expense):
Interest expense	(389,437)	(681,551)	(1,017,500)	(1,033,058)
Other income	—	—	500,000	—
	(389,437)	(681,551)	(517,500)	(1,033,058)

Net loss	$(4,829,179)	$(2,601,592)	$(8,225,140)	$(5,356,491)

Basic loss per share	$(0.14)	$(0.12)	$(0.24)	$(0.27)

Weighted average shares outstanding	35,008,041	22,051,398	33,691,311	19,788,084

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC (FORMERLY VENDINGDATA CORPORATION)
AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(As restated)	(As restated)
Cash flows from operating activities:
Net loss	$(8,225,140)	$(5,356,491)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization of property and equipment	263,942	124,326
Amortization of intangible assets	438,766	102,141
Amortization of debt discount	409,395	262,105
Stock-based compensation expense	1,765,587	648,352
Loss on disposition of assets	33,075	12,071
Write down of inventory	394,991	—
Increase in operating (assets) liabilities:
Accounts receivable	(964,378)	(211,425)
Inventory	272,560	(89,601)
Prepaid expenses and other current	(33,135)	75,074
Deposits with vendors and other long term assets	114,069	(330,797)
Accounts payable	750,905	(114,920)
Accrued expenses, deferred revenues and other current liabilities	(1,449,313)	(374,824)
Net cash used in operating activities	(6,228,676)	(5,253,989)

Cash flows from investing activities:
Acquisition of intangibles	—	(716,500)
Deposit for business combination	—	(750,000)
Acquisition of property, plant and equipment	(358,434)	—
Sale of property, plant and equipment	80,900	77,529
Net cash used in investing activities	(277,534)	(1,388,971)

Cash flows from financing activities:
Proceeds from sale of stock	8,139,683	399,572
Proceeds from capital leases	—	300,000
Capital lease payments	(206,667)	(338,596)
Proceeds from notes payable	—	14,250,000
Repayment of notes payable	(2,624,099)	(11,000,000)
Treasury stock exercised	4,481	—
Proceeds from stock subscriptions receivable	2,650,000	—
Proceeds from issuance of convertible debt	—	2,500,000
Net cash provided by financing activities	7,963,398	6,110,976
Increase (decrease) in cash and cash equivalents	1,457,188	(531,984)
Cash and cash equivalents at beginning of period	333,888	935,243
Cash and cash equivalents at end of period	$1,791,076	$403,259

Supplemental cash flow information:
Non-cash investing and financing activities:
Intangible assets acquired with stock		$2,520,000
Stock issued for business combination deposit		$2,350,000
Notes payable paid off with stock		$5,654,500
Warrants issued to distributor as prepaid commission	$6,147,000
Loans converted into common stock	$6,372,168

ELIXIR GAMING TECHNOLOGIES, INC (FORMERLY VENDINGDATA CORPORATION)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Basis of presentation.

The accompanying unaudited consolidated financial statements, as restated (Note 12) have been prepared in accordance with generally accepted accounting principles pursuant to the rules and regulations incorporated in Regulation SB of the Securities and Exchange Commission (SEC) and reflect all adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of Elixir Gaming Technologies, Inc. (formerly VendingData Corporation) and its subsidiaries (the Company), for the respective periods presented. The results of operations for the current  interim periods are not necessarily indicative of the results that may be expected for the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the restated consolidated financial statements and notes thereto in the Company’s Amendment No. 1 to Annual Report on Form 10-KSB/A for the year ended December 31, 2006, filed with the SEC on November 13, 2007, from which the balance sheet information as of that date presented herein is derived.

2.             Segments

The Company currently operates in two business segments: (i) gaming operations and (ii) non-gaming operations, consisting primarily of the Dolphin Advanced Technologies Pty Ltd (DolphinTM) automotive sector. The accounting policies of these segments are consistent with the Company’s policies for the unaudited condensed consolidated financial statements.

The table below presents information as to the Company’s revenues and operating loss by segment:

	Three Months Ended June 30,		Six Months Ended June, 30,
	2007	2006	2007	2006
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues
Gaming operations	$1,772,241	$1,686,815	$3,742,137	$2,399,316
Non-gaming operations	1,729,848	—	3,160,725	—
Total Revenues	$3,502,089	$1,686,815	$6,902,862	$2,399,316
Operating income (loss)
Gaming operations	$315,987	$466,588	$798,820	$464,286
Non-gaming operations	179,194	—	15,874	—
Corporate/other	(4,934,923)	(2,386,629)	(8,522,334)	(4,787,719)
Total operating loss	$(4,439,742)	$(1,920,041)	$(7,707,640)	$(4,323,433)

The segment revenues identified for geographic region-based enterprise-wide data are as follows:

	Three Months Ended June 30,		Six Months Ended June, 30,
	2007	2006	2007	2006
Asia	$950,032	$1,417,270	$2,635,637	$1,857,271
United States	645,075	269,545	867,067	542,045
Australia	1,793,058	—	3,223,935	—
Europe	102,316	—	143,012	—
Other	11,608	—	33,211	—
	$3,502,089	$1,686,815	$6,902,862	$2,399,316

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

4.             Intangible Assets

Substantially all of the Company’s recorded intangible assets other than goodwill are subject to amortization and are comprised of the following:

	June 30, 2007	December 31, 2006

Amortizable intangible assets:
Patents	$4,986,313	$4,986,314
Less accumulated amortization	(888,585)	(638,702)

Customer relationships	4,220,000	4,220,000
Less accumulated amortization	(327,308)	(160,154)

Trademarks	550,000	550,000
Less accumulated amortization	(42,625)	(20,897)
Total	$8,497,795	$8,936,561

5.             Stock options

Stock option activity for the six-month periods ended June 30, 2007 and 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term
		(per share)	(years)
Balance outstanding as of January 1, 2006	3,953,472	$3.55	4.61
Granted	930,000
Exercised	(168,600)
Forfeited or expired	(308,600)
Balance outstanding as of June 30, 2006	4,406,272	$2.10	4.55

Balance outstanding as of January 1, 2007	4,654,412	$2.17	4.52
Granted	569,000
Exercised	(965,377)
Forfeited or expired	(26,710)
Balance outstanding as of June 30, 2007	4,231,325	$2.31	4.50

Exercisable as of June 30, 2007	978,651	$2.26

Total options outstanding at June 30, 2007 and 2006, includes 1,050,000 shares that are issued and vested only through a change in control provision.

6.             Inventory

Inventory consisted of the following at December 31, 2006, and June 30, 2007.

	June 30, 2007	December 31, 2006
Raw materials	$303,708	$633,185
Work in progress	176,874	121,977
Finished goods	2,339,808	2,652,199
	$2,820,390	$3,407,361

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

	Cumulative Gaming Machines Under Contract	Cumulative Gaming Machines in Operation	Shares Earned By Elixir	Vesting of Warrants Earned By Elixir
	1,000	1,000	25,000,000	0
	2,000	1,000	15,000,000	22,000,000
	3,000	2,000	10,000,000	22,000,000
	4,000	3,000	5,000,000	22,000,000
	5,000	4,000	0	22,000,000
Total	5,000	4,000	55,000,000	88,000,000

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

In connection with the closing of the transactions contemplated by the Participation Agreement, the Company will enter into a registration rights agreement with Elixir. The registration rights agreement requires the Company to file a selling shareholder registration statement with the SEC, within 30 days following the closing of the transactions under the Participation Agreement, for purposes of registering the resale of the shares of the Company’s common stock issued to Elixir pursuant to the transaction, including all shares that are issued, or may be issued, upon exercise of the warrants. Pursuant to the registration rights agreement, the holders of the securities are also entitled to certain demand and piggyback registration rights.  There are no liquidated penalties to the Company in the case of a registration failure as defined by the agreement.

The Company’s issuance of its common shares and warrants to Elixir under the Participation Agreement will be accounted for under EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which addresses the accounting for, among other things, the issuance of equity in exchange for services rendered.  When the transaction closes, it is expected that a substantial portion, if not all of the fair value of the shares issued to Elixir will be expensed.

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

On January 18, 2007, the Company sold 1.0 million shares of common stock at $2.65 per share to Elixir, a wholly-owned subsidiary of Hong Kong-based Melco Group.

9.             Acquisition

In July 2006, the Company completed the acquisition of Dolphin Advanced Products (Dolphin). A portion of the consideration included convertible debt issued to a former principal of the business. The note was converted to shares in January 2007. Pursuant to a price resale guarantee associated with the acquisition, the Company remains obligated if the holder sells such shares at market for less than the guaranteed price of $3.50 per share. As of June 30, 2007, there were 1,114,286 shares remaining still subject to this guarantee.

The condensed pro forma, consolidated statement of operations for the three- and six-month periods ended June 30, 2006, as if the Dolphin acquisition had taken place as of January 1, 2006, is as follows:

	Three Months Ended June 30, 2006	Six Months Ended June, 30, 2006
Net revenue	$2,386,788	$4,600,474
Operating expenses	5,212,462	9,465,541
Loss from operations	(2,825,673)	(4,865,067)
Other expenses	635,519	1,001,809
Net loss	$(3,461,192)	$(5,866,876)
Loss per share	$(0.20)	$(0.33)
Weighted average number of share	17,689,358	17,689,358

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

11.          Income taxes

At June 30, 2007, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $101,300,000 that may be available to offset against future taxable income. These operating loss carryforwards expire in the years 2010 through 2025. With respect to the U.S, no tax benefit has been reported in the financial statements for the current period or prior periods, and since the potential tax benefits of the net operating loss carryforwards are effectively offset by a 100% valuation allowance, as a result of significant uncertainties resulting from the Company’s operating history, that cause management to be unable to conclude at this time that realization of such benefits is more likely than not. In addition, as a result of possible changes in control, the Company may be limited in its ability to fully utilize these net operating loss carryforwards and realize any benefit therefrom in the event of certain ownership changes described in U.S. Internal Revenue Code Section 382. The Australian tax rate is 30% and our Australian subsidiary has a deferred tax asset as at December 31, 2006 of approximately $80,000, a deferred tax liability of $1.8 million, and carryforward losses as of June 30, 2007, are approximately $900,000.

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

Note 12.  Restatement

The Company is restating its previously issued consolidated financial statements as of June 30, 2007, and for the three months and six months then ended, and for the comparative periods in 2006, to correct errors which resulted from its failure to record expenses of certain warrants issued in connection with debt financings completed during the years ended December 31, 2003 and 2006, and the resulting effect on the interim periods presented. The Company previously restated its December 31, 2006, balance sheet  in Amendment No. 1 to Annual Report on Form 10-KSB/A for that year filed on November 13, 2007, along with summarized restated financial information for the quarterly periods contained in the year then ended. The restated consolidated financial statements for the three and six months ended June 30, 2006, presented in this amendment agree with such summarized information previously presented in Amendment No. 1 to Annual Report on Form 10-KSB/A.

During the three months ended June 30, 2006, the company issued 2,600,000 warrants with an estimated fair value of $3,380,000 in conjunction with a $13 million financing.  In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2006, made part of the Company’s annual report on Form 10-KSB originally filed with the SEC on April 13, 2007, the Company failed to record the estimated fair value of these warrants as a “debt discount” and therefore failed to appropriately amortize the cost of these warrants subsequently over the life of the debt.  In connection with the preparation of the Company’s financial statements made part of the Company’s quarterly report on Form 10-QSB originally filed with the SEC on August 15, 2007 (“Original Quarterly Report”), the Company made certain reclassification adjustments to its December 31, 2006, balance sheet to record the warrants, and  a catch-up amortization entry was recorded as of June 30, 2007,  to bring the total net debt discount current.  In addition, in October 2003, the Company issued 900,000 warrants with an estimated fair value of $0.7 million in conjunction with a $7.5 million financing.  At that time, the Company failed to record the estimated fair value of these warrants and amortize the cost over the life of the debt.  In addition, the Company failed to record a liability in the amount of $375,000 in accordance with a security price resale guarantee associated with an acquisition in 2006.  In its restated annual financial statements for 2006, the effects of this and related errors on 2006 were also corrected, and the effects on the periods presented herein are corrected with this restatement.

Also in connection with restating its 2006 annual financial statements, the Company determined that a $4,300,000 portion of goodwill associated with an acquisition of that year should have been allocated to certain identifiable intangibles.  The related amortization of these intangibles for the affected periods  is recognized with this Amendment No. 1.  Also, the Company recorded a tax liability in the amount of $1.8 million for the differences between the assigned values and the tax basis of recognized assets in a business combination and corrected the contingent liability by $301,000.

The financial statements and other financial information presented in this Amendment No. 1 to Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2007, have been restated as described above.  As summary of the effects of these restatements are summarized in the following table:

Net loss, as originally reported	$(8,627,014)
Amortization of debt discount	(496,178)
Reversal of catch-up amortization	671,469
Reversal of previously expensed warrants	766,967
Acquisition costs related to stock price guarantee	(375,000)
Amortization of intangibles	(165,384)
Net loss, as restated	$(8,225,140)

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

	Cumulative Gaming Machines Under Contract	Cumulative Gaming Machines in Operation	Shares Earned By Elixir	Vesting of Warrants Earned By Elixir
	1,000	1,000	25,000,000	0
	2,000	1,000	15,000,000	22,000,000
	3,000	2,000	10,000,000	22,000,000
	4,000	3,000	5,000,000	22,000,000
	5,000	4,000	0	22,000,000
Total	5,000	4,000	55,000,000	88,000,000

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

In connection with the closing of the transactions contemplated by the Participation Agreement, we will enter into a registration rights agreement with Elixir. The registration rights agreement will require us to file a selling shareholder registration statement with the SEC, within 30 days following the closing of the transactions under the Participation Agreement, for purposes of registering the resale of the shares of our common stock issued to Elixir pursuant to the transaction, including all shares that are issued, or may be issued, upon exercise of the warrants. Pursuant to the registration rights agreement, the holders of the securities are also entitled to certain demand and piggyback registration rights. There are no liquidated penalties to the Company in the case of a registration failure as defined by the agreement.

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

	Three months ended June 30,			Six months ended June 30,
	2007	2006	Percentage change	2007	2006	Percentage change
Shuffler Sales
Revenue	208,663	(14,211)	(1,568)%	251,853	(43,006)	(686)%
Gross margin %	60%	1,344%	(165)%	60%	917%	(138)%

Shuffler Rentals
Revenue	31,515	54,912	(43)%	75,303	127,046	(41)%
Gross margin %	86%	81%	(39)%	87%	84%	(38)%

DeckChecker Sales
Revenue	895,873	320,599	179%	1,011,784	926,602	9%
Gross margin %	69%	60%	225%	70%	72%	7%

DeckChecker Rentals
Revenue	21,065	25,273	(17)%	41,840	64,203	(35)%
Gross margin %	95%	80%	(1)%	96%	85%	(26)%

Casino Chips
Revenue	334,480	1,197,270	(72)%	1,872,057	1,197,270	56%
Gross margin %	(19)%	46%	(111)%	19%	46%	(36)%

Non-gaming products
Revenue	1,729,848	—	100%	3,160,725	—	100%
Gross margin %	10%	—	100%	1%	—	100%

Other
Revenue	280,645	102,971	173%	447,301	127,201	252%
Gross margin	(420,412)	(144,940)	154%	(542,588)	(513,463)	(5)%

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

General and Administrative Expense

For the three months ended June 30, 2007, our general and administrative expenses increased $3.0 million or 166% to $4.8 million compared to $1.8 million in the corresponding period of the prior year. This increase is primarily related to the following:

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

•                  During the second quarter 2007, the Company recorded a liability of $375,000 in accordance with a security resale price guarantee in connection with a prior year acquisition.

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

Other Income and Expense

Other income and expense decreased $1.5 million for the quarter ended June 30, 2007 compared to the corresponding period in the prior year.  In the quarter ended June 30, 2006, the Company recorded a loss on extinguishment of debt of $1.2 million.

Interest Expense

For the three months ended June 30, 2007, we incurred interest expenses of $389,437, a decrease of 43% from the corresponding period of the prior year. The decrease in interest expense was due to the lower amount of principal and rate of interest payable on the principal amount for the second quarter of 2007 as compared to interest expenses for the first three months of 2006 consisting of the 9% senior secured notes, the 10% senior secured convertible notes and the $5 million 9% line of credit. In April 2007, we repaid principal in the amount of $2.15 million of outstanding debt with the proceeds from the stock sale described in Note 5, which will reduce our interest expense going forward.

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

General and Administrative Expense

For the six months ended June 30, 2007, our general and administrative expenses increased $4.1 million on 104% over the corresponding period of the prior year. This increase is primarily related to the following:

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

•                  During the first half of 2007, the company recorded a liability of $375,000 in accordance with a security resale price guarantee in connection with a prior year acquisition.

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

Interest Expense

For the six months ended June 30, 2007, we incurred interest expenses of $1,017,500, a decrease of 2% from the corresponding period of the prior year. In April 2007, we repaid principal in the amount of $2.15 million of outstanding debt with the proceeds from the stock sale described in Note 5, which reduced our interest expense, and will continue to recduce going forward.

Liquidity and Capital Resources

Our working capital deficiency decreased by approximately $3.7 million compared to December 31, 2006. The decrease is due to increased cash on hand, increased current accounts receivable, and decreased short term debt.

We have historically incurred losses from operations. During the fiscal year ended December 31, 2006 and the six months ended June 30, 2007, we incurred negative cash flow from operations of ($7,709,000) and ($6,229,000), respectively. Management believes that our proposed placement of electronic gaming machines in the Asia region pursuant to the Elixir Participation Agreement described above will generate positive cash flow for the company commencing in the second half of 2007. However, there can be no assurance that we will be able to consummate the transactions under the Participation Agreement or, if we are able to consummate the transactions, that we will be successful in generating cash flow from operations. The transactions under the Participation Agreement represent a material change in our business model, and that business model has not been proven by us.

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

Risk Factors

We may require additional funding in the future to continue to operate our business.  We had working capital of $535,738 at June 30, 2007, and our working capital has since decreased due to continuing negative cash flow from operations.

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

We have a history of significant operating losses and anticipate continued operating losses for at least the near term.  For the three months ended June 30, 2007 and the years ended December 31, 2006 and 2005, we have incurred net losses of $4,829,179, $14,605,762 and $23,401,529, respectively, and our operations have used $6,228,676, $7,709,812 and $10,085,798 of cash, respectively. As of June 30, 2007, December 31, 2006 and December 31, 2005, we had accumulated deficits of $101,191,655, $92,557,833 and $78,352,071, respectively. We expect to continue to experience negative cash flow from operations until such time as we are able to substantially increase revenues and control expenses at levels that will allow us to operate on a cash flow positive basis. Management believes that our proposed placement of electronic gaming machines in the general Asia region pursuant to the Elixir Participation Agreement described above will generate positive cash flow for the company commencing in the first half of 2008.  However, there can be no assurance that we will be able to consummate the transactions under the Participation Agreement or, if we are able to consummate the transactions, that we will be successful in generating cash flow from operations. The transactions under the Participation Agreement represent a material change in our business model, and that business model has not been proven by us.  There can be no assurance we will be able to become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.

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

Item 3.                             Controls and Procedures

(a)           Evaluation of Disclosure Controls.  In connection with the preparation of this Amendment No. 1, our management, with the participation of our chief executive officer and chief financial officer, conducted, as of October 2007, a re-evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their current re-evaluation, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2007, as a result of the improper accounting for warrants and financing fees and the improper amortization of certain costs that resulted in the restatements contained in this amendment, and for other the reasons described below..

In connection with their audit of our 2006 annual consolidated financial statements, prior to restatement, our auditors reported to our audit committee two material weaknesses and a significant deficiency in our internal control over financial reporting.  The significant deficiency concerns lack of evidence of authorization of payment of vendor invoices. The material weaknesses include: (1) our inability to properly control financial records and analyses relative to business combinations, which was evident in connection with our acquisition of Dolphin, to assure the proper allocation of purchase price to the net assets acquired and proper disclosures relative to the acquisition, and (2) the collective experience of our personnel responsible for financial reporting.

(b)          Changes in Internal Control.

Subsequent to our audit committee’s receipt of the foregoing report from our auditors, management initiated preliminary remediation steps to address the material weaknesses and the significant deficiency identified. These remediation steps include planning for and documenting the implementation of formal disclosure checklist processes and procedures to ensure that there is proper authorization of payment on vendor invoices. We also initiated a search for an addition to our accounting team with strong public accounting financial reporting experience. During the second quarter of fiscal 2007, we strengthened our financial organization by hiring an additional member to our management team, with extensive experience in SEC reporting and generally accepted accounting principles (GAAP), who will be responsible for providing added training and financial discipline to the financial reporting process.

Also, in August 2007, we became aware of certain errors in reporting of our financial statements for the quarter ended June 30, 2007.  For further discussion regarding the errors, see Note 10 to the condensed consolidated financial statements included in this Amendment No. 1. Prior to their discovery, we had already taken steps to remediate the deficiencies underlying these reporting errors, including the hiring of the above-described member to our management team, with extensive experience in SEC reporting and GAAP In addition we subscribe to a comprehensive online accounting reference library and adopted use of its disclosure and other financial reporting checklists. We also added to our accounting staff, a certified public accountant formerly with a “Big Four” auditing firm and with significant experience in SEC reporting and GAAP.  We are continuing to assess and strengthen our financial organization by seeking additional qualified staff. Additionally, we are training other appropriate personnel in the required approach and documentation standard for each key account analysis.

No other change in our internal control over financial reporting occurred during the quarter ended June 30,  2007, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

(1)  Incorporated by reference from Registrant’s Current Report on Form 8-K dated June 13, 2007.

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