Form 10QSB
period 2007-09-30
Elixir Gaming Technologies, Inc.
filed 2007-11-14
CIK 1004673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

YES  ☐   NO  ☒

The number of shares of registrant’s common stock outstanding as of November 9, 2007 was 93,389,211

Transitional Small business disclosure Format (check one):     YES  ☐   NO  ☒

ELIXIR GAMING TECHNOLOGIES, INC.

FORM 10-QSB

i

PART I – FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,070,685	$333,888
Current portion of accounts receivable, net of allowance for uncollectibles of $103,140 and $267,154	2,235,037	1,856,898
Other receivables	507,600	514,260
Inventories	2,438,568	3,407,361
Prepaid expenses and other current assets	724,206	66,494
	6,976,096	6,178,901

Equipment rented to customers, net of accumulated depreciation of $69,598 and $67,673	39,859	94,777
Property and equipment, net of accumulated depreciation of $3,158,514 and $2,472,897	18,176,838	3,493,817
Intangible assets, net of accumulated amortization of $1,482,620 and $819,753	7,850,694	8,936,561
Goodwill	7,131,999	11,195,737
Accounts receivable, net of current portion, less unamortized discount	709,578	350,564
Prepaid sales incentive	1,398,800	—
Other assets	733,340	735,686
Total assets	$43,017,204	$30,986,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred revenues, current portion	$34,190	$43,599
Short-term debt	547,937	676,597
Capital leases payable, current portion	309,715	440,719
Notes payable, current portion	1,500,000	299,494
Accounts payable	3,231,617	2,354,163
Accounts payable to related party	15,220,183	—
Accrued expenses	4,201,418	3,847,311
Customer deposits	175,567	14,257
	25,220,627	7,676,140
Deferred revenues, net of current portion	13,020	43,199
Capital leases payable, net of current portion	1,215,761	1,580,124
Deferred tax liability	1,417,810	1,765,383
Notes payable, net of current portion and debt discount of $2,007,834 and $2,837,911	7,329,978	15,823,047
	35,197,196	26,887,893
Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 300,000,000 shares authorized, 77,701,988 shares and 30,015,099 shares issued	77,702	30,016
Treasury stock 448,053 common shares at cost	—	(846,820)
Additional paid-in capital	322,572,484	97,872,787
Accumulated other comprehensive loss	(75,336)	—
Deficit	(314,754,842)	(92,957,833)
Total stockholders’ equity	7,820,008	4,098,150
Total liabilities and stockholders’ equity	$43,017,204	$30,986,043

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Deficit

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
Gaming product sales	$774,569	$267,889	$3,952,262	$2,348,753
Participation revenue	131,356	—	131,356	—
Gaming product rentals	49,344	75,601	166,487	266,850
Non-gaming product sales	1,669,445	1,850,043	4,830,170	1,850,043
Other	189,684	159,816	636,986	287,018
	2,814,398	2,353,349	9,717,261	4,752,664
Operating costs and expenses:
Cost of sales – gaming products	799,337	467,360	3,835,156	2,402,390
Cost of sales – participation	156,645	—	156,645	—
Cost of sales – non-gaming products	1,657,772	1,866,735	4,926,980	1,866,735
Selling, general and administrative	2,445,762	2,770,457	8,000,888	6,029,594
Stock option expense	4,403,048	224,410	6,168,507	837,349
Impairment writedowns	29,609,085	—	29,609,085	—
Participation agreement acquisition fees	175,070,000	—	175,070,000	—
Restructuring charges	1,622,532	—	1,622,532	—
Research and development	328,981	448,105	739,612	1,260,341
	216,093,162	5,777,067	230,129,405	12,396,409

Loss from operations	(213,278,764)	(3,423,718)	(220,412,144)	(7,643,745)

Other income (expense):
Interest expense and finance fees	(708,358)	(995,373)	(1,820,034)	(2,119,766)
Acquisition costs	(4,178)	(37,689)	(451,184)	(37,689)
Other	(9,337)	(928)	457,588	(12,999)
	(721,873)	(1,033,990)	(1,813,630)	(2,170,454)

Income tax benefit	347,573	—	347,573	—

Net loss	$(213,653,064)	$(4,457,708)	$(221,878,201)	$(9,814,199)

Basic and dilutive loss per share	$(4.67)	$(0.16)	$(5.88)	$(0.44)

Weighted average shares outstanding	45,780,514	27,629,090	37,765,328)	22,430,475

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
		(As restated)
Cash flows from operating activities:
Net loss	$(221,878,201)	$(9,814,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill and intangibles	4,486,737	—
Impairment of prepaid sales incentive	25,122,348	—
Participation agreement acquisition costs	175,070,000	—
Income tax benefit	(347,573)	—
Depreciation and amortization of property and equipment	565,610	285,144
Amortization of intangible assets	662,867	326,498
Amortization of debt discount	872,077	573,479
Stock-based compensation expense	6,249,507	1,171,364
Loss on disposition of assets	42,412	12,999
Write down of inventory	582,799	—
Increase in operating (assets) liabilities:
Accounts receivable	(708,241)	1,074,365
Inventory	459,549	894,695
Prepaid expenses and other current	(681,735)	(67,341)
Deposits with vendors and other long term assets	121,221	300,316
Accounts payable	1,640,291	68,586
Accrued expenses, deferred revenues and other current liabilities	475,829	1,398,543
Net cash used in operating activities	(7,264,503)	(3,775,551)

Cash flows from investing activities:
Acquisition of intangibles	—	(716,500)
Deposit in connection with business combination	—	(1,350,000)
Acquisition of property, plant and equipment	(931,413)	(714,670)
Sale of property, plant and equipment	—	103,382
Net cash used in investing activities	(931,413)	(2,677,788)

Cash flows from financing activities:
Proceeds from sale of stock, warrants and options	9,184,529	5,970,899
Proceeds from notes payable and leases	—	14,948,156
Repayment of notes payable and leases	(2,901,816)	(14,898,781)
Proceeds from stock subscriptions receivable	2,650,000	—
Net cash provided by financing activities	8,932,713	6,020,274
Increase (decrease) in cash and cash equivalents	736,797	(433,065)
Cash and cash equivalents at beginning of period	333,888	935,243
Cash and cash equivalents at end of period	$1,070,685	$502,178

Supplemental cash flow information:
Non-cash investing and financing activities:
Intangible assets acquired with stock		$2,690,000
Stock issued in connection with business combination		$13,600,001
Notes payable settled with stock		$9,154,500
Loans converted into common stock	$5,782,168
Gaming machines purchased through related party payable	$15,144,794
Non-cash issuance of warrants	$176,880,000
Increase is prepaid sales incentive	$20,511,000

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles pursuant to the rules and regulations incorporated in Regulation SB of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of Elixir Gaming Technologies, Inc., a Nevada corporation and its subsidiaries (“the Company”), for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Amendment No. 1 to Annual Report on Form 10-KSB/A for the year ended December 31, 2006, filed with the SEC on November 13, 2007.

Reclassification

Certain minor balance sheet reclassifications have been made to the December 31, 2006 balance sheet to conform to the current period presentation.

Restatement

On August 11, 2007, the Company’s audit committee concluded, after consultation with its independent registered public accounting firm, that errors in the Company’s expensing of warrants granted in the fourth quarter of 2006 require the Company to restate previously reported financial results for the year ended December 31, 2006 and for the three and nine months period ended September 30, 2006. In addition, the Company determined that certain previously recorded debt discounts should have been expensed in the quarter ended September 30, 2006.

All of the above-described restatements represent non-cash, non-operating charges.

The effects of these adjustments for the periods presented are summarized as follows:

Consolidated Statements of Operations and Deficit	Three Months Ended September 30, 2006
	As previously reported	As restated	Difference
Interest expense and finance fees	$690,008	$954,629	$264,621
Net loss	4,110,395	4,457,708	347,313
Net loss per share	(0.15)	(0.16)	(0.01)

	Nine Months Ended September 30, 2006
	As previously reported	As restated	Difference
Interest expense and finance fees	$1,546,652	$1,987,687	$441,035
Net loss	9,290,472	9,814,199	523,727
Net loss per share	(0.41)	(0.44)	(0.03)
Deficit	80,978,249	88,166,270	7,188,021

Consolidated Statements of Cash Flows	Nine Months Ended September 30, 2006
	As previously reported	As restated	Difference
Net cash used in operating activities	$(7,149,732)	$(3,775,551)	$3,374,181
Net cash used in investing activities	(3,186,295)	(2,677,788)	508,507
Net cash provided by financing activities	9,902,962	6,020,274	(3,882,688)

2.                                      Segments

The Company currently operates in two business segments: (i) gaming operations and (ii) non-gaming operations, consisting primarily of the Dolphin Advanced Technologies Pty Ltd (“Dolphin”) automotive sector. The accounting policies of these segments are consistent with the Company’s policies for the unaudited condensed consolidated financial statements.

The table below presents information as to the Company’s revenues and operating loss by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Gaming operations	$1,144,953	$503,306	$4,887,091	$2,902,621
Non-gaming operations	1,669,445	1,850,043	4,830,170	1,850,043
Total Revenues	$2,814,398	$2,353,349	$9,717,261	$4,752,664
Operating income (loss)
Gaming operations gross margin	$188,973	$35,946	$895,290	$500,231
Non-gaming operations gross margin	11,673	(16,692)	(96,810)	(16,692)
Corporate/other	(213,479,410)	(3,442,972)	(221,210,624)	(8,127,284)
Total operating loss	$(213,278,764)	$(3,423,718)	$(220,412,144)	$(7,643,745)

The segment revenues identified for geographic region-based enterprise-wide data are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Asia	$230,166	$—	$2,865,803	$1,849,738
United States	826,690	440,425	1,693,757	990,002
Australia	1,757,542	1,912,924	4,981,477	1,912,924
Europe	—	—	143,012	—
Other	—	—	33,212	—
	$2,814,398	$2,353,349	$9,717,261	$4,752,664

For the nine month period ended September 30, 2007, in the gaming sector, one customer represented 54% of total gaming sales. Within the non-gaming sector, during the nine month period ended September 30, 2007, one customer represented 39% of total non-gaming sales.

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

4.                                      Stock Options

Stock option activity for the nine-month periods ended September 30, 2007 and 2006 is summarized below:

	Shares	Weighted Average Exercise Price	Remaining Contractual Term
		(per share)	(years)
Balance outstanding as of December 31, 2005	3,953,472	$3.55	4.61
Granted	1,605,000
Exercised	(360,000)
Forfeited or expired	(348,940)
Balance outstanding as of September 30, 2006	4,849,532	$2.19	4.55

Balance outstanding as of December 31, 2006	4,654,412	$2.17	4.52
Granted	5,719,000
Exercised	(1,328,066)
Forfeited or expired	(161,160)
Balance outstanding as of September 30, 2007	8,884,186	$2.52	4.31

Exercisable as of September 30, 2007	3,884,186	$2.04

Total options outstanding at September 30, 2007 and 2006, includes 1,050,000 options that vested and became exercisable upon a change in control of the Company. The initial transaction under the June 2007 Securities Purchase and Product Participation Agreement (the “Participation Agreement”) with Elixir Group Limited (“Elixir Group”), a Hong Kong company, which was consummated on September 10, 2007, represented a change in control resulting in the vesting of these options (see Notes 8 and 10).

In May 2007, 5,000,000 stock options were granted by the board of directors subject to the closing of the initial transaction pursuant to the Participation Agreement to certain employees and affiliates of Elixir

Group. Each option had an exercise price of $2.90 per share and will vest over a three year period. The fair value of the shares is $9.0 million. The Company recorded expense of $1.2 million for the quarter ended September 30, 2007.

5.                                      Goodwill and Intangible Assets

Finite lived intangible assets

Substantially all of the Company’s recorded intangible assets are subject to amortization. Finite lived intangible assets are comprised of the following:

	Useful Life	September 30, 2007	December 31, 2006
	(years)
Amortizable intangible assets:
Patents	10	$4,986,314	$4,986,314
Less: accumulated amortization		(1,018,243)	(638,702)

Customer relationships	10-13	3,842,000	4,220,000
Less: accumulated amortization		(410,884)	(160,154)

Trademarks	10-13	505,000	550,000
Less: accumulated amortization		(53,493)	(20,897)

Total		$7,850,694	$8,936,561

Impairment of Intangible Assets and Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company reviews goodwill for impairment on an annual basis or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Dolphin, which was acquired in July 2006, has not met expectations to date due to a number of factors one of which includes the loss of a general manager and sales staff in early 2007 and to date the Company has not found a suitable replacement. As such, the Company believes that original forecast needed to be adjusted downward and a test for impairment was warranted.

In accordance with SFAS 142, the Company performed a two-step impairment test which compares the fair value of a reporting unit with its carry amount, including goodwill and allocating the fair value to all the assets and liabilities of Dolphin as if the reporting unit had been acquired in a business combination.

Based on its review, the Company recorded an impairment writedown to goodwill of $1.5 million for the non-gaming products segment and $2.6 million for the gaming products segment, for a total impairment writedown of $4.1 million.

The Company amortizes other identifiable intangible assets, such as customer relationships and trade names, on the straight-line method over their estimated useful lives. The Company assessed the potential impairment of intangible assets subject to amortization based upon the events identified above. The Company determined that the carrying value of the Dolphin customer relationships and trade names for the non-gaming products segment would be recoverable but not recoverable for the gaming segment, based upon the Company’s calculation of the asset’s fair value based on the projected net cash flows expected to result from that asset, including eventual disposition. Based upon the above, the Company recorded impairment writedowns to other identifiable intangible assets of the gaming product segment of $423,000, $378,000 for customer relationships and $45,000 for trademarks, as of September 30, 2007.

The following table summarizes the goodwill and intangible impairment writedowns:

Goodwill	$4,063,737
Customer relationships	378,000
Trademarks	45,000
$4,486,737

On January 25, 2007, the Company issued warrants to purchase up to 16,000,000 shares of the Company to Elixir Group, which at the time was the Company’s Asian distributor, as an incentive to meet certain sales targets. These warrants were accounted for in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The warrants had a fair market value of $6,147,000 as of January 25, 2007 and were classified in the balance sheet as prepaid commissions subject to amortization to commission expense at a rate of 8% of the gross revenue generated by the distributor.

In September 2007, the Company conducted the initial closing of the transactions under the Participation Agreement between the Company and Elixir Group (see Note 8). As part of the Participation Agreement, the Company agreed that upon the initial placement of 1,000 gaming machines in operation with gaming operators identified by Elixir Group, the Company would reduce by $1.00 the exercise price of 10 million of the above referenced warrants, which originally had exercise prices ranging from $3.00 per share to $5.50 per share. When the cumulative number of gaming machines under contract reached 2,000 units and the cumulative number of gaming machines in operation reaches 1,000 units, the Company agreed to further reduce by $1.00 the exercise prices of the 10 million warrants. When the cumulative number of machines under contract reaches 3,000 units and the cumulative number of machines in operation reached 2,000 units, the Company will further reduce by $1.00 the exercise prices of the 10 million warrants. As of the date of this report, the Company has reduced the exercise price of the 10 million warrants by $2.00 based on the achievement of the related performance milestones

In accordance with SFAS 123R, Share-based Payments, the reduction in exercise price constituted a modification in terms and the warrants and required a recalculation of fair value. The modification increased the fair value of the warrants by $21.0 million bringing the unamortized balance of the prepaid sales incentive account to $25.9 million. Per SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable including an accumulation of costs significantly in excess of the amount originally expected for the acquisition.

The Company estimated fair value using present value techniques based on estimates of cash flows. In accordance with SFAS 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Based upon the above the Company will record impairment to the asset of $25.1 million and presented in loss from operations in our consolidated statement of operations and deficit.

On September 10, 2007, the Company issued Elixir Group 25,000,000 shares of its common stock and 88,000,000 warrants, subject to certain performance criteria, to purchase the Company’s common stock pursuant to the Participation Agreement. Based on market quotes, the shares had a fair value of $77.8 million (see Note 8) which was capitalized in accordance with SFAS 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loan and Initial Direct Costs of Leases, and the warrants have an estimated fair value of $176.9 million which were deferred in equity as deferred contract acquisition fees until vested in accordance with EITF 96-18. In accordance with SFAS 144, the Company tested this asset for recoverability using present value techniques based on estimated future of cash flows.

Based upon this assessment, the Company will record an impairment loss of $77.8 million recorded as participation agreement acquisition fees in the consolidated statement of operations for the 25,000,000 shares.

Impairment charges have been presented within operating earnings in the condensed consolidated statement of earnings.

6.                                      Inventory

Inventory consisted of the following:

	September 30, 2007	December 31, 2006
Raw materials	$1,291,983	$633,185
Work in progress	144,484	121,977
Finished goods	1,002,101	2,652,199
	$2,438,568	$3,407,361

During the nine months ended September 30, 2007, the Company recorded an inventory writedown of $583,000.

7.                                      Notes Payable

As of September 30, 2007 and December 31, 2006, our long-term obligations consist of convertible notes and other obligations as follows:

	September 30, 2007	December 31, 2006

Note payable to previous Dolphin shareholders	$190,937	$59,812

8% senior secured promissory notes included detachable warrants to purchase 3.2 million shares at $2.50 per share, some of which are recallable based on early retirement of $6 million of the debt portion of the transaction. In September 2006, the amount of detachable warrants were reduced to 2.6 million shares at $2.00 per share, some of which are recallable based on early retirement of $6 million of the debt portion of the transaction. Interest at 8% is due semi-annually on July 1, and December 1, each year until repayment. Note was repaid in full on November 1, 2007.	10,646,875	13,000,000

Short-tem convertible notes classified as long-term	—	5,900,640
	10,837,812	18,960,452
Less debt discount	(2,007,834)	(2,837,911)
Less current portion	(1,500,000)	(299,494)
Long-term portion	$7,329,978	$15,823,047

8.                                      Securities Purchase and Product Participation Agreement

On June 12, 2007, the Company entered into the Participation Agreement with Elixir Group. Pursuant to the Participation Agreement, the Company agreed to issue to Elixir Group its common shares and warrants, subject to Elixir Group’s sourcing and identification of gaming operators located in the general Asia region on the Company’s behalf. The Company agreed to place electronic gaming machines with gaming operators pursuant to lease agreements between it and the operators under what are commonly referred to as revenue sharing arrangements, which provide for the Company to receive variable rental payments for its gaming devices as lessor. Elixir Group also agreed to sell to the Company the electronic gaming machines to be placed under the lease agreements.

On September 10, 2007, the Company conducted an initial closing of the transactions under the Participation Agreement. At the initial closing, the Company issued to Elixir Group 25,000,000 shares of the Company’s common stock and warrants to purchase an additional 88,000,000 shares subject to certain performance criteria of the Company’s common stock. On September 13, 2007, the Company issued an additional 15,000,000 shares of the Company’s common stock to Elixir Group pursuant to the Participation Agreement based on Elixir Group’s placement of additional electronic gaming machines. Based on the aforementioned issuances, as of November 9, 2007, the Company had 93,389,211 shares of its common stock issued and outstanding, of which 41,000,000 (or 43.9%) were held by Elixir Group including 1,000,000 shares purchased by Elixir Group in January 2007.

The closing of the transactions under the Participation Agreement, including the issuance of the Company’s common shares and warrants to Elixir Group, were approved by the Company’s shareholders at a special meeting of shareholders held on September 10, 2007.

According to the terms of the Participation Agreement, Elixir Group had the right to “earn-in” an equity interest in the Company based on the achievement of various performance milestones in terms of (a) the cumulative number of electronic gaming machines contracted to be placed and leased pursuant to lease agreements entered into between the Company and the gaming operators sourced and identified by Elixir Group (the “gaming machines under contract”) and (b) the cumulative number of electronic gaming machines physically placed by the Company and in operation in the gaming premises of gaming operators pursuant to the lease agreements (the “gaming machines in operation”). The initial close of the transactions, which took place on September 10, 2007, under the Participation Agreement was a consequence of Elixir Group’s placement of at least 1,000 gaming machines, which pursuant to the terms of the Participation Agreement includes gaming machines under lease agreements and in a public gaming area subject to temporary closure for compliance or safety reasons. As of the closing, 320 gaming machines were producing revenue and in excess of 680 gaming machines were contracted for and shipped to or placed in a venue subject to temporary close pending regulatory approval. Those 680 gaming machines are expected to commence revenue producing operations by the end of fiscal 2007.

At the initial close, the Company issued to Elixir Group, 25,000,000 common shares and warrants, with an exercise price of $2.65 per share, to purchase up to 88,000,000 additional shares of the Company’s common stock. The warrants vest and first become exercisable based on the achievement of certain milestones with respect to the number of gaming machines under contract and in operation. Elixir Group is entitled to earn a total of 55,000,000 shares of the Company’s common stock (inclusive of the 25,000,000 shares issued at the initial closing and the 15,000,000 shares issued on September 13, 2007) and the warrants will vest and become exercisable subject to achieving the following milestones with respect to the cumulative number of gaming machines under contract and in operation as follows:

Cumulative Gaming Machines Under Contract		Cumulative Gaming Machines in Operation	Shares Earned by Elixir Group	Vesting of Warrants Earned by Elixir Group
1,000		1,000	25,000,000	—
2,000		1,000	15,000,000	22,000,000
3,000		2,000	10,000,000	22,000,000
4,000		3,000	5,000,000	22,000,000
5,000		4,000	—	22,000,000
Total	5,000	4,000	55,000,000	88,000,000

In addition to the above, the Company agreed that upon the initial placement of 1,000 gaming machines with gaming operators identified by Elixir Group, the Company would reduce by $1.00 the exercise price of all warrants (other than 6,000,000 common share warrants priced at $2.65) sold to Elixir Group pursuant to a securities purchase agreement entered into in October 2006 (the “2006 Warrants”). When the cumulative number of gaming machines under contract reached 2,000 units and the cumulative number of gaming machines in operation reached 1,000 units, the Company agreed to further reduce by $1.00 the exercise prices of the 2006 Warrants. When the cumulative number of machines under contract reaches 3,000 units and the cumulative number of machines in operation reaches 2,000 units, the Company will further reduce by $1.00 the exercise prices of the 2006 Warrants. As of the date of this report, the Company has reduced the exercise price of the 2006 Warrants by $2.00 based on the achievement of the related performance milestones.

In connection with the closing of the transactions under the Participation Agreement, the Company entered into a registration rights agreement with Elixir Group. The registration rights agreement requires the Company to file a selling shareholder registration statement with the SEC, within 30 days following the initial closing of the transactions under the Participation Agreement, for purposes of registering the resale of the shares of the Company’s common stock issued to Elixir Group pursuant to the transaction, including all shares that are issued, or may be issued, upon exercise of the warrants. Pursuant to the registration rights agreement, the holders of the securities are also entitled to certain demand and piggyback registration rights. In conjunction with an Exchange Agreement entered into with Elixir Group in October 2007, agreed to defer its registration rights for one year (see Note 16).

This transaction will be accounted for pursuant to EITF 96-18. In accordance with EITF 96-18, we valued the initial 25,000,000 common shares and 88,000,000 warrants at fair value on the measurement date which occurred when the first performance milestone was achieved. The common shares were initially capitalized in accordance with SFAS 91 and the warrants were deferred in equity as deferred contract acquisition fees until vested. The fair value of the common shares totaled $77.8 million and the fair value of the warrants totaled $176.9 million. The initial direct costs associated with the issuance of the common stock are subject to recoverability and impairment testing (see Note 9).

Once the first milestone was achieved, the Company and Elixir Group become related parties (see Note 10).

9.             Summary of Changes in Stockholders’ Equity

			Additional Paid In Capita
	Common Stock			Deferred	Deferred Contract Acquisition	Treasury	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Compensation	Fees	Stock	Loss	Deficit	Total
Balances, January 1, 2007	30,015,099	$30,016	$106,221,270	$(8,348,483)	$—	$(846,820)	$—	$(92,957,833)	$4,098,150
									—
Options issued for employee compensation			9,920,319	(9,920,319)					—
Exercise of employee options	1,355,787	1,356	4,289,306						4,290,662
Exercise of warrants	4,525,554	4,525	4,889,341						4,893,866
Stock issued for conversion of debt	1,652,048	1,652	8,430,516						8,432,168
Amortization or deferred compensation expense			(4,680,904)	4,680,904					—
Stock issued for services	153,500	153	472,627	(472,780)					—
Exchange of treasury warrants for stock			(846,820)			846,820			—
Stock issued pursuant to participation agreement	40,000,000	40,000	130,810,000						130,850,000
Warrants issued pursuant to participation agreement (88 million)			176,880,000		(176,880,000)				—
Vesting of warrants pursuant to participation agreement (22 million)					44,220,000				44,220,000
Warrants issued as prepaid sales incentive			26,658,000						26,658,000
Vesting of employee stock options				6,249,507					6,249,507
Foreign currency translation							(75,336)	81,192	5,856
Net loss								(221,878,201)	(221,878,201)

Balances, September 30, 2007	77,701,988	$77,702	$463,043,655	$(7,811,171)	$(132,660,000)	$—	$(75,336)	$(314,754,842)	$7,820,008

10.          Related Party Transactions

On September 13, 2007, the second performance milestone was achieved by Elixir Group and 15,000,000 shares of the Company’s common stock were issued and 22,000,000 of the above referenced 88,000,000 warrants vested. As this transaction was between related parties and in accordance with SFAS 13, Accounting for Leases and SFAS 91, the fair value of the common shares and the vested portion of the warrants were recorded as expense when incurred. Accordingly, the Company expensed $97.3 million to contract acquisition fees which is presented within operating earnings in the condensed consolidated statement of earnings.

The Company recorded $15.2 million in related party accounts payable for the purchase of electronic gaming machines.

11.          Sale and Issuance of Stock and Warrants

On September 7, 2007, the Company entered into a Waiver and Amendment to Warrants (the “Amendment”) with four investment funds managed by Bricoleur Capital Management, of San Diego, California (the “Bricoleur Funds”). The Amendment modified certain terms of the notes and warrants the Company issued to the Bricoleur Funds pursuant to an 8% Senior Secured Note Purchase Agreement dated May 1, 2006 (“Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Bricoleur Funds purchased from the Company 8% senior secured notes (the “Notes”) in the principal amount of $13,000,000 and warrants (“Warrants”) to purchase up to 2,600,000 shares of the Company’s common stock at exercise price of $2.00 per share. The fair value of the warrants at issuance was $3,380,000, using the relative fair value method, and recorded as a debt discount.

The Notes included a change in control provision that would have allowed the Bricoleur Funds to accelerate the payment of the outstanding principal amount under the Notes upon the issuance of the Company’s equity securities pursuant to the Participation Agreement dated June 12, 2007 between the Company and Elixir Group. In addition, 50% of the net proceeds from certain equity issuances by the Company were to be used to reduce the principal balance of the Notes, and accordingly, the Company owed the Bricoleur Funds $825,000 in principal as a result of an equity issuance by the Company in June 2007.

Pursuant to the Amendment, the Company agreed with the Bricoleur Funds to (a) amend the Warrants to add net exercise provisions to the Warrants, (b) effect a net exercise of Warrants representing the right to purchase 2,275,000 shares of the Company’s common stock at a mutually agreed value of $3.50 per share for purposes of effecting such net exercise, resulting in the issuance of 975,000 shares of the Company’s common stock to the Bricoleur Funds in exchange for the cancellation of 2,275,000 Warrants, (c) waive any application of the change in control provision of the Notes with respect to the transactions under the Participation Agreement, and (d) defer the $825,000 in principal amount currently owed by the Company and allow the Company to pay such amount in accordance with the payment terms of the Notes as though the June 2007 equity issuance had not occurred.

In accordance with SFAS 123R, Share Based Payment, the amendment has been treated as a modification to the equity instrument and incremental compensation costs shall be measured as the excess, if any, of the fair value of the modified award over the original fair value. The estimated fair value of the award as modified was less than the original estimated fair value and accordingly there was no accounting effect due to the modification of the terms.

On May 3, 2007, the Company entered into an agreement with four investors for the Company’s sale of 600,000 shares of its common stock for the aggregate price of $1,650,000 ($2.75 per share) paid in cash.

On March 28, 2007, the Company completed the sale of 1,625,000 shares of the Company’s common stock and warrants to purchase 1,625,000 shares of common stock to an institutional investor for the aggregate price of $4,306,250. The warrants are exercisable at an exercise price of $2.65 per share for a period of five years beginning on March 28, 2007, the relative fair value of the stock and warrants were classified in equity in accordance with Accounting Principals Board (“APB”) No.14, Accounting for Convertible Debt Issued with Stock Purchase Warrants and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock. The Company also granted the investor certain registration rights requiring the Company to file a selling shareholder registration statement with the SEC, for purposes of registering the resale of the shares of the Company’s common stock issued to the investor pursuant to the transaction, including all shares that are issued, or may be issued, upon exercise of the warrants. The Company was required to pay the investor a cash penalty in the event of a failure to file the registration statement by June 15, 2007 or the Company’s failure to achieve and maintain the effectiveness of the registration statement as provided in the registration rights agreement, however the investor has agreed to waive the penalty for failure to file by June 15, 2007 and to extend the filing deadline to November 23, 2007. The maximum penalty for a registration failure as defined in the agreement is $250,000. The Company believes it is probable that it will be able to comply with this provision and accordingly, no liability is expected to be re corded at this time.

On January 25, 2007, the Company issued warrants to purchase up to 16,000,000 shares of the Company to Elixir Group as an incentive to meet certain sales targets under a sales representative agreement entered into in October 2006. These warrants were accounted for in accordance with FASB EITF No. 96.18. The warrants had a fair market value of $6,147,000 at the time of issuance and were classified in the balance sheet as of March 31, 2007 as prepaid since amortization to commission expense at a rate of 8% of the gross revenue generated by Elixir Group. As discussed in Note 5 above, the strike price of 10 million of these warrants were reduced by $2.00 as of September 13, 2007. Since the 10 million warrants have been modified, the Company performed a new fair value analysis of the warrants and determined that the fair value has increased by $20.6 million for a total value of $26.6 million.

12.          Acquisition

In July 2006, the Company completed the acquisition of Dolphin. A portion of the consideration included convertible debt issued to a former principal of Dolphin. The note was converted to shares in January 2007. Pursuant to a price resale guarantee associated with the acquisition, the Company was obligated if the holder sold such shares at market for less than the guaranteed price of $3.50 per share. As of October 30, 2007, all shares under this agreement have been sold and the Company is obligated for $910,000, which has been recorded in accrued expenses in the consolidated balance sheets.

The condensed pro forma, consolidated statement of operations for the nine month period ended September 30, 2006; as if the Dolphin acquisition had taken place as of January 1, 2006, is as follows:

Net Revenue	$6,953,821
Operating expenses	15,321,967
Loss from operations	(8,368,146)
Other expenses	1,956,438
Net loss	$(10,324,584)
Loss per share	(0.46)
Weighted average number of share	22,473,169

13.          Contingencies

Legal matters. The Company is a party to certain claims, legal actions, and complaints, including a patent infringement action between the Company and one of its main competitors and the sales tax dispute discussed in the following paragraph. The Company cannot predict the minimum loss, if any or estimate the likely outcome of any such matters and accordingly, no provision has been made for them.

On October 5, 2004, Shuffle Master filed a patent infringement action in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL) claiming that the use, importation and offering for sale of the Company’s PokerOne shuffler infringed Shuffle Master’s United States Patent No. 6,655,684. The Company responded by denying Shuffle Master’s claim of patent infringement and requesting that the court enter a declaratory judgment of non-infringement. On November 30, 2004, the District Court granted Shuffle Master’s motion for preliminary injunction, prohibiting the Company from selling its PokerOne shuffler in the United States pending resolution of the lawsuit. On March 4, 2005, the Federal Circuit Court of Appeals issued an order staying the injunction pending our appeal of the matter. On December 27, 2005, the Federal Circuit held that the District Court erred in failing to properly construe Shuffle Master’s patent claims before preliminarily enjoining us and on this basis vacated the order. As a result, the Company may seek to recover from Shuffle Master any damages we suffered as a result of the wrongful injunction. With respect to the merits of Shuffle Master’s action, a Magistrate Judge appointed by the District Court to conduct a Markman hearing to determine the proper construction of Shuffle Master’s patent claims recommended on September 26, 2005 that the Court adopt the claim construction urged by the Company. On February 28, 2007, the United States District Court for the District of Nevada entered an order that adopted and affirmed the ruling by the Magistrate Judge in favor of the Company and against Shuffle Master. On April 27, 2007, the Company filed a motion for summary judgment. On June 1, 2007, Shuffle Master filed a cross motion for summary judgment. On October 19, 2007, a hearing was held in United States District Court, District of Nevada on the motions. The Company is currently awaiting the judge’s ruling in the matter.

On October 5, 2007, William Purton filed an action against the Company in the Supreme Court of Victoria at Melbourne, Australia claiming he is owed monies under the July 2006 Share Sale Agreement by which the Company acquired Dolphin. In addition, Purton is claiming he is owed money for an independent contractor agreement that he claims he was offered. The Company’s response is due on November 23, 2007. The Company intends to file a counterclaim and vigorously defend against these claims.

Sales tax audit.  In February 2004, the State of Nevada initiated a sales/use tax audit of the Company’s equipment lessors. As of this filing the State of Nevada has not made a determination if there has been a shortfall in the payment of the sales/use tax. If the State of Nevada determines that the sales of the products to the leasing companies is the level at which sales/use tax should have been collected, liability of the leasing companies could be passed on to the Company and may not be recoverable. The outcome could range from a refund of $144,000 to a potential liability with interest and penalties of up to $500,000. However, no minimum loss, if any can be estimated. Accordingly, no provision has been made for any possible losses in connection with this matter.

14.          Income Taxes

At September 30, 2007, the Company had net operating loss carry forwards for US federal income tax purposes of approximately $83,000,000. These operating loss carry forwards expire in the years 2010 through 2026. No tax benefit has been reported in the financial statements for the current period because the potential tax benefits of the net operating loss carry forwards have been offset by a 100% valuation allowance. The valuation allowance is a based on the history of the Company’s earnings.

Moreover, transactions under the Participation Agreement do not assure that the Company will have taxable income in the current or future periods.

Lastly, Section 382 of the Internal Revenue Code of 1986, as amended, limits the Company’s potential to fully utilize net operating loss carry forwards after a certain change in ownership. The Company presently estimates an annual limitation of approximately $5,750,000.

The Australian tax rate is 30% and the Company’s Australian subsidiary has a deferred tax asset as of December 31, 206 of approximately $80,000 and carry forward losses as of September 30, 2007 are approximately $900,000. In addition, the Company has a deferred tax liability of $1.4 million as of September 30, 2007.

The Company accounts for income taxes under SFAS No.109, Accounting for Income Taxes. Accordingly, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount of expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Based on its evaluation, management believes FIN 48 did have a material effect on the Company’s financial statements.

15.          Restructuring Charge

In accordance with SFAS 146, Accounting for Cost Associated with Exit or Disposal Activities, the Company incurred a restructuring charge of $1.6 million for severance wages and benefits based upon contractual and other agreements with employees which only includes charges for termination benefits measured at the estimated fair value at the termination date. It does not include charges for services yet to be rendered. The total reduction in headcount is 21 people. On September 10, 2007, as part of the closing of the Participation Agreement with Elixir Group, the Company announced a change in executive management. As announced in February 2007, the Company committed to corporate restructuring. As part of the restructuring, in October 2007, the Company gave termination notice to all service technicians, inventory management personnel, some regulatory compliance personnel and some administrative staff. None of these costs have been paid to date. Restructuring charges have been presented within operating earnings in the condensed consolidated statement of earnings.

16.          Subsequent Events

Private Placement

On October 19, 2007, the Company entered into a securities purchase agreement and a registration rights agreement with certain accredited investors for the private placement of 15,000,000 shares of its common stock at a price of $3.50 per share, for aggregate gross proceeds of $52.5 million. The purchase and sale of the common shares closed on October 25, 2007. The securities purchase agreement includes customary representations, warranties, and covenants by the investors and the Company, and an indemnity from the Company. Pursuant to the terms of the registration rights agreement, the Company agreed to cause a resale registration statement covering the shares to be filed within 30 days after closing. The registration rights agreement also provides that the Company must pay penalties on a progressive rate of up to 3% of the relevant subscription amount if it fails to timely complete and maintain the registration of the resale by the investors. In accordance with FASB Staff Position EITF 00-19-2: Accounting for Registration Payment Arrangements, management of the Company believes it is more probable than not that it will be able to comply with this provision and, accordingly, no liability is expected to be recorded at this time.

Exchange Agreement

On October 21, 2007, the Company entered into a securities amendment and exchange agreement (“Exchange Agreement”) with Elixir Group. The agreement provides that certain outstanding vested and unvested warrants issued to Elixir Group pursuant to the “earn-in” provision of the Participation Agreement will be cancelled in exchange for the Company’s issuance of its common stock, at an exchange ratio of 1 newly issued common share for every 2.5 outstanding warrants. Under the Exchange Agreement, Elixir Group will exchange 12,000,000 of its outstanding vested warrants for 4,800,000 shares of the Company’s common stock, and up to 66,000,000 of Elixir Group’s outstanding unvested warrants will be exchangeable for up to 26,400,000 shares of the Company’s common stock upon the vesting of such warrants. The exchange of warrants for shares under the Exchange Agreement is subject to the approval of the Company’s shareholders and the transaction is expected to close subject to shareholder approval in December 2007. In addition, the agreement also extended the time the Company has to register certain of Elixir Group’s securities for resale pursuant to its obligations to Elixir Group under registration rights agreements dated January 18 and September 10, 2007, respectively, for one year after the Company’s registration statement to be filed in connection with the private placement described above becomes effective.

Extinguishment of Debt

On November 1, 2007, the Company paid in cash approximately $11.0 million to the Bricoleur Funds in full payment of its obligations under its debt agreement which included accrued interest of $0.4 million. The Company will record a non-cash loss on extinguishment of debt in the amount of $1.5 million in the quarter ended December 31, 2007.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY STATEMENT

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-QSB is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Amendment No. 1 to our annual report on

Form 10-KSB/A for the year ended December 31, 2006, filed with the SEC on November 13, 2007 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include those matters included in the section “Risk Factors” further below. Please also refer to the section “Risk Factors” in the Amendment No. 1 to our annual report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on November 13, 2007.

The Company owns or has rights to certain trademarks that it uses in connection with the sale of its products, including, but not limited to, the following: DeckChecker™, Random Ejection™, Random Plus™, PokerOne™, Chip Wa$her™, ShufflePro™, DeckSetter® and Dolphin™. This report also makes reference to trademarks and trade names of other companies.

Overview

As more fully described immediately below, in June 2007, we entered into the Participation Agreement with Elixir Group pursuant to which we propose to redirect our business focus to the placement of electronic gaming machines on a revenue sharing basis in the general Asia region. Although we will continue to pursue the development and distribution of products that increase the security, productivity and profitability of casino operations, our focus will be on the placement of electronic gaming machines on a revenue sharing basis throughout Asia. In June 2007, we transitioned to an all distributor model for the United States and the rest of the world.

In July 2006, we acquired all of the capital shares of Dolphin. Dolphin is engaged in the business of producing high-precision plastic injection molded components and associated tooling, including casino chips and plaques, for the gaming, and automotive industries. As a result of the Dolphin acquisition, we have two segments for financial reporting purposes, our gaming operations and our non-gaming operation, which consists of the Dolphin operations in the automotive sector. In September 2007, based upon performance numbers significantly below our expectations we impaired goodwill and other intangibles in the amount of $4.5 million (see Note 5).

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet arrangements.

Elixir Group Transaction

On June 12, 2007, we entered into the Participation Agreement with Elixir Group. Pursuant to the Participation Agreement, we agreed to issue to Elixir Group our common shares and warrants, subject to Elixir Group’s sourcing and identification of gaming operators located in the general Asia region on our behalf. We will place electronic gaming machines with gaming operators pursuant to lease agreements between us and the operators on a revenue sharing basis. Elixir Group also agreed to sell to us the electronic gaming machines to be placed under the lease agreements.

On September 10, 2007, we conducted an initial closing of the transactions under the Participation Agreement between us and Elixir Group. At the initial closing, we issued to Elixir Group 25,000,000 shares of our common stock and warrants to purchase an additional 88,000,000 shares of our common stock. On September 13, 2007, we issued an additional 15,000,000 shares of our common stock to Elixir Group pursuant to the Participation Agreement based on Elixir Group’s placement of additional electronic gaming machines. Based on the aforementioned issuances, as of November 9, 2007, we had 93,389,211 shares of common stock issued and outstanding, of which 41,000,000 (or 43.9%) are held by Elixir Group.

The closing of the transactions under the Participation Agreement, including our issuance of common shares and warrants to Elixir Group, were approved by our shareholders at a special meeting of shareholders held on September 10, 2007.

According to the terms of the Participation Agreement, Elixir Group has the right to “earn-in” an equity interest in our company based on the achievement of various performance milestones in terms of (a) the cumulative number of the electronic gaming machines that are contracted to be placed and leased pursuant to lease agreements entered into between us and the gaming operators sourced and identified by Elixir Group (the “gaming machines under contract”) and (b) the cumulative number of electronic gaming machines physically placed by us and in operation in the gaming premises of gaming operators pursuant to the lease agreements (the “gaming machines in operation”). The initial close of the transactions under the Participation Agreement was subject to the placement of at least 1,000 gaming machines, which pursuant to the terms of the Participation Agreement includes gaming machines under lease agreements and in a public gaming area subject to temporary closure for compliance or safety reasons. As of the closing, 320 gaming machines were producing revenue and in excess of 680 gaming machines were shipped to or placed in a venue subject to temporary closure. Those 680 gaming machines are expected to commence revenue producing operations by the end of fiscal 2007.

At the initial close, we issued to Elixir Group 25,000,000 common shares and warrants, with an exercise price of $2.65 per share, to purchase up to 88,000,000 additional shares of our common stock. The warrants vest and first become exercisable based on the achievement of certain milestones with respect to the number of gaming machines under contract and in operation. Elixir Group is entitled to earn a total of 55,000,000 shares of our common stock (inclusive of the 25,000,000 shares issued at the initial closing and the 15,000,000 shares issued on September 13, 2007) and the warrants will vest and become exercisable subject to achieving the following milestones with respect to the cumulative number of gaming machines under contract and in operation as follows:

Cumulative Gaming Machines Under Contract		Cumulative Gaming Machines in Operation	Shares Earned by Elixir Group	Vesting of Warrants Earned by Elixir Group
	1,000	1,000	25,000,000	—
	2,000	1,000	15,000,000	22,000,000
	3,000	2,000	10,000,000	22,000,000
	4,000	3,000	5,000,000	22,000,000
	5,000	4,000	—	22,000,000
Total	5,000	4,000	55,000,000	88,000,000

In addition to the above, we agreed that upon the initial placement of 1,000 gaming machines in operation with gaming operators identified by Elixir Group, we would reduce by $1.00 the exercise price of all warrants (other than 6,000,000 common share warrants priced at $2.65) sold to Elixir Group pursuant to a securities purchase agreement entered into in October 2006 (the “2006 Warrants”). When the cumulative number of gaming machines under contract reaches 2,000 units and the cumulative number of gaming machines reaches 1,000 units, we agreed to further reduce by $1.00 the exercise prices of the 2006 Warrants. When the cumulative number of machines under contract reaches 3,000 units and the cumulative number of machines in operation reaches 2,000 units, we will further reduce by $1.00 the exercise prices of the 2006 Warrants. As of the date of this report, we have reduced the exercise price of the 2006 Warrants by $2.00 based on the achievement of the related performance milestones (see Note 8 to our unaudited consolidated financial statements).

In connection with the closing of the transactions under the Participation Agreement, we entered into a registration rights agreement with Elixir Group. The registration rights agreement requires us to file a selling shareholder registration statement with the SEC, within 30 days following the initial closing of the transactions under the Participation Agreement, for purposes of registering the resale of the shares of the Company’s common stock issued to Elixir Group pursuant to the transaction, including all shares that are issued, or may be issued, upon exercise of the warrants. Pursuant to the registration rights agreement, the holders of the securities are also entitled to certain demand and piggyback registration rights. In connection with a securities amendment and exchange agreement entered into by us with Elixir Group on October 21, 2007, Elixir Group agreed to defer its registration rights for one year.

The transactions under the Participation Agreement are being accounted for pursuant to EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. In accordance with EITF 96-18, we valued the initial 25,000,000 common shares and 88,000,000 warrants at fair value on the measurement date which occurred when the first performance milestone was achieved. The common shares were initially capitalized in accordance with SFAS 91 and the warrants were deferred in equity as deferred contract acquisition fees until vested subject to certain performance criteria. The fair value of the common shares totaled $77.8 million and the fair value of the warrants totaled $176.9 million. The initial direct costs associated with the issuance of the common stock are subject to recoverability and impairment testing (see Note 5 to our unaudited consolidated financial statements).

Once the first milestone was achieved, our company and Elixir Group become related parties. On September 13, 2007, the second milestone was achieved and 15,000,000 shares of our common stock with a fair value of $53.1 million were issued and 22,000,000 of the above referenced warrants vested. As this transaction was between related parties, in accordance with SFAS 13 and SFAS 91, the fair value of the common shares and the vested portion of the warrants were recorded as expense when incurred. Accordingly, we expensed $97.3 million to contract acquisition fees during the third quarter of fiscal 2007.

In addition, we recorded $15.2 million in related party accounts payable for our purchase of electronic gaming machines from Elixir Group (see note 10).

Private Placement

On October 19, 2007, we entered into a securities purchase agreement and a registration rights agreement with certain accredited investors for the private placement of 15,000,000 shares of its common stock at a price of $3.50 per share, for aggregate gross proceeds of $52.5 million. The purchase and sale of the common shares closed on October 25, 2007. The securities purchase agreement includes customary representations, warranties, and covenants by the investors and us, and an indemnity from us. Pursuant to the terms of the registration rights agreement, we agreed to cause a resale registration statement covering the shares to be filed within 30 days after closing. The registration rights agreement also provides that we must pay penalties in the amount on a progressive rate of up to 3% of the relevant subscription amount if we fail to timely complete and maintain the registration of the resale by the investors. In accordance with EITF 00-19-2: Accounting for Registration Payment Arrangements, we believe it is probable we will be able to comply with the provision and accordingly no liability will be recorded at this time.

Exchange Agreement

On October 21, 2007, we entered into a securities amendment and exchange agreement (“Exchange Agreement”) with Elixir Group. The agreement provides that certain outstanding vested and unvested warrants issued to Elixir Group pursuant to the “earn-in” provision of the Participation Agreement will be cancelled in exchange for our issuance of our common stock, at an exchange ratio of 1 newly issued common share for every 2.5 outstanding warrants. Under the Exchange Agreement, Elixir Group will exchange 12,000,000 of its outstanding vested warrants for 4,800,000 shares of our common stock, and up to 66,000,000 of Elixir Group’s outstanding unvested warrants will be exchangeable for up to 26,400,000 shares of our common stock upon the vesting of such warrants. The exchange of warrants for shares under the Exchange Agreement is subject to the approval of our shareholders and the transaction is expected to close, subject to shareholder approval, in December 2007. In addition, the agreement also extended the time we have to register certain of Elixir Group’s securities for resale pursuant to our obligations to Elixir Group under registration rights agreements dated January 18 and September 10, 2007, respectively, for one year after our registration statement to be filed in connection with the private placement described above becomes effective. We will record the transaction in accordance with SFAS 123R, Share-Based Payments.

Results of Operations

Comparison of Three Months Ended September 30, 2007 and 2006

For the three months ended September 30, 2007, we increased revenue by $461,000, or 20%, to $2.8 million compared to $2.3 million for the prior year period. This increase was primarily driven by an increase in shuffler and participation revenue. The increase in revenue was partially offset by a decrease in non-gaming automotive sales. Increased sales of shuffler product during the period was attributable to (a) initial sales to our new US distributor and (b) international sales to Asia-based distributor, Elixir Group to stock their inventory. As a result of the closing of the Elixir Group transaction, participation revenue increased 100% to $0.1 million. Gross margin improved to 7% for the three months ended September 20, 2007, compared to 1% in the corresponding period of the prior year. This improvement is primarily due to increased production efficiencies and cost controls in our non-gaming product line and an increase in gross margin on shuffler sales due to prior year quarter product returns and upgrades which did not occur in the current year period. Specific product line results for the three months ended September 30, 2007 and 2006 are provided below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percentage change	2007	2006	Percentage change
Shuffler Sales
Revenue	606,681	35,731	1,598%	858,534	(7,275)	(11,901)%
Gross margin %	60%	(152)%	722%	60%	6,166%	(215)%

Shuffler Rentals
Revenue	27,784	51,416	(46)%	103,087	178,462	(42)%
Gross margin %	84%	85%	(46)%	86%	84%	(41)%

DeckChecker Sales
Revenue	27,701	176,808	(84)%	1,039,485	1,103,410	(6)%
Gross margin %	37%	66%	(91)%	69%	71%	(8)%

DeckChecker Rentals
Revenue	21,560	24,186	(11)%	63,400	88,388	(28)%
Gross margin %	95%	83%	2%	95%	84%	(19)%

Chip Washer Revenue
Revenue	23,125	—	100%	65,125	—	100%
Gross margin %	24%	—	100%	53%	—	100%

Casino Chips
Revenue	117,061	55,348	112%	1,989,118	1,252,618	59%
Gross margin %	(2)%	11%	(140)%	17%	44%	(38)%

Participation Games
Revenue	131,356	—	100%	131,356	—	100%
Gross margin %	(19)%	—	100%	(19)%	—	100%

Non-gaming products
Revenue	1,669,445	1,850,043	(10)%	4,830,170	1,850,043	161%
Gross margin %	1%	(1)%	170%	(2)%	(1)%	(480)%

Other
Revenue	189,685	159,817	19%	636,986	287,018)	122%
Gross margin	(109)%	(60)%	116%	(132)%	(212)%	38%

Shuffler sales. Revenue from shuffler sales increased by $571,000 in the third quarter of 2007 over the prior year period as a result of an increase in unit sales. The increase in unit sales was a result of the sales channel transition to distributors as discussed above. Gross margin improved to 60% in the third quarter of 2007 as a result of a decrease in costs associated with the one-time product upgrades and product returns during the prior year period. We expect margins to decrease for a short period due to the transition to a full distributor model but expect them to level off during the next twelve months.

Shuffler rentals. Shuffler rental revenue decreased $23,600 in the third quarter of 2007 from the prior year period as a result of the transition to the new global distribution model which does not include rental revenue. In the new model, we will only be selling equipment to distributors and as a result our rental revenue for these products will continue to decline.

DeckChecker sales. DeckChecker sales decreased by $150,000 or 84%. This is due to the decrease in unit sales from 13 in the three month period ended September 30, 2006 to 2 in the current year period as a result of a lower level of new casino openings. In the prior year, we generated increased sales for two new casino openings in Macau. Gross margin decreased in the current year period as a result of lower average sales prices given to our distributors.

DeckChecker rentals. DeckChecker rentals remained flat. As we have moved to a new global distribution model which does not include rental and or lease of equipment, we expect this revenue stream to decrease to zero.

Casino chip sales. Casino chip sales increased to $117,000 or 112%. This increase is due to existing customers replenishing their inventory of chips at their casino. Gross margin was negatively impacted by production costs associated with building product for demonstration and exhibition purposes

Participation revenue. During September 2007, the Company entered into a new revenue stream of participation revenue. During the quarter, revenue of $131,000 was recognized with corresponding depreciation of $156,000. We expect margins to improve as the venues in which the games have been placed mature and the installed base of games increases.

Non-gaming products sales. Revenue from non-gaming product sales decreased by $181,000 to $1.7 million or 10%. Gross margin improved from (1)% to 1% as a result of improved production efficiencies.

Other income. The increase in other revenues was attributable to an increase in service revenue compared to the corresponding period of the prior year while gross margin was negatively impacted by an inventory write off of approximately $136,000 resulting from the write-down of legacy products.

General and Administrative Expense

For the three months ended September 30, 2007, our general and administrative expenses decreased $325,000 or 12% to $2.5 million compared to $2.7 million in the corresponding period of the prior year. This decrease is primarily related to the following:

•                  Wages and salaries decreased approximately $237,000 over the prior year period as a result of the decrease in headcount.

•                  We experienced a decrease in travel and related expenses of approximately $80,000 in the current year quarters compared to the corresponding period of the prior year as a result of less headcount and reduced travel abroad. We expect these costs to increase in the future.

Stock-Based Compensation

During the third quarter of 2007, our expenses for share based compensation totaled $4.4 million as compared to $224,000 in the corresponding period in the prior year. This increase is primarily due to $3.2 million of expenses incurred upon the acceleration of vesting on certain stock options due to the change in control represented by the closing of the transaction under the Participation Agreement. Additionally, approximately $1.2 million represented the share-based compensation of stock options granted to Elixir Group employees and affiliates in September 2007.

Restructuring Charge

In accordance with SFAS 146, Accounting for Cost Associated with Exit or Disposal Activities, we incurred a restructuring charge of $1.6 million for severance wages and benefits based upon contractual and other agreements with employees which only includes charges for termination benefits measured at the estimated fair value at the termination date. It does not include charges for services yet to be rendered. The total reduction in headcount is 21 people. On September 10, 2007, as part of the closing of the Participation Agreement with Elixir Group, we announced a change in executive management. As announced in February 2007, we committed to corporate restructuring. As part of the restructuring, in October 2007, we gave termination notice to all service technicians, inventory management personnel, some regulatory compliance personnel and some administrative staff. None of these costs have been paid to date. Restructuring charges have been presented within operating earnings in the condensed consolidated statement of earnings.

Impairment Charges

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment on an annual basis or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Dolphin which was acquired in July 2006, has not met expectations to date due to a number of factors one of which includes the loss of a general manager and sale staff in early 2007 and to date the Company has not found a suitable replacement. As such, we believe that original forecast needed to be adjusted downward and a test for impairment was warranted.

In accordance with SFAS 142, we performed a two-step impairment test which compares the fair value of a reporting unit with its carry amount, including goodwill and allocating the fair value to all the assets and liabilities of Dolphin as if the reporting unit had been acquired in a business combination.

Based on our review, we recorded an impairment writedown to goodwill of $1.5 million for the non-gaming products segment and $2.6 million for the gaming products segment, for a trial writedown of $4.1 million.

We amortized other identifiable intangible assets, such as customer relationships and trade names, on the straight-line method over their estimated useful lives. We assessed the potential impairment of intangible assets subject to amortization based upon the events identified above. We determined that the carrying value of the Dolphin customer relationships and trade names for the non-gaming products segment would be recoverable but not recoverable for the gaming segment, based upon the our calculation of the asset’s fair value based on the projected net cash flows expected to result from that asset, including eventual disposition. Based upon the above, we recorded impairment writedowns to other identifiable intangible assets of the gaming product segment of $423,000 as of September 30, 2007.

The following table summarizes the goodwill and intangible impairment writedowns:

Goodwill	$4,063,737
Customer relationships	378,000
Trademarks	45,000
$4,486,737

On January 25, 2007, we issued warrants to purchase up to 16,000,000 shares of the Company to Elixir Group, which at the time was our Asian distributor, as an incentive to meet certain sales targets. These warrants were accounted for in accordance with FASB Emerging Issues Task Force Issue (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The warrants had a fair market value of $6,147,000 as of January 25, 2007 and were classified in the balance sheet as prepaid commissions subject to amortization to commission expense at a rate of 8% of the gross revenue generated by the distributor.

In September 2007, we conducted the initial closing of the transactions under the Participation Agreement between the Company and Elixir Group (see Note 8). As part of the Participation Agreement, we agreed that upon the initial placement of 1,000 gaming machines with gaming operators identified by Elixir Group, we would reduce by $1.00 the exercise price of 10 million of the above referenced warrants, which originally had exercise prices ranging from $3.00 per share to $5.50 per share. When the cumulative number of gaming machines under contract reaches 2,000 units and the cumulative number of gaming machines reaches 1,000 units, we agreed to further reduce by $1.00 the exercise prices of the 10 million warrants. When the cumulative number of machines reaches 3,000 units under contract and the cumulative number of machines reaches 2,000 units, we will further reduce by $1.00 the exercise prices of the 10 million warrants. As of the date of this report, we have reduced the exercise price of the 10 million warrants by $2.00 based on the achievement of the related performance milestones.

In accordance with SFAS 123R, Share-based Payments, the reduction in exercise price constituted a modification in terms and the warrants and required a recalculation of fair value. The modification increased the fair value of the warrants by $21 million bring the unamortized balance of the prepaid sales incentive account to $25.9 million. Per FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable including an accumulation of costs significantly in excess of the amount originally expected for the acquisition.

We estimated fair value using present value techniques based on estimates of cash flows. In accordance with Statement 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Based upon the above, we will record impairment to the asset of $25.1 million and presented in loss from operations in our consolidated statement of operations and deficit.

On September 10, 2007, we issued Elixir Group 25,000,000 shares of its common stock and 88,000,000 warrants, subject to certain performance criteria, to purchase our common stock pursuant to the Participation Agreement. Based on market quotes, the shares had a fair value of $77.8 million (see Note 7) which was capitalized in accordance with SFAS 91 and the warrants had a fair value of $176.9 million which were deferred in equity as deferred contract acquisition fees until vested in accordance with EITF 96-18.. In accordance with SFAS 144, we tested this asset for recoverability using present value techniques based on estimated future cash flows. Based upon this assessment, we will record an impairment loss of $77.8 million recorded as participation agreement acquisition fees in the condensed consolidated statement of earnings for the 25,000,000 shares.

Impairment charges have been presented within operating earnings in the condensed consolidated statement of earnings.

Research and Development Expense

For the three months ended September 30, 2007, research and development expenses were $329,000 or 27% less than the three month period ended September 30, 2006. The decrease in research and development expenses was due to reduced expenses related to the development of our ShufflePro and Chip Washer products.

Other Income (Expense)

Interest Expense and Finance Fees

For the three months ended September 30, 2007, we incurred interest expenses and finance fees of $708,000, a decrease of 42% from the corresponding period of the prior year. The decrease in interest expense was due to the lower amount of principal and the rate of interest payable on the principal amount for the third quarter of 2007 as compared to interest expenses for the corresponding period in the previous year. In April 2007, we repaid principal in the amount of $2.15 million of outstanding notes payable with the proceeds from the stock sale described in Note 11. In November 2007, we paid $11.0 million of principal and interest of our 8% long-term debt with the proceeds from stock sale described in Note 16 to our unaudited condensed financial statements.

Comparison of Nine Months Ended September 30, 2007 and 2006

For the nine months ended September 30, 2007, we increased revenue by $4.9 million, or 104%, to $9.7 million compared to $4.8 million for the prior year period. This increase was primarily driven by the increase in non-gaming automotive product revenue as a result of an increased demand from our customers at Dolphin and an increase in shuffler and casino chip sales. Increased sales of shuffler products during the period were attributable to (a) initial sales to our new US distributor and (b) international sales to our Asia-based distributor, Elixir Group. Gross margin decreased to 10% for the nine months ended September 30, 2007 compared to the prior year period of 10% as a result of the increase of the lower margin non-gaming product line for fiscal 2007. Specific product line results for the nine months ended September 30, 2007 and 2006 are provided in the table above (page 22).

Shuffler sales. Revenue from shuffler sales increased by $865,000, in the first nine months of 2007 over the prior year period as a result of an increase in unit sales and a decrease in product upgrades and returns. The increase in unit sales was a result of the sales channel transition to distributors as discussed above. Gross margin improved to 60% in the first nine months of 2007 as a result of a decrease in costs associated with the one-time product upgrades during the prior year period. We expect margins to decline slightly due to the distributor model and then to level off in the next twelve months.

Shuffler rentals. Shuffler rental revenue decreased $75,000 in the first nine months of 2007 from the prior year period as a result of the transition to the new global distribution model which does not include the rental of shufflers. As a result our rental revenue for these products will eventually decline to zero.

DeckChecker sales. The decrease in DeckChecker sales was due to the decrease in unit sales during the first nine months of 2007 as compared to the prior year period. Gross margin decreased as a result of lower average sales prices given to our distributors.

DeckChecker rentals. DeckChecker rental revenue declined as a result of the transition to the new distribution model in the US and Asia. Rental revenues are expected to decline to zero over the next twelve months.

Casino chip sales. The 59% increase in revenue from casino chip sales in the first nine months of 2007 was a result of a $1.5 million sale of RFID casino chip order to a Macau casino in the first quarter 2007. Our gross margin decreased 27% due to more sales through distributors in the current year period compared to the corresponding period of the previous year.

Participation revenue. During September 2007, we entered into a new revenue stream of participation revenue. During the quarter, revenue of $131,000 was recognized with corresponding depreciation of $156,000. We expect margins to improve as the venues in which the games are placed mature and the installed base of games increases.

Non-gaming product sales. Revenue increased approximately $3.0 million 161% as a result of the timing and transition of orders in backlog. Sales are expected to remain stable over the next twelve months. Our gross margin decreased by 1% and is expected to improve as we move to cut expenses and improve our production efficiencies.

Other income. The increase in other revenues was attributable to an increase in service revenue compared the corresponding period of the prior.

General and Administrative Expense

For the nine months ended September 30, 2007, our general and administrative expenses increased $2.0 million or 33% over the corresponding period of the prior year. This increase is primarily related to the following:

•                  Consulting and accounting expenses increased $667,000 to $1.4 million compared to $728,000 in the corresponding period in the prior year. This increase is primarily due to an increase in accounting and audit fees related to restatements of our previously issued financial statements, an increase in consulting fees of $325,000 related to financial services and an increase in consulting fees for accounting and marketing.

•                  During the first nine months of 2007, we incurred an increase in wages and salaries, including commissions, of $483,000 to $2.7 million in the current year period compared to $2.3 million in the corresponding period of the prior year as a result of the increase in wage increases to senior management in the first quarter of 2007 and an increase in commission expense of $178,000 partially offset by a decrease in headcount.

•                  Legal and regulatory costs increased approximately $608,000 to $1.6 million during the nine months ended September 30, 2007, compared to $1.0 million in the corresponding period of the prior year as a result of fees related to the Elixir Group transaction, and the filing of various motions in connection with the patent litigation.

Stock Option Compensation

During the first nine months of 2007, our expenses for share based compensation totaled $6.2 million, an increase of $5.3 million or 637% compared to $837,000 in the corresponding period of the prior year. The increase is due to the change of control which occurred on September 10, 2007, which triggered the vesting of outstanding options under our plan, resulting in a charge of $3.8 million. In addition, we incurred a charge of approximately $1.2 million for options granted on September 10, 2007.

Restructuring Charge

In accordance with SFAS 146, Accounting for Cost Associated with Exit or Disposal Activities, we incurred a restructuring charge of $1.6 million for severance wages and benefits based upon contractual and other agreements with employees which only includes charges for termination benefits measured at the estimated fair value at the termination date. It does not include charges for services yet to be rendered. The total reduction in headcount is 21 people. On September 10, 2007, as part of the closing of the Participation Agreement with Elixir Group, we announced a change in executive management. As announced in February 2007, we committed to corporate restructuring. As part of the restructuring, in October 2007, we gave termination notice to all service technicians, inventory management personnel, some regulatory compliance personnel and some administrative staff. None of these costs have been paid to date. Restructuring charges have been presented within operating earnings in the condensed consolidated statement of earnings.

Research and Development Expense

Research and development expenses decreased by $521,000 or 41% to $740,000 for the nine months ended September 30, 2007 compared to $1.3 million in the corresponding period of the prior year. The decrease in research and development expenses was due to reduced expenses related to the development of our ShufflePro and ChipWasher products.

Other Income (Expense)

Interest Expense and Finance Fees

For the nine months ended September 30, 2007, we incurred interest expenses and finance fees of approximately $1.8 million, a decrease of 14% from the corresponding period of the prior year. The decrease in interest is due to the lower amount of principal and rate of interest payable on the principal amount for the nine months ended September 30, 2007 as compared to the corresponding period of the prior year which consisted of the 9% senior secured notes, the 10% senior secured convertible notes and the $5 million 9% line of credit. In April 2007, we repaid principal in the amount of $2.15 million of outstanding debt and in November 2007, we repaid principal in the amount of $10.6 million with the proceeds from the stock sale described in Note 11 to our unaudited condensed consolidated financial statements, which will reduce our interest expense going forward.

Other income increased $500,000 or 100% for the nine months ended September 30, 2007, as a result of the sale of intellectual property related to the discontinued SecureDrop® product line.

Liquidity and Capital Resources

As of September 30, 2007, we had a working capital deficiency of $18.2 million, an increase of approximately $16.7 million compared to our working capital deficit as of December 31, 2006. The increase is primarily due to continued losses from operations and an increase in trade payables, including payables of $15.2 million as of September 30, 2007 resulting from our purchase of electronic gaming machines for placement on a revenue sharing basis with gaming operators located in the general Asia region. We have historically incurred losses from operations. During the nine month period ended September 30, 2007 and the fiscal year ended December 31, 2006, we incurred negative cash flow from operations of $7.3 million and $7.7 million, respectively.

On October 25, 2007, we sold 15,000,000 shares of our common stock at a price of $3.50 per share, for aggregate gross proceeds of $52.5 million pursuant to a securities purchase agreement and a registration rights agreement with certain accredited investors. After commissions and offering costs, the net proceeds to us were approximately $49.8 million. As of November 2007, we applied approximately $4.6 million of the net proceeds towards the payment of trade payables owed to Elixir Group for that party’s sale of electronic gaming machines to us. We also applied $11.0 million of net proceeds towards the payment of notes payable. The balance of the net proceeds will be used for the purchase of additional electronic gaming machines and working capital.

After giving effect to our receipt of the $49.8 million in net proceeds and the payment of $15.6 million in trade payable and notes payable, our pro forma working capital as of September 30, 2007 was approximately $16.0 million.

In June 2007, we entered into the Participation Agreement described above with Elixir Group for the placement of electronic gaming machines in certain Asian markets. If all the performance criteria are met, management believes that we will need at least $75.0 million of capital over the next 12 months, in addition to the $52.5 million of capital we received in the October 2007 private placement, in order to fund our present commitments and projected agreements for the placement of electronic gaming machines pursuant to the Participation Agreement. We will consider raising additional funds through various financing sources, including the sale of our equity and debt securities, the procurement of commercial debt financing with a bias towards debt financing over equity raisings. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. Alternative sources to enhance the Company’s working capital position include the negotiation of longer gaming machine payment terms or the exercise of warrants currently outstanding. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results may occur:

•                  the percentage ownership of our existing stockholders will be reduced;

•                  our stockholders may experience additional dilution in net book value per share; or

•                  the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Critical Accounting Policies and Estimates

Following is a summary of what our management believes are the critical accounting policies related to our operations. The application of these policies, in some cases, requires management to make subjective judgments and estimates regarding the effect of matters that are inherently uncertain. See Note 1, “Description of Business and Significant Accounting Policies,” to the Company’s Amendment No. 1 to Annual Report on Form 10-KSB/A for the year ended December 31, 2006, filed with the SEC on November 13, 2007, for a more detailed discussion of our accounting policies. Except as described below, we do not employ any critical accounting policies selected from among available alternatives or that require the exercise of significant management judgment to apply, and we believe none of our estimates are so highly uncertain or susceptible to change as to present a significant risk of a material impact on our financial condition or operating performance.

Allowance for Doubtful Accounts

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

Revenue Recognition

We recognize revenue from the sale of our gaming products upon shipment against customer contracts or purchase orders. Sales are recognized immediately when shufflers that are rented are converted to purchases depending on the creditworthiness and payment history of the casino company since payment terms are from 20 to 48 months. As of September 2007, we will no longer rent any gaming products.

Our participation revenue earns revenue from the operation of gaming machines and the related systems placed in casinos on a daily fee basis. Revenue of these sources is recognized based on the contractual terms of the participation agreement is generally based on a share of the net winnings.

Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms. All rental contracts are cancelable upon 30-day written notice by the customer. Maintenance expense for rental units is recorded in the period it is incurred. The revenue from this source will decline to zero by year end.

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

Intangible Assets

We currently amortize our intangible assets (patent and technology rights) on a straight-line basis over currently estimated useful lives of 10 to 13 years. Management believes that the useful life of patents and technology rights equals the full term of the patent.

Legal Defense Costs

We do not accrue for future litigation defense costs, if any, to be incurred by us in connection with outstanding litigation and other disputed matters but, instead, record such costs as the related legal and other services are rendered.

Income Taxes

At September 30, 2007, we had net operating loss carry forwards for US federal income tax purposes of approximately $83,000,000. These operating loss carry forwards expire in the years 2010 through 2026. No tax benefit has been reported in the financial statements for the current period because the potential tax benefits of the net operating loss carry forwards have been offset by a 100% valuation allowance. The valuation allowance is based on the history of our earnings.

Moreover, transactions under the Participation Agreement do not assure that we will have taxable income in the current or future periods.

Lastly, Section 382 of the Internal Revenue Code of 1986, as amended, limits our potential to fully utilize net operating loss carry forwards after a certain change in ownership. We presently estimate an annual limitation of approximately $5,750,000.

The Australian tax rate is 30% and our Australian subsidiary has a deferred tax asset as of December 31, 206 of approximately $80,000 and carry forward losses as of September 30, 2007 are approximately $900,000. In addition, we have a deferred tax liability of $1.4 million as of September 30, 2007.

We account for income taxes under SFAS No.109, Accounting for Income Taxes. Accordingly, we use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount of expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Based on its evaluation, management believes FIN 48 did have a material effect on our financial statements.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in operations. SFAS No. 159 will become effective for us for financial statements issued for periods beginning in 2008. We are currently evaluating the effect that SFAS Nos. 157 and 159, if any, will have on our future financial position, results of operations and operating cash flows.

Risk Factors

We will require additional funding in the future to continue to operate our business. As of September 30, 2007, we had a working capital deficiency of $18.2 million. On October 25, 2007, we sold 15,000,000 shares of our common stock at a price of $3.50 per share, for aggregate gross proceeds of $52.5 million pursuant to a securities purchase agreement and a registration rights agreement with certain accredited investors. After commissions and offering costs, the net proceeds to us were approximately $49.8 million. We applied approximately $4.6 million of the net proceeds towards the payment of trade payables owed to Elixir Group for that party’s sale of electronic gaming machines to us. We also applied $11.0 million of net proceeds towards the payment of notes payable. The balance of the net proceeds will be used for the purchase of additional electronic gaming machines and working capital.

After giving effect to our receipt of the $49.8 million in net proceeds and the payment of $15.6 million in trade payable and notes payable, our pro forma working capital as of September 30, 2007 was approximately $16.0 million.

Management believes that we will need at least $75.0 million of capital over the next 12 months, in addition to the $52.5 million of capital we received in the October 2007 private placement, in order to fund our present commitments and projected agreements for the placement of electronic gaming machines pursuant to the Participation Agreement if all performance criteria are met. We will consider raising additional funds through various financing sources, including the sale of our equity and debt securities, the procurement of commercial debt financing with a bias toward debt financing over equity raisings. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. Alternative sources to enhance the Company’s working capital include the negotiation of longer gaming machine payment terms or the exercise of warrants currently outstanding. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results may occur:

•                  the percentage ownership of our existing stockholders will be reduced;

•                  our stockholders may experience additional dilution in net book value per share; or

•                  the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005, we have incurred net losses of $213,653,064, $14,605,762 and $23,401,529, respectively, and our operations have used $7,264,503, $7,709,812 and $10,085,798 of cash, respectively. As of September 30, 2007, December 31, 2006 and December 31, 2005, we had accumulated deficits of $314,754,842, $92,957,833 and $78,352,071, respectively. We expect to continue to experience negative cash flow from operations until such time as we are able to substantially increase revenues and control expenses at levels that will allow us to operate on a cash flow positive basis. While management will endeavor generate positive cash flow from our placement of electronic gaming machines in the general Asia region pursuant to the Participation Agreement, there can be no assurance that we will be successful in generating cash flow from operations. The transactions under the Participation Agreement represent a material change in our business model, and that business model has not been proven by us. There can be no assurance we will be able to become profitable. Revenues may not grow in the future, and we may not generate sufficient revenues for profitability. If we become profitable, we may not be able to sustain profitable operations.

Our shareholders will undergo significant equity dilution pursuant to the transactions completed by the Participation Agreement. According to the terms of the Participation Agreement, Elixir Group had the right to “earn-in” an equity interest in our company based on the achievement of various performance milestones in terms of the cumulative number of the electronic gaming machines that are contracted to be placed and actually placed by us with gaming operators sourced and identified by Elixir Group. At the initial close, we issued to Elixir Group 25,000,000 common shares and warrants, with an exercise price of $2.65 per share, to purchase up to 88,000,000 additional shares of our common stock. The warrants vest and first become exercisable based on the achievement of certain milestones with respect to the number of gaming machines under contract and in operation. Elixir Group is entitled to earn a total of 55,000,000 shares of our common stock (inclusive of the 25,000,000 shares issued at the initial closing and the 15,000,000 shares issued on September 13, 2007) and the warrants will vest and become exercisable subject to achieving the following milestones with respect to the cumulative number of gaming machines under contract and in operation. Our issuance of equity to Elixir Group pursuant to the Participation Agreement will result in significant equity dilution to our shareholders.

The accounting treatment of the transactions under the Participation Agreement will negatively impact our reportable net profit (loss) over the life of the gaming machine lease agreements that relate to the equity earned by Elixir Group. Our issuance of common shares and warrants to Elixir Group under the Participation Agreement will be accounted for under EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which addresses the accounting for, among other things, the issuance of equity in exchange for services rendered. As electronic gaming machines are placed with gaming operators in satisfaction of the milestones set forth in the Participation Agreement, and Elixir Group earns equity thereby, we will debit deferred costs and credit accrued unit placement cost liability, in the dollar amount of shares earned using the value of the shares earned based on market price as of the date of placement. As revenue is earned, the deferred costs will be amortized over the life of the lease agreement relating to the applicable electronic gaming machines. Assuming a share price of $3.00 for our common stock throughout the period Elixir Group earns all 55,000,000 common shares under the Participation Agreement, we would realize a cumulative total of approximately $165,000,000 in non-cash charges to its income statement over the life of the gaming machine lease agreements that relate to the common shares earned by Elixir Group. Although this amount is a non-cash charge and would not negatively impact cash flow from operations or EBITDA, the charges are likely to materially negatively impact our reportable net profit (loss) from operations.

The transactions under the Participation Agreement represent a material change in our business model, and that business model has not been proven by us. Our decision to pursue the transactions under the Participation Agreement, and specifically our decision to issue the significant equity to Elixir Group based upon the resulting placement of electronic gaming machines, was based in large part on certain pro forma financial projections and underlying forecasts and assumptions concerning future events and circumstances, including, but not limited to, Elixir Group’s ability to source and identify gaming operators in the Asia market with which we might place electronic gaming machines and the commercial success of those machines, which our management believed to be significant to our future operations under the Participation Agreement. Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequently may affect other assumptions. Therefore, the actual results achieved may vary from the pro forma projections considered by our management, and the variations may be material. No assurance can be given that our future results of operations under the Participation Agreement will meet with consumer acceptance or market success.

We are increasing our operations in Asia and could be subject to risks of doing business in the region. We intend to increase our business operations in Asia, and particularly in China and Southeast Asia. As a result, our exposure to the business risks presented by the economies and regulatory environments of Asia will increase. For example, the validity, enforceability and scope of protection of intellectual property is uncertain and evolving in China, and our intellectual property rights may not be protected under the laws of China to the same extent as under laws of the United States. If our intellectual property is misappropriated, we may experience unfair competition and declining sales or be forced to incur increased costs of enforcing our intellectual property rights, both of which would adversely affect our net sales, gross margins and results of operations.

Elixir Group holds a controlling interest in our common stock, giving Elixir Group the power to control our management and all stockholder actions. As a result of the transactions consummated under the Participation Agreement, our company has undergone a change in control in which Elixir Group now holds a controlling interest in our company. As of the date of this report, Elixir Group owns 41 million shares of our common stock, representing 43.9% of our issued and outstanding common shares, and has the right to earn another 15 million common shares under the Participation Agreement. Accordingly,

Elixir Group effectively controls our management and all matters requiring approval by our stockholders, including the ability to elect our entire board of directors and the approval of mergers and other significant corporate transactions. This concentration of ownership will make it difficult for other stockholders to effect substantial changes in our company, and also will have the effect of delaying, preventing or expediting, as the case may be, a further change in control of our company.

The interests of Elixir Group may conflict with the interests of our other stockholders. Elixir Group, as our controlling stockholder, effectively controls all matters submitted for stockholder approval and has control over our management and affairs. We cannot assure you that the interests of Elixir Group will coincide with the interests of our other stockholders. Although our board of directors has created a conflicts committee, made up exclusively of directors independent of Elixir Group, with veto rights over certain transactions between us and Elixir Group, in circumstances involving a conflict of interest between Elixir Group, on the one hand, and our company or the other stockholders, on the other, we can give no assurance that Elixir Group would not exercise its power to control us in a manner that would benefit Elixir Group to the detriment of our other stockholders.

Our growth into markets outside the United States exposes us to risks inherent in international business operations. We market and sell our electronic gaming machines both domestically and outside the United States. We intend to focus our sales efforts in Asia, but our international expansion efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

•                  heightened price sensitivity from customers in emerging markets;

•                  our ability to establish local manufacturing, support and service functions, and to form channel relationships with resellers in non-US markets;

•                  localization of our electronic gaming machines and components, including translation into foreign languages and the associated expenses;

•                  compliance with multiple, conflicting and changing governmental laws and regulations;

•                  foreign currency fluctuations;

•                  laws favoring local competitors;

•                  weaker legal protections of intellectual property rights and mechanisms for enforcing those rights;

•                  market disruptions created by public health crises in regions outside the US, such as Avian flu, SARS and other diseases;

•                  difficulties in staffing and managing foreign operations, including challenges presented by relationships with workers’ councils and labor unions; and

•                  changing regional economic and political conditions.

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

We rely on distributors in international markets, and our limited sales experience in foreign countries could cause us to lose sales. Substantially all sales of our products domestically and outside the US are achieved through distributor relationships. We believe the distributors that we have engaged are experienced and reputable; however, if we are unable to manage these relationships, our ability to generate revenue and profits in the non-US market may be adversely affected. To the extent that we engage in direct sales outside the US, we have limited sales experience and history in foreign markets.

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

Item 3.    CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls. As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our chief executive officer and chief financial officer, concluded that as of September 30, 2007 our disclosure controls and procedures were effective.

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

Subsequently, management initiated preliminary remediation steps to address the material weaknesses and the significant deficiency identified. These remediation steps include planning for and documenting the implementation of formal disclosure checklist processes and procedures to ensure that there is proper authorization of payment on vendor invoices. We also initiated a search for an addition to our accounting team with strong public accounting financial reporting experience. During the third quarter of fiscal 2007, we strengthened our financial organization by hiring an additional member to our management team, with extensive experience in SEC reporting and GAAP, who will be responsible for providing added training and financial discipline to the financial reporting process. We also added to the accounting staff, a certified public accountant with “Big Four” audit and accounting experience. We are continuing to assess and strengthen our financial organization by seeking additional qualified staff. Additionally, we are training other appropriate personnel in the required approach and documentation standard for each key account analysis.

Changes in Internal Control. During the quarter ended September 30 2007, we implemented the changes to our internal controls described above. No other change in our internal control over financial reporting occurred during the quarter ended September 30 2007, that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special meeting of shares holders on September 10, 2007, for purposes of :

•                  Approving the Participation Agreement between us and Elixir Group, and to authorize and approve the issuance of shares of our common stock and warrants to Elixir Group pursuant thereto;

•                  Approving the grant of options to purchase up to 5,000,000 shares of our common stock to certain officers, directors and employees of Elixir Group and its affiliates;

•                  Approving an amendment to our Amended and Restated 1999 Stock Option Plan to increase the number of shares of common stock reserved under the plan;

•                  Approving an amendment to our articles of incorporation to increase our authorized common stock;

•                  Re-electing five directors and elect three new directors, each to serve until our 2008 annual meeting of stockholders;

All of the persons nominated to serve on our board of directors, namely Mark R. Newburg, James E. Crabbe, Major General Paul A. Harvey, Vincent L. DiVito, Robert L. Miodunski, Gordon Yuen, Joe Pisano and Lorna Patajo-Kapunan, were elected to our board of directors. In addition, our shareholders approved each of the other proposals set forth at the meeting as follows:

Our shareholders approved the Participation Agreement between us and Elixir Group, and authorized and approved the issuance of shares of our common stock and warrants to Elixir Group pursuant thereto, with shares voted as follows:

Shares voted for	24,156,936
Shares against	70,962
Shares abstaining	2,500

Our shareholders approved the grant of options to purchase up to 5,000,000 shares of our common stock to certain officers, directors and employees of Elixir Group and its affiliates, with shares voted as follows:

Shares voted for	22,483,068
Shares against	1,744,614
Shares abstaining	2,716

Our shareholders approved an amendment to our Amended and Restated 1999 Stock Option Plan to increase the number of shares of common stock that may be issued thereunder, with shares voted as follows:

Shares voted for	22,388,663
Shares against	1,832,889
Shares abstaining	8,846

Our shareholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of common stock, with shares voted as follows:

Shares voted for	24,193,715
Shares against	33,393
Shares abstaining	3,290

There were no broker non-votes cast on any of the above matters.

Item 6.       EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Amendment to articles of incorporation filed with the Nevada Secretary of State on September 10, 2007	Filed electronically herewith

10.1	Waiver and Amendment to Warrants dated September 7, 2007 between Elixir Gaming Technologies, Inc. four investment funds managed by Bricoleur Capital Management	Filed electronically herewith

10.2	Securities Purchase Agreement dated October 19, 2007 between Elixir Gaming Technologies, Inc. and the investors named therein	(1)

10.3	Registration Rights Agreement dated October 19, 2007 between Elixir Gaming Technologies, Inc. and the investors named therein.	(1)

10.4	Securities Amendment and Exchange Agreement dated October 21, 2007 between Elixir Gaming Technologies, Inc. and Elixir Group Limited.	(1)

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

(1)  Incorporated by reference from Registrant’s Current Report on Form 8-K dated October 22, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELIXIR GAMING TECHNOLOGIES, INC.
(Registrant)

Date:	November 14, 2007	By:	/s/ Gordon Yuen
Gordon Yuen
		Its:	President, Chief Executive Officer

Date:	November 14, 2007	By:	/s/ David R. Reberger
David R. Reberger
		Its:	Chief Financial Officer