Form 10-K
period 2007-12-31
Elixir Gaming Technologies, Inc.
filed 2008-03-31
CIK 1004673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-25855

Elixir Gaming Technologies, Inc.

(Name of registrant as specified in its charter)

Nevada	91-1696010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada 89119

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (702) 733-7195

Securities to be registered under Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which registered
Common Stock	American Stock Exchange

Securities to be registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $71,867,413

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 114,930,365 shares as of March 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2008 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007 are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY NOTICE

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future.  Such forward-looking statements relate to, among other things, overall industry environment, our expectations for the business relationship between us and Elixir Group Limited, our working capital requirements and results of operations, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of privileged operating licenses by governmental authorities, competitive pressures and general economic conditions.  These and other factors that may affect our financial results are discussed more fully in “Risk Factors” and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business.  See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

PART I

ITEM. 1           BUSINESS.

OVERVIEW

Elixir Gaming Technologies, Inc. is engaged in (i) the ownership and leasing of electronic gaming machines in resorts, hotels, cruise ships and other venues throughout Asia placed on a revenue share basis with venue owners; (ii) the design, manufacture and distribution of table game products; and (iii) the design, manufacture and sale of component parts for the automotive industry. Our primary focus is on the ownership and leasing of gaming machines on a revenue sharing basis across several countries in Asia where we or our affiliates have established a strategic presence.

Our principal shareholder, Elixir Group Limited (“Elixir Group”), a wholly-owned subsidiary of Melco International Development Limited, is our strategic partner in the electronic gaming machine business.  Through its wholly-owned subsidiary, Elixir International Limited, Elixir Group identifies and secures on our behalf venues for the placement of electronic gaming machines and casino management systems, which track game performance and provides statistics on each installed electronic gaming machine owned and leased by us.  We contract with the venue owner for the placement of the electronic gaming machines on a revenue sharing basis. Elixir Group assists the venue owner with the licensing and regulatory process, the physical design of the gaming floor and the construction and installation of electronic gaming machines and systems.  Elixir Group targets venues with no existing gaming operations and offers a turn-key solution whereby a gaming floor is delivered in a fully operational state to the venue owner.  Elixir Group acquires and installs the gaming machines, casino management systems and other gaming peripherals and upon completion of the set-up of the gaming floor, sells us the gaming machines and systems at its cost plus fifteen percent (15%).

In addition to the electronic gaming machine business, we develop, manufacture and distribute various table game devices used in the gaming industry, including automated card verification machines, electronic card shuffling systems, high-frequency RFID-gaming chips and plaques.

Through our July 2006 acquisition of Dolphin Advanced Technologies Pty Ltd. (“Dolphin”), we also design, manufacture and sell component parts for the automotive industry, including inner and remote door handles, fuel filler hinge assemblies, module brackets, steering wheel spoke covers, speaker grills, fasteners, safety products, and cosmetic components for automobiles.

We are headquartered in Las Vegas, Nevada, with offices in Macau, Hong Kong, Philippines, Cambodia and Australia.  We also have manufacturing facilities in Guangdong Province, China, and Melbourne, Australia, and research and development facilities in Zhuhai, China.  We expect to open an office in Ho Chi Minh City, Vietnam during 2008.

Our principal executive offices in the United States are located at:

Elixir Gaming Technologies, Inc.

6650 Via Austi Parkway, Suite 170

Las Vegas, Nevada, 89119

USA

The telephone and facsimile numbers of our offices in the United States are (702) 733-7195 and (702) 733-7197, respectively.

We own or have rights to certain trademarks that we use in connection with the sale of our products, including, but not limited to, the following: VendingData™, Deck Checker™, Random Ejection™, Random Plus™, PokerOne™, ChipWasher™, ShufflePro™, DeckSetter® and Dolphin™. This report also makes reference to trademarks and trade names of other companies.

RECENT DEVELOPMENTS

During fiscal 2007 through the date of this report, we have engaged in the following transactions:

Distribution Outsourcing

In June 2007, we completed the outsourcing of the distribution of our table games products through an agreement with Suzo Happ Group.  The agreement grants Suzo Happ Group the exclusive right to market, distribute and service our table game products within North, Central and South America as well as South Africa, Europe and the Russian Federation.  Pursuant to our January 2006 distribution agreement, as amended in 2007, we appointed Elixir Group as the exclusive distributor of our table games products throughout Asia, Australia and New Zealand.

Change in Control

On September 10, 2007, we underwent a change in control and a resultant change in our business model pursuant to a Securities Purchase and Product Participation Agreement (“Participation Agreement”) dated June 12, 2007 between us and Elixir Group.  Pursuant to the Participation Agreement, we agreed to issue to Elixir Group our common shares and warrants subject to Elixir Group’s sourcing and identification on our behalf of venues for the placement of electronic gaming machines in the general Asia region.  We entered into the Participation Agreement for purposes of developing, with the assistance and resources of Elixir Group, the business of owning and leasing electronic gaming machines pursuant to lease agreements with venue owners on a revenue sharing basis.  Elixir Group also agreed to sell to us the electronic gaming machines to be placed under the lease agreements at its cost plus fifteen percent (15%).

At the initial closing, we issued to Elixir Group 25,000,000 shares of our common stock and warrants to purchase an additional 88,000,000 shares of our common stock.  On September 13, 2007, we issued an additional 15,000,000 shares of our common stock to Elixir Group pursuant to the Participation Agreement based on Elixir Group’s placement of additional electronic gaming machines.  Based on the aforementioned issuances, as of September 13, 2007, we had 77,552,305 shares of common stock issued and outstanding, of which 41,000,000 (or 52.9%) were held by Elixir Group.  Elixir Group’s ownership of a majority of our common stock as of September 13, 2007 represented a change in control for us.

The initial closing of the transactions under the Participation Agreement, including our issuance of common shares and warrants to Elixir Group, were approved by our shareholders at a special meeting of shareholders held on September 10, 2007.  Upon completion of this transaction, we changed our name from VendingData Corporation to Elixir Gaming Technologies, Inc. and our American Stock Exchange trading symbol changed from VNX to EGT.

According to the terms of the Participation Agreement, Elixir Group has the right to “earn-in” an equity interest in our company based on the achievement of various performance milestones in terms of (a) the cumulative number of electronic gaming machines that are contracted to be placed and leased pursuant to lease agreements entered into between us and the venue owners sourced and identified by Elixir Group (the “gaming machines under contract”) and (b) the cumulative number of electronic gaming machines physically placed by us and in operation on the gaming premises of the venue owners pursuant to the lease agreements which, pursuant to the terms of the Participation Agreement, includes electronic gaming machines in a public gaming area subject to temporary closure for compliance or safety reasons (the “gaming machines in operation”).  The initial closing of the transactions under the Participation Agreement was subject to the placement, including gaming machines placed in venues subject to temporary closure, of at least 1,000 electronic gaming machines in operations.

At the initial closing, we issued to Elixir Group 25,000,000 common shares and warrants, with an exercise price of $2.65 per share, to purchase up to 88,000,000 additional shares of our common stock. The warrants vest and first become exercisable based on the achievement of certain performance milestones with respect to the number of gaming machines under contract and gaming machines in operation.  Elixir Group is entitled to earn a total of 55,000,000 shares of our common stock (inclusive of the 25,000,000 shares issued at the initial closing and the 15,000,000 shares issued on September 13, 2007), and the 88,000,000 warrants will vest and become exercisable, subject to achieving the following performance milestones with respect to the cumulative number of gaming machines under contract and electronic gaming machines in operation as follows:

	Cumulative Gaming Machines Under Contract	Cumulative Gaming Machines in Operation	Shares Earned by Elixir Group	Vesting of Warrants Earned by Elixir Group
	1,000	1,000	25,000,000	—
	2,000	1,000	15,000,000	22,000,000
	3,000	2,000	10,000,000	22,000,000
	4,000	3,000	5,000,000	22,000,000
	5,000	4,000	—	22,000,000
Total	5,000	4,000	55,000,000	88,000,000

In addition to the above, we agreed that upon the initial placement of 1,000 gaming machines in operation with venue owners identified by Elixir Group, we would reduce by $1.00 the exercise price of all warrants with exercise prices ranging between $3.00 and $5.00 sold to Elixir Group pursuant to the Securities Purchase Agreement entered into in October 2006 (the “2006 Warrants”). When the cumulative number of electronic gaming machines under contract reaches 2,000 units and the cumulative number of gaming machines in operation reaches 1,000 units, we agreed to further reduce by $1.00 the exercise prices of the 2006 Warrants. When the cumulative number of electronic gaming machines under contract reaches 3,000 units and the cumulative number of machines in operation reaches 2,000 units, we will further reduce by $1.00 the exercise prices of the 2006 Warrants. As of the date of this report, we have reduced the exercise price of the 2006 Warrants by $2.00 based on the achievement of the related performance milestones.

In connection with the initial closing of the transactions under the Participation Agreement, we entered into a registration rights agreement with Elixir Group.  The registration rights agreement, as amended, requires us to file a selling shareholder registration statement with the SEC on or before December 31, 2008 for purposes of registering the resale of the shares of our common stock issued to Elixir Group pursuant to the transaction, including all shares that are issued, or may be issued, upon exercise of the warrants.  Pursuant to the registration rights agreement, as amended, the holders of the common stock are also entitled to certain demand and piggyback registration rights.

Pursuant to the Participation Agreement, at the initial closing the authorized number of members of our board of directors was eight and Elixir Group was entitled to appoint to our board no less than three directors.  At least one Elixir Group nominee is entitled to serve on each committee of our board, provided, in the case of the audit committee, such Elixir Group nominee satisfies the applicable independence requirements of the audit committee charter.  At the September 10, 2007 special meeting of our shareholders, immediately prior to the closing, our shareholders voted to approve the election to our board of directors the following nominees of Elixir Group: Gordon Yuen, Joe Pisano and Lorna Patajo-Kapunan. Ms. Kapunan was also appointed to the compensation and nominating committees of our board of directors, and serves as chairperson of our nominating committee.

The Participation Agreement further provides that Elixir Group will at all times be entitled to appoint to our board of directors a pro rata share of the authorized members of our board based on Elixir Group’s percentage ownership of our outstanding common shares.  In November 2007, Elixir Group appointed to our board Mr. Clarence Chung, chief operating officer of Melco International Development Limited, the parent company of Elixir Group.

At the closing on September 10, 2007, James Crabbe and Mark R. Newburg resigned from our board of directors.  On the same date, our board of directors appointed Gordon Yuen to serve as chairman of the board, president and chief executive officer of our company, David Reberger to serve as our treasurer, chief financial officer and secretary, and Joe Pisano to serve as a member of our board of directors and executive vice president.  Mr. Yuen also serves as chief executive officer and Mr. Pisano serves as general manager of gaming for Elixir Group.  Prior to those appointments, Mark R. Newburg served as our president, treasurer and chief executive officer and Arnaldo Galassi served as our chief financial officer and secretary.

Pursuant to the Participation Agreement, Elixir Group has agreed that until the second anniversary of the closing, the pre-closing shareholders of our company will be entitled to the benefit of continued representation on our board of directors of at least two of the three independent directors serving on the board prior to the closing. The three independent directors serving on our board prior to the closing were Vincent DiVito, Robert Miodunski and Maj. Gen. Paul Harvey, each of whom continues to serve on our board as of the date of this report.  In the event of the resignation, termination or death of any two pre-closing independent directors, the remaining pre-closing independent director shall be entitled to name a replacement.  At least one of the pre-closing independent directors shall be entitled to serve on each committee of our board of directors, provided, in the case of the audit committee, such director satisfies the independence requirements of the audit committee charter.

Securities Amendment and Exchange Agreement

In conjunction with the private placements of common shares described below, in October 2007 we entered into a Securities Amendment and Exchange Agreement (the “Exchange Agreement”) with Elixir Group, pursuant to which we agreed to issue to Elixir Group up to 31.2 million shares of our common stock in exchange for Elixir Group’s cancellation of up to 78 million of the 88 million warrants it received under the above-described Participation Agreement.  At our annual meeting of shareholders held on December 17, 2007, a majority of our voting shares excluding shares held by Elixir Group) voted to approve the Exchange Agreement and our issuance of common shares to Elixir Group in exchange for its cancellation of warrants.

The initial closing under the Exchange Agreement occurred on December 17, 2007, at which time we issued 4.8 million shares of our common stock to Elixir Group in exchange for its cancellation of 12 million warrants that had vested and were exercisable.  The remaining 66 million warrants subject to the Exchange Agreement are unvested at as of the date of this report and their exercise is subject to the achievement of certain performance milestones with respect to the placement of electronic gaming machines, pursuant to the Participation Agreement.  Pursuant to the Exchange Agreement, Elixir Group will cancel the remaining 66 million warrants, subject to their vesting, in return for our issuance of common shares at the rate of one common share for every 2.5 warrants cancelled, or a total of 26.4 million common shares if all of the 66 million warrants vest.

Private Placements of Common Shares

In October 2007, we completed a transaction whereby we sold 15 million shares of common stock to institutional investors at a price of $3.50 per share, generating net proceeds to us, after issuance costs, of approximately $50 million.  In December 2007, Elixir Group entered into a private transaction with institutional investors whereby Elixir Group sold 16,000,000 warrants to purchase our common shares with an exercise price of $2.65 per share for $0.86 per warrant.  As a condition of the sale, the warrants were immediately exercised at the closing and we received approximately $40 million in net proceeds.

Upon execution of the transaction under the Exchange Agreement and the private placements, as of the date of this report, Elixir Group owns 45.8 million shares of our common stock (representing 39.9% of our common shares outstanding as of the same date) and 76 million warrants to purchase shares of our common stock, of which 66 million warrants will be canceled, subject to their vesting, in exchange for our issuance of one common share for every 2.5 warrants cancelled.

Shuffle Master Litigation

On February 1, 2008, the Federal District Court, District of Nevada, granted our motion for summary judgment in our patent litigation with Shuffle Master.  Shuffle Master had filed the case in 2004, alleging that one of our shufflers infringed a patent held by Shuffle Master.  The District Court found that there was no infringement.  On February 15, 2008, we filed a motion to recover our attorney fees in the case from Shuffle Master.  We are also pursuing collection of a $3 million bond Shuffle Master posted to secure the preliminary injunction at the outset of the litigation.  On February 29, 2008, Shuffle Master filed a notice of appeal of the February 1, 2008 court ruling.

GAMING MACHINE PARTICIPATION

Overview

Since September 2007, our primary business model has focused on the ownership and leasing of electronic gaming machines placed with venue owners on a revenue sharing basis across several countries in Asia where we or our affiliates have established a strategic presence.  Our principal shareholder, Elixir Group, an indirect wholly-owned subsidiary of Melco International Development Limited, is our strategic partner in the electronic gaming machine business.  Through its wholly-owned subsidiary, Elixir International Limited, Elixir Group identifies and secures, on our behalf, venues for the placement of electronic gaming machines and systems to be owned and leased by us, and then assists the venue owner with the physical design of the gaming floor, and the construction and installation of electronic gaming machines and systems. We generate recurring revenues by providing customers with the necessary electronic gaming machines and related systems through revenue sharing arrangements.

Electronic gaming machine participation operations began in September 2007 and comprise 3% of our consolidated revenues for the year ended December 31, 2007.

The target market for our electronic gaming machine participation business are three-, four- and five-star hotels, resorts, cruise ships, and various other medium to large venues across Asia.  We focus on underserved gaming markets that we believe are poised for significant growth, and many of the targeted venue owners have little or no gaming operations or experience.  We believe that Asian hotel and resort owners, among others, have a growing interest in introducing gaming at their venues.  We believe this trend is driven by strong economic growth, a rising middle class throughout Asia and the increasing acceptance of gaming as a form of entertainment and recreation.

We endeavor to contract with venue owners to retain 100% of the slot floor so that revenue is not diluted by the introduction of other gaming products.  To date, we have secured 100% of the slot floors for all venues under contract.  We endeavor to contract for a minimum of 20% of the net win per machine from each venue owner, and to date we have contracted to receive at least 20% of the net win and in certain venues as much as 25% of the net win.  We target venues where we can place at least 100 gaming machines in operation and at most of our venues to date we have contracted to place between 100 and 200 gaming machines.

We expect that our electronic gaming machine participation revenues and gross margins will be influenced by a number of factors, including the delay between the date of installation of the machines and date the machines “go-live” or are placed in service and earning revenue; the number and type of machines in service; the levels of play; and variations in the participation agreement with respect to revenue sharing.  In addition, we may initially install fewer electronic gaming machines than contracted for at a venue and increase the number of electronic gaming machines gradually as a way to build demand for our product.  Our cost of sales will include the depreciation, joint cost sharing (in limited cases) and other installation and maintenance costs of the electronic gaming machines.

Our Strategic Partner - Elixir Group

We rely on our principal shareholder, Elixir Group, for the marketing, design and development of the gaming venues of the venue owners to whom we lease our electronic gaming machines and related systems on a revenue sharing basis.  Elixir Group is an indirect wholly-owned subsidiary of Melco International Development Limited.  Through its wholly-owned subsidiary, Elixir International Limited, Elixir Group identifies and secures on our behalf venues for the placement of electronic gaming machines owned and leased by us.  We contract with the venue owner for the leasing and maintenance of the electronic gaming machines on a revenue sharing basis. Elixir Group assists the venue owner with the physical design of the gaming floor, and the construction and installation of electronic gaming machines and systems.  Elixir Group acquires and installs the electronic gaming machines and related systems and, upon completion of the set-up of the gaming floor, sells us the electronic gaming machines and systems at its cost plus 15 percent (15%).

Elixir Group provides the development and implementation of various related gaming services to three-, four- and five-star resorts and hotels in the Philippines, Cambodia, and Vietnam and for cruise ship operators in the Asia Pacific region.  Their solutions and offerings include:

•                  Developing the technical and network design, layout and overall space configuration of the gaming floor in order to best utilize and leverage the available floor space and present an appealing environment to customers; and

•                  Selecting the optimal mix of electronic gaming machines for the property to optimize the economic potential of the gaming floor and overall experience for its customers.

Once the development phase is complete, Elixir Group installs all the electronic gaming machines and systems and then turns over the project to us in a “ready for operation” state.  We expect that the time from the initial execution of the contract until the commencement of electronic gaming machine participation at the particular venue will be approximately six to nine months depending on a number of factors, some of which are outside of our control.  These factors include, but are not limited to, the operator’s discretion, delays due to construction or renovation of the property, obtaining regulatory approvals business licenses by the operator and staff training.  We assist the venue owner by providing training for its gaming floor personnel regarding the operation and maintenance of the gaming machines and back-of-the-house accounting.  In addition, we maintain all performance data and provide on-going technical and operations support in order to optimize game performance throughout the floor.

Elixir Group participates in our gaming business pursuant to certain exclusive rights granted by us to Elixir Group in the Participation Agreement.  Pursuant to the Participation Agreement, we have granted Elixir Group the exclusive rights, for a six-year period ending on September 10, 2013, to identify on our behalf potential venue owners throughout the general Asian territory.  Elixir Group has agreed to use its reasonable best efforts to identify and secure venues on our behalf, and not engage directly or indirectly in the placement of electronic gaming machines on a participation basis in the defined territories except on our behalf.

Pursuant to the Participation Agreement, we have agreed to buy from Elixir Group, and Elixir Group has agreed to sell to us, all of the electronic gaming machines and the casino management systems to be used in our gaming business contemplated by the Participation Agreement.  Elixir Group purchases the electronic gaming machines from leading manufacturers, including International Game Technology, Aristocrat Technologies, WMS Gaming, and Interblock and utilizes Progressive Gaming International Corporation’s integrated casino management solutions for tracking game performance, and providing in-depth statistics on each installed game.  In the event of Elixir Group’s purchase of electronic gaming machines or systems for resale to us from a party not affiliated with Elixir Group, our purchase price is Elixir Group’s cost plus 15 percent (15%). In the event of the manufacture of electronic gaming machines or systems by Elixir Group or Elixir Group’s purchase of electronic gaming machines or systems for resale to us from an affiliate of Elixir Group, our purchase prices are the same price at which Elixir Group would sell such machines or systems in an arm’s length transaction with an unrelated third party.

As described above, Elixir Group designs and constructs the gaming floors and provides for the related signage and peripheral fixtures.  We reimburse Elixir Group for its costs actually incurred in the set-up of the gaming operations in amounts equal to Elixir Group’s out-of-pocket costs plus 15 percent (15%) excluding any costs associated with labor to perform their obligations.

Elixir Group does not share in the revenue generated by electronic gaming machines placed by us.

Marketing and Customer Service

Our goal, in association with Elixir Group, is to work with owners and operators of three-, four- and five-star hotels throughout the markets we currently serve and with select cruise line operators in the Asia Pacific region.  Elixir Group advises these potential new customers on the benefits of converting their conference rooms, restaurants/bars, business centers or other appropriately sized facilities to gaming venues featuring on average between 100 and 200 electronic gaming machines.

Once a new facility is identified and ready for conversion to a gaming venue, Elixir Group actively works with local community, businesses and religious organizations to inform them of our plans.  At the same time, Elixir Group assists the venue owners with the physical design of the gaming floor, and the construction and installation of electronic gaming machines and systems.  Upon completion of the development and installation of electronic gaming machines at the venue, Elixir Group sells the gaming and casino management system to us.

Competition

The global gaming industry is highly competitive.  Competitors include RGB, a subsidiary of Dreamgate Corp. an Asian distributor that places electronic gaming machines on a revenue sharing basis.  RGB is a distributor of Aruze, Ainsworth, Atronic, and WMS gaming machines. Part of our operating strategy includes addressing markets and customers where we will face less competition and entry barriers due to several factors including:

•                  U.S. Gaming Laws: All of the major gaming equipment suppliers are licensed by a large number of U.S. regulatory agencies.  In order for one of these companies to enter the markets we serve in Asia on a direct revenue sharing model with a foreign operator, the operator would be required to submit to various U.S. regulatory procedures.  We are not subject to this requirement as we have surrendered all our licenses in the United States.

•                  Local Knowledge: Through our association with Elixir Group, we have an extensive database of contacts and relationships throughout the Asian region that provides us with a unique opportunity to penetrate these undeveloped markets.

Gaming Regulation and Licensing of Gaming Machine Participation

The regulatory structure in the Asian countries where we are pursuing our electronic gaming machine participation business, including the Philippines, Cambodia and Vietnam, is not as developed or clearly defined as the United States.  In general, all of the countries in which we currently operate, including the Philippines, Cambodia and Vietnam, require the venue owner to obtain a gaming license in order to operate the electronic gaming machines leased by us.  In general, we are not considered to be an operator of the machines because we lease the gaming machines to the venue owner, and we are otherwise not required to obtain any form of gaming license in either the Philippines, Cambodia or Vietnam in order to engage in our business of owning and leasing electronic gaming machines on a revenue sharing basis in such jurisdictions.  However, current gaming laws, including licensing requirements and other regulatory obligations, could change or become more stringent resulting in additional regulations being imposed upon us and our electronic gaming machine participation operations.  Any such adverse developments in the regulation of the gaming industry could be difficult to comply with and significantly increase our costs, which could cause our projects to be unsuccessful.

All of the countries in which we currently operate, including the Philippines, Cambodia and Vietnam, require the venue owner to obtain a gaming license in order to operate the electronic gaming machines leased by us.  We have confirmed that all of the venue owners to whom we lease electronic gaming machines, our customers in the Philippines, Cambodia and Vietnam, hold the required gaming licenses to operate their venues.

TABLE GAME PRODUCTS

Overview

Through our table game products segment, we develop, manufacture and sell through our distributor network products that automate the current manual processes supporting casino table games and provide additional security to the gaming industry.  Our table game products include:

•                  The Deck Checker™, an automated playing card scanner that scans decks of playing cards to ensure an accurate count and verifies that all of the playing cards are present.  This product confirms the integrity of each playing card and will reject any non-conforming playing cards.

•                  The RandomPlus Card Shuffler, a shuffling device capable of shuffling up to eight decks of playing cards at once.  The RandomPlus utilizes state of the art electronics for improved reliability and longevity and is designed with additional user accessible adjustments to accommodate a wide variety of playing card types and conditions.

•                  The ShufflePro Shuffler, a high-speed playing card-shuffler designed for use with one or two deck table games such as standard poker room games and baccarat.

•                  The high frequency RFID casino chip, a traditional casino chip embedded with a RFID tag that allows casinos to identify counterfeit casino chips and track table play.  The high frequency 13.56 MHz RFID casino chip is designed to provide real-time data capability, enhanced chip security, player tracking and accounting management benefits for casinos. The high frequency RFID chips enable casinos to read 1,000 chips per second and have a memory capacity of over 10,000 bits.

•                  Traditional casino chips for various table games, including a wide range of American style gaming chips with 30 different color combinations, various sizes and other personalized printing combinations.

•                  The ChipWasher, the first fully-automated gaming chip cleaner that washes and sanitizes gaming chips. The build-up of oils and residue makes chips sticky and difficult for dealers and players to handle, which makes for slower play.

Marketing and Distribution

During the first half of 2007, we distributed our table gaming products through direct sales and indirectly through distributors.  In February 2007, we began the discontinuation of our direct sales and focused our sales and service through third-party distributors.

On January 6, 2006, we entered into a distribution agreement with Elixir Group. The distribution agreement has an initial three-year term, with rollover provisions, and provides exclusive distribution rights for our high frequency RFID casino chip for certain Southeast Asia casino properties and non-exclusive distribution rights elsewhere in Asia. In October 2006 and February 2007, the distribution agreement was expanded to encompass our entire line of table game products.  We also extended Elixir Group’s exclusive distribution rights to include all of Asia, Australia and New Zealand.

In June 2007, we entered into a distribution agreement with Suzo Happ Group, pursuant to which Suzo Happ Group serves as the exclusive distributor of our table game products in North, Central and South America, Europe, South Africa and the Russian Federation.  This agreement in conjunction with the appointment of Elixir Group as our exclusive distributor for Asia, Australia and New Zealand, completed our transition from in-house sales to third-party distributor sales.  The transition was fully implemented at the end of December 2007. Our distributors receive compensation through our volume discount pricing structure, which allows them to sell the products to their customers at market driven prices.

We use distributors to gain exposure for our products in all geographic areas as we believe distributors with a local presence to be more effective than having our own sales force.  We believe that utilizing distributors to sell our table game products has two main advantages:

•                  Distributors have the regulatory authorities to operate in the respective markets and are able to address and resolve regulatory compliance issues that may arise in a timely manner; and

•                  Distributors have the internal infrastructure and superior contacts necessary to effectively sell and service our products in certain markets.

Customer Service

In December 2007, we completed the transfer of responsibility for sales and service of our table games products to Suzo Happ Group, our exclusive distributor of table games products in North and South America, Europe and South Africa.  Suzo Happ Group has extensive sales and technical service teams throughout the US and South America, Europe and South Africa.

Our standard warranty period is 90 days for our products. If a problem arises during the warranty period, we will arrange for the product to be fixed at no cost to the customer. Certain components that we use to manufacture our products are acquired from third parties and may contain longer warranty periods.

Competition

The gaming industry is extremely competitive.  We compete with many established gaming companies, almost all of which are substantially larger in the table games segment, have more substantial histories, backgrounds, experience and records of successful operations, greater technical, marketing and other resources, more employees and more extensive facilities than we have or will have in the foreseeable future.  Our most significant competitors are Shuffle Master and Gaming Partners International Corporation.

Gaming Regulation and Licensing

In connection with the negotiation and development of the Participation Agreement with Elixir Group, we decided to focus our primary business operations on the ownership and leasing of electronic gaming machines in Asia.  In order to most efficiently accomplish our goals and objectives with respect to the Asian electronic gaming machine market, we decided to surrender our gaming licenses in the U.S., and this process is nearly complete.

In most jurisdictions, our table game products fall within the general classification of “associated equipment”, which is defined as equipment that is not classified as a “gaming device,” but which has an integral relationship to the conduct of licensed gaming.  Regulatory authorities in some jurisdictions have discretion to require manufacturers and/or distributors to meet licensing or suitability requirements prior to or concurrently with the use of associated equipment.  Additionally, in most jurisdictions, the regulatory authorities must approve associated equipment after testing in an appropriate testing lab (either state run or independent) in advance of its use at licensed locations.  In those jurisdictions in the U.S. that allow the sale of our approved table game products through a licensed distributor, we sell through Suzo Happ Group, our exclusive distributor for North and South America, Europe and South Africa.  In other jurisdictions where sales through a distributor are not allowed, including New Jersey, Mississippi, Indiana and Washington, our products will not be available.  In the Asian markets, our products are distributed by Elixir Group, pursuant to the terms of the January 2006 distribution agreement as amended in 2007.

Product Development, Manufacturing and Assembly

We maintain a facility for the manufacture and assembly of our table game products in Xiaolan, China.  In Zhuhai, China, we have 15 full-time research and development engineers who are focused on enhancements to our Shuffler line, to our DeckChecker product line and to our ChipWasher line.

In addition, we occasionally engage research and development consultants to complement our skill set in specific areas of engineering activities.  We hire contract personnel on a varied basis depending upon production and installation volume.

Suppliers

Most components for our Shufflers and DeckChecker products are sourced in China. Shuffler and DeckChecker assembly is conducted in China and final units are shipped to our Macau warehouse for distribution to the North American, Asian, Australian and European markets. The manufacture of RFID casino chips is performed at Dolphin, our subsidiary in Australia, which specializes in plastic injection molding. Dolphin has licensed certain RFID technology from Magellan Technology Pty Ltd in Sydney, Australia, the owner of the intellectual property for RFID technology. Dolphin sources their RFID tags from Progressive Gaming International Corporation.

NON-GAMING OPERATIONS

Dolphin specializes in tool-making, custom injection molding and clean room manufacture of high precision plastic products. We have non-gaming product lines of high-quality products for the automotive industry.  From our state of the art facility in Melbourne, Australia, we produce various automotive components including: inner remote door handles, fuel filler hinge assemblies, module brackets, steering wheel spoke covers, speaker grills, fasteners, safety products, and cosmetic components. In addition to Australia, Dolphin supplies components to auto manufacturers in several countries around the world including Argentina, Mexico, Germany, Malaysia, and Thailand.

Marketing and Distribution

We market our products through automotive organizations and institutions and are a preferred supplier to General Motors Holden, Toyota, Autoliv, and Bridgestone, all of whom typically include us among the suppliers from whom they solicit bids on supply contracts.

Competition

The automotive tool-making and injection molding products businesses are highly competitive.  Our competitors include, ITW Deltar; Hook Plastics; Palm Plastics & Tooling; Hasico and Sneddon & Kingston Plastics, all of whom have greater financial resources, infrastructure and experience.

Product Development, Manufacturing and Assembly

Automotive components manufactured by our Dolphin division are used for both internal and external applications and some are safety products.  We use our experience and expertise in engineering, tool-making and process technology in partnership with leading automakers. We provide to our customers full design, development and prototyping of new products.  Simultaneous engineering and Production Part Approval Process (“PPAP”), a process which includes 19 procedures that a supplier must adhere to and must be approved by the customer, is standard for automotive components manufactured at our Dolphin subsidiary.

We maintain a state-of-the-art manufacturing facility in Melbourne, Australia for the production of automotive component parts.

In addition, we occasionally engage research and development consultants to complement our skill set in specific areas of engineering activities.  We hire contract personnel on a varied basis depending upon production and installation volume.

RESEARCH AND DEVELOPMENT

In February 2007 we transferred our research and development efforts to our newly created research and development center located in Zhuhai, China. The relocation of the engineering division to the Zhuahi office is a strategic step in the continued integration of our engineering division in Zhuhai with Elixir Group’s newly established gaming research and development center in Macau. All research and development related to non-gaming operations is performed at our facilities in Melbourne, Australia.  Our current research and development emphasis is to improve our existing product lines, as demonstrated by the development of our new ShufflePro shuffler deployed in early 2007. We spent $974,870 in 2007 and $1,555,882 in 2006 on research and development activities.

INTELLECTUAL PROPERTY

We have secured and endeavor to secure, to the extent possible, exclusive rights to our table game products, primarily through federal and foreign intellectual property rights, such as patents, copyrights and trademarks. We have applied for various patents with respect to other concepts and products, including potential non-gaming applications of our technologies.

With respect to our shufflers, the United States Patent and Trademark Office has issued ten patents, Patent Nos. 5,584,483, 5,676,372, 6,019,368, 6,293,546, 6,299,167, 6,698,756 and 6,719,288, 6,886,829, 6,959,925 and 7,066,464 in addition to two design patents, Patent Nos. D488,193 and D490,481. These patents expire on dates between April 2014 and April 2024. In addition, there are seven patent applications on file with the United States Patent and Trademark Office and nine applications pending in foreign countries. Our shufflers have also been issued two patents in Australia, one patent in Canada and one Patent Cooperation Treaty (“PCT”) patent.

The United States Patent and Trademark Office has issued two patents, Patent No. 6,629,894 and 6,726,205 related to the DeckChecker.  These patents are valid until August 2020.  In addition, we currently hold patents on the DeckChecker in Australia, China, Europe and South Africa, together with one application pending in Canada and one PCT application to file.

There is currently one ChipWasher application on file with the United States Patent and Trademark Office (the “USPTO”) and five applications pending in foreign jurisdictions.

In October 2005, we acquired the rights to U.S. Patent No. 6,659,875, which covers a unique process for manufacturing RFID chips and plaques. We also hold patents covering similar processes issued by Australia and the United Kingdom. In addition, in February 2007, we filed a new provisional specification in Australia to protect additional enhancements in the manufacture of RFID chips and plaques.

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

In January 2007, we concluded the sale of a patent portfolio related to the Secure Drop product line for $500,000.

EMPLOYEES

As of February 29, 2008, we had approximately eight full-time employees in the United States, seven full-time employees in Macau, 29 full-time employees in the Philippines, one full-time employee in Cambodia, 69 full-time employees in China, and 64 full-time employees in Australia. None of our U.S.,

Macau, Philippines, Cambodia or China employees are represented by a labor union, and we consider our relationships with our employees to be satisfactory.

AVAILABLE INFORMATION

Our website is located at www.elixirgaming.com.  The information on or accessible through our web site is not part of this annual report on Form 10-K.  A copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and their ages, titles and biographies as of January 31, 2008 are set forth below:

Name	Age	Position
Gordon Yuen	50	Chairman of the Board of Directors, President and Chief Executive Officer
Joe Pisano	50	Executive Vice President
David Reberger	35	Treasurer, Chief Financial Officer, and Secretary
Martha Vlcek	47	Vice President of Finance and Chief Accounting Officer

Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors.

Gordon Yuen joined our board of directors in September 2007 and has served as chairman of the board and our president and chief executive officer since September 2007.  Mr. Yuen has served as chief executive officer of Elixir Group since 2002. Mr. Yuen has extensive experience in key management positions in IT companies and financial institutions, including Hong Kong Shanghai Bank (HSBC), American Express International and American Express Bank. Mr. Yuen graduated from York University, Ontario, Canada, with a Bachelor of Arts with a major in Business Administration.

Joe Pisano joined our board of directors in September 2007 and has served as our senior vice president since September 2007 and executive vice president since February 2008. Mr. Pisano has served as general manager of gaming for Elixir Group since August 2006. From March 2002 to July 2006, Mr. Pisano served as business development manager-Asia Pacific for IGT (Australia) Pty Ltd, a wholly-owned subsidiary of International Game Technology (NYSE:IGT), a designer, developer and manufacturer of microprocessor based gaming products. Mr. Pisano has a Masters in Business and Technology from the University of New South Wales in Australia.

David Reberger has served as our treasurer, chief financial officer and secretary since September 2007.   Mr. Reberger had served as a consultant to Elixir Group from August 2007 to September 2007. Between April 2001 and August 2007, Mr. Reberger served as a mergers and acquisitions adviser in the Sydney, Australia office of CIBC World Markets where he was an executive director and industry head of the Asia-Pacific gaming, lodging and leisure group.  Mr. Reberger is a qualified charted accountant and has a Bachelor and Master of Commerce from the University of New South Wales in Australia.

Martha Vlcek has served as our vice president of finance since April 2007 and has served as our chief accounting officer since November 2007.  From November 2006 to March 2007, Ms. Vlcek was a consultant to various companies within the gaming industry. From June 2006 to October 2006, Ms. Vlcek served as chief financial officer of WinWin Gaming, Inc., a Las Vegas, Nevada based multi-media developer and publisher of sports, lottery and other games. From February 2005 to June 2006, Ms. Vlcek was a consultant to various companies. From August 2002 to February 2005, Ms Vlcek served as vice president finance, Bally Gaming Inc. (Alliance Gaming Inc.). Prior to that Ms. Vlcek served as vice president and chief financial officer of PDS Gaming Corporation.

ITEM 1A.               RISK FACTORS.

In this report we make, and from time-to-time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives.  For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the years ended December 31, 2007 and 2006, we have incurred net losses of $234,598,580 and $14,605,762, respectively, and our operations have used $11,662,149 and $7,709,812 of cash, respectively. As of December 31, 2007, we had an accumulated deficit of $327,556,413. We expect to continue to experience negative cash flows from operations until such time as we are able to substantially increase revenues and control expenses to levels that will allow us to operate on a positive cash flow basis. While management will endeavor to generate positive cash flows from our placement of electronic gaming machines in Asia pursuant to the Participation Agreement, there can be no assurance that we will be successful in generating positive cash flows from operations.

The transactions under the Participation Agreement with Elixir Group represent a material change in our business model, and that business model has not been proven by us. On September 10, 2007, we closed on the transactions pursuant to the Participation Agreement with Elixir Group. Our decision to pursue the transactions under the Participation Agreement, and specifically our decision to issue the significant equity to Elixir Group based upon the resulting placement of electronic gaming machines, was based in large part on certain pro forma financial projections and underlying forecasts and assumptions concerning future events and circumstances, including, but not limited to, Elixir Group’s ability to source and identify venue owners in the general Asia market with which we might place electronic gaming machines and the commercial success of those machines, which our management believed to be significant to our future operations under the Participation Agreement. Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequently may affect other assumptions. Therefore, the actual results achieved may vary from the pro forma projections considered by our management, and the variations may be material. No assurance can be given that our future results of operations under the Participation Agreement will meet with consumer acceptance or market success.

Our revenues from our gaming machine participation operations are difficult to predict and may vary from our projections because the business model is new and the venues are not operated by us.  In connection with our June 2007 Participation Agreement with Elixir Group, our primary focus now is on the ownership and leasing of gaming machines on a revenue sharing basis across several countries in Asia.  In association with Elixir Group, we focus on targeting venue owners in underserved gaming markets who have little or no gaming operations or experience.  Since we participate on a revenue sharing basis with these venue owners, our revenue generated from the revenue sharing arrangements will be dependent to a significant degree on the efforts and capabilities of the venue owners.  Our revenues and results of operations from our gaming machine participation may be difficult to predict and may vary depending on the ability of the venue owners to manage the gaming operations of their venues.  Accordingly, there can be no guarantee that the venue owners will be able to manage the gaming operations successfully or that the gaming venues operated by them will perform at levels consistent with our financial projections and underlying forecasts and assumptions. Further we have very limited past business relationships with the venue operators and assume that the venue operators are reputable. In the event that any of the venue operators are not reputable this would expose us to the risk of being unable to collect the revenue to which we are entitled under the revenue share arrangement and protect our gaming machine assets (all of which are not insured). The risk of collecting the revenue rightfully due under the revenue share arrangement and protecting our gaming machine assets is heightened where delays are experienced by Elixir Group in installing a casino management system once a venue is in operation which has happened in the past.

We will require additional funding in the future to continue to operate our business.   After giving effect to our receipt of approximately $90.0 million in net proceeds from the private placements of our common shares and the exercise of warrants and the payment of $22.0 million in trade payable and notes payable during the fourth quarter of 2007, as of December 31, 2007 we had working capital of approximately $35.6 million. We believe we have sufficient cash on hand to fulfill all current obligations as they become due.  However, we believe in order to fund our projected agreements for the placement of electronic gaming machines pursuant to the Participation Agreement we will need at least $40.0 million of additional capital over the next 12 months. We will endeavor to raise additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing, whether through Elixir Group or other parties with a bias toward debt financing over equity raisings. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results may occur:

•                  the percentage ownership of our existing stockholders will be reduced;

•                  our stockholders may experience additional dilution in net book value per share; or

•                  the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Our shareholders will undergo significant equity dilution pursuant to the transactions completed by the Participation Agreement. According to the terms of the Participation Agreement, Elixir Group has the right to “earn-in” an equity interest in our company based on the achievement of various performance milestones in terms of the cumulative number of the electronic gaming machines that are contracted to be placed and actually placed by us with venue owners sourced and identified by Elixir Group. At the initial closing of the transaction under the Participation Agreement, we issued to Elixir Group 25,000,000 common shares and warrants, with an exercise price of $2.65 per share, to purchase up to 88,000,000 additional shares of our common stock.  Elixir Group is entitled to earn a total of 55,000,000 shares of our common stock (inclusive of the 25,000,000 shares issued at the initial closing and the 15,000,000 shares issued on September 13, 2007), and the warrants will vest and become exercisable subject to achieving certain performance milestones with respect to the cumulative number of gaming machines under contract and gaming machines in operation. Our issuance of equity to Elixir Group pursuant to the Participation Agreement will result in significant equity dilution to our shareholders.

In December 2007, Elixir Group sold 10 million of the 88 million warrants issued under the Participation Agreement to certain accredited investors who immediately exercised the 10 million warrants. Pursuant to the Exchange Agreement with Elixir Group dated October 21, 2007, we have agreed to issue shares of our common stock in exchange for Elixir Group’s cancellation of the remaining 78 million warrants issued under the Participation Agreement, at an exchange ratio of one common share for every 2.5 outstanding warrants. As of March 26, 2008, we have issued 4.8 million shares of our common stock in exchange for Elixir Group’s cancellation of 12 million of its outstanding vested warrants. We have also agreed to issue up to 26.4 million shares of our common stock in exchange for Elixir Group’s cancellation of 66 million of its outstanding unvested warrants, subject to the vesting of such warrants.

The accounting treatment for the transactions under the Participation Agreement will negatively impact our reportable net results over the life of the gaming machine lease agreements that relate to the equity earned by Elixir Group. Our issuance of common shares and warrants to Elixir Group under the Participation Agreement is accounted for under EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which addresses the accounting for, among other things, the issuance of equity in exchange for services rendered. As electronic gaming machines are placed with venue owners in satisfaction of the performance milestones set forth in the Participation Agreement, and Elixir Group earns equity thereby, we will record contract acquisition fees and additional paid-in-capital, in the dollar amounts of shares earned using the values of the shares earned based on market prices as of the dates of placement. Assuming Elixir Group achieves all the remaining performance milestones under the Participation Agreement, earns the remaining 15,000,000 common shares and the 66 million warrants become vested and immediately exchanged for 26.4 million common shares under the Exchange Agreement and assuming a $3.00 per share price we would realize approximately $124.2 million in non-cash charges to our statement of operations.   Although this amount is a non-cash charge and would not negatively impact cash flows from operations or EBITDA, the charges will materially negatively impact our reportable net profits/(losses) from operations.

Elixir Group holds a significant interest in our common stock, giving Elixir Group the power to control our management and all shareholder actions. As a result of the transactions consummated under the Participation Agreement, our company has undergone a change in control in which Elixir Group now holds a significant interest in our company. As of March 26, 2008, Elixir Group owns 45.8 million shares of our common stock, representing 39.9% of our issued and outstanding common shares, and has the right to earn another 15 million common shares under the Participation Agreement and another 26.4 million shares under the Exchange Agreement with Elixir Group dated October 21, 2007. Accordingly, Elixir Group effectively controls our management and all matters requiring approval by our shareholders, including the ability to control our board of directors and effect the approval of mergers and other significant corporate transactions. This concentration of ownership will make it difficult for other shareholders to effect substantial changes in our company, and also will have the effect of delaying, preventing or expediting, as the case may be, a further change in control of our company.

The interests of Elixir Group may conflict with the interests of our other shareholders. Elixir Group, as our principal shareholder, effectively controls all matters submitted for shareholder approval and has control over our management and affairs. We cannot assure you that the interests of Elixir Group will coincide with the interests of our other shareholders. Although our board of directors has created a conflicts committee, made up exclusively of directors independent of Elixir Group, with veto rights over certain transactions between us and Elixir Group, in circumstances involving a conflict of interest between Elixir Group, on the one hand, and our company or the other shareholders, on the other, we can give no assurance that Elixir Group would not exercise its power to control us in a manner that would benefit Elixir Group to the detriment of our other shareholders.

We rely on distributors exclusively in all our markets and our limited sales experience in foreign countries could cause us to lose sales. All sales of our products are achieved through distributor relationships, including our arrangements with Elixir Group and Suzo Happ Group. We believe the distributors that we have engaged are experienced and reputable; however, if we are unable to manage these relationships, our ability to generate revenue and profits in may be adversely affected.

Our growth into markets outside the United States exposes us to risks inherent in international business operations. We intend to market our gaming machine participation business and sell our table game products outside the United States. We intend to focus our sales efforts in Asia, but our international expansion efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

•                  increased cost of enforcing our intellectual property rights;

•                  heightened price sensitivity from customers in emerging markets;

•                  our ability to establish local manufacturing, support and service functions, and to form channel relationships with resellers in non-U.S. markets;

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

•                  market disruptions created by public health crises in regions outside the U.S., such as Avian flu, SARS and other diseases;

•                  difficulties in staffing and managing foreign operations, including challenges presented by relationships with workers’ councils and labor unions; and

•                  changing regional economic and political conditions.

We may be unable to adequately protect our intellectual property rights. Our success in businesses other than gaming machine participation is impacted by maintaining the confidentiality and proprietary nature of our intellectual property rights. Our ability to compete may be damaged, and our revenues may be reduced if we are unable to protect our intellectual property rights adequately. To protect these rights, we rely principally on a combination of:

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

It is possible that our products excluding our gaming machine participation business will be the subject of future patent litigation if the products are sold and installed in the United States and, if commenced, could subject us to continuing litigation costs and risks. To the extent that we introduce new products that incorporate the same or similar technology, it is likely that a competitor will bring one or more claims against us seeking damages, injunctive or other equitable relief, or both. We cannot predict the outcome of any present or future litigation that may occur.

If our future products incorporate technologies that infringe the proprietary rights of third parties and we do not secure licenses from them, we could be liable for substantial damages that would cause a material reduction in revenues and impair our prospects for achieving growth and profitability.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                  PROPERTIES.

In March 2008, we moved our U.S. headquarters to new offices at 6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada, which consists of approximately 2,600 square feet of office facilities used for accounting and administration.  The lease requires monthly payments of approximately $7,200 and expires in March 2010.

Prior to March 2008, our headquarters were located at 1120 Town Center Drive, Suite 260, Las Vegas, Nevada, which consist of approximately 7,000 square feet of office facilities. The five-year lease requires payments of approximately $18,000 per month and expires in February 2012.   In February 2008, we entered into a sublease for the balance of our term.  Pursuant to the sublease agreement, our sublessee is required to pay us rent in the amount of $14,600 per month, a 20% discount on our base rent payable by us, throughout the term of the lease.  Additionally, we lease approximately 3,000 square feet of warehouse space located at 6151 S. McLeod, Suite A, Las Vegas, Nevada. The three-year lease requires payments of approximately $2,500 per month and expires in February 2010.  We are currently seeking a subtenant for this location as we have moved our entire inventory to our distributor locations on consignment.

We also lease the following offices throughout Asia and in Australia:

Location/Activities	Expiration Date of Lease	Monthly Lease Payment (USD)	Area (sq. ft.)
Zhuhai, China; Research and Development facilities	December 2009	$4,700	5,000
Melbourne, Australia; Administrative offices	December 2013	20,300	32,000
Melbourne, Australia; Manufacturing and Warehouse facilities	January 2014	19,600	32,000
Philippines; Administrative office	April 2012	5,900	5,100
Philippines; Warehouse facilities	March 2009	3,260	5,800
Cambodia; Administrative office	March 2008	2,600	500
Guangdong, China; Manufacturing facilities	August 2008	4,800	47,000

We share office space in Macau and Hong Kong with Elixir Group.  We are presently negotiating lease terms at these sites.  Our facilities are suitable for their respective uses and, in general, are adequate to support our current and anticipated future level of business operations.

ITEM 3.                  LEGAL PROCEEDINGS.

On October 5, 2004, Shuffle Master filed a patent infringement action against us in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL) claiming that the use, importation and offering for sale of our PokerOne shuffler infringed Shuffle Master’s United States Patent, No. 6,655,684. We responded by denying Shuffle Master’s claim of patent infringement. On April 27, 2007, we filed a motion for summary judgment and on February 1, 2008, the District Court granted our motion for summary judgment on all patent infringement claims.  On February 29, 2008, Shuffle Master filed a notice of appeal of the February 1, 2008 court ruling.  On February 15, 2008, we delivered a demand to Shuffle Master for $3.0 million in damages for the wrongful injunction they obtained in 2004.  We also filed a motion in District Court to recover our attorneys’ fees in the litigation.  We intend to vigorously pursue collection of the $3.0 million bond and our attorneys’ fees from Shuffle Master, however, there can be no assurances we will be successful in doing so.

On October 5, 2007, William Purton and two entities under his control (“Purton”) filed suit in the Supreme Court of Victoria, Australia for claims totaling approximately $1,203,500 he alleges to be owed under the July 2006 share sale agreement pursuant to which we purchased Dolphin Advanced Technologies, Pty Ltd. from Purton.  We filed a defense and counterclaim against Purton alleging that Purton owes us in excess of $1,000,000 pursuant to certain breaches of his representations, warranties and covenants in the share sale agreement. The matter is proceeding toward trial and we intend to vigorously defend our position and prosecute our counterclaim.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 17, 2007, we held our annual meeting of shareholders in Hong Kong.  Out of 93,781,022 common shares issued and outstanding as of the record date and entitled to vote at such annual meeting, there were present at such meeting, in person and by proxy, shareholders holding 68,510,346 of our voting shares.  We held the annual meeting of shareholders, for the purposes of:

•                  Re-electing eight directors, each to serve until our 2008 annual meeting of shareholders; and

•                  Approving the Exchange Agreement dated October 21, 2007 between us and Elixir Group, and to authorize and approve our issuance of shares of our common stock to Elixir Group pursuant thereto.

All of the persons nominated to serve on our board of directors, namely Gordon Yuen, Joe Pisano, Lorna Patajo-Kapunan, Major General Paul A. Harvey, Vincent L. DiVito, Robert L. Miodunski, Clarence Chung and John Crawford, were elected to our board of directors.  In addition, our shareholders approved the Exchange Agreement and our issuance of shares of our common stock to Elixir Group pursuant thereto, as follows:

Shares voted for	67,276,842
Shares against	1,231,204
Shares abstaining	2,300

There were no broker non-votes cast on any of the above matters.

PART II

ITEM 5.                                                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently trades on the American Stock Exchange, or AMEX, under the symbol “EGT.”

The following table sets forth the high and low closing sale price of our common stock, as reported by the AMEX for each quarter during the past two fiscal years:

2007	Low	High
Fourth Quarter	$3.41	$5.78
Third Quarter	$2.60	$4.37
Second Quarter	$2.63	$4.05
First Quarter	$1.87	$2.90

2006	Low	High
Fourth Quarter	$1.97	$2.70
Third Quarter	$1.98	$2.62
Second Quarter	$2.00	$2.96
First Quarter	$2.20	$3.80

Holders of Record

As of March 26, 2008, we had outstanding 114,930,365 shares of common stock, held by approximately 267 shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

For equity compensation plan information, please refer to Item 12 in Part III of this annual report on Form 10-K.

ITEM 6.                                                     SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.                                                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the fiscal years ended December 31, 2007 and 2006 included elsewhere in this report.

Our operations currently consist of three segments:

•                  Gaming machine participation, which focuses on our ownership of electronic gaming machines placed in resorts, hotels, cruise ships and other venues throughout Asia placed on a revenue sharing basis;

•                  Table game products, which focuses on the design, manufacture and distribution of table game products, including traditional and RFID casino chips, automated shuffling devices, card scanners and chip washers; and

•                  Non-gaming products, which focuses on the design, manufacture and sale of component parts primarily for the automotive industry.

Prior to July 2006, our operations consisted exclusively of our design, manufacture and distribution of table game products, particularly automated shuffling devices, card scanners and chip washers.  In July 2006, we acquired our non-gaming product division and expanded our table game product line through our acquisition of Dolphin Advanced Technologies PTY Ltd (“Dolphin”), a Melbourne, Australia business engaged in the design, manufacture and distribution of traditional and RFID casino chips and component parts primarily for the automotive industry.  Our results of operations set forth in the consolidated financial statement for fiscal years 2007 and 2006 include the results of Dolphin for all periods subsequent to the July 12, 2006 closing of the acquisition, and approximately 48.2% and 54.3% of our total revenue in fiscal 2007 and 2006, respectively, consisted of revenue derived from the non-gaming products.

In September 2007, we commenced our gaming machine participation operations and since then our primary business focus has been on the ownership and leasing of electronic gaming machines placed with venue owners on a revenue share basis across several countries in Asia where we or our affiliates have established a strategic presence.  Revenue from our electronic gaming machine participation operations comprised three percent (3%) of our total revenues for the year ended December 31, 2007.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2007 AND 2006

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our three segments:  gaming machine participation, table game products and non-gaming products.

			Increase (Decrease)
			from 2006 to 2007
	2007	2006	Dollar Amount	% Amount
Total:
Revenues	$12,240,563	$7,838,214	$4,402,349	56%
Gross loss	$(486,849)	$(1,063,310)	$576,461	54%
Gross margin percentage	(4)%	(14)%	10%	74%
Operating loss	$(234,648,661)	$(11,153,668)	$(223,494,993)	2,004%
Net loss	$(234,598,580)	$(14,605,762)	$(219,992,818)	1,506%

Basic and diluted loss per share	$(4.55)	$(0.60)	$(3.95)	658%

Gaming machine participation:
Revenues	$389,596	$—	$389,596	100%
Gross loss	$(288,129)	$—	$(288,129)	100%
Gross margin percentage	(74)%	—	(74)%	100%

In-service units	320	—	320	100%

Table game products:
Revenues	$5,206,076	$4,057,784	$1,148,292	28%
Gross loss	$(181,406)	$(183,257)	$1,851	1%
Gross margin percentage	(3)%	(5)%	2%	4%

Units sold:
Shufflers	177	301	(124)	41%
DeckCheckers	98	107	(9)	8%
ChipWashers	4	—	4	—
RFID Chips	1,005,502	350,251	655,251	187%

Non-gaming products:
Revenues	$6,644,891	$3,780,430	$2,864,461	76%
Gross loss	$(17,314)	$(880,053)	$862,739	98%
Gross margin percentage	NM %	(23)%	30%	129%

Overview

Total revenues increased and gross loss decreased in fiscal 2007 over the prior year predominantly due to non-gaming operations which was primarily a result of our owning Dolphin for all of fiscal 2007 versus the last six months in the prior year period.  We also improved both revenues and gross margin in our table game products segment primarily due to the growth in the sale of RFID chips as a result of new property openings in Macau.

Operating loss and loss per share in fiscal 2007 were negatively impacted by significant non-recurring transactions in fiscal 2007, most of which resulted in non-cash charges, as follows:

•                  Contract acquisition fees of $170.9 million as a result of our issuance of shares and warrants to Elixir Group for performance milestones attained in accordance with the Participation Agreement.

•                  Impairments to assets of $40.5 million as follows:

•                  $27.3 million related to the impairment to the fair value of warrants issued to Elixir Group as a prepaid commission in January 2007 and modified in September 2007; and

•                  $13.2 million of impairment to goodwill and other intangibles of Dolphin in accordance with SFAS 142 and SFAS 144.

•                  Restructuring charges of $1.4 million due to management redundancies and reductions in service and other staff as a result of completing the transition to a full distributor model.

•                  Loss on extinguishment of debt of $1.4 million related to the early payoff of the long-term debt in November 2007.

•                  Stock-based compensation expense of $5.9 million primarily as a result of the accelerated vesting of outstanding options triggered by the change of control of our company in September 2007 and the issuance of 5,000,000 shares to our executive management and affiliates of Elixir Group in September 2007.

Gaming Machine Participation

In September 2007, we began our electronic gaming machine participation operations in Asia as part of our primary focus of placing electronic gaming machines and casino management systems on a revenue sharing basis.   As of December 31, 2007, we had entered into contracts for the placement of over 1,500 games in over 12 venues in the Philippines and Cambodia, of which 320 machines were in service and generating revenue.

Our costs of gaming machine participation consist primarily of depreciation on the electronic gaming machines and systems, specific joint sharing costs and other installation and training expenses. We begin to depreciate our electronic gaming machines and casino management systems costs once the machine is placed into service and generating revenue.  Our depreciation cost on electronic gaming machines and casino management systems is approximately $13.00 per machine per day.

Table Game Products

Table game products revenue increased primarily as a result of increases in shuffler revenue and RFID chip revenue.  Shuffler revenue increased by approximately $845,000 to $923,000 for the year ended December 31, 2007 compared to $78,000, net of sales returns of $383,000, in the prior year.  Returns were recorded due to product performance.  The increase in shuffler revenue is a result of the prior year roll out of our new line of shufflers at low introductory or replacement prices and higher returns due to poor performing equipment.  In the current year we sold less shuffler units but at significantly higher average selling prices.  The increase in RFID chip revenue of $468,000 from $1,799,000 in fiscal 2006 to $2,267,000 in fiscal 2007 is due to new casino openings in Asia.

Our gross loss on table game products decreased in fiscal 2007 over the prior year due to the increased sales prices for our shufflers, increased sales of our casino chips which typically carry a higher profit margin and the reduction in our service costs.  In fiscal 2006, we incurred $2.1 million of costs in connection with our direct servicing of our table game products, compared to servicing costs of $728,000 in fiscal 2007.  In connection with our out-sourcing of the distribution and sales of our table game products, we also out-sourced the servicing of all table game products during the fourth quarter 2007.  The improvements in gross loss were offset by a write-down of inventory of $1.6 million. The write-down of inventory was due to discontinuation of our Poker One product line and product obsolescence and aging.

Non-Gaming Products

Non-gaming products revenue, which consists of automotive tooling and parts, increased in fiscal 2007 from fiscal 2006 primarily as a result of owning Dolphin for the entire 2007 fiscal year compared to the last six months in the prior year.  Contracts with our major suppliers provide for a steady flow of revenue from these sources and therefore we do not expect to see major variances from year-to-year from this revenue stream.

Gross margins improved due to improvements in production efficiencies, reduced production headcount and a decrease in tooling costs as a result of a new car introduction in 2006.  In the prior year, we converted our production line for a new long-term automotive contract incurring costs of $1.8 million.  Expectations are that our gross margins will continue to improve in the near future.

Operating Expenses

The following is a schedule showing expenses on a consolidated basis:

			Increase (Decrease)
			from 2006 to 2007
	2007	2006	Dollar Amount	% Amount
Selling, general and administrative (including stock- based compensation expense)	$18,139,530	$7,909,776	$10,229,754	129%
Research and development	974,870	1,555,882	(581,012)	(37)%
Depreciation and amortization	1,002,607	624,700	377,907	60%
Impairment of goodwill, intangibles and other assets	40,458,972	—	40,458,972	100%
Contract acquisition fees	170,857,000	—	170,857,000	100%
Restructuring charges	1,362,750	—	1,362,750	100%
Loss on extinguishment of debt	1,366,083	—	1,366,083	100%
Total	$234,161,812	$10,090,358	$224,071,454	2,221%

Selling, General and Administrative Expense

During fiscal 2007, selling, general and administrative expenses increased as a result of increased stock-based compensation expenses of $5.9 million compared to $1.2 million in the prior year due to accelerated vesting of outstanding options triggered by our change of control which occurred in September 2007 and 5,000,000 options granted to our executive management and to affiliates of Elixir Group.  The remaining increase in selling, general and administrative expenses in 2007 over the prior year is due to the following:

•                  Salaries and wages increased by $2.3 million in 2007 over the prior year primarily due to an increase in the number of senior management executives.

•                  Consulting and accounting fees increased $1.5 million in 2007 over the prior year as a result of the restatement of prior year financial statements, S-3 filings, Sarbanes-Oxley compliance, and a fee paid for the sale of intellectual property.

•                  Legal fees increased $0.6 million as a result of litigation with Shuffle Master.

•                  The remaining increase of $1.0 million is due to an increase in expenses relating to investor relations, travel, insurance, rent and other related office expenses.

Impairment of Goodwill, Intangibles and Other Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we review goodwill for impairment on an annual basis or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Dolphin, which was acquired in July 2006, has not met financial operating expectations to date due to a number of factors including the loss of a general manager and sales staff in early 2007 for which the company has not yet found suitable replacements.  As such, we determined that the original financial forecast needed to be adjusted downward and tests for impairment were warranted.

In accordance with SFAS 142, we performed a two-step impairment test which compared the fair value of a reporting unit with its carry amount, including goodwill, and allocating the fair value to all the assets and liabilities of Dolphin as if the reporting unit had been acquired in a business combination.  Based on our review, we recorded an impairment adjustment to goodwill of $10.6 million.

Long-lived assets and definite-life intangible assets are reviewed for impairment quarterly or whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expect the assets to generate. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future, which could result in an impairment of long-lived assets.

We assessed the potential impairment of intangible assets subject to amortization based upon the factors identified above in accordance with SFAS No. 144.  During the third quarter, we underwent a complete change in our executive management and, at that time, new management intended to hire a general manager to oversee and manage the operations of both the gaming and non-gaming businesses.  We believed this new general manager would improve margins and controls costs in line with production needs.  Although we believed that the opportunity to increase sales of RFID chips and plaques was attainable, we adjusted our financial forecast downward to reflect current operations which resulted in an impairment to goodwill and intangibles of $4.5 million in the third quarter.  During the fourth quarter 2007, the board directed management to explore possible alternatives for a joint partnership or a possible sale of the gaming and non-gaming businesses.  Although this discussion did not give rise to recording any assets held for sale under SFAS No. 144 criteria, it became clear at this time that management was not going to focus on these businesses and that future investment in these businesses would be held to a minimum.  Accordingly, we determined that the carrying value of the customer relationships and trade names associated with the table game products segment would not be recoverable based upon our calculation of the assets’ fair value based on the projected net cash flows expected to result from the assets, including any eventual disposition.  Based on this calculation, we recorded impairments on intangible assets of the table game products segment of $2.5 million for customer relationships and $45,000 for trademarks for the year ended December 31, 2007.

The following table summarizes the goodwill and intangible impairment:

Goodwill	$10,576,526
Customer relationships	2,535,898
Trademarks	45,000
$13,157,424

On January 25, 2007, we issued warrants to purchase up to 16,000,000 shares of our common stock (the “2006 Warrants”) to Elixir Group, which at the time was our Asian distributor of table game products, as an incentive to meet certain sales targets.  These warrants were accounted for in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  The 2006 Warrants had a fair market value of $6,147,000 as of January 25, 2007 and were classified in our balance sheet as prepaid commissions subject to amortization to commission expense at a rate of 8% of the gross revenue generated by the distributor.

In September 2007, we conducted the initial closing of the transactions under the Participation Agreement between us and Elixir Group.  In accordance with the Participation Agreement, we agreed that upon the initial placement of 1,000 electronic gaming machines with gaming operators identified by Elixir Group, we would reduce by $1.00 the exercise price of 10 million of the 2006 Warrants, which originally had exercise prices ranging from $3.00 per share to $5.50 per share.  When the cumulative number of electronic gaming machines under contract reached 2,000 units and the cumulative number of electronic gaming machines placed in operation reaches 1,000 units, we agreed to further reduce by $1.00 the exercise prices of the 10 million warrants. When the cumulative number of electronic gaming machines under contract reaches 3,000 units and the cumulative number of electronic gaming machines placed in operation reaches 2,000 units, we will further reduce by $1.00 the exercise prices of the 10 million 2006 Warrants. As of the date of this report, we have reduced the exercise price of the 10 million 2006 Warrants by $2.00 based on the achievement of the related performance milestones.

In accordance with SFAS No. 123R, Share-based Payments, the reduction in exercise price constituted a modification in terms and the 2006 Warrants and required a recalculation of fair value.  The modification increased the fair value of the warrants by $22.7 million bringing the unamortized balance of the prepaid sales incentive account to $28.8 million. Per SFAS No. 144, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable including an accumulation of costs significantly in excess of the amount originally expected for the acquisition.

We estimated fair value using present value techniques based on estimates of cash flows.  In accordance with SFAS No. 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  Based upon the above, we recorded an impairment to the asset of $27.3 million and included the amount in loss from operations in our consolidated statement of operations and deficit.

Contract Acquisition Fees

On June 12, 2007, we entered into the Participation Agreement with Elixir Group. Pursuant to the Participation Agreement, we agreed to issue to Elixir Group common shares and warrants to purchase common shares, subject to Elixir Group’s identification and securing of gaming venues located in the general Asia region on our behalf.  We agreed to place electronic gaming machines in gaming venues pursuant to lease agreements between us and the venue owner under what are commonly referred to as revenue sharing arrangements, which provide for us to receive variable rental payments for electronic gaming machines as lessor.  Elixir Group also agreed to sell to us the electronic gaming machines that are placed under the lease agreements.

On September 10, 2007, we conducted an initial closing of the transactions under the Participation Agreement. At the initial closing, we issued to Elixir Group 25,000,000 shares of our common stock and warrants, with an exercise price of $2.65 per share, to purchase up to 88,000,000 additional shares of our common stock. Elixir Group is entitled to earn a total of 55,000,000 shares of our common stock (inclusive of the 25,000,000 shares issued at the initial closing and the 15,000,000 shares issued on

September 13, 2007), and the 88,000,000 warrants will vest and become exercisable based on the achievement of certain performance milestones with respect to the number of electronic gaming machines under contract and placed with the venue owners.

The transactions under the Participation Agreement are accounted for pursuant to EITF 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  In accordance with EITF 96-18, we valued the initial 25,000,000 common shares and 88,000,000 unvested warrants at fair value on the measurement date which occurred when the first performance milestone was deemed to have been achieved.  The common shares were initially capitalized in accordance with SFAS 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loan and Initial Direct Costs of Leases and the fair value of the unvested warrants was deferred.  The fair value of the common shares (based on the market price our stock) totaled $77.8 million and the fair value of the unvested warrants (based on a Black-Scholes option-pricing calculation) totaled $160.0 million.

In accordance with SFAS No. 144, we tested this asset for recoverability using present value techniques based on estimated future cash flows.  Based upon this assessment, we recorded a charge of $77.8 million recorded as contract acquisition fees in the consolidated statement of operations for the year ended December 31, 2007.

Immediately following the initial closing of the transactions under the Participation Agreement, Elixir Group became a related party and in accordance with SFAS No. 13 Accounting for Leases, initial direct costs between related parties should not be capitalized.  Accordingly, upon the achievement of the second performance milestone by Elixir Group on September 13, 2007, the 15,000,000 shares of our common stock that were issued (valued at $53.1 million based on the market price of our stock) and the vesting of the 22,000,000 warrants (valued at $40.0 million based on a Black-Scholes option-pricing calculation) was recorded as contract acquisition fess as incurred.

Restructuring Charge

In accordance with SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities, we incurred a restructuring charge of $1.4 million for severance wages and benefits based upon contractual and other agreements with employees which only includes charges for termination benefits measured at the estimated fair value at the termination date.  It does not include charges for services yet to be rendered.  The total reduction in headcount was 21 people.  On September 10, 2007, as part of the initial closing of the transactions under the Participation Agreement with Elixir Group, we announced a change in executive management.  As part of the restructuring, in October 2007 we gave termination notice to all service technicians, inventory management personnel, some regulatory compliance personnel and some administrative staff.  As of January 2008, all these costs had been paid.  Restructuring charges have been presented within operating costs and expenses in the consolidated statement of operations.

Loss on Extinguishment of Debt

On November 1, 2007, we paid in cash $11.0 million to certain funds under the management of Bricoleur Capital in full payment of our obligations under a debt agreement which included accrued interest of $0.4 million.  We recorded a non-cash loss on extinguishment of debt of $1.4 million.

Research and Development Expenses

Research and development expenses decreased as a result of reduced expenses in fiscal 2007 related to the development of ShufflePro and Chip Washer products.  Ongoing research and development is currently focused on product enhancements.

Depreciation and Amortization Expenses

Depreciation and amortization expense increased as a result of owning Dolphin for a full year in 2007 compared to six months in 2006.  Additionally, costs associated with the implementation of a new accounting system in August 2007 are being depreciated.

Other Income (Expenses):

	2007	2006	2007 vs. 2006

Interest expense and finance fees	$(2,066,361)	$(3,296,378)	$1,230,017	37%
Interest income	323,312	29,443	293,869	998%
Acquisition costs	(195,431)	(163,077)	(32,354)	20%
Foreign currency gains	714,094	—	714,094	100%
Patent sale and other	521,342	(22,082)	543,424	2,461%
Total other income (expense)	$(703,044)	$(3,452,094)	$2,749,050	80%

Income tax provision	$753,125	$—	$753,125	100%

Interest Expense and Finance Fees

The decrease in interest expense and finance fees was due to the lower average principal balance on notes payable in fiscal 2007 versus fiscal 2006 as a result of principal payments during the year and the pay-off of $11.0 million in long-term debt in November 2007 from the proceeds of a the private placement of common stock in October 2007.

Interest Income

Interest income increased as a result of the increase in our cash and cash equivalents held in overnight money market accounts.  Our cash and cash equivalents totaled $68.3 million as of December 31, 2007, compared to $0.3 million at December 31, 2006.

Acquisition Costs

Acquisition costs increased as a result of recording legal expenses, which were incurred after the purchase price allocation period.

Foreign Currency Transactions

Gains as a result of foreign currency transactions occurred as a result of US dollar denominated payables in our Philippines subsidiary, which commenced operations in fiscal 2007, whose functional currency is the Philippines peso.

Patent Sale and Other

In the first quarter of 2007, we recorded a $0.5 million gain on the sale of our intellectual property related to our previously discontinued Secure Drop product line.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 2007, we had working capital of $35.6 million, an increase of $37.3 million compared to our working capital deficit as of December 31, 2006. In October 2007, we completed a private placement of 15 million shares of our common stock to institutional investors at a price of $3.50 per share, generating net proceeds to us, after offering costs, of $49.8 million.  In December 2007, Elixir Group entered into a private transaction with institutional investors whereby Elixir Group sold 16,000,000 warrants to purchase our common shares with an exercise price of $2.65 per share for $0.86 per warrant.  As a condition of the sale, the warrants were immediately exercised at the closing and we received $40.7 million in net proceeds.

Our working capital needs for the foreseeable future will be driven primarily by our purchase of electronic gaming machines leased by us on a revenue sharing basis throughout Asia. We believe we have sufficient cash on hand to fulfill all current obligations as they become due.  We believe in order to fund projected agreements for the placement of electronic gaming machines pursuant to the Participation Agreement we will need at least $40.0 million of capital over the next 12 months in addition to the $90.5 million of capital we received in the fourth quarter of 2007. If we do not raise the additional capital we are under no requirement to purchase additional electronic gaming machines from Elixir Group. We will consider raising additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all.  If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results may occur:

•                  the percentage ownership of our existing stockholders will be reduced;

•                  our stockholders may experience additional dilution in net book value per share; or

•                  the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Cash Flows Summary

	2007	2006	Increase (Decrease) from 2006 to 2007
Cash provided by (used in):
Operations	$(11,601,905)	$(7,709,812)	$(3,892,093)
Investing	(10,313,674)	(1,915,150)	(8,398,524)
Financing	89,868,511	9,023,607	80,844,604
Net change	$67,952,932	$(601,355)	$68,554,287

Operations

Cash used in operations increased as a result of the increase in our net loss including one-time payments for the restructuring and prepayments on insurance and leased office deposits.

Investing

Cash used in investing activities increased as a result of the purchase of electronic gaming machines from Elixir Group.  Electronic gaming machines in the amount of $39.2 million were purchased in fiscal 2007 and $19.6 million has yet to be paid as of the date of this report.

Financing

Cash provided by financing activities increased as a result of a private placement of our common shares with institutional investors in the fourth quarter of fiscal 2007.  In October 2007, we completed a transaction whereby we sold 15 million shares of newly issued common stock to institutional investors at a price of $3.50 per share, generating net proceeds to the Company, after issuance costs, of $49.8 million.  In December 2007, Elixir Group entered into a private transaction with institutional investors whereby Elixir Group sold 16,000,000 warrants to purchase our common shares with an exercise price of $2.65 per share for $0.86 per warrant.  As a condition of the sale, the warrants were immediately exercised at the closing and we received $40.7 million in net proceeds.  This increase was partially offset by prior year net funding of $6.2 million.

Financial Condition

	2007	2006	Increase (Decrease) from 2006 to 2007
Total assets	$123,714,028	$30,618,241	$93,095,787	304%
Total liabilities	39,426,095	26,520,091	12,906,004	49%
Total stockholders’ equity	84,287,933	4,098,150	80,189,783	1,957%

Changes from 2006 to 2007 are due to the following:

•                  Total assets increased as a result of capital raising activities of $90.5 million and an increase of $39.2 million in our fixed assets due primarily to the purchase of over 1,500 electronic gaming machines in fiscal 2007.  This was partially offset by cash repayments on notes payable and capital lease obligations.

•                  Total liabilities increased as a result of an increase of $29.6 million in related party payables due to the purchase of gaming devices noted above which was partially offset by repayments on notes and leases payable.

•                  Stockholders’ equity increased as a result of the issuance of stock and warrants in connection with the achievement of performance milestones by Elixir Group pursuant to the Participation Agreement and capital raising activities noted above net of losses for the year.

Contractual Cash Obligations and Off Balance Sheet Arrangements

Our contractual cash obligations under our debt agreements, capital leases and operating leases including interest payments for the next five years as of December 31, 2007 are as follows:

		Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Debt agreements	$31,893	$31,893	$—	$—	$—
Capital leases	1,397,106	480,663	510,126	406,317	—
Operating leases	3,673,569	759,336	1,227,433	1,111,639	575,161
Interest expense	290,907	88,830	132,381	69,696	—
Total	$5,393,475	$1,360,722	$1,869,940	$1,587,652	$575,161

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make estimates incorporating judgments and assumptions we believe are reasonable based on our historical experience, contract terms, observance of known trends in our company and the industry as a whole, as well as information available from other outside sources. Our estimates affect amounts recorded in the financial statements and actual results may differ from initial estimates.

We consider the following accounting estimates to be the most critical to fully understanding and evaluating our reported financial results. They require us to make subjective or complex judgments about matters that are inherently uncertain or variable. Senior management discussed the development, selection and disclosure of the following accounting estimates, considered most sensitive to changes from external factors, with the audit committee of our board of directors.

Goodwill and Other Intangible Assets

Intangible assets consist of patents, customer relationships and trademarks and goodwill. They are recorded at cost and are amortized, except goodwill, on a straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 10 to 13 years. The straight-line amortization method is utilized because we believe there is not a more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  Under SFAS No. 142, goodwill is no longer amortized but is subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, customer relationships and trademarks will continue to be amortized over their useful lives.

We measure and test goodwill for impairment using the two-step approach under SFAS 142, at least annually on December 31 or more often if there are indicators of impairment. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess.  Our goodwill is a result of our acquisition of Dolphin in July 2006.  Our current year measurement and tests resulted in an impairment to goodwill of $10.6 million, which has been recorded in our 2007 consolidated statement of operations.  After giving effect to the impairment, our goodwill as of December 31, 2007 is $84,210.

In determining the fair value of Dolphin, we applied the income approach using the discounted cash flow (DCF) method. We then compared the implied valuation multiples of a group of comparable competitor gaming companies under the market approach to test the reasonableness of our DCF results. The DCF analysis is based on the present value of two components as follows:

•                  the sum of our five year projected cash flows; and

•                  a terminal value assuming a long-term growth rate.

The cash flow estimates are prepared based on our financial operating plan for Dolphin, considering historical results and anticipated future performance based on our expectations regarding product introductions and market opportunities. The discount rates used to determine the present value of future cash flows are derived from the weighted average cost-of-capital of a set of comparable gaming companies, considering the size and specific risks of each reporting unit.

Our portfolio of other definite-life intangibles substantially consists of patents, contracts, trademarks, developed technology, and customer relationships. We regularly monitor events or changes in circumstances that indicate the carrying value of these intangibles may not be recoverable or require a revision to the estimated remaining useful life in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our other intangibles totaled $5.5 million at December 31, 2007 and $8.9 million at December 31, 2006 after recording impairments.

If an event or change occurs, we estimate future cash flows directly associated with the use of the intangible to test recoverability and remaining useful lives based on the forecasted utilization of the asset and expected product revenues. In developing estimated future cash flows, we incorporate assumptions regarding changes in legal factors, related industry climate, regulatory actions, contractual factors, operational performance and the company’s strategic business plans, as well as the effects of obsolescence, demand, competition, and other market conditions.  When the carrying amount exceeds the undiscounted future cash flows expected to result from the use and eventual disposition of a finite-lived intangible asset or asset group, we then compare the carrying amount to its current fair value. We estimate the fair value using prices for similar assets, if available, or more typically using a DCF model. We recognize an impairment loss if the carrying amount is not recoverable and exceeds its fair value.  For the year ended December 31, 2007, we incurred an impairment loss of approximately $2.6 million related to customer relationships and trademarks of Dolphin.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows, and determinations of fair value. While we believe our estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair value. If actual future cash flows fall below initial forecasts, we may need to record additional amortization and/or impairment charges.

Inventory

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. Our inventories totaled $1.7 million and $3.4 million at December 31, 2007 and 2006, respectively, after giving effect to inventory provisions.  We recorded a provision of approximately $1.6 million for obsolete inventory for the year ended December 31, 2007.

Consignment Inventory

At the end of the fourth quarter, we transferred to our distributor $65,908 of service supplies and parts on consignment, which is recorded as inventory at December 31, 2007.  Revenue is not recognized, and the inventory remains ours, until ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the products or sales to third-party customers.

Gaming Equipment and Systems

Gaming equipment and systems are stated at cost.  We depreciate electronic gaming machines and systems over a five-year useful life to a minimal salvage value once placed in service.

Property and Equipment

We are also required to estimate salvage values and useful lives for our property and equipment, including electronic gaming machines.  Trends in market demand and technological obsolescence may require us to record impairment charges.  No impairments to property and equipment were recorded in fiscal 2007.

Revenue Recognition

We recognize revenue when all of the following have been satisfied:

•                  persuasive evidence of an arrangement exists;

•                  the price to the customer is fixed and determinable;

•                  delivery has occurred and any acceptance terms have been fulfilled;

•                  no significant contractual obligations remain; and

•                  collection is reasonably assured.

Gaming Machine Participation Revenue

We earn recurring revenue by providing customers with fully operational gaming floors consisting of electronic gaming machines and casino management systems.  Revenues are recognized on the contractual terms of the participation agreements between us and the venue owners and are based on our share of net winnings.  Joint costs sharing are recorded in cost of revenue.

Gaming and Non-Gaming Product Sales

We recognize revenue from the sale of our products to end users upon shipment against customer contracts or purchase orders. Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms.  We completed our transition to outsourcing all future sales to third-party distributors during the fourth quarter 2007 and will no longer record rentals on our table game products.

We recognize revenue from our sales to independent distributors upon shipment against distributor contracts or purchase orders of our product.  We recognize revenue on consignment inventory when ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the product in its service organization or to an end user.

The maintenance components that are part of long-term sales contracts are recorded as deferred revenue and amortized over the remaining life of the sales agreement after the initial 90-day warranty as required by the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We provide currently for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for our products, we provide for maintenance contracts that are billed and recognized on a monthly basis. As noted above, our future sales will be through our third-party distributors and we will no longer offer long-term sales contracts or service to customers.  Therefore as of December 31, 2007, we have no remaining obligation to perform maintenance on gaming and non-gaming products sold to end users.

Stock-based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R.  Under the fair value recognition provisions, we estimate stock-based compensation on the determined measurement date, generally the award grant date, and recognize expense over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. Stock-based compensation expense totaled $5,856,701 and $1,268,896 for the years ended December 31, 2007 and 2006, respectively, and is included in selling, general and administrative expense in the consolidated statements of operations.

We adopted SFAS No. 123R, to account for all our stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition.

Contract Acquisition Fees

The transactions under the Participation Agreement are accounted for pursuant to EITF 96-18.  In accordance with EITF 96-18, we valued the initial issuance of 25,000,000 common shares based on the market price of our stock and warrants to purchase 88,000,000 common shares based on a Black-Scholes option-pricing calculation on the measurement date, which occurred when the first performance milestone was achieved.  The fair value of the common shares was initially capitalized in accordance with SFAS 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Directs of Leases, based on the market price of our stock and the fair value of the warrants was deferred.

In accordance with SFAS No. 144, we tested this asset for recoverability using present value techniques based on estimated future cash flows and recorded contract acquisition fees of $77.8 million, which is reflected in the statement of operations for the year ended December 31, 2007.

Immediately following the initial closing of the transactions under the Participation Agreement, Elixir Group became a related party and in accordance with SFAS No. 13, initial direct costs between related parties should not be capitalized.  Accordingly, upon the achievement of the future performance milestones by Elixir Group, the remaining shares of common stock to be issued and future vesting of warrants will be expensed as incurred.  Accordingly, we recorded an additional $93.1 million of contract acquisition fees, which is reflected in the consolidated statement of operation for the year ended December 31, 2007.

Income Taxes

We are subject to income taxes in the U.S. (including federal and state) and several foreign jurisdictions in which we operate. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Effective January 1, 2007, we adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

We are subject to income tax examination by tax authorities in jurisdictions in which we operate. There are currently no income tax returns under examination by the Internal Revenue Service or any other major tax authorities.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. Management is currently evaluating the impact SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the non-controlling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the non-controlling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for us on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2 Effective Date of FASB Statement No. 157 (FSP) SFAS No. 157-2) that deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position, cash flows, and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value.  Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the effect of implementing this guidance, which depends on the nature and extent of items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUMMPLEMENTARY DATA.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Elixir Gaming Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Elixir Gaming Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 16 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Las Vegas, Nevada

March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Elixir Gaming Technologies, Inc.

We have audited the consolidated balance sheets of Elixir Gaming Technologies, Inc. (formerly VendingData Corporation) and subsidiaries (“the Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Dolphin Advanced Technologies PTY LTD (Dolphin), a wholly-owned subsidiary, which financial statements reflect total assets of $5,002,148, and total revenues of $5,645,527 or 18% and 72% of the respective consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dolphin, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 19 to the financial statements, the Company’s 2006 financial statements have been restated.

/s/ Piercy Bowler Taylor & Kern
Piercy Bowler Taylor & Kern
Certified Public Accountants and Business Advisors

March 23, 2007, except for Note 19, as to which the date is October 12, 2007

Las Vegas, Nevada

Independent Auditors’ Report to the Board of Directors on the Consolidated Financial Report of Dolphin Advanced Technologies Pty Ltd

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

Dated the 22nd day of March 2007

Horwath Melbourne

Chartered Accountants

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$68,286,820	$333,888
Current portion of accounts receivable, trade, net of allowance for uncollectibles of $176,666 and $267,154	1,689,909	1,856,898
Other receivables	298,940	146,458
Inventories	1,686,670	3,407,361
Prepaid expenses and other current assets	975,549	66,494
	72,937,888	5,811,099

Accounts receivable, trade, net of current portion	60,421	350,564
Gaming equipment and systems, net of accumulated depreciation of $569,926 and $0	39,193,962	—
Property and equipment, net of accumulated depreciation of $3,039,933 and $2,540,570	3,934,532	3,588,594
Intangible assets, net of accumulated amortization of $1,689,096 and $819,753	5,486,321	8,936,561
Goodwill	84,210	11,195,737
Prepaid commissions	1,398,800	—
Deposits and other assets	617,894	735,686
	$123,714,028	$30,618,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,798,459	$2,354,163
Amount due to related party	29,601,448	—
Accrued expenses	5,248,458	3,744,590
Short-term debt	31,893	676,597
Current portion of long-term debt	—	299,494
Capital lease obligations, current portion	480,663	440,719
Customer deposits	197,019	14,257
	37,357,940	7,529,820
Notes payable, net of current portion and net of debt discount of $0 and $2,837,911	—	15,644,764
Capital lease obligations, net of current portion	916,444	1,580,124
Other liabilities	99,966	—
Deferred tax liability	1,051,745	1,765,383
	39,426,095	26,520,091
Stockholders’ equity:
Common stock, $001 par value, 300,000,000 shares authorized; 114,914,934 and 30,015,099 shares issued and outstanding	114,916	30,016
Additional paid-in-capital	411,323,072	97,872,787
Treasury stock, 0 and 448,053 shares at cost	—	(846,820)
Accumulated other comprehensive income	406,358	—
Accumulated deficit	(327,556,413)	(92,957,833)
	84,287,933	4,098,150
	$123,714,028	$30,618,241

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2007 and 2006

	2007	2006
Revenues:
Table game products	$5,206,076	$4,057,784
Gaming machine participation	389,596	—
Non-gaming products	6,644,891	3,780,430
	12,240,563	7,838,214

Operating costs and expenses:
Cost of table game products	5,387,482	4,241,041
Cost of gaming machine participation	677,725	—
Cost of non-gaming products	6,662,205	4,660,483
Selling, general and administrative	18,139,530	7,909,776
Research and development	974,870	1,555,882
Depreciation and amortization	1,002,607	624,700
Impairment of goodwill, intangibles and other assets	40,458,972	—
Contract acquisition fees	170,857,000	—
Restructuring charges	1,362,750	—
Loss on extinguishment of debt	1,366,083	—
	246,889,224	18,991,882

Loss from operations	(234,648,661)	(11,153,668)

Other income (expense):
Interest expense and finance fees	(2,066,361)	(3,296,378)
Interest income	323,312	29,443
Acquisition costs	(195,431)	(163,077)
Foreign currency gains	714,094	—
Other	521,342	(22,082)
	(703,044)	(3,452,094)
Income tax benefit	753,125	—

Net loss	$(234,598,580)	$(14,605,762)

Basic and diluted loss per share	$(4.55)	$(0.60)

Weighted average common shares outstanding	51,574,786	24,270,827

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-in	Treasury	Accu-mulated Other Compre-hensive
	Shares	Dollars	Capital	Stock	Income	Deficit	Total
Balances, January 1, 2006	18,141,451	$18,142	$70,008,398	$(846,820)	$—	$(78,352,071)	$(9,172,351)
Exercise of employee options	1,083,164	1,083	1,260,297	—	—	—	1,261,380
Vesting of options	—	—	1,268,895	—	—	—	1,268,895
Warrants issued for financing	—	—	3,380,000	—	—	—	3,380,000
Stock issued for conversion of debt	4,828,246	4,829	10,899,671	—	—	—	10,904,500
Stock issued for acquisition of Dolphin	2,462,238	2,462	7,581,526	—	—	—	7,583,988
Stock issued to distributor through subscription receivables	1,000,000	1,000	(1,000)	—	—	—	—
Exercise of warrants	1,500,000	1,500	1,648,500	—	—	—	1,650,000
Stock issued for acquisition of technology	1,000,000	1,000	1,826,500	—	—	—	1,827,500
Net loss	—	—	—	—	—	(14,605,762)	(14,605,762)

Balances, December 31, 2006	30,015,099	30,016	97,872,787	(846,820)	—	(92,957,833)	4,098,150

Exercise of employee options	2,050,944	2,051	3,833,242	—	—	—	3,835,293
Exercise of warrants	21,243,343	21,244	50,264,116	—	—	—	50,285,360
Stock issued for conversion of debt	1,652,048	1,652	4,870,516	—	—	—	4,872,168
Stock issued for services	153,500	153	472,627	—	—	—	472,780
Exchange of treasury warrants for stock	—	—	(842,340)	846,820	—	—	4,480
Stock issued pursuant to participation agreement	40,000,000	40,000	130,810,000	—	—	—	130,850,000
Vesting of warrants pursuant to participation agreement	—	—	40,007,000	—	—	—	40,007,000
Warrants issued as prepaid sales incentive	—	—	28,837,200	—	—	—	28,837,200
Vesting of employee stock options	—	—	5,349,930	—	—	—	5,349,930
Vesting of warrants	—	—	94,235	—	—	—	94,235
Sale of stock	15,000,000	15,000	49,758,559	—	—	—	49,773,559
Warrants exchanged for common stock	4,800,000	4,800	(4,800)	—	—	—	—
Foreign currency translations	—	—	—	—	406,358	—	406,358
Net loss	—	—	—	—	—	(234,598,580)	(234,598,580)

Balances, December 31, 2007	114,914,934	$114,916	$411,323,072	$—	$406,358	$(327,556,413)	$84,287,933

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2007 And 2006

	2007	2006
Cash flows used in operating activities:
Net loss	$(234,598,580)	$(14,605,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill and intangibles	13,157,424	—
Impairment of prepaid sales commissions	27,301,548	—
Loss on extinguishment of debt	1,366,083	—
Contract acquisition fees	170,857,000	—
Income tax benefit	(753,125)	—
Foreign currency gains	(714,094)	—
Depreciation of property and equipment	1,148,497	788,073
Amortization of intangible assets	869,342	514,207
Amortization of debt discount	973,689	927,884
Amortization of prepaid sales commissions	136,852	—
Stock-based compensation	5,916,945	1,268,896
Provision for obsolete inventory	1,577,383	241,931
Loss on disposal of assets	33,954	22,082
Changes in operating assets and liabilities:
Accounts receivable	256,086	945,405
Inventories	162,447	656,524
Prepaid expenses and other current assets	(809,367)	24,982
Deposits and other assets	(64,608)	454,371
Accounts payable	196,509	(730,349)
Accrued expenses and other current liabilities	1,384,110	1,781,944
Net cash used in operating activities	(11,601,905)	(7,709,812)

Cash flows used in investing activities:
Cash for business combination	—	(1,350,000)
Acquisition of technology	—	(716,500)
Acquisition of property and equipment	(10,319,288)	(385,083)
Proceeds from the disposition of property and equipment	5,614	51,600
Payments received on notes receivable	—	484,833
Net cash used in investing activities	(10,313,674)	(1,915,150)

Cash flows provided by financing activities:
Proceeds from sale of stock and warrants and exercise of options	101,432,693	2,911,380
Proceeds from stock subscription payable	2,650,000	—
Repayment of notes payable and capital lease obligations	(14,214,182)	(14,173,045)
Cash paid for deferred financing fees	—	(45,947)
Proceeds from notes payable, capital leases and short-term debt	—	20,331,219
Net cash provided by financing activities	89,868,511	9,023,607
Increase (decrease) in cash and cash equivalents	67,952,932	(601,355)
Cash and cash equivalents at beginning of year	333,888	935,243
Cash and cash equivalents at end of year	$68,286,820	$333,888

Supplemental cash flow information:
Cash paid for interest	$1,362,681	$1,681,097
Cash paid for taxes	701,527	18,309
Non-cash investing and financing activities:
Loans converted to common stock	$4,872,168	$9,154,500
Acquisition of technology with stock prior to business combination	$—	$1,827,500
Stock issued for business combination	$—	$7,817,833
Short-term note issued in connection with business combination	$—	$5,782,168
Electronic gaming machines purchased from related party as trade payables	$29,601,448	$—

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The principal business activity of Elixir Gaming Technologies, Inc. and its subsidiaries is the owning and leasing of electronic gaming machines placed in resorts, hotels, cruise ships and other venues through Asia and the developing and distributing of products related to the gaming and automotive industries. These products include electronic card shuffling devices, RFID casino chips and component parts for the automotive industry.

Principles of Consolidation

These consolidated financial statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments of a normal recurring and nonrecurring nature that are necessary to fairly present the consolidated results of operations, financial position and cash flows for each period presented.

These consolidated financial statements include the accounts of Elixir Gaming Technologies, Inc. and all its subsidiaries (the “Company”).

Use of Estimates

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (US).  Accordingly, the Company is required to make estimates, judgments and assumptions that it believes are reasonable based on its historical experience, contract terms, observance of known trends in the Company and the industry as a whole, and information available from other outside sources.  These estimates affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.  On a regular basis, the Company evaluates our estimates, including those related to revenue recognition, product returns, long-lived assets, inventory obsolescence, stock-based compensation, income taxes, bad debts, warranty obligations, long-term contracts, contingencies and litigation.  Actual results may differ from initial estimates.

Reclassification

Certain reclassifications have been made to the December 31, 2006 balance sheet and to the statement of operations for the year ended December 31, 2006 to conform to the current year presentation.  In addition, the 2006 financial statements include the correction of a $3.0 million error in the presentation of long-term debt as current.

Cash and Cash Equivalents

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.  The Company places its cash and temporary investments with financial institutions.  At December 31, 2007, the Company had deposits with financial institutions in excess of FDIC insured limits by $68.1 million.

The Company has restricted cash in the amount of $100,000, in the form of a certificate of deposit as security on a lease.  This certificate of deposit has been recorded in deposits and other assets in the consolidated balance sheets.  The restriction will be removed in February 2012 upon termination of the lease.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Cost elements included in work-in-process and finished goods include raw materials, direct labor, and manufacturing overhead.  The Company reviews inventory quantities regularly and records charges for excess and obsolete products.  Inventory provisions total $1.6 million for the year ended December 31, 2007.

Consignment Inventory

At the end of the fourth quarter, the Company transferred to our distributor $65,908 of service supplies and parts on consignment which is recorded as inventory.  Revenue is not recognized until ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the products or sales to third-party customers.

Gaming Equipment and Systems

Gaming equipment is stated at cost.  The Company depreciates gaming equipment and systems over a five-year useful life to a minimal salvage value once placed in service. Depreciation of gaming equipment of $569,926 is included in cost of sales in the consolidated statement of operations for the year ended December 31, 2007.

Property and Equipment

Property and equipment (Note 7) and equipment rented to customers are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be 3-5 years, which, in the case of leasehold improvements, is limited to the life of the lease and renewal period so long as renewal is intended. Depreciation of rental and manufacturing equipment of $445,304 and $677,580 are included in cost of sales in the consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.

Goodwill and Intangible Assets

Intangible assets consist of patents, customer relationships and trademarks and goodwill. They are recorded at cost and are amortized, except goodwill, on a straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 10 to 13 years. The straight-line amortization method is utilized because the Company believes there is not a more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  Under SFAS No. 142, goodwill is no longer amortized but is subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, customer relationships and trademarks will continue to be amortized over their useful lives.

The Company measures and tests goodwill for impairment using the two-step approach under SFAS No. 142, at least annually on December 31 or more often if there are indicators of impairment. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess.  The Company’s goodwill is a result of its acquisition of Dolphin in July 2006.  The Company’s current year measurement and tests resulted in an impairment to goodwill of $10.6 million, which has been recorded in its 2007 consolidated statement of operations.  After giving effect to the impairment, the Company’s goodwill as of December 31, 2007 is $84,210.

In determining the fair value of Dolphin, the Company applied the income approach using the discounted cash flow (DCF) method. The Company then compared the implied valuation multiples of a group of comparable competitor gaming companies under the market approach to test the reasonableness of its DCF results. The DCF analysis is based on the present value of two components as follows:

•                  the sum of the Company’s five year projected cash flows; and

•                  a terminal value assuming a long-term growth rate.

The cash flow estimates are prepared based on the Company’s financial operating plan for Dolphin, considering historical results and anticipated future performance based on the Company’s expectations regarding product introductions and market opportunities. The discount rates used to determine the present value of future cash flows are derived from the weighted average cost-of-capital of a set of comparable gaming companies, considering the size and specific risks of each reporting unit.

The Company’s portfolio of other definite-life intangibles substantially consists of patents, contracts, trademarks, developed technology, and customer relationships. The Company regularly monitors events or changes in circumstances that indicate the carrying value of these intangibles may not be recoverable or require a revision to the estimated remaining useful life in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s other intangibles totaled $5.5 million at December 31, 2007 and $8.9 million at December 31, 2006 after recording impairments.

If an event or change occurs, the Company estimates future cash flows directly associated with the use of the intangible to test recoverability and remaining useful lives based on the forecasted utilization of the asset and expected product revenues. In developing estimated future cash flows, the Company incorporates assumptions regarding changes in legal factors, related industry climate, regulatory actions, contractual factors, operational performance and the company’s strategic business plans, as well as the effects of obsolescence, demand, competition, and other market conditions.  When the carrying amount exceeds the undiscounted future cash flows expected to result from the use and eventual disposition of a finite-lived intangible asset or asset group, the Company then compares the carrying amount to its current fair value. The Company estimates the fair value using prices for similar assets, if available, or more typically using a DCF model. The Company recognizes an impairment loss if the carrying amount is not recoverable and exceeds its fair value.  For the year ended December 31, 2007, the Company incurred an impairment loss of approximately $2.6 million related to customer relationships and trademarks of Dolphin.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows, and determinations of fair value. While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair value. If actual future cash flows fall below initial forecasts, the Company may need to record additional amortization and/or impairment charges.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at face value less any allowance for doubtful accounts.  Allowances for doubtful accounts are maintained at levels determined by the Company’s management to adequately provide for uncollectible amounts.  In determining the estimated uncollected amounts, the Company evaluates a combination of factors, including, but not limited to, activity in the related market, financial condition of customers, specific customer collection experience and history of write-offs and collections.

Prepaids and Other Current Assets

Prepaids and other current assets consist primarily of prepaid value-added taxes in foreign countries and deposits.

Litigation and Other Contingencies

The Company is involved in various legal matters, litigation and claims of various types in the ordinary course of its business operations. The Company has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The status of significant claims is summarized in Note 18.

SFAS No. 5, Accounting for Contingencies requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred and that the amount can be reasonably estimated. Significant management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict. For contingencies where an unfavorable outcome is reasonably possible and which are significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss.

Revenue Recognition

The Company recognizes revenue when all of the following have been satisfied:

•                  persuasive evidence of an arrangement exists;

•                  the price to the customer is fixed and determinable;

•                  delivery has occurred and any acceptance terms have been fulfilled;

•                  no significant contractual obligations remain; and

•                  collection is reasonably assured.

Gaming and Non-Gaming Product Sales

The Company recognizes revenue from the sale of its products to end users upon shipment against customer contracts or purchase orders. Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms.  The Company completed it transition to outsourcing all future sales to third-party distributors during the fourth quarter 2007 and will no longer record rental income on our table game products.

The Company recognizes revenue from its sales to independent distributors upon shipment to the distributor against distributor contracts or purchase orders of our product.  The Company recognizes revenue on consignment inventory when ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the product in its service organization or to an end user.

The maintenance components that are part of long-term sales contracts are recorded as deferred revenue and are amortized over the remaining life of the sales agreement after the initial 90-day warranty as required by the Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company provides currently for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for its products, the Company provides for maintenance contracts that are billed and recognized on a monthly basis. As noted above, the Company’s future sales will be through its third-party distributors and it will no longer offer long-term sales contracts or service to customers.  Therefore, as of December 31, 2007, the Company has no remaining obligation to perform maintenance on gaming and non-gaming products sold to end users.

Although sales are generally made with no right of return, during 2006, due to product performance, the Company allowed returns of shuffler products and recorded sales returns and allowance of $383,000.

Participation Revenue

The Company earns recurring revenue by providing customers with electronic gaming machines and casino management systems, which track game performance and provide statistics on each installed electronic gaming machine owned by the Company and leased to venue owners. Revenues are recognized on the contractual terms of the participation agreements between the Company and the venue owners and are based on the Company’s share of net winnings. The Company’s share of joint costs are recorded in cost of revenue.

Freight-Out and Warehousing Costs

Freight-out and warehousing costs are included in cost of product sales in the consolidated statements of operations.

Advertising Expense

The cost of advertising is charged to expense as incurred.  The cost of advertising was $26,081 and $112,723 for the years ended December 31, 2007 and 2006, respectively

Stock-Based Compensation

The Company adopted SFAS No. 123R, Share-Based Payment, to account for all its stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. Under the fair value recognition provisions of SFAS No. 123R, it estimates stock-based compensation on the determined measurement date, generally the award grant date, and recognizes expense over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. Stock-based compensation expense totaled $5.9 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively, and is included in selling, general and administrative expense in the consolidated statements of operations.  See Note 13 for additional information regarding these assumptions.

Contract Acquisition Fees

The transactions under the Securities Purchase and Product Participation Agreement (“Participation Agreement”) are accounted for pursuant to EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.  In accordance with EITF 96-18, the Company valued the initial issuance of common shares based on the market price of its stock and warrants based on a Black-Scholes option-pricing model calculation on the measurement date, which occurred when the first performance milestone was achieved.  The fair value of the common shares was initially capitalized in accordance with SFAS 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Directs of Leases, and the fair value of the warrants was deferred.

In accordance with SFAS No. 144, the Company tested this asset for recoverability using present value techniques based on estimated future cash flows and accordingly recorded a charge to contract acquisition fees of $77.8 million in the statement of operations for the year ended December 31, 2007.

Immediately following the initial closing of the transactions under the Participation Agreement, Elixir Group became a related party and, in accordance with SFAS No. 13 Accounting for Leases, initial direct costs between related parties should not be capitalized.  Accordingly, upon the achievement of the future performance milestones by Elixir Group, the remaining shares of common stock to be issued and future vesting of warrants will be expensed as incurred. Elixir Group acheived the second performance milestone in September 2007 and accordingly the Company recorded additional contract acquisition fees of $93.1 million.

Research and Development

Research and development costs are charged to expense as incurred.  Employee related costs associated with product development are included in research and development costs.

Income Taxes

The Company is subject to income taxes in the U.S. (including federal and state) and several foreign jurisdictions in which it operates. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent the Company believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors.

Significant judgment is required in evaluating its tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Effective January 1, 2007, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

We are subject to income tax examination by tax authorities in jurisdictions in which we operate. There are currently no income tax returns under examination by the Internal Revenue Service or any other major tax authorities.

Loss Per Share

Basic loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the year. There is no difference in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

Foreign Currency Translations and Transactions

The functional currency of the Company’s international subsidiaries is the local currency.  For these subsidiaries, the Company translates the assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year.  Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income within stockholders’ equity.  Gains and losses resulting from transactions in non-functional currencies are recorded in operations.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company will adopt this statement as of January 1, 2009. Management is currently evaluating the impact SFAS No. 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the non-controlling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the non-controlling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for the Company on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2 Effective Date of FASB Statement No. 157 that deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities. The Company is currently evaluating the impact of adopting SFAS No. 157 on our financial position, cash flows, and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value.

Subsequent changes in fair value for designated items will be required to be reported in earnings in the current period. SFAS No. 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company currently assessing the effect of implementing this guidance, which depends on the nature and extent of items elected to be measured at fair value, upon initial application of the standard on January 1, 2008.

NOTE 2.                DOLPHIN ACQUISITION

The Company acquired Dolphin Advanced Technologies Pty Ltd (“Dolphin”), a manufacturer of plastic injection molded products, on July 12, 2006. Dolphin manufactures traditional and high frequency RFID casino chips as well as non-gaming products including automotive components and medical components.  The results of operations of Dolphin have been included in our consolidated financial statements since the acquisition date.

The Company acquired Dolphin pursuant to a share sale agreement with the sellers. The Company paid to the sellers the following consideration in exchange for all of the issued and outstanding capital shares of Dolphin:

Cash (a)	$1,350,000
1,462,238 shares of the Company’s common stock at $3.50 per share	5,117,833
1,000,000 shares of the Company’s common stock at $2.70 per share (b)	2,700,000
Secured convertible promissory notes (c)	5,782,168
Purchase price	14,950,001
Acquisition costs	250,000
Total purchase price	$15,200,001

(a) Includes $750,000 paid as a non-refundable deposit in April 2006,

(b) Includes 1,000,000 shares issued as part of the non-refundable deposit; and

(c) Converted in January 2007 into 1,652,048 shares of common stock.

The aggregate adjusted purchase price was allocated based on the estimated fair value of the net assets acquired and liabilities assumed at the date of acquisition as follows:

Cash	$174,139
Receivables	1,010,155
Shareholder receivable	618,916
Inventories	1,262,451
Property, plant, equipment	2,567,090
Identifiable intangible assets and other	5,884,610
Accounts payable	(1,248,278)
Accrued expenses	(302,260)
Provision for dividends payable	(1,995,088)
Contingent purchase price liability	(535,000)
Deferred tax liability	(1,765,383)
Debt and capital lease obligation — current	(749,245)
Capital lease obligation — non-current	(917,843)
4,004,264
Less purchase price	15,200,001
Goodwill	$11,195,737

As of December 31, 2006, the Company had a convertible note of $5,782,168 outstanding for the balance of the Dolphin acquisition. The note was converted to shares in January 2007 at $2.13 per share; however; the Company remained contingently liable if the holder sells such shares at market for less than of $3.50 per share. As of October 30, 2007, all shares under this agreement have been sold and the Company is obligated for $910,000 representing the shortfall in the price at the sale date, which has been recorded in accrued expenses in the consolidated balance sheet as of December 31, 2007.

The following unaudited pro forma consolidated financial information has been prepared assuming that the Dolphin acquisition had occurred at the beginning of 2006:

2006
Net revenue	$10,068,815
Operating expenses	22,742,197
Loss from operations	(12,673,382)
Interest expense	2,607,237
Income taxes	(58,992)
Net loss	$(15,221,627)
Basic and diluted loss per share	$(0.57)
Weighted average number of shares	26,733,065

NOTE 3.                                                 SEGMENTS

The Company currently operates in three operating segments: (i) table game products operations, (ii) gaming machine participation operations and (iii) non-gaming products operations, consisting primarily of the Dolphin automotive sector. The accounting policies of these segments are consistent with the Company’s policies for the consolidated financial statements. The following table presents financial information for each of the Company’s operating segments:

	Year Ended December 31,
	2007	2006
Revenues:
Table game product operations	$5,206,076	$4,057,784
Gaming machine participation operations	389,596	—
Non-gaming product operations	6,644,891	3,780,430
Total revenues	$12,240,563	$7,838,214

Operating loss:
Table game product operations	$(13,338,831)	$(183,260)
Gaming machine participation operations	(288,129)	—
Non-gaming product operations	(17,314)	(880,053)
Corporate and other operating costs and expenses	(221,004,387)	(10,090,355)
Total operating loss	$(234,648,661)	$(11,153,668)

Identifiable assets:
Table game product operations	$8,388,949	$24,645,389
Gaming machine participation operations	40,483,768	—
Non-gaming product operations	3,754,231	4,467,739
Corporate	71,087,080	1,505,113
Total identifiable assets	$123,714,028	$30,618,241

Goodwill:
Table game product operations	$84,210	$11,195,737
Gaming machine participation operations	—	—
Non-gaming product operations	—	—
Corporate	—	—
Total goodwill	$84,210	$11,195,737

Capital expenditures:
Table game product operations	$250,488	$2,120,692
Gaming machine participation operations(1)	39,023,178	—
Non-gaming product operations	256,402	—
Corporate	390,668	330,891
Total capital expenditures	$39,920,736	$2,451,583

Depreciation and amortization:
Table game product operations	$944,390	$1,076,740
Gaming machine participation operations	569,926	—
Non-gaming product operations	272,906	177,077
Corporate	230,617	48,463
Total depreciation and amortization(2)	$2,017,839	$1,302,280

(1) Includes $29.6 million of gaming machines in trade payables.

(2) Includes $1,015,230 and $677,580 for the years ended December 31, 2007 and 2006, respectively that was reported in cost of sales on the consolidated statements of operations (see Note 1).

Geographic segment revenues for the years ended December 31, 2007 and 2006 are as follows:

	Year Ended December 31,
	2007	2006
Asia	$3,374,161	$3,061,406
United States	1,858,242	1,074,106
Australia	6,808,038	3,702,702
Europe	143,012	—
Other	57,110	—
	$12,240,563	$7,838,214

For the year ended December 31, 2007, in the table game products segment, one customer represented 48% of total table game product sales. Within the non-gaming products segment, during year ended December 31, 2007, one customer represented 39% of total non-gaming product sales.

Long-lived assets and goodwill identified by geographic segments are as follows:

	Year Ended December 31,
	2007	2006
Asia	$39,459,415	$237,605
United States	4,669,128	5,212,544
Australia	4,570,482	18,270,743
Europe	—	—
Other	—	—
	$48,699,025	$23,720,892

NOTE 4.                INVENTORIES

Inventories at December 31, 2007 and 2006 consist of the following:

	Year Ended December 31,
	2007	2006
Raw materials	$577,980	$633,185
Work-in-progress	230,449	121,977
Finished goods	878,241	2,652,199
	$1,686,670	$3,407,361

During the year ended December 31, 2007, the Company recorded provisions for obsolete inventory of $1.6 million. No such provision was made for the year ended December 31, 2006.

NOTE 5.                PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
Prepaid taxes	$701,527	$18,309
Prepaid service and licensing agreements	71,879	—
Prepayment of suppliers	26,860	—
Other	175,283	48,185
Total	$975,549	$66,494

NOTE 6.                RECEIVABLES

Accounts receivable at December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
Trade accounts	$1,926,996	$2,474,616
Other	298,940	146,458
	2,225,936	2,621,074
Less: allowance for doubtful accounts	(176,666)	(267,154)
Net	$2,049,270	$2,353,920
Non current portion	$60,421	$350,564

Other receivables at December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
Contract sales and notes receivables	$171,209	$—
Other	127,731	146,458
Total	$298,940	$146,458

Changes in the allowance for doubtful accounts for the years ended December 31, 2007 and 2006 consist of the following:

	Year Ended December 31,
	2007	2006
Allowance for doubtful accounts - beginning	$267,154	$276,420
Provision for bad debts (recoveries)	129,493	35,080
Write-offs	(219,981)	(44,346)
Allowance for doubtful accounts - ending	$176,666	$267,154

NOTE 7.                PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2007 and 2006:

	Useful Life	December 31,
	(years)	2007	2006
Equipment rented by customers	3 - 5	$85,011	$162,451
Equipment and vehicles, furniture and fixtures	3 - 5	$6,329,146	$5,470,612
Leasehold improvements	5	560,308	496,101
		6,974,465	6,129,164
Less accumulated depreciation		3,039,933	2,540,570
		$3,934,532	$3,588,594

Of the Company’s furniture and equipment $2.0 million represents assets that are held under capital leases (Note 11).

NOTE 8.                GOODWILL AND INTANGIBLE ASSETS

Definite-Life Intangible Assets

All of the Company’s definite-life intangible assets are subject to amortization. Definite-life intangible assets are comprised of the following:

	Useful Life	December 31,
	(years)	2007	2006
Definite-life intangible assets:
Patents	10	$4,986,314	$4,986,314
Less: accumulated amortization		(1,147,900)	(638,702)

Customer relationships	10-13	1,684,103	4,220,000
Less: accumulated amortization		(478,712)	(160,154)

Trademarks	10-13	505,000	550,000
Less: accumulated amortization		(62,484)	(20,897)
Total		$5,486,321	$8,936,561

Amortization expense for definite-life intangible assets was $0.9 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

2008	$604,978
2009	604,978
2010	604,978
2011	604,978
2012	604,978
Thereafter	2,461,431
Total	$5,486,321

Impairment of Intangible Assets and Goodwill

In accordance with SFAS No. 142 and SFAS No. 144, the Company reviews goodwill and intangible assets for impairment on an annual basis (December 31) or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Dolphin, which was acquired in July 2006, has not met expectations to date due to a number of factors including the loss of a general manager and sales staff in early 2007, and, to date, the Company has not found suitable replacements.  As such, the Company believed that original financial forecasts needed to be adjusted downward and a test for impairment was warranted.

In accordance with SFAS 142, the Company performed a two-step impairment test which compared the fair value of a reporting unit with its carry amount, including goodwill and allocating the fair value to all the assets and liabilities of Dolphin as if the reporting unit had been acquired in a business combination.  Based on its review, the Company recorded an impairment to goodwill of $10.6 million.

The Company amortizes definite-life intangible assets, such as customer relationships, patents and trademarks on the straight-line method over their estimated useful lives.  The Company assessed the potential impairment of intangible assets subject to amortization based upon the factors identified above.  The Company determined that the carrying value of the Dolphin customer relationships and trademarks for the non-gaming products segment would be recoverable but not recoverable for the gaming products segment, based upon the Company’s calculation of the assets’ fair value based on the discounted projected net cash flows expected to result from those assets, including any eventual disposition.  Accordingly, the Company recorded impairments to customer relationships and trademarks of the gaming products segment of $2.6 million for the year ended December 31, 2007.

The following table summarizes the goodwill and intangible impairments:

Goodwill	$10,576,526
Customer relationships	2,535,898
Trademarks	45,000
$13,157,424

Impairment charges have been presented in the consolidated statement of operations for the year ended December 31, 2007.

NOTE  9.               PREPAID COMMISSIONS, DEPOSITS AND OTHER ASSETS

Prepaid Commissions

On January 25, 2007, the Company issued warrants to purchase up to 16,000,000 shares of its common stock (the “2006 Warrants”) to Elixir Group, which at the time was its Asian distributor of table game products, as an incentive to meet certain sales targets.  These warrants were accounted for in accordance with the EITF No. 96-18.  The 2006 Warrants had a fair market value of $6,147,000 as of January 25, 2007 and were classified in the Company’s balance sheet as prepaid commissions subject to amortization to commission expense at a rate of 8% of the gross revenue generated by the distributor.

In September 2007, the Company conducted the initial closing of the transactions under the Participation Agreement between it and Elixir Group.  In accordance with the Participation Agreement, the Company agreed that upon the initial placement of 1,000 electronic gaming machines with gaming operators identified by Elixir Group, we would reduce by $1.00 the exercise price of 10 million of the 2006 Warrants, which originally had exercise prices ranging from $2.65 per share to $5.50 per share.  When the cumulative number of electronic gaming machines under contract reached 2,000 units and the cumulative number of electronic gaming machines placed in operation reaches 1,000 units, the Company agreed to further reduce by $1.00 the exercise prices of the 10 million warrants. When the cumulative number of electronic gaming machines under contract reaches 3,000 units and the cumulative number of electronic gaming machines placed in operation reaches 2,000 units, the Company will further reduce by $1.00 the exercise prices of the 10 million 2006 Warrants. As of the date of this report, the Company has reduced the exercise price of the 10 million 2006 Warrants by $2.00 based on the achievement of the related performance milestones.

In accordance with SFAS No. 123R, the reduction in exercise price constituted a modification in terms of the 2006 Warrants and required a recalculation of fair value.  The modification increased the fair value of the warrants by $22.7 million bringing the unamortized balance of the prepaid sales commission to $28.8 million. Per SFAS No. 144, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable including an accumulation of costs significantly in excess of the amount originally expected for the acquisition.

The Company estimated fair value using present value techniques based on estimates of cash flows.  In accordance with SFAS No. 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  Based upon the above, the Company recorded an impairment to the asset of $27.3 million and included the amount in loss from operations in our consolidated statement of operations and deficit.  As of December 31, 2007, the Company had prepaid commissions of $1.4 million.

Deposits and Other Assets

Deposits and other assets at December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
Office and equipment rental deposits	$67,505	$185,816
Sales tax in dispute (see Note 18)	418,449	430,404
Restricted cash	104,363	—
Other	27,577	119,466
Total	$617,894	$735,686

NOTE 10.              ACCRUED EXPENSES

Accrued expenses at December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
Payroll and related costs	$1,832,175	$744,861
Interest	—	606,904
Restructuring and severance costs	1,290,837	—
Legal, accounting and tax	419,516	1,445,260
Litigation (see Note 18)	1,318,994	535,000
Other	386,936	412,565
Total	$5,248,458	$3,744,590

Included in accrued liabilities at December 31, 2007 is $1.3 million related to potential charges in relation to a lawsuit with the former owner of Dolphin (see Note 18).  See discussion of restructuring and severance costs at Note 17.

NOTE 11.              NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

As of December 31, 2007 and 2006, our notes payable and capital lease obligations are as follows:

	December 31,
	2007	2006
8% senior secured promissory notes including detachable warrants to purchase 3.2 million shares at $2.50 per share, some of which are recallable based on early retirement of $6 million of the debt portion of the transaction. In September 2006, the amount of detachable warrants were reduced to 2.6 million shares at $2.00 per share, some of which were recallable based on early retirement of $6 million of the debt portion of the transaction. Interest at 8% was due semi-annually on July 1, and December 1, each year until repayment. The note was repaid in full on November 1, 2007(1).	$—	$13,000,000
Short-term line of credit at an Australian bank.	31,893	676,597
Short-term convertible notes classified as long-term.	—	5,782,168
Capital lease obligation to an Australian bank at various interest rates collateralized by equipment.	1,051,713	1,310,852
Capital lease obligations for furniture, tooling and equipment(2).	345,394	709,992
	1,429,000	21,479,609
Less debt discount	—	(2,837,911)
Less current portion	(512,556)	(1,416,810)
Long-term portion	$916,444	$17,224,888

(1)          On November 1, 2007, the Company paid in cash approximately $11.0 million in full repayment of its obligations under its debt agreement, which included accrued interest of $0.4 million. The Company recorded a non-cash loss on extinguishment of debt in the amount of $1,366,083.

(2)          In prior years, the Company entered into certain sale-leaseback transactions primarily for assets rented to, or intended to be rented to, customers under operating leases. The leases expire between March 2007 and April 2009.  In January 2008, the outstanding balance was paid in full.

Scheduled maturities of short-term debt and capital lease obligations as of December 31, 2007, are summarized as follows:

	Capital Leases	Other	Total
2008	$569,494	$31,893	$601,387
2009	399,798	—	399,798
2010	242,710	—	242,710
2011	188,034	—	188,034
2012	287,978	—	287,978
Thereafter	—	—	—
Future minimum lease payments	1,688,014	31,893	1,719,907
Less interest component	(290,907)	—	(290,907)
	1,397,107	31,893	1,429,000
Current portion	(480,663)	(31,893)	(513,556)
Long-term portion	$916,444	$—	$916,444

NOTE 12.              SECURITIES PURCHASE AND PRODUCT PARTICIPATION AGREEMENT

On June 12, 2007, the Company entered into the Participation Agreement with Elixir Group Limited (“Elixir Group”). Pursuant to the Participation Agreement, the Company agreed to issue to Elixir Group its common shares and warrants to purchase its common shares, subject to Elixir Group’s identification of venues located in the general Asia region for the placement of electronic gaming machines with venue owners on the Company’s behalf.  The Company agreed to place electronic gaming machines with venue owners pursuant to lease agreements between it and the venue owners under what are commonly referred to as revenue sharing arrangements, which provide for the Company to receive variable rental payments for its electronic gaming machines as lessor.  Elixir Group also agreed to sell to the Company the electronic gaming machines to be placed under the lease agreements at its cost plus fifteen percent (15%). According to the terms of the Participation Agreement, Elixir Group has the right to “earn-in” an equity interest in the Company based on the achievement of various performance milestones in terms of (a) the cumulative number of electronic gaming machines contracted to be placed and leased pursuant to lease agreements entered into between the Company and the venue owners sourced and identified by Elixir Group (the “gaming machines under contract”) and (b) the cumulative number of electronic gaming machines physically placed by the Company and in operation in the gaming premises of venue owners pursuant to the lease agreements (the “gaming machines in operation”).

On September 10, 2007, the Company conducted an initial closing of the transactions under the Participation Agreement. At the initial closing, the Company issued to Elixir Group, 25,000,000 common shares of the Company’ common stock based on Elixir Group’s placement of electronic gaming machines and warrants, with an exercise price of $2.65 per share, to purchase up to 88,000,000 additional shares of the Company’s common stock. The warrants vest and first become exercisable based on the achievement of certain performance milestones with respect to the number of gaming machines under contract and gaming machines in operation. On September 13, 2007, the Company issued an additional 15,000,000 shares of the Company’s common stock to Elixir Group based on Elixir Group’s placement of additional electronic gaming machines.  Elixir Group is entitled to earn a total of 55,000,000 shares of the Company’s common stock (inclusive of the 25,000,000 shares issued at the initial closing and the 15,000,000 shares issued on September 13, 2007) and the 88,000,000 warrants will vest and become exercisable subject to achieving the following performance milestones with respect to the cumulative number of gaming machines under contract and gaming machines in operation.

	Cumulative Gaming Machines Under Contract	Cumulative Gaming Machines in Operation	Shares Earned by Elixir Group	Vesting of Warrants Earned by Elixir Group
	1,000	1,000	25,000,000	—
	2,000	1,000	15,000,000	22,000,000
	3,000	2,000	10,000,000	22,000,000
	4,000	3,000	5,000,000	22,000,000
	5,000	4,000	—	22,000,000
Total	5,000	4,000	55,000,000	88,000,000

In addition to the above, the Company agreed that upon the initial placement of 1,000 gaming machines with venue owners identified by Elixir Group, the Company would reduce by $1.00 the exercise price of all warrants (other than 6,000,000 common share warrants priced at $2.65) sold to Elixir Group pursuant to a securities purchase agreement entered into in October 2006 (the “2006 Warrants”). When the cumulative number of gaming machines under contract reaches 2,000 units and the cumulative number of gaming machines in operation reaches 1,000 units, the Company agreed to further reduce by $1.00 the exercise prices of the 2006 Warrants. When the cumulative number of gaming machines under contract reaches 3,000 units and the cumulative number of gaming machines in operation reaches 2,000 units, the Company will further reduce by $1.00 the exercise prices of the 2006 Warrants.

In connection with the initial closing of the transactions under the Participation Agreement, the Company entered into a registration rights agreement with Elixir Group. The registration rights agreement, as amended, requires the Company to file a selling shareholder registration statement with the SEC, within 30 days following the initial closing of the transactions under the Participation Agreement, for purposes of registering the resale of the shares of the Company’s common stock issued to Elixir Group pursuant to the transaction, including all shares that are issued, or may be issued, upon exercise of the warrants. Pursuant to the registration rights agreement, as amended, the holders of the common stock are also entitled to certain demand and piggyback registration rights.  In conjunction with a Securities Amendment and Exchange Agreement (the “Exchange Agreement”) entered into with Elixir Group in October 2007, Elixir Group agreed to defer its registration rights for one year (see Note 14).

The transactions under the Participation Agreement are accounted for pursuant to EITF 96-18.  In accordance with EITF 96-18, we valued the initial 25,000,000 common shares and 88,000,000 unvested warrants at fair value on the measurement date which occurred when the first performance milestone was achieved.  The common shares were initially capitalized in a manner consistent with the guidance provided in SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases — An Amendment of FASB Statements No. 13, 60, and 65 and a Rescission of FASB Statement No. 17, and fair value of the warrants was deferred.  The fair value of the common shares totaled $77.8 million and the fair value of the warrants totaled $160.0 million.

In accordance with SFAS No. 144, the Company tested this asset for recoverability using present value techniques based on estimated future cash flows and accordingly recorded an impairment of $77.8 million of contract acquisition fees in the consolidated statement of operations for the year ended December 31, 2007.

The initial closing of the transactions under the Participation Agreement, including the issuance of the Company’s common shares and warrants to Elixir Group, were approved by the Company’s shareholders at a special meeting of shareholders held on September 10, 2007.  Based on the aforementioned common stock issuances, as of December 31, 2007, the Company had 114,914,934 shares of its common stock issued and outstanding, of which 45,800,000 (or 39.86%) were held by Elixir Group including 1,000,000 shares purchased by Elixir Group in January 2007 and 4,800,000 shares issued in the warrant exchange transaction in December 2007 (see Note 14).

Immediately following the initial closing of the transactions under the Participation Agreement Elixir Group became a related party (see Note 15) and in accordance with SFAS No. 13, initial direct costs between related parties should not be capitalized.  Accordingly, upon the achievement of the second performance milestone by Elixir Group on September 13, 2007, the 15,000,000 shares of the Company’s common stock that were issued (valued at $53.1 million based on market price of our stock) and the vesting of the 22,000,000 warrants (valued at $40.0 million based on a Black-Scholes option-pricing model calculation (see Note 13 for valuation assumptions)) was recorded as contract acquisition fees in the consolidated statement of operations for the year ended December 31, 2007.

In October 2007, the Company entered into the Exchange Agreement with Elixir Group, pursuant to which the Company agreed to issue to Elixir Group up to 31.2 million shares of our common stock in exchange for Elixir Group’s cancellation of up to 78 million of the 88 million warrants it received under the Participation Agreement.  At the annual meeting of shareholders held on December 17, 2007, a majority of our voting shares (excluding shares held by Elixir Group) voted to approve the Exchange Agreement.  Elixir immediately surrendered 12 million vested warrants in exchange for 4.8 million shares of our common stock.  In accordance with SFAS No. 123R, this exchange represented a modification of the original issuance of the warrants.  We re-valued the shares based upon the fair value at the date of modification.  The fair value of the modified award was less then the fair value of the original award immediately before the modification thus in accordance with SFAS No. 123R, no additional costs were recorded.

NOTE 13.              STOCK-BASED COMPENSATION

Options

The Company has two stock options plans: the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Stock Option Plans”), through which 15,000,000 shares and 300,000 shares are authorized, respectively. As of December 31, 2007, there were options for the purchase of 3,218,369 shares of common stock issued under the two plans.

In May 2007, stock options for the purchase of 5,000,000 of common stock were granted by the board of directors pursuant to the initial closing of the transactions under the Participation Agreement to certain employees and non-employees.  Each option had an exercise price of $2.90 per share and will vest over a three-year period and have a five-year term.  The fair value of the shares is $11.0 million and the Company recorded expense of $1.1 million (representing the vesting of options over the requisite service period) for the year ended December 31, 2007.

A summary of the Stock Option Plans as of December 31, 2007, and changes during the year then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	4,807,762	$1.97	—
Granted	5,585,000	2.85	—
Exercised	(2,050,944)	1.99	—
Forfeited or expired	(123,449)	2.08	—
Outstanding as of December 31, 2007	8,218,369	$2.56	3.92	$14,311,016
Exercisable as of December 31, 2007	3,202,369	$2.03	3.16	$7,291,976

The weighted average fair value at the date of grant for options granted during 2007 and 2006 as described above was $1.59 per share in 2007 and $1.51 per share in 2006.

During the year ended December 31, 2007, options with a fair value of $3.7 million vested, and options with an intrinsic value of $3.9 million were exercised.

The options outstanding at December 31, 2006 included 1,050,000 options that vested and became exercisable upon a change in control of the Company.  The initial closing of the transactions under the Participation Agreement with Elixir Group represented a change of control, resulting in the vesting of these options.

Recognition and Measurement

The fair value of each stock-based award to employees and non-employee directors, is estimated on the measurement date which generally is the grant date using the Black-Scholes-Merton option-pricing model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimates. The Company estimates the expected life of the award by taking into consideration the vesting period, contractual term, historical exercise data, expected volatility, blackout periods and other relevant factors. Volatility is estimated by evaluating the Company’s historical volatility data. The risk-free interest rate at the date of grant is based on U.S. Treasury constant maturity rates for a period approximating the expected life of the award. The Company historically has not paid dividends, nor does it expect to pay dividends in the foreseeable future; therefore, the expected dividend rate is zero.

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options and warrants granted during the years ended December 31, 2007 and 2006:

	2007		2006
Range of values:	Low	High	Low	High
Expected volatility	60.00%	60.00%	67.06%	93.41%
Expected dividends	—	—	—	—
Expected term (in years)	3.01	5.00	0.60	6.00
Risk free rate	3.86%	4.92%	4.35%	5.07%

The Company recognizes stock-based compensation expense for all service-based awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award. Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.

For awards with service conditions and graded vesting that were granted prior to the adoption of SFAS No. 123R, the Company estimates the requisite service period and the number of shares expected to vest, and recognizes compensation expense for each tranche on a straight-line basis over the estimated requisite service period.

Warrants

A summary of the status of the Company’s warrants outstanding at December 31, 2007 and changes during year then ended is presented in the table below:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual life (in years)	Aggregate Intrinsic Value
Warrants, beginning of year	5,990,000	$1.79
Granted	105,625,000	2.57
Exercised	31,528,625	2.58
Cancelled	325,000	2.00
Warrants, end of year	79,761,375	$2.51	4.76	$142,505,069
Exercisable at end of year	13,761,375	$1.86	3.60	$33,605,069

Warrants granted during the years ended December 31, 2007 include the following:

•      16 million warrants granted to Elixir Group on January 25, 2007 and modified in September 2007  (see Note 9).

•      88 million warrants granted to Elixir Group in September 2007, of which 22 million vested in September 2007 (see Note 12).

•      1,625,000 warrants sold to an institutional investor in March 2007 (see Note 14).

The amount recorded as an expense in the consolidated statement of operations for the year ended December 31, 2007 related to warrants issued in fiscal 2007 was $67.3 million.

NOTE 14.              EQUITY TRANSACTIONS

On October 19, 2007, the Company entered into a securities purchase agreement and a registration rights agreement with certain accredited investors for the private placement of 15,000,000 shares of its common stock at a price of $3.50 per share, for aggregate gross proceeds of $52.5 million.  The purchase and sale of the common shares closed on October 25, 2007. The securities purchase agreement includes customary representations, warranties, and covenants by the investors and the Company and an indemnity from the Company. Pursuant to the terms of the registration rights agreement, the Company agreed to cause a resale registration statement covering the shares to be filed within 30 days after closing.

On September 7, 2007, the Company entered into a Waiver and Amendment to Warrants (the “Amendment”) with four investment funds managed by Bricoleur Capital Management, of San Diego, California (the “Bricoleur Funds”). The Amendment modified certain terms of the notes and warrants the Company issued to the Bricoleur Funds pursuant to an 8% Senior Secured Note Purchase Agreement dated May 1, 2006 (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Bricoleur Funds purchased from the Company 8% senior secured notes (the “Notes”) in the principal amount of $13,000,000 and warrants (“Warrants”) to purchase up to 2,600,000 shares of the Company’s common stock at an exercise price of $2.00 per share.  The fair value of the warrants at issuance was $3,380,000, using the relative fair value method, and recorded as a debt discount.

The Notes included a change in control provision that would have allowed the Bricoleur Funds to accelerate the payment of the outstanding principal amount under the Notes upon the issuance of the Company’s equity securities pursuant to the Participation Agreement dated June 12, 2007 between the Company and Elixir Group. In addition, 50% of the net proceeds from certain equity issuances by the Company were to be used to reduce the principal balance of the Notes and, accordingly, the Company owed the Bricoleur Funds $825,000 in principal as a result of an equity issuance by the Company in September 2007.

Pursuant to the Amendment, the Company agreed with the Bricoleur Funds to (a) amend the Warrants to add net exercise provisions to the Warrants, (b) effect a net exercise of Warrants representing the right to purchase 2,275,000 shares of the Company’s common stock at a mutually agreed value of $3.50 per share for purposes of effecting such net exercise, resulting in the issuance of 975,000 shares of the Company’s common stock to the Bricoleur Funds in exchange for the cancellation of 2,275,000 Warrants, (c) waive any application of the change in control provision of the Notes with respect to the transactions under the Participation Agreement, and (d) defer the $825,000 in principal amount currently owed by the Company and allow the Company to pay such amount in accordance with the payment terms of the Notes as though the September 2007 equity issuance had not occurred.

In accordance with SFAS No. 123R, the amendment has been treated as a modification to the equity instrument and incremental compensation costs measured as the excess, if any, of the fair value of the modified award over the original fair value.  The estimated fair value of the award as modified was less than the original estimated fair value, and accordingly, there was no accounting effect due to the modification of the terms.

On May 3, 2007, the Company entered into an agreement with four investors for the Company’s sale of 600,000 shares of its common stock for the aggregate price of $1,650,000 ($2.75 per share) paid in cash.

On March 28, 2007, the Company completed the sale of 1,625,000 shares of the Company’s common stock and warrants to purchase 1,625,000 shares of common stock to an institutional investor for the aggregate price of $4,306,250. The warrants are exercisable at an exercise price of $2.65 per share for a period of five years beginning on March 28, 2007.  The relative fair value of the stock and warrants were classified in equity in accordance with Accounting Principals Board (“APB”) No.14, Accounting for Convertible Debt Issued with Stock Purchase Warrants and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock. The Company also granted the investor certain registration rights requiring the Company to file a selling shareholder registration statement with the SEC, for purposes of registering the resale of the shares of the Company’s common stock issued to the investor pursuant to the transaction, including all shares that are issued, or may be issued, upon exercise of the warrants. The Company was required to pay the investor a cash penalty in the event of a failure to file the registration statement by June 15, 2007 or the Company’s failure to achieve and maintain the effectiveness of the registration statement as provided in the registration rights agreement, however the investor agreed to waive the penalty for failure to file by June 15, 2007 and to extend the filing deadline to November 23, 2007.  The Company complied with the filing date and no penalty was assessed.

NOTE 15.              RELATED PARTY TRANSACTIONS

On September 13, 2007, the second performance milestone was achieved by Elixir Group and 15,000,000 shares of the Company’s common stock were issued and 22,000,000 of the 88,000,000 warrants to purchase common stock vested.  As this transaction was between related parties and in accordance with SFAS No. 13, and SFAS No. 91, the fair value of the common shares and the vested portion of the warrants were recorded as expense when incurred.  Accordingly, the Company recorded $93.1 million of contract acquisition fees in the consolidated statement of operations for the year ended December 31, 2007.

During the year ended December 31, 2007, the Company purchased $39.8 million of electronic gaming machines and systems from Elixir Group, at cost plus fifteen percent (15%).  At December 31, 2007, the Company had accounts payable of $29.6 million due to Elixir Group for these purchases.  The payables have cash terms of fifty percent (50%) due upon placement and the balance 45 days thereafter with no required interest payments.  The Company recorded sales of $193,700 to Elixir Group after becoming related parties.

NOTE 16.              INCOME TAXES

The components of the provision for income taxes are as follows:

Federal
Current	—
Deferred	—

State
Current	—
Deferred	—

Foreign
Current	80,324
Deferred	(833,449)

Total Tax Benefit	$(753,125)

The reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	December 31,
	2007		2006

Federal benefit at statutory rates	$80,019,580	34.0%	$4,965,959	34.0%
Difference in jurisdictional tax rates	(1,117,080)	(0.5)%	(621,625)	(4.3)%
Participation agreement warrant expense	(5,591,300)	(2.4)%	—	—
Prepaid distribution agreement warrant expense	(6,089,926)	(2.6)%	—	—
Goodwill impairment	(3,806,154)	(1.9)%	—	—
Write of net operating losses	(41,591,395)	(17.7)%	—	—
Change in valuation allowance	(21,220,683)	(11.7)%	(4,320,080)	(29.6)%
Other	132,083	(0.2)%	(24,254)	(0.1)%

Total tax benefit	$753,125	(0.3)%	$—	—

The effective tax rate for the year was significantly lower than the federal statutory rate due primarily to the valuation allowance against the Company’s deferred tax assets.  Some prior year amounts in the table above have been reclassified between individual lines to appropriately reflect the Company’s income tax expense/benefit.

Consolidated loss before taxes for domestic and international operations is as follows:

	December 31,
	2007	2006
Domestic	$(231,461,115)	$(12,777,453)
International	(3,890,590)	(1,828,309)

Total	$(235,351,705)	$(14,605,762)

The effective tax rate for the year was significantly lower than the federal statutory rate due primarily to the valuation allowance against the Company’s deferred tax assets.

The primary tax affected components of the Company’s net deferred tax assets are as follows:

	December 31,
	2007	2006
Deferred Tax Assets
Prepaid commission agreement	$2,581,021	—
Net operating losses	48,645,024	29,472,685
Other	1,863,053	1,845,315
Valuation allowance	(52,538,683)	(31,318,000)
	550,415	—

Deferred Tax Liabilities
Goodwill	(709,478)	(1,765,383)
Other	(772,871)	—
	(1,482,349)	(1,765,383)

Net Deferred Tax Liability	$(931,934)	$(1,765,383)

Some prior year amounts in the table above have been reclassified between individual lines to appropriately reflect the Company’s deferred tax assets and liabilities.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company determined that the adoption did not have a material impact to its financial statements.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2007	—

Increases in tax positions from prior years	62,398
Decreases in tax positions from prior years	—
Increases in tax positions from current years	37,658
Decreases in tax positions from current years	—
Settlements with taxing authorities	—
Lapses of statutes of limitations	—

Balance at December 31, 2007	99,966

The amount of uncertain tax benefits at December 31, 2007 that would affect the effective income tax rate if recognized is $99,966.

The Company files income tax returns in the U.S., various states and foreign jurisdictions. The Company is subject to federal, state and local, or foreign income tax examinations by tax authorities in jurisdictions which it operates. The Company is not presently under examination by any major tax jurisdiction.  The Company’s 2003 to 2006 domestic income tax returns remain subject to examination by the IRS and the Company’s 2003 to 2006 Australian income tax returns remain subject to examination by the Australian Tax Office.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes on the statement of operations. At December 31, 2007, the date of adoption, the Company did not have any interest or penalties accrued in the balance sheet or statement of operations.  The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.

Domestic operating loss carryforwards were $159.0 million and $97.2 million for the years ended December 31, 2007 and 2006, respectively, which are subject to limitations under Section 382 of the Internal Revenue Code. These domestic operating losses begin to expire in 2016.  During 2007, the Company wrote off $41.6 million of domestic operating losses that it determined would expire as a result of limitations under Section 382 of the Internal Revenue Code.  Operating loss carryforwards of the foreign subsidiaries were $0.1 million and $0.5 million for the years ended December 31, 2007 and 2006 respectively, which begin to expire in 2008.

At December 31, 2007 and 2006, there was a valuation allowance of $58.8 million and $31.3 million, respectively, provided on the domestic and foreign operating loss carryforwards and other deferred tax assets because management believes these assets do not meet the “more likely than not” criteria for recognition under SFAS No. 109.

As of December 31, 2007 there were no material undistributed earnings of subsidiaries.

NOTE 17.              RESTRUCTURING CHARGES

In accordance with SFAS 146, Accounting for Cost Associated with Exit or Disposal Activities, the Company incurred restructuring charges of $1.4 million for severance wages and benefits based upon contractual and other agreements with employees which only includes charges for termination benefits measured at the estimated fair value at the termination date.  It does not include charges for services yet to be rendered.  The total reduction in headcount is 21 people.  On September 10, 2007, as part of the initial closing of the transactions under the Participation Agreement with Elixir Group, the Company announced a change in executive management.  As part of the restructuring, in October 2007 the Company gave termination notice to all service technicians, inventory management personnel, some regulatory compliance personnel and some administrative staff.  Subsequent to December 31, 2007 all of these costs were paid.  Restructuring charges of $1.4 million are reported in the consolidated statement of operations for the year ended December 31, 2007.

NOTE 18.              COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under non-cancelable leases for office and warehouse facilities expiring in 2011 and 2009, respectively. The Company also leases office space in other locations including China, Australia and Philippines and certain office equipment under non-cancelable operating leases with remaining terms in excess of one year.

In March 2008, the Company moved its headquarters and entered in a new non-cancelable lease for the new office space.  In February 2008, the Company entered into a sublease for the balance of the remaining term on the previous office space.  The proceeds from the sublease have been netted against the future minimum lease payments.

Future minimum lease payment commitments, net of sublease proceeds and including scheduled escalation provisions as of December 31, 2007, under the leases are as follows:

	Total Payments	Sublease Proceeds	Net Payments
2008	$1,011,100	$251,764	$759,336
2009	$992,845	$305,675	$687,170
2010	$856,938	$316,674	$540,264
2011	$860,515	$317,061	$543,454
2012	$584,647	$16,462	$568,185
Thereafter	$575,160	$—	$575,160

Rent expense on all operating leases was $918,215 and $891,989 for years ended December 31, 2007 and 2006, respectively.

Legal Matters

The Company is a party to certain claims, legal actions, and complaints, including a patent infringement action between the Company and one of its main competitors and the sales tax dispute discussed in the following paragraph. The Company cannot estimate the probable loss, if any, or predict the likely outcome of any such matters and accordingly, no accrual has been made for them.

On October 5, 2004, Shuffle Master filed a patent infringement action in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL) claiming that the use, importation and offering for sale of our PokerOne shuffler infringed Shuffle Master’s United States Patent, No. 6,655,684. The Company responded by denying Shuffle Master’s claim of patent infringement. On April 27, 2007, the Company filed a motion for summary judgment and on February 1, 2008, the District Court granted the Company’s motion for summary judgment on all patent infringement claims.  Although the District Court’s order is subject to appeal by Shuffle Master, the Company believes that the order effectively settles the issue of infringement in the Company’s favor.   On February 15, 2008, the Company delivered a demand to Shuffle Master for $3.0 million in damages for the wrongful injunction it obtained in 2004.  The Company also filed a motion in District Court to recover its attorneys’ fees in the litigation.  The Company intends to vigorously pursue collection of the $3.0 million bond and its attorneys’ fees from Shuffle Master, however, there can be no assurances the Company will be successful in doing so.

On October 5, 2007, William Purton filed an action against the Company in the Supreme Court of Victoria at Melbourne, Australia claiming he is owed monies under the July 2006 Share Sale Agreement by which the Company acquired Dolphin.  In addition, Purton is claiming he is owed money for an independent contractor agreement that he claims he was offered.  The Company has filed a counterclaim.  The matter is proceeding toward trial and the Company will vigorously defend its position.

Sales Tax Audit

In February 2004, the State of Nevada initiated a sales/use tax audit of the Company’s equipment lessors. As of the date of this filing, the State of Nevada has not made a determination if there has been a shortfall in the payment of the sales/use tax. If the State of Nevada determines that the sales of the products to the equipment lessors is the level at which sales/use tax should have been collected, liability of the leasing companies could be passed on to the Company and may not be recoverable. The outcome could range from a refund of $144,000 to a potential liability with interest and penalties of up to $500,000. However, no probable loss, if any can be estimated.  Accordingly, no accrual has been made for any possible losses in connection with this matter.

NOTE 19.              RESTATEMENT TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company restated its fiscal 2006 consolidated financial statements by way of Amendment No. 1 to the Company’s Form 10-KSB for the year ended December 31, 2006 filed with the SEC on November 13, 2007.  The restatement was to correct errors that resulted from its failure to record debt issuance costs related to warrants issued in connection with debt financings completed during the year ended December 31, 2006.  The errors relate to the accounting treatment that the Company failed to apply with respect to warrants issued by it in connection with certain debt financings the majority of which were issued during the second quarter of 2006.   In Amendment No. 1, the issuance of warrants issued with debt were recorded as a debt discount in the total amount of $3,380,000 and are being amortized as interest expense over the life of the debt.  Also by way of Amendment No. 1, the Company reclassified $4,300,000 from goodwill to other identifiable intangible assets and reversed certain warrant related expenses, and recorded a tax liability in the amount of $1.8 million for the differences between the assigned values and the tax basis of recognized assets in a business combination and corrected the contingent liability by $301,000. Also, the Company had originally recorded in its 2006 fiscal year consolidated financial statements certain expenses related to warrants issued during 2005 and 2004.  In Amendment No. 1, those warrant related expenses were reversed from the 2006 consolidated financial statements.

Following is a reconciliation of loss from operations as originally reported to the restated amounts reported in the 2006 consolidated financial statements included in Amendment No. 1 to the Company’s Form 10-KSB/A for the year ended December 31, 2006 filed with the SEC on November 13, 2007.

Loss from operations, as originally reported	$(13,734,719)
Amortization of intangibles	(165,384)
Finance Fee adjustments	(705,659)
Loss from operations, as restated	$(14,605,762)

NOTE 20.              LOSS PER SHARE

The following table provides a reconciliation of basic and diluted loss per share for the years ended December 31, 2007 and 2006:

	December 31,
	2007	2006
Net loss	$(234,598,580)	$(14,605,762)

Weighted average common shares:
Basic and diluted	51,574,786	24,270,827

Basic and diluted loss per share:	$(4.55)	$(0.60)

Dilutive stock options and warrants of 39.2 million and 6.5 million for the years ended December 31, 2007 and 2006, respectively, have not been included in the computation of diluted loss per share as their effect would be antidilutive.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A(T).         CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” refers to the controls and procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

In late January 2008, we became aware that a significant number of gaming machines were purchased by us and placed in various gaming venues throughout Cambodia in the fourth quarter of 2007 without proper reporting to our management and other personnel within our finance and accounting departments.  This represented a break down in the operation of our internal control over fixed asset acquisitions in that purchase orders and shipping documents were not properly obtained and forwarded to accounting to ensure proper financial statement recordation in a timely manner.  These fixed asset acquisitions in Cambodia represent approximately $20 million of acquisition costs.  This represented a material weakness in our internal control over financial reporting at December 31, 2007; however we mitigated the risk associated with this material weakness by performing a full count of these fixed assets in February 2008 and verifying through examination of shipping documents and invoices that these assets were purchased by us and placed in the gaming venues prior to December 31, 2007.  Notwithstanding our subsequent verification that the gaming machines were acquired during fiscal 2007, based on the foregoing, our management, including, our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

(b)  Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management completed its evaluation of effectiveness of our internal control over financial reporting in March 2008.  Based on its evaluation, management concluded that we had a material weakness in our internal control over financial reporting as of December 31, 2007 due to the breakdown of internal control over fixed asset acquisitions described above.  The breakdown of internal control over fixed asset acquisitions was attributable to the rapid growth of our gaming participation business in Asia and our lack of infrastructure in place to train new personnel on our established procedures for procuring fixed assets.  During the first quarter of 2008, we have hired a business process director, who is responsible for documenting and training personnel on the proper procedures required for game placements and movements between venues.  We will continue to monitor and to test our internal controls to ensure the material weakness has been cured.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM  9B.              OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.                                              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding our directors and corporate governance matters is included under the captions “Corporate Governance and Board of Directors Matters” and “Proposals to be Voted On—Proposal Number 1—Election of Directors” in our proxy statement for our 2008 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007 (the “2008 Proxy Statement”) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement and is incorporated herein by reference.

The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K.

ITEM 11.                                              EXECUTIVE COMPENSATION.

The information required by this item is included under the captions “Director Compensation” and “Executive Compensation” in the 2008 Proxy Statement and is incorporate herein by reference.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is included under the captions “Certain Relationships and Related Party Transactions” and “Director Independence” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is included under the caption “Independent Public Accountants” in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial statements

Reference is made to the Index and Financial Statements under Item 8 in Part II hereof where these documents are listed

(b) Financial statement schedules

Financial statement schedules are either not required or the required information is included in the consolidated financial statements or notes thereto filed under Item 8 in Part II hereof.

(c) Exhibits

The exhibits to this Annual Report on Form 10-K are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit.

Exhibit Index

Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation dated June 7, 2003. (Incorporated by reference from the registrant’s current report on Form 8-K filed on June 18, 2003.)

3.2	Amended and Restated Bylaws of the registrant dated November 13, 2002. (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 8, 2003.)

3.3	Certificate of Amendment to Articles of Incorporation dated August 23, 2005. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007.)

3.4	Certificate of Amendment to Articles of Incorporation dated January 9, 2007. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007.)

3.5	Certificate of Amendment to Articles of Incorporation dated September 10, 2007. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on November 14, 2007.)

10.1

Shareholder Agreement dated December 14, 1998, by and between registrant and Richard Huson, Bob Smith and Ron Keil. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on March 26, 1999.)

10.2	Form of Warrant Associated with 9.5% Convertible Note Due 2004. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on May 17, 1999.)

10.3

Lease Agreement dated December 29, 2006, by and between the registrant and Howard Hughes Properties, Limited Partnership. (Incorporated by reference from the registrant’s annual report on Form 10-KSB/A filed on November 13, 2007.)

10.4	Form of Indemnification Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.

10.5	Amended and Restated 1999 Stock Option Plan.* (Incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.)

10.6	Philadelphia Brokerage Corporation Warrant to Purchase 25,000 Shares of Common Stock. (Incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.)

10.7	Triage Capital Management LP Warrant to Purchase 50,000 Shares of Common Stock. (Incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.)

10.8	Mellon HBV SBV, LLC Warrant to Purchase Shares of Common Stock. (Incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.)

10.9	Amended and Restated 1999 Directors’ Stock Option Plan.* (Incorporated by reference from the registrant’s registration statement on Form S-8 filed on September 10, 2003.)

10.10	Philadelphia Brokerage Corporation warrant to Purchase 75,000 Shares of Common Stock. (Incorporated by reference from the registrant’s registration statement on Form SB-2 filed on September 25, 2003.)

10.11	Distribution Agreement by and between the registrant and TCS Aces Pty Limited. (Incorporated by reference from the registrant’s registration statement on Form SB-2/A filed on December 10, 2003.)

10.12	Distribution Agreement by and between the registrant and Technical Casino Supplies Ltd. (Incorporated by reference from the registrant’s current report on Form 8-K filed on February 15, 2005.)

10.13

License and Manufacturing Agreement dated February 27, 2006, between registrant and Dolphin Products Pty Limited. (Incorporated by reference to Exhibit 10.26 to the registrant’s annual report on Form 10-KSB filed on March 31, 2006.)

10.14

Patent Purchase Agreement dated October 1, 2005 among registrant, William Westmore Purton, Dolphin Products Pty Ltd. and Dolphin Advanced Technologies Pty Ltd. (Incorporated by reference to Exhibit 10.27 to the registrant’s annual report on Form 10-KSB filed on March 31, 2006.)

10.15	Form of Warrant. (Incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005.)

10.16

Employment Agreement dated September 29, 2005 between registrant and Mark Newburg.* (Incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005.)

10.17

Employment Agreement dated September 29, 2005 between registrant and Arnaldo Galassi.* (Incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2005.)

10.18	Employment Agreement dated October 3, 2005 between registrant and Peter Zee.* (Incorporated by reference from the registrant’s annual report on Form 10-KSB/A filed on November 13, 2007.)

10.19

Senior Secured Note Purchase Agreement dated May 2, 2006 among registrant and the Bricoleur Funds. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 2, 2006.)

10.20	Securities Put Agreement dated May 2, 2006 among registrant and the Bricoleur Funds. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated May 2, 2006.)

10.21	Security Agreement dated May 2, 2006 among registrant and the Bricoleur Funds. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 2, 2006.)

10.22	Registration Rights Agreement dated May 2, 2006 among registrant and the Bricoleur Funds. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 2, 2006.)

10.23

Share Sale Agreement dated July 5, 2006 among registrant and William Westmore Purton, and Synwood Pty Ltd. (Incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2006.)

10.24

Registration Rights Agreement dated July 11, 2006 among registrant and William Westmore Purton, and Synwood Pty Ltd. (Incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2006.)

10.25

Alliance Agreement dated October 11, 2006 between registrant and Elixir Group Limited. (Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2006.)

10.26

Amended and Restated Sales Representative Agreement dated October 11, 2006 between registrant and Elixir Group Limited. (Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2006.)

10.27

Securities Purchase Agreement dated October 11, 2006 between registrant and Elixir Group Limited. (Incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-QSB filed on November 14, 2006).

10.29	Securities Purchase Agreement dated March 27, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on March 30, 2007.)

10.30	Registration Rights Agreement dated March 28, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on March 30, 2007.)

10.31	Common Stock Purchase Warrant dated March 28, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on March 30, 2007.)

10.32	Securities Purchase Agreement dated May 3, 2007. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on May 15, 2007.)

10.33	Registration Rights Agreement dated May 3, 2007. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on May 15, 2007.)

10.34

Securities Purchase and Product Participation Agreement dated June 12, 2007 between registrant and Elixir Group Limited. (Incorporated by reference from the registrant’s current report on Form 8-K filed on June 13, 2007.)

10.35

Securities Purchase Agreement by and among the registrant and the purchasers identified on the signature pages thereto, dated as of October 19, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on October 23, 2007.)

10.36

Registration Rights Agreement by and among the registrant and the purchasers identified on the signature pages thereto, dated as of October 19, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on October 23, 2007.)

10.38	Waiver and Amendment to Warrants dated September 7, 2007. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on November 14, 2007.)

10.39

Warrant Purchase Agreement by and among, Elixir Group Ltd, the registrant and the purchasers identified on the signature pages thereto, dated as of December 11, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on December 11, 2007.)

10.40

Registration Rights Agreement by and among the registrant and the purchasers identified on the signature pages thereto, dated as of December 11, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on December 11, 2007.)

10.41	Distribution, Service and Support Agreement between registrant and Suzo Happ Group

14.1	Code of Ethics. (Incorporated by reference from the registrant’s annual report on 10-KSB filed March 30, 2004.)

21.1	List of subsidiaries of registrant

23.1	Consent of Ernst & Young, LLP

23.2	Consent of Consent of Piercy Bowler Taylor & Kern

23.3	Consent of BDO Kendalls Audit & Assurance (VIC) Pty Ltd

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ELIXIR GAMING TECHNOLOGIES, INC.

Date: March 31, 2008	By:	/s/Gordon Yuen
Gordon Yuen
Chairman of the Board of Directors, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Gordon Yuen	President, Chief Executive Officer, and Chairman of the Board	March 31, 2008
Gordon Yuen	(Principal Executive Officer)

/s/David Reberger	Treasurer, Chief Financial Officer, and Secretary	March 31, 2008
David Reberger	(Principal Financial Officer)

/s/Martha Vlcek	Vice President of Finance and Chief Accounting Officer	March 31, 2008
Martha Vlcek	(Principal Accounting Officer)

/s/Joseph Pisano	Director and Executive Vice President	March 31, 2008
Joseph Pisano

/s/Vincent L. DiVito	Director	March 31, 2008
Vincent L. DiVito

/s/Paul A. Harvey	Director	March 31, 2008
Paul A. Harvey

/s/ Robert L. Miodunski	Director	March 31, 2008
Robert L. Miodunski

/s/ Lorna Patajo-Kapunan	Director	March 31, 2008
Lorna Patajo-Kapunan

/s/ Clarence Chung	Director	March 31, 2008
Clarence Chung

/s/ John Crawford	Director	March 31, 2008
John Crawford