Form 10-K/A
period 2007-12-31
Elixir Gaming Technologies, Inc.
filed 2008-04-29
CIK 1004673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 114,930,365 shares as of March 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE None.

EXPLANATORY NOTE:  Elixir Gaming Technologies, Inc. a Nevada corporation, is amending its Annual Report on Form 10-K, as originally filed with the Securities and Exchange Commission on March 31, 2008, for purposes of providing the information required by Part III of Form 10-K, as such information will not be incorporated by reference to a proxy statement for the company’s 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission within 120 days after December 31, 2007.   This amendment does not include items from the original Form 10-K that are not being hereby amended.

PART III

ITEM  10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names of our executive officers and directors and their ages, titles and biographies as of April 28, 2008 are set forth below:

Name	Age	Position
Gordon Yuen	50	Chairman of the Board of Directors, President and Chief Executive Officer
Joe Pisano	50	Executive Vice President and Director
David Reberger	35	Treasurer, Chief Financial Officer, and Secretary
Lorna Patajo-Kapunan	55	Director
Maj. Gen. Paul A. Harvey	69	Director
Vincent L. DiVito	48	Director
Robert L. Miodunski	57	Director
Clarence (Yuk Man) Chung	45	Director
John W. Crawford, J.P.	65	Director

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

Joe Pisano joined our board of directors in September 2007 and has served as our senior vice president since September 2007 and executive vice president since February 2008. Mr. Pisano has served as general manager of gaming for Elixir Group since August 2006. From March 2002 to July 2006, Mr. Pisano served as business development manager-Asia Pacific for IGT (Australia) Pty Ltd, a wholly-owned subsidiary of International Game Technology (NYSE:IGT), a designer, developer and manufacturer of microprocessor based gaming products. Mr. Pisano has a Masters degree in Business and Technology from the University of New South Wales in Australia.

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

Lorna Patajo-Kapunan joined our board in September 2007 and she chairs our Nominating Committee. Ms. Patajo-Kapunan has served as a senior partner of Kapunan Lotilla Flores Garcia & Castillo Law Offices, a law firm located in Manila, Philippines, since October 2006. From October 2001 to September 2006, Ms. Patajo-Kapunan served as a partner of Roco Kapunan Migallos & Luna Law Offices, also a Manila based law firm.

Major General Paul Harvey joined our board in October 2005 and he chairs our Conflicts and Compliance Committee. Since November 2007, General Harvey has served as president and chief executive officer of the Pearl River Resort, the largest gaming and resort property in the State of Mississippi.  General Harvey spent 32 years on active duty in the United States Air Force where he held numerous command positions throughout the United States, Europe, Africa and the Middle East. Following retirement, he was the executive director of the Mississippi Gaming Commission from 1993 through 1998. General Harvey serves on the board of directors of the National Center for Responsible Gaming. General Harvey also serves on the boards of directors of Riviera Holdings Corporation and Progressive Gaming International Corp, both of which are publicly held companies.

Vincent DiVito joined our board in October 2005 and he chairs our Audit Committee. Mr. DiVito has served as chief financial officer and treasurer of Lonza America, Inc., a global life sciences chemical business headquartered in Allendale, New Jersey, since September 2000 and as president of Lonza America, Inc. since January 2008.  Lonza America, Inc. is part of Lonza Group, whose stock is traded on the Swiss Stock Exchange.  From 1990 to September 2000, Mr. DiVito was employed by Algroup Wheaton, a global pharmaceutical and cosmetics packaging company, first as its Director of Business Development and later as its vice president and chief financial officer. Mr. DiVito is a certified public accountant and certified management accountant. Mr. DiVito is a member of the board of directors of Riviera Holdings Corporation, a publicly held company.

Robert Miodunski joined our board in November 2005 and he chairs our Compensation Committee. Since 2004, Mr. Miodunski has acted as a consultant to the board of directors and management of Bally Technologies, Inc., formerly known as Alliance Gaming Corporation. Mr. Miodunski was president and chief executive officer of Bally Technologies from 1999 through 2004. From 1994 until 2002, Mr. Miodunski served as President of United Coin Machine Company, a subsidiary of Bally Technologies.

Clarence (Yuk Man) Chung joined our board in October 2007. Mr. Chung has been the executive director of Melco International Development Ltd since May 2006 and the chief operating officer since July 2006. Mr. Chung joined Melco in December 2003 and assumed the role of the chief financial officer. Prior to joining Melco, he had been the director and chief financial officer with Megavillage Group, a vice president at Lazard Asia managing an Asian buy-out fund from 1998 to 2000, and a vice-president at Pacific Century Regional Development Limited, a Singapore listed company with businesses in infrastructure, financial services and technology. Mr. Chung holds a Master of Business Administration degree from Kellogg School of Management of Northwestern University and is a qualified accountant in the United Kingdom and Hong Kong.

John Crawford joined our board in November 2007.  Mr. Crawford has been the chairman of International Quality Education Limited since February 2002.  Since 1997, Mr. Crawford has been the managing director of Crawford Consultants Limited, a company he founded which helps companies in the identification of acquisition opportunities and provides support assistance in that regard.  Prior to that, Mr. Crawford was a founding partner of the Hong Kong office of Ernst & Young where he acted as engagement or review partner for many public companies and banks before he retired from practice in 1997.  Mr. Crawford is a member of the Hong Kong Institute of Certified Public Accountants, a member and honorary president of the Macau Society of Certified Practising Accountants, and a member of the Canadian Institute of Chartered Accountants.  Mr. Crawford also serves on the boards of directors and is chairman of the audit committees of e-Kong Group Limited and Titan Petrochemicals Group Limited, both of which are listed on the Hong Kong Stock Exchange.  He is also on the board of directors and chairman of the audit committee of Regal Portfolio Management Limited, which manages the Regal Real Estate Investment Trust, the units of which are listed on the Hong Kong Stock Exchange.

Additional Information About our Board and its Committees

We continue to monitor the rules and regulations of the SEC and the American Stock Exchange to ensure that a majority of our board remains composed of “independent” directors. All of our directors except Gordon Yuen, Joe Pisano and Clarence Chung are considered by our board of directors to be “independent” as defined in Section 803(2)  of the American Stock Exchange Company Guide.  Our board of directors has formed an audit committee, a nominating committee, and a compensation committee, all of which operate under written charters.  Each of the members of our board committees are considered by our board of directors to be “independent” as defined in Section 803(2)  of the AMEX Company Guide.

Audit Committee

During fiscal 2007, our audit committee was initially comprised of Vincent DiVito, Robert Miodunski and Maj. Gen. Paul Harvey.  In November 2007 John Crawford was appointed to serve on the audit committee.  Mr. DiVito serves as the audit committee chair.  Our audit committee has the responsibility of selecting the firm that will serve as our independent public accountants, approving and reviewing the scope and results of the audit and any non-audit services provided by the independent public accountants and meeting with our financial staff to review internal control, procedures and policies.

We have identified Mr. DiVito as the audit committee financial expert. Mr. DiVito is the chief financial officer of Lonza America and he is also a certified public accountant and a certified management accountant. All members of our audit committee are independent, as independence for audit committee members is defined in Section 803(2) of the AMEX Company Guide. In addition, Mr. Miodunski, General Harvey and Mr. Crawford each meet the definition of “financially sophisticated” as defined in Section 803(2) of the AMEX Company Guide.

Compensation Committee

During fiscal 2007, our compensation committee was initially comprised of Maj. Gen. Paul Harvey, Vincent DiVito, and Robert Miodunski.  Mr. Miodunski serves as compensation committee chair.  In September 2007, Ms. Kapunan was appointed to serve on our compensation committee.  Our compensation committee has the responsibility of setting executive compensation guidelines, administering our stock incentive plans, and approving compensation of our executive officers and members of the board of directors.  In determining the compensation to be paid to our executive officers, our compensation committee took into consideration the recommendations of Pure Compensation LLC, an independent compensation consulting firm retained directly by the compensation committee, and our chief executive officer.

Compensation Committee Interlocks and Insider Participation

No member of our board of directors is employed by us or our subsidiaries except for Gordon Yuen, who is presently employed as our president and chief executive officer, and Joe Pisano, who is presently employed as our executive vice president.  None of our executive officers serve on the board of directors of another entity, one of whose executive officers serves on the compensation committee of our board of directors.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), and have filed our Code of Ethics as an exhibit to our annual report on

Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.  If we make any substantive amendments to our Code of Ethics or grant any waivers, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer or chief accounting officer or corporate controller, we will disclose the nature of such amendments or waivers on that website or in a report on Form 8-K.

ITEM 11.               EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our then chief executive officer during the fiscal year ended December 31, 2007 and our other two highest paid executive officers earning in excess of $100,000 for services rendered in all capacities at the end of the fiscal year ended December 31, 2007.  Mr. Newburg served as our chief executive officer from September 2005 to September 10, 2007.  Mr. Yuen, Mr. Pisano and Mr. Reberger commenced their employment with us on September 10, 2007.

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Option Awards ($) (e)	All Other Compensation (f)	Total (g)
Gordon Yuen, CEO	2007	115,032	350,000	194,013	18,500	677,545
	2006	—	—	—	—	—
Joe Pisano, Executive VP	2007	89,855	195,000	87,306	27,056	399,217
	2006	—	—	—	—	—
David Reberger, CFO	2007	84,792	195,000	32,335	18,500	330,627
	2006	—	—	—	—	—
Mark Newburg, CEO	2007	320,192	151,500	209,540	11,343	692,575
	2006	286,538	150,000	282,976	33,571	753,085

The dollar amounts in column (e) reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2006, in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in footnote (1) to our audited financial statements for the fiscal year ended December 31, 2007 included in our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

Narrative Disclosure to Summary Compensation Table

Gordon Yuen

The options awarded to Mr. Yuen during 2007 include options to purchase 3,072,269 shares of our common stock as set forth in the table, “Outstanding Equity Awards at Fiscal Year-End,” below.  In January 2008, the compensation committee of our board of directors approved the following compensation for Mr. Yuen, the terms of which are expected to be included in a written employment agreement to be entered into between us and Mr. Yuen:

•      an annual salary of $425,000;

•      an annual cash bonus of up to $150,000 payable upon the achievement of certain objectives set by our compensation committee;

•      a housing allowance of $5,000 per month for so long as Mr. Yuen maintains a home in Hong Kong;

•      options to purchase up to 672,269 shares at an exercise price of $4.59 which vest in three equal annual installments commencing on November 14, 2008; and

•      options to purchase up to 1.2 million shares of common stock at exercise prices ranging from $3.50 to $7.50 per share and vesting in three equal annual installments commencing on February 12, 2009.

Joe Pisano

The options awarded to Mr. Pisano during 2007 include options to purchase 1,876,135 shares of our common stock as set forth in the table, “Outstanding Equity Awards at Fiscal Year-End,” below.  In January 2008, the compensation committee of our board of directors approved the following compensation for Mr. Pisano, the terms of which are expected to be included in a written employment agreement to be entered into between us and Mr. Pisano:

•      an annual salary of $300,000;

•      an annual cash bonus of up to $87,500 payable upon the achievement of certain objectives set by our compensation committee;

•      a housing allowance of $5,000 per month for so long as Mr. Pisano maintains a home in the Philippines and an education allowance of $2,500 per child for up to two children until the child reaches grade 12;

•      options to purchase up to 336,135 shares at an exercise price of $4.59 which vest in three equal annual installments commencing on November 14, 2008; and

•      options to purchase up to one million shares of common stock at exercise prices ranging from $3.50 to $7.50 per share and vesting in three equal annual installments commencing on February 12, 2009.

David Reberger

The options awarded to Mr. Reberger during 2007 include options to purchase 1,536,135 shares of our common stock as set forth in the table, “Outstanding Equity Awards at Fiscal Year-End,” below.  In January 2008, the compensation committee of our board of directors approved the following compensation for Mr. Reberger, the terms of which are expected to be included in a written employment agreement to be entered into between us and Mr. Reberger:

•      an annual salary of $275,000;

•      an annual cash bonus of up to $87,500 payable upon the achievement of certain objectives set by our compensation committee;

•      a housing allowance of $5,000 per month for so long as Mr. Reberger maintains a home in Australia;

•      options to purchase up to 336,135 shares at an exercise price of $4.59 which vest in three equal annual installments commencing on November 14, 2008; and

•      options to purchase up to one million shares of common stock at exercise prices ranging from $3.50 to $7.50 per share and vesting in three equal annual installments commencing on February 12, 2009,

Mark Newburg

On September 29, 2005, we entered into a two year employment agreement with Mr. Newburg, the terms of which provided for:

•      an annual salary of $250,000;

•      a signing bonus of $75,000 split in two equal payments to be made on the signing of the employment agreement and on December 15, 2005;

•      750,000 stock options priced at $1.34 which shall vest and first become exercisable upon a change of control;

•      in the event of a change of control, a payment equal to 12 months base salary in effect on the date of the change of control and an amount equal to 50% of his annual base pay (however, Mr. Newburg waived any change in control payment triggered by the transactions under the Participation Agreement); and

•      annual bonuses of up to 50% of his salary provided certain performance milestones are met.

In April 2006, Mr. Newburg’s annual salary was increased to $300,000 and Mr. Newburg was granted an additional option to purchase 300,000 shares of our common stock at an exercise price of $2.48 per share. In March 2007, Mr. Newburg’s annual salary was increased to $325,000. Additionally, he received a $151,500 bonus and was granted an additional option to purchase 200,000 shares of our common stock at an exercise price of $2.40 per share.

Mr. Newburg was also entitled to certain perquisites, including the ability to participate in, at our expense, whatever employee benefit plans (medical, dental, vision) we maintain. Additionally, we reimbursed Mr. Newburg for all out-of-pocket medical, dental and vision expenses not paid under the benefit plans.  In 2006 and 2007, these health benefits amounted to $15,304 and $11,343 and are included in column (f) in the above table.

Outstanding Equity Awards at Fiscal Year-End

Option Awards

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Gordon Yuen	400,000	(1)	800,000	(1)		$2.90	05/17/12
			400,000	(2)		3.50	02/12/13
			200,000	(2)		4.00	02/12/13
			200,000	(2)		5.50	02/12/13
			200,000	(2)		6.50	02/12/13
			200,000	(2)		7.50	02/12/13
			672,269	(3)		4.59	11/14/17

Joe Pisano	180,000	(4)	360,000	(4)		2.90	05/17/12
			200,000	(5)		3.50	02/12/13
			200,000	(5)		4.00	02/12/13
			200,000	(5)		5.50	02/12/13
			200,000	(5)		6.50	02/12/13
			200,000	(5)		7.50	02/12/13
			336,135	(6)		4.59	11/14/17

David Reberger	66,666	(7)	133,334	(7)		2.90	05/17/12
			200,000	(5)		3.50	02/12/13
			200,000	(5)		4.00	02/12/13
			200,000	(5)		5.50	02/12/13
			200,000	(5)		6.50	02/12/13
			200,000	(5)		7.50	02/12/13
			336,135	(6)		4.59	11/14/17

(1)	We granted Mr. Yuen 1,200,000 options as of September 10, 2007. The options vest and become exercisable annually in 400,000 share installments over three years starting on May 17, 2008.

(2)

We granted Mr. Yuen 1,200,000 options as of April 4, 2008. The options vest and become exercisable as follows: 399,997 options vest on February 12, 2009; 400,001 options vest on February 12, 2010; and the final 400,002 options vest on February 12, 2011.

(3)	The options vest and become exercisable as follows: 224,089 options vest on November 14, 2008; 224,089 options vest on November 14, 2009; and the final 224,091 options vest on November 14, 2010.

(4)	We granted Mr. Pisano 540,000 options as of September 10, 2007. The options vest and become exercisable annually in 189,000 share installments over three years starting on May 17, 2008.

(5)

We granted the reporting person 1,000,000 options as of April 4, 2008.  The options vest and become exercisable as follows: 333,330 options vest on February 12, 2009; 333,335 options vest on February 12, 2010; and the final 333,335 options vest on February 12, 2011.

(6)	The options vest and become exercisable as follows: 112,045 options vest on November 14, 2008; 112,045 options vest on November 14, 2009; and the final 112,045 options vest on November 14, 2010.

(7)	We granted Mr. Reberger 200,000 options as of September 10, 2007. The options vest and become exercisable annually in three equal installments over three years starting on May 17, 2008.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)(1)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Vincent DiVito	45,500	154,000	17,643	—	—	—	217,143
Paul Harvey	22,500	154,000	17,643	—	—	—	194,143
Robert Miodunski	22,500	154,000	17,643	—	—	—	194,143
Lorna Patajo-Kapunan	—	—	14,662	—	—	—	14,662
Clarence Chung	—	—	32,335	—	—	—	32,335
John Crawford	—	—	—	—	—	—	—

The dollar amounts in column (d) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in footnote (1) to our audited financial statements for the fiscal year ended December 31, 2007 included in our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

Non-employee members of our board of directors received an initial grant of 100,000 options and, effective as of November 2007, an annual grant of 30,000 options. The exercise price of such options is the market price of our common stock on the date of grant. Our directors are reimbursed for their out-of-pocket expenses related to their services as directors or meeting attendances. Commencing November 2007, members of our board of directors that are not employees receive a quarterly fee of $15,000. The chairman of our audit committee receives an additional $7,500 per quarter. In addition, upon joining the board, Messrs. DiVito, Harvey and Miodunski each received options to purchase 100,000 shares of common stock at an exercise price of $1.34 per share over a three year term pursuant to our Amended and Restated 1999 Stock Option Plan; and each received a grant of 50,000 shares of common stock which accrued in increments of 10,000 shares over the five fiscal quarters beginning in September 2005.

SEC Position on Certain Indemnification Arrangements

Our articles of incorporation obligate us to indemnify our directors and officers to the fullest extent permitted under Nevada law. Chapter 78 of the Nevada Revised Statutes provides for indemnification by a corporation of costs incurred by directors, employees, and agents in connection with an action, suit, or proceeding brought by reason of their position as a director, employee, or agent. The person being indemnified must have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling us pursuant to the provisions contained in our amended and restated articles of incorporation, our amended and restated bylaws, Nevada law or otherwise, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. If a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers or controlling persons in the successful defense of any action, suit, or proceeding, is asserted by such director, officer or controlling person, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of this issue.

Indemnification Agreements

We have entered into indemnification agreements with members of our board of directors and certain other employees in which we agreed to hold harmless and indemnify such directors, officers and employees to the fullest extent authorized under Nevada law, and to pay any and all related expenses reasonably incurred by the indemnitee. The relevant members of our board of directors are Gordon Yuen, Joe Pisano, Lorna Patajo-Kapunan, Vincent L. DiVito, Maj. Gen. Paul A. Harvey, Robert L. Miodunski, Clarence Chung and John Crawford.

Section 16(A) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the SEC on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the SEC to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2007, except as follows:

•      James Crabbe, our former chairman of the board, conducted a late filing of Form 4 to report the grant of options;

•      Vincent DiVito, a member of our board of directors, conducted two late filings of Form 4 to report the grant of options;

•      Paul Harvey, a member of our board of directors, conducted two late filings of Form 4 to report the grant of options;

•      Robert Miodunski, a member of our board of directors, conducted two late filings of Form 4 to report the grant of options;

•      Mark Newburg, at the time our chief executive officer, conducted a late filing of Form 4 to report the grant of options;

•      Arnaldo Galassi, at the time our chief financial officer, conducted a late filing of Form 4 to report the grant of options;

•      Peter Zee, at the time our executive vice president, conducted two late filings of Form 4 to report the grant of options;

•      Clarence Chung, a member of our board of directors, conducted a late filing of Form 3 to report his election to our board of directors; and

•      Elixir Group and its ultimate parent corporation, Melco International Development Ltd. conducted a late filing of Form 4 to report Elixir Group’s cancellation of options and receipt of common shares pursuant to the Exchange Agreement.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the beneficial ownership of our common stock, as of April 18, 2008, by:

•      All of our directors and executive officers, individually;

•      All of our directors and executive officers, as a group; and

•      All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 114,956,667 shares of our common stock outstanding as of April 18, 2008, according to the record ownership listings as of that date, the beneficial ownership reports filed by 5% beneficial owners with the SEC and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of April 18, 2008, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Elixir Gaming Technologies, Inc., 6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada 89119.

Name of Director, Executive Officer or Nominee	Shares(1)		Percentage
Gordon Yuen	400,000	(2)	*
Joe Pisano	180,000	(2)	*
David Reberger	66,666	(2)	*
Paul A. Harvey	165,000	(3)	*
Vincent L. DiVito	165,000	(3)	*
Robert L. Miodunski	100,000	(4)	*
Lorna Patajo-Kapunan	115,000	(2)	*
Clarence Chung	166,666	(2)	*
John Crawford	100,000	(2)	*
All directors and executive officers as a group (9 persons)	1,458,332		1.3%

* Less than one percent

Name and Address of 5% Holder
Elixir Group Limited 38/F, The Centrium 60 Wyndham Street Central, Hong Kong	55,800,000	(5)	44.7%
Strata Capital Management LP 9665 Wilshire Blvd, Suite 505 Beverly Hills, CA 90212	9,803,320		8.5%
James E. Crabbe 1305 SW Myrtle CT Portland, OR 97201	6,106,073	(6)	5.3%

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

(2)	Represents common shares issuable upon the exercise of stock options.

(3)	Includes 50,000 shares held directly and 115,000 shares issuable upon the exercise of stock options.

(4)	Includes 50,000 shares held directly and 50,000 shares issuable upon the exercise of stock options.

(5)

Includes 10 million shares underlying vested and immediately exercisable warrants.  Does not include 66,000,000 shares underlying unvested warrants or the 26.4 million shares issuable upon cancellation of those warrants pursuant to the terms of the Securities Amendment and Exchange Agreement dated October 21, 2007 between us and Elixir Group.  The shares are owned directly by Elixir Group, which is the indirect wholly-owned subsidiary of Melco International Development Limited. Melco is the indirect beneficial owner of the reported securities.

(6)

Includes 3,565,056 shares held directly by Mr. Crabbe, 80,600 shares issuable upon the exercise of stock options and 2,460,407 shares held by Mr. Crabbe, as Trustee of the James E. Crabbe Revocable Trust.

Change in Control

On September 10, 2007, we underwent a change in control and a resultant change in our business model pursuant to a Securities Purchase and Product Participation Agreement (“Participation Agreement”) dated June 12, 2007 between us and Elixir Group.  At the initial closing, we issued to Elixir Group 25 million shares of our common stock and warrants to purchase an additional 88 million shares of our common stock. On September 13, 2007, we issued an additional 15 million shares of our common stock to Elixir Group pursuant to the Participation Agreement based on Elixir Group’s placement of additional electronic gaming machines. Based on the aforementioned issuances, as of September 13, 2007, we had 77,552,301 shares of our common stock issued and outstanding, of which 41 million (or 52.9%) were held by Elixir Group.  The transactions under the Participation Agreement were approved by our stockholders at a special meeting of stockholders held on September 10, 2007.

In conjunction with our October 2007 private placement of common shares, in October 2007 we entered into a Securities Amendment and Exchange Agreement (the “Exchange Agreement”) with Elixir Group, pursuant to which we agreed to issue to Elixir Group up to 31.2 million shares of our common stock in exchange for Elixir Group’s cancellation of up to 78 million of the 88 million warrants it received under the above-described Participation Agreement.  At our annual meeting of shareholders held on December 17, 2007, a majority of our voting shares (excluding shares held by Elixir Group) voted to approve the Exchange Agreement and our issuance of common shares to Elixir Group in exchange for its cancellation of warrants.

The initial closing under the Exchange Agreement occurred on December 17, 2007, at which time we issued 4.8 million shares of our common stock to Elixir Group in exchange for its cancellation of 12 million warrants that had vested and were exercisable.  The remaining 66 million warrants subject to the Exchange Agreement are unvested as of the date of this report and their exercise is subject to the achievement of certain performance milestones with respect to the placement of electronic gaming machines pursuant to the Participation Agreement.  Pursuant to the Exchange Agreement, Elixir Group will cancel the remaining 66 million warrants, subject to their vesting, in return for our issuance of common shares at the rate of one common share for every 2.5 warrants cancelled, or a total of 26.4 million common shares if all of the 66 million warrants vest.

Immediately following the initial closing of the transactions under the Participation Agreement, Elixir Group controlled a majority of our outstanding capital stock.  After giving effect to our sale of 31 million shares of common stock in private placements conducted in October and December 2007 and the initial closing under the Exchange Agreement, Elixir Group’s percentage ownership of our company as of the date of this report has decreased to 44.7% of our outstanding capital stock, however Elixir Group remains a principal stockholder of our company and retains the power to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions.

Pursuant to the Participation Agreement, Elixir Group was entitled to appoint to our board no less than three directors as of the initial closing under the Participation Agreement. The Participation Agreement further provides that Elixir Group will at all times be entitled to appoint to our board of directors a pro rata share of the authorized members of our board based on Elixir Group’s percentage ownership of our outstanding common shares.  At least one Elixir Group nominee is entitled to serve on each committee of our board, provided, such Elixir Group nominee satisfies the applicable independence requirements. At the September 10, 2007 special meeting of stockholders, our stockholders voted to approve the election to our board of directors the following nominees of Elixir Group: Gordon Yuen, Joe Pisano, and Lorna Patajo-Kapunan.  Ms. Kapunan was also appointed to the compensation and nominating committees of our board of directors, and serves as chairperson of our nominating committee.  In October 2007, Elixir Group nominated to our board of directors Mr. Clarence Chung pursuant to its nominating rights set forth in the Participation Agreement.

Pursuant to the Participation Agreement, Elixir Group has agreed that until the second anniversary of the closing, the pre-closing shareholders of our company will be entitled to the benefit of continued representation on our board of directors of at least two of the three independent directors serving on the board prior to the closing. The three independent directors serving on our board prior to the closing were Vincent DiVito, Robert Miodunski and Maj. Gen. Paul Harvey, each of whom continues to serve on our board as of the date of this report.  In the event of the resignation, termination or death of any two pre-closing independent directors, the remaining pre-closing independent director shall be entitled to name a replacement.  At least one of the pre-closing independent directors shall be entitled to serve on each committee of our board of directors, provided such director satisfies the applicable independence requirements.

Equity Compensation Plan Information

We have two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan, under which 15,000,000 shares and 300,000 shares are authorized, respectively, and both of which have been approved by our stockholders.  Pursuant to these stock option plans, as of December 31, 2007, there were options outstanding to purchase 3,218,369 shares of our common stock with a weighted average exercise price per share of $2.04 and options remaining to purchase 9,598,738 shares of our common stock.  In September 2007, our stockholders approved the issuance of options to purchase five million shares of our common stock pursuant to the initial closing of the transactions under the Participation Agreement to certain employees and non-employees.  Each option had an exercise price of $2.90 per share and will vest over a three-year period and have a five-year term.

The following table sets forth certain information as of December 31, 2007 about our stock option plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighed-Average Exercise Price of Outstanding Options, Warrants and Notes Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
Equity compensation plans approved by security holders	8,218,369	$2.56	9,598,738
Equity compensation plans not approved by security holders	—	—	—
Total	8,218,369	$2.56	9,598,738

The first column reflects outstanding stock options to purchase (i) 3,098,769 shares of common stock pursuant to our Amended and Restated 1999 Stock Option Plan, (ii) 119,600 shares of common stock pursuant to our Amended and Restated 1999 Directors’ Stock Option Plan and (iii) five million shares of common stock pursuant to the options approved our stockholders in September 2007.

The third column reflects 9,573,738 shares remaining for issuance under our Amended and Restated 1999 Stock Option Plan and 25,000 shares available under our Amended and Restated 1999 Directors’ Stock Option Plan.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

With regard to transactions between us and our principal stockholder, Elixir Group, pursuant to the Participation Agreement, our board of directors has established a committee of the board, known as the conflicts and compliance committee, made up exclusively of at least three members of our board who satisfy the independence requirements of AMEX Section 803(2) and meet the criteria for independence as set forth in Rule 10A-3(b)(1) under the Exchange Act, and who are not then, and during the two years prior to their appointment or election have not been, an officer, director, employee of or consultant or advisor to Elixir Group or any affiliate of Elixir Group. Elixir Group has the right to appoint at least one representative to the conflicts and compliance committee if that person satisfies the foregoing criteria. The conflicts and compliance committee operates under a charter, pursuant to which the conflicts and compliance committee has the power to veto any agreement or transaction between us and Elixir Group or any of its affiliates involving an aggregate amount in excess of $200,000 and that has been approved by our board of directors.

The conflicts and compliance committee charter shall not be amended or modified unless (i) such amendment or modification has been approved and recommended by a majority of the members of the conflicts and compliance committee and (ii) at least five business days preceding the effective date of such amendment or modification we have filed with the SEC a current report on Form 8-K that accurately and fully discloses the proposed amendment or modification and the basis for the conflicts and compliance committee’s recommendations.

Elixir Group Transactions

Participation Agreement

As more fully described under the caption “Security Ownership of Certain Beneficial Owners and Management - Change of Control” on page 10, on September 10, 2007 we underwent a change in control and a resultant change in our business model pursuant to a Securities Purchase and Product Participation Agreement (“Participation Agreement”) dated June 12, 2007 between us and Elixir Group.   Pursuant to the Participation Agreement, we agreed to issue to Elixir Group a controlling bock of our common shares and grant Elixir Group the right to nominate a certain numbers of directors to our board of directors.  Based on the aforementioned issuances, as of September 13, 2007, we had 77,552,301 shares of our common stock issued and outstanding, of which 41,000,000 (or 52.9%) were held by Elixir Group.  As of the date of this report, four out of the eight sitting members of our board of directors are nominees of Elixir Group, including Gordon Yuen, Joe Pisano, Lorna Patajo-Kapunan and Clarence Chung.  Our chief executive officer and chairman of the board, Gordon Yuen, also serves as the chief executive officer of Elixir Group, and our executive vice president and member of our board, Joe Pisano, also serves as general manager of Elixir Group.

Exchange Agreement

In conjunction with our October 2007 private placement of common shares, in October 2007 we entered into a Securities Amendment and Exchange Agreement (the “Exchange Agreement”) with Elixir Group, pursuant to which we agreed to issue to Elixir Group up to 31.2 million shares of our common stock in exchange for Elixir Group’s cancellation of up to 78 million of the 88 million warrants it received under the above-described Participation Agreement.  The initial closing under the Exchange Agreement occurred on December 17, 2007, at which time we issued 4.8 million shares of our common stock to Elixir Group in exchange for its cancellation of 12 million warrants that had vested and were exercisable.

After giving effect to our sale of 31 million shares of common stock in private placements conducted in October and December 2007 and the initial closing under the Exchange Agreement, Elixir Group’s percentage ownership of our common shares as of the date of this report has decreased to 44.7% of our outstanding capital stock, however Elixir Group remains a principal stockholder of our company and retains the power to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions.

Please see “Security Ownership of Certain Beneficial Owners and Management - Change of Control” on page 10, for a more complete discussion of the terms of the Participation Agreement and Exchange Agreement.

Purchase and Sale of Gaming Machines

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

Pursuant to the Participation Agreement, we have agreed to buy from Elixir Group, and Elixir Group has agreed to sell to us, all of the electronic gaming machines and the casino management systems to be used in our gaming business contemplated by the Participation Agreement.  In the event of Elixir Group’s purchase of electronic gaming machines or systems for resale to us from a party not affiliated with Elixir Group, our purchase price is Elixir Group’s cost plus 15 percent (15%). In the event of the manufacture of electronic gaming machines or systems by Elixir Group or Elixir Group’s purchase of electronic gaming machines or systems for resale to us from an affiliate of Elixir Group, our purchase price will be the same price at which Elixir Group would sell such machines or systems in an arm’s length transaction with an unrelated third party.

As described above, Elixir Group designs and constructs the gaming floors and provides for the related signage and peripheral fixtures.  We reimburse Elixir Group for its costs actually incurred in the set-up of the gaming operations in amounts equal to Elixir Group’s out-of-pocket costs plus 15 percent (15%) excluding any costs associated with labor to perform their obligations.

Elixir Trade Credit Facility

On April 21, 2008, we entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International Limited (“Elixir International”),  a wholly-owned subsidiary of Elixir Group.  Pursuant to the Facility Agreement,  Elixir International may, from time to time at its option, provide trade credits to us for our purchase of electronic gaming machines from Elixir International in exchange for our issuance of unsecured notes to Elixir International bearing interest at a fixed rate of eight percent (8%) per annum.  Title of any gaming machines offered in exchange for the notes passes to us upon issuance of the notes.

Upon entering into the Agreement, we immediately issued the first note pursuant to the terms of the Facility Agreement in the principal amount of $15,000,000 (the “Initial Advance”).  The Initial Advance extinguished an existing current trade payable of an equivalent amount to Elixir International in respect to gaming machines previously acquired.

We are obligated to repay the principal, plus any accrued interest thereon, of the Initial Advance in 24 equal monthly installments after the date of issue.  However, the Initial Advance is subject to demand by Elixir International for immediate payment of any outstanding sums owed under it to Elixir International if there is either an event of default or a change of control, as those terms are defined in the Facility Agreement.  Any further notes, if issued, will be subject to demand by Elixir International for immediate payment of any outstanding sums owed under them to Elixir International at anytime and at the sole discretion of Elixir International.

The Facility Agreement does not include a commitment on the part of Elixir International and all further borrowings by us are subject to the approval of Elixir International at its sole discretion.  There can be no assurance of any further amount of credit obtainable by us under the Facility Agreement.

An “event of default” occurs pursuant to the Facility Agreement if, among other things, we default in the payment when due of any principal or interest on any note issued pursuant to the Facility Agreement; or we become insolvent or generally fail to pay or admit in writing our inability to pay our debts as they become due; or we apply for, consent to, or acquiesce in the appointment of a trustee, receiver or other custodian for our self  or any of our property, or make a general assignment for the benefit of our creditors; or a trustee, receiver or other custodian will otherwise be appointed for us or any of our assets and not be discharged within 30 days; or any bankruptcy, reorganization, debt arrangement, or other case or proceeding under any bankruptcy or insolvency law, or any dissolution or liquidation proceeding is commenced by or against us and be consented to or acquiesced in by us or remains undismissed for 30 days; or we take any corporate action to authorize, or in furtherance of, any of the foregoing; or any judgments, writs, warrants of attachment, executions or similar process (not undisputedly covered by insurance) in an aggregate amount in excess of $100,000 is issued or levied against us or any of our assets and will not be released, vacated or fully bonded prior to any sale and in any event within 30 days after its issue or levy; or we become subject to pending or threatened litigation, arbitration or a governmental litigation or proceeding, not previously disclosed to Elixir International, and such action could have a material adverse affect on our operations or financial condition.

A “change of control” occurs pursuant to the Facility Agreement if, among other things, after April 21, 2008: (i) any person or two or more persons acting in concert (other than Elixir International or its affiliates) acquire beneficial ownership (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of securities of our company representing 50% or more (on a fully-diluted basis) of the combined voting power of all our securities (other than securities owned by Elixir Group or its affiliates) entitled to vote in the election of directors; or (ii) our sale of substantially all of our assets; or (iii) any sale of our securities by Elixir Group or its affiliates or any issuance of new securities by us resulting in the combined voting power of all our securities (on a fully-diluted basis) owned by Elixir Group or its affiliates falls below 30%.

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2007 and 2006 by our independent registered public accounting firms for such years, Ernst & Young LLP and Piercy Bowler Taylor & Kern, respectively, fees for the audit of our consolidated financial statements for the years ended December 31, 2007 and 2006, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-QSB, and accounting and auditing assistance relative to acquisition accounting and reporting.

	2007	2006
Audit Fees	$355,994	$218,600
Audit-Related Fees	10,864	4,708
Tax Fees	13,168	20,000
All Other Fees	97,238	—
	$477,264	$243,308

Audit Committee Pre-Approval Policies

Our audit committee approves all audit fees, audit-related fees, tax fees and special engagement fees.  The audit committee approved 100% of such fees for the year ended December 31, 2007.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial statements

Reference is made to the Index and Financial Statements under Item 8 in Part II of our annual report on Form 10-K filed on March 31, 2008, where these documents are listed.

(b) Financial statement schedules

Financial statement schedules are either not required or the required information is included in the consolidated financial statements or notes thereto filed under Item 8 in Part II of our annual report on Form 10-K filed on March 31, 2008.

(c) Exhibits

The exhibits to this Amendment No. 1 to Annual Report on Form 10-K are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit.

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

10.41	Distribution, Service and Support Agreement between registrant and Suzo Happ Group. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 31, 2008)

10.42	Trade Credit Facility Agreement dated April 25, 2008 between the registrant and Elixir International Limited

14.10	Code of Ethics. (Incorporated by reference from the registrant’s annual report on 10-KSB filed March 30, 2004.)

21.10	List of subsidiaries of registrant. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 31, 2008)

23.1	Consent of Ernst & Young, LLP. (Filed as part of registrant’s annual report on Form 10-K filed on March 31, 2008)

23.2	Consent of Consent of Piercy Bowler Taylor & Kern. (Filed as part of registrant’s annual report on Form 10-K filed on March 31, 2008)

23.3	Consent of BDO Kendalls Audit & Assurance (VIC) Pty Ltd. (Filed as part of registrant’s annual report on Form 10-K filed on March 31, 2008)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ELIXIR GAMING TECHNOLOGIES, INC.

Date: April 29, 2008	By:	/s/ Gordon Yuen
Gordon Yuen Chairman of the Board of Directors, President, and
Chief Executive Officer