Form 10-Q
period 2008-03-31
Elixir Gaming Technologies, Inc.
filed 2008-05-14
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 001-32161

Elixir Gaming Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	91-1696010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

6650 Via Austi Parkway, Suite 170
Las Vegas, NV  89119

(Address of principal executive offices, including zip code)

(702) 733-7195
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of May 9, 2008, 114,956,667 shares of common stock of Elixir Gaming Technologies, Inc. were outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,665,711	$68,286,820
Current portion of accounts receivable, trade, net of allowance for uncollectibles of $201,361 and $176,666	2,811,402	1,689,909
Other receivables, net of allowance for uncollectibles of $49,211 and $0	311,678	298,940
Inventories	1,423,273	1,686,670
Prepaid expenses and other current assets	626,218	975,549
	51,838,282	72,937,888

Accounts receivable, trade, net of current portion	—	60,421
Gaming machines and systems, net of accumulated depreciation of $1,842,102 and $569,926	42,667,472	39,193,962
Property and equipment, net of accumulated depreciation of $3,301,611 and $3,039,933	4,243,732	3,934,532
Intangible assets, net of accumulated amortization of $1,854,697 and $1,689,096	5,320,718	5,486,321
Goodwill	84,210	84,210
Prepaid commissions	1,394,271	1,398,800
Deposits and other assets	991,419	617,894
	$106,540,104	$123,714,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,594,064	$1,798,459
Amount due to related party, current portion	10,040,732	29,601,448
Accrued expenses	3,064,516	5,248,458
Short-term debt	177,868	31,893
Capital lease obligations, current portion	273,585	480,663
Customer deposits	248,082	197,019
	15,398,847	37,357,940

Capital lease obligations, net of current portion	888,222	916,444
Amount due to related party, net of current portion	8,421,119	—
Other liabilities	159,285	99,966
Deferred tax liability	1,073,533	1,051,745
	25,941,006	39,426,095
Stockholders’ equity:
Common stock, $001 par value, 300,000,000 shares authorized; 114,946,671 and 114,914,934 shares issued and outstanding	114,947	114,916
Additional paid-in-capital	413,182,765	411,323,072
Accumulated other comprehensive income	159,349	406,358
Accumulated deficit	(332,857,963)	(327,556,413)
	80,599,098	84,287,933
	$106,540,104	$123,714,028

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Gaming machine participation	$518,617	$—
Table game products	680,030	1,956,023
Non-gaming products	1,732,876	1,430,877
	2,931,523	3,386,900

Operating costs and expenses:
Cost of gaming machine participation	1,388,201	—
Cost of table game products	651,204	1,487,063
Cost of non-gaming products	1,532,485	1,594,197
Selling, general and administrative	5,141,588	2,937,375
Research and development	323,721	262,758
Depreciation and amortization	231,120	331,676
Restructuring charges	165,570	—
	9,433,889	6,613,069
Loss from operations	(6,502,366)	(3,226,169)

Other income (expense):
Interest expense and finance fees	(54,287)	(671,111)
Interest income	366,751	13,872
Foreign currency gains	839,966	—
Other	80,527	487,447
	1,232,957	(169,792)

Income tax expense	(32,141)	—

Net loss	$(5,301,550)	$(3,395,961)

Basic and diluted loss per share	$(0.05)	$(0.10)

Weighted average common shares outstanding	114,923,562	32,359,950

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,301,550)	$(3,395,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Income tax expense	32,141	—
Foreign currency gains	(839,966)	—
Depreciation of gaming machines and systems and property and equipment	1,456,508	144,228
Amortization of intangible assets	165,603	214,666
Amortization of deferred interest	20,000	311,186
Amortization of prepaid sales commission	4,529	—
Stock-based compensation expense	1,802,321	375,459
Loss on disposition of assets	14,027	—
Write down of inventory	20,422	—
Changes in operating assets and liabilities:
Accounts receivable	(927,920)	(68,536)
Inventories	242,976	(79,751)
Prepaid expenses and other current assets	334,330	—
Deposits and other assets	(378,525)	97,336
Accounts payable	(327,453)	(231,627)
Accrued expenses and other current liabilities	(2,021,466)	298,551
Net cash used in operating activities	(5,704,023)	(2,334,449)

Cash flows from investing activities:
Acquisition of property and equipment	(203,772)	(93,259)
Payments of related party payables for purchase of gaming machines and systems	(15,683,516)	—
Sale of property and equipment	2,129	—
Net cash used in investing activities	(15,885,159)	(93,259)

Cash flows from financing activities:
Proceeds from sale of stock, warrants and options	57,402	4,484,385
Repayment of notes payable and leases	(89,329)	(396,514)
Proceeds from stock subscriptions receivable	—	2,650,000
Net cash (used in) provided by financing activities	$(31,927)	$6,737,871

Increase (decrease) in cash (used in) and cash equivalents	(21,621,109)	4,310,163
Cash and cash equivalents at beginning of period	68,286,820	333,888
Cash and cash equivalents at end of period	$46,665,711	$4,644,051

Non-cash investing and financing activities:
Gaming machines purchased as related party payables	$4,912,322	$—

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.                DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The principal business activity of Elixir Gaming Technologies, Inc. and its subsidiaries (the “Company”) is the owning and leasing of electronic gaming machines placed in resorts, hotels and other venues throughout Asia and the developing and distributing of products related to the gaming and automotive industries. These products include electronic card shuffling devices, RFID casino chips and component parts for the automotive industry.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles pursuant to the rules and regulations incorporated in Regulation SK of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.

Use of Estimates

These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (U.S.).  Accordingly, the Company is required to make estimates, judgments and assumptions that it believes are reasonable based on its historical experience, contract terms, observance of known trends in the Company and the industry as a whole, and information available from other outside sources.  These estimates affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.  On a regular basis, the Company evaluates its estimates, including those related to revenue recognition, product returns, long-lived assets, inventory obsolescence, stock-based compensation, income taxes, bad debts, warranty obligations, long-term contracts, contingencies and litigation.  Actual results may differ from initial estimates.

Cash and Cash Equivalents

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.  The Company places its cash and temporary investments with financial institutions.  At March 31, 2008, the Company had deposits with financial institutions in excess of FDIC insured limits by $46.5 million.

The Company has restricted cash in the amount of $100,000, in the form of a certificate of deposit as security on a lease.  This certificate of deposit has been recorded in deposits and other assets in the accompanying consolidated balance sheets.  The restriction will be removed in February 2012 upon termination of the lease.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Cost elements included in work-in-process and finished goods include raw materials, direct labor, and manufacturing overhead.

Consignment Inventory

During the quarter ended March 31, 2008, the Company transferred to our distributor $754,864 of service supplies and parts on consignment, in addition to the $65,908 transferred in 2007, which is recorded as inventory.  Revenue is not recognized until ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the products evidenced by a purchase order or sales to third-party customers.

Gaming Machines and Systems

Gaming machines and systems are stated at cost.  The Company depreciates gaming machines and systems over a five-year useful life to a minimal salvage value once placed in service. Depreciation of gaming machines and systems of $1,292,754 and $0 is included in cost of sales in the consolidated statement of operations for the three months ended March 31, 2008 and 2007, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be 3-5 years, which, in the case of leasehold improvements, is limited to the life of the lease and renewal period so long as renewal is reasonably assured. Depreciation of property and equipment of $98,236 and $27,218 are included in cost of revenues in the consolidated statements of operations for the three months ended March 31, 2008 and 2007, respectively.

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

The Company measures and tests goodwill and intangible assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), at least annually on December 31 or more often if there are indicators of impairment.

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

Litigation and Other Contingencies

The Company is involved in various legal matters, litigation and claims of various types in the ordinary course of its business operations. The Company has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The status of significant claims is summarized in Note 14.

SFAS No. 5, Accounting for Contingencies, requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred and that the amount can be reasonably estimated. Significant management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict. For contingencies where an unfavorable outcome is reasonably possible and which are significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss.

Revenue Recognition

The Company recognizes revenue when all of the following have been satisfied:

•                  persuasive evidence of an arrangement exists;

•                  the price to the customer is fixed and determinable;

•                  delivery has occurred and any acceptance terms have been fulfilled;

•                  no significant contractual obligations remain; and

•                  collection is reasonably assured.

Gaming and Non-Gaming Products Revenues

The Company recognizes revenue from the sale of its products to end users upon shipment against customer contracts or purchase orders. Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms.  The Company completed its transition to outsourcing all future sales to third-party distributors during the fourth quarter 2007 and will no longer record rental revenue on its table game products.

The Company recognizes revenue from its sales to independent distributors upon shipment to the distributor against distributor contracts or purchase orders of our product.  The Company recognizes revenue on consignment inventory when ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the product in its service organization or to an end user.

Participation Revenues

The Company earns recurring revenue by providing customers with electronic gaming machines and casino management systems.  Revenues are recognized on the contractual terms of the participation agreements between the Company and the venue owners or operators and are based on the Company’s share of net winnings. The Company’s share of joint costs, if any, is recorded in cost of revenues.

Freight-Out and Warehousing Costs

Freight-out and warehousing costs are included in cost of product revenues in the accompanying consolidated statements of operations.

Advertising Expense

The cost of advertising is charged to expense as incurred.  The cost of advertising was $36,489 and $13,377 for the three months ended March 31, 2008 and 2007, respectively.

Stock-Based Compensation

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), to account for all its stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. Under the fair value recognition provisions of SFAS No. 123R, the Company estimates stock-based compensation on the determined measurement date, generally the award grant date, and recognizes expense over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. Stock-based compensation expense totaled $1,802,321 and $375,459 for the period ended March 31, 2008 and 2007, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.  See Note 10 for additional information regarding these assumptions.

Research and Development Expenses

Research and development costs are charged to expense as incurred.  Employee related costs associated with product development are included in research and development costs.

Income Taxes

The Company is subject to income taxes in the U.S. (including federal and state) and several foreign jurisdictions in which it operates. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent the Company believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Effective January 1, 2007, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

NOTE 2.                SEGMENTS

The Company currently operates in three operating segments: (i) table game product operations (ii) gaming machine participation operations and (iii) non-gaming products operations, consisting primarily of the Dolphin Advanced Technologies Pty Ltd (“Dolphin”) automotive sector. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.

The table below presents information as to the Company’s revenues and operating loss by segment:

	Three Months Ended March 31,
	2008	2007
Revenues:
Gaming machine participation operations	518,617	—
Table game product operations	$680,030	$1,956,023
Non-gaming product operations	1,732,876	1,430,877
Total revenues	$2,931,523	$3,386,900

Operating loss:
Gaming machine participation operations gross margin	(869,584)	—
Table game product operations gross margin	$28,826	$468,960
Non-gaming product operations gross margin	200,391	(163,320)
Corporate and other operating costs and expenses	(5,861,999)	(3,531,809)
Total operating loss	$(6,502,366)	$(3,226,169)

Depreciation and amortization:
Gaming machine participation operations	1,292,754	—
Table game product operations	$188,364	$273,876
Non-gaming product operations	71,066	61,482
Corporate	69,926	23,536
Total depreciation and amortization(1)	$1,622,110	$358,894

(1)          Includes $1,390,990 and $27,218 for the three months ended March 31, 2008 and 2007, respectively that was reported in cost of sales on the consolidated statements of operations (see Note 1).

Geographic segment revenues for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Asia	$618,397	$1,685,605
United States	553,456	208,119
Australia	1,756,820	1,430,877
Europe	—	40,696
Other	2,850	21,603
	$2,931,523	$3,386,900

For the three months ended March 31, 2008, in the table game products segment, one customer represented 78% of total table game product sales. For the three months ended March 31, 2008, within the non-gaming products segment, one customer represented 43% of total non-gaming product sales.

NOTE 3.                INVENTORIES

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Raw materials	$819,722	$577,980
Work-in-progress	156,934	230,449
Finished goods	446,617	878,241
	$1,423,273	$1,686,670

Included in the inventory balance is inventory on consignment totaling $820,773 and $65,908 as of March 31, 2008 and December 31, 2007, respectively.

NOTE 4.                PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2008	December 31, 2007
Prepaid taxes	$484,711	$701,527
Prepaid service and licensing agreements	50,630	71,879
Prepayment of suppliers	27,910	26,860
Other	62,967	175,283
	$626,218	$975,549

NOTE 5.                RECEIVABLES

Accounts receivable consists of the following:

	March 31, 2008	December 31, 2007
Trade accounts	$3,012,763	$1,926,996
Other	360,889	298,940
	3,373,652	2,225,936
Less: allowance for doubtful accounts	(250,572)	(176,666)
Net	$3,123,080	$2,049,270
Non-current portion	$—	$60,421

NOTE 6.                PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Useful Life (years)	March 31, 2008	December 31, 2007
Equipment rented by customers	3 - 5	$76,223	$85,011
Equipment and vehicles, furniture and fixtures	3 - 5	6,892,007	6,329,146
Leasehold improvements	5	577,113	560,308
		7,545,343	6,974,465
Less accumulated depreciation		(3,301,611)	(3,039,933)
		$4,243,732	$3,934,532

Of the Company’s property and equipment, $1.6 million represents assets that are held under capital leases (see Note 10).

NOTE 7.                GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142 and SFAS No. 144, the Company reviews goodwill and intangibles for impairment on an annual basis (December 31) or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  No circumstances indicate any impairment is necessary during the three months ended March 31, 2008.

All of the Company’s definite-life intangible assets are subject to amortization. Definite-life intangible assets consist of the following:

	Useful Life (years)	March 31, 2008	December 31, 2008
Patents	10	4,986,314	4,986,314
Less: accumulated amortization		(1,277,558)	(1,147,900)

Customer relationships	10-13	1,684,103	1,684,103
Less: accumulated amortization		(506,107)	(478,712)

Trademarks	10-13	505,000	505,000
Less: accumulated amortization		(71,034)	(62,484)
		$5,320,718	$5,486,321

NOTE 8.                ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2008	December 31, 2007
Payroll and related costs	$653,667	$1,832,175
Restructuring and severance costs	—	1,290,837
Legal, accounting and tax	256,350	419,516
Litigation	1,335,455	1,318,994
Other	819,044	386,936
Total	$3,064,516	$5,248,458

Included in accrued liabilities at March 31, 2008 is $1.3 million for potential charges in relation to a lawsuit with the former owner of Dolphin (see Note 14).

NOTE 9.                NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

	March 31, 2008	December 31, 2007
Short-term line of credit at an Australian bank at interest between 13.83% and 13.98%	$177,868	$31,893
Capital lease obligation to an Australian bank at interest between 7.22% and 13.54% collateralized by equipment	1,037,245	1,051,713
Capital lease obligations for furniture and equipment at 10.0% interest	124,562	345,394
	1,339,675	1,429,000
Less current portion	(451,453)	(512,556)
Long-term portion	$888,222	$916,444

NOTE 10.              STOCK-BASED COMPENSATION

Options

The Company has two stock options plans: the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Stock Option Plans”), through which 15,000,000 shares and 300,000 shares are authorized, respectively. As of March 31, 2008, there were options for the purchase of 14,424,421 shares of common stock issued and outstanding under the two plans.

A summary of the Stock Option Plans as of March 31, 2008, and changes during the three months ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	8,218,369	$2.56	3.92	$14,311,016
Granted	6,243,539	4.96
Exercised	(36,737)	1.74
Forfeited or expired	(750)	3.90
Outstanding as of March 31, 2008	14,424,421	$3.60	5.20	$811,031
Exercisable as of March 31, 2008	3,180,882	$2.04	2.95	$811,031

Warrants

A summary of the status of the Company’s warrants outstanding at March 31, 2008 and changes during the three months then ended is presented in the table below:

	Warrants	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2007	79,761,375	$2.51	4.76	$142,505,069
Granted	—	—
Exercised	—	—
Cancelled	—	—
Warrants, as of March 31, 2008	79,761,375	2.51	4.76	(45,731,776)
Exercisable as of March 31, 2008	13,761,375	$1.86	3.60	$1,128,224

Recognition and Measurement

The fair value of each stock-based award to employees and non-employee directors is estimated on the measurement date, which generally is the grant date, using the Black-Scholes-Merton option-pricing model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimates. The Company estimates the expected life of the award by taking into consideration the vesting period, contractual term, historical exercise data, expected volatility, blackout periods and other relevant factors. Volatility is estimated by evaluating the Company’s historical volatility data. The risk-free interest rate at the date of grant is based on U.S. Treasury constant maturity rates for a period approximating the expected life of the award. The Company historically has not paid dividends, nor does it expect to pay dividends in the foreseeable future; therefore, the expected dividend rate is zero.

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options and warrants granted during the three months ended March 31, 2008 and 2007:

	March 31,
	2008		2007
	Low	High	Low	High
Range of values:
Expected volatility	60.00%	60.00%	83.30%	83.75%
Expected dividends	—	—	—	—
Expected term (in years)	3.13	10.00	3.01	3.73
Risk free rate	2.72%	3.72%	4.71%	4.75%

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

NOTE 11.              RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008, the Company purchased $4.9 million of electronic gaming machines, casino management systems and other peripherals from Elixir International, a related party, at cost plus fifteen percent (15%).  At March 31, 2008 and December 31, 2007, the Company had accounts payable of $18.5 million and $29.6 million, respectively, due to Elixir International for purchases of electronic gaming machines, casino management systems and other peripherals.  The payables have cash terms of fifty percent (50%) due upon placement of the electronic gaming machines and the balance 45 days thereafter with no required interest payments.  In addition, at March 31, 2008, the Company had future purchase commitments with Elixir International totalling $8,514,928.  These have not been recorded as of the balance sheet date.  For the three months ended March 31, 2008 and 2007, the Company recorded sales of table game products of $69,356 and $0, respectively, to Elixir International.

Subsequent to quarter end, the Company entered into a trade credit facility agreement with Elixir International (see Note 16).

NOTE 12.              INCOME TAXES

Our reported income tax rate for the three months ended March 31, 2008 was 0.61% as compared to 0.0% for the three months ended March 31, 2007.  The reported income tax rate for the three months ended March 31, 2008 was higher than the prior year period due to tax expense recorded in foreign jurisdictions that the Company commenced operations during 2008 and our geographic income mix.

NOTE 13.              RESTRUCTURING CHARGES

During the three months ended March 31, 2008, the Company moved its corporate offices and ceased use of a warehouse.   In accordance with SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities, the Company incurred restructuring charges of $165,570 for operating leases the Company ceased use of during the three months ended March 31, 2008.  The liability was calculated based upon the remaining lease rentals, reduced by a combination of actual sublease rentals and estimated sublease rentals and recorded at fair value.

NOTE 14.              COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is a party to certain claims, legal actions, and complaints, including a patent infringement action between the Company and one of its main competitors and the sales tax dispute discussed below. The Company cannot estimate the probable loss, if any, or predict the likely outcome of any such matters and accordingly, no accrual has been made for them.

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

On October 5, 2007, William Purton filed an action against the Company in the Supreme Court of Victoria at Melbourne, Australia claiming he is owed monies under the July 2006 Share Sale Agreement by which the Company acquired Dolphin.  In addition, Mr. Purton is claiming he is owed money for an independent contractor agreement that he claims he was offered.  The Company has filed a counterclaim.  The matter is proceeding toward trial and the Company will vigorously defend its position.

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

Dolphin Advanced Technologies

During the three months ended March 31, 2008, the Company entered into a non-binding letter of intent for the possible sale of Dolphin Advanced Technologies Pty Ltd. (“Dolphin”).  The transaction is subject to each party’s due diligence review of the other and the parties’ negoiation and execution of a definitive purchase agreement.  As of the date of this report, the Company is unable to determine if the transaction will be completed.

NOTE 15.              LOSS PER SHARE

Basic loss per share is computed by dividing the reported net loss for the period by the weighted average number of common shares outstanding during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

NOTE 16.              SUBSEQUENT EVENTS

On April 21, 2008, the Company entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International Limited (“Elixir International”), a wholly-owned subsidiary of Elixir Group.  Pursuant to the Facility Agreement, Elixir International may, from time to time at its option, provide trade credits to the Company for its purchase of electronic gaming machines from Elixir International in exchange for the Company’s issuance of unsecured notes to Elixir International bearing interest at a fixed rate of eight percent (8.0%) per annum.  Title of any gaming machines offered in exchange for the notes passes to the Company upon issuance of the notes.

Upon entering into the Agreement, the Company immediately issued the first note pursuant to the terms of the Facility Agreement in the principal amount of $15,000,000 (the “Initial Advance”).  The Initial Advance extinguished an existing current trade payable of an equivalent amount to Elixir International in respect to gaming machines previously acquired.

The Company is obligated to repay the principal, plus any accrued interest thereon, of the Initial Advance in 24 equal monthly installments after the date of issue.  However, the Initial Advance is subject to demand by Elixir International for immediate payment of any outstanding sums owed to Elixir International if there is either an event of default or a change of control defined in the Facility Agreement.  Any further notes, if issued, will be subject to demand by Elixir International for immediate payment of any outstanding sums owed to Elixir International at anytime and at the sole discretion of Elixir International.

The Facility Agreement does not include a commitment on the part of Elixir International and all further borrowings by the Company are subject to the approval of Elixir International at its sole discretion.  There can be no assurance of any further amount of credit obtainable by the Company under the Facility Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include those matters included in the section “Risk Factors” further below. Please also refer to the section “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

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

Overview

Our operations currently consist of three segments:

•                  Gaming machine participation, which focuses on our ownership of electronic gaming machines and gaming management systems placed in hotels and other venues throughout Asia on a revenue sharing basis;

•                  Table game products, which focuses on the design, manufacture and distribution of table game products, including traditional and RFID casino chips, automated shuffling devices, card scanners and chip washers; and

•                  Non-gaming products, which focuses on the design, manufacture and sale of component parts primarily for the automotive industry.

In September 2007, we commenced our gaming machine participation operations pursuant to a Securities Purchase and Product Participation Agreement (“Participation Agreement”) dated June 12, 2007 between us and Elixir Group Limited.  Since then our primary business focus has been on the ownership and leasing of electronic gaming machines (‘gaming machines”) and gaming management systems (“systems”) placed with venue owners on a revenue share basis across several countries in Asia where we or our affiliates have established a strategic presence.  Revenue from our electronic gaming machine participation operations comprised 18% of our total revenues for the three months ended March 31, 2008.

Our principal shareholder, Elixir Group Limited (“Elixir Group”), a wholly-owned subsidiary of Melco International Development Limited, is our strategic partner in the electronic gaming machine business.  Through its wholly-owned subsidiary, Elixir International Limited, Elixir Group identifies and secures on our behalf venues for the placement of electronic gaming machines and casino management systems, which track game performance and provides statistics on each installed electronic gaming machine owned and leased by us.  We contract with the venue owner or operator for the placement of the electronic gaming machines on a revenue sharing basis. Elixir Group assists the venue owner or operator with the licensing and regulatory process, the physical design of the gaming floor and the construction and installation of electronic gaming machines and systems.  Elixir Group targets venues with no existing gaming operations and offers a turn-key solution whereby a gaming floor is delivered in a fully operational state to the venue owner.  Elixir Group acquires and installs the gaming machines, casino management systems and other gaming peripherals and upon completion of the set-up of the gaming floor, sells us the gaming machines and systems and peripherals at its cost plus fifteen percent (15%).

Results of Operations – For the Three Months Ended March 31, 2008 and 2007:

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our three segments:  gaming machine participation, table game products and non-gaming products.

			Increase (Decrease)
	Three Months Ended March 31,		Dollar	%
	2008	2007	Amount	Amount
Total:
Revenues	$2,931,523	$3,386,900	$(455,377)	(13)%
Gross margin (loss)	$(640,367)	$305,640	$(946,007)	(310)%
Gross margin percentage	(22)%	9%	(31)%	(342)%
Operating loss	$(6,502,366)	$(3,226,169)	$(3,276,197)	(102)%
Net loss	$(5,301,550)	$(3,395,961)	$(1,905,589)	(56)%

Basic and diluted loss per share	$(0.05)	$(0.10)	$0.05	50%
Weighted average shares outstanding	114,923,562	32,359,950

Gaming machine participation:
Revenues	$518,617	$—	$518,617	100%
Gross loss	$(869,584)	$—	$(869,584)	100%
Gross margin percentage	(168)%	—%	(168)%	100%

Table game products:
Revenues	$680,030	$1,956,023	$(1,275,993)	(65)%
Gross margin	$28,826	$468,960	$(440,134)	(94)%
Gross margin percentage	4%	24%	34%	144%

Units sold:
Shufflers	103	10	93	930%
DeckCheckers	—	6	(6)	(100)%
ChipWashers	1	1	—	—
RFID chips	53,400	677,000	623,600	(92)%

Non-gaming products:
Revenues	$1,732,876	$1,430,877	$301,999	21%
Gross margin (loss)	$200,391	$(163,320)	$363,711	(223)%
Gross margin percentage	12%	(11)%	120%	(1,055)%

Total revenues for the three months ended March 31, 2008 decreased from the corresponding period in the prior year due to a decrease in table game product sales as a result of reduced sales of RFID chips.  Sales of RFID chips during the three months ended March 31, 2007 were a result of new property openings in Macau.  This decrease was partly offset by increases in gaming machine participation revenue as a result of the introduction of this segment in the third quarter of fiscal 2007.  Additionally, revenue from non-gaming products improved as a result of an increased order from our major customer.  In the prior year our major customer did not meet its internal targets, which had adverse effect on our production and sales of non-gaming products.

Gross margin has decreased primarily as a result of our gaming machine participation operations.  As this business is in its infancy, depreciation on this line of business, which is recorded in costs of revenues, is higher than revenue earned.

Operating loss and loss per share for the three months ended March 31, 2008 were impacted by our negative gross margin and increased selling, general and administrative expenses, which increased due to increased management compensation.

Gaming Machine Participation

In September 2007, we began our electronic gaming machine participation operations in Asia as part of our primary focus on placing gaming machines on a revenue share basis. As of May 13, 2008 we had placed gaming machines in 13 venues in the Philippines and Cambodia, in which 1,517 machines were in service and generating revenue. The number of venues in Cambodia that are in operation has fluctuated over the last several weeks with three venues temporarily closed for various reasons, including the implementation of further optimization strategies, which are expected to be operational later in the current quarter. However, there can be no assurance that any or all of these venues will reopen.

We are currently undertaking a strategic review of the venues in which we have placed or are contracted to place gaming machines and we may seek to withdraw or withhold machines from those venues that are no longer considered to be strategically desirable. Further, we are in active negotiations to strengthen our contractual rights to monitor gaming machine performance and procedures at numerous venues in Cambodia and Vietnam and we may seek to remove machines from those venues where the gaming venue license holder does not accept our business relationship parameters. We anticipate that these contractual negotiations will be completed by June 30, 2008. While it is our goal to resolve these issues in a manner that preserves and strengthens each operating venue, there can be no assurance that we will continue our participation operations at all of these venues and some portfolio adjustments are more likely than not.

Table Game Products

Table game products revenue decreased primarily as a result of decreases in RFID chip revenue offset by increases in Shuffler revenue.  RFID chip revenue decreased $1,442,000 to $95,500 for the three months ended March 31, 2008 compared to $1,537,600 in the corresponding period of the prior year due to a decrease in large chip orders for new casino openings.  Shuffler revenue increased by approximately $465,400 to $508,500 for the three months ended March 31, 2008 compared to $43,200 in the corresponding period in the prior year. The increase in shuffler revenue is a result of the prior year roll out of our new line of shufflers at low introductory or replacement prices and higher returns of product during the three months ended March 31, 2007.

Our gross margin on table game products decreased in the three months ended March 31, 2008 over the corresponding period of the prior year due to the increased sales through our distributor model.  In the fourth quarter of 2007, the Company completed the distribution of table game product sales to our distributor.  The sales price to our distributor is lower than to an end user, resulting in decreased margins.

Non-Gaming Products

Non-gaming products revenue, which consists of automotive tooling and parts, increased in the three months ended March 31, 2008 by $302,000 to $1,732,900 compared to $1,430,900 in the corresponding period of the prior year.  The increase is related to increased sales to our largest customer as they have increased their forecast for the year.

Gross margins improved by $363,700 due to a change in certain material used in production resulting in reduced costs for one of our product lines.  Additionally, with increased volume, we have achieved further improvements in our production efficiencies.

Operating Expenses

The following is a schedule showing expenses on a consolidated basis:

			Increase (Decrease)
	Three Months Ended March 31,		Dollar	%
	2008	2007	Amount	Amount
Selling, general and administrative	$3,339,267	$2,561,916	$777,351	30%
Stock-based compensation expense	1,802,321	375,459	1,426,862	380%
Research and development	323,721	262,758	60,963	23%
Depreciation and amortization	231,120	331,676	(100,556)	(30)%
Restructuring charges	165,570	—	165,570	100%
	$5,861,999	$3,531,809	$2,330,190	66%

Selling, General and Administrative Expense

During three months ended March 31, 2008, selling, general and administrative expenses increased $777,350 which is primarily due to increased salaries and wages expense of $452,700 as a result of an expanded senior management team.  Additionally, travel expense increased by $83,900 due to the expansion of international office locations, insurance costs increased by $41,800 as a result of increases in coverage of property and equipment and increased cost of Directors and Officers insurance, bad debt expense increased by $135,800 due to the pulling of gaming licenses in U.S. jurisdictions and investor relations expense increased by $87,600 due to increased filings.

Stock-Based Compensation Expense

Stock-based compensation expensed increased by $1,427,000 to $1,802,000 for the three months ended March 31, 2008, compared to $375,500 in the corresponding period of the prior year due to additional stock option grants issued to executive management and other employees.

Research and Development Expenses

Research and development expenses increased as a result of increased headcount at our new research and development facility in Zhuhai, China.  This increase in headcount is to upgrade and improve our existing table products.

Depreciation and Amortization Expenses

Depreciation and amortization expense decreased as a result of the impairment to intangibles at December 31, 2007, resulting in a lower depreciation base.

Restructuring Charge

During the first quarter ended March 31, 2008, we moved our corporate offices and ceased use of a warehouse.  In accordance with Statement of Accounting Standards (“SFAS”) No. 146, Accounting for Cost Associated with Exit or Disposal Activities, the Company incurred restructuring charges of $165,600 for operating leases the Company ceased use of during the three months ended March 31, 2008.  The liability was calculated based upon the remaining lease rentals, reduced by a combination of actual sublease rentals and estimated sublease rentals and recorded at fair value.

Other Income (Expenses):

			Increase/(Decrease)
	Three Months Ended March 31,		Dollar	%
	2008	2007	Amount	Amount
Interest expense and finance fees	$(54,287)	$(671,111)	$616,824	(92)%
Interest income	366,751	13,872	352,879	2,544%
Foreign currency gains	839,966	—	839,966	100%
Patent sale and other	80,527	487,447	(406,920)	(83)%
	$1,232,957	$(169,792)	$1,402,749	826%

Interest Expense and Finance Fees

The decrease in interest expense and finance fees was due to the lower average principal balance on notes payable in the three months ended March 31, 2008 versus the corresponding period in the prior year as a result of the pay-off of $11.0 million in long-term debt in November 2007.

Interest Income

Interest income increased as a result of the increase in our cash and cash equivalents held in overnight money market accounts.  Cash in bank increased by $42.0 million to $46.7 million from March 31, 2007 to March 31, 2008.

Foreign Currency Transactions

Foreign currency transaction gains are a result of the declining value of the U.S. dollar denominated payables at our Philippines subsidiary, whose functional currency is the Philippines peso.

Patent Sale and Other

In the three months ended March 31, 2007, we recorded a $0.5 million gain on the sale of our intellectual property related to our previously discontinued Secure Drop product line.

In the three months ended March 31, 2008, we recorded $0.09 million income related to a grant from the Australian Federal Government.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2008, we had total cash and cash equivalents of $46.7 million and working capital of $36.4 million.  The working capital included $10.0 million of related party trade payables, the current portion of $18.5 million due to Elixir International.  The total $18.5 million due to Elixir International includes $15.0 million drawn on a trade credit facility agreement.

On April 21, 2008, we entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International.  Pursuant to the Facility Agreement, Elixir International may, from time to time at its option, provide trade credits to us for our purchase of electronic gaming machines from Elixir International in exchange for our issuance of unsecured notes to Elixir International bearing interest at a fixed rate of eight percent (8.0%) per annum.  Title of any gaming machines offered in exchange for the notes passes to the Company upon issuance of the notes.

Upon entering into the Agreement, we immediately issued the first note pursuant to the terms of the Facility Agreement in the principal amount of $15,000,000 (the “Initial Advance”).  The Initial Advance extinguished an existing current trade payable of an equivalent amount to Elixir International in respect to gaming machines previously acquired.

We are obligated to repay the principal, plus any accrued interest thereon, of the Initial Advance in 24 equal monthly installments after the date of issue.  However, the Initial Advance is subject to demand by Elixir International for immediate payment of any outstanding sums owed to Elixir International if there is either an event of default or a change of control defined in the Facility Agreement.  Any further notes, if issued, will be subject to demand by Elixir International for immediate payment of any outstanding sums owed to Elixir International at anytime and at the sole discretion of Elixir International.

The Facility Agreement does not include a commitment on the part of Elixir International and all further borrowings by us are subject to the approval of Elixir International at its sole discretion.  There can be no assurance of any further amount of credit obtainable by the Company under the Facility Agreement.

We believe all current obligations can be satisfied with cash on hand and cash expected to be generated form operations during fiscal 2008.

Our working capital needs for the foreseeable future will be driven primarily by our purchase of gaming machines and systems leased by us on a revenue sharing basis throughout Asia.  We believe in order to fund our projected placements of gaming machines we will need to raise further financing of at least $40.0 million of capital over the next 12 months.  We believe we could potentially obtain financing from Elixir International under the Facility Agreement for the purchase of some of these gaming machines and casino management systems.  We will consider raising additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all.  If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results may occur:

•                  the percentage ownership of our existing stockholders will be reduced;

•                  our stockholders may experience additional dilution in net book value per share; or

•                  the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Cash Flows Summary

	Three Months Ended March 31,
	2008	2007	Increase(Decrease)
Cash provided by (used in):
Operations	$(5,704,023)	$(2,334,449)	$(3,369,574)
Investing	(15,885,159)	(93,259)	(15,791,900)
Financing	(31,927)	6,737,871	(6,769,798)
	$(21,621,109)	$4,310,163	$(25,931,272)

Operations

Cash used in operations increased as a result of the increase in our net loss including one-time payments for the restructuring and prepayments on insurance and leased office deposits.

Investing

Cash used in investing activities increased as a result of payments made on the purchase of gaming machines and systems from Elixir International.  Gaming machines and systems in the amount of $39.2 million were purchased in fiscal 2007 and payments of $15.7 million were made in the three months ended March 31, 2008.

Financing

Cash provided by financing activities decreased as a result of decreased sales of stock and exercises of stock options and warrants.

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

We adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), effective January 1, 2002.  Under SFAS No. 142, goodwill is no longer amortized but is subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, customer relationships and trademarks will continue to be amortized over their useful lives.

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

Consignment Inventory

During the three months ended March 31, 2008, we transferred to our distributor $754,864 of service supplies and parts on consignment in addition to the $65,908 shipped in 2007, which is recorded as inventory at March 31, 2008.  Revenue is not recognized, and the inventory remains ours, until ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the products or sales to third-party customers.

Gaming Machines and Systems

Gaming machines and systems are stated at cost.  We depreciate gaming machines and systems over a five-year useful life to a minimal salvage value once placed in service.

Property and Equipment

We are required to estimate salvage values and useful lives for our property and equipment.  Trends in market demand and technological obsolescence may require us to record impairment charges in accordance with the provisions of SFAS No. 144.

Revenue Recognition

We recognize revenue when all of the following have been satisfied:

•                  persuasive evidence of an arrangement exists;

•                  the price to the customer is fixed and determinable;

•                  delivery has occurred and any acceptance terms have been fulfilled;

•                  no significant contractual obligations remain; and

•                  collection is reasonably assured.

Gaming and Non-Gaming Products Revenues

We recognize revenue from the sale of our products to end users upon shipment against customer contracts or purchase orders. Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms.  We completed our transition to outsourcing all future sales to third-party distributors during the fourth quarter 2007 and will no longer record rental revenue on our table game products.

We recognize revenue from our sales to independent distributors upon shipment to the distributor against distributor contracts or purchase orders of our product.  We recognize revenue on consignment inventory when ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the product in its service organization or to an end user.

Participation Revenues

We earn recurring revenue by providing customers with electronic gaming machines and casino management systems, which are owned by us and leased to venue owners. Revenues are recognized on the contractual terms of the participation agreements between us and the venue owners and are based on our share of net winnings. Our share of joint costs, if any, is recorded in cost  of revenues.

Stock-Based Compensation

We adopted SFAS No. 123R, Share-Based Payments (“SFAS No. 123R”) to account for all our stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition.  Under the fair value recognition provisions of SFAS No. 123R, we estimate stock-based compensation on the determined measurement date, generally the award grant date, and recognize expense over the requisite service period. Option valuation models used to determine the fair value of share-based payments require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding.

Income Taxes

We are subject to income taxes in the U.S. (including federal and state) and several foreign jurisdictions in which we operate. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

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

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations (“SFAS No. 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141 (“SFAS 141”), better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. Management is currently evaluating the impact SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the non-controlling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the non-controlling owners. We adopted this statement as of January 1, 2008.  The adoption had no material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”).  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We will adopt this statement as of January 1, 2009.  Management is currently evaluating the impact SFAS No. 161 will have on our consolidated financial statements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.          CONTROLS AND PROCEDURES

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

During the first quarter 2008, we became aware that a significant number of gaming machines were purchased by us and placed in various gaming venues throughout Cambodia in the fourth quarter of 2007 without proper reporting to personnel within our accounting department.  This represented a break down in the operation of our internal control over fixed asset acquisitions in that purchase orders and shipping documents were not properly obtained and forwarded to the accounting department to ensure proper financial statement recordation in a timely manner.  These events represent a material weakness in our internal control over financial reporting at December 31, 2007, as reported in our 2007 Form 10-K filed with the SEC on March 31, 2008.  However, we mitigated the risk associated with this material weakness by performing a full count of these fixed assets and verifying through examination of shipping documents and invoices that these assets were purchased by us and placed in the gaming venues prior to their relevant balance sheet date.

After reporting the material weakness on March 31, 2008, we implemented new controls and procedures to correct the material weakness, including informing Elixir International that product orders are only valid if signed by our chief financial officer and that the only valid form of a product order is that generated by our accounting department from the Oracle financial reporting system.  However, as the material control weakness was identified during the first quarter of 2008, we purchased electronic gaming machines prior to these changes taking effect without financial statement recordation occurring in a timely manner.  The acquisition of these games represents a material weakness in our internal control over financial reporting at March 31, 2008.  However, we again mitigated the risk associated with this material weakness by performing a full count of these fixed assets on or around March 31, 2008.  Notwithstanding our subsequent verification that the gaming machines were acquired during their relevant reporting period, based on the foregoing, our management, including, our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2008.

(b)  Changes in internal control over financial reporting.

In order to address the material weakness described above which was identified during the first quarter, we have subsequently implemented new procedures in respect to acquisition of gaming machines.

PART II – OTHER INFORMATION

ITEM 1A.               RISK FACTORS

We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the three months ended March 31, 2008 and 2007, we have incurred net losses of $5,301,550 and $3,395,961, respectively, and our operations have used $5,704,023 and $2,334,449 of cash, respectively. As of March 31, 2008, we had an accumulated deficit of $332,857,965. We expect to continue to experience negative cash flows from operations until such time as we are able to substantially increase revenues and control expenses to levels that will allow us to operate on a positive cash flow basis. While management will endeavor to generate positive cash flows from our placement of electronic gaming machines in Asia pursuant to the Participation Agreement, there can be no assurance that we will be successful in generating positive cash flows from operations.

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

Our revenues from our gaming machine participation operations are difficult to predict and may vary from our projections because the business model is new and the venues are not operated by us.  In connection with our Participation Agreement with Elixir Group, our primary focus now is on the ownership and leasing of gaming machines on a revenue sharing basis across several countries in Asia.  In association with Elixir Group, we focus on targeting venue owners in underserved gaming markets who have little or no gaming operations or experience.  Since we participate on a revenue sharing basis with these venue owners or operators, our revenue generated from the revenue sharing arrangements will be dependent to a significant degree on the efforts and capabilities of the venue owners or operators.  Our revenues and results of operations from our gaming machine participation may be difficult to predict and may vary depending on the ability of the venue owners or operators to manage the gaming operations of their venues.  Accordingly, there can be no guarantee that the venue owners or operators will be able to manage the gaming operations successfully or that the gaming venues operated by them will perform at levels consistent with our financial projections and underlying forecasts and assumptions. Further we have very limited past business relationships with the venue owners or operators and assume that the venue owners or operators are reputable. In the event that any of the venue owners or operators are not reputable this would expose us to the risk of being unable to collect the revenue to which we are entitled under the revenue share arrangement and protect our gaming machine assets (all of which are not insured). The risk of collecting the revenue rightfully due under the revenue share arrangement and protecting our gaming machine assets is heightened where delays are experienced by Elixir Group in installing a casino management system once a venue is in operation.

We will require additional funding in the future to continue to operate our business.   As of March 31, 2008 we had working capital of $36.4 million. We believe in order to fund our projected placements of gaming machines we will need to raise further financing of at least $40.0 million of capital over the next

12 months.  On April 21, 2008, we entered into a trade credit facility agreement with Elixir International.  This agreement provides a formal structure where we, from time to time, may borrow on trade credits for the payment of gaming machines and systems.  However, Elixir International is under no obligation to advance us additional credit under the trade credit facility agreement and there can be no assurance we will receive a meaningful amount of credit from Elixir International under the agreement.  We will consider raising additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all.  If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results may occur:

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

In December 2007, Elixir Group sold 10 million of the 88 million warrants issued under the Participation Agreement to certain accredited investors who immediately exercised the 10 million warrants. Pursuant to the Securities Amendment and Exchange Agreement (“Exchange Agreement”) with Elixir Group dated October 21, 2007, we have agreed to issue shares of our common stock in exchange for Elixir Group’s cancellation of the remaining 78 million warrants issued under the Participation Agreement, at an exchange ratio of one common share for every 2.5 outstanding warrants. As of May 10, 2008, we have issued 4.8 million shares of our common stock in exchange for Elixir Group’s cancellation of 12 million of its outstanding vested warrants. We have also agreed to issue up to 26.4 million shares of our common stock in exchange for Elixir Group’s cancellation of 66 million of its outstanding unvested warrants, subject to the vesting of such warrants.

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

Elixir Group holds a significant interest in our common stock, giving Elixir Group the power to control our management and all shareholder actions. As a result of the transactions consummated under the Participation Agreement, our company has undergone a change in control in which Elixir Group now holds a significant interest in our company. As of May 10, 2008, Elixir Group owns 45.8 million shares of our common stock, representing 39.8% of our issued and outstanding common shares, and has the right to earn another 15 million common shares under the Participation Agreement and another 26.4 million shares under the Exchange Agreement with Elixir Group dated October 21, 2007. Accordingly, Elixir Group effectively controls our management and all matters requiring approval by our shareholders, including the ability to control our board of directors and effect the approval of mergers and other significant corporate transactions. This concentration of ownership will make it difficult for other shareholders to effect substantial changes in our company, and also will have the effect of delaying, preventing or expediting, as the case may be, a further change in control of our company.

The interests of Elixir Group may conflict with the interests of our other shareholders. Elixir Group, as our principal shareholder, effectively controls all matters submitted for shareholder approval and has control over our management and affairs. We routinely enter into related party transactions with Elixir Group and its wholly-owned subsidiary, Elixir International Limited, including:

•      Our purchase of electronic gaming machines from Elixir Group and/or Elixir International at a price equal to Elixir Group’s and/or Elixir International’s cost plus 15%;

•      Our reimbursement of Elixir Group or Elixir International for its costs actually incurred in the set-up of our gaming operations in amounts equal to Elixir Group’s or Elixir International’s out-of-pocket costs plus 15%; and

•      Our issuance of unsecured notes to Elixir International for the purchase of electronic gaming machines bearing interest at the rate of 8% per annum.

We cannot assure you that the interests of Elixir Group will coincide with the interests of our other shareholders. Although our board of directors has created a conflicts and compliance committee, made up exclusively of directors independent of Elixir Group, with veto rights over certain transactions between us and Elixir Group, in circumstances involving a conflict of interest between Elixir Group, on the one hand, and our company or the other shareholders, on the other, we can give no assurance that Elixir Group would not exercise its power to control us in a manner that would benefit Elixir Group to the detriment of our other shareholders.

We rely on distributors exclusively in all our markets for sales of our table games products and our limited sales experience in foreign countries could cause us to lose sales. All sales of our products are achieved through distributor relationships, including our arrangements with Elixir Group and Suzo Happ Group. We believe the distributors that we have engaged are experienced and reputable; however, if we are unable to manage these relationships, our ability to generate revenue and profits in may be adversely affected.

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

It is possible that our products excluding our gaming machine participation business will be the subject of future patent litigation if the products are sold and installed in the United States and, if commenced, could subject us to continuing litigation costs and risks. To the extent that we introduce new products that incorporate the same or similar technology, it is possible that a competitor will bring one or more claims against us seeking damages, injunctive or other equitable relief, or both. We cannot predict the outcome of any present or future litigation that may occur.

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

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
10.1	Trade Credit Facility Agreement dated April 21, 2008 between the registrant and Elixir International Limited.	Incorporated by reference from the registrant’s annual report on Form 10-K/A filed on April 29, 2008

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELIXIR GAMING TECHNOLOGIES, INC.
(Registrant)

Date:	May 14, 2008	By:	/s/ Gordon Yuen
Gordon Yuen
		Its:	President, Chief Executive Officer

Date:	May 14, 2008	By:	/s/ David R. Reberger
David R. Reberger
		Its:	Chief Financial Officer