Form 10-Q
period 2008-06-30
Elixir Gaming Technologies, Inc.
filed 2008-08-14
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of August 8, 2008, 114,956,667 shares of common stock of Elixir Gaming Technologies, Inc. were outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,320,020	$68,286,820
Current portion of accounts receivable, trade, net of allowance for uncollectibles of $274,730 and $176,666	3,116,188	1,689,909
Other receivables, net of allowance for uncollectibles of $41,542 and $0	425,559	298,940
Inventories	1,565,224	1,686,670
Prepaid expenses and other current assets	915,079	975,549
	33,342,070	72,937,888

Accounts receivable, trade, net of current portion	—	60,421
Gaming machines and systems, net of accumulated depreciation of $3,829,267 and $569,926	50,583,639	39,193,962
Property and equipment, net of accumulated depreciation of $3,568,336 and $3,039,933	4,725,598	3,934,532
Intangible assets, net of accumulated amortization of $2,021,492 and $1,689,096	5,153,925	5,486,321
Goodwill	84,210	84,210
Prepaid commissions	—	1,398,800
Deposits and other assets	6,793,792	617,894
	$100,683,234	$123,714,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,711,856	$1,798,459
Amount due to related party	6,798,922	29,601,448
Note payable to related party, current portion	7,297,485	—
Accrued expenses	2,905,889	5,248,458
Short-term debt	13,544	31,893
Capital lease obligations, current portion	285,131	480,663
Customer deposits	244,148	197,019
	19,256,975	37,357,940

Capital lease obligations, net of current portion	854,205	916,444
Note payable to related party, net of current portion	6,541,841	—
Other liabilities	194,402	99,966
Deferred tax liability	1,084,950	1,051,745
	27,932,373	39,426,095
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized; 114,956,671 and 114,914,934 shares issued and outstanding	114,957	114,916
Additional paid-in-capital	415,761,413	411,323,072
Accumulated other comprehensive income	(716,498)	406,358
Accumulated deficit	(342,409,011)	(327,556,413)
	72,750,861	84,287,933
	$100,683,234	$123,714,028

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Gaming machine participation	$768,911	$—	$1,287,528	$—
Table game products	570,472	1,682,956	1,250,502	3,638,979
Non-gaming products	2,328,581	1,729,848	4,061,458	3,160,725
	3,667,964	3,412,804	6,599,488	6,799,704

Operating costs and expenses:
Cost of gaming machine participation	2,209,741	—	3,597,942	—
Cost of table game products	273,142	1,456,253	924,347	2,943,316
Cost of non-gaming products	1,938,385	1,550,654	3,470,870	3,144,851
Selling, general and administrative	6,738,877	4,124,604	11,880,465	7,061,979
Impairment of assets	1,368,829	—	1,368,829	—
Research and development	275,589	147,876	599,310	410,634
Depreciation and amortization	237,915	322,722	469,036	654,398
Restructuring charges	2,706	—	168,276	—
	13,045,184	7,602,109	22,479,075	14,215,178
Loss from operations	(9,377,220)	(4,189,305)	(15,879,587)	(7,415,474)

Other income (expense):
Interest expense and finance fees	(220,234)	(636,632)	(274,520)	(1,307,744)
Interest income	155,436	89,286	522,187	103,159
Foreign currency gain/(loss)	(198,439)	—	641,527	—
Other	79,768	(92,528)	160,294	394,919
	(183,469)	(639,874)	1,049,488	(809,666)

Income tax benefit/(expense)	9,643	—	(22,498)	—

Net loss	$(9,551,046)	$(4,829,179)	$(14,852,597)	$(8,225,140)

Basic and diluted loss per share	$(0.08)	$(0.14)	$(0.13)	$(0.24)

Weighted average common shares outstanding	114,956,451	35,008,041	114,940,007	33,691,311

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(14,852,597)	$(8,225,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Income tax expense	22,498	—
Foreign currency gains	(641,527)	—
Impairment of assets	1,368,829	—
Depreciation of gaming machines and systems and property and equipment	3,732,343	263,942
Amortization of intangible assets	332,396	438,766
Amortization of deferred interest	20,000	409,395
Amortization of prepaid sales commission	29,970	—
Stock-based compensation expense	4,367,579	1,765,587
Loss on disposition of assets	30,378	33,075
Write down of inventory	16,708	394,991
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,405,216)	(964,378)
Inventories	104,739	272,560
Prepaid expenses and other current assets	(5,146)	(33,135)
Deposits and other assets	(455,950)	114,069
Accounts payable	182,999	750,905
Accrued expenses and other current liabilities	(2,208,159)	(1,449,313)
Net cash used in operating activities	(9,360,156)	(6,228,676)

Cash flows from investing activities:
Acquisition of property and equipment	(367,105)	(358,434)
Payments of related party payables for deposits and purchase of gaming machines and systems	(29,904,010)	—
Sale of property and equipment	30,465	80,900
Net cash used in investing activities	(30,240,650)	(277,534)

Cash flows from financing activities:
Proceeds from sale of stock, warrants and options	70,803	8,144,164
Repayment of notes payable and leases	(1,436,797)	(2,830,766)
Proceeds from stock subscriptions receivable	—	2,650,000
Net cash (used in) provided by financing activities	$(1,365,994)	$7,963,398

Increase (decrease) in cash (used in) and cash equivalents	(40,966,800)	1,457,188
Cash and cash equivalents at beginning of period	68,286,820	333,888
Cash and cash equivalents at end of period	$27,320,020	$1,791,076

Non-cash investing and financing activities:
Gaming machines purchased as related party payables	$15,770,411	$—
Office equipment purchased as related party payables	$570,486	$—
Conversion of related party payables to trade credit facility agreement	$15,000,000	$—

Supplemental disclosure of cash flows information
Cash paid for related party interest	$196,144	$—

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.                DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The principal business activities of Elixir Gaming Technologies, Inc. and its subsidiaries (the “Company”) are the owning and leasing of electronic gaming machines placed in resorts, hotels and other venues throughout Asia and the developing and distributing of products related to the gaming and automotive industries. These products include electronic card shuffling devices, RFID casino chips and component parts for the automotive industry.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.

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

Cash and Cash Equivalents

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.  The Company places its cash and temporary investments with financial institutions.  At June 30, 2008, the Company had deposits with financial institutions in excess of FDIC insured limits by $27.2 million.

The Company has restricted cash in the amount of $140,000, in the form of a $100,000 certificate of deposit as security on a lease and $40,000 as a treasury deposit for a venue in Cambodia.  The restriction for the security deposit will be removed in February 2012 upon termination of the lease.  The restricted cash has been recorded in deposits and other assets in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Cost elements included in work-in-process and finished goods include raw materials, direct labor, and manufacturing overhead.

Consignment Inventory

As of June 30, 2008 and December 31, 2007, the Company has $658,632 and $65,908, respectively, of units, service supplies and parts on consignment with distributors, which is recorded as inventory.  Revenue is not recognized until ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the products evidenced by a purchase order or sales to third-party customers.

Gaming Machines and Systems

Gaming machines and systems are stated at cost.  The Company depreciates gaming machines and systems over a five-year useful life to a minimal salvage value once placed in service. Depreciation of gaming machines and systems of $2,095,892 and $0 and $3,388,646 and $0 is included in cost of revenues in the consolidated statement of operations for the three-month and six-month periods ended June 30, 2008 and 2007, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be 3-5 years, which, in the case of leasehold improvements, is limited to the life of the lease and renewal period so long as renewal is reasonably assured. Depreciation of property and equipment of $108,821 and $21,092 and $207,057 and $48,310 are included in cost of sales and research and developments costs in the consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, respectively.

Goodwill and Intangible Assets

Intangible assets consist of patents, customer relationships, trademarks and goodwill. They are recorded at cost and are amortized, except goodwill, on a straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 10 to 13 years. The straight-line amortization method is utilized because the Company believes there is not a more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

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

Litigation and Other Contingencies

The Company is involved in various legal matters, litigation and claims of various types in the ordinary course of its business operations. The Company has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The status of significant claims is summarized in Note 15.

SFAS No. 5, Accounting for Contingencies, requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred and that the amount can be reasonably estimated. Significant management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict. For contingencies where unfavorable outcomes are reasonably possible and which are significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss.

Revenue Recognition

The Company recognizes revenue when all of the following have been satisfied:

•      persuasive evidence of an arrangement exists;

•      the price to the customer is fixed and determinable;

•      delivery has occurred and any acceptance terms have been fulfilled;

•      no significant contractual obligations remain; and

•      collection is reasonably assured.

Gaming and Non-Gaming Products Revenues

The Company recognizes revenue from the sale of its products to end users upon shipment against customer contracts or purchase orders. Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms.  The Company completed its transition to outsourcing all future sales to third-party distributors during the fourth quarter of 2007 and will thereafter no longer record rental revenue on its table game products.

The Company recognizes revenue from its sales to independent distributors upon shipment to the distributor against distributor contracts or purchase orders for products.  The Company recognizes revenue on consignment inventory when ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the product in its service organization or sale to an end user.

Participation Revenues

The Company earns recurring revenue by providing customers with electronic gaming machines and casino management systems.  Revenues are recognized under the contractual terms of the participation agreements between the Company and the venue owners or operators and are based on the Company’s share of net winnings, defined as all amounts played in, less all winnings paid out. The Company’s share of joint costs, in accordance with applicable contracts, if any, is recorded in cost of revenues.

Freight-Out and Warehousing Costs

Freight-out and warehousing costs are included in cost of product revenues in the accompanying consolidated statements of operations.

Stock-Based Compensation

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), to account for all its stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. Under the fair value recognition provisions of SFAS No. 123R, the Company estimates stock-based compensation on the measurement date, generally the award grant date, and recognizes expense over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. Stock-based compensation expense totaled $2,565,258 and $1,390,128 and $4,367,579 and $1,765,587 for the three-month and six-month periods ended June 30, 2008 and 2007, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.  See Note 11 for additional information regarding these assumptions.

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

We are subject to income tax examination by federal and state tax authorities from 2003 through the present period in the jurisdictions in which we operate. There are currently no income tax returns under examination by the Internal Revenue Service or any other major tax authorities.

Loss Per Share

Basic loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the year. There is no difference in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

Foreign Currency Translations and Transactions

The functional currency of the Company’s international subsidiaries is the local currency, except for Cambodia where the functional currency is the U.S. dollar.  For these subsidiaries, the Company translates the assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year.  Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income within stockholders’ equity.  Gains and losses resulting from transactions in non-functional currencies are recorded in operations.

NOTE 2.                SEGMENTS

The Company currently operates in three operating segments: (i) gaming machine participation operations (ii) table game product operations and (iii) non-gaming products operations, consisting primarily of the Dolphin Advanced Technologies Pty Ltd (“Dolphin”) automotive sector. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.

The table below presents information as to the Company’s revenues and operating loss by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Gaming machine participation operations	$768,911	$—	$1,287,528	$—
Table game product operations	570,472	1,682,956	1,250,502	3,638,979
Non-gaming product operations	2,328,581	1,729,848	4,061,458	3,160,725
Total revenues	$3,667,964	$3,412,804	$6,599,488	$6,799,704

Operating loss:
Gaming machine participation operations gross margin	$(1,440,830)	$—	$(2,310,414)	$—
Table game product operations gross margin	297,330	226,703	326,155	695,663
Non-gaming product operations gross margin	390,196	179,194	590,588	15,874
Corporate and other operating costs and expenses	(8,623,916)	(4,595,202)	(14,485,916)	(8,127,011)
Total operating loss	$(9,377,220)	$(4,189,305)	$(15,879,587)	$(7,415,474)

Depreciation and amortization:
Gaming machine participation operations	$2,095,892	$—	$3,388,646	$—
Table game product operations	240,383	227,601	428,747	501,477
Non-gaming product operations	60,310	65,692	131,376	127,174
Corporate	46,043	50,521	115,970	74,057
Total depreciation and amortization(1)	$2,442,628	$343,814	$4,064,739	$702,708

(1)   Includes $2,204,713 and $21,092 and $3,595,703 and $48,310 for the three-month and six-month periods ended June 30, 2008 and 2007, respectively, that was reported in cost of sales and research and development costs on the consolidated statements of operations (see Note 1).

Geographic segment revenues for the three-month and six-month periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Asia	$1,104,835	$950,033	$1,723,233	$2,635,638
United States	86,884	555,789	640,340	763,908
Australia	2,254,864	1,793,058	4,011,684	3,223,935
Europe	210,160	102,316	210,160	143,012
Other	11,221	11,608	14,071	33,211
	$3,667,964	$3,412,804	$6,599,488	$6,799,704

For the three-month and six-month periods ended June 30, 2008, in the table game products segment, one customer represented 48% and 64%, respectively, of total table game product sales. For the three-month and six-month periods ended June 30, 2008, within the non-gaming products segment, one customer represented 46% and 45%, respectively, of total non-gaming product sales.

NOTE 3.                INVENTORIES

Inventories consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$863,674	$577,980
Work-in-progress	259,457	230,449
Finished goods	442,093	878,241
	$1,565,224	$1,686,670

Included in the inventory balance is inventory on consignment totaling $658,632 and $65,908 as of June 30, 2008 and December 31, 2007, respectively.

NOTE 4.                PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Prepaid taxes	$560,578	$701,527
Prepaid service and licensing agreements	136,026	71,879
Prepayment of suppliers	67,092	26,860
Other	151,383	175,283
	$915,079	$975,549

NOTE 5.                RECEIVABLES

Accounts receivable consists of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Trade accounts	$3,390,918	$1,926,996
Other	467,101	298,940
	3,858,019	2,225,936
Less: allowance for doubtful accounts	(316,272)	(176,666)
Net	$3,541,747	$2,049,270
Non-current portion	$—	$60,421

NOTE 6.                PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Useful Life (years)	June 30, 2008	December 31, 2007
		(Unaudited)
Equipment rented by customers	3 – 5	$15,914	$85,011
Equipment and vehicles, furniture and fixtures	3 – 5	7,490,809	6,329,146
Leasehold improvements	5	787,211	560,308
		8,293,934	6,974,465
Less accumulated depreciation		(3,568,336)	(3,039,933)
		$4,725,598	$3,934,532

Of the Company’s property and equipment, $1.6 million represents assets that are held under capital leases (see Note 10).

NOTE 7.                GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142 and SFAS No. 144, the Company reviews goodwill and intangibles for impairment on an annual basis (December 31) or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  No circumstances indicate any impairment is necessary during the six-month period ended June 30, 2008.

All of the Company’s definite-life intangible assets are subject to amortization. Definite-life intangible assets consist of the following:

	Useful Life (years)	June 30, 2008	December 31, 2007
		(Unaudited)
Patents	10	4,986,314	4,986,314
Less: accumulated amortization		(1,407,217)	(1,147,900)

Customer relationships	10-13	1,684,103	1,684,103
Less: accumulated amortization		(534,690)	(478,712)

Trademarks	10-13	505,000	505,000
Less: accumulated amortization		(79,585)	(62,484)
		$5,153,925	$5,486,321

NOTE 8.           PREPAID COMMISSIONS, DEPOSITS AND OTHER ASSETS

Prepaid Commissions

On January 25, 2007, the Company issued warrants to purchase up to 16,000,000 shares of its common stock (the “2006 Warrants”) to Elixir Group, which at the time was its Asian distributor of table game products, as an incentive to meet certain sales targets.  These warrants were accounted for in accordance with the EITF No. 96-18.  The 2006 Warrants were classified in the Company’s balance sheet as prepaid commissions subject to amortization to commission expense at a rate of 8% of the gross revenue generated by the distributor.

For the first half of 2008, table game revenue has not met the Company’s expectations.  In addition, future order placements indicate the remaining value of the prepaid commissions on June 30, 2008 of $1,368,829 may not be recoverable.  Per

SFAS No. 144, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable including an accumulation of costs significantly in excess of the amount originally expected for the acquisition.

The Company estimated fair value using present value techniques based on estimates of cash flows.  In accordance with SFAS No. 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  Based upon the above, the Company recorded an impairment to the asset of $1,368,829 and included the amount in loss from operations in our consolidated statement of operations.

Deposits and Other Assets

	June 30, 2008	December 31, 2007
	(Unaudited)
Deposits with a related party on gaming machines	$5,785,258	$—
Office equipment rental deposits	98,129	67,505
Sales tax in dispute	433,513	418,449
Restricted cash	146,497	104,363
Prepaid non-current taxes	330,395	—
Other	—	27,577
Total	$6,793,792	$617,894

NOTE 9.                ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Payroll and related costs	$668,170	$1,832,175
Restructuring and severance costs	—	1,290,837
Legal, accounting and tax	36,579	419,516
Litigation	1,358,553	1,318,994
Sales tax	104,209	—
Deferred rent	168,589	—
Overpayment from customer	163,206	148,812
Other	406,583	238,124
Total	$2,905,889	$5,248,458

Included in accrued liabilities at June 30, 2008 is $1.3 million for potential charges in relation to a lawsuit with the former owner of Dolphin (see Note 15).

NOTE 10.              DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Note payable to a related party at interest of 8% (Note 12)	$13,839,326	$—
Short-term line of credit at an Australian bank at interest between 13.83% and 13.98%	13,544	31,893
Capital lease obligation to an Australian bank at interest between 7.22% and 13.54% collateralized by equipment	1,031,157	1,051,713
Capital lease obligations for furniture and equipment at 10.0% interest	108,179	345,394
	14,992,206	1,429,000
Less current portion	(7,596,160)	(512,556)
Long-term portion	$7,396,046	$916,444

NOTE 11.              STOCK-BASED COMPENSATION

Options

The Company has two stock options plans: the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Stock Option Plans”), through which 15,000,000 shares and 300,000 shares are authorized, respectively. In May 2007, stock options for the purchase of 5,000,000 of common stock were granted by the board of directors outside of the Stock Option Plans pursuant to the initial closing of the transactions under the Participation Agreement to certain employees and non-employees.  Each option had an exercise price of $2.90 per share and will vest over a three-year period and have a five-year term.  During the six-month period ended June 30, 2008, stock options for the purchase of 7,183,539 shares of common stock were granted with a weighted average exercise price of $4.47 and will vest over a three-year period.

As of June 30, 2008, there were options for the purchase of 15,169,271 shares of common stock issued and outstanding under the two plans and stock options for purchase of common stock granted under the Participation Agreement.

A summary of the Stock Option Plans and stock options for purchase of common stock granted under the Participation Agreement as of June 30, 2008, and changes during the six-month period then ended, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	8,218,369	$2.56		$14,311,016
Granted	7,183,539	$4.47
Exercised	(41,737)	$1.70
Forfeited or expired	(190,900)	$4.43
Outstanding as of June 30, 2008	15,169,271	$3.45	5.19	—
Exercisable as of June 30, 2008	5,141,392	$2.47	3.43	—

Outstanding and exercisable stock options have no aggregate intrinsic value as of June 30, 2008 due to the fair value of the Company’s stock as of that date.

Warrants

A summary of the status of the Company’s warrants outstanding at June 30, 2008 and changes during the six-month period then ended is presented in the table below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2007	79,761,375	$2.51	4.76	$142,505,069
Granted	—
Exercised	—
Cancelled	—
Warrants, as of June 30, 2008	79,761,375	$2.51	4.76	—
Exercisable as of June 30, 2008	13,761,375	$1.86	3.60	—

Outstanding and exercisable warrants have no aggregate intrinsic value as of June 30, 2008 due to the fair value of the Company’s stock as of that date.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options and warrants granted during the six-month period ended June 30, 2008 and 2007:

	June 30,
	2008		2007
Range of values:	Low	High	Low	High
Expected volatility	60.00%	63.59%	82.29%	83.75%
Expected dividends	—	—	—	—
Expected term (in years)	3.13	10.00	3.59	6.00
Risk free rate	2.72%	4.01%	4.51%	4.75%

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

NOTE 12.              RELATED PARTY TRANSACTIONS

During the six-month period ended June 30, 2008, the Company purchased $26.7 million of electronic gaming machines, casino management systems and other peripherals from Elixir International Limited (“Elixir International”), the Company’s largest shareholder, a related party, at cost plus fifteen percent (15%).  At June 30, 2008 and December 31, 2007, the Company had accounts payable of $6.3 million and $29.6 million, respectively, due to Elixir International for purchases of electronic gaming machines, casino management systems and other peripherals and a note payable of $13.8 million and $0, respectively.  The accounts payable have cash payment terms of fifty percent (50%) due upon order and the balance 45 days thereafter with no required interest payments.  In addition, at June 30, 2008, the Company had deposits on orders with Elixir International totaling $5.8 million, and a further $1.5 million of deposits were not paid or recorded as of the balance sheet date.

On April 21, 2008, the Company entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International, a wholly-owned subsidiary of Elixir Group.  Pursuant to the Facility Agreement, Elixir International may, from time to time at its option, provide trade credits to the Company for its purchase of electronic gaming machines from Elixir International in exchange for the Company’s issuance of unsecured notes to Elixir International bearing interest at a fixed rate of eight percent (8.0%) per annum.  Title of any gaming machines offered in exchange for the notes passes to the Company upon issuance of the notes.

Upon entering into the Facility Agreement, the Company immediately issued the first note pursuant to the terms of the Facility Agreement in the principal amount of $15,000,000 (the “Initial Advance”).  The Initial Advance extinguished an existing current trade payable of an equivalent amount to Elixir International in respect to gaming machines previously acquired.

The Company is obligated to repay the principal, plus any accrued interest thereon, of the Initial Advance in 24 equal monthly installments after the date of issue.  The Initial Advance is subject to demand by Elixir International for immediate payment only if there is either an event of default or a change of control as defined in the Facility Agreement.  Any further notes, however, will be subject to demand by Elixir International for immediate payment of any outstanding sums owed to Elixir International at anytime and at the sole discretion of Elixir International.

The Facility Agreement does not include a commitment on the part of Elixir International and all further borrowings by the Company are subject to the approval of Elixir International at its sole discretion.

Elixir International and the Company will continue to review financing arrangements from time to time. However, there can be no assurance of any further amount of credit obtainable under the Facility Agreement or other financing arrangements.

During the quarter, the Company purchased certain office equipment, furniture and other assets from Elixir International for use at its offices in the Philippines.  The total value of such assets, which were acquired at net book value with no mark-up, was approximately $300,000.

For the three-month and six-month periods ended June 30, 2008 and 2007, the Company recorded sales of table game products of $304,021 and $0 and $373,377 and $0, respectively, to Elixir International.

NOTE 13.              INCOME TAXES

The Company’s effective tax rate for the six-month periods ended June 30, 2008 and 2007 approximates 0.6% and 0.0%, respectively.  The Company will continue to review the tax issues and income generated in the future by the foreign subsidiaries to evaluate whether they should be reflected as a benefit or provision in the Company’s consolidated financial statements.

NOTE 14.              RESTRUCTURING CHARGES

During the first quarter of 2008, the Company moved its corporate offices and ceased use of a warehouse.  In accordance with SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities, the Company incurred restructuring charges for facilities operating leases the Company vacated during the first quarter of 2008.  The liability was calculated based upon the remaining lease rentals, reduced by a combination of actual sublease rentals and estimated sublease rentals and recorded at fair value.  The liability is reduced as lease payments are made.  The liability of $168,589 and $0 as of June 30, 2008 and December 31, 2007, respectively, is recorded in accrued expenses in the accompanying consolidated balance sheets.  For the three-month and six-month periods ended June 30, 2008, total costs of $2,706 and $168,276 have been incurred and recorded as restructuring costs in the accompanying consolidated statements of operations.

NOTE 15.              COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is a party to certain claims, legal actions, and complaints, including a patent infringement action between the Company and one of its main competitors and the sales tax dispute discussed below. The Company cannot estimate the probable loss, if any, or predict the likely outcome of any such matters, and accordingly, no accrual has been made for them.

Shuffle Master Litigation

On October 5, 2004, Shuffle Master filed a patent infringement action in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL) claiming that the use, importation and offering for sale of our PokerOne shuffler infringed Shuffle Master’s United States Patent, No. 6,655,684. The Company responded by denying Shuffle Master’s claim of patent infringement. On April 27, 2007, the Company filed a motion for summary judgment and on February 1, 2008, the District Court granted the Company’s motion for summary judgment on all patent infringement claims.  On February 15, 2008, the Company delivered a demand to Shuffle Master for $3.0 million in damages for the wrongful injunction it obtained in 2004.  The Company also filed a motion in District Court to recover its attorneys’ fees in the litigation.  The Company intends to vigorously pursue collection of the $3.0 million bond and its attorneys’ fees from Shuffle Master, however, there can be no assurances the Company will be successful in doing so.  On February 29, 2008, Shuffle Master filed a notice of appeal in the case.  The appeal is currently being briefed to the U.S. Court of Appeals for the Federal Circuit.

Purton Litigation

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

Sales Tax Audit

In February 2004, the State of Nevada initiated a sales/use tax audit of the Company’s equipment lessors. As of the date of this filing, the State of Nevada has not made a determination if there has been a shortfall in the payment of the sales/use tax. If the State of Nevada determines that the sales of the products to the equipment lessors is the level at which sales/use tax should have been collected, liability of the leasing companies could be passed on to the Company and may not be recoverable. The outcome could range from a refund to a potential liability with interest and penalties. However, no probable loss, if any can be estimated.  Accordingly, no accrual has been made for any possible losses in connection with this matter.

Dolphin Advanced Technologies

In April 2008, the Company entered into a non-binding letter of intent for the possible sale of Dolphin Advanced Technologies Pty. Ltd. (“Dolphin”).  Pursuant to the terms of the letter, the transaction was to be completed by April 30, 2008.  After additional negotiations with the interested party, the Company has decided to defer any decision on the matter until a later date.

NOTE 16.              LOSS PER SHARE

Basic loss per share is computed by dividing the reported net loss for the period by the weighted average number of common shares outstanding during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

NOTE 17.              SUBSEQUENT EVENTS

On June 25, 2008, the board of directors, by unanimous written consent, approved a new Stock Option Plan to replace the current plan.  The new plan is subject to shareholder approval at the upcoming shareholder meeting.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include those matters included in the section “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

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

In September 2007, we commenced our gaming machine participation operations pursuant to a Securities Purchase and Product Participation Agreement (“Participation Agreement”) dated June 12, 2007 between us and Elixir Group Limited (“Elixir Group”).  Since then our primary business focus has been on the ownership and leasing of electronic gaming machines and gaming management systems placed with venue owners on a revenue share basis across several countries in Asia where we or our affiliates have established a strategic presence.  Revenue from our electronic gaming machine participation operations comprised 21% and 19% of our total revenues for the three-month and six-month periods ended June 30, 2008.

Our principal shareholder, Elixir Group, a wholly-owned subsidiary of Melco International Development Limited, is our strategic partner in the electronic gaming machine business.  Through its wholly-owned subsidiary, Elixir International Limited (“Elixir International”), Elixir Group identifies and secures on our behalf venues for the placement of electronic gaming machines and casino management systems, which track game performance and provide statistics on each installed electronic gaming machine owned and leased by us.  We contract with the venue owner or operator for the placement of the electronic gaming machines on a revenue sharing basis. Elixir Group assists the venue owner or operator with the licensing and regulatory process, the physical design of the gaming floor and the construction and installation of electronic gaming machines and systems.  Elixir Group targets venues with no existing gaming operations and offers a turn-key solution whereby a gaming floor is delivered in a fully operational state to the venue owner.  Elixir Group acquires and installs the gaming machines, casino management systems and other gaming peripherals and upon completion of the set-up of the gaming floor, sells us the gaming machines and systems and peripherals at its cost plus fifteen percent (15%).

Results of Operations for the Three-Month Periods Ended June 30, 2008 and 2007:

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our three segments for the three-month periods ended June 30, 2008 and 2007:  gaming machine participation, table game products and non-gaming products.

			Increase/(Decrease)
	Three Months Ended June 30,		Dollar	%
	2008	2007	Amount	Amount
Total:
Revenues	$3,667,964	$3,412,804	$255,160	7%
Gross (loss)/profit	$(753,305)	$405,897	$(1,159,202)	(286)%
Gross margin percentage	(21)%	12%	(33)%	(277)%
Operating loss	$(9,377,220)	$(4,189,305)	$(5,187,915)	(124)%
Net loss	$(9,551,046)	$(4,829,179)	$(4,721,867)	(98)%

Basic and diluted loss per share	$(0.08)	$(0.14)	$0.06	40%
Weighted average shares outstanding	114,956,451	35,008,041

Gaming machine participation:
Revenues	$768,911	$—	$768,911	100%
Gross loss	$(1,440,830)	$—	$(1,440,830)	(100)%
Gross margin percentage	(187)%	—%	(187)%	(100)%

Table game products:
Revenues	$570,472	$1,682,956	$(1,112,484)	(66)%
Gross profit	$297,329	$226,703	$70,626	31%
Gross margin percentage	52%	13%	39%	47%

Units sold:
Shufflers	46	2	44	2,200%
DeckCheckers	—	4	(4)	(100)%
ChipWashers	1	—	—	100%
RFID chips	71,000	257,000	(186,000)	(72)%

Non-gaming products:
Revenues	$2,328,581	$1,729,848	$598,733	35%
Gross profit	$390,197	$179,194	$211,003	118%
Gross margin percentage	17%	10%	35%	340%

Total revenues for the three-month period ended June 30, 2008 increased from the corresponding period in the prior year due to an increase in non-gaming product sales and an increase in participation revenues. Revenue from non-gaming products improved as a result of increased orders from our major customer.  In the prior year our major customer did not meet its internal targets, which had an adverse effect on our production and sales of non-gaming products. This increase was partly offset by decreases in table game products sales as a result of a decrease in DeckChecker sales.

Gross margin has decreased primarily as a result of the depreciation cost of our gaming machine participation operations.  Revenues have yet to cover the cost of machine depreciation which is recorded in costs of revenues.

Operating loss and loss per share for the three-month period ended June 30, 2008 were impacted by our negative gross margin and increased selling, general and administrative expenses, which increased due to higher management compensation and increased share-based compensation.

Gaming Machine Participation

In September 2007, we began our electronic gaming machine participation operations in Asia as part of our primary focus on placing gaming machines on a revenue share basis.

As of August 12, 2008 we had placed a total of 1,262 gaming machines in service which are generating revenue in five venues in the Philippines and nine venues in Cambodia. The term “gaming machine” refers to gaming machine “seats” as multi-player gaming machines have more than one seat.

We have installed an additional 186 gaming machines in three existing venues in the Philippines that are expected to be in service and begin generating revenue by the end of August 2008.

In recent months, we actively renegotiated contracts with gaming venue license holders to strengthen our ability to monitor gaming machine performance and procedures at numerous venues in Cambodia, participate in cash handling enabling us to collect receivables on a timely basis and increase our average revenue share.

Since the inception of our gaming machine participation business in Cambodia, two contracted venues have been cancelled resulting in the removal of 233 gaming machines. Currently one venue in Cambodia at which 137 gaming machines are installed is subject to temporary closure due to a gaming license issue, hence the gaming machines are currently not in service or generating revenue, and there can be no assurance that this venue will reopen at a future point.

An additional 108 gaming machines that have been installed in two venues in Vietnam are undergoing the final stages of contract renegotiation and are expected to be in service and generating revenue before the end of third quarter.

We anticipate additional machine placements through the addition of machines in existing high-performing venues and through the rollout of new contracts in the Philippines and the Indo-China region.  However, in the event gaming machine performance at a contracted venues does not meet our expectations, we may choose to withdraw all or a portion of our gaming machines from that venue for future redeployment in existing better performing venues or new venues which may cause gaming machines in service and generating revenue to fluctuate.

Table Game Products

Table game products revenue decreased primarily as a result of decreases in DeckChecker, RFID chip and service revenue offset by increases in Shuffler revenue and ChipWasher revenue.  DeckChecker revenue decreased $862,000 to $33,700 for the three-month period ended June 30, 2008 compared to $895,800 in the corresponding period of the prior year due to a decrease in orders from our distributors.  In the prior year quarter, our two new distributors placed their initial orders as the result of the transition to our distributor model.  All revenue in the current three-month period is from the sale of parts as no units were sold.  RFID chip revenue decreased $114,100 to $220,400 for the three-month period ended June 30, 2008 compared to $334,500 in the corresponding period of the prior year due to a decrease in large chip orders for new casino openings.  Service revenue decreased $158,200 to $33,200 for the three-month period ended June 30, 2008 compared to $191,400 in the corresponding period of the prior year due to the transfer of all service to our distributor.  This revenue line is expected to continue to decrease as existing service contracts terminate.  Shuffler revenue increased by approximately $30,000 to $238,600 for the three-month period ended June 30, 2008 compared to $208,600 in the corresponding period in the prior year. The increase in shuffler revenue is a result of an increase in sales to our European distributor.  ChipWasher revenue increased $26,000 for the three-month period ended June 30, 2008 compared to $0 in the corresponding period in the prior year.

Our gross margin on table game products improved in the three-month period ended June 30, 2008 over the corresponding period of the prior year due to an impairment of inventory booked in the prior year period.

Non-Gaming Products

Non-gaming products revenue, which consists of automotive tooling and parts, increased in the three-month period ended June 30, 2008 by $598,700 to $2,328,600 compared to $1,729,900 in the corresponding period of the prior year.  The increase is related to increased sales to our largest customer as they have increased their production for the year.

Gross margins improved by $211,003 due to a change in certain material used in production resulting in reduced costs for one of our product lines.  Additionally, with increased volume, we have achieved further improvements in our production efficiencies.

Operating Expenses

The following is a schedule showing expenses on a consolidated basis:

			Increase/(Decrease)
	Three Months Ended June 30,		Dollar	%
	2008	2007	Amount	Amount
Cost of products	$4,421,268	$3,006,907	$1,414,361	47%
Selling, general and administrative	4,173,619	2,734,476	1,439,143	53%
Stock-based compensation expense	2,565,258	1,390,128	1,175,130	85%
Impairment of assets	1,368,829	—	1,368,829	100%
Research and development	275,589	147,876	127,713	86%
Depreciation and amortization	237,915	322,722	(84,807)	(26)%
Restructuring charges	2,706	—	2,706	100%
	$13,045,184	$7,602,109	$5,443,075	72%

Selling, General and Administrative Expense

During three-month period ended June 30, 2008, selling, general and administrative expenses increased $1,439,100, which is primarily due to increased salaries and wages expense of $885,200 as a result of an expanded senior management team and expanded accounting and business development personnel. Additionally, travel expense increased by $279,300 due to the expansion of international office locations, consulting and accounting fees increased by $140,900 due to SOX implementation and new auditors, insurance costs increased by $38,800 as a result of increases in coverage of property and equipment and increased cost of directors and officers insurance, bad debt expense increased by $219,900 due to the inability to collect on past due table game product sales due to surrendering our gaming licenses in U.S. jurisdictions and investor relations expense increased by $65,500 due to increased investor relations activity.

Stock-Based Compensation Expense

Stock-based compensation expensed increased by $1,175,100 to $2,565,300 for the three-month period ended June 30, 2008, compared to $1,390,100 in the corresponding period of the prior year due to additional stock option grants issued to executive management and other employees.

Impairment of assets

On January 25, 2007, we issued warrants to purchase up to 16,000,000 shares of our common stock (the “2006 Warrants”) to Elixir Group, which at the time was our Asian distributor of table game products, as an incentive to meet certain sales targets.  These warrants were accounted for in accordance with the EITF No. 96-18.  The 2006 Warrants were classified in our balance sheet as prepaid commissions subject to amortization to commission expense at a rate of 8% of the gross revenue generated by the distributor.

For the first half of 2008, table game revenue has not met our expectations.  In addition, future order placements indicate the remaining value on June 30, 2008 of $1,368,829 may not be recoverable.  Per SFAS No. 144, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable including an accumulation of costs significantly in excess of the amount originally expected for the acquisition.

We estimated fair value using present value techniques based on estimates of cash flows.  In accordance with SFAS No. 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  Based upon the above, we recorded an impairment to the asset of $1,368,829 and included the amount in loss from operations in our consolidated statement of operations and deficit.

Research and Development Expenses

Research and development expenses increased as a result of increased headcount at our new research and development facility in Zhuhai, China.  This increase in headcount is to upgrade and improve our existing table game products.

Depreciation and Amortization Expenses

Depreciation and amortization expense decreased as a result of the impairment to intangibles at December 31, 2007, resulting in a lower depreciation base.

Restructuring Charge

During the first quarter ended March 31, 2008, we moved our corporate offices and ceased use of a warehouse.  In accordance with Statement of Accounting Standards (“SFAS”) No. 146, Accounting for Cost Associated with Exit or Disposal Activities, the Company incurred restructuring charges of $2,700 during the three-month period ended June 30, 2008 for operating leases the Company ceased use of during the three-month period ended March 31, 2008.  The liability was calculated based upon the remaining lease rentals, reduced by a combination of actual sublease rentals and estimated sublease rentals and recorded at fair value.

Other Income (Expenses):

			Increase/(Decrease)
	Three Months Ended June 30,		Dollar	%
	2008	2007	Amount	Amount
Interest expense and finance fees	$(220,234)	$(636,632)	$416,398	(65)%
Interest income	155,436	89,286	66,150	74%
Foreign currency gains	(198,439)	—	(198,439)	100%
Acquisition costs	—	(72,006)	72,006	(100)%
Other	79,768	(20,522)	100,290	(489)%
Total	$(183,469)	$(639,874)	$456,405	(71)%
Income tax provisions	9,643	—	9,643	100%

Interest Expense and Finance Fees

The decrease in interest expense and finance fees was due to the lower interest rate on notes payable in the three-month period ended June 30, 2008 versus the corresponding period in the prior year as a result of the pay-off of $11.0 million in long-term debt in November 2007 accruing interest at 13% offset by a $15.0 million increase in long-term debt in April 2008 accruing interest at 8%.

Interest Income

Interest income increased as a result of the increase in our cash and cash equivalents held in overnight money market accounts.  Cash in bank increased by $25.5 million to $27.3 million from June 30, 2007 to June 30, 2008.

Foreign Currency Transactions

Foreign currency transaction gains are a result of the declining value of the U.S. dollar denominated payables at our Philippines subsidiary, whose functional currency is the Philippines peso.

Other

In the three-month period ended June 30, 2008, we recorded $0.09 million income related to a grant from the Australian Federal Government.

Results of Operations for the Six-Month Periods Ended June 30, 2008 and 2007:

The following schedule showing summarized operating results on a consolidated basis and separately by each of our three segments for the six-month periods ended June 30, 2008 and 2007:  gaming machine participation, table game products and non-gaming machine products.

			Increase (Decrease)
	Six Months Ended June 30,		Dollar	%
	2008	2007	Amount	Amount
Total:
Revenues	$6,599,488	$6,799,704	$(200,216)	(3)%
Gross (loss)/profit	$(1,393,671)	$711,537	$(2,105,208)	(296)%
Gross margin percentage	(21)%	10%	(31)%	(302)%
Operating loss	$(15,879,587)	$(7,415,474)	$(8,464,113)	(114)%
Net loss	$(14,852,597)	$(8,225,140)	$(6,627,457)	(81)%

Basic and diluted loss per share	$(0.13)	$(0.24)	$0.11	47%
Weighted average shares outstanding	114,940,007	33,691,311

Gaming machine participation:
Revenues	$1,287,528	$—	$1,287,528	100%
Gross loss	$(2,310,414)	$—	$(2,310,414)	100%
Gross margin percentage	(179)%	—%	(179)%	100%

Table game products:
Revenues	$1,250,502	$3,638,979	$(2,388,477)	(66)%
Gross profit	$326,155	$695,663	$(369,508)	(53)%
Gross margin percentage	26%	19%	7%	81%

Units sold:
Shufflers	145	12	133	1,180%
DeckCheckers	—	13	(13)	(100)%
ChipWashers	2	1	1	100%
RFID chips	124,400	934,000	(809,600)	(87)%

Non-gaming products:
Revenues	$4,061,458	$3,160,725	$900,733	28%
Gross profit	$590,588	$15,874	$574,714	3,620%
Gross margin percentage	15%	1%	64%	12,704%

Total revenues for the six-month period ended June 30, 2008 decreased from the corresponding period in the prior year due to a decrease in table game product sales as a result of reduced sales of RFID chips and DeckCheckers.  The decrease was partly offset by increases in gaming machine participation revenue as a result of the introduction of this segment in the third quarter of fiscal 2007.  Sales of RFID chips during the six-month period ended June 30, 2007 were favorably impacted by new casino openings in Macau.  Additionally, revenue from non-gaming products improved as a result of an increased order from our major customer.  In the prior year our major customer did not meet its internal targets, which had adverse effect on our production and sales of non-gaming products.

Gross margin has decreased primarily as a result of the depreciation cost of our gaming machine participation operations.  Revenues have yet to cover the cost of machine depreciation, which is recorded in costs of revenues.

Operating loss and loss per share for the six-month period ended June 30, 2008 were impacted by our negative gross margin and increased selling, general and administrative expenses, which increased due to increased management compensation and increased share-based compensation.

Gaming Machine Participation

In September 2007, we began our electronic gaming machine participation operations in Asia as part of our primary focus on placing gaming machines on a revenue share basis.

As of August 12, 2008 we had placed a total of 1,262 gaming machines in service which are generating revenue in five venues in the Philippines and nine venues in Cambodia. The term “gaming machine” refers to gaming machine “seats” as multi-player gaming machines have more than one seat.

We have installed an additional 186 gaming machines in three existing venues in the Philippines that are expected to be in service and begin generating revenue by the end of August 2008.

In recent months, we actively renegotiated contracts with gaming venue license holders to strengthen our ability to monitor gaming machine performance and procedures at numerous venues in Cambodia, participate in cash handling enabling us to collect receivables on a timely basis and increase our average revenue share.

Since the inception of our gaming machine participation business in Cambodia, two contracted venues have been cancelled resulting in the removal of 233 gaming machines. Currently one venue in Cambodia at which 137 gaming machines are installed is subject to temporary closure due to a gaming license issue, hence the gaming machines are currently not in service or generating revenue, and there can be no assurance that this venue will reopen at a future point.

An additional 108 gaming machines that have been installed in two venues in Vietnam are undergoing the final stages of contract renegotiation and are expected to be in service and generating revenue before the end of third quarter.

We anticipate additional machine placements through the addition of machines in existing high-performing venues and through the rollout of new contracts in the Philippines and the Indo-China region.  However, in the event gaming machine performance at a contracted venues does not meet our expectations, we may choose to withdraw all or a portion of our gaming machines from that venue for future redeployment in existing better performing venues or new venues which may cause gaming machines in service and generating revenue to fluctuate.

Table Game Products

Table game products revenue decreased primarily as a result of decreases in DeckChecker, RFID chip and service revenue offset by increases in Shuffler revenue.  DeckChecker revenue decreased $964,200 to $47,500 for the six-month period ended June 30, 2008 compared to $1,011,700 in the corresponding period of the prior year due to a decrease in orders from our distributors.  In the prior year quarter, our two new distributors placed their initial orders of DeckCheckers.  RFID chip revenue decreased $1,556,100 to $315,900 for the six-month period ended June 30, 2008 compared to $1,872,000 in the corresponding period of the prior year due to a decrease in large chip orders for new casino openings.  Service revenue decreased $304,800 to $39,000 for the six-month period ended June 30, 2008 compared to $343,800 in the corresponding period of the prior year due to the transfer of all service to our distributor.  This revenue line is expected to continue to decrease as service contracts terminate.  Shuffler revenue increased by approximately $495,300 to $747,200 for the six-month period ended June 30, 2008 compared to $251,900 in the corresponding period in the prior year primarily as a result of increased sales to our European distributor.

Our gross margin on table game products improved in the six-month period ended June 30, 2008 over the corresponding period of the prior year due to an impairment of inventory booked in the prior year period.

Non-Gaming Products

Non-gaming products revenue, which consists of automotive tooling and parts, increased in the six-month period ended June 30, 2008 by $900,700 to $4,061,400 compared to $3,160,700 in the corresponding period of the prior year.  The increase is related to increased sales to our largest customer as they have increased their production for the year.

Gross margins improved by $574,714 due to a change in certain material used in production resulting in reduced costs for one of our product lines.  Additionally, with increased volume, we have achieved further improvements in our production efficiencies.

Operating Expenses

			Increase (Decrease)
	Six Months Ended June 30,		Dollar	%
	2008	2007	Amount	Amount
Cost of products	$7,993,159	$6,088,167	$1,904,992	31%
Selling, general and administrative	7,512,886	5,296,392	2,216,494	42%
Stock-based compensation expense	4,367,579	1,765,587	2,601,992	147%
Impairment of assets	1,368,829	—	1,368,829	100%
Research and development	599,310	410,634	188,676	46%
Depreciation and amortization	469,036	654,398	(185,362)	(28)%
Restructuring charges	168,276	—	168,276	100%
	$22,479,075	$14,215,178	$8,263,897	58%

Selling, General and Administrative Expense

During six-month period ended June 30, 2008, selling, general and administrative expenses increased $2,216,500 which is primarily due to increased salaries and wages expense of $1,337,900 as a result of an expanded senior management team and expanded accounting and business development personnel.  Additionally, travel expense increased by $363,200 due to the expansion of international office locations and increased international customers and business lines, insurance costs increased by $80,500 as a result of increases in coverage of property and equipment and increased cost of directors and officers insurance, bad debt expense increased by $290,300 due to the inability to collect on past due table game product sales due to the surrendering our gaming licenses in U.S. jurisdictions and investor relations expense increased by $153,100 due to increased investor relations activity.

Stock-Based Compensation Expense

Stock-based compensation expensed increased by $2,602,000 to $4,367,600 for the six-month period ended June 30, 2008, compared to $1,765,600 in the corresponding period of the prior year due to additional stock option grants issued to executive management and other employees.

Impairment of Assets

On January 25, 2007, we issued warrants to purchase up to 16,000,000 shares of our common stock (the “2006 Warrants”) to Elixir Group, which at the time was our Asian distributor of table game products, as an incentive to meet certain sales targets.  These warrants were accounted for in accordance with the EITF No. 96-18.  The 2006 Warrants were classified in our balance sheet as prepaid commissions subject to amortization to commission expense at a rate of 8% of the gross revenue generated by the distributor.

For the first half of 2008, table game revenue has not met sales targets.  In addition, future order placements indicate the remaining value on June 30, 2008 of $1,368,829 may not be recoverable.  Per

SFAS No. 144, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable including an accumulation of costs significantly in excess of the amount originally expected for the acquisition.

We estimated fair value using present value techniques based on estimates of cash flows.  In accordance with SFAS No. 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  Based upon the above, we recorded an impairment to the asset of $1,368,829 and included the amount in loss from operations in our consolidated statement of operations and deficit.

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

Restructuring Charge

During the first quarter ended March 31, 2008, we moved our corporate offices and ceased use of a warehouse.  In accordance with Statement of Accounting Standards (“SFAS”) No. 146, Accounting for Cost Associated with Exit or Disposal Activities, the Company incurred restructuring charges of $168,300 for operating leases the Company ceased use of during the six-month period ended June 30, 2008.  The liability was calculated based upon the remaining lease rentals, reduced by a combination of actual sublease rentals and estimated sublease rentals and recorded at fair value.

Other Income (Expenses):

	Six Months Ended June 30,		Increase/(Decrease)
	2008	2007	Dollar Amount	% Amount
Interest expense and finance fees	$(274,520)	$(1,307,744)	$1,033,224	(79)%
Interest income	522,187	103,159	419,028	406%
Foreign currency gains	641,527	—	641,527	100%
Acquisition costs	—	(72,006)	72,006	(100)%
Patent sale and other	160,294	466,925	(306,631)	(66)%
Total	$1,049,488	$(809,666)	$1,859,154	(230)%
Income tax provisions	(22,498)	—	(22,498)	100%

Interest Income

Interest income increased as a result of the increase in our cash and cash equivalents held in overnight money market accounts.  Cash in bank increased by $25.5 million to $27.3 million from June 30, 2007 to June 30, 2008.

Foreign Currency Transactions

Foreign currency transaction gains are a result of the declining value of the U.S. dollar denominated payables at our Philippines subsidiary, whose functional currency is the Philippines peso.

Patent Sale and Other

In the six-month period ended June 30, 2008, we recorded $0.2 million income related to a grant from the Australian Federal Government.

In the six-month period ended June 30, 2007, we recorded a $0.5 million gain on the sale of our intellectual property related to our previously discontinued Secure Drop product line.

Income Tax Provisions

Our effective tax rate for the six-month periods ended June 30, 2008 and 2007 approximates 0.00%.  We will continue to review the tax losses and income generated in the future by our foreign subsidiaries to evaluate whether they should be reflected as a benefit or provision in our consolidated financial statements.

FINANCIAL CONDITION

Liquidity and Capital Resources

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

Under the current terms, we are obligated to repay the principal, plus any accrued interest thereon, of the Initial Advance in 24 equal monthly installments after the date of issue.  The Initial Advance is subject to demand by Elixir International for immediate payment only if there is either an event of default or a change of control defined in the Facility Agreement.  Any further notes, however, will be subject to demand by Elixir International for immediate payment of any outstanding sums owed to Elixir International at anytime and at the sole discretion of Elixir International.

The Facility Agreement does not include a commitment on the part of Elixir International and all further borrowings by us are subject to the approval of Elixir International at its sole discretion.  The balance of the Facility Agreement is $13.8 million and $0 as of June 30, 2008 and December 31, 2007, respectively.

We will continue to evaluate future financing needs with Elixir International from time to time. However there can be no assurance of any further amount of credit obtainable by the Company under the Facility Agreement.

As of June 30, 2008, we had total cash and cash equivalents of $27.3 million and working capital of $14.1 million, however our working capital position has continued to decrease.  The working capital included $6.3 million of related party trade payables and $7.3 million of the current portion of the total amount of $13.8 million due to Elixir International drawn on a $15.0 million trade credit facility agreement.  Our primary working capital requirements are the purchase of gaming machines and casino management systems and the funding of operations as we build our revenue base and achieve positive cash flow.

Primarily as a result of restructuring our contracted venues in Cambodia, our current gaming machine inventory level is in excess of 600 gaming machines in inventory or on order, which we will seek to redeploy into new projects and existing sites. We do not expect to conduct significant purchases of gaming machines during the remainder of 2008; however, we may choose to purchase a limited number of multi-player machines, which are proven as strong performers in the Cambodia market.  If we pursue the purchase of additional machines, we may be able to lease gaming machines from Elixir International subject to the availability of the gaming machines in its inventory available for lease. Any leasing of gaming machines from Elixir International will create a lease expense and there is no certainty that revenue from the placement of leased machines would exceed the expense.  We will also purchase casino management systems during the second half of 2008 for placement in previously purchased gaming machines.

During the six months ended June 30, 2008, we incurred negative cash flow from operations of approximately $9.4 million.  Based on our current business rollout plans, we believe our available working capital, along with cash expected to be generated from operations, is sufficient to meet our working capital needs for the remainder of 2008 and the first half of 2009 without any further financing arrangements with Elixir International. In the meantime, we will endeavor to strengthen our base of revenue by focusing our placement of gaming machines in better performing venues and increasing the net win per machine.

However, we may require additional funding in 2009, in which case we will look into the option of raising additional funds through various financing sources, including the sale of debt or equity securities and the procurement of commercial debt financing and vendor financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility and any equity financing will be dilutive to our present stockholders.

Cash Flows Summary

	Six Months Ended June 30,
	2008	2007	Increase (Decrease)
Cash provided by (used in):
Operations	$(9,360,156)	$(6,228,676)	$(3,131,480)
Investing	(30,240,650)	(277,534)	(29,963,116)
Financing	(1,365,994)	7,963,398	(9,329,392)
	$(40,966,800)	$1,457,188	$(42,423,988)

Operations

Cash used in operations increased as a result of the increase in our net loss including one-time payments for the restructuring and prepayments on insurance and leased office deposits.

Investing

Cash used in investing activities increased as a result of payments made on the purchase of gaming machines and systems from Elixir International.  In fiscal 2007, we had non-cash purchases of gaming machines and systems in the amount of $39.2 million and non-cash purchases of $15.8 million in the six-month period ended June 30, 2008. Cash payments of $29.9 million were made in the six-month period ended June 30, 2008 on previous non-cash purchases.

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

Goodwill and Intangible Assets

Intangible assets consist of patents, customer relationships, trademarks and goodwill. They are recorded at cost and are amortized, except goodwill, on a straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 10 to 13 years. The straight-line amortization method is utilized because we believe there is not a more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

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

Consignment Inventory

As of June 30, 2008 and December 31, 2007, we have $658,632 and $65,908, respectively, of units, service supplies and parts on consignment with distributors, which is recorded as inventory at June 30, 2008.  Revenue is not recognized, and the inventory remains ours, until ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the products or sales to third-party customers.

Gaming Machines and Systems

Gaming machines and systems are stated at cost.  We depreciate gaming machines and systems over a five-year useful life to a minimal salvage value once placed in service.  Trends in market demand and technological obsolescence may require us to review and evaluate the recoverability of our investment, as well as the estimated useful lives used to depreciate these assets.

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

Participation Revenues

We earn recurring revenue by providing customers with electronic gaming machines and casino management systems, which are owned by us and leased to venue owners. Revenues are recognized on the contractual terms of the participation agreements between us and the venue owners and are based on our share of net winnings defined as all amount played in, less all winnings paid out. Our share of joint costs in accordance with applicable contracts, if any, is recorded in cost of revenues.

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

We are subject to income tax examination by federal and state tax authorities from 2003 through the present period in jurisdictions in which we operate. There are currently no income tax returns under examination by the Internal Revenue Service or any other major tax authorities.

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

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2008.

(b)  Changes in internal control over financial reporting.

During the first quarter of 2008, we became aware that a significant number of gaming machines were purchased by us and placed in various gaming venues throughout Cambodia in the fourth quarter of 2007 without proper reporting to personnel within our accounting department.  This represented a break down in the operation of our internal control over fixed asset acquisitions in that purchase orders and shipping documents were not properly obtained and forwarded to the accounting department to ensure proper financial statement recordation in a timely manner.  These events represent a material weakness in our internal control over financial reporting at December 31, 2007, as reported in our 2007 Form 10-K filed with the SEC on March 31, 2008.  However, we mitigated the risk associated with this material weakness by performing a full count of these fixed assets and verifying through examination of shipping documents and invoices that these assets were purchased by us and placed in the gaming venues prior to their relevant balance sheet date.

During the quarter ended June 30, 2008, we implemented new controls and procedures to correct the material weakness, including informing Elixir International that product orders are only valid if signed by upper management and that the only valid form of a product order is that generated by our accounting department from the Oracle financial reporting system.  Additional accounting personnel have been hired to adequately review all invoices and shipping documents to agree to system generated product orders.  In addition, we perform a full count of these fixed assets on a regular basis.  Except as described in the foregoing, we made no changes to our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.        EXHIBITS

Exhibit No.	Description	Method of Filing
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELIXIR GAMING TECHNOLOGIES, INC.
(Registrant)

Date: August 13, 2008	By:	/s/ Gordon Yuen
Gordon Yuen
	Its:	President, Chief Executive Officer

Date: August 13, 2008	By:	/s/ David R. Reberger
David R. Reberger
	Its:	Chief Financial Officer