Form 10-Q
period 2008-09-30
Elixir Gaming Technologies, Inc.
filed 2008-11-14
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 7, 2008, 114,956,667 shares of common stock of Elixir Gaming Technologies, Inc. were outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.                              FINANCIAL STATEMENTS

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,844,228	$68,286,820
Current portion of accounts receivable, trade, net of allowance for uncollectibles of $440,339 and $176,666	3,051,809	1,689,909
Other receivables, net of allowance for uncollectibles of $25,042 and $0	674,756	298,940
Inventories	1,343,539	1,686,670
Prepaid expenses and other current assets	672,069	975,549
	23,586,401	72,937,888

Accounts receivable, trade, net of current portion	—	60,421
Gaming machines and systems, net of accumulated depreciation of $5,964,544 and $569,926	60,882,056	39,193,962
Property and equipment, net of accumulated depreciation of $3,331,318 and $3,039,933	4,392,560	3,934,532
Intangible assets, net of accumulated amortization of $2,189,477 and $1,689,096	4,985,939	5,486,321
Goodwill	84,210	84,210
Prepaid commissions	—	1,398,800
Deposits and other assets	4,203,181	617,894
	$98,134,347	$123,714,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,439,220	$1,798,459
Amount due to related party	13,524,455	29,601,448
Note payable to related party, current portion	7,444,409	—
Accrued expenses	2,885,824	5,248,458
Short-term debt	16,239	31,893
Capital lease obligations, current portion	255,277	480,663
Customer deposits	213,043	197,019
	25,778,467	37,357,940

Capital lease obligations, net of current portion	669,916	916,444
Note payable to related party, net of current portion	4,624,727	—
Other liabilities	388,294	99,966
Deferred tax liability	966,744	1,051,745
	32,428,148	39,426,095
Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized; 114,956,671 and 114,914,934 shares issued and outstanding	114,957	114,916
Additional paid-in-capital	417,236,476	411,323,072
Accumulated other comprehensive income	(1,919,334)	406,358
Accumulated deficit	(349,725,900)	(327,556,413)
	65,706,199	84,287,933
	$98,134,347	$123,714,028

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Gaming machine participation	$1,109,144	$131,356	$2,396,673	$131,356
Table game products	417,304	1,014,001	1,667,806	4,652,980
Non-gaming products	2,084,950	1,669,445	6,146,407	4,830,170
	3,611,398	2,814,802	10,210,886	9,614,506

Operating costs and expenses:
Cost of gaming machine participation	2,701,113	156,645	6,299,055	156,645
Cost of table game products	507,512	891,840	1,431,859	3,835,156
Cost of non-gaming products	1,791,863	1,782,129	5,262,733	4,926,980
Selling, general and administrative	5,338,206	6,381,386	17,218,671	13,443,365
Impairment of assets	—	29,609,085	1,368,829	29,609,085
Participation agreement acquisition fees	—	175,070,000	—	175,070,000
Research and development	178,243	328,981	777,552	739,612
Depreciation and amortization	310,886	71,632	779,922	726,030
Restructuring charges	—	1,622,532	168,276	1,622,532
	10,827,823	215,914,230	33,306,897	230,129,405
Loss from operations	(7,216,425)	(213,099,428)	(23,096,011)	(220,514,899)

Other income (expense):
Interest expense and finance fees	(290,355)	(512,290)	(564,876)	(1,820,034)
Interest income	107,420	(404)	629,606	102,755
Foreign currency gains/(losses)	(3,100)	(9,340)	638,427	(9,340)
Other	85,556	(379,175)	245,851	15,744
	(100,479)	(901,209)	949,008	(1,710,875)

Income tax benefit/(expense)	—	347,573	(22,498)	347,573

Net loss	$(7,316,904)	$(213,653,064)	$(22,169,501)	$(221,878,201)

Basic and diluted loss per share	$(0.06)	$(4.67)	$(0.19)	$(5.88)

Weighted average common shares outstanding	114,946,671	45,780,514	114,945,602	37,765,328

See accompanying notes to consolidated financial statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(22,169,501)	$(221,878,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill and intangibles	—	4,486,737
Impairment of prepaid sales incentive	1,368,829	25,122,348
Participation agreement acquisition costs	—	175,070,000
Income tax expense	22,498	(347,573)
Foreign currency gains/losses	(638,427)	9,340
Depreciation of gaming machines and systems and property and equipment	6,230,422	565,610
Amortization of intangible assets	500,382	662,867
Amortization of deferred interest	20,000	872,077
Amortization of prepaid sales commission	29,971	—
Stock-based compensation and warrant expense	5,842,642	6,249,507
Loss on disposition of assets	22,777	42,412
Write-down of inventory	28,412	582,799
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,847,438)	(708,241)
Inventories	304,515	459,549
Prepaid expenses and other current assets	209,352	(681,735)
Deposits and other assets	(877,306)	121,221
Accounts payable	(1,196,402)	1,630,951
Amount due from related parties	(1,076,993)	—
Accrued expenses and other current liabilities	(999,416)	475,829
Net cash used in operating activities	(14,225,683)	(7,264,503)
Cash flows from investing activities:
Acquisition of property and equipment	(1,278,898)	(931,413)
Purchase of gaming machines, systems and deposits paid	(31,698,134)	—
Sale of property and equipment	41,054	—
Net cash used in investing activities	(32,935,978)	(931,413)
Cash flows from financing activities:
Proceeds from sale of stock, warrants and options	70,803	9,184,529
Repayment of notes payable and leases	(3,351,733)	(2,901,816)
Proceeds from stock subscriptions receivable	—	2,650,000
Net cash (used in) provided by financing activities	$(3,280,930)	$8,932,713
Increase (decrease) in cash (used in) and cash equivalents	(50,442,592)	736,797
Cash and cash equivalents at beginning of period	68,286,820	333,888
Cash and cash equivalents at end of period	$17,844,228	$1,070,685
Non-cash investing and financing activities:
Gaming machines purchased as related party payables	$—	$15,144,794
Loans converted into common stock	$—	$5,782,168
Non-cash issuance of warrants	$—	$176,880,000
Increase in prepaid sales incentives	$—	$20,511,000
Conversion of related party payables to trade credit facility agreement	$15,000,000	$—
Supplemental disclosure of cash flows information
Interest paid	$461,181	$—
Income tax paid	—	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.

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

Reclassifications

Certain reclassifications have been made to the September 30, 2007 statement of operations for the three-month and nine-month periods ended September 30, 2007 to conform to the current period presentation.

Cash and Cash Equivalents

All highly liquid debt instruments with an original maturity of three months or less are considered cash equivalents.  The Company places its cash and temporary investments with financial institutions.  At September 30, 2008, the Company had deposits with financial institutions in excess of FDIC insured limits by $17.7 million.

The Company has restricted cash in the amount of $526,700, in the form of a $100,000 certificate of deposit as security on a lease and $426,700 as treasury deposits for gaming venues in Cambodia.  The restriction for the security deposit will be removed in February 2012 upon termination of the lease.  Restricted cash has been recorded in deposits and other assets in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Cost elements included in work-in-process and finished goods include raw materials, direct labor, and manufacturing overhead.

Consignment Inventory

As of September 30, 2008 and December 31, 2007, the Company has $710,454 and $65,908, respectively, of units, service supplies and parts on consignment with distributors, which is recorded as inventory.  Revenue is not recognized until ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the products evidenced by a purchase order or sales to third-party customers.

Gaming Machines and Systems

Gaming machines and systems are stated at cost.  The Company depreciates gaming machines and systems over a five-year useful life to a minimal salvage value once placed in service. Depreciation of gaming machines and systems of $2,255,043 and $156,645 and $5,643,689 and $156,645 is included in cost of revenues in the consolidated statement of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively. The Company measures and tests gaming machines for impairment in accordance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), at least annually on December 31 or more often if there are indicators of impairment.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be 3-5 years, which, in the case of leasehold improvements, is limited to the life of the lease and renewal period so long as renewal is reasonably assured. Depreciation of property and equipment of $100,135 and $297,492 and $307,192 and $345,802 are included in cost of sales and research and development costs in the consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively.

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

Stock-Based Compensation

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”), to account for all its stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. Under the fair value recognition provisions of SFAS No. 123R, the Company estimates stock-based compensation on the measurement date, generally the award grant date, and recognizes expense over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. Stock-based compensation expense totaled $1,475,063 and $4,403,048 and $5,842,642 and $6,249,507 for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.  See Note 11 for additional information regarding these assumptions.

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

Foreign Currency Translations and Transactions

The functional currency of the Company’s international subsidiaries is the local currency, except for Cambodia where the functional currency is the U.S. dollar.  For these subsidiaries, the Company translates the assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period.  Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income within stockholders’ equity.  Gains and losses resulting from transactions in non-functional currencies are recorded in operations.

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

The table below presents information as to the Company’s revenues and operating loss by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Gaming machine participation operations	$1,109,144	$131,356	$2,396,673	$131,356
Table game product operations	417,304	1,014,001	1,667,806	4,652,980
Non-gaming product operations	2,084,950	1,669,445	6,146,407	4,830,170
Total revenues	$3,611,398	$2,814,802	$10,210,886	$9,614,506

Operating loss:
Gaming machine participation operations gross margin	$(1,591,968)	$(25,289)	$(3,902,382)	$(25,289)
Table game product operations gross margin	(90,209)	122,161	235,947	817,824
Non-gaming product operations gross margin	293,087	(112,684)	883,675	(96,810)
Corporate and other operating costs and expenses	(5,827,335)	(213,083,616)	(20,313,251)	(221,210,624)
Total operating loss	$(7,216,425)	$(213,099,428)	$(23,096,011)	$(220,514,899)

Total depreciation and amortization by segment: (including non-cost of sales related)
Gaming machine participation	$2,255,045	$156,645	$5,643,689	$156,645
Table game product	204,067	252,268	632,815	753,745
Non-gaming product	74,637	54,176	206,013	181,350
Corporate and others	132,317	62,680	248,287	136,737
Total depreciation and amortization(1)	$2,666,064	$525,769	$6,730,804	$1,228,477

(1)   Includes $2,355,178 and $454,137 and $5,950,882 and $502,447 for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively, that was reported in cost of sales and research and development costs on the consolidated statements of operations (see Note 1).

Geographic segment revenues for the three-month and nine-month periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Asia	$1,341,838	$230,166	$3,065,071	$2,865,804
United States	120,945	827,094	761,285	1,591,002
Australia	2,084,950	1,757,542	6,096,634	4,981,477
Europe	63,665	—	273,825	143,012
Other	—	—	14,071	33,211
	$3,611,398	$2,814,802	$10,210,886	$9,614,506

For the three-month and nine-month periods ended September 30, 2008, in the table game products segment, one customer represented 46% and 48%, respectively, of total table game product sales. For the three-month and nine-month periods ended September 30, 2008, within the non-gaming products segment, one customer represented 39% and 40%, respectively, of total non-gaming product sales.

NOTE 3.                INVENTORIES

Inventories consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$773,547	$577,980
Work-in-progress	132,894	230,449
Finished goods	437,098	878,241
	$1,343,539	$1,686,670

Included in the inventory balance is inventory on consignment totaling $710,454 and $65,908 as of September 30, 2008 and December 31, 2007, respectively.

NOTE 4.                PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Prepaid taxes	$460,129	$701,527
Prepaid service and licensing agreements	90,282	71,879
Prepayment of suppliers	47,345	26,860
Other	74,313	175,283
	$672,069	$975,549

NOTE 5.                RECEIVABLES

Accounts and other receivable consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Trade accounts	$3,492,148	$1,926,996
Other	699,798	298,940
	4,191,946	2,225,936
Less: allowance for doubtful accounts	(465,381)	(176,666)
Net	$3,726,565	$2,049,270
Non-current portion	$—	$60,421

Within the other receivables is a related party receivable for expenses of $376,816 paid on behalf of Elixir Group Philippines.

NOTE 6.        PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Useful Life (years)	September 30, 2008	December 31, 2007
		(Unaudited)
Equipment rented by customers	3 – 5	$14,606	$85,011
Equipment and vehicles, furniture and fixtures	3 – 5	6,854,391	6,329,146
Leasehold improvements	5	854,881	560,308
		7,723,878	6,974,465
Less accumulated depreciation		(3,331,318)	(3,039,933)
		$4,392,560	$3,934,532

Of the Company’s property and equipment, $1,392,000 represents assets that are held under capital leases (see Note 10).

NOTE 7.        GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142 and SFAS No. 144, the Company reviews goodwill and intangibles for impairment on an annual basis (December 31) or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  No circumstances indicate any further impairment provisions are necessary during the nine-month period ended September 30, 2008.

All of the Company’s definite-life intangible assets are subject to amortization. Definite-life intangible assets consist of the following:

	Useful Life (years)	September 30, 2008	December 31, 2007
		(Unaudited)
Patents	10	4,986,314	4,986,314
Less: accumulated amortization		(1,536,876)	(1,147,900)

Customer relationships	10-13	1,684,103	1,684,103
Less: accumulated amortization		(560,897)	(478,712)

Trademarks	10-13	505,000	505,000
Less: accumulated amortization		(91,705)	(62,484)
		$4,985,939	$5,486,321

NOTE 8.        PREPAID COMMISSIONS, DEPOSITS AND OTHER ASSETS

Prepaid Commissions

On January 25, 2007, the Company issued warrants to purchase up to 16,000,000 shares of its common stock (the “2006 Warrants”) to Elixir Group, which at the time was its Asian distributor of table game products, as an incentive to meet certain sales targets.  These warrants were accounted for in accordance with the Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.  The 2006 Warrants were classified in the Company’s balance sheet as prepaid commissions subject to amortization to commission expense at a rate of 8% of the gross revenue generated by the distributor.

For the first half of 2008, table game revenues have not met the Company’s expectations.  In addition, future order placements indicate the remaining value of the prepaid commissions on June 30, 2008 of $1,368,829 is not recoverable.

The Company estimated fair value using present value techniques based on estimates of cash flows.  In accordance with SFAS No. 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  During the second quarter of 2008, the Company recorded an impairment to the asset of $1.4 million and included the amount in loss from operations in the consolidated statement of operations.  In September 2007, the Company also recorded an impairment of $25.1 million under the same principle.

Deposits and Other Assets

	September 30, 2008	December 31, 2007
	(Unaudited)
Deposits with a related party on gaming machines (Note 12)	$2,774,636	$—
Office equipment rental deposits	105,861	67,505
Sales tax in dispute	433,513	418,449
Restricted cash	534,263	104,363
Prepaid non-current taxes	315,183	—
Other	39,725	27,577
Total	$4,203,181	$617,894

NOTE 9.        ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Payroll and related costs	$693,032	$1,832,175
Legal, accounting and tax	218,367	419,516
Litigation	1,293,056	1,318,994
Sales tax	88,548	—
Deferred rent	46,576	—
Overpayment from customer	163,206	148,812
Restructuring and severance costs	—	1,290,837
Other	383,039	238,124
Total	$2,885,824	$5,248,458

Included in accrued liabilities at September 30, 2008 is $1.3 million for potential charges in relation to a lawsuit with the former owner of Dolphin (see Note 15).

NOTE 10.      DEBT AND CAPITAL LEASE OBLIGATIONS

Debt and capital lease obligations consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Note payable to a related party at interest of 8% (Notes 12 and 17)	$12,069,136	$—
Short-term line of credit at an Australian bank at interest between 13.83% and 13.98%	16,239	31,893
Capital lease obligation to an Australian bank at interest between 7.22% and 13.54% collateralized by equipment	833,733	1,051,713
Capital lease obligations for furniture and equipment at 10.0% interest	91,460	345,394
	13,010,568	1,429,000
Less current portion	(7,715,925)	(512,556)
Long-term portion	$5,294,643	$916,444

NOTE 11.      STOCK-BASED COMPENSATION

Options

At the annual shareholders meeting on September 8, 2008, a new stock option plan, “2008 Stock Incentive Plan” (the “Plan”) was voted on and will be effective January 1, 2009.  The two current plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Stock Option Plans”), expire on December 31, 2008 and December 31, 2009, respectively, through which 3.9 million shares and 25,000 shares are available to be granted, respectively. In May 2007, stock options for the purchase of 5,000,000 common stock were granted by the board of directors outside of the Stock Option Plans pursuant to the initial closing of the transactions under the Purchase and Product Participation Agreement (“Product Participation Agreement”) with Elixir Group Limited (“Elixir Group”), to certain employees and non-employees of Elixir Group and their parent Melco International Development Limited.  Each option had an exercise price of $2.90 per share and will vest over a three-year period and have a five-year term.  During the nine-month period ended September 30, 2008, stock options for the purchase of 7,183,539 shares of common stock were granted with a weighted average exercise price of $4.47 and will vest over a three-year period.

As of September 30, 2008, there were options for the purchase of 13,878,981 shares of common stock issued and outstanding under the two plans and stock options for purchase of common stock granted under the Product Participation Agreement.

The Plan allows for awards to eligible recipients, incentive awards, consisting of:

•      Options to purchase shares of common stock, that qualify as incentive stock options within the meaning of the Internal Revenue Code;

•      Non-statutory stock options that do not qualify as incentive options;

•      Restricted stock awards; and

•      Performance stock awards, which are subject to future achievement of performance criteria or be free of any performance or vesting.

The maximum number of shares reserved for issuance under the Plan is 5,000,000, the exercise price shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, in which case the exercise price shall then be 110% of the fair market value.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	8,218,369	$2.56		$14,311,016
Granted	7,183,539	$4.47
Exercised	(41,737)	$1.70
Forfeited or expired	(1,481,190)	$5.10
Outstanding as of September 30, 2008	13,878,981	$3.28	4.78	—
Exercisable as of September 30, 2008	5,225,194	$2.50	3.21	—

Outstanding and exercisable stock options have no aggregate intrinsic value as of September 30, 2008 due to the fair market value of the Company’s stock as of that date.

Warrants

A summary of the status of the Company’s warrants outstanding at September 30, 2008 and changes during the nine-month period then ended is presented in the table below:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2007	79,761,375	$2.51	4.76	$142,505,069
Cancelled	(586,375)
Warrants, as of September 30, 2008	79,175,000	$2.52	4.77	—
Exercisable as of September 30, 2008	13,175,000	$1.86	3.60	—

Outstanding and exercisable warrants have no aggregate intrinsic value as of September 30, 2008 due to the fair market value of the Company’s stock as of that date.

Recognition and Measurement

The fair market value of each stock-based award to employees and non-employee directors is estimated on the measurement date, which generally is the grant date, using the Black-Scholes-Merton option-pricing model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair market value estimates. The Company estimates the expected life of the award by taking into consideration the vesting period, contractual term, historical exercise data, expected volatility, blackout periods and other relevant factors. Volatility is estimated by evaluating the Company’s historical volatility data. The risk-free interest rate at the date of grant is based on U.S. Treasury constant maturity rates for a period approximating the expected life of the award. The Company historically has not paid dividends, nor does it expect to pay dividends in the foreseeable future and, therefore, the expected dividend rate is zero.

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options and warrants granted during the nine-month period ended September 30, 2008 and 2007:

	September 30,
	2008		2007
	Low	High	Low	High
Range of values:
Expected volatility	60.00%	63.59%	60.00%	60.00%
Expected dividends	—	—	—	—
Expected term (in years)	2.54	10.00	3.01	5.00
Risk free rate	2.72%	4.01%	3.86%	4.24%

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

NOTE 12.      RELATED PARTY TRANSACTIONS

During the nine-month period ended September 30, 2008, the Company purchased $28.1 million of electronic gaming machines, casino management systems and other peripherals from Elixir International Limited (“Elixir International”), a wholly-owned subsidiary of the Company’s largest shareholder, Elixir Group, at cost plus fifteen percent (15%).  At September 30, 2008 and December 31, 2007, the Company had accounts payable of $13.5 million and $29.6 million, respectively, due to Elixir International for purchases of electronic gaming machines, casino management systems and other peripherals and a note payable of $12.1 million and $0, respectively.  The accounts payable have cash payment terms of fifty percent (50%) due upon order and the balance 45 days thereafter with no required interest payments.  In addition, at September 30, 2008, the Company had deposits on orders with Elixir International totaling $2.8 million for gaming machines.  All purchases orders were placed prior to June 30, 2008.  No additional purchases of gaming machines were made in the third quarter and none are planned for the remainder of 2008.

On April 21, 2008, the Company entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International.  Pursuant to the Facility Agreement, Elixir International provided trade credits to the Company for its purchase of electronic gaming machines from Elixir International in exchange for the Company’s issuance of unsecured notes to Elixir International bearing interest at a fixed rate of eight percent (8.0%) per annum.  Title of any gaming machines offered in exchange for the notes passes to the Company upon issuance of the notes.

Upon entering into the Facility Agreement, the Company immediately issued the first note pursuant to the terms of the Facility Agreement in the principal amount of $15,000,000 (the “Initial Advance”).  The Initial Advance extinguished an existing current trade payable of an equivalent amount to Elixir International in respect to gaming machines previously acquired.

The Company is obligated to repay the principal, plus any accrued interest thereon, of the Initial Advance in 24 equal monthly installments after the date of issue.  The Initial Advance is subject to demand by Elixir International for immediate payment only if there is either an event of default or a change of control as defined in the Facility Agreement.  For the three-month and nine-month periods ended September 30, 2008 and 2007, the Company recorded sales of table game products of $253,674 and $0 and $627,051 and $0, respectively, to Elixir International.  As of November 6, 2008, the Facility Agreement has been amended to include new payment terms.  (See Note 17). Within the other receivables (Note 5) is a related party receivable for expenses of $376,816 paid on behalf of Elixir Group Philippines.

NOTE 13.      INCOME TAXES

The Company’s effective tax rate for the nine-month periods ended September 30, 2008 and 2007 approximates 0.1% and 0.0%, respectively.  The Company will continue to review the tax issues and income generated in the future by the foreign subsidiaries to evaluate whether they should be reflected as a benefit or provision in the Company’s consolidated financial statements.

NOTE 14.      RESTRUCTURING CHARGES

During the first quarter of 2008, the Company moved its corporate offices and ceased use of a warehouse.   In accordance with SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities, the Company incurred restructuring charges for facilities operating leases the Company vacated during the first quarter of 2008.  The liability was calculated based upon the remaining lease rentals, reduced by a combination of actual sublease rentals and estimated sublease rentals and recorded at fair value.  The liability is reduced as lease payments are made.  The liability of $157,514 and $0 as of September 30, 2008 and December 31, 2007, respectively, is recorded in accrued expenses for the short-term portion and other liabilities for the long-term portion in the accompanying consolidated balance sheets.  For the three-month and nine-month periods ended September 30, 2008, total costs of $0 and $168,276, respectively, have been incurred and recorded as restructuring costs in the accompanying consolidated statements of operations.

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

Shuffle Master Litigation

On October 5, 2004, Shuffle Master filed a patent infringement action in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL) claiming that the use, importation and offering for sale of our PokerOne shuffler infringed Shuffle Master’s United States Patent, No. 6,655,684. The Company responded by denying Shuffle Master’s claim of patent infringement. On April 27, 2007, the Company filed a motion for summary judgment and on February 1, 2008, the District Court granted the Company’s motion for summary judgment on all patent infringement claims.  On February 15, 2008, the Company delivered a demand to Shuffle Master for $3.0 million in damages for the wrongful injunction it obtained in 2004.  The Company also filed a motion in District Court to recover its attorneys’ fees in the litigation.  The Company intends to vigorously pursue collection of the $3.0 million bond and its attorneys’ fees from Shuffle Master, however, there can be no assurances the Company will be successful in doing so.  On February 29, 2008, Shuffle Master filed a notice of appeal in the case.  The appeal is currently pending before the U.S. Court of Appeals for the Federal Circuit.  The Company believes that the ruling in its favor from the District Court will be upheld and it will then pursue its claim for damages and attorneys’ fees.

Purton Litigation

On October 5, 2007, William Purton filed an action against the Company in the Supreme Court of Victoria at Melbourne, Australia claiming he is owed monies under the July 2006 Share Sale Agreement by which the Company acquired Dolphin.  In addition, Mr. Purton is claiming he is owed money for an independent contractor agreement that he claims he was offered.  The Company has filed a counterclaim.  A mediation held in September in Melbourne in an attempt to settle the matter was unsuccessful.  The matter is now proceeding toward trial.  While the Company is optimistic regarding the matter, it is not possible to predict the likely outcome of the case.

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

Lombino Litigation

On October 9, 2008, Charles Lombino, an attorney who was contracted by the Company to do legal work in 2005 and 2006 filed suit against the Company claiming he had performed services during that time period for which he was not paid and demanding $180,000 in payment for such services.  The Company intends to contest the claim.

NOTE 16.      LOSS PER SHARE

Basic loss per share is computed by dividing the reported net loss for the period by the weighted average number of common shares outstanding during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

NOTE 17.      SUBSEQUENT EVENTS

Supporting arrangements from Elixir Group Limited

On November 6, 2008, the Company entered into a Machines Disposal Agreement (the “Disposal Agreement”) with Elixir International, a wholly-owned subsidiary of Elixir Group. Pursuant to the Disposal Agreement, the Company agreed to sell and return 715 electronic gaming machines to Elixir International, which as consideration for such sale and return, agreed to extinguish an existing current trade payable of approximately $14.0 million of the Company to Elixir International.

On the same day the Disposal Agreement was executed, the Company entered into a letter of agreement terminating the Securities Purchase and Product Participation Agreement and the amendments thereto (“the “Product Participation Agreement”) with Elixir Group (the “Termination Agreement”) and an Amendment of the Trade Credit Facility Agreement and Related Note with Elixir International (the “Facility Amendment Agreement”).

Pursuant to the Termination Agreement, Elixir Group and the Company agreed to terminate, with immediate effect the Product Participation Agreement save and except for certain provisions therein regarding board representation, which includes but not limited to, the continued presence until September 10, 2009 of at least two independent directors who served on the board since prior to the September 2007 close of the Product Participation Agreement. With such termination, Elixir Group ceases to have rights to identify suitable gaming venues for the Company and exclusive rights to supply electronic gaming machines and related equipment and systems for the Company’s participation business and, as a result, Elixir Group will no longer be entitled to earn an aggregate of 41.4 million additional shares of the Company. In addition, Elixir Group agreed to cancel warrants to purchase 66 million shares of the Company’s common stock, representing all of the outstanding warrants issued to Elixir  Group pursuant to the Participation Agreement, which were subject to the Exchange Agreement between the parties dated October 21, 2007.

According to the terms of the original Trade Credit Facility Agreement entered into between the Company and Elixir International dated April 21, 2008 (the “Facility Agreement”), Elixir International provided trade credits to the Company for its purchase of electronic gaming machines from Elixir International in exchange for the Company’s issuance of unsecured notes to Elixir International bearing interest at a fixed rate of eight percent (8.0%) per annum.  Upon entering into the Facility Agreement, the Company immediately issued a promissory note pursuant to the terms of the Facility Agreement for the then principal amount of $15,000,000 (the “Initial Advance”).  The Initial Advance extinguished a then existing current trade payable of an equivalent amount to Elixir International in respect to gaming machines previously acquired and the Company was obligated to repay the principal, plus any accrued interest thereon, under the Initial Advance in 24 equal monthly installments after the date of issue.

As at September 30, 2008, the unpaid principal balance under the Initial Advance was approximately $12,100,000 (the “Outstanding Principal”). Pursuant to the amendment to the Facility Agreement, Elixir International has surrendered the Initial Advance to the Company in exchange for the issuance of a new promissory note for the Outstanding Principal amount (the “New Note”) with the following new repayment terms: (a)  the Outstanding Principal amount and the interest accrued thereon shall be repaid in 24 equal monthly installments reset from January 1, 2009; (b) interest shall be accrued on the Outstanding Principal at the rate of five percent (5.0%) (instead of 8.0%) per annum starting from January 1, 2009; and no monthly repayment under the Initial Advance is required for the months of October, November and December 2008.

Change of Chief Executive Officer

Mr. Gordon Yuen resigned as president and chief executive officer of the Company as well as a director on October 1, 2008. On the same date, Mr. Clarence Chung, who is the Company’s Chairman, was appointed by the Board as Chief Executive Officer serving for an interim period.

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

The Company owns or has rights to certain trademarks that it uses in connection with the sale of its products, including, but not limited to, the following: DeckChecker™, Random Ejection™, Random Plus™, PokerOne™, ChipWa$her™, ShufflePro™, DeckSetter® and Dolphin™. This report also makes reference to trademarks and trade names of other companies.

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

In September 2007, we commenced our gaming machine participation operations pursuant to a Securities Purchase and Product Participation Agreement (the “Product Participation Agreement”) dated June 12, 2007 between us and Elixir Group Limited (“Elixir Group”).  Since then our primary business focus has been on the ownership and leasing of electronic gaming machines and gaming management systems placed with venue owners on a revenue share basis across several countries in Asia where we or our affiliates have established a strategic presence.  Revenue from our electronic gaming machine participation operations comprised 31% and 24% of our total revenues for the three-month and nine-month periods ended September 30, 2008.

As a result of the termination of the Securities Purchase and Product Participation Agreement effective on November 6, 2008 (details of the termination of which are set out in Note 17 to the consolidated financial statements), we now identify and secure by ourselves venues for the placement of electronic gaming machines and casino management systems, which track game performance and provide statistics on each installed electronic gaming machine owned and leased by us.  We contract with the venue owners or operators for the placement of the electronic gaming machines on a revenue sharing basis. In addition, we acquire and install by ourselves, the gaming machines, casino management systems and other gaming peripherals at the relevant gaming venues.

Results of Operations for the Three-Month Periods Ended September 30, 2008 and 2007:

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our three segments for the three-month periods ended September 30, 2008 and 2007, namely gaming machine participation, table game products and non-gaming products.

	Three Months Ended		Increase/(Decrease)
	September 30,		Dollar	%
	2008	2007	Amount	Amount
Total:
Revenues	$3,611,398	$2,814,802	$796,596	28%
Gross loss	$(1,389,090)	$(15,812)	$(1,373,278)	8,685%
Gross margin percentage	(38)%	(1)%	(37)%	3,700%
Operating loss	$(7,216,425)	$(213,099,428)	$205,883,002	(97)%
Net loss	$(7,316,904)	$(213,653,064)	$206,336,160	(97)%

Basic and diluted loss per share	$(0.06)	$(4.67)	$4.61	(99)%
Weighted average shares outstanding	114,946,671	45,780,514

Gaming machine participation:
Revenues	$1,109,144	$131,356	$977,788	744%
Gross loss	$(1,591,969)	$(25,289)	$(1,566,680)	6,195%
Gross margin percentage	(144)%	(19)%	(125)%	658%

Table game products:
Revenues	$417,304	$1,014,001	$(596,697)	(59)%
Gross (loss)/profit	$(90,209)	$122,161	$(212,369)	(174)%
Gross margin percentage	(22)%	12%	(34)%	(283)%

Units sold:
Shufflers	24	50	(26)	(52)%
DeckCheckers	1	7	(6)	(86)%
RFID chips	123,500	58,000	65,500	113%

Non-gaming products:
Revenues	$2,084,950	$1,669,445	$415,505	25%
Gross (loss)/profit	$293,087	$(112,683)	$405,770	(360)%
Gross margin percentage	14%	(7)%	21%	(300)%

Total revenues for the three-month period ended September 30, 2008 increased from the corresponding period in the prior year due to an increase in non-gaming product sales and an increase in participation revenues. Revenue from non-gaming products improved as a result of increased orders from our major customer.  In the prior year our major customer did not meet its internal targets, which had an adverse effect on our production and sales of non-gaming products. This increase was partly offset by decreases in table game products sales as a result of a decrease in DeckChecker and Shuffler sales.

Gross margin has decreased primarily as a result of the depreciation cost of our gaming machine participation operations.  Participating revenues are not yet at a level to cover the cost of machine depreciation which is recorded in costs of revenues.

Operating loss and loss per share for the three-month period ended September 30, 2008 was impacted by our negative gross margin.

Gaming Machine Participation

In September 2007, we began our electronic gaming machine participation operations in Asia as part of our primary focus on placing gaming machines on a revenue share basis.

As of September 30, 2008 we had approximately 2,700 gaming machines, of which 1,283 machines were in operation and generating revenue in five venues in the Philippines and seven venues in Cambodia. The term “gaming machine” refers to gaming machine “seats” as multi-player gaming machines have more than one seat.

We have withdrawn all machines from three venues in Cambodia in the third quarter of 2008, and resulting in the removal of 261 machines from the active machine list.

In recent months, we actively renegotiated contracts with gaming venue license holders to strengthen our ability to monitor gaming machine performance and procedures at numerous venues in Cambodia, participate in cash handling enable us to collect receivables more timely and increased our average revenue share.

During this reporting period an additional 106 gaming machines have been installed in two venues in Vietnam and the contracts are currently being renegotiated and the machines are expected to be generating revenue by the end of November 2008.

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

Table Game Products

Table game products revenue decreased primarily as a result of decreases in Shuffler, ChipWasher and service revenue offset by increases in RFID chip revenue.  Shuffler revenue decreased $464,200 to $142,500 for the three-month period ended September 30, 2008 compared to $606,700 in the corresponding period of the prior year due to decreased orders from our distributors. Service revenue decreased $83,800 to $2,200 for the three-month period ended September 30, 2008 compared to $86,000 in the corresponding period of the prior year due to the transfer of all service functions to our distributor.  This revenue line is expected to continue to decrease as existing service contracts terminate.  RFID chip revenue increased $115,600 to $232,700 for the three-month period ended September 30, 2008 compared to $117,100 in the corresponding period of the prior year due to an increase of chip orders for new casino openings.

Our gross margin on table game products decreased in the three-month period ended September 30, 2008 over the corresponding period of the prior year due to decreased volumes resulting in production inefficiencies and decreased margins to our distributor.

Non-Gaming Products

Non-gaming products revenue, which consists of automotive tooling and parts, increased in the three-month period ended September 30, 2008 by $415,500 to $2,085,000 compared to $1,669,500 in the corresponding period of the prior year.  The increase is related to increased sales to our largest customer as they have increased their production for the year.

Gross margins improved by $405,800 due to a change in certain material used in production resulting in reduced costs for one of our product lines.  Additionally, with increased volume, we have achieved further improvements in our production efficiencies.

Operating Expenses

The following is a schedule showing expenses on a consolidated basis:

	Three Months Ended		Increase/(Decrease)
	September 30,		Dollar	%
	2008	2007	Amount	Amount
Cost of products	$5,000,487	$2,830,614	$2,169,873	77%
Selling, general and administrative	3,863,144	1,978,466	1,884,678	95%
Stock-based compensation expense	1,475,063	4,402,920	(2,927,857)	(66)%
Research and development	178,243	328,981	(150,738)	(46)%
Depreciation and amortization	310,886	71,632	239,254	334%
Restructuring charges	—	1,622,532	(1,622,532)	(100)%
Impairment of assets	—	29,609,085	(29,609,085)	(100)%
Participation agreement acquisition fees	—	175,070,000	(175,070,000)	(100)%
	$10,827,823	$215,914,230	$(205,086,407)	(95)%

Selling, General and Administrative Expense

During the three-month period ended September 30, 2008, selling, general and administrative expenses increased $1,884,700 over the prior year period primarily due to increased salaries and wages expense of $845,300 as a result of an expanded senior management team and expanded accounting and business development personnel. Additionally, travel, trade show and meeting expenses increased by $300,600 due to the expansion of international office locations, consulting fees increased by $156,800 due to SOX implementation, insurance costs increased by $50,600 as a result of increases in coverage of property and equipment and increased cost of directors and officers insurance, and bad debt expense increased by $71,200 due to the inability to collect on past due table game product sales due to surrendering our gaming licenses in U.S. jurisdictions and the renegotiation of gaming participation agreements.  Rent expenses increased by $159,600 due to back-billing for office rental charge previously not accrued.  Utilities and telephone expense increased by $29,600 due to additional office locations.  Advertising expense increased by $41,600 due to rebranding of our new company image.  Office supplies increased by $44,600 due to additional office locations opened since 2007.  Printing costs have increased $24,900 due to increased SEC filings.  Property, other and sales taxes increased by $63,900 due to taxes on Cambodia revenues.

Stock-Based Compensation Expense

Stock-based compensation expensed decreased by $2,927,900 to $1,475,000 for the three-month period ended September 30, 2008, compared to $4,403,000 in the corresponding period of the prior year due to senior executives who have departed and forfeited stock options.

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

Since inception of the arrangement, table game revenue had not met our expectations.  In addition, future order placements indicate the remaining value on June 30, 2008 of $1,368,829 may not be recoverable.

We estimated the fair value using present value techniques based on estimates of cash flows.  In accordance with SFAS No. 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  During the second quarter of 2008, we recorded an impairment loss to the asset of $1,368,829 and included the amount in loss from operations in our consolidated statement of operations.

Research and Development Expenses

Research and development expenses decreased as a result of the decreased headcount at our research and development facility in Zhuhai, China.

Depreciation and Amortization Expenses

Depreciation and amortization expense decreased as a result of the impairment to intangibles at December 31, 2007, resulting in a lower depreciation base.

Restructuring Charge

On September 10, 2007, as part of the initial closing of the transactions under the Product Participation Agreement with Elixir Group, we announced a change in executive management.  As part of the restructuring, in October 2007 we gave termination notice to all service technicians, inventory management personnel, some regulatory compliance personnel and some administrative staff.  As of January 2008, all these costs had been paid.  Restructuring charges have been presented within operating costs and expenses in the consolidated statement of operations in accordance with SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities.

Other Income/(Expenses):

	Three Months Ended		Increase/(Decrease)
	September 30,		Dollar
	2008	2007	Amount	% Amount
Interest expense and finance fees	$(290,355)	$(512,290)	$221,935	(43)%
Interest income	107,420	(404)	107,824	(26,689)%
Foreign currency gains/losses	(3,100)	(9,340)	6,240	(67)%
Other	85,556	(379,175)	464,731	(123)%
Total	$(100,479)	$(901,209)	$800,730	(89)%
Income tax provisions	—	347,573

Interest Expense and Finance Fees

The decrease in interest expense and finance fees was due to the lower interest rate on notes payable in the three-month period ended September 30, 2008 versus the corresponding period in the prior year as a result of the pay-off of $11.0 million in long-term debt in November 2007 accruing interest at 13% offset by a $15.0 million increase in long-term debt in April 2008 accruing interest at 8%.

Interest Income

Interest income increased as a result of the increase in our cash and cash equivalents held in overnight money market accounts.  Cash in bank increased by $16.8 million to $17.8 million from September 30, 2007 to September 30, 2008.

Foreign Currency Transactions

Foreign currency transaction gains are a result of the declining value of the U.S. dollar denominated payables at our Philippines subsidiary, whose functional currency is the Philippine peso.

Other

In the three-month period ended September 30, 2008, we recorded $77,500 income related to a grant from the Australian Federal Government.

In the three-month period ended September 30, 2007, we recorded legal fees due to the acquisition of Dolphin that were billed in the third quarter of 2007.

Results of Operations for the Nine-Month Periods Ended September 30, 2008 and 2007:

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our three segments for the nine-month periods ended September 30, 2008 and 2007, namely gaming machine participation, table game products and non-gaming machine products.

	Nine Months Ended		Increase (Decrease)
	September 30,		Dollar	%
	2008	2007	Amount	Amount
Total:
Revenues	$10,210,886	$9,614,506	$596,380	6%
Gross (loss)/profit	$(2,782,761)	$695,726	$(3,478,487)	(500)%
Gross margin percentage	(27)%	7%	(34)%	(486)%
Operating loss	$(23,096,011)	$(220,514,899)	$197,418,888	(90)%
Net loss	$(22,169,501)	$(221,878,201)	$199,708,700	(90)%

Basic and diluted loss per share	$(0.19)	$(5.88)	$5.69	(97)%
Weighted average shares outstanding	114,945,602	37,765,328

Gaming machine participation:
Revenues	$2,396,672	$131,356	$2,265,316	1,725%
Gross loss	$(3,902,383)	$(25,289)	$(3,877,094)	15,331%
Gross margin percentage	(163)%	(19)%	(144)%	758%

Table game products:
Revenues	$1,667,806	$4,652,980	$(2,985,174)	(64)%
Gross profit	$235,947	$817,824	$(581,877)	(71)%
Gross margin percentage	14%	18%	(4)%	(22)%

Units sold:
Shufflers	169	62	107	173%
DeckCheckers	1	20	(19)	(95)%
ChipWashers	2	1	1	100%
RFID chips	247,900	992,000	(744,100)	(75)%

Non-gaming products:
Revenues	$6,146,407	$4,830,170	$1,316,237	27%
Gross profit	$883,674	$(96,810)	$980,484	(1,013)%
Gross margin percentage	14%	(2)%	16%	(800)%

Total revenues for the nine-month period ended September 30, 2008 increased from the corresponding period in the prior year due to an increase in participation revenue and sales of non-gaming products.  Gaming machine participation revenue was introduced in the third quarter of 2007 and has increased due to a full quarter of operation and improved performance on existing venues. Additionally, revenue from non-gaming products improved as a result of an increased order from our major customer during the nine-month period ended September 30, 2008.  In the prior year our major customer did not meet its internal targets which had adverse effect on our production and sales of non-gaming products.

Gross margin has decreased primarily as a result of the depreciation cost of our gaming machine participation operations.  Revenues have yet to cover the cost of machine depreciation, which is recorded in costs of revenues.

Operating loss and loss per share for the nine-month period ended September 30, 2008 were impacted by our negative gross margin and increased selling, general and administrative expenses, which rose due to increased management compensation and increased share-based compensation.

Gaming Machine Participation

In September 2007, we began our electronic gaming machine participation operations in Asia as part of our primary focus on placing gaming machines on a revenue share basis.

As of September 30, 2008 we had approximately 2,700 gaming machines, of which 1,283 machines were in operation and generating revenue in five venues in the Philippines and seven venues in Cambodia. The term “gaming machine” refers to gaming machine “seats” as multi-player gaming machines have more than one seat.

We have withdrawn machines from three venues in Cambodia in the third quarter of 2008, resulting in the removal of 261 machines from our active machine list.

In recent months, we actively renegotiated contracts with gaming venue license holders to strengthen our ability to monitor gaming machine performance and procedures at numerous venues in Cambodia, participate in cash handling enabling us to collect receivables more timely and increased our average revenue share.

During this reporting period an additional 106 gaming machines have been installed in two venues in Vietnam with the contracts currently being renegotiated and the machines are expected to generate revenue by the end of November 2008.

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

Table Game Products

Table game products revenue decreased primarily as a result of decreases in DeckChecker, RFID chip and service revenue.  DeckChecker revenue decreased $991,800 to $111,000 for the nine-month period ended September 30, 2008 compared to $1,102,900 in the corresponding period of the prior year due to a decrease in orders from our distributors.  RFID chip revenue decreased $1,440,500 to $548,600 for the nine-month period ended September 30, 2008 compared to $1,989,100 in the corresponding period of the prior year due to a decrease in large chip orders for new casino openings.  Service revenue decreased $243,400 to $15,300 for the nine-month period ended September 30, 2008 compared to $258,700 in the corresponding period of the prior year due to the transfer of all service functions to our distributor.  This revenue line is expected to continue to decrease as service contracts terminate.

Non-Gaming Products

Non-gaming products revenue, which consists of automotive tooling and parts, increased in the nine-month period ended September 30, 2008 by $1,316,200 to $6,146,400 compared to $4,830,200 in the corresponding period of the prior year.  The increase is related to increased sales to our largest customer as they have increased their production for the year.

Gross margins improved by $980,500 due to a change in certain material used in production resulting in reduced costs for one of our product lines.  Additionally, with increased volume, we have achieved further improvements in our production efficiencies.

Operating Expenses

	Nine Months Ended		Increase (Decrease)
	September 30,		Dollar	%
	2008	2007	Amount	Amount
Cost of products	$12,993,647	$8,918,781	$4,074,866	46%
Selling, general and administrative	11,376,030	7,274,858	4,101,172	56%
Stock-based compensation expense	5,842,641	6,168,507	(325,866)	(5)%
Impairment of assets	1,368,829	29,609,085	(28,240,256)	(95)%
Research and development	777,552	739,612	37,940	5%
Depreciation and amortization	779,922	726,030	53,892	7%
Restructuring charges	168,276	1,622,532	(1,454,256)	(90)%
Participation agreement acquisition fees	—	175,070,000	(175,070,000)	(100)%
	$33,306,897	$230,129,405	$(196,822,508)	(86)%

Selling, General and Administrative Expense

During the nine-month period ended September 30, 2008, selling, general and administrative expenses increased $4,101,200 over the prior year period, primarily due to increased salaries and wages expense of $2,179,000 as a result of an expanded senior management team and expanded accounting and business development personnel.  Additionally, travel, trade show and meeting expense increased by $717,400 due to the expansion of international office locations and increased international customers and business lines, insurance costs increased by $131,100 as a result of increases in coverage of property and equipment and increased cost of directors and officers insurance, and bad debt expense increased by $361,500 due to the inability to collect on past due table game product sales resulting from the surrender of our gaming licenses in the U.S. and the renegotiation of gaming participation agreements.  Rent expenses increased by $255,600 due to back-billing for office rental charges previously not accrued.  Board of director fees increased by $225,000 due to additional board members added, property and sales taxes increased by $180,300 due to additional purchases of office and operating equipment for new office locations and consulting and accounting fees increased by $217,800 as a result of SOX implementation.

Stock-Based Compensation Expense

Stock-based compensation expense decreased by $325,900 to $5,842,600 for the nine-month period ended September 30, 2008, compared to $6,168,500 in the corresponding period of the prior year due to forfeited stock option grants issued to executive management and other employees.

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

Since the inception of the arrangement, table game revenue had not met sales targets.  In addition, future order placements indicate the remaining value on June 30, 2008 of $1,368,829 was not recoverable.

We estimated the fair value using present value techniques based on estimates of cash flows.  In accordance with SFAS No. 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  During the second quarter of 2008, we recorded an impairment to the asset of $1,368,829 and included the amount in loss from operations in our consolidated statement of operations.

Research and Development Expenses

Research and development expenses decreased as a result of the decreased headcount at our research and development facility in Zhuhai, China.

Depreciation and Amortization Expenses

Depreciation and amortization expense decreased as a result of the impairment to intangibles at December 31, 2007, resulting in a lower depreciation base.

Restructuring Charge

During the first quarter ended March 31, 2008, we moved our corporate offices and ceased use of a warehouse.  In accordance with SFAS No. 146, the Company incurred restructuring charges of $168,300 during the nine-month period ended September 30, 2008 for operating leases the Company ceased use of during the three-month period ended March 31, 2008.  The liability was calculated based upon the remaining lease rentals, reduced by a combination of actual sublease rentals and estimated sublease rentals and recorded at fair value.

On September 10, 2007, as part of the initial closing of the transactions under the Product Participation Agreement with Elixir Group, we announced a change in executive management.  As part of the restructuring, in October 2007, we gave termination notice to all service technicians, inventory management personnel, some regulatory compliance personnel and some administrative staff.  As of January 2008, all these costs had been paid.  Restructuring charges have been presented within operating costs and expenses in the consolidated statement of operations in accordance with SFAS No. 146.

Other Income/(Expenses):

	Nine Months Ended		Increase/(Decrease)
	September 30,		Dollar	%
	2008	2007	Amount	Amount
Interest expense and finance fees	$(564,876)	$(1,820,034)	$1,255,158	(69)%
Interest income	629,606	102,755	526,851	513%
Foreign currency gains/losses	638,427	(9,340)	647,767	(6,936)%
Patent sale and other	245,851	15,744	230,106	1,462%
Total	$949,008	$(1,710,875)	$2,659,884	(155)%
Income tax provisions	(22,498)	347,573	(370,071)	(106)%

Interest Expense and Finance Fees

The decrease in interest expense and finance fees was due to the lower interest rate on notes payable in the nine-month period ended September 30, 2008 versus the corresponding period in the prior year as a result of the pay-off of $11.0 million in long-term debt in November 2007 accruing interest at 13% offset by a $15.0 million increase in long-term debt in April 2008 accruing interest at 8%.

Interest Income

Interest income increased as a result of the increase in our cash and cash equivalents held in overnight money market accounts.  Cash in bank increased by $16.8 million to $17.8 million from September 30, 2007 to September 30, 2008.

Foreign Currency Transactions

Foreign currency transaction gains are a result of the declining value of the U.S. dollar denominated payables at our Philippines subsidiary, whose functional currency is the Philippine peso.

Patent Sale and Other

In the nine-month period ended September 30, 2008, we recorded $300,000 income related to a grant from the Australian Federal Government.

In the nine-month period ended September 30, 2007, we recorded a $500,000 gain on the sale of our intellectual property related to our previously discontinued Secure Drop product line, offset by acquisition costs of $451,000 due to the purchase of Dolphin.

Income Tax Provisions

Our effective tax rate for the nine-month periods ended September 30, 2008 and September 30, 2007 are approximately 0.1% and 0.0%, respectively.  We will continue to review the tax losses and income generated in the future by our foreign subsidiaries to evaluate whether they should be reflected as a benefit or provision in our consolidated financial statements.

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

Under the terms as amended as of the date of this report, we are obligated to repay the current principal of $12.1 million, plus any accrued interest thereon, in 24 equal monthly installments commencing January 1, 2009.  The advances under the Facility Agreement are subject to demand by Elixir International for immediate payment only if there is either an event of default or a change of control defined in the Facility Agreement.

The balance of the Facility Agreement is $12.1 million and $0 as of September 30, 2008 and December 31, 2007, respectively.

We currently do not expect to obtain any further amount of credit with Elixir International under the Facility Agreement.

As of September 30, 2008, we had total cash and cash equivalents of $17.8 million and a working capital deficit of $(2.3) million.  Our working capital deficit has continued to increase since September 30, 2008 due to further losses from operations.  The working capital deficit included $13.5 million of related party trade payables and $7.4 million of the current portion of the total amount of $12.1 million due to Elixir International drawn on a $15.0 million trade credit facility agreement.

During the nine-month period ended September 30, 2008, we incurred negative cash flow from operations of approximately $12.1 million.  On November 6, 2008, our board of directors approved the termination of Elixir Group’s rights to identify gaming venues for the Company and its exclusive distribution rights under the Securities Purchase and Product Participation Agreement dated June 12, 2007 with Elixir Group Limited (“Product Participation Agreement”).  In addition, the Company will return 715 gaming machines to Elixir International at their net book value as of September 30, 2008, resulting in a reduction of approximately $14.0 million in trade payables. As a result, the Company’s remaining payables owed to Elixir International are approximately $12.1 million in notes payable.  Also on November 6, 2008 the board of directors approved an Amendment to the Facility Agreement to reduce the fixed interest rate on the Initial Advance on the Facility Agreement to five percent (5.0%) from eight percent (8.0%) per annum and to extend the payment terms to monthly installments paid over 24 months beginning January 1, 2009.  This equates to the Company making equal monthly payments of principal and accrued interest to Elixir International in the amount of $529,490 with the first payment in January 2009.

Primarily as a result of the return of 715 machines from both operations and in inventory to Elixir International and restructuring our contracted venues in Cambodia, our current gaming machine inventory level is in excess of 600 gaming machines, which we will seek to redeploy into new projects and existing sites. We do not expect to conduct significant purchases of gaming machines during the remainder of 2008; however, we may choose to purchase a limited number of multi-player machines, which are proven as strong performers in the Cambodia market.  If we pursue the purchase of additional machines, we may be able to purchase second-hand machines at significantly discounted prices.  We will also purchase casino management systems during the remainder of 2008 for placement in previously purchased gaming machines depending upon our business plan’s execution.

Based on our massive costs cutting measures, which involve, amongst other things, the closing down of the China factory and Macau office, the scaling down of the U.S. office and significantly reducing traveling and entertainment expenses, and assuming we are successful in our endeavors to ramp up revenue base by focusing our placement of gaming machines in better performing venues and plans to provide value-added services, such as promotion and marketing advisory, to certain venues with a view to improving net win per machine, we believe our available working capital, along with cash expected to be generated from operations, would allow us to meet our working capital needs for 2009.

However, if we were to undertake any major new projects in addition to those in our current growth plans, or if we fail to realize our working capital assumption, we may require additional funding in 2009, in which case we will look into the option of raising additional funds through various financing sources, including the sale of debt or equity securities and the procurement of commercial debt financing and vendor financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility and any equity financing will be dilutive to our present stockholders.

Cash Flows Summary

	Nine Months Ended September 30,
	2008	2007	Increase (Decrease)
Cash provided by (used in):
Operations	$(14,225,683)	$(7,264,503)	$(6,961,180)
Investing	(32,935,978)	(931,413)	(32,004,565)
Financing	(3,280,930)	8,932,713	(12,213,643)
	$(50,442,592)	$736,797	$(51,179,389)

Operations

Cash used in operations increased as a result of the increase in working capital as well as operating expenses such as salary, travel, rent and professional fees.

Investing

Cash used in investing activities increased as a result of payments made on the purchase of gaming machines and systems from Elixir International.  In fiscal 2007, we had non-cash purchases of gaming machines and systems in the amount of $39.2 million and non-cash purchases of $28.1 million in the nine-month period ended September 30, 2008. Cash payments of $31.7 million were made in the nine-month period ended September 30, 2008 in respect of previous non-cash purchases.

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

Consignment Inventory

As of September 30, 2008 and December 31, 2007, we have $710,454 and $65,908, respectively, of units, service supplies and parts on consignment with distributors, which is recorded as inventory at September 30, 2008.  Revenue is not recognized, and the inventory remains ours, until ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the products or sales to third-party customers.

Gaming Machines and Systems

Gaming machines and systems are stated at cost.  We depreciate gaming machines and systems over a five-year useful life to a minimal salvage value once placed in service.  Trends in market demand and technological obsolescence may require us to review and evaluate the recoverability of our investment, as well as the estimated useful lives used to depreciate these assets. The Company measures and tests gaming machines for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), at least annually on December 31 or more often if there are indicators of impairment.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in the conformity with generally accepted accounting principles (GAAP) in the United States.  It clarifies the order which sources of accounting principles have priority.  We have adopted this statement as of June 1, 2008.  The adoption has no material impact on our financial position, results of operations or cash flows.

In May 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an Interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The Company does not believe this pronouncement will impact its financial statements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.          CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and vice president of finance, who serves as our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” refers to the controls and procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and vice president of finance, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, our management, including our chief executive officer and vice president of finance, has concluded that our disclosure controls and procedures were effective as of September 30, 2008.

(b)  Changes in internal control over financial reporting.

During the quarter ended September 30, 2008, the Company has continued to implement new controls and procedures in order to strengthen the internal controls over financial reporting at various locations. In addition, the audit committee of our board of directors approved the transition of our Business Control Department into the Audit Department which will report functionality to the Audit Committee effective as of November 6, 2008.  Except as described in the foregoing, we made no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 8, 2008, we held our annual meeting of shareholders in Hong Kong.  Out of 114,956,667 common shares issued and outstanding as of the record date and entitled to vote at such annual meeting, there were present at such meeting, in person and by proxy, shareholders holding 92,202,861 of our voting shares.  We held the annual meeting of shareholders, for the purposes of:

•                  Electing eleven directors, each to serve until our 2009 annual meeting of shareholders;

•                  Adopting the Elixir Gaming Technologies, Inc. 2008 Stock Incentive Plan; and

•                  Ratifying the appointment of Ernst & Young, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

All of the persons nominated to serve on our board of directors, namely Clarence Chung, Gordon Yuen, Joe Pisano, Lorna Patajo-Kapunan, Major General Paul A. Harvey, Vincent L. DiVito, John W. Crawford, Samuel Tsang, Ted Chan, Anthony Tyen and Daniel Sham, were elected to our board of directors to for terms of one year each.

	For	Withheld	Abstained
Clarence Chung	85,821,918	6,380,943	—
Gordon Yuen	77,165,444	15,037,417	—
Joe Pisano	77,112,944	15,089,917	—
Vincent DiVito	87,328,526	4,874,335	—
Paul Harvey	87,330,626	4,872,235	—
Lorna Patajo-Kapunan	87,208,612	4,994,249	—
John Crawford	87,345,640	4,857,221	—
Samuel Tsang	85,817,215	6,385,646	—
Ted Chan	85,702,501	6,500,360	—
Anthony Tyen	87,343,340	4,859,521	—
Daniel Sham	87,338,840	4,864,021	—

Our shareholders approved to adopt the 2008 Stock Incentive Plan.

Shares voted for	52,119,182
Shares against	19,060,052
Shares abstaining	273,530

Our shareholders approved the ratification of Ernst & Young LLP as our independent registered public accounting firm.

Shares voted for	91,692,310
Shares against	199,042
Shares abstaining	311,509

There were no broker non-votes cast on any of the above matters.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
10.1	Letter Agreement dated November 6, 2008 between Registrant and Elixir Group Limited.	Filed electronically herewith

10.2	Machine Disposal Agreement dated November 6, 2008 between Registrant and Elixir International Limited.	Filed electronically herewith

10.3	Amendment to Trade Credit Facility Agreement and Related Note dated November 6, 2008 between Registrant and Elixir International Limited.	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELIXIR GAMING TECHNOLOGIES, INC.
(Registrant)

Date:	November 13 2008	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President, Chief Executive Officer

Date:	November 13, 2008	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Vice President Finance
(Principal Financial Officer)