Form 10-K
period 2008-12-31
Elixir Gaming Technologies, Inc.
filed 2009-03-30
CIK 1004673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-25855

Elixir Gaming Technologies, Inc.

(Name of registrant as specified in its charter)

Nevada	91-1696010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada 89119

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (702) 733-7195

Securities to be registered under Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which registered
Common Stock	NYSE Amex

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $63,790,168

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 114,956,667 shares as of March 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s 2009 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008 are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY NOTICE

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future.  Such forward-looking statements relate to, among other things, overall industry environment, our working capital requirements and results of operations, the further approvals of regulatory authorities, adverse court rulings, production and/or quality control problems, the denial, suspension or revocation of privileged operating licenses by governmental authorities, competitive pressures and general economic conditions.  These and other factors that may affect our financial results are discussed more fully in “Risk Factors” and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.  We caution readers not to place undue reliance on any forward-looking statements.  We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business.  See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

PART I

ITEM 1.                                  BUSINESS

OVERVIEW

Elixir Gaming Technologies, Inc. is engaged in (i) the ownership and leasing of electronic gaming machines in resorts, hotels, and other venues throughout Asia placed on a revenue sharing basis with venue owners; (ii) the design, manufacture and distribution of table game products; and (iii) the design, manufacture and sale of component parts for the automotive industry. Our primary focus is on the ownership and leasing of gaming machines on a revenue sharing basis across certain countries in Asia.

Pursuant to the Securities Purchase and Product Participation Agreement (“Product Participation Agreement”) dated June 12, 2007 (as amended by an amendment dated October 21, 2007) and which was subsequently terminated on November 6, 2008, our principal shareholder, Elixir Group Limited (“Elixir Group”), a wholly-owned subsidiary of Melco International Development Limited, was our strategic partner in the electronic gaming machine participation business.  From September 2007 to November 6, 2008, Elixir Group, through its wholly-owned subsidiary Elixir International Limited, identified and secured on our behalf venues for the placement of electronic gaming machines and casino management systems, which track game performance and provide statistics on installed electronic gaming machines owned and leased by us.  We contracted with the venue owners for the placement of the electronic gaming machines on a revenue sharing basis. Elixir Group assisted the venue owners with the licensing and regulatory process, the physical design of the gaming floor and the installation of electronic gaming machines and systems.  Elixir Group acquired and installed the gaming machines, casino management systems and other gaming peripherals and upon completion of the set-up of the gaming floor, sold us the gaming machines and systems at its cost plus fifteen percent (15%).

As a result of the termination of the Product Participation Agreement on November 6, 2008, Elixir Group ceased to have rights to identify suitable gaming venues for us and its exclusive rights to supply electronic gaming machines and related equipment to us.  Utilizing our developed operational experience and established market presence and key relationships, we on our own identify and develop new gaming venues, acquire the gaming machines, casino management systems and other gaming peripherals directly from the manufacturers and system suppliers and install the same in our contracted venues. In addition, we also assist the venue owners in brand-building and marketing promotions. A good example of this successful transition is the signing of an agreement with NagaWorld Limited, where we have evolved from a pure machine lessor to a slot floor operator.  In NagaWorld, a five-star hotel casino resort in Cambodia, we manage jointly with the casino owner the slot floor operations and design marketing programs and slot promotions for our assigned gaming hall there.  We also hire, train and manage the floor staff and set high expectations on the level of customer service.

In addition to the electronic gaming machine participation business, we have historically developed, manufactured and distributed various table game devices used in the gaming industry, including automated card verification machines, electronic card shuffling systems and high-frequency RFID-gaming chips.  However, in March 2009, we sold our card verification and electronic card shuffling assets and have discontinued those lines of products.

Through our July 2006 acquisition of Dolphin Advanced Technologies Pty Ltd. (“Dolphin”), we also design, manufacture and sell component parts for the automotive industry, including inner and remote door handles, fuel filler hinge assemblies, module brackets, steering wheel spoke covers, speaker grills, fasteners, safety products, and cosmetic components for automobiles.

We have offices in Las Vegas, Hong Kong, Philippines, Cambodia and Australia.  We also have manufacturing facilities in Guangdong Province, China and Melbourne, Australia.

Our executive office in the United States is located at:

Elixir Gaming Technologies, Inc.

6650 Via Austi Parkway, Suite 170

Las Vegas, Nevada, 89119

USA

The telephone and facsimile numbers of our office in the United States are (702) 733-7195 and (702) 733-7197, respectively.

During fiscal 2008, we owned or had rights to certain trademarks that we use in connection with the sale of our products, including, but not limited to, the following: VendingData™, Deck Checker™, Random Ejection™, Random Plus™, PokerOne™, ChipWasher™, ShufflePro™, DeckSetter® and Dolphin™. However, pursuant to the Purchase and Settlement Agreement entered into between Shuffle Master, Inc. and us on March 16, 2009, we have sold to Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventory of such products. As a result of this agreement, subsequent to the balance sheet date, we ceased to own the relevant trademarks of Random Plus™, ShufflePro™, and Deck Checker™. Other than the aforesaid trademarks, this report also makes reference to trademarks and trade names of other companies.

RECENT DEVELOPMENTS

During fiscal 2008 and through the date of this report, we have engaged in the following:

Supporting Arrangements from Elixir Group Limited

On November 6, 2008, we entered into the Machines Disposal Agreement (the “Disposal Agreement”) with Elixir International, a wholly-owned subsidiary of Elixir Group. On the same day, we entered into a letter of agreement terminating the Securities Purchase and Product Participation Agreement and the amendments thereto (“the “Product Participation Agreement”) with Elixir Group (the “Termination Agreement”) and an Amendment of the Trade Credit Facility Agreement and Related Note with Elixir International (the “Facility Amendment Agreement”).

Pursuant to the Disposal Agreement, we agreed to return 715 electronic gaming machines to Elixir International and, as consideration for such return, Elixir International agreed to extinguish a then current trade payable by us of approximately $14.0 million. As a result of the Disposal Agreement, our balance sheet and liquidity position have been improved and we also managed to reduce certain related inventory costs.

Based on the terms of the Termination Agreement, we and Elixir Group agreed to terminate, with immediate effect upon signing, the Product Participation Agreement save and except for certain provisions therein regarding board representation, which includes but is not limited to, the continued presence until September 10, 2009 of at least two independent directors who served on the board since prior to the September 2007 close of the Product Participation Agreement. With such termination, Elixir Group ceased to have rights to identify suitable gaming venues for us and exclusive rights to supply electronic gaming machines and related equipment and systems for our participation business and, as a result, Elixir Group no longer is entitled to earn an aggregate of 41.4 million additional shares of our company pursuant to the Product Participation Agreement. In addition, Elixir Group agreed to cancel warrants to purchase 66 million shares of our company’s common stock, representing all of the outstanding warrants issued to Elixir Group pursuant to the Participation Agreement.

According to the terms of the original Trade Credit Facility Agreement entered into between Elixir International and the Company dated April 21, 2008 (the “Facility Agreement”), Elixir International provided trade credits to us for our purchase of electronic gaming machines from Elixir International in exchange for our issuance of unsecured notes to Elixir International bearing interest at a fixed rate of eight percent (8.0%) per annum.  Upon entering into the Facility Agreement, we immediately issued a promissory note pursuant to the terms of the Facility Agreement for the then principal amount of $15,000,000 (the “Initial Advance”).  The Initial Advance extinguished a then existing current trade payable of an equivalent amount to Elixir International in respect to gaming machines previously acquired and we became obligated to repay the remaining principal, plus any accrued interest thereon, under the Initial Advance in 24 equal monthly installments after the date of issue.

As at September 30, 2008, the unpaid principal balance under the Initial Advance was approximately $12,100,000 (the “Outstanding Principal”). Pursuant to the Facility Amendment Agreement, Elixir International has surrendered the Initial Advance note to us in exchange for the issuance of a new promissory note for the Outstanding Principal amount (the “New Note”) with the following new repayment terms: (a)  the Outstanding Principal amount and the interest accrued thereon shall be repaid in 24 equal monthly installments reset from January 1, 2009; (b) interest shall be accrued on the Outstanding Principal at the rate of five percent (5.0%) (previously of 8.0%) per annum starting from January 1, 2009; and no monthly repayment under the New Note was required for the months of October, November and December 2008.  We began paying our monthly installment of $529,490 under the New Note on January 1, 2009.

Strategic Alliance with Scientific Games’ Wholly-Owned Subsidiary, Global Draw Ltd.

On December  5, 2008, we and Scientific Games’ (Nasdaq: SGMS) wholly-owned subsidiary, The Global Draw Ltd. (“Global Draw”), announced that the two companies formed a strategic alliance to address new opportunities in Cambodia through placements of Global Draw’s server-based gaming machines at our sourced venues.  Pursuant to this agreement, gaming machines from Global Draw are expected to be placed at venues on a revenue sharing basis and we and Global Draw will share in the net win of the machines placed into operation. In addition to securing new locations for the placement of Global Draw products, we will provide ongoing marketing and technical support for the installed units.

While the recent regulatory changes in Cambodia described further below, have delayed the first placements of Global Draw machines under this agreement, we still intend to place Global Draw’s Silverball networked gaming machines in licensed casinos in Cambodia.  Currently, we and Global Draw are applying for the necessary certifications and governmental approvals for the deployment of the Silverball machines in the Philippines and it is expected that the two companies will enter into a similar revenue sharing agreement for the Philippines as soon as we obtain the relevant certifications and approvals.

Sale of Certain Table Game Products to and Settlement of Litigation with Shuffle Master, Inc.

On March 16, 2009, we entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. (the “Purchase and Settlement Agreement”) pursuant to which we have sold to Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, including but not limited to, the trademarks of Random Plus™, ShufflePro™ and Deck Checker™, and certain inventory of such products.

In addition, Shuffle Master and we have settled all outstanding patent infringement litigation with respect to U.S. Patent No. 6,665,684 dealing with automated shuffler technology.  The total consideration paid by Shuffle Master to us under the Purchase and Settlement Agreement is a base amount of $2.4 million, subject to an adjustment of up to $400,000 related to the inspection of the condition of the final inventory to be delivered by us, or up to $2.8 million in total. Also, as part of the transaction, we have agreed not to engage, directly or indirectly, in the business related to the manufacturing or selling of automated card verification machines and electronic card shuffling systems, anywhere in the world, for a period of seven years from the date of closing.

Regarding the now settled litigation between Shuffle Master and us, this traces back to October 5, 2004, when Shuffle Master first filed a patent infringement action against us in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL) claiming that the use, importation and offering for sale of our PokerOne shuffler infringed Shuffle Master’s United States Patent, No. 6,655,684. We responded by denying Shuffle Master’s claim of patent infringement. On February 1, 2008, the District Court granted our motion for summary judgment on all patent infringement claims.  On February 29, 2008, Shuffle Master filed a notice of appeal of the February 1, 2008 court ruling.  On February 15, 2008, we delivered a demand to Shuffle Master for $3.0 million in damages for the wrongful injunction they obtained in 2004.  We also filed a motion in District Court to recover our attorney fees in the litigation.  Shuffle Master initially filed an appeal from the District Court ruling, but subsequently withdrew their appeal.

Although we had a reasonable level of confidence in the eventual favorable outcome of our claims for damages and attorney fees, it was not a certainty. In addition, by pursuing the matter in courts, it could have possibility taken another lengthy period and we would have incurred considerable additional legal expenses before we got a final ruling. As such we entered into the Purchase and Settlement Agreement with Shuffle Master. We believe that this transaction is a mutually amicable solution and has provided significant financial benefits to our Company as not only does it improve our cash position but it frees up our resources to focus on addressing market opportunities that further our strategy of expanding our electronic gaming machine participation business.

Regulatory Changes in Cambodia

On December 2, 2008, Cambodia’s Prime Minister issued a directive which requires slot machine operators in the country to obtain licenses issued by the Ministry of Economy and Finance and to operate only in hotels certified by the Ministry of Tourism.  According to the directive, existing slot machine operators have six months to comply.  In addition, the directive seeks strict compliance with the foreigners-only rule that permits only foreigners or Cambodians with foreign passports to gamble in the country.

On February 24, 2009, Cambodia’s Prime Minister called for the closure of the country’s sole bookmaker, Cambo Six, and said the government would not renew its license upon expiration in 2011.  Subsequent to this action, all but two of the approximately 70 slot clubs in Cambodia’s Phnom Penh area have been either temporarily or permanently closed. Our partner NagaWorld, which operates under an exclusive casino license in the Phnom Penh area, is one of the two gambling venues that remain open.

Currently, with the exception of the Premier Club at NagaWorld, all of our contracted venues in Cambodia have been closed.  At this juncture, we do not intend to reopen our closed venues and we have regained physical possession of our machines in these venues for future deployment.  At present, we plan to focus our resources in the Cambodia market on our operations at NagaWorld, which we expect will benefit from the widespread closures of slot clubs in the Phnom Penh area.

New Contract with NagaWorld Limited (“NagaWorld”)

On January 5, 2009, we entered into a contract with NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE:3918), to place electronic gaming machines on a participation basis at its NagaWorld, a five-star hotel casino resort in Cambodia and the only licensed full service casino in Phnom Penh.

Under the terms of the agreement, we are obligated to place electronic gaming machines in an assigned area of NagaWorld and will share in the gross revenue generated by each machine we place.  We and NagaWorld have joint control over the operation of the electronic gaming machines, including floor staff and respective audit rights.

We will be entitled to 25% of the revenue generated by the machines placed by us and NagaWorld will be entitled to 75% of such revenue. Most of the costs and expenses related to the operation of the machines placed by us, such as marketing funds, staff costs and staff meal expenses, will be shared 25% by us and 75% by NagaWorld. The agreement will be valid for a term of five years commencing from the actual day of launching the live commercial operation of our machines in NagaWorld.

As at the date of this filing, we currently have approximately 200 machines in operation at NagaWorld.

GAMING MACHINE PARTICIPATION

Overview

Since September 2007, our primary business model has focused on the ownership and leasing of electronic gaming machines placed with venue owners on a revenue sharing basis across certain countries in Asia.  Pursuant to the Product Participation Agreement, our principal shareholder, Elixir Group, was our strategic partner in the electronic gaming machine participation business from September 2007 to November 6, 2008.  Elixir Group identified and secured, on our behalf, venues for the placement of electronic gaming machines and systems to be owned and leased by us, and then assisted the venue owner with the physical design of the gaming floors and installation of electronic gaming machines and systems.

On November 6, 2008, Elixir Group and we agreed to terminate with immediate effect the Product Participation Agreement and Elixir Group’s rights to identify suitable gaming venues on our behalf and to supply electronic gaming machines and related equipment to us.  Utilizing our developed operational experience and established market presence and key relationships, we now directly identify and develop new gaming venues, and acquire the gaming machines, casino management systems and other gaming peripherals and install the same in our contracted venues.

Electronic gaming machine participation operations began in September 2007 and comprised 28% of our consolidated revenues for the year ended December 31, 2008.

Operations

As a result of the termination of the Product Participation Agreement effective on November 6, 2008 (details of the termination are set out in Note 15 to the financial statements), we contract with the venue owners or operators for the placement of the electronic gaming machines on a revenue sharing basis. In addition, we directly acquire and install the gaming machines and other gaming peripherals at the relevant gaming venues.  The target market for our electronic gaming machine participation business is three-, four- and five-star hotels and resorts, and various other gaming venues across Asia.  We focus on underserved gaming markets that we believe are poised for significant growth, and many of the targeted venue owners have little or no gaming operations experience.

We utilize electronic gaming machines from leading manufacturers, including International Game Technology, Aristocrat Technologies, WMS Gaming, and Interblock.  As of March 23, 2009 we had an inventory of 2,175 gaming machines and believe our current inventory is adequate for our foreseeable needs over the next 12 months.

We market, design and develop the gaming venues of the venue owners to whom we lease our electronic gaming machines and related systems.  We contract with the venue owner for the leasing and maintenance of the electronic gaming machines on a revenue sharing basis.  We provide the development and implementation of various related gaming services in the Asia Pacific region with a principal focus on Cambodia and the Philippines.  Our solutions and offerings include:

•                  Developing the technical and network design, layout and overall space configuration of the gaming floor in order to best utilize and leverage the available floor space and present an appealing environment to customers; and

•                  Selecting the optimal mix of electronic gaming machines for the property to optimize the economic potential of the gaming floor and overall experience for the venue owner’s customers.

We expect that the time from the initial execution of the contract with the venue owner to the commencement of electronic gaming machine participation at the particular venue will be approximately six to nine months depending on a number of factors, some of which are outside of our control.  These factors include, but are not limited to, the operator’s discretion, delays due to construction or renovation of the property, obtaining regulatory approvals business licenses by the operator and staff training.  We assist the venue owner by providing training for its gaming floor personnel regarding the operation and maintenance of the gaming machines and back-of-the-house accounting.  In addition, we maintain all performance data and provide on-going technical and operations support in order to optimize game performance throughout the floor.

We expect that our electronic gaming machine participation revenues and gross margins will be influenced by a number of factors, including the delay between the date of installation of the machines and date the machines “go-live” or are placed in service and earning revenue; the number and type of machines in service; the levels of play; and revenue sharing percentage.  In addition, we may initially install fewer electronic gaming machines than contracted for at a venue and increase the number of electronic gaming machines gradually as a way to build demand for our product.  Our cost of sales will include the depreciation, joint cost sharing (in limited cases) and other installation and maintenance costs of the electronic gaming machines.

Competition

The global gaming industry is highly competitive.  Competitors include RGB, a subsidiary of Dreamgate Corp. an Asian distributor that places electronic gaming machines on a revenue sharing basis.  RGB is a distributor of Aruze, Ainsworth, Atronic and WMS gaming machines. Part of our operating strategy includes addressing markets and customers where we will face less competition and entry barriers due to several factors including:

•                  United States Gaming Laws:  All of the major gaming equipment suppliers are licensed by a large number of United States regulatory agencies.  In order for one of these companies to enter the markets we serve in Asia on a direct revenue sharing model with a foreign operator, the operator would be required to submit to various United States regulatory procedures.  We are not subject to this requirement as we have surrendered all our gaming licenses in the United States.

•                  Local Knowledge:  Through our past association with Elixir Group and our own operating experience, we have an extensive database of contacts and relationships throughout the Asian region that provides us with a unique opportunity to penetrate these undeveloped markets.

Gaming Regulations and Licensing of Gaming Machine Participation

The regulatory structure in the Asian countries where we are pursuing our electronic gaming machine participation business, including the Philippines and Cambodia, is not as developed or clearly defined as the United States.  In general, all of the countries in which we currently operate require the venue owner to obtain a gaming license in order to operate the electronic gaming machines leased by us.  In general, we are not considered to be an operator of the machines because we lease the gaming machines to the venue owner, and we are not required to obtain any form of gaming license in either the Philippines or Cambodia in order to engage in our business of owning and leasing electronic gaming machines on a revenue sharing basis in such jurisdictions.  However, current gaming laws, including licensing requirements and other regulatory obligations, could change or become more stringent resulting in additional regulations being imposed upon us and our electronic gaming machine participation operations.  Any such adverse developments in the regulation of the gaming industry could be difficult to comply with and significantly increase our costs, which could cause our projects to be unsuccessful.

All of the countries in which we currently operate, including the Philippines and Cambodia, require the venue owner to obtain a gaming license in order to operate the electronic gaming machines leased by us.  We demand that all of the venue owners to whom we lease electronic gaming machines, being our customers in the Philippines and Cambodia, hold the required gaming licenses to operate their venues.

TABLE GAME PRODUCTS

Overview

For the past several years, we have developed, manufactured and sold through our distributor network products that automate the current manual processes supporting casino table games and provide additional security to the gaming industry.  During the fiscal period ended December 31, 2008, our table game products included:

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

•                  The high frequency RFID casino chip is a traditional casino chip embedded with a RFID tag that allows casinos to identify counterfeit casino chips and track table play.  The high frequency 13.56 MHz RFID casino chip is designed to provide real-time data capability, enhanced chip security, player tracking and accounting management benefits for casinos. The high frequency RFID chips enable casinos to read 1,000 chips per second and have a memory capacity of over 10,000 bits.

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

Pursuant to the Purchase and Settlement Agreement, we have sold to Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, including Deck Checker™, RandomPlus Card shuffler, ShufflePro shuffler, all related intellectual property, and certain inventory of such products and, at the same time, settled with Shuffle Master all outstanding patent infringement litigation with respect to U.S. Patent No. 6,665,684 dealing with automated shuffler technology.  The total consideration paid by Shuffle Master to us under the Purchase and Settlement Agreement is a base amount of $2.4 million, subject to an adjustment of up to $400,000 related to the inspection of the condition of the final inventory to be delivered by us, or up to $2.8 million in total.

Marketing and Distribution

During the first half of 2007, we distributed our table gaming products through direct sales and indirectly through distributors.  In February 2007, we began the discontinuation of our direct sales and focused our sales and service through third-party distributors.

On January 6, 2006, we entered into a distribution agreement with Elixir Group. The distribution agreement had an initial three-year term, with rollover provisions, and provided exclusive distribution rights for our high frequency RFID casino chips for certain Southeast Asia casino properties and non-exclusive distribution rights elsewhere in Asia. In October 2006 and February 2007, the distribution agreement was expanded to encompass our entire line of table game products.  We also extended Elixir Group’s exclusive distribution rights to include all of Asia, Australia and New Zealand. This distribution agreement, however, was subsequently terminated with effect on February 1, 2009.

In June 2007, we entered into a distribution agreement with Suzo Happ Group, pursuant to which Suzo Happ Group serves as the exclusive distributor of our table game products in North, Central and South America, Europe, South Africa and the Russian Federation.  In order to pave the way for the sale of our portfolio of automated card verification machines and electronic card shuffling systems to Shuffle Master under the Purchase and Settlement Agreement mentioned above, this distribution agreement was subsequently terminated with effect on March 13, 2009. Pursuant to the termination arrangement with Suzo Happ and indeed, under the terms of the original distribution agreement, we shall purchase back the unsold inventory of our products from Suzo Happ and to reimburse it for the costs incurred by it in relation to the certification of our products, upon termination of the distribution agreement.

Since pursuant to the Purchase and Settlement Agreement, we have undertaken to Shuffle Master for a period of seven years after closing of the Purchase and Settlement Agreement, not to engage or participate, directly or indirectly, in the manufacturing and selling of automated card verification machines and electronic card shuffling systems, we believe the termination of the distribution agreements with Elixir Group and Suzo Happ will not have any material adverse effect on our overall business.

Customer Service

In December 2007, we completed the transfer of responsibility for sales and service of our table games products to Suzo Happ Group, our exclusive distributor of table games products in North and South America, Europe and South Africa.  Pursuant to that arrangement, Suzo Happ would enter into service contracts directly with the purchasers of the table game products.  Following the termination of the distribution agreement with Suzo Happ Group on March 13, 2009, it is agreed that Suzo Happ shall continue to provide repair service to our products sold via them until the expiration or termination date of the currently existing service contracts.

Competition

The gaming industry is extremely competitive.  We compete with many established gaming companies, almost all of which are substantially larger in the table games segment, have more substantial histories, backgrounds, experience and records of successful operations, greater technical, marketing and other resources, more employees and more extensive facilities than we have or will have in the foreseeable future.  During the fiscal period ended December 31, 2008, our most significant competitors in the table game products segment were Shuffle Master and Gaming Partners International Corporation.

Gaming Regulations and Licensing

In connection with the negotiation and development of the Product Participation Agreement with Elixir Group, we decided to focus our primary business operations on the ownership and leasing of electronic gaming machines in Asia.  In order to most efficiently accomplish our goals and objectives with respect to the Asian electronic gaming machine market, we decided to surrender our gaming licenses in the United States. This process was completed in early 2008.

In most jurisdictions, our table game products fall within the general classification of “associated equipment”, which is defined as equipment that is not classified as a “gaming device,” but which has an integral relationship to the conduct of licensed gaming.  Regulatory authorities in some jurisdictions have discretion to require manufacturers and/or distributors to meet licensing or suitability requirements prior to or concurrently with the use of associated equipment.  Additionally, in most jurisdictions, the regulatory authorities must approve associated equipment after testing in an appropriate testing lab (either state run or independent) in advance of its use at licensed locations.  During fiscal 2008, in those jurisdictions in the U.S. that allow the sale of our approved table game products through a licensed distributor, we sold through Suzo Happ Group, our then exclusive distributor for North and South America, Europe and South Africa. The distribution agreement with Suzo Happ Group was subsequently terminated on March 13, 2009 as explained above. In other jurisdictions where sales through a distributor are not allowed, including New Jersey, Mississippi, Indiana and Washington, our products are not available.  In the Asian markets, our products were distributed by Elixir Group, pursuant to the terms of the January 2006 distribution agreement as amended in 2007. This distribution agreement was subsequently terminated with effect on February 1, 2009.

Product Development, Manufacturing and Assembly

As part of our cost cutting measures and focus on our core participation business, on December 31, 2008, we scaled down the facility for the manufacture and assembly of our table game products in Xiaolan, China.  This facility focused on enhancements to our shuffler and deck checker product lines.  As a result of the sale to Shuffle Master of our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventory of such products pursuant to the Purchase and Settlement Agreement as set out above, we intend to close down the China facility during the second quarter of 2009.

Suppliers

During fiscal 2008, most components for our Shufflers and DeckChecker products were sourced in China. Shuffler and DeckChecker assembly was conducted in China and final units were shipped to our Macau warehouse for distribution to the North American, Asian, Australian and European markets. As a result of our recent sale of our portfolio of automated card verification machines and electronic card shuffling systems and all related intellectual property to Shuffle Master, it is expected that the related sourcing of materials and the assembly and production of such products will be discontinued. The manufacture of RFID casino chips is performed at Dolphin, our subsidiary in Australia, which specializes in plastic injection molding. Dolphin has licensed certain RFID technology from Magellan Technology Pty Ltd in Sydney, Australia, the owner of the intellectual property for RFID technology. Dolphin has sourced their RFID tags from Progressive Gaming International Corporation in the past. Since the acquisition of Progressive Gaming International Corporation’s assets by International Game Technology (“IGT”) in January 2009, it is anticipated that we will source RFID tags from IGT going forward.

NON-GAMING OPERATIONS

Dolphin specializes in tool-making, custom injection molding and clean room manufacture of high precision plastic products. We have non-gaming product lines of high-quality products for the automotive industry.  From our state of the art facility in Melbourne, Australia, we produce various automotive components including: inner remote door handles, fuel filler hinge assemblies, module brackets, steering wheel spoke covers, speaker grills, fasteners, safety products, and vehicle cosmetic components. In addition to Australia, Dolphin supplies components to auto manufacturers in several countries around the world including Argentina, Mexico, Germany, Malaysia, and Thailand.

Marketing and Distribution

We market our automotive products through automotive organizations and institutions and are a preferred supplier to General Motors Holden, Toyota, Autoliv, and Bridgestone, all of whom typically include us among the suppliers from whom they solicit bids on supply contracts.

Competition

The automotive tool-making and injection molding products businesses are highly competitive.  Our competitors include, ITW Deltar; Hook Plastics; Palm Plastics & Tooling; Hasico and Sneddon & Kingston Plastics, all of whom have greater financial resources, infrastructure and experience.

Product Development, Manufacturing and Assembly

Automotive components manufactured by our Dolphin division are used for both internal and external applications and some are safety products.  We use our experience and expertise in engineering, tool-making and process technology in partnership with leading automakers. We provide to our customers full design, development and prototyping of new products.  Simultaneous engineering and Production Part Approval Process, a process which includes 19 procedures that a supplier must adhere to and must be approved by customers, is standard for automotive components manufactured at the Dolphin subsidiary.

In addition, we occasionally engage research and development consultants to complement our skill set in specific areas of engineering activities.  We hire contract personnel on a varied basis depending upon production and installation volumes.

RESEARCH AND DEVELOPMENT

The research and development center, located in Zhuhai, China was closed down at the end of 2008. It is anticipated that moving forward, all research and development related to non-gaming operations will be performed at our facilities in Melbourne, Australia.  Our current research and development emphasis is to improve our existing product lines and we spent $968,922 in 2008 and $974,870 in 2007 on research and development activities.

INTELLECTUAL PROPERTY

We have secured and endeavor to secure, to the extent possible, exclusive rights to our table game products, primarily through federal and foreign intellectual property rights, such as patents, copyrights and trademarks. We have applied for various patents with respect to other concepts and products, including potential non-gaming applications of our technologies.

With respect to our shufflers, the United States Patent and Trademark Office (the “USPTO”) has issued ten patents, Patent Nos. 5,584,483, 5,676,372, 6,019,368, 6,293,546, 6,299,167, 6,698,756 and 6,719,288, 6,886,829, 6,959,925 and 7,066,464 in addition to two design patents, Patent Nos. D488,193 and D490,481. These patents expire on dates between April 2014 and April 2024. In addition, there are seven patent applications on file with the USPTO and nine applications pending in foreign countries. Our shufflers have also been issued two patents in Australia, one patent in Canada and one Patent Cooperation Treaty (“PCT”) patent.

The USPTO have issued two patents, Patent No. 6,629,894 and 6,726,205 related to the DeckChecker.  These patents are valid until August 2020.  In addition, we currently hold patents on the DeckChecker in Australia, China, Europe and South Africa, together with one application pending in Canada and one PCT application to file.

As part of the transaction regarding the sale to Shuffle Master of our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventory of such products, all of the aforesaid shuffler and DeckChecker patents have been sold to Shuffle Master pursuant to the Purchase and Settlement Agreement.

There is currently one ChipWasher patent application on file with the USPTO and five applications pending in foreign jurisdictions.

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

For those intellectual property applications, claims and rights that do not form part of the subject matter of the transaction under the Purchase and Settlement Agreement with Shuffle Master and continue to be held by us, there can be no assurance that any of the claims contained in our pending United States or foreign patent or trademark applications will be issued, that any of these rights will not be infringed by others or that already issued patents or trademark registrations will not be invalidated or canceled. Third parties could infringe on our rights or successfully duplicate our products without infringing on our legal rights.

Many elements incorporated in our proprietary products are in the public domain or otherwise not amenable to legal protection and the steps taken by us will not, in and of themselves, preclude competition with our proprietary products.

EMPLOYEES

As of March 23, 2009, we had approximately 17 full time employees in Hong Kong, 6 full-time employees in the United States, 34 full-time employees in the Philippines, 57 full-time employee in Cambodia and 88 full-time employees in Australia. None of our United States, Hong Kong, Philippines, or Cambodia employees are represented by a labor union, and we consider our relationships with our employees to be satisfactory.

AVAILABLE INFORMATION

Our website is located at www.elixirgaming.com.  The information on or accessible through our website is not part of this annual report on Form 10-K.  A copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and their ages, titles and biographies as of March 23, 2009 are set forth below.

Name	Age	Position
Clarence (Yuk Man) Chung	46	Chairman of the Board, President and Chief Executive Officer
Joe Pisano	51	Executive Vice President
Andy (Kin Ming) Tsui	39	Vice President, Finance

Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full-time employee. There are no family relationships between any of our executive officers or directors.

Clarence (Yuk Man) Chung joined our board in October 2007 and has served as chief executive officer since October 2008. Mr. Chung has been an executive director of Melco International Development Ltd since May 2006 and as its chief operating officer since July 2006. Mr. Chung joined Melco in December 2003 and assumed the role of the chief financial officer. Prior to joining Melco, he had been a director and the chief financial officer of Megavillage Group, a vice-president at Lazard Asia managing an Asian buy-out fund, and a vice-president at Pacific Century Regional Development Limited, a Singapore listed company with businesses in infrastructure, financial services and technology. Mr. Chung holds a Master of Business Administration degree from Kellogg School of Management of Northwestern University and is a qualified accountant in the United Kingdom and Hong Kong.

Joe Pisano joined our board of directors in September 2007 and has served as senior vice president since September 2007 and executive vice president since February 2008. Mr. Pisano served as general manager of gaming for Elixir Group from August 2006 to September 2007. From March 2002 to July 2006, Mr. Pisano served as business development manager-Asia Pacific for IGT (Australia) Pty Ltd, a wholly-owned subsidiary of International Game Technology (NYSE:IGT), a designer, developer and manufacturer of microprocessor based gaming products. Mr. Pisano has a Masters degree in Business and Technology from the University of New South Wales in Australia.

Andy (Kin Ming) Tsui has served as vice president of finance since July 2008. Prior to joining our company, Mr. Tsui had been the regional finance controller-Asia for Minteq International Inc., a wholly owned subsidiary of Minerals Technologies Inc. (NYSE: MTX) based in Shanghai since June 2005. From March 2003 to May 2005, Mr. Tsui served as manager of financial analysis at the corporate office of

Minteq International Inc. in New York. Mr. Tsui holds a Master of Business Administration degree from Baruch College, City University of New York and is a certified public accountant in the United States.

ITEM 1A.                                            RISK FACTORS

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include those set out below.

We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the years ended December 31, 2008 and 2007, we have incurred net losses of $26,955,196 and $234,598,580, respectively, and our operations have used $30,096,613 and $11,601,905 of cash, respectively. As of December 31, 2008, we had an accumulated deficit of $354,511,609. We expect to continue to experience negative cash flows from operations until such time as we are able to substantially increase revenues and control expenses to levels that will allow us to operate on a positive cash flow basis. While management will endeavor to generate positive cash flows from our placement of electronic gaming machines in Asia, there can be no assurance that we will be successful in generating positive cash flows from operations.

The termination of the Product Participation Agreement with Elixir Group represents a material change in our business model, and that business model has not been proven by us. On November 6, 2008, we terminated the Product Participation Agreement with Elixir Group and consequently Elixir Group ceased to have rights to identify suitable gaming venues on our behalf and to supply us with electronic gaming machines and related equipment. We believe we have developed the operational experience and have established the market presences and key relationships necessary to assume all of Elixir Group’s previous responsibilities to identify and develop new gaming venues and to acquire and install the gaming machines, casino management systems and other gaming peripherals directly from the manufacturers on competitive terms.  However, no assurance can be made that we will be successfully fulfilling these functions on our own.

Our revenues from our gaming machine participation operations are difficult to predict and may vary from our projections because the business model is new and the venues are not operated by us.  Our primary focus now is on the ownership and leasing of gaming machines on a revenue sharing basis across certain countries in Asia.  We focus on targeting venue owners in underserved gaming markets who have little or no gaming operations or experience.  Since we participate on a revenue sharing basis with these venue owners, our revenue generated from the revenue sharing arrangements will be dependent to a significant degree on the efforts and capabilities of the venue owners.  Our revenues and results of operations from our gaming machine participation may be difficult to predict and may vary depending on the ability of the venue owners to manage the gaming operations of their venues.  Accordingly, there can be no guarantee that the venue owners will be able to manage the gaming operations successfully or that the gaming venues operated by them will perform at levels consistent with our financial projections and underlying forecasts and assumptions. Further, we have very limited past business relationships with the venue operators and assume that the venue operators are reputable. In the event that any of the venue operators are not reputable this would expose us to the risk of being unable to collect the revenue to which we are entitled under the revenue share arrangements and protect our gaming machine assets.

We will require additional funding in the future to continue to operate our business.   As of December 31, 2008 we had working capital of approximately $7.6 million.  Since December 31, 2008, our working capital has been negatively effected by continuing losses from operations and positively effected by our sale of our card shuffler and Deckchecker products line for $2.4 million of cash, with a possible additional $400,000 based on a final inventory evaluation.  We believe we have sufficient cash on hand to fulfill all current obligations as they become due.  Based on our internal revenue projections, existing contemplated machine placement rollout plans, our inventory of electronic gaming machines, and strategic relationships with third-party manufacturers, we believe we have the needed capital to fund our operations over the next 12 months. However, if our revenue projections fail to meet our existing internal projections, we are required to procure additional gaming machines for projects not currently contemplated, and/or we are unable to come to agreeable terms with strategic third parties that we anticipate will provide us access to electronic gaming machines on attractive terms, we would need to raise capital within the next 12 months.  We will endeavor to raise additional funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing, whether through Elixir Group or other parties with a bias toward debt financing over equity raisings. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results can occur:

•                  the percentage ownership of our existing stockholders will be reduced;

•                  our stockholders may experience additional dilution in net book value per share; and/or

•                  the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

We rely on third party distributors or agents in all our markets and our limited sales experience in foreign countries could cause us to lose sales. All sales of our products are achieved through third party distributors or agents, including but not limited to the sale of our automotive products through automotive organizations and institutions. We believe such distributors and agents that we have engaged are experienced and reputable, however, if we are unable to manage these relationships, our ability to generate revenue and profits may be adversely affected.

Our growth into markets outside the United States exposes us to risks inherent in international business operations. We intend to market our gaming machine participation business and sell our remaining line (excluding the portfolio of automated card verification machines and electronic card shuffling systems which we have sold to Shuffle Master pursuant to the Purchase and Settlement Agreement) of table game products outside the United States. We intend to focus our sales efforts in Asia, but our international expansion efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

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

•                  foreign currency fluctuations;

•                  laws favoring local competitors;

•                  weaker legal protections of contract terms, enforce recoveries of receivables and intellectual property rights and mechanisms for enforcing those rights;

•                  market disruptions created by public health crises in regions outside the U.S., such as Avian flu, SARS and other diseases;

•                  difficulties in staffing and managing foreign operations, including challenges presented by relationships with workers’ councils and labor unions; and

•                  changing regional economic, political and regulatory conditions.

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

It is possible that our products, excluding our gaming machine participation business, will be the subject of future patent litigation if the products are sold and installed in the United States and, if commenced, could subject us to continuing litigation costs and risks. To the extent that we introduce new products that incorporate the same or similar technology, it is likely that a competitor will bring one or more claims against us seeking damages, injunctive or other equitable relief, or both. We cannot predict the outcome of any present or future litigation that may occur.

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

Our common stock may be delisted from the NYSE Amex and if this occurs you may have difficulty converting your investment into cash efficiently.  The NYSE Amex (formerly known as the American Stock Exchange) has established certain standards for the delisting of a security from the NYSE Amex.  The standards for delisting from the stock market include, among other things, common stock selling for a substantial period of time at a low price per share, if the issuer fails to effect a reverse split of such shares within a reasonable time after being notified that the stock exchange deems such action to be appropriate.  Our common stock has continuously traded below $1.00 since August 2008. While we have not received any communication to date from the NYSE Amex concerning the selling price of our common shares, there can be no assurance that the NYSE Amex will take action to delist our common stock from the exchange due to the low selling price of the shares.  If that were to occur, we would consider effecting a reverse split of our common stock in order to raise our share price to a level satisfactory to the NYSE Amex.  However, reverse splits of thinly traded shares have, at times, resulted in declining share price after a proportional adjustment in shares price to give effect to the split.  If our common stock were to be excluded from NYSE Amex, or if we elected to conduct a reverse split in order to maintain the listing, the price of our common stock and the ability of holders to sell such stock could be materially adversely affected.

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

The global recession has negatively impacted the demand for automobiles, which in turn could make it difficult to collect on accounts receivables from our Dolphin subsidiary customers.  For the years ended December 31, 2008 and 2007, we have incurred net account receivables of $535,983 and $1,180,915 respectively, from the automotive segment of our Dolphin subsidiary. Due to the global recession and subsequent reduced demand for automobiles, many auto manufacturers, which include some of our Dolphin subsidiary’s customers, are experiencing financial and operating difficulties.  These difficulties could impact our customers’ ability to pay us and our ability to collect on receivables due from these customers.

We have identified material weaknesses in our internal control over financial reporting and cannot assure you that additional material weakness will not be identified in the future.  Our failure to implement and maintain effective internal control over financial reporting could result in material misstatement in our financial statements.  In connection with management’s assessment of the effectiveness of our internal control over financial reporting for the period covered by this report, management has identified four material weaknesses in our internal control over financial reporting and concluded as of December 31, 2008, our internal control over financial reporting was not effective.  Despite our efforts to ensure the integrity of our financial reporting process, we cannot assure you that additional material weakness of significant deficiencies in our internal control over financial reporting will not be identified in the future.  See “Item 9A(T) – Controls and Procedures”.

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                                                     PROPERTIES

Prior to March 2008, our US office was located at 1120 Town Center Drive, Suite 260, Las Vegas, Nevada, which consisted of approximately 7,000 square feet of office facilities. In March 2008, we moved our U.S. office address to 6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada, which consists of approximately 2,600 square feet of office facilities used for accounting and administration.  The lease requires monthly payments of approximately $7,200 and expires in March 2010.

In early December 2008, as part of the cost-cutting measures, we relocated all our staff in Macau to our Hong Kong office, and as a result, we ceased to have a representative office in Macau since then.  Meanwhile, after the expiration of our current lease of Hong Kong office in May 2009, we intend to re-allocate to a smaller office and to attempt to contain the monthly rental to an amount not exceeding $8,000.

Apart from the US office, we also lease the following offices throughout Asia and in Australia:

Location/Activities	Expiration Date of Lease	Monthly Lease Payment (USD)	Area (sq. ft.)
Hong Kong; Administrative office	May 2009	15,500	3,500
Melbourne, Australia; Manufacturing and Administrative offices	December 2013	17,000	32,000
Melbourne, Australia; Warehouse facilities	January 2014	16,000	32,000
Philippines; Administrative office	April 2012	5,200	5,100
Philippines; Warehouse facilities	March 2009	2,900	5,800
Cambodia; Administrative office	April 2013	4,000	9,500
Cambodia; Warehouse facilities	September 2010	3,800	2,600
Guangdong, China; Manufacturing facilities	April 2009	7,000	50,000

ITEM 3.                                                     LEGAL PROCEEDINGS

On October 5, 2004, Shuffle Master filed a patent infringement action against us in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL) claiming that the use, importation and offering for sale of our PokerOne shuffler infringed Shuffle Master’s United States Patent, No. 6,655,684. We responded by denying Shuffle Master’s claim of patent infringement. On February 1, 2008, the District Court granted our motion for summary judgment on all patent infringement claims.  On February 29, 2008, Shuffle Master filed a notice of appeal of the February 1, 2008 court ruling.  On February 15, 2008, we delivered a demand to Shuffle Master for $3.0 million in damages for the wrongful injunction they obtained in 2004.  We also filed a motion in District Court to recover our attorney fees in the litigation.  Shuffle Master initially filed an appeal from the District Court ruling, but subsequently withdrew their appeal.

While originally the case would have gone back to the District Court to resolve our claims for damages and attorney fees, on March 16, 2009, we entered into a Purchase and Settlement Agreement with Shuffle Master (the “Purchase and Settlement Agreement”) pursuant to which we have sold to Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, including but not limited to, the trademarks of Random Plus™, ShufflePro™ and Deck Checker™, and certain inventory of such products. In addition, we and Shuffle Master have settled all outstanding patent infringement litigation with respect to U.S. Patent No. 6,665,684 dealing with automated shuffler technology.  The total consideration paid by Shuffle Master to us under the Purchase and Settlement Agreement is a base amount of $2.4 million, subject to an adjustment of up to $400,000 related to the inspection of the condition of the final inventory to be delivered by us, or up to $2.8 million in total.

On October 5, 2007, William Purton and two entities under his control (“Purton”) filed suit in the Supreme Court of Victoria, Australia for claims totaling approximately $1,203,500 he alleges to be owed under the July 2006 share sale agreement pursuant to which we purchased Dolphin Advanced Technologies, Pty Ltd. from Purton.  We filed a defense and counterclaim against Purton alleging that Purton owes us in excess of $1,000,000 pursuant to certain breaches of his representations, warranties and covenants in the share sale agreement. The matter is proceeding toward trial and we currently intend to vigorously defend our position and prosecute our counterclaim.

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

•                  Adopting the Elixir Gaming Technologies, Inc. 2008 Stock Incentive Plan; and

•                  Ratifying the appointment of Ernst & Young, as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

All of the persons nominated to serve on our board of directors, namely Clarence Chung, Gordon Yuen, Joe Pisano, Lorna Patajo-Kapunan, Major General Paul A. Harvey, Vincent L. DiVito, John W. Crawford, Samuel Tsang, Ted Chan, Anthony Tyen and Daniel Sham, were elected to our board of directors for terms of one year each.

	For	Withheld	Abstained
Clarence (Yuk Man) Chung	85,821,918	6,380,943	—
Gordon Yuen (1)	77,165,444	15,037,417	—
Joe Pisano	77,112,944	15,089,917	—
Vincent DiVito	87,328,526	4,874,335	—
Paul Harvey	87,330,626	4,872,235	—
Lorna Patajo-Kapunan	87,208,612	4,994,249	—
John Crawford	87,345,640	4,857,221	—
Samuel (Yuen Wai) Tsang	85,817,215	6,385,646	—
Ted (Ying Tat) Chan	85,702,501	6,500,360	—
Anthony (Kanhee) Tyen	87,343,340	4,859,521	—
Daniel (Sui Leung) Sham	87,338,840	4,864,021	—

(1)   Gordon Yuen resigned as a director as well as the president and chief executive officer of the Company on October 1, 2008.

Our shareholders approved to adopt the 2008 Stock Incentive Plan.

Shares voted for	52,119,182
Shares against	19,060,052
Shares abstaining	273,530

Our shareholders approved the ratification of Ernst & Young as our independent registered public accounting firm.

Shares voted for	91,692,310
Shares against	199,042
Shares abstaining	311,509

There were no broker non-votes cast on any of the above matters.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the NYSE Amex (formerly known as the American Stock Exchange) under the symbol “EGT.”

The following table sets forth the high and low closing sale prices of our common stock, as reported by the NYSE Amex, for each quarter during the past two fiscal years:

2008	Low	High
Fourth Quarter	$0.03	$0.36
Third Quarter	$0.25	$1.22
Second Quarter	$1.15	$2.23
First Quarter	$1.71	$4.74

2007	Low	High
Fourth Quarter	$3.41	$5.78
Third Quarter	$2.60	$4.37
Second Quarter	$2.63	$4.05
First Quarter	$1.87	$2.90

Holders of Record

As of March 23, 2009, we had outstanding 114,956,667 shares of common stock, held by approximately 244 shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Equity Compensation Plan Information

In September 2008, our shareholders approved the adoption of our 2008 Stock Incentive Plan. We previously had two other stock options plans, our Amended and Restated 1999 Stock Option Plan and our Amended and Restated 1999 Directors’ Stock Option Plan, both of which expired in January 2009.  However, all options previously granted under our expired stock option plans remain outstanding.  Pursuant to the aforementioned plans, as of December 31, 2008, there were options outstanding to purchase 15,246,267 shares of our common stock with a weighted average exercise price per share of $2.28 and options available for future issuance to purchase 5,000,000 shares of our common stock. In September 2007, our stockholders approved the issuance of options to purchase five million shares of our common stock pursuant to the initial closing of the transactions under the Product Participation Agreement to certain employees and non-employees. Each option had an exercise price of $2.90 per share and will vest over a three-year period and have a five-year term.

The following table sets forth certain information as of December 31, 2008 about our stock plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Notes Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (A))
Equity compensation plans approved by security holders	15,246,267	$2.28	5,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	15,246,267	$2.28	5,000,000

The first column reflects outstanding stock options to purchase (i) 10,201,667 shares of common stock pursuant to our Amended and Restated 1999 Stock Option Plan, (ii) 144,600 shares of common stock pursuant to our Amended and Restated 1999 Directors’ Stock Option Plan, (iii) 4,900,000 shares of common stock pursuant to the options approved our stockholders in September 2007 and (iv) nil shares of common stock pursuant to our 2008 Stock Incentive Plan.

The third column reflects 5,000,000 shares remaining for issuance under our 2008 Stock Incentive Plan.

ITEM 6.              SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the fiscal years ended December 31, 2008 and 2007 included elsewhere in this report.

Our operations currently consist of three segments:

•                  Gaming machine participation, which focuses on our ownership of electronic gaming machines placed in resorts, hotels, and other venues across certain countries in Asia placed on a revenue sharing basis;

•                  Table game products, which focuses on the design, manufacture and distribution of table game products, including traditional and RFID casino chips, and chip washers; and

•                  Non-gaming products, which focuses on the design, manufacture and sale of component parts primarily for the automotive industry.

During the 2008 year, we focused on the growth of our gaming machine participation operations, which are the leasing of electronic gaming machines placed with venue owners on a revenue share basis across certain countries in Asia.  Revenue from our electronic gaming machine participation operations comprised twenty eight percent (28%) of our total revenues for the year ended December 31, 2008.

Our Dolphin business, which is located in Melbourne, Australia, engages in the design, manufacture and distribution of traditional and RFID casino chips and component parts primarily for the automotive industry.  Revenue from our Dolphin non-gaming operations was approximately fifty seven percent (57%) of our total revenue in fiscal 2008.

For fiscal year 2008, revenue from our table game products comprised fifteen percent (15%) of our total revenue.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2008 AND 2007

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our three segments:  gaming machine participation, table game products and non-gaming products.

			Increase/(Decrease)
			from 2007 to 2008
	2008	2007	Dollar Amount	% Amount
Total:
Revenues	$12,309,881	$12,240,563	$69,318	1%
Gross loss	$(5,053,559)	$(486,849)	$(4,566,710)	938%
Gross margin percentage	(41)%	(4)%	(37)%	925%
Operating loss	$(27,767,209)	$(234,648,661)	$206,881,453	(88)%
Net loss	$(26,955,196)	$(234,598,580)	$207,643,384	(89)%

Basic and diluted loss per share	$(0.23)	$(4.55)	$(4.31)	(95)%

Gaming machine participation:
Revenues	$3,433,096	$389,596	$3,043,500	781%
Gross loss	$(5,638,343)	$(288,129)	$(5,350,214)	1,857%
Gross margin percentage	(164)%	(74)%	(93)%	126%

In-service units	977	320	657	205%

Table game products:
Revenues	$1,805,174	$5,206,076	$(3,400,902)	(65)%
Gross loss	$(327,535)	$(181,406)	$(146,128)	81%
Gross margin percentage	(18)%	(3)%	(15)%	(500)%

Units sold:
Shufflers	334	177	157	89%
DeckCheckers	1	98	(97)	(99)%
ChipWashers	2	4	(2)	(50)%
RFID Chips	144,400	1,005,502	(861,102)	(86)%

Non-gaming products:
Revenues	$7,071,611	$6,644,891	$426,720	6%
Gross profit/(loss)	$912,319	$(17,314)	$929,632	N/A
Gross margin percentage	13%	—%	218%	N/A

Overview

Total revenues increased slightly and the gross loss increased in fiscal 2008 over the prior year primarily due to the increase in gaming machine depreciation. Participation revenue was increased by

$3,043,500, reflecting the significant growth in the number of gaming machines in operation.  However, table game product sales decreased as a result of the slowdown in new property openings in Macau.

We incurred a net loss of $26,955,196 and $0.23 per share in fiscal 2008 as a result of higher operating expenses including depreciation of gaming machines and corporate overhead costs. In addition, the operating loss and loss per share in fiscal 2008 were negatively impacted by non-recurring transactions, most of which resulted in non-cash charges, as follows:

•                  $1.4 million of impairment to prepaid commissions.

•                  Restructuring charges of $666,125 due to staff reductions and closure of the research and development center located in Zhuhai, China and administrative office in the U.S.

Gaming Machine Participation

In September 2007, we began our electronic gaming machine participation operations in Asia as part of our primary focus on placing gaming machines on a revenue sharing basis. Revenue from our gaming machine participation operations during fiscal year 2008 was $3,433,096 compared to revenues of $389,596 for fiscal 2007.  The increase in revenue was primarily the result of a full year operations in fiscal 2008 compared to four months of start-up operations in fiscal 2007.  Our gross loss from gaming machine participation operations for fiscal 2008 was $5,638,343 compared to a gross loss of $288,129 for fiscal 2007.  Our costs of goods sold for fiscal 2008 included $8,292,582 of depreciation of electronic gaming machines and after giving no effect to depreciation expenses we had a gross income of $2,654,239 for fiscal 2008.

As of December 31, 2008 we had a total number of gaming machines of 2,075 of which 1098 machines were held in inventory and 977 machines were in operation and generating revenue in five venues in the Philippines and three venues in Cambodia. The term “gaming machines” refers to gaming machine “seats” as multi-player gaming machines have more than one seat.

On December 2, 2008, Cambodia’s Prime Minister issued a directive which requires slot machine operators in the country to obtain licenses issued by the Ministry of Economy and Finance and to operate only in hotels certified by the Ministry of Tourism.  According to the directive, existing slot machine operators have six months to comply.  In addition, the directive seeks strict compliance with the foreigners-only rule that permits only foreigners or Cambodians with foreign passports to gamble in the country.

On February 24, 2009, Cambodia’s Prime Minister called for the closure of the country’s sole bookmaker, Cambo Six and said the government would not renew its license upon expiration in 2011.  Subsequent to this action, all but two of the approximately 70 slot clubs in Cambodia’s Phnom Penh area were either temporarily or permanently closed. Our partner NagaWorld, which operates under an exclusive casino license in the Phnom Penh area, is one of the two gambling venues that remain open.

As of March 23, 2009, we have one venue in Cambodia. Our sole venue in operation in Cambodia is Premier Club at NagaWorld, which has an exclusive casino license within a 200 kilometer radius of the capital city of Phnom Penh. As at the date of this filing, we currently have approximately 200 machines in operation at NagaWorld.  As of March 23, 2009, we had 1,033 machines in operation and generating revenue in five venues in the Philippines and one venue in Cambodia, and we held 1,142 machines in inventory.

We anticipate additional machine placements in 2009 through the addition of machines in existing high-performing venues and through the rollout of new contracts in the Philippines and the Indo-China region.  However, in the event gaming machine performance at a contracted venues does not meet our expectations, we may choose to withdraw all or a portion of our gaming machines from that venue for future redeployment in new or existing venues with better performance.

Table Game Products

Table game products revenue decreased primarily as a result of decreases in shuffler revenue and chip revenue.  Deck Checker revenue decreased by approximately $1,026,000 to $149,000 for the year ended December 31, 2008 compared to $1,175,000 in the prior year.  The decrease in Deck Checker revenue is a result of the slow down of new casino openings in Macau and the decrease in chip revenue of $1,686,000 from $2,266,000 in fiscal 2007 to $580,000 in fiscal 2008 is due to the same reason.

In fiscal 2008, table game product sales were approximately $1,805,000, compared to sales of $5,206,000 in fiscal 2007.  Our gross loss on table game products increased in fiscal 2008 over the prior year mainly due to the decrease in sales volume.

Non-Gaming Products

Non-gaming products revenue, which consists of automotive tooling and parts, increased in fiscal 2008 over fiscal 2007 primarily due to a strong demand for automotive parts during the first half of 2008.

Gross margins improved significantly due to improvements in production efficiencies, reduced production headcount and strong sales volume in 2008.  In 2006, we converted our production line for a new long-term automotive contract incurring costs of $1.8 million.  Barring any unforeseen circumstances and regardless of the recent downturn in the global car industry, we remain confident in our non-gaming business, in particular, due to a recent increase in our orders trends as a result of some of our competitors having closed down.

Operating Expenses

The following is a schedule showing expenses on a consolidated basis:

			Increase/(Decrease)
			from 2007 to 2008
	2008	2007	Dollar Amount	% Amount
Selling, general and administrative (including stock-based compensation expense)	$17,875,704	$18,139,530	$(263,826)	(1)%
Impairment of assets	2,118,660	40,458,972	(38,340,312)	(95)%
Restructuring charges	666,125	1,362,750	(696,625)	(51)%
Research and development	968,922	974,870	(5,948)	(1)%
Depreciation and amortization	1,084,239	1,002,607	81,632	8%
Contract acquisition cost	—	170,857,000	(170,857,000)	(100)%
Loss on extinguishment of debt	—	1,366,083	(1,366,083)	(100)%
Total	$22,713,650	$234,161,812	$(211,448,162)	(90)%

Selling, General and Administrative Expenses

During fiscal 2008, selling, general and administrative expenses decreased by $0.3 million.   Stock-based compensation expenses decreased by $3.3 million to $2.6 million compared to $5.9 million in the prior year due to accelerated vesting of outstanding options triggered by the change of control which occurred in September 2007 and 5,000,000 options granted to executive management and to affiliates of Elixir Group.  Salaries and wages increased by $1.6 million in 2008 over the prior year primarily due to an increase in the number of senior management executives. The remaining increase of $2.4 million was due to an increase in expenses relating to investor relations, travel, insurance, rent, bad debt, taxes and other related office expenses. This had been partially offset by a decrease in legal fees of $1.0 million as a result of heavy litigation costs with Shuffle Master in 2007.

Impairment of Goodwill, Intangibles and Other Long-Lived Assets

Intangible assets consist of patents, customer relationships, trademarks and goodwill. They are recorded at cost and are amortized, except goodwill, on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 10 to 13 years. The straight-line amortization method is utilized because we believe there is not a more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

We measure and test goodwill and intangible assets for impairment in accordance with Statement of Financial Accounting Standards SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), at least annually on December 31 or more often if there are indications of impairment.

Long-lived assets and definite-life intangible assets are reviewed for impairment quarterly or whenever events or circumstances indicate that the carrying amounts of assets may not be recoverable in accordance with SFAS No. 144.  We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expect the assets to generate. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future which, in turn, could result in an impairment of long-lived assets.

At the end of 2008, we assessed the potential impairment of intangible assets subject to amortization based upon the factors identified above in accordance with SFAS No. 144.  Management believes that there is no indication of impairment losses on long-lived assets since Dolphin has generated positive cash flows in 2008 and there are no significant events that cause a decrease in asset value.  While management foresees a downturn in the local automotive sector in the first part of 2009, Dolphin has been awarded a major contract for RFID chips with a new casino opening in April 2009.  This will boost cash flows in the first part of 2009.  We also expect that the local automotive market will slowly recover in the second part of 2009.

The following table summarizes the impairment of goodwill and intangible assets:

			Increase/(Decrease)
			from 2007 to 2008
	2008	2007	Dollar Amount	% Amount
Goodwill	$—	$10,576,526	$(10,576,526)	(100)%
Customer relationships	—	2,535,898	(2,535,898)	(100)%
Trademarks	—	45,000	(45,000)	(100)%
Patents	695,743	—	695,743	100%
Total	$695,743	$13,157,424	$(12,461,681)	(95)%

Restructuring Charge

In accordance with SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities, on September 10, 2007, as part of the initial closing of the transactions under the Participation Agreement with Elixir Group, we announced a change in executive management.  As part of the restructuring, in October 2007 we gave termination notices to all service technicians, inventory management personnel, some regulatory compliance personnel and some administrative staff.  All these costs were paid after December 31, 2007.  Restructuring charges have been included in operating costs and expenses in the consolidated statement of operations.  During 2008, we incurred a restructuring charge of $666,125 for severance wages and benefits based upon contractual and other agreements with employees which only includes charges for termination benefits measured at the estimated fair value at the termination date.  It does not include charges for services yet to be rendered.  The headcount reduction in 2008 was approximately 8% of total workforce.

Research and Development Expenses

Research and development expenses decreased as a result of reduced expenses in 2008 related to the development of ShufflePro and Chip Washer products.  As a result of our sale to Shuffle Master of our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventory of such products pursuant to the Purchase and Settlement Agreement as set out above, it is anticipated that our future research and development will be focused on non-gaming product enhancements.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased as a result of 2008 being the first full year of operations of the gaming business. We owned over $48 million of gaming machines and related systems as of December 31, 2008, most which were subject to depreciation and amortization, respectively, during the year.

Other Income/(Expenses)

	2008	2007	2008 vs. 2007

Interest expense and finance fees	$(737,028)	$(2,066,361)	$1,329,333	(64)%
Interest income	706,552	323,312	383,240	119%
Acquisition costs	—	(195,431)	195,431	(100)%
Gain on dispositions of assets	89,324	—	89,324	100%
Foreign currency gains	252,568	714,094	(461,526)	(65)%
Patent sale	—	500,000	(500,000)	(100)%
Other	291,275	21,342	269,933	1,265%
Total other income/(expenses)	$602,691	$(703,044)	$1,305,735	(186)%

Income Tax Provision

	2008	2007	2008 vs. 2007
Interest tax benefit	$209,322	$753,125	$(543,803)	(72)%

The effective tax rate in 2008 was 0.8% which was significantly lower than the federal statutory rate due primarily to the valuation allowance against the Company’s deferred tax assets (see Note 16).

Interest Expense and Finance Fees

The decrease in interest expense and finance fees was due to the lower average principal balance on notes payable and the lower interest rate on notes payable in fiscal 2008 versus fiscal 2007. The long-term debt of $11.0 million accruing interest at 13% was paid off in November 2007.  We signed a note agreement of $15.0 million with Elixir International accruing 8% interest in April 2008. The interest rate was subsequently reduced to 5% in November 2008.

Interest Income

Interest income increased as a result of the increase in our cash and cash equivalents held in overnight money market accounts.  We received large funding from the private placement of common stock in the fourth quarter of 2007 and the average cash position was high at the start of 2008 and only depleted over the year.  The average cash holdings per month were higher in 2008 than in 2007.

Foreign Currency Transactions

Gains as a result of foreign currency transactions occurred primarily as a result of U.S. dollar denominated payables in the Philippine subsidiary, which commenced operations in fiscal 2007 and whose functional currency is the Philippine peso.

FINANCIAL CONDITION

Liquidity and Capital Resources

At December 31, 2008, we had total cash and cash equivalents of $14.5 million and a working capital balance of $7.6 million.  Subsequent to December 31, 2008, our working capital has been negatively effected by purchases of gaming machines and losses from operations; however our working capital has also been positively effected by the sale of our Deckchecker and card shuffler assets for $2.4 million of cash, with a possible additional $400,000 based on a final inventory evaluation.

During the twelve-month period ended December 31, 2008, we incurred negative cash flow from operations of approximately $30.1 million.  Our current gaming machine inventory level is approximately 1,100 gaming machines, which we will seek to re-deploy into new projects and existing sites. We intend to purchase a limited number of gaming machines during 2009 to augment our existing inventory of machines and enhance game floor mix to better optimize performance at anticipated new and existing venues.  With limited exceptions, we believe we will be able to purchase second-hand machines at significantly discounted prices.  We will also purchase casino management systems during 2009 for placement in previously purchased or new gaming machines depending upon our business plan’s execution. Based on our existing growth plans, we anticipate capital expenditures will be limited to approximately $3.0 million in 2009.

Based on:

•                  our extensive costs cutting measures, which involve, amongst others initiatives, the closing down of our China factory and Macau office and significant reductions in traveling and entertainment expenses, which once fully implemented in the third quarter of 2009 should result in annualized cash selling, general and administrative cost savings of approximately 30% compared to 2008 levels;

•                  the receipt of the sale proceeds from the sale of our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventories of such products to Shuffle Master, Inc. in March 2009; and

•                  our assumption that we will be successful in our endeavors to ramp up the revenue base by focusing our placement of gaming machines in better performing venues and plans to provide value-added services, such as promotion and marketing advisory services, to certain venues with a view to improving net win per machine, we believe our available working capital, along with cash expected to be generated from operations, will allow us to meet our working capital needs for the next 12 months.

However, if we were to undertake any major new projects in addition to those in our current growth plans, or if we fail to realize our working capital assumptions, we may require additional funding in 2009, in which case we will look into the options for raising additional funds through various financing sources, including the sale of debt or equity securities and the procurement of commercial debt financing and vendor financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility and any equity financing will be dilutive to our present stockholders.

In addition to the cost cutting initiatives referred to directly above, during 2008 we undertook the follow steps to reduce and restructure our balance sheet liabilities and payables:

•                  In November 2008, we returned 715 gaming machines to Elixir International at their net book value as of September 30, 2008, in return for Elixir International’s reduction of approximately $13.9 million in trade payables owed by us.

•                  In April 21, 2008, we entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International.  Upon entering into the Facility Agreement, we immediately issued the first promissory note pursuant to the terms of the Facility Agreement in the principal amount of $15.0 million (the “Initial Advance”).  The Initial Advance extinguished a then existing current trade payable of an equivalent amount to Elixir International in respect to gaming machines previously acquired.  In November 2008, we agreed with Elixir International to amend the Facility agreement to allow us to repay the then current principal amount of the Initial Advance of $12.1 million, plus any accrued interest thereon, in 24 equal monthly installments commencing January 1, 2009 and to reduce the fixed interest rate on the Initial Advance to five percent (5.0%) from eight percent (8.0%) per annum.  This results in our making equal monthly payments of principal and accrued interest to Elixir International in the amount of $529,490 with the first payment in January 2009.  We currently do not expect to obtain any further amount of credit with Elixir International under the Facility Agreement.

Cash Flow Summaries

	2008	2007	Increase/(Decrease) from 2007 to 2008
Cash provided by/(used in):
Operations	$(30,096,613)	$(11,601,905)	$(18,494,708)
Investing	(19,999,590)	(10,313,674)	(9,685,916)
Financing	(3,440,858)	89,868,511	(93,309,369)
Effect of exchange rate changes on cash	(245,326)	—	(245,326)
Net change	$(53,782,387)	$67,952,932	$(121,735,319)

Operations

Cash used in operations increased as a result of the increase in our net loss (after giving affect to non-cash charges) including one-time payments for the restructuring and prepayments on insurance and leased office deposits.

Investing

Cash used in investing activities increased as a result of the purchase of electronic gaming machines via Elixir Group and other suppliers.  Electronic gaming machines and property, plant and equipment in the net amount of $20.1 million, net of return of approximately $13.9 million, were purchased in the fiscal year 2008.

Financing

Cash provided by financing activities decreased as a result of a private placement of our common shares with institutional investors in the fourth quarter of fiscal 2007.  In October 2007, we completed a transaction whereby we sold 15 million shares of newly issued common stock to institutional investors at a price of $3.50 per share, generating net proceeds to the Company, after issuance costs, of $49.8 million.  In December 2007, Elixir Group entered into a private transaction with institutional investors whereby Elixir Group sold 16,000,000 warrants to purchase our common shares with an exercise price of $2.65 per share for $0.86 per warrant.  As a condition of the sale, the warrants were immediately exercised at the closing and the Company received $40.7 million in net proceeds.

Financial Condition

	2008	2007	Increase/(Decrease) from 2007 to 2008
Total assets	$76,413,722	$123,594,217	$(47,180,495)	(38)%
Total liabilities	18,930,387	39,306,284	(20,375,897)	(52)%
Total stockholders’ equity	$57,483,335	$84,287,933	$(26,804,598)	(32)%

Changes from 2007 to 2008 are due to the following:

•                  Total assets and liabilities decreased as a result of the sale and return of 715 electronic gaming machines to Elixir International, who agreed to extinguish a then current trade payable of approximately $13.9 million of ours to Elixir International as consideration for the transaction.

•                  Stockholders’ equity decreased primarily as a result of operating losses incurred during the 2008 year.

Contractual Cash Obligations and Off Balance Sheet Arrangements

Our contractual cash obligations under debt agreements, capital leases and operating leases including interest payments, for the next five years as of December 31, 2008 are as follows:

		Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Debt agreements	$12,098,509	$5,913,421	$6,185,088	$—	$—
Capital leases	737,795	269,371	258,553	209,871	—
Operating leases	3,476,512	939,777	1,468,305	1,049,897	18,533
Interest expense	796,405	527,844	250,520	18,041	—
Total	$17,109,221	$7,650,413	$8,162,466	$1,277,809	$18,533

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

We consider the following accounting estimates to be the most critical to fully understanding and evaluating our reported financial results. They require us to make subjective or complex judgments about matters that are inherently uncertain or variable. Senior management has discussed the development, selection and disclosure of the following accounting estimates, considered most sensitive to changes from external factors, with the audit committee of our board of directors.

Intangible Assets, including Goodwill

Intangible assets consist of patents, customer relationships, trademarks and goodwill. Intangible assets, other than goodwill, are recorded at cost and are amortized on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 10 to 13 years. The straight-line amortization method is utilized because we believe there is not a more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby goodwill is no longer amortized but is subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, customer relationships and trademarks will continue to be amortized over their useful lives.

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

Inventory

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. Our inventories totaled $1.1 million and $1.7 million at December 31, 2008 and 2007, respectively, after giving effect to inventory provisions.  We recorded a provision of approximately $0.4 million for obsolete inventory for the year ended December 31, 2008.

Consignment Inventory

At December 31, 2008, we had consignment inventory of service supplies and parts of $235,318, net of a provision for obsolescence of $372,698.  Revenue is not recognized, and the title to the inventory remains with us, until ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the products or sales to third-party customers.

Gaming Equipment and Systems

Gaming equipment and systems are stated at cost.  We depreciate electronic gaming machines and systems over a five-year useful life to a minimal salvage value, once placed in service.

Property and Equipment

We are also required to estimate salvage values and useful lives for our property and equipment, including electronic gaming machines.  Trends in market demand and technological obsolescence may require us to record impairment charges.  No impairments to property and equipment were recorded in 2008 and 2007.

Revenue Recognition

We recognize revenue when all of the following have been satisfied:

•                  persuasive evidence of an arrangement exists;

•                  the price to the customer is fixed and determinable;

•                  delivery has occurred and any acceptance terms have been fulfilled;

•                  no significant contractual obligations remain; and

•                  collection is reasonably assured.

Gaming Machine Participation Revenue

We earn recurring revenue by providing customers with fully operational gaming floors consisting of electronic gaming machines and casino management systems.  Revenues are recognized on the contractual terms of the participation agreements between us and the venue owners and are based on our share of net winnings, net of any promotional and marketing expense which are contractually agreed to be shared with venue owners.

Gaming and Non-Gaming Product Sales

We recognize revenue from the sale of our products to end users based on shipments against customer contracts or purchase orders. Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms.  We completed our transition to outsourcing all future sales to third-party distributors during the fourth quarter 2007 and, thereafter, no longer record rentals on our table game products.

We recognize revenue from our sales to independent distributors based on shipments against distributor contracts or purchase orders.  We recognize revenue on consignment inventory when ownership of the product and title passes to the distributor which occurs when the distributor uses the product in its service organization or sells to an end user.

The maintenance components that are part of long-term sales contracts are recorded as deferred revenue and amortized over the remaining lives of the sales agreements after the initial 90-day warranty as required by the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We provide for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for our products, we provide for maintenance contracts that are billed and recognized on a monthly basis. As noted above, future sales will be through our third-party distributors and we will no longer directly offer long-term sales contracts or service to customers.  Therefore, as of December 31, 2008, we have no remaining obligations to perform maintenance on gaming and non-gaming products sold to end users.

Stock-Based Compensation

The Company adopted SFAS No. 123R, Share-Based Payment, to account for all its stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. Under the fair value recognition provisions of SFAS No. 123R, for stock-based compensation accrued to employees and non employee directors, the Company recognizes stock-based compensation expense for all service-based awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award. Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on a straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. Stock-based compensation expense totaled $2.6 million and $5.9 million for the years ended December 31, 2008 and 2007, respectively, and is included in selling, general and administrative expense in the consolidated statements of operations.

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

In accordance with SFAS No. 144, this asset was tested for recoverability using present value techniques based on estimated future cash flows and, as a result, contract acquisition fees of $77.8 million were reflected in the statement of operations for the year ended December 31, 2007.

Immediately following the initial closing of the transactions under the Participation Agreement, Elixir Group became a related party and, in accordance with SFAS No. 13, initial direct costs between related parties should not be capitalized.  As a result, on the achievement of the future performance milestones by Elixir Group, the remaining shares of common stock to be issued and future vesting of warrants were required to be expensed as incurred.  Accordingly, an additional $93.1 million of contract acquisition fees were reflected in the consolidated statement of operations for the year ended December 31, 2007.

Income Taxes

We are subject to income taxes in the U.S. (including federal and state) and several foreign jurisdictions in which we operate. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent it is believed deferred tax assets are not more likely than not to be realized in the future. Many factors are considered when assessing the likelihood of future realizations of deferred tax assets, including recent cumulative earnings experience and expectations of future taxable income by the appropriate taxing jurisdiction, the carry-forward periods available for tax reporting purposes, and other relevant factors.

Significant judgment is required in evaluating tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Effective January 1, 2007, we adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement.  Many factors are considered when evaluating and estimating tax positions and tax benefits which may require periodic adjustments and which may not accurately anticipate actual outcomes.

We are subject to income tax examination by tax authorities in jurisdictions in which we operate. There are currently no income tax returns under examination by the Internal Revenue Service or any other major tax authorities.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”) which replaced SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date falling in the first annual period following December 15, 2008 and early adoption is not permitted. This accounting standard will be adopted as of January 1, 2009 and management is currently evaluating the impact this will have on future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. This statement established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary where appropriate.  The standard also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changed the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the non-controlling interests. The statement also established reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and those of the non-controlling owners. This statement became effective for fiscal years beginning on or after December 15, 2008. There is no material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 was meant to be effective to the Company on January 1, 2008. In February 2008, however, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, that deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities.  The Company has adopted SFAS No. 157 with respect to its financial assets and liabilities only and the adoption of this statement did not have a material impact on the Company’s financial position and results of operations. We are currently evaluating the impact, if any, of adopting fair value measurement for non-financial assets and non-financial liabilities on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value options have been elected are to be reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to adopt the SFAS 159 fair value option.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Elixir Gaming Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Elixir Gaming Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ERNST & YOUNG

Hong Kong SAR

March 30, 2009

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

/s/ERNST & YOUNG LLP

Las Vegas, Nevada

March 31, 2008

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,504,433	$68,286,820
Accounts receivable, trade, net of allowance for uncollectibles of $923,603 in 2008 and $176,666 in 2007	1,336,261	1,689,909
Due from a related party	531,109	—
Other receivables	78,082	298,940
Inventories	1,096,046	1,686,670
Prepaid expenses and other current assets	1,299,487	855,738
Total current assets	18,845,418	72,818,077

Accounts receivable, trade, net of current portion	—	60,421
Gaming equipment and systems, net of accumulated depreciation of $7,081,817 in 2008 and $569,926 in 2007	48,351,545	39,193,962
Property and equipment, net of accumulated depreciation of $2,917,153 in 2008 and $3,039,933 in 2007	3,724,467	3,934,532
Intangible assets, net of accumulated amortization of $2,356,271 in 2008 and $1,689,096 in 2007	4,123,403	5,486,321
Goodwill	84,210	84,210
Prepaid commissions	—	1,398,800
Deposits and other assets	1,284,679	617,894
Total assets	$76,413,722	$123,594,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$806,538	$1,798,459
Amount due to a related party	27,672	29,601,448
Accrued expenses	2,712,758	5,248,458
Short-term debt	29,372	31,893
Notes payable to a related party, current portion	5,884,049	—
Capital lease obligations, current portion	269,371	480,663
Customer deposits	1,525,569	197,019
Total current liabilities	11,255,329	37,357,940

Notes payable to a related party, net of current portion	6,185,088	—
Capital lease obligations, net of current portion	468,424	916,444
Other liabilities	525,986	99,966
Deferred tax liability	495,560	931,934
Total liabilities	18,930,387	39,306,284

Stockholders’ equity:
Common stock, $.001 par value, 300,000,000 shares authorized; 114,956,671 and 114,914,934 shares issued and outstanding	114,958	114,916
Additional paid-in-capital	413,987,828	411,323,072
Accumulated other comprehensive income	(2,107,842)	406,358
Accumulated deficit	(354,511,609)	(327,556,413)
Total stockholders’ equity	57,483,335	84,287,933
Total liabilities and stockholders’ equity	$76,413,722	$123,594,217

The notes to consolidated financial statements are an integral part of these consolidated statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007
Revenues:
Table game products
Related party	$536,421	$758,888
Third party	1,268,753	4,447,188
	1,805,174	5,206,076
Gaming machine participation	3,433,096	389,596
Non-gaming products	7,071,611	6,644,891
	12,309,881	12,240,563

Operating costs and expenses:
Cost of table game products
Related party	482,367	241,813
Third party	1,650,342	5,145,669
	2,132,709	5,387,482
Cost of gaming machine participation	9,071,439	677,725
Cost of non-gaming products	6,159,292	6,662,205
Selling, general and administrative	17,875,704	18,139,530
Research and development	968,922	974,870
Depreciation and amortization	1,084,239	1,002,607
Impairment of goodwill, intangibles and other assets	2,118,660	40,458,972
Contract acquisition fees	—	170,857,000
Restructuring charges	666,125	1,362,750
Loss on extinguishment of debt	—	1,366,083
	40,077,090	246,889,224

Loss from operations	(27,767,209)	(234,648,661)

Other income/(expenses):
Interest expense and finance fees	(737,028)	(2,066,361)
Interest income	706,552	323,312
Acquisition costs	—	(195,431)
Gain on dispositions of assets	89,324	—
Foreign currency gains	252,568	714,094
Others	291,275	521,342
	602,691	(703,044)
Net loss before income tax benefit	(27,164,518)	(235,351,705)

Income tax benefit	209,322	753,125

Net loss for the year	$(26,955,196)	$(234,598,580)

Basic and diluted loss per share	$(0.23)	$(4.55)

The notes to consolidated financial statements are an integral part of these consolidated statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2008 and 2007

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive
	Shares	Dollars	Capital	Stock	Income	Deficit	Total
Balance at January 1, 2007	30,015,099	$30,016	$97,872,787	$(846,820)	$—	$(92,957,833)	$4,098,150
Exercise of employee options	2,050,944	2,051	3,833,242	—	—	—	3,835,293
Exercise of warrants	21,243,343	21,244	50,264,116	—	—	—	50,285,360
Stock issued for conversion of debt	1,652,048	1,652	4,870,516	—	—	—	4,872,168
Stock issued for services	153,500	153	472,627	—	—	—	472,780
Exchange of treasury warrants for stock	—	—	(842,340)	846,820	—	—	4,480
Stock issued pursuant to participation agreement	40,000,000	40,000	130,810,000	—	—	—	130,850,000
Vesting of warrants pursuant to participation agreement (22 million)	—	—	40,007,000	—	—	—	40,007,000
Warrants issued as prepaid sales incentive	—	—	28,837,200	—	—	—	28,837,200
Stock-based compensation	—	—	5,349,930	—	—	—	5,349,930
Vesting of warrants	—	—	94,235	—	—	—	94,235
Sale of stock	15,000,000	15,000	49,758,559	—	—	—	49,773,559
Warrants exchanged for common stock	4,800,000	4,800	(4,800)	—	—	—	—
Foreign currency translations	—	—	—	—	406,358	—	406,358
Net loss	—	—	—	—	—	(234,598,580)	(234,598,580)

Balance at December 31, 2007	114,914,934	$114,916	$411,323,072	$—	$406,358	$(327,556,413)	$84,287,933

Exercise of employee options	41,737	42	70,760	—	—	—	70,802
Stock-based compensation	—	—	2,593,996	—	—	—	2,593,996
Unrealized actuarial loss	—	—	—	—	(8,995)	—	(8,995)
Foreign currency translations	—	—	—	—	(2,505,205)	—	(2,505,205)
Net loss	—	—	—	—	—	(26,955,196)	(26,955,196)

Balance at December 31, 2008	114,956,671	$114,958	$413,987,828	$—	$(2,107,842)	$(354,511,609)	$57,483,335

The notes to consolidated financial statements are an integral part of these consolidated statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31
	2008	2007
Cash flows used in operating activities:
Net loss	$(26,955,196)	$(234,598,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill and intangibles	695,743	13,157,424
Impairment of prepaid sales commissions	1,368,829	27,301,548
Impairment of fixed assets	54,088	—
Loss on extinguishment of debt	—	1,366,083
Contract acquisition fees	—	170,857,000
Income tax benefit	(209,322)	(753,125)
Foreign currency gains	(252,554)	(714,094)
Depreciation of EGM’s, property and equipment	9,087,606	1,148,497
Amortization of intangible assets	667,175	869,342
Amortization of debt discount	—	973,689
Amortization of prepaid sales commissions	29,971	136,852
Stock-based compensation	2,593,995	5,916,945
Provision for obsolete inventory	447,894	1,577,383
Provision for bad debt expenses	887,650	129,493
Provision for value-added tax input	(345,058)	—
(Gain)/loss on disposal of assets	(89,324)	33,954
Changes in operating assets and liabilities:
Accounts receivable	(71,893)	126,593
Inventories	863	162,447
Prepaid expenses and other current assets	(431,662)	(809,367)
Deposits and other assets	(726,969)	(64,608)
Accounts payable	(804,690)	196,509
Amount due to related parties	(15,079,627)	—
Accrued expenses and other current liabilities	(964,132)	1,384,110
Net cash used in operating activities	(30,096,613)	(11,601,905)

Cash flows used in investing activities:
Acquisition of property and equipment	(20,149,999)	(10,319,288)
Proceeds from the disposition of property and equipment	150,409	5,614
Net cash used in investing activities	(19,999,590)	(10,313,674)

Cash flows provided by financing activities:
Proceeds from sale of stock and warrants and exercise of options	70,803	101,432,693
Proceeds from stock subscription payable	—	2,650,000
Repayment of notes payable and capital lease obligations	(3,511,661)	(14,214,182)
Net cash (used in)/provided by financing activities	(3,440,858)	89,868,511

Effect of exchange rate changes on cash	(245,326)	—
(Decrease)/increase in cash and cash equivalents	(53,782,387)	67,952,932
Cash and cash equivalents at beginning of year	68,286,820	333,888
Cash and cash equivalents at end of year	$14,504,433	$68,286,820

Supplemental cash flow information:
Cash paid for interest	$461,181	$1,362,681
Cash paid for taxes	$6,144	$701,527
Non-cash investing and financing activities:
Loans converted to common stock	$—	$4,872,168
Electronic gaming machines purchased from related party payables	$—	$29,601,448
Electronic gaming machines returned to related party as reversal of payables	$(13,915,499)	$—

The notes to consolidated financial statements are an integral part of these consolidated statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The principal business activities of Elixir Gaming Technologies, Inc. and its subsidiaries is the owning and leasing of electronic gaming machines placed in resorts, hotels, and other venues across certain countries in Asia and the developing and distributing of products related to the gaming and automotive industries. These products include RFID casino chips and component parts for the automotive industry.

Basis of Presentation

These consolidated financial statements are prepared pursuant to generally accepted accounting principles in the United States. Certain previously reported amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

These consolidated financial statements include the accounts of Elixir Gaming Technologies, Inc. and all its subsidiaries.

Use of Estimates

The Company is required to make estimates, judgments and assumptions that it believes are reasonable based on its historical experience, contract terms, observance of known trends in the Company and the industry as a whole, and information available from other outside sources.  These estimates affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.  On a regular basis, the Company evaluates its estimates, including those related to revenue recognition, product returns, long-lived assets, inventory obsolescence, stock-based compensation, income taxes, bad debts, warranty obligations, long-term contracts, contingencies and litigation.  Actual results may differ from those estimates.

Cash and Cash Equivalents

All highly liquid instruments with original maturities of three months or less are considered cash equivalents.  The Company places its cash and temporary investments with financial institutions.  At December 31, 2008, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by $14.3 million.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at face value less any allowances for doubtful accounts.  Allowances for doubtful accounts are maintained at levels determined by the Company’s management to adequately provide for uncollectible amounts.  In determining the estimated uncollected amounts, the Company evaluates a combination of factors, including, but not limited to, activity in the related market, financial condition of customers, specific customer collection experience and history of write-offs and collections.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Cost elements included in work-in-process and finished goods include raw materials, direct labor, and manufacturing overheads.  The Company reviews inventory quantities regularly and records charges for excess and obsolete products.  Inventory provisions of $447,894 and $1,577,383 were recorded in cost of table game products in the consolidated statement of operations for the years ended December 31, 2008 and 2007, respectively.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows  that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. The Company recorded no impairment charges for long-lived assets for 2008.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid value-added taxes in foreign countries, sales tax in dispute, restricted cash for treasury operations and deposits related to gaming machine orders. The Company has restricted deposits in the amount of $100,000 at December 31, 2008 and 2007, in the form of a certificate of deposit as security on a lease.  This certificate of deposit has been recorded in deposits and other assets in the consolidated balance sheets.  The restriction will be removed in February 2012 upon termination of the lease.  The Company also has restricted deposits in the aggregate amount of $310,557 at December 31, 2008, which are restricted for use in treasury management in Cambodia venue.   The amount is recorded in deposits and other assets in the consolidated balance sheets.  This restricted cash has been released in February 2009 due to closure of certain Cambodia venues.

Consignment Inventory

At December 31, 2008, the Company had consignment inventory of service supplies and parts of $235,318 (2007: $65,908), net of a provision for obsolescence of $372,698.  Revenue is not recognized, and the title to the inventory remains with the Company, until ownership of the product and title passes to the distributor, which occurs upon the distributor’s use of the products or sales to third-party customers.

Gaming Equipment and Systems

Gaming equipment is stated at cost.  The Company depreciates gaming equipment and systems over a five-year useful life once placed in service. Depreciation of gaming equipment of $8,292,582 and $569,926 were included in cost of gaming machine participation in the consolidated statements of operations for the years ended December 31, 2008 and 2007, respectively.

Property and Equipment

Property and equipment and equipment rented to customers are stated at cost (Note 7). Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be 3 to 5 years, which, in the case of leasehold improvements, is limited to the life of the lease and renewal period so long as renewal is intended. Depreciation of rental and manufacturing equipment of $795,024 and $445,304 are included the respective cost of operations (gaming products or non-gaming products) in the consolidated statements of operations for the years ended December 31, 2008 and 2007, respectively.

Goodwill and Intangible Assets

Goodwill primarily resulted from a business combination. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  Under SFAS No. 142, goodwill is no longer amortized but is subject to periodic impairment tests.

The Company measures and tests goodwill for impairment using the two-step approach under SFAS No. 142, at least annually on December 31 or more often if there are indicators of impairment. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess.

Intangible assets consist of patents, customer relationships and trademarks. They are recorded at cost and are amortized, on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 10 to 13 years. The straight-line amortization method is utilized because the Company believes there is not a more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

The amortization expenses were $667,175 and $869,342 for the years ended December 31, 2008 and 2007, respectively.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows, and determinations of fair values. While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. If actual future cash flows fall below initial forecasts, the Company may need to record additional amortization and/or impairment charges.

Impairment expense totaled $695,743 and $13,157,424 for the years ended December 31, 2008 and 2007, respectively.

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

SFAS No. 5, Accounting for Contingencies, requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred and that the amount can be reasonably estimated. Significant management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict. For a contingency where an unfavorable outcome is reasonably possible and which is significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss.

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

The Company recognizes revenue from its sales to independent distributors upon shipment to the distributors against distributor contracts or purchase orders of our product.  The Company recognizes revenue on consignment inventory when ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the product in its service organization or to an end user.

The maintenance components that are part of long-term sales contracts are recorded as deferred revenue and are amortized over the remaining life of the sales agreement after the initial 90-day warranty as required by the Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company provides for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for its products, the Company provides for maintenance contracts that are billed and recognized on a monthly basis. As noted above, the Company’s future sales will be through its third-party distributors and it will no longer offer long-term sales contracts or service to customers.  Therefore, as of December 31, 2008, the Company had no remaining obligations to perform maintenance on gaming and non-gaming products sold to end users.

Participation Revenue

The Company earns recurring revenue by providing customers with electronic gaming machines and casino management systems which track game performance and provide statistics on installed electronic gaming machines owned by the Company and leased to venue owners. Revenues are recognized on the contractual terms of the participation agreements between the Company and the venue owners and are based on the Company’s share of net winnings.

Advertising Expense

The cost of advertising is charged to expense as incurred.  The cost of advertising was $114,009 and $26,081 for the years ended December 31, 2008 and 2007, respectively.

Stock-Based Compensation

The Company adopted SFAS No. 123R, Share-Based Payment, to account for all its stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. Under the fair value recognition provisions of SFAS No. 123R, for stock-based compensation accrued to employees and non employee directors, the Company recognizes stock-based compensation expense for all service-based awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award. Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on a straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. Stock-based compensation expense totaled $2.6 million and $5.9 million for the years ended December 31, 2008 and 2007, respectively, and is included in selling, general and administrative expense in the consolidated statements of operations.  See Note 13 for additional information regarding these assumptions.

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

In 2007, the Company tested this asset for recoverability using present value techniques based on estimated future cash flows and, accordingly, recorded a charge to contract acquisition fees of $77.8 million in the statement of operations for the year ended December 31, 2007.

Immediately following the initial closing of the transactions under the Participation Agreement, Elixir Group became a related party and, in accordance with SFAS No. 13, Accounting for Leases, initial direct costs between related parties should not be capitalized.  Accordingly, upon the achievement of the future performance milestones by Elixir Group, the remaining shares of common stock to be issued and future vesting of warrants were expensed as incurred. Elixir Group achieved the second performance milestone in September 2007 and, accordingly, the Company recorded additional contract acquisition fees expense of $93.1 million.

No contract acquisition fees were incurred for the year ended December 31, 2008.

Research and Development

Research and development costs are charged to expense as incurred.  Employee related costs associated with product development are included in research and development costs. The Company incurred $968,922 and $974,870 for the years ended December 31, 2008 and 2007, respectively.

Income Taxes

The Company is subject to income taxes in the U.S. (including federal and state) and several foreign jurisdictions in which it operates. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent the Company believes deferred tax assets are not more likely than not to be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors.

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes, Interpretation of FASB Statement No. 109 (“FIN 48”), which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

The Company is subject to income tax examination by tax authorities in jurisdictions in which it operates. There are currently no income tax returns under examination by the Internal Revenue Service or any other major tax authorities.

Loss Per Share

Basic loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the year. There is no difference in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

Foreign Currency Translations and Transactions

The functional currency of the Company’s international subsidiaries is generally the local currency.  For these subsidiaries, the Company translates the assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year.  Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income within stockholders’ equity.  Gains and losses resulting from transactions in non-functional currencies are recorded in operations.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company will adopt this statement as of January 1, 2009. Management is currently evaluating the impact SFAS No. 141(R) will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51. This statement establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the non-controlling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the non-controlling owners. This statement is effective for fiscal years beginning on or after December 15, 2008. Based on the management’s assessment, there is no material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, that deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities. The Company has adopted SFAS No. 157 with respect to its financial assets and liabilities only and the adoption of this statement did not have a material impact on the Company’s financial position and results of operations.  We are currently evaluation the impact, if any, of adopting fair value measurement for non-financial assets and non-financial liabilities on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value options have been elected are to be reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has elected not to adopt the SFAS 159 fair value option.

2.             SEGMENTS

The Company currently operates in three operating segments: (i) table game products operations, (ii) gaming machine participation operations and (iii) non-gaming products operations, consisting primarily of the Dolphin automotive sector. The accounting policies of these segments are consistent with the Company’s policies for the consolidated financial statements. The following table presents financial information for each of the Company’s operating segments.

	Year Ended December 31
	2008	2007
Revenues:
Table game product operations	$1,805,174	$5,206,076
Gaming machine participation operations	3,433,096	389,596
Non-gaming product operations	7,071,611	6,644,891
Total revenues	$12,309,881	$12,240,563

Operating profit/(loss):
Table game product operations	$(327,534)	$(13,338,831)
Gaming machine participation operations	(5,638,343)	(288,129)
Non-gaming product operations	912,318	(17,314)
Corporate and other operating costs and expenses	(22,713,650)	(221,004,387)
Total operating loss	$(27,767,209)	$(234,648,661)

Identifiable assets:
Table game product operations	$5,981,913	$8,388,949
Gaming machine participation operations	54,923,865	40,811,398
Non-gaming product operations	4,873,469	3,634,420
Corporate	10,634,475	70,759,450
Total identifiable assets	$76,413,722	$123,594,217

Goodwill:
Table game product operations	$84,210	$84,210
Gaming machine participation operations	—	—
Non-gaming product operations	—	—
Corporate	—	—
Total goodwill	$84,210	$84,210

Capital expenditures:
Table game product operations	$21,347	$250,488
Gaming machine participation operations(1)	32,713,772	39,023,178
Non-gaming product operations	42,030	256,402
Corporate	1,288,348	390,668
Total capital expenditures	$34,065,497	$39,920,736

Depreciation and amortization:
Table game product operations	$732,969	$944,390
Gaming machine participation operations	8,292,582	569,926
Non-gaming product operations	270,327	272,906
Corporate	458,903	230,617
Total depreciation and amortization(2)	$9,754,781	$2,017,839

(1) Includes $12.0 million of gaming machines in note payables.

(2) Includes $8,536,111 and $569,926 for the years ended December 31, 2008 and 2007, respectively, which was reported in the respective cost of operations on the consolidated statements of operations (see Note 1).

Geographic segment revenues for the years ended December 31, 2008 and 2008 are as follows:

	Year Ended December 31
	2008	2007
Asia	$3,438,184	$3,374,161
United States	1,191,300	1,858,242
Australia	7,680,397	6,808,038
Europe	—	143,012
Other	—	57,110
	$12,309,881	$12,240,563

Within the non-gaming products segment, during the year ended December 31, 2008, one customer represented 39% of total non-gaming product sales.

Long-lived assets and goodwill identified by geographic segments are as follows:

	Year Ended December 31
	2008	2007
Asia	$49,498,721	$39,459,415
United States	4,838,470	4,669,128
Australia	1,946,434	4,570,482
	$56,283,625	$48,699,025

3.             INVENTORIES

Inventories at December 31, 2008 and 2007 consist of the following:

	Year Ended December 31
	2008	2007
Raw materials	$1,309,765	$1,453,110
Work-in-progress	202,837	147,238
Finished goods	1,278,123	1,260,478
	2,790,725	2,860,826
Less: allowances & other reserves	(1,694,679)	(1,174,156)
	$1,096,046	$1,686,670

During the years ended December 31, 2008 and 2007, the Company recorded provisions for obsolete inventory of $447,894 and $1,577,382, respectively.

4.             PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2008 and 2007 consist of the following:

	December 31
	2008	2007
Prepaid taxes	$276,042	$701,527
Prepaid service and licensing agreements	—	71,879
Prepayment of suppliers	172,500	26,860
Deposits on gaming machine orders	740,209	—
Other	110,736	55,472
	$1,299,487	$855,738

5.             RECEIVABLES

Receivables at December 31, 2008 and 2007 consist of the following:

	December 31
	2008	2007
Trade accounts	$2,259,864	$1,926,996
Less: allowance for doubtful accounts	(923,603)	(176,666)
Net	$1,336,261	$1,750,330
Current portion	1,336,261	1,689,909
Non-current portion	$—	$60,421

Other receivables at December 31, 2008 and 2007 consist of the following:

	December 31
	2008	2007
Contract sales and notes receivables	$20,713	$171,209
Other	57,369	127,731
Total	$78,082	$298,940

Changes in the allowance for doubtful accounts consist of the following:

	2008	2007
Balance at January 1	$176,666	$267,154
Provision for bad debts	887,650	129,493
Write-offs	(140,713)	(219,981)
Balance at December 31	$923,603	$176,666

Bad debts expenses for the year ended December 31, 2008 and 2007 were $887,650 and $129,493 respectively, which were recorded in selling, general and administrative expenses in the consolidated statement of operations.

6.             GAMING EQUIPMENT AND SYSTEMS

The major categories of gaming equipment and systems and accumulated depreciation are presented below:

	Useful Life	December 31
	(years)	2008	2007
Gaming equipment	5	$49,282,197	$36,809,750
Systems	5	6,151,165	2,954,138
		55,433,362	39,763,888
Less: accumulated depreciation		(7,081,817)	(569,926)
		$48,351,545	$39,193,962

Depreciation expenses for the years ended December 31, 2008 and 2007 were $8,292,582 and $569,926, respectively, which were recorded in cost of gaming machine participation in the consolidated statements of operations.

7.             PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2008 and 2007:

	Useful Life	December 31
	(years)	2008	2007
Equipment rented by customers	3 - 5	$14,606	$85,011
Equipment and vehicles, furniture and fixtures	3 - 5	5,789,631	6,329,146
Leasehold improvements	5	837,383	560,308
		6,641,620	6,974,465
Less: accumulated depreciation		(2,917,153)	(3,039,933)
		$3,724,467	$3,934,532

Of the Company’s equipment rented by customers at December 31, 2008 and 2007, $14,606 and $85,011, respectively, represent assets that are held under capital leases (Note 11).

8.             GOODWILL AND INTANGIBLE ASSETS

Definite-Life Intangible Assets

All of the Company’s definite-life intangible assets are subject to amortization. Definite-life intangible assets are comprised of the following:

	Useful Life	December 31
	(years)	2008	2007
Definite-life intangible assets:
Patents	10	$4,986,316	$4,986,316
Less: Impairment provision		(695,743)	—
Less: accumulated amortization		(1,666,533)	(1,147,900)

Customer relationships	10-13	1,684,101	1,684,101
Less: accumulated amortization		(588,292)	(478,712)

Trademarks	10-13	505,000	505,000
Less: accumulated amortization		(101,446)	(62,484)
Total		$4,123,403	$5,486,321

The Company amortizes definite-life intangible assets, such as customer relationships, patents and trademarks on the straight-line method over their estimated useful lives.  The Company assessed the potential impairment of intangible assets subject to amortization. Amortization expense for definite-life intangible assets was $667,175 and $869,342 for the years ended December 31, 2008 and 2007, respectively.  Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

2009	$589,058
2010	589,058
2011	589,058
2012	589,058
2013	589,058
Thereafter	1,178,113
Total	$4,123,403

Impairment of Intangible Assets and Goodwill

In accordance with SFAS No. 142 and SFAS No. 144, the Company reviews goodwill and intangible assets for impairment on an annual basis (December 31) or more frequently if events or circumstances indicate that the carrying values may not be recoverable.

In 2007, following an in-depth review of its Dolphin operations, the Company recorded an impairment to goodwill of $10.6 million, which was recorded in its 2007 consolidated statement of operations.  After giving effect to the impairment, the Company’s goodwill as of December 31, 2007 was $84,210. There is no impairment charge recorded for the 2008 year.

In 2007, the Company determined that the carrying value of the Dolphin customer relationships and trademarks for the non-gaming products segment would be recoverable, but not recoverable for the gaming products segment, based upon the Company’s calculation of the assets’ fair value based on the discounted projected net cash flows expected to result from those assets, including any eventual disposition.  Accordingly, the Company recorded impairments to customer relationships and trademarks of the gaming products segment of $2,535,898 for the year ended December 31, 2007.

The Company is gradually phasing out its gaming product manufacturing operations in China. During the fourth quarter of 2008, the Company recorded an impairment charge to the patent for automated shuffler technology of $695,743, based upon the Company’s calculation of the assets’ fair value based on the discounted projected net cash flows expected to result from those assets, including any eventual disposition, to reduce its carrying value to the estimated fair value at December 31, 2008. On March 16, 2009, the Company entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. to sell its portfolio of automated card verification machines and electronic card shuffling system and all related intellectual property (see Note 20).

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

In September 2007, the Company conducted the initial closing of the transactions under the Participation Agreement between it and Elixir Group.  In accordance with the Participation Agreement, the Company agreed that upon the initial placement of 1,000 electronic gaming machines with gaming operators identified by Elixir Group, the Company would reduce by $1.00 the exercise price of 10 million of the 2006 Warrants, which originally had exercise prices ranging from $2.65 per share to $5.50 per share.  When the cumulative number of electronic gaming machines under contract reached 2,000 units and the cumulative number of electronic gaming machines placed in operation reaches 1,000 units, the Company agreed to further reduce by $1.00 the exercise prices of the 10 million warrants. When the cumulative number of electronic gaming machines under contract reaches 3,000 units and the cumulative number of electronic gaming machines placed in operation reaches 2,000 units, the Company will further reduce by $1.00 the exercise prices of the 10 million 2006 Warrants. As of the date of this report, the

Company has reduced the exercise price of the 10 million 2006 Warrants by $2.00 based on the achievement of the related performance milestones.

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

The Company estimated fair value using present value techniques based on estimates of cash flows.  In accordance with SFAS No. 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  For the first half of 2008, table game revenues have not met the Company’s expectations and the future order placements indicated the remaining value of the prepaid commissions is not recoverable; as a result, the Company recorded an impairment of $1,368,829 to the asset and changed this amount to the consolidated statement of operations.

Deposits and Other Assets

Deposits and other assets at December 31, 2008 and 2007 consist of the following:

	December 31
	2008	2007
Office and equipment rental deposits	$83,613	$67,505
Sales tax in dispute (Note 18)	433,513	418,449
Restricted deposits	419,256	104,363
Prepaid value-added tax	346,213	—
Others	2,084	27,577
Total	$1,284,679	$617,894

10.          ACCRUED EXPENSES

Accrued expenses at December 31, 2008 and 2007 consist of the following:

	December 31
	2008	2007
Payroll and related costs	$724,450	$1,832,175
Interest	150,864	—
Restructuring and severance costs (Note 17)	—	1,290,837
Legal, accounting and tax	23,141	419,516
Litigation (Note 18)	1,066,190	1,318,994
Others	748,113	386,936
Total	$2,712,758	$5,248,458

Included in accrued liabilities at December 31, 2008 is $1.2 million related to potential charges in relation to a lawsuit with the former owner of Dolphin (Note 18).  See discussion of restructuring and severance costs at Note 17.

11.          NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

As of December 31, 2008 and 2007, notes payable to a related party and capital lease obligations are as follows:

	December 31
	2008	2007
Notes payable to a related party at interest of 5%	$12,069,137	$—
Short-term line of credit at an Australian bank	29,372	31,893
Capital lease obligation to an Australian bank at various interest rates and collateralized by equipment	663,400	1,051,713
Capital lease obligations for furniture, tooling and equipment	74,395	345,394
Total	$12,836,304	$1,429,000
Current portion	$6,182,792	$512,556
Non-current portion	$6,653,512	$916,444

On September 30, 2008, in accordance with the amended Trade Credit Facility Agreement, Elixir International surrendered the initial advance of $15.0 million to the Company in exchange for a new promissory note for the outstanding principal amount of $12.1 million. The outstanding principal and the interest accrued (revised from 8% to 5%) thereon shall be repaid in 24 equal monthly installments reset from January 1, 2009 (Note 15).

Scheduled maturities of notes payable, short-term debt and capital lease obligations as of December 31, 2008, are summarized as follows:

	Note Payable	Capital Leases	Other	Total
2009	$6,353,877	$327,386	$29,372	$6,710,635
2010	6,353,878	191,976	—	6,545,854
2011	—	148,307	—	148,307
2012	—	227,912	—	227,912
Future minimum lease payments	12,707,755	895,581	29,372	13,632,708
Less interest component	(638,618)	(157,786)	—	(796,404)
	12,069,137	737,795	29,372	12,836,304
Current portion	(5,884,049)	(269,371)	(29,372)	(6,182,792)
Non-current portion	$6,185,088	$468,424	$—	$6,653,512

12.          SECURITIES PURCHASE AND PRODUCT PARTICIPATION AGREEMENT

On June 12, 2007, the Company entered into the Securities Purchase and Product Participation Agreement (“Product Participation Agreement”) with Elixir Group Limited (“Elixir Group”). Pursuant to the Product Participation Agreement, the Company agreed to issue to Elixir Group its common shares and warrants to purchase its common shares, subject to Elixir Group’s identification of venues located in the general Asia region for the placement of electronic gaming machines with venue owners on the Company’s behalf.  The Company agreed to place electronic gaming machines with venue owners pursuant to lease agreements between it and the venue owners under what are commonly referred to as revenue sharing arrangements, which provide for the Company to receive variable rental payments for its electronic gaming machines as lessor.  Elixir Group also agreed to sell to the Company the electronic gaming machines to be placed under the lease agreements at its cost plus fifteen percent (15%). According to the terms of the Product Participation Agreement, Elixir Group had the right to “earn-in” an equity interest in the Company based on the achievement of various performance milestones in terms of (a) the cumulative number of electronic gaming machines contracted to be placed and leased pursuant to lease agreements entered into between the Company and the venue owners sourced and identified by

Elixir Group (the “gaming machines under contract”) and (b) the cumulative number of electronic gaming machines physically placed by the Company and in operation in the gaming premises of venue owners pursuant to the lease agreements (the “gaming machines in operation”).

On September 10, 2007, the Company conducted an initial closing of the transactions under the Participation Agreement. At the initial closing, the Company issued to Elixir Group, 25,000,000 common shares of the Company’ common stock based on Elixir Group’s placement of electronic gaming machines and warrants, with an exercise price of $2.65 per share, to purchase up to 88,000,000 additional shares of the Company’s common stock. The warrants were to vest and first become exercisable based on the achievement of certain performance milestones with respect to the number of gaming machines under contract and gaming machines in operation. On September 13, 2007, the Company issued an additional 15,000,000 shares of the Company’s common stock to Elixir Group based on Elixir Group’s placement of additional electronic gaming machines.  Elixir Group was entitled to earn a total of 55,000,000 shares of the Company’s common stock (inclusive of the 25,000,000 shares issued at the initial closing and the 15,000,000 shares issued on September 13, 2007) and the 88,000,000 warrants would vest and become exercisable subject to achieving the following performance milestones with respect to the cumulative number of gaming machines under contract and gaming machines in operation:

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

In connection with the initial closing of the transactions under the Participation Agreement, the Company entered into a registration rights agreement with Elixir Group. The registration rights agreement, as amended, required the Company to file a selling shareholder registration statement with the SEC, within 30 days following the initial closing of the transactions under the Participation Agreement, for purposes of registering the resale of the shares of the Company’s common stock issued to Elixir Group pursuant to the transaction, including all shares that are issued, or may be issued, upon exercise of the warrants. Pursuant to the registration rights agreement, as amended, the holders of the common stock are also entitled to certain demand and piggyback registration rights.  In conjunction with a Securities Amendment and Exchange Agreement (the “Exchange Agreement”) entered into with Elixir Group in October 2007, Elixir Group agreed to defer its registration rights for one year (see Note 14).

The transactions under the Participation Agreement are accounted for pursuant to EITF 96-18.  In accordance with EITF 96-18, the Company valued the initial 25,000,000 common shares and 88,000,000 unvested warrants at fair value on the measurement date which occurred when the first performance milestone was achieved.  The common shares were initially capitalized in a manner consistent with the guidance provided in SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases — An Amendment of FASB Statements No. 13, 60, and 65 and a Rescission of FASB Statement No. 17, and fair value of the warrants was deferred.  The fair value of the common shares totaled $77.8 million and the fair value of the warrants totaled $160.0 million.

In accordance with SFAS No. 144, the Company tested this asset for recoverability using present value techniques based on estimated future cash flows and, accordingly, recorded an impairment of $77.8 million of contract acquisition fees in the consolidated statement of operations for the year ended December 31, 2007.

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

Immediately following the initial closing of the transactions under the Participation Agreement, Elixir Group became a related party (see Note 16) and in accordance with SFAS No. 13, initial direct costs between related parties should not be capitalized.  Accordingly, upon the achievement of the second performance milestone by Elixir Group on September 13, 2007, the 15,000,000 shares of the Company’s common stock that were issued (valued at $53.1 million based on market price of our stock) and the vesting of the 22,000,000 warrants (valued at $40.0 million based on a Black-Scholes option-pricing model calculation (see Note 14 for valuation assumptions)) was recorded as contract acquisition fees expense in the consolidated statement of operations for the year ended December 31, 2007.

In October 2007, the Company entered into the Exchange Agreement with Elixir Group, pursuant to which the Company agreed to issue to Elixir Group up to 31.2 million shares of common stock in exchange for Elixir Group’s cancellation of up to 78 million of the 88 million warrants it received under the Participation Agreement.  At the annual meeting of shareholders held on December 17, 2007, a majority of our voting shares (excluding shares held by Elixir Group) voted to approve the Exchange Agreement.  Elixir immediately surrendered 12 million vested warrants in exchange for 4.8 million shares of our common stock.  In accordance with SFAS No. 123R, this exchange represented a modification of the original issuance of the warrants.  The Company re-valued the shares based upon the fair value at the date of modification.  The fair value of the modified award was less then the fair value of the original award immediately before the modification thus in accordance with SFAS No. 123R, no additional costs were recorded.

On November 6, 2008, the Company entered an agreement with Elixir Group to terminate the Product Participation Agreement and the amendments thereto (the “Termination Agreement”). Pursuant to the termination agreement, Elixir Group and the Company agreed to terminate, with immediate effect upon signing, the Product Participation Agreement save and except for certain provisions therein regarding board representation, which include but are not limited to, the continued presence until September 10, 2009 of at least two independent directors who have served on the board since prior to September 2007 and the close of the Product Participation Agreement. With such termination, Elixir Group ceased to have rights to identify suitable gaming venues for the Company and exclusive rights to supply electronic gaming machines and related equipment and systems for the participation business and, as a result, Elixir

Group was no longer entitled to earn an aggregate of 41.4 million additional shares of the Company. In addition, Elixir Group agreed to cancel warrants to purchase 66 million shares of common stock, representing all of the outstanding warrants issued to Elixir Group pursuant to the Product Participation Agreement, which were subject to the Exchange Agreement between the parties dated October 21, 2007.

13.          STOCK-BASED COMPENSATION

Options

The Company has two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Stock Option Plans”), through which 15,000,000 shares and 300,000 shares are authorized, respectively. As of December 31, 2007, there were options for the purchase of 3,218,369 shares of common stock issued under the two plans.

In May 2007, stock options for the purchase of 5,000,000 common stock were granted by the board of directors outside of the Stock Option Plans pursuant to the initial closing of the transactions under the Purchase and Product Participation Agreement (“Product Participation Agreement”) with Elixir Group Limited (“Elixir Group”), to certain employees and non-employees of Elixir Group and their parent Melco International Development Limited.  Each option had an exercise price of $2.90 per share and vests over a three-year period and has a five-year term.

During the twelve-month period ended December 31, 2008, stock options for the purchase of 11,073,539 shares of common stock were granted with a weighted average exercise price of $2.94 and will vest over a three-year period.  As of December 31, 2008, there were options for the purchase of 15,246,267 shares of common stock issued and outstanding under the Stock Option Plans and stock options for purchases of common stock granted under the Product Participation Agreement.

A summary of the Stock Option Plans as of December 31, 2008 and 2007, and changes during the year then ended, is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	4,807,762	$1.97	—	$11,268,452
Granted	5,585,000	$2.85	—	$8,075,345
Exercised	(2,050,944)	$1.99	—	$3,917,960
Forfeited of expired	(123,449)	$2.08	—	$388,799
Outstanding as of December 31, 2007	8,218,369	$2.56	3.92	$14,311,016
Exercisable as of December 31, 2007	3,202,369	$2.03	3.16	$7,291,976

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	8,218,369	$2.56	—	—
Granted	11,073,539	$2.94	—	$94,500
Exercised	(41,737)	$1.70	—	$52,419
Forfeited of expired	(4,003,904)	$4.68	—	—
Outstanding as of December 31, 2008	15,246,267	$2.28	5.09	$94,500
Exercisable as of December 31, 2008	5,175,499	$2.65	3.34	—

Outstanding stock options had an aggregate intrinsic value of $94,500 and exercisable stock options had no aggregate intrinsic value as of December 31, 2008 due to the fair market value of the Company’s stock as of that date.

During the year ended December 31, 2008, options with an intrinsic value of $52,419 were exercised and options that vested had no fair value due to the fair market value of the Company’s stock as of that date.

The weighted average fair value at the date of grant for options granted during 2008 and 2007 as described above was $1.02 per share in 2008 and $1.59 per share in 2007.

Recognition and Measurement

The fair value of each stock-based award to employees and non-employee directors is estimated on the measurement date which generally is the grant date while awards to non-employees are measured at the earlier of the performance commitment date or the service completion date using the Black-Scholes-Merton option-pricing model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimates. The Company estimates the expected life of the award by taking into consideration the vesting period, contractual term, historical exercise data, expected volatility, blackout periods and other relevant factors. Volatility is estimated by evaluating the Company’s historical volatility data. The risk-free interest rate on the measurement date is based on U.S. Treasury constant maturity rates for a period approximating the expected life of the award. The Company historically has not paid dividends, nor does it expect to pay dividends in the foreseeable future and, therefore, the expected dividend rate is zero.

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options and warrants granted during the years ended December 31, 2008 and 2007:

	2008		2007
Range of values:	Low	High	Low	High
Expected volatility	60.00%	214.79%	60.00%	60.00%
Expected dividends	—	—	—	—
Expected term (in years)	3.00	10.00	3.01	5.00
Risk free rate	1.45%	4.01%	3.86%	4.92%

For stock-based compensation accrued to employees and non employee directors, the Company recognizes stock-based compensation expense for all service-based awards with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.

For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period.

The Company estimates forfeitures and recognizes compensation cost only for those awards expected to vest assuming all awards would vest and reverses recognized compensation cost for forfeited awards when the awards were actually forfeited. During the second half of 2008, the Company experienced significant staff turnover including the departure of key executives, therefore, the actual forfeitures were higher than the initial estimates. Accordingly, the Company recorded a cumulative adjustment of $2.0 million to the stock compensation expense based on the actual forfeitures for the year ended December 31, 2008.

For awards with service conditions and graded vesting that were granted prior to the adoption of SFAS No. 123R, the Company estimates the requisite service period and the number of shares expected to vest, and recognizes compensation expense for each tranche on the straight-line basis over the estimated requisite service period.

At the annual shareholders meeting on September 8, 2008, a new stock option plan, the “2008 Stock Incentive Plan” (the “2008 Plan”), was voted on and became effective on January 1, 2009, which replaced two previous plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Stock Option Plans”), thereby expiring both of the Stock Option Plans on December 31, 2008.

The 2008 Plan allows for incentive awards to eligible recipients consisting of:

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

The maximum number of shares reserved for issuance under the 2008 Plan is 5,000,000, the exercise price shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, in which case the exercise price shall then be 110% of the fair market value.

Warrants

A summary of the status of the Company’s warrants outstanding at December 31, 2008 and 2007 and changes during the year then ended is presented in the following tables.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2006	5,990,000	$1.79	—	$142,505,069
Granted	105,625,000	$2.57	—	—
Exercised	(31,528,625)	$2.58	—	—
Cancelled	(325,000)	$2.00	—	—
Warrants, as of December 31, 2007	79,761,375	$2.51	4.76	$142,505,069
Exercisable as of December 31, 2007	13,761,375	$1.86	3.60	$33,605,069

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2007	79,761,375	$2.51	4.76	$142,505,069
Cancelled	(66,636,375)	$2.64	—	—
Warrants, as of December 31, 2008	13,125,000	$1.86	3.59	—
Exercisable as of December 31, 2008	13,125,000	$1.86	3.59	—

Outstanding and exercisable warrants have no aggregate intrinsic value as of December 31, 2008 and 2007 due to the fair market value of the Company’s stock as of these dates.

There were no warrants granted during 2008 and there were 16 million warrants granted to Elixir Group on January 25, 2007 and modified in September 2007 (Note 12).

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

Pursuant to the Amendment, the Company agreed with the Bricoleur Funds to (a) amend the Warrants to add net exercise provisions to the Warrants, (b) effect a net exercise of Warrants representing the right to purchase 2,275,000 shares of the Company’s common stock at a mutually agreed value of $3.50 per share for purposes of effecting such net exercise, resulting in the issuance of 975,000 shares of the Company’s common stock to the Bricoleur Funds in exchange for the cancellation of 2,275,000 Warrants, (c) waive any application of the change in control provision of the Notes with respect to the transactions under the Participation Agreement, and (d) defer the $825,000 in principal amount owed by the Company and allow the Company to pay such amount in accordance with the payment terms of the Notes as though the September 2007 equity issuance had not occurred.

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

15.          RELATED PARTY TRANSACTIONS

On September 13, 2007, the second performance milestone was achieved by Elixir Group (the principal shareholder of the Company) and 15,000,000 shares of the Company’s common stock were issued and 22,000,000 of the 88,000,000 warrants to purchase common stock vested.  As this transaction was between related parties and in accordance with SFAS No. 13, and SFAS No. 91, the fair value of the common shares and the vested portion of the warrants were recorded as expense when incurred.  Accordingly, the Company recorded $93.1 million of contract acquisition fees in the consolidated statement of operations for the year ended December 31, 2007.

During the year ended December 31, 2007, the Company purchased $39.8 million of electronic gaming machines and systems from Elixir Group, at cost plus fifteen percent (15%).  At December 31, 2007, the Company had accounts payable of $29.6 million due to Elixir Group for these purchases.  The payables had cash terms of fifty percent (50%) due upon placement and the balance 45 days thereafter with no required interest payments.  The Company recorded sales of $193,700 to Elixir Group after becoming related parties.

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

Upon entering into the Facility Agreement, the Company immediately issued the first note pursuant to the terms of the Facility Agreement in the principal amount of $15.0 million (the “Initial Advance”),  thereby extinguishing the payable of an equivalent amount to Elixir International in respect to gaming machines previously acquired.  The Company was obligated to repay the principal, plus any accrued interest thereon, of the Initial Advance in 24 equal monthly installments.  The Initial Advance was subject to demand by Elixir International for immediate payment only if there was either an event of default or a change of control as defined in the Facility Agreement.

During 2008, the Company purchased $32.6 million of electronic gaming machines, casino management systems and other peripherals from Elixir International.

On November 6, 2008, the Company entered into a Machines Disposal Agreement (the “Disposal Agreement”) with Elixir International. On the same day, the Company entered into an agreement to terminate the Securities Purchase and Product Participation Agreement and the amendments thereto (“the “Product Participation Agreement”) with Elixir Group (the “Termination Agreement”) and an Amendment of the Trade Credit Facility Agreement and Related Note with Elixir International (the “Facility Amendment Agreement”).

Pursuant to the Disposal Agreement, the Company agreed to return 715 electronic gaming machines to Elixir International, which as consideration for such sale and return, agreed to extinguish an existing current trade payable of approximately $13.9 million of the Company to Elixir International.

Pursuant to the Termination Agreement, Elixir Group and the Company agreed to terminate, with immediate effect upon signing, the Product Participation Agreement save and except for certain provisions therein regarding board representation, which includes but is not limited to, the continued presence until September 10, 2009 of at least two independent directors who served on the board since prior to the September 2007 close of the Product Participation Agreement. With such termination, Elixir Group ceased to have rights to identify suitable gaming venues for the Company and exclusive rights to supply electronic gaming machines and related equipment and systems for the Company’s participation business and, as a result, Elixir Group no longer is entitled to earn an aggregate of 41.4 million additional shares of the Company. In addition, Elixir Group agreed to cancel warrants to purchase 66 million shares of the Company’s common stock, representing all of the outstanding warrants issued to Elixir Group pursuant to the Participation Agreement.

Pursuant to the Facility Amendment Agreement, Elixir International surrendered the Initial Advance to the Company in exchange for the issuance of a new promissory note for $12.1 million (the “Outstanding Principal”), the outstanding principal at the time of the exchange, with the following new repayment terms: (a) the New Note and the interest accrued thereon shall be repaid in 24 equal monthly installments reset from January 1, 2009; (b) interest shall be accrued on the Outstanding Principal at the rate of five percent (5.0%) (instead of 8.0%) per annum starting from January 1, 2009; and no monthly repayment under the Initial Advance was required for the months of October, November and December 2008.

After the return of $13.9 million of electronic gaming machines, the Company had a receivable balance of $0.5 million and a note payable of $12.1 million as of December 31, 2008.  In addition, at December 31, 2008, the Company had deposits on orders with Elixir International totaling $348,232 for gaming machines, which were subsequently delivered in early 2009.

On June 1, 2008, the Company purchased certain office equipment, furniture and other assets from Elixir International for use at its offices in the Philippines.  The total value of such assets, which were acquired at net book value with no mark-up, was approximately $352,084. For the year ended December 31, 2008 and 2007, the Company recorded sales of table game products of $536,421 and $758,888, respectively.

During the period from January 1, 2008 until early December 2008 when we reallocated our staff in Macau to our Hong Kong office, we shared our office premises in both Hong Kong and Macau with Elixir Group Limited and Elixir International Limited respectively.  Since the leases of such office premises were entered into by the respective Elixir Group companies, we paid our share of rentals and management fees in proportion to the areas that we actually occupied to Elixir Group companies without any mark up. The total amount of such rentals and management fees paid by us to Elixir Group companies for the year ended December 31, 2008 was $205,553 and for the year ended December 31, 2007 was nil.

Significant revenues, purchases and expenses arising from transactions with related parties for each of the year ended December 31, 2008 are as follows:

Elixir International Limited
Purchase of fixed assets, net of return	$19,333,565
Other Purchases	$216,498
Trade, sales of gaming products	$536,421
Interest payment	$612,046
Office rental	$205,553
Expenses paid on behalf	$177,762

Melco Crown Entertainment
Deposit received from sales orders	$1,364,564
Purchase of fixed assets	$27,672

16.          INCOME TAXES

The components of the provision for income taxes are as follows:

	Year ended December 31
	2008	2007
Federal
Current	$(165,848)	$—
Deferred	—	—
State
Current	—	—
Deferred	—	—
Foreign
Current	—	(80,324)
Deferred	375,170	833,449
Total Tax Benefit	$209,322	$753,125

The reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	December 31,
	2008		2007

Federal benefit at statutory rates	$9,235,941	34.0%	$80,019,580	34.0%
Difference in jurisdictional tax rates	(884,869)	(3.3)%	(1,117,080)	(0.5)%
Participation agreement warrant expense	—	—	(5,591,300)	(2.4)%
Prepaid distribution agreement warrant expense	(470,330)	(1.7)%	(6,089,926)	(2.6)%
Goodwill impairment	—	—	(3,806,154)	(1.6)%
Write-off of net operating losses	—	—	(41,591,395)	(17.7)%
Change in valuation allowance	(7,474,316)	(27.5)%	(21,202,683)	(9.0)%
Other	(197,104)	(0.7)%	132,083	0.1%

Total tax benefit	$209,322	0.8%	$753,125	0.3%

The effective tax rate for the year was significantly lower than the federal statutory rate due primarily to the valuation allowance against the Company’s deferred tax assets.  Some prior year amounts in the table above have been reclassified between individual lines to appropriately reflect the Company’s income tax expense/benefit.

Consolidated loss before taxes for domestic and international operations is as follows:

	December 31,
	2008	2007
Domestic	$(18,884,309)	$(231,461,115)
International	(8,280,209)	(3,890,590)

Total	$(27,164,518)	$(235,351,705)

The primary tax affected components of the Company’s net deferred tax assets are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Prepaid commission agreement	$1,935,766	$2,581,021
Net operating losses	52,932,148	48,645,024
Stock options	2,545,890	—
Other	2,429,443	1,863,053
Valuation allowance	(59,482,712)	(52,538,683)
	360,535	550,415

Deferred tax liabilities:
Goodwill	(449,808)	(709,478)
Other	(406,287)	(772,871)
	(856,095)	(1,482,349)

Net deferred tax liability	$(495,560)	$(931,934)

Some prior year amounts in the table above have been reclassified between individual lines to appropriately reflect the Company’s deferred tax assets and liabilites.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater then 50 percent (50%) likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.

As a result of the implementation of FIN 48, the Company identified approximately $1,979,099 of unrecognized tax benefits.  The total gross amount of unrecognized tax benefits of December 31, 2008 and 2007 was approximately $1,979,099 and $1,211,607, respectively.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$—
Increases in tax positions from prior years	688,356
Decreases in tax positions from prior years	—
Increases in tax positions from current years	523,251
Decreases in tax positions from current years	—
Settlements with taxing authorities	—
Lapses of statutes of limitations	—

Balance at December 31, 2007	$1,211,607
Increases in tax positions from prior years	—
Decreases in tax positions from prior years	—
Increases in tax positions from current years	767,492
Decreases in tax positions from current years	—
Settlements with taxing authorities	—
Lapses of statutes of limitations	—
Balance at December 31, 2008	$1,979,099

The amount of uncertain tax benefits at December 31, 2008 that would affect the effective income tax rate if recognized is $265,814.

The Company revised the tabular roll-forward of unrecognized tax benefits to include unrecognized tax benefits before offsetting for available net operating losses.  This revision did not impact the reported amounts in the balance sheet for deferred tax assets, valuation allowance, or unrecognized tax benefit (reported as a component of other non-current liabilities), as net operating losses resulting from uncertain tax positions were offset against the corresponding unrecognized tax benefit.

The Company files income tax returns in the U.S. and in various states and foreign jurisdictions. The Company is subject to federal, state and local, or foreign income tax examinations by tax authorities in jurisdictions which it operates. The Company is not presently under examination by any major tax jurisdiction.  The Company’s 2003 to 2006 U.S. income tax returns remain subject to examination by the IRS and the Company’s 2003 to 2006 Australian income tax returns remain subject to examination by the Australian Tax Office.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes on the statement of operations. At December 31, 2008, the Company has interest and penalties of $43,365 accrued in the balance sheet or statement of operations.  The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next twelve months.

Domestic operating loss carryforwards were $171.3 million and $159.0 million for the years ended December 31, 2008 and 2007, respectively, which are subject to limitations under Section 382 of the Internal Revenue Code. These domestic operating losses begin to expire in 2016.  During 2007, the Company wrote off $41.6 million of domestic operating losses that it determined would expire as a result of limitations under Section 382 of the Internal Revenue Code.  Operating loss carryforwards of foreign subsidiaries were $9.7 million and $5.0 million for the years ended December 31, 2008 and 2007 respectively.

At December 31, 2008 and 2007, there were valuation allowances of $61.2 million and $53.7 million, respectively, provided on the domestic and foreign operating loss carry forwards and other deferred tax assets because management believe these assets did not meet the “more likely than not” criteria for recognition under SFAS No. 109.

As of December 31, 2008 there were no material undistributed earnings of subsidiaries.

17.          RESTRUCTURING CHARGES

In accordance with SFAS 146, Accounting for Cost Associated with Exit or Disposal Activities, in 2008 the Company incurred restructuring charges of $666,125 for severance wages and benefits based upon contractual and other agreements with employees which only include charges for termination benefits measured at the estimated fair value at the termination date.  It does not include charges for services yet to be rendered.  The headcount reduction in 2008 was approximately 8% of the total workforce.  In 2007, as part of the initial closing of the transactions under the Product Participation Agreement with Elixir Group, the Company announced a change in executive management.  As part of the restructuring, in October 2007 the Company gave termination notice to all service technicians, inventory management personnel, some regulatory compliance personnel and some administrative staff.  The Company accrued $1,290,837 for restructuring and severance costs and all of these costs were paid subsequent to December 31, 2007.

18.          COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under non-cancelable leases for office and warehouse facilities expiring in 2011 and 2009, respectively. The Company also leases office space in other locations including China, Australia, Philippines, Hong Kong, and Cambodia and certain office equipment under non-cancelable operating leases with remaining terms in excess of one year.

In March 2008, the Company moved its U.S. office and entered into a new non-cancelable lease for new office space.  In February 2008, the Company entered into a sublease for the balance of the remaining term on the previous office space.  The proceeds from the sublease have been netted against the future minimum lease payments.

Future minimum lease payment commitments, net of sublease proceeds and including scheduled escalation provisions as of December 31, 2008, under the leases are as follows:

	Total Payments	Sublease Proceeds	Net Payments
2009	$1,215,723	$275,946	$939,777
2010	$1,087,848	$278,955	$808,893
2011	$932,535	$273,122	$659,413
2012	$591,449	$14,637	$576,812
2013	$473,086	$—	$473,086
Thereafter	$18,533	$—	$18,533

Rent expenses on all operating leases were $1,299,808 and $918,215 for the years ended December 31, 2008 and 2007, respectively.

Legal Matters

The Company is a party to certain claims, legal actions, and complaints, including a patent infringement action between the Company and one of its main competitors and the sales tax dispute discussed in the following paragraph. The Company cannot estimate the probable loss, if any, or predict the likely outcome of any such matters and, accordingly, no accrual has been made.

On October 5, 2004, Shuffle Master filed a patent infringement action in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL) claiming that the use, importation and offering for sale of the PokerOne shuffler infringed Shuffle Master’s United States Patent, No. 6,655,684. The Company responded by denying Shuffle Master’s claim of patent infringement. On February 1, 2008, the District Court granted the Company’s motion for summary judgment on all patent infringement claims.  On February 15, 2008, the Company delivered a demand to Shuffle Master for $3.0 million in damages for the wrongful injunction it obtained in 2004.  The Company also filed a motion in District Court to recover its attorneys’ fees in the litigation.  While Shuffle Master initially filed an appeal, they subsequently withdrew the appeal.

While originally the case would have gone back to the District Court to resolve claims for damages and attorneys’ fees, on March 16, 2009, the Company entered into a Purchase and Settlement Agreement with Shuffle Master (the “Purchase and Settlement Agreement”), and pursuant to which the Company has sold to Shuffle Master the portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, including but not limited to, the trademarks of Random Plus™, ShufflePro™ and Deck Checker™, and certain inventory of such products. In addition, Shuffle Master and the Company has settled all outstanding patent infringement litigation with respect to U.S. Patent No. 6,665,684 dealing with automated shuffler technology.  The total consideration paid by Shuffle Master under the Settlement Agreement is a base amount of $2.4 million subject to an adjustment of up to $400,000 related to the inspection of the condition of the final inventory to be delivered, or up to $2.8 million in total.  We expect that the inspection will be completed during the second quarter of 2009.

On October 5, 2007, William Purton, the former owner of Dolphin, filed an action against the Company in the Supreme Court of Victoria at Melbourne, Australia claiming he is owed monies under the July 2006 Share Sale Agreement by which the Company acquired Dolphin.  In addition, Purton is claiming he is owed money for an independent contractor agreement that he claims he was offered.  The Company has filed a counterclaim.  The matter is proceeding toward trial and the Company currently intends to vigorously defend its position.

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

19.          LOSS PER SHARE

The following table provides a reconciliation of basic and diluted loss per share for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
Net loss	$(26,955,196)	$(234,598,580)

Weighted average common shares:
Basic and diluted	$114,948,384	$51,574,786

Basic and diluted loss per share	$(0.23)	$(4.55)

Dilutive stock options and warrants of nil and 39.2 million for the years ended December 31, 2008 and 2007, respectively, have not been included in the computation of diluted loss per share as their effect would be anti-dilutive.

20.          SUBSEQUENT EVENTS

Set forth below are the major developments of our Company and events that have a material impact on our business which occurred during the period from January 1, 2009 through the date of this report.

Sale of Certain Table Game Products to and Settlement of Litigation with Shuffle Master, Inc.

On March 16, 2009, we entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. (the “Purchase and Settlement Agreement”) pursuant to which we have sold to Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, including but not limited to, the trademarks of Random Plus™, ShufflePro™ and Deck Checker™, and certain inventory of such products.

In addition, Shuffle Master and the Company have settled all outstanding patent infringement litigation with respect to U.S. Patent No. 6,665,684 dealing with automated shuffler technology.  The total consideration paid by Shuffle Master to us under the Purchase and Settlement Agreement is a base amount of $2.4 million, subject to an adjustment of up to $400,000 related to the inspection of the condition of the final inventory to be delivered by us, or up to $2.8 million in total. Also, as part of the transaction, we have agreed not to engage, directly or indirectly, in the business related to the manufacturing or selling of automated card verification machines and electronic card shuffling systems, anywhere in the world, for a period of seven years from the date of closing.

Regarding the now settled litigation between Shuffle Master and us, this traces back to October 5, 2004, when Shuffle Master first filed a patent infringement action against us in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL) claiming that the use, importation and offering for sale of our PokerOne shuffler infringed Shuffle Master’s United States Patent, No. 6,655,684. We responded by denying Shuffle Master’s claim of patent infringement. On February 1, 2008, the District Court granted our motion for summary judgment on all patent infringement claims.  On February 29, 2008, Shuffle Master filed a notice of appeal of the February 1, 2008 court ruling.  On February 15, 2008, we delivered a demand to Shuffle Master for $3.0 million in damages for the wrongful injunction they obtained in 2004.  We also filed a motion in District Court to recover our attorney fees in the litigation.  Shuffle Master initially filed an appeal from the District Court ruling, but subsequently withdrew their appeal.

Regulatory Changes in Cambodia

As reported in our Current Reports on Forms 8-K filed on January 2, 2009, January 16, 2009, and March 2, 2009, Cambodia’s Prime Minister issued a directive on December 2, 2008 which requires slot machine operators in the country to obtain licenses issued by the Ministry of Economy and Finance and to operate only in hotels certified by the Ministry of Tourism.  According to the directive, existing slot machine operators have six months to comply.  In addition, the directive seeks strict compliance with the foreigners-only rule that permits only foreigners or Cambodians with foreign passports to gamble in the country.

On February 24, 2009, Cambodia’s Prime Minister called for the closure of the country’s sole bookmaker, Cambo Six and said the government would not renew its license upon expiration in 2011.  Subsequent to this action, all but two of the approximately 70 slot clubs in Cambodia’s Phnom Penh area have been either temporarily or permanently closed. Our partner NagaWorld, which operates under an exclusive casino license in the Phnom Penh area, is one of the two gambling venues that remain open.

Currently, with the exception of the Premier Club at NagaWorld, all of our clubs in Cambodia have been closed.  At this juncture, we do not intend to reopen our closed clubs and we have regained physical possession of our machines in these venues for future deployment.  At present, we plan to focus our resources in the Cambodia market on our operations at NagaWorld, which we expect will benefit from the widespread closures of slot clubs in the Phnom Penh area.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and vice president of finance who serves as our principal finance officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation and for the reasons stated in section (c) below, our management, including our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

Except as indicated in section (c) below, there were no other changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rule 13a-15(f) under the Securities Exchange Act of 1934.  Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on the Company’s evaluation under the COSO framework, management concluded that material weaknesses, as defined in the U.S. Securities and Exchange Commission’s “Guidance Regarding Management’s Report on Internal Control Over Financial Reporting”, existed in the Company’s internal control over financial reporting at December 31, 2008.  In making its assessment, management identified four material weaknesses.

First, a material weakness in tracking and accounting for electronic gaming machines (EGMs) was attributable to late implementation of certain policies and procedures during the significant growth of our gaming participation business in Asia. This weakness related to ineffective controls over and resulting in insufficient records of machine movement, incorrect capitalization of costs and improper recording of disposals. In late 2008, management introduced additional procedures and controls to better track and account for EGMs in service and transferred within the group, including a full physical count of EGMs was conducted at December 31, 2008.  These procedures have been gradually implemented during the fourth quarter of 2008 and will continue to be implemented in order to achieve effective control over EGM movements in 2009.  In order to ensure our EGMs balance was correct as of December 31, 2008, we also performed a physical count of EGMs at December 31, 2008 and noted no material discrepancy.

Management also concluded there were three material weaknesses in the financial statement closing process which resulted in audit adjustments at year end.  One material weakness related to deficiencies in our controls over the accounting for foreign currency transactions and translation whereby foreign currency translation amounts were improperly recorded in other comprehensive income instead of the statement of operations.  A second material weakness related to deficiencies in our controls over the calculation and recording of stock-based compensation, and the third material weakness is the aggregate of deficiencies in our controls over the valuation of inventory, receivables and intangible assets.  All of these weaknesses were associated with transactions that were complex and non-routine in nature and were attributable to inadequate reviews over account balances at the reporting date.  We will continue to train our financial accounting reporting staff with respect to the appropriate considerations and review procedures relating to judgmental and complex non-recurring transactions and balances, and our principal financial officer will perform a thorough review of critical estimates and account balances at each reporting date.

We will continue to monitor and to test our internal controls to insure the material weaknesses have been remediated.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM  9B.                                         OTHER INFORMATION

Not applicable.

PART III

Except as set forth below, the information required by Items 10 through 14 is set forth under the captions “Election of Directors,” “Ratification of Independent Registered Public Accounting Firm,” “Security Ownership of Certain Beneficial Owners and Management”, “Executive Compensation,” “Certain Relationships and Related Party Transactions” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Elixir Gaming Technologies, Inc.’s definitive proxy statement for its 2009 annual meeting of stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which sections are incorporated herein by reference as if set forth in full.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference to our definitive proxy statement.

We have adopted a code of ethics for our chief executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions, which is available on our website, under the link entitled “Code of Ethics”.

Information concerning our executive officers is set forth In “Item 1, Business” above in this annual report.

ITEM 11.	EXECUTIVE COMPENSATION

Except as set forth below, the information required by this Item is incorporated by reference to our definitive proxy statement.

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in this annual report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement.

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit Index

Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation dated June 7, 2003. (Incorporated by reference from the registrant’s current report on Form 8-K filed on June 18, 2003).

3.2	Amended and Restated Bylaws of the registrant dated November 13, 2002. (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 8, 2003).

3.3	Certificate of Amendment to Articles of Incorporation dated August 23, 2005. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007).

3.4	Certificate of Amendment to Articles of Incorporation dated January 9, 2007. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007).

3.5	Certificate of Amendment to Articles of Incorporation dated September 10, 2007. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on November 14, 2007).

10.3

Lease Agreement dated December 29, 2006, by and between the registrant and Howard Hughes Properties, Limited Partnership. (Incorporated by reference from the registrant’s annual report on Form 10-KSB/A filed on November 13, 2007).

10.4	Form of Indemnification Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.

10.5	Amended and Restated 1999 Stock Option Plan.* (Incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003).

10.14

Patent Purchase Agreement dated October 1, 2005 among registrant, William Westmore Purton, Dolphin Products Pty Ltd. and Dolphin Advanced Technologies Pty Ltd. (Incorporated by reference to Exhibit 10.27 to the registrant’s annual report on Form 10-KSB filed on March 31, 2006).

10.19

Senior Secured Note Purchase Agreement dated May 2, 2006 among registrant and the Bricoleur Funds. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated May 2, 2006).

10.20	Securities Put Agreement dated May 2, 2006 among registrant and the Bricoleur Funds. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated May 2, 2006).

10.21	Security Agreement dated May 2, 2006 among registrant and the Bricoleur Funds. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 2, 2006).

10.22	Registration Rights Agreement dated May 2, 2006 among registrant and the Bricoleur Funds. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 2, 2006).

10.23

Share Sale Agreement dated July 5, 2006 among registrant and William Westmore Purton, and Synwood Pty Ltd. (Incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2006).

10.24

Registration Rights Agreement dated July 11, 2006 among registrant and William Westmore Purton, and Synwood Pty Ltd. (Incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2006).

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

10.29	Securities Purchase Agreement dated March 27, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on March 30, 2007).

10.30	Registration Rights Agreement dated March 28, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on March 30, 2007).

10.31	Common Stock Purchase Warrant dated March 28, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on March 30, 2007).

10.32	Securities Purchase Agreement dated May 3, 2007. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on May 15, 2007).

10.33	Registration Rights Agreement dated May 3, 2007. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on May 15, 2007).

10.34

Securities Purchase and Product Participation Agreement dated June 12, 2007 between registrant and Elixir Group Limited. (Incorporated by reference from the registrant’s current report on Form 8-K filed on June 13, 2007).

10.35

Securities Purchase Agreement by and among the registrant and the purchasers identified on the signature pages thereto, dated as of October 19, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on October 23, 2007).

10.36

Registration Rights Agreement by and among the registrant and the purchasers identified on the signature pages thereto, dated as of October 19, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on October 23, 2007).

10.38	Waiver and Amendment to Warrants dated September 7, 2007. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on November 14, 2007).

10.39

Warrant Purchase Agreement by and among, Elixir Group Ltd, the registrant and the purchasers identified on the signature pages thereto, dated as of December 11, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on December 11, 2007).

10.40

Registration Rights Agreement by and among the registrant and the purchasers identified on the signature pages thereto, dated as of December 11, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on December 11, 2007).

10.41

Distribution, Service and Support Agreement dated June 4, 2007 between registrant and Suzo Happ Group. (Incorporated by reference from the registrant’s annual report on From 10-K filed on March 31, 2008).

10.42

Trade Credit Facility Agreement between registrant and Elixir International Limited dated as of April 21, 2008. (Incorporated by reference from the registrant’s annual report on From 10-K filed on April 29, 2008).

10.43	Separation Agreement between Gordon Yuen and registrant.* (Incorporated by reference from the registrant’s current report on From 8-K filed on November 14, 2008).

10.44

Letter of agreement between registrant and Elixir Group Ltd dated as of November 6, 2008 terminating the Securities Purchase and Product Participation Agreement. (Incorporated by reference from the registrant’s current report on From 8-K filed on November 14, 2008).

10.45

Machines Disposal Agreement between registrant and Elixir International Limited dated as of November 6, 2008. (Incorporated by reference from the registrant’s current report on From 8-K filed on November 14, 2008).

10.46

Amendment of the Trade Credit Facility Agreement and Related Note between registrant and Elixir International Limited dated as of November 6, 2008. (Incorporated by reference from the registrant’s current report on From 8-K filed on November 14, 2008).

10.47	Purchase and Settlement Agreement between registrant and Shuffle Master, Inc. dated as of March 16, 2009.

10.48	Termination Agreement between registrant and Happ Controls, Inc. (Suzo Happ) dated as of March 13, 2009.

10.49	Machines Operation and Participation Agreement by and among the registrant, Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited dated as of December 13, 2008.

10.50	Heads of Terms for Supply of Gaming Terminals between Elixir Gaming Technologies (Hong Kong) Limited and Scientific Games World Limited dated as of November 19, 2008.

21.1	List of subsidiaries of registrant.

23.1	Consent of Ernst & Young.

23.2	Consent of Ernst & Young, LLP.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ELIXIR GAMING TECHNOLOGIES, INC.

Date: March 30, 2009	By:	/s/Clarence Chung
Clarence Chung
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Clarence Chung	Chief Executive Officer	March 30, 2009
Clarence Chung	(Principal Executive Officer)

/s/Andy Tsui	Vice President Finance	March 30, 2009
Andy Tsui	(Principal Financial and Principal Accounting Officer)

/s/Joseph Pisano	Director and Executive Vice President	March 30, 2009
Joseph Pisano

/s/Vincent L. DiVito	Director	March 30, 2009
Vincent L. DiVito

/s/Maj. Gen. Paul A. Harvey	Director	March 30, 2009
Maj. Gen. Paul A. Harvey

/s/Lorna Patajo-Kapunan	Director	March 30, 2009
Lorna Patajo-Kapunan

Signature	Title	Date

/s/John W. Crawford, J.P.	Director	March 30, 2009
John W. Crawford, J.P.

/s/Samuel Tsang	Director	March 30, 2009
Samuel Tsang

/s/Ted Chan	Director	March 30, 2009
Ted Chan

/s/Anthony Tyen, Ph.D.	Director	March 30, 2009
Anthony Tyen, Ph.D.

/s/Daniel Sham	Director	March 30, 2009
Daniel Sham