Form 10-K/A
period 2008-12-31
Elixir Gaming Technologies, Inc.
filed 2009-04-30
CIK 1004673

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

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $63,790,168

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 114,956,667 shares as of March 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Elixir Gaming Technologies, Inc. a Nevada corporation, is amending its Annual Report on Form 10-K, as originally filed with the Securities and Exchange Commission on March 30, 2009, for purposes of providing the information required by Part III of Form 10-K, as such information will not be incorporated by reference to a proxy statement for the company’s 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission within 120 days after December 31, 2008.  This amendment does not include items from the original Form 10-K that are not being hereby amended.

i

PART III

Item 10.                                                    Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their ages, titles and biographies as of April 24, 2009 are set forth below:

Name	Age	Position
Clarence (Yuk Man) Chung	46	Chairman of the Board of Directors, President and Chief Executive Officer
Andy (Kin Ming) Tsui	38	Chief Accounting Officer
Lorna Patajo-Kapunan	56	Director
Maj. Gen. Paul A. Harvey	71	Director
Vincent L. DiVito	49	Director
John W. Crawford, J.P.	66	Director
Samuel (Yuen Wai) Tsang	54	Director
Ted (Ying Tat) Chan	37	Director
Anthony (Kanhee) Tyen, Ph.D.	53	Director
Daniel (Sui Leung) Sham	53	Director

Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors.

Clarence (Yuk Man) Chung joined our board in October 2007 and has served as chief executive officer since October 2008. Mr. Chung has been the executive director of Melco International Development Limited since May 2006 and the chief operating officer since July 2006. Mr. Chung joined Melco in December 2003 and assumed the role of the chief financial officer. Prior to joining Melco, he had been the director and chief financial officer with Megavillage Group, a vice-president at Lazard Asia managing an Asian buy-out fund, and a vice-president at Pacific Century Regional Development Limited, a Singapore listed company with businesses in infrastructure, financial services and technology. Mr. Chung holds a Master of Business Administration degree from Kellogg School of Management of Northwestern University and is a qualified accountant in the United Kingdom and Hong Kong.

Andy (Kin Ming) Tsui was appointed to serve as our chief accounting officer on April 1, 2009 and prior to that served as our vice president of finance since July. Prior to joining our company, Mr. Tsui had been the regional finance controller-Asia for Minteq International Inc., a wholly owned subsidiary of Minerals Technologies Inc. (NYSE: MTX) based in Shanghai since June 2005. From March 2003 to May 2005, Mr. Tsui served as manager of financial analysis at the corporate office of Minteq International Inc. in New York. Mr. Tsui holds a Master of Business Administration degree from Baruch College, City University of New York and is a certified public accountant in the United States.

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

Major General Paul Harvey joined our board in October 2005 and he chairs our Conflicts and Compensation Committees.  Since November 2007, General Harvey has served as president and chief executive officer of the Pearl River Resort, the largest gaming and resort property in the State of Mississippi.  General Harvey spent 32 years on active duty in the United States Air Force where he held numerous command positions throughout the United States, Europe, Africa and the Middle East. Following retirement, he was the executive director of the Mississippi Gaming Commission from 1993 through 1998. General Harvey serves on the boards of directors of Riviera Holdings Corporation and Cadillac Jack, Inc.

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

John Crawford joined our board in November 2007.  Mr. Crawford has been the chairman of International Quality Education Limited since February 2002.  Since 1997, Mr. Crawford has been the managing director of Crawford Consultants Limited, a company he founded which helps companies in the identification of acquisition opportunities and provides support assistance in that regard.  Prior to that, Mr. Crawford was a founding partner of the Hong Kong office of Ernst & Young where he acted as engagement or review partner for many public companies and banks before he retired from practice in 1997.  Mr. Crawford is a member of the Hong Kong Institute of Certified Public Accountants, a member and honorary president of the Macau Society of Certified Practicing Accountants, and a member of the Canadian Institute of Chartered Accountants.  Mr. Crawford also serves on the boards of directors and is chairman of the audit committees of e-Kong Group Limited and Titan Petrochemicals Group Limited, both of which are listed on the Hong Kong Stock Exchange.  He is also on the board of directors and chairman of the audit committee of Regal Portfolio Management Limited, which manages the Regal Real Estate Investment Trust, the units of which are listed on the Hong Kong Stock Exchange.

Samuel (Yuen Wai) Tsang joined our board in September 2008.  Mr. Tsang is a solicitor admitted in Hong Kong, England and Australia.  As Group Legal Counsel and Corporate Secretary of Melco International Development Limited since 2001, Mr. Tsang oversees the legal, corporate and compliance matters of Melco Group, which holds significant interests in a total of six listed companies in Hong Kong, the USA and Canada.  Mr. Tsang has worked as a lawyer with major law firms and listed conglomerates in Hong Kong for over 20 years.  He holds a master of laws degree from University of Hong Kong and a master of business administration degree from the Australian Graduate School of Management.  He is director of Melco China Resorts (Holding) Limited, a company listed on the TSX Venture Exchange of Canada.

Ted (Ying Tat) Chan joined our board in September 2008.  Since November 2008, Mr. Chan has served as president of Altira Macau (previously know as Crown Macau), which is one of the casino hotel complexes owned and operated by Melco Crown Entertainment Limited, a Nasdaq listed gaming and entertainment company approximately 38% owned by Melco International Development Limited. Prior to that, he was the chief executive officer of Amax Entertainment Holdings Limited, an investment holding and gaming and entertainment business company, from December 2007 to November 2008.  From August 2007 to December 2007, Mr. Chan was head of special projects in the office of the chairman and chief executive officer of Melco Crown Entertainment Limited.  From November 2006 to August 2007, Mr. Chan served as chief executive officer of Mocha Clubs, an electronic gaming machines division of Melco Crown Entertainment.  From June 2002 to October 2006, Mr. Chan served as assistant to the group managing director of Melco International Development Limited.

Anthony (Kanhee) Tyen, Ph.D. joined our board in September 2008.  Dr. Tyen has been in the past five years the proprietor of his own accountancy and consulting practice, Anthony Tyen & Co., which he founded in 1985. Dr. Tyen is a certified public accountant in Hong Kong and has over 30 years’ experience in auditing, accounting, management and company secretarial practice.  He holds a doctoral degree in philosophy and a master degree in business administration, both from the Chinese University of

Hong Kong. He is an associate member of the Hong Kong Institute of Certified Public Accountants, a fellow member of both the Association of Chartered Certified Accountants and the Institute of Chartered Secretaries and Administrators, and a member of the Chinese Institute of Certified Public Accountants. Dr. Tyen is an independent non-executive director and member of the audit committee of Recruit Holdings Limited and Value Convergence Holdings Limited, both of whose securities are listed on the Hong Kong Stock Exchange.

Daniel (Sui Leung) Sham joined our board in September 2008.  Mr. Sham is a chartered accountant in England and Wales, and worked as a certified public accountant in Hong Kong for over 20 years.  He was a partner of Moores Rowland Mazars for 14 years until he retired on December 31, 2003.  After his retirement, he rejoined Moores Rowland Mazars as a consultant in late 2004 and worked in that capacity until March 2006.  Moreover, he is an independent non-executive director and member of audit committee of Value Convergence Holdings Limited and AEON Stores (Hong Kong) Co. Limited, both of whose securities are listed on the Hong Kong Exchange, since 2004.  Mr. Sham graduated with a bachelor of arts in economics at University of Leeds. He was a member of the Auditing Standard Committee, the Expert Panel on Listing and the Expert Panel on Securities and the Accountants’ Report Task Force of the Hong Kong Institute of Certified Public Accountants. He was also a member of the Disciplinary Panel of Hong Kong Institute of Certified Public Accountants.  Mr. Sham is also an independent non-executive director and member of audit committee of Melco.

Additional Information About our Board and its Committees

We continue to monitor the rules and regulations of the Securities and Exchange Commission (“SEC”) and the NYSE Amex to ensure that a majority of our board remains composed of “independent” directors. All of our directors except Clarence Chung, Samuel Tsang and Ted Chan are considered by our board of directors to be “independent” as defined in Section 803(A)(2) of the NYSE Amex Company Guide.  Our board of directors has formed an audit committee, a nominating committee, and a compensation committee, all of which operate under written charters.  Each of the members of these board committees are considered by our board of directors to be “independent” as defined in Section 803(A)(2) of the NYSE Amex Company Guide.

There has been no change to the procedure by which our securities holders may recommend nominees to our board of directors from the procedures last announced in our proxy statement filed with the Securities and Exchange Commission on August 20, 2008.

Audit Committee

During fiscal 2008, our audit committee was initially comprised of Vincent DiVito, Maj. Gen. Paul Harvey and John Crawford.  In November 2008, Mr. Sham was added to the audit committee.  Mr. DiVito serves as the audit committee chair.  Our audit committee has the responsibility of selecting the firm that will serve as our independent public accountants, approving and reviewing the scope and results of the audit and any non-audit services provided by the independent public accountants and meeting with our financial staff to review internal control, procedures and policies.

We have identified Mr. DiVito as the audit committee financial expert. Mr. DiVito is the chief financial officer of Lonza America and he is also a certified public accountant and a certified management accountant. All members of our audit committee are independent, as independence for audit committee members is defined in Section 803(A)(2) of the NYSE Amex Company Guide. In addition, Mr. Sham, General Harvey and Mr. Crawford each meet the definition of “financially sophisticated” as defined in Section 803(B)(2) of the NYSE Amex Company Guide.

Compensation Committee

During fiscal 2008, our compensation committee was initially comprised of Maj. Gen. Paul Harvey, Vincent DiVito, and Robert Miodunski.  Mr. Miodunski served as compensation committee chair until his resignation from the board in May 2008.  Major General Harvey was selected to be the chair in August 2008.  In November 2008, Dr. Tyen was added to the compensation committee.  Our compensation committee has the responsibility of setting executive compensation guidelines, administering our stock incentive plans and approving compensation of our executive officers and members of the board of directors.  In determining the compensation to be paid to our executive officers, our compensation committee took into consideration the recommendations of Pure Compensation LLC, an independent compensation consulting firm retained directly by the compensation committee.

Compensation Committee Interlocks and Insider Participation

No member of our current board of directors is employed by us or our subsidiaries except for Clarence Chung, who is presently employed as our chief executive officer.  None of our executive officers serve on the board of directors of another entity, one of whose executive officers serves on the compensation committee of our board of directors.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), and have posted the text of the policy on our website (www.elixirgaming.com).  If we make any substantive amendments to our Code of Ethics or grant any waivers, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer, chief accounting officer or corporate controller, we will disclose the nature of such amendments or waivers on our website or in a current report on Form 8-K.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our current chief executive officer and our former chief executive officer during the fiscal year ended December 31, 2008 and our other two then highest paid executive officers earning in excess of $100,000 for services rendered in all capacities at the end of the fiscal year ended December 31, 2008.  Mr. Chung has served as our chief executive officer since October 1, 2008. Mr. Yuen served as our chief executive officer from September 2007 to October 1, 2008.  Mr. Pisano served as our executive vice president from September 2007 to March 31, 2009.  Mr. Reberger served as our chief financial officer from September 2007 to August 15, 2008.

Name and Principal Position(a)	Year (b)	Salary (c)	Bonus (d)	Option Awards (e)	All Other Compensation (f)	Total (g)
Clarence Chung, CEO	2008	$—	$—	$254,901	$—	$254,901
	2007	$—	$—	$2,202	$—	$2,202
Gordon Yuen, CEO (former)	2008	$318,750	$—	$310,307	$378,142	$1,007,199
	2007	$115,032	$350,000	$194,013	$18,500	$677,545
Joe Pisano, Executive VP	2008	$295,000	$—	$970,442	$119,750	$1,385,192
	2007	$89,855	$195,000	$87,306	$27,056	$399,217
David Reberger, CFO (former)	2008	$170,766	$—	$—	$131,317	$302,083
	2007	$84,792	$195,000	$32,335	$18,500	$330,627

The dollar amounts in column (e) reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008 and 2007 in accordance with FAS 123(R).  Assumptions used in the calculation of these amounts are included in footnote (1) to our audited financial statements for the fiscal year ended December 31, 2008 included in our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 30, 2009.

Narrative Disclosure to Summary Compensation Table

Clarence Chung

The options awarded to Mr. Chung, our current chief executive officer, during 2008 include 2,130,000 options to purchase shares of our common stock as set forth in the table, “Outstanding Equity Awards at Fiscal Year-End,” below.  In March 2009, the compensation committee of our board of directors approved the following compensation for Mr. Chung, the terms of which were included in a written employment agreement entered into between us and Mr. Chung on April 20, 2009:

•	a term commencing from October 1, 2008 to December 31, 2009 and may be renewed thereafter subject to further agreement between the parties;

•	an annual salary of $1; and

•

a discretionary performance bonus of such amount and form (whether in cash or in kind) to be determined by our compensation committee payable upon achievement of certain objectives set by our compensation committee and at such time as may be deemed appropriate by our compensation committee

Gordon Yuen

The options awarded to Mr. Yuen, our former chief executive officer, during 2008 include options to purchase 1,872,269 shares of our common stock as set forth in the table, “Outstanding Equity Awards at Fiscal Year-End,” below.  In January 2008, the compensation committee of our board of directors approved the following compensation for Mr. Yuen, the terms of which were included in a written employment agreement entered into between us and Mr. Yuen:

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

Pursuant to a severance agreement dated November 11, 2008, Mr. Yuen has agreed that all rights and compensation under his employment agreement with us, other than obligations of confidentiality and the like, will expire. According to the terms of the employment agreement, we were required to pay Mr. Yuen $425,000. Nevertheless, according to the severance agreement, Mr. Yuen accepted a lesser amount of $318,750 from us.  Also, we agreed to waive all vesting and early termination provisions of Mr. Yuen’s option to purchase 1,200,000 shares of our common stock at an exercise price of $2.90 per share. According to the severance agreement, all such options are exercisable and expire on December 31, 2010 and all other options previously granted by us to him expired on January 1, 2009.

Joe Pisano

The options awarded to Mr. Pisano, our former executive vice president, during 2008 include options to purchase 1,436,135 shares of our common stock as set forth in the table, “Outstanding Equity Awards at Fiscal Year-End,” below.  In January 2008, the compensation committee of our board of directors approved the following compensation for Mr. Pisano, the terms of which were included in a written employment agreement entered into between us and Mr. Pisano:

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

Pursuant to a severance agreement dated March 31, 2009, Mr. Pisano has agreed that all rights and compensation under his employment agreement with us, other than obligations of confidentiality and the like, will expire. According to the terms of the employment agreement, we were contractually obliged to pay Mr. Pisano a payment in lieu of notice of $300,000. Also, we agreed to waive the vesting requirements and an extension of the termination date to January 1, 2011 with respect to 100,000 options granted to Mr. Pisano on December 12, 2008 and 50,000 options granted to Mr. Pisano on February 12, 2009 (with all other options previously granted to Mr. Pisano to expire on June 1, 2009).

David Reberger

The options awarded to Mr. Reberger, our former chief financial officer, during 2008 include options to purchase 1,336,135 shares of our common stock as set forth in the table, “Outstanding Equity Awards at Fiscal Year-End,” below.  In January 2008, the compensation committee of our board of directors approved the following compensation for Mr. Reberger, the terms of which were included in a written employment agreement entered into between us and Mr. Reberger:

•	an annual salary of $275,000;

•	a discretionary annual cash bonus of up to $87,500 payable upon the achievement of certain objectives set by our compensation committee;

•	a housing allowance of $5,000 per month for so long as Mr. Reberger maintains a home in Australia;

•	options to purchase up to 336,135 shares at an exercise price of $4.59 which vest in three equal annual installments commencing on November 14, 2008; and

•	options to purchase up to one million shares of common stock at exercise prices ranging from $3.50 to $7.50 per share and vesting in three equal annual installments commencing on February 12, 2009.

Mr. Reberger resigned as our chief financial officer on August 13, 2008. Pursuant to a severance agreement dated August 15, 2008, Mr. Reberger has agreed that all rights and compensation under his employment agreement with us (other than obligations of confidentiality and the like) will expire. However, Mr. Reberger also agreed that after termination of the employment, he would serve as a consultant to us through December 31, 2008.  Pursuant to the severance agreement, we had paid Mr. Reberger from August 13, 2008 onwards, a consulting fee of $22,920 per month and a housing subsidy of $5,000 per month, or ratable portion thereof for periods of less than one month, through December 31,

2008.  During the term of the consultancy, we continued to provide Mr. Reberger, at our expense, with the same health insurance provided to him while he was chief financial officer. We have agreed to waive all vesting and early termination provisions of Mr. Reberger’s option to purchase 200,000 shares of our common stock at an exercise price of $2.90 per share.  According to the severance agreement, all such options are exercisable and expire on December 31, 2010 and all other options previously granted by us to him expired on January 1, 2009.

Outstanding Equity Awards at Fiscal Year-End 2008

Option Awards

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (mm/dd/yyyy) (f)

Clarence Chung	66,666	(1)	133,334	(1)	—	$2.90	05/17/2012
	30,000	(2)	—		—	$3.62	01/22/2018
	100,000	(3)	—		—	$4.59	11/14/2017
	—		2,000,000	(4)	—	$0.17	12/29/2013

Gordon Yuen	400,000	(5)	800,000	(5)	—	$2.90	01/01/2011
	—		400,000	(6)	—	$3.50	01/01/2009
	—		200,000	(6)	—	$4.50	01/01/2009
	—		200,000	(6)	—	$5.50	01/01/2009
	—		200,000	(6)	—	$6.50	01/01/2009
	—		200,000	(6)	—	$7.50	01/01/2009
	—		672,269	(7)	—	$4.59	01/01/2009

Joe Pisano	180,000	(8)	360,000	(8)	—	$2.90	06/01/2009
	—		200,000	(9)	—	$3.50	06/01/2009
	—		200,000	(9)	—	$4.50	06/01/2009
	—		200,000	(9)	—	$5.50	06/01/2009
	—		200,000	(9)	—	$6.50	06/01/2009
	—		200,000	(9)	—	$7.50	06/01/2009
	112,045	(10)	224,090	(10)	—	$4.59	06/01/2009
	—		100,000	(11)	—	$0.08	01/01/2011

David Reberger	66,666	(12)	133,334	(12)	—	$2.90	01/01/2011
	—		200,000	(13)	—	$3.50	01/01/2009
	—		200,000	(13)	—	$4.50	01/01/2009
	—		200,000	(13)	—	$5.50	01/01/2009
	—		200,000	(13)	—	$6.50	01/01/2009
	—		200,000	(13)	—	$7.50	01/01/2009
	112,045	(14)	224,090	(14)	—	$4.59	01/01/2009

(1)

We granted Mr. Chung 200,000 options as of September 10, 2007. Such options vest and become exercisable as follows: 66,666 options vest on May 17, 2008; 66,666 options vest on May 17, 2009; and the final 66,668 options vest on May 17, 2010.

(2)	We granted Mr. Chung 30,000 options as of January 22, 2008. Such options vested and became exercisable on July 23, 2008.

(3)	We granted Mr. Chung 100,000 options as of February 12, 2008. Such options vested and became exercisable on May 15, 2008.

(4)	We granted Mr. Chung 2,000,000 options as of December 29, 2008. Such options vest and become exercisable on December 29, 2009.

(5)

We granted Mr. Yuen 1,200,000 options as of September 10, 2007. Such options vest and become exercisable in 400,000 share installments over three years starting on May 17, 2008. Pursuant to the severance agreement with Mr. Yuen entered into in November 2008, we have agreed to waive all vesting conditions and early termination provisions relating to these options. All options are exercisable and expire on December 31, 2010.

(6)

We granted Mr. Yuen 1,200,000 options as of February 12, 2008. Such options vest and become exercisable as follows: 399,997 options vest on February 12, 2009; 400,001 options vest on February 12, 2010; and 400,002 options vest on February 12, 2010. Pursuant to the severance agreement with Mr. Yuen entered into in October 2008, all such options were exercisable until December 31, 2008 and expired on January 1, 2009.

(7)

We granted Mr. Yuen 672,269 options as of February 12, 2008. Such options vest and become exercisable as follows: 224,089 options vest on November 14, 2008; 224,089 options vest on November 14, 2009; and 224,091 options vest on November 14, 2010. Pursuant to the severance agreement with Mr. Yuen entered into in October 2008, all such options were exercisable until December 31, 2008 and expired on January 1, 2009.

(8)

We granted Mr. Pisano 540,000 options as of September 10, 2007. Such options vest and become exercisable in 180,000 share installments over three years starting on May 17, 2008. Pursuant to the severance agreement with Mr. Pisano entered into in March 2009, all such options shall be exercisable until May 31, 2009 and will expire on June 1, 2009.

(9)

We granted Mr. Pisano 1,000,000 options as of February 12, 2008. Such options vest and become exercisable as follows: 333,330 options vest on February 12, 2009; 333,335 options vest on February 12, 2010; and 333,335 options vest on February 12, 2010. Pursuant to the severance agreement with Mr. Pisano entered into in March 2009, all such options shall be exercisable until May 31, 2009 and will expire on June 1, 2009.

(10)

We granted Mr. Pisano 336,135 options as of February 12, 2008. Such options vest and become exercisable in 112,045 share installments over three years starting on November 14, 2008. Pursuant to the severance agreement with Mr. Pisano entered into in March 2009, all such options shall be exercisable until May 31, 2009 and will expire on June 1, 2009.

(11)

We granted Mr. Pisano 100,000 options as of December 11, 2008. Such options vest and become exercisable as follows: 33,333 options vest on December 11, 2009; 33,333 options vest on December 11, 2010; and 33,334 options vest on December 11, 2011. Pursuant to the severance agreement with Mr. Pisano entered into in March 2009, we have agreed to waive all vesting conditions and early termination provisions relating to these options. All options are exercisable and expire on December 31, 2010.

(12)

We granted Mr. Reberger 200,000 options as of September 10, 2007. Such options vest and become exercisable as follows: 66,666 options vest on May 17, 2008; 66,666 options vest on May 17, 2009; and 66,668 options vest on May 17, 2010. Pursuant to the severance agreement with Mr. Reberger entered into in August 2008, we have agreed to waive all vesting conditions and early termination provisions relating to these options. All options are exercisable and expire on December 31, 2010.

(13)

We granted Mr. Reberger 1,000,000 options as of February 12, 2008. Such options vest and become exercisable as follows: 333,330 options vest on February 12, 2009; 333,335 options vest on February 12, 2010; and 333,335 options vest on February 12, 2010. Pursuant to the severance agreement with Mr. Reberger entered into in August 2008, all such options were exercisable until December 31, 2008 and expired on January 1, 2009.

(14)

We granted Mr. Reberger 336,135 options as of February 12, 2008. Such options vest and become exercisable in 112,045 share installments over three years starting on November 14, 2008. Pursuant to the severance agreement with Mr. Reberger entered into in August 2008, all such options were exercisable until December 31, 2008 and expired on January 1, 2009.

2008 Director Compensation Table

Name	Fees Earned or Paid in Cash (b)	Stock Awards (c)	Option Awards (d)(1)	Non-Equity Incentive Plan Compensation (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Vincent DiVito	$90,000	$—	$54,279	$—	$—	$—	$144,279
Paul Harvey	$60,000	$—	$54,279	$—	$—	$—	$114,279
Lorna Patajo-Kapunan	$60,000	$—	$252,815	$—	$—	$—	$312,815
John Crawford	$60,000	$—	$245,469	$—	$—	$—	$305,469
Ted Chan	$15,000	$—	$503	$—	$—	$—	$15,503
Daniel Sham	$15,000	$—	$503	$—	$—	$—	$15,503
Anthony Tyen	$15,000	$—	$503	$—	$—	$—	$15,503
Samuel Tsang	$—	$—	$29,231	$—	$—	$—	$29,231

The dollar amounts in column (d) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in footnote (1) to our audited financial statements for the fiscal year ended December 31, 2008 included in our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 30, 2009.

Non-employee members of our board of directors received an initial grant of 100,000 options and, effective as of December 2008, an annual grant of 50,000 options. The exercise price of such options is the market price of our common stock on the date of grant. Our directors are reimbursed for their out-of-pocket expenses related to their services as directors or meeting attendances. Commencing November 2007, members of our board of directors that are not employees receive a quarterly fee of $15,000. The chairman of our audit committee receives an additional $7,500 per quarter. In addition, upon joining the board, Messrs. DiVito and Harvey each received options to purchase 100,000 shares of common stock at an exercise price of $1.34 per share over a three year term pursuant to our Amended and Restated 1999 Stock Option Plan; and each received a grant of 50,000 shares of common stock which accrued in increments of 10,000 shares over the five fiscal quarters beginning in September 2005.

Since Mr. Samuel Tsang also serves as an employee of Melco International Development Limited and according to Melco’s latest policy, he has unconditionally waived all his entitlements to the aforesaid quarterly fee. Based on the same reason, Mr. Clarence Chung has unconditionally waived all his entitlements to the relevant quarterly fee which he was otherwise entitled prior to his appointment as our chief executive officer in October 2008.

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

Indemnification Agreements

We have entered into indemnification agreements with members of our board of directors and certain other employees in which we agreed to hold harmless and indemnify such directors, officers and employees to the fullest extent authorized under Nevada law, and to pay any and all related expenses reasonably incurred by the indemnitee. The relevant members of our board of directors are Mr. Clarence Chung, Ms. Lorna Patajo-Kapunan, Mr. Vincent L. DiVito, Major General Paul A. Harvey, Mr. John Crawford, Mr. Samuel Tsang, Mr. Ted Chan, Dr. Anthony Tyen and Mr. Daniel Sham.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2008, except as follows:

•	Lorna Patajo-Kapunan, a member of our board of directors, conducted a late filing of Form 4 to report the grant of options;

•	Ted (Ying Tat) Chan, a member of our board of directors, conducted a late filing of Form 3 to report his election to our board of directors;

•	Ted (Ying Tat) Chan, a member of our board of directors, conducted a late filing of Form 4 to report the grant of options;

•	Daniel (Sui Leung) Sham, a member of our board of directors, conducted a late filing of Form 3 to report his election to our board of directors;

•	Anthony (Kanhee) Tyen, a member of our board of directors, conducted a late filing of Form 3 to report his election to our board of directors; and

•	Samuel (Yuen Wai) Tsang, a member of our board of directors, conducted a late filing of Form 3 to report his election to our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of April 24, 2009, by:

•	All of our current directors and executive officers, individually;

•	All of our current directors and executive officers, as a group; and

•	All persons known to us to beneficially own more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 114,956,667 shares of our common stock outstanding as of April 24, 2009, according to the record ownership listings as of that date, the beneficial ownership reports filed by 5% beneficial owners with the SEC and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of April 24, 2009, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Elixir Gaming Technologies, Inc., 6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada 89119.

Name of Director, Executive Officer or Nominee	Shares (1)		Percentage
Clarence (Yuk Man) Chung	263,332	(2)	*
Andy (Kin Ming) Tsui	—
Paul A. Harvey	195,000	(3)	*
Vincent L. DiVito	195,000	(3)	*
Lorna Patajo-Kapunan	145,000	(2)	*
John Crawford	130,000	(2)	*
Anthony (Kanhee) Tyen	100,000	(2)	*
Daniel (Sui Leung) Sham	100,000	(2)	*
Ted (Ying Tat) Chan	100,000	(2)	*
Samuel (Yuen Wai) Tsang	566,666	(2)	*

All directors and executive officers as a group (10 persons)			1.6%

Name and Address of 5% Holder
Elixir Group Limited 38/F, The Centrium 60 Wyndham Street Central, Hong Kong	55,800,000	(4)	48.5%

James E. Crabbe Portland, Oregon	8,528,600	(5)	7.4%

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

(2)	Represents common shares issuable upon the exercise of stock options.

(3)	Includes 50,000 shares held directly and 145,000 shares issuable upon the exercise of stock options.

(4)

Includes 10 million shares underlying vested and immediately exercisable warrants. The shares are owned directly by Elixir Group, which is the indirect wholly-owned subsidiary of Melco International Development Limited. Melco is the indirect beneficial owner of the reported securities.

(5)

Includes 6,027,593 shares held directly by Mr. Crabbe, 40,600 shares issuable upon the exercise of stock options and 2,460,407 shares held by Mr. Crabbe, as Trustee of the James E. Crabbe Revocable Trust.

Change in Control

On September 10, 2007, we underwent a change in control and a resultant change in our business model pursuant to a Securities Purchase and Product Participation Agreement (“Product Participation Agreement”) dated June 12, 2007 between us and Elixir Group.  At the initial closing, we issued to Elixir Group 25 million shares of our common stock and warrants to purchase an additional 88 million shares of our common stock. On September 13, 2007, we issued an additional 15 million shares of our common stock to Elixir Group pursuant to the Product Participation Agreement based on Elixir Group’s placement of additional electronic gaming machines. Based on the aforementioned issuances, as of September 13, 2007, we had 77,552,301 shares of our common stock issued and outstanding, of which 41 million (or 52.9%) were held by Elixir Group.  The transactions under the Product Participation Agreement were approved by our stockholders at a special meeting of stockholders held on September 10, 2007.

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

The initial closing under the Exchange Agreement occurred on December 17, 2007, at which time we issued 4.8 million shares of our common stock to Elixir Group in exchange for its cancellation of 12 million warrants that had vested and were exercisable.  The remaining 66 million warrants subject to the Exchange Agreement are unvested as of the date of this report and their exercise is subject to the achievement of certain performance milestones with respect to the placement of electronic gaming machines pursuant to the Product Participation Agreement.  Pursuant to the Exchange Agreement, Elixir Group will cancel the remaining 66 million warrants, subject to their vesting, in return for our issuance of common shares at the rate of one common share for every 2.5 warrants cancelled, or a total of 26.4 million common shares if all of the 66 million warrants vest. The 66 million warrants were subsequently cancelled pursuant to the termination of the Product Participation Agreement on November 6, 2008 as mentioned below.

Immediately following the initial closing of the transactions under the Product Participation Agreement, Elixir Group controlled a majority of our outstanding capital stock.  After giving effect to our sale of 31 million shares of common stock in private placements conducted in October and December 2007 and the initial closing under the Exchange Agreement, Elixir Group’s percentage ownership of our company as of the date of this report has decreased to 44.7% of our outstanding capital stock, however Elixir Group remains a principal stockholder of our company and retains the power to significantly influence all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions.

Pursuant to the Product Participation Agreement, Elixir Group was entitled to appoint to our board no less than three directors as of the initial closing under the Product Participation Agreement. The Product Participation Agreement further provides that Elixir Group will at all times be entitled to appoint to our board of directors a pro rata share of the authorized members of our board based on Elixir Group’s percentage ownership of our outstanding common shares.  At least one Elixir Group nominee is entitled to serve on each committee of our board, provided, such Elixir Group nominee satisfies the applicable independence requirements. At the September 10, 2007 special meeting of stockholders, our stockholders voted to approve the election to our board of directors the following nominees of Elixir Group: Mr. Gordon Yuen, Mr. Joe Pisano, and Ms. Lorna Patajo-Kapunan.  Ms. Kapunan was also appointed to the compensation and nominating committees of our board of directors, and serves as chairperson of our nominating committee.  In October 2007, Elixir Group nominated to our board of directors Mr. Clarence Chung pursuant to its nominating rights set forth in the Product Participation Agreement. Mr. Gordon Yuen and Mr. Joe Pisano resigned from their respective directorships with effect on October 1, 2008 and April 1, 2009, respectively.

Pursuant to the Product Participation Agreement, Elixir Group has agreed that until the second anniversary of the closing, the pre-closing shareholders of our company will be entitled to the benefit of continued representation on our board of directors of at least two of the three independent directors serving on the board prior to the closing. The three independent directors serving on our board prior to the closing were Mr. Vincent DiVito, Mr. Robert Miodunski and Maj. Gen. Paul Harvey. Save for Mr. Robert Miodunski, who resigned from the board in May 2008, Mr. Vincent DiVito and Maj. Gen. Paul Harvey continue to serve on our board as of the date of this report.  In the event of the resignation, termination or death of any two pre-closing independent directors, the remaining pre-closing independent director shall be entitled to name a replacement.  At least one of the pre-closing independent directors shall be entitled to serve on each committee of our board of directors, provided such director satisfies the applicable independence requirements.

Having said the above, however, the Product Participation Agreement was subsequently terminated pursuant a letter of agreement entered into between Elixir Group and us on November 6, 2008 (the “Termination Agreement”). Details of the Termination Agreement are set forth in the section headed “Certain Relationships and Related Transactions, and Director Independence” below and in Note 15 to the financial statements of our annual report on Form 10-K filed on March 30, 2009.

Equity Compensation Plan Information

At our annual shareholders meeting on September 8, 2008, a new stock option plan, the “2008 Stock Incentive Plan” (the “2008 Plan”), was voted on and became effective on January 1, 2009, which replaced two previous plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Stock Option Plans”), thereby expiring both of the Stock Option Plans on December 31, 2008.

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

The maximum number of shares reserved for issuance under the 2008 Plan is 5,000,000, the exercise price shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of our stock or any parent or subsidiary corporation of ours, in which case the exercise price shall then be 110% of the fair market value.

However, all options previously granted under our expired Stock Option Plans remain outstanding.  Pursuant to the Stock Option Plans, as of December 31, 2008, there were options outstanding to purchase 15,246,267 shares of our common stock with a weighted average exercise price per share of $2.28 and options available for future issuance to purchase 5,000,000 shares of our common stock.  In September 2007, our stockholders approved the issuance of options to purchase five million shares of our common stock pursuant to the initial closing of the transactions under the Securities Purchase and Product Participation Agreement dated June 12, 2007 between us and Elixir Group to certain employees and non-employees. Each option had an exercise price of $2.90 per share and will vest over a three-year period and have a five-year term (save and except for certain modifications made pursuant to the severance agreements of certain of our former officers or former employees).

The following table sets forth certain information as of December 31, 2008 about our Stock Option Plans under which our equity securities are authorized for issuance.

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

The first column reflects outstanding stock options to purchase (i) 10,201,667 shares of common stock pursuant to our Amended and Restated 1999 Stock Option Plan, (ii) 144,600 shares of common stock pursuant to our Amended and Restated 1999 Directors’ Stock Option Plan, (iii) 4,900,000 shares of common stock pursuant to the options approved by our stockholders in September 2007 and (iv) nil shares of common stock pursuant to our 2008 Stock Incentive Plan.

The third column reflects 5,000,000 shares remaining for issuance under our 2008 Stock Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

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

With regard to transactions between us and our principal stockholder, Elixir Group, pursuant to the Product Participation Agreement, our board of directors has established a committee of the board, known as the conflicts and compliance committee, made up exclusively of at least three members of our board who satisfy the independence requirements of Section 803(A)(2) of the NYSE Amex Company Guide and meet the criteria for independence as set forth in Rule 10A-3(b)(1) under the Exchange Act, and who are not then, and during the two years prior to their appointment or election have not been, an officer, director, employee of or consultant or advisor to Elixir Group or any affiliate of Elixir Group. Elixir Group has the right to appoint at least one representative to the conflicts and compliance committee if that person satisfies the foregoing criteria. The conflicts and compliance committee operates under a charter that has been approved by our board of directors. While the original conflicts and compliance charter empowered the conflicts and compliance committee to veto any agreement or transaction between us and Elixir Group or any of its affiliates involving an aggregate amount in excess of $200,000, in November 2008, following the recommendation by all members of the conflicts and compliance committee, the board approved a revision of the charter requiring the conflicts and compliance committee to review and approve all material agreements or transactions, if any, between us and Elixir Group or its affiliates. The Company has filed with the SEC a current report on Form 8-K regarding such revision on April 27, 2009 and the revised charter will take effect on May 5, 2009.

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

Elixir Group Transactions

Product Participation Agreement and Exchange Agreement

On September 10, 2007 we underwent a change in control and a resultant change in our business model pursuant to a Securities Purchase and Product Participation Agreement dated June 12, 2007, as amended by a Securities Amendment and Exchange Agreement dated October 2007 (the “Product Participation

Agreement”) between us and Elixir Group Limited.  Pursuant to the Product Participation Agreement, we agreed to issue to Elixir Group a controlling block of our common shares and grant Elixir Group the right to nominate a certain numbers of directors to our board of directors.

In conjunction with our October 2007 private placement of common shares, in October 2007 we entered into a Securities Amendment and Exchange Agreement (the “Exchange Agreement”) with Elixir Group, pursuant to which we agreed to issue to Elixir Group up to 31.2 million shares of our common stock in exchange for Elixir Group’s cancellation of up to 78 million of the 88 million warrants it received under the Product Participation Agreement.  The initial closing under the Exchange Agreement occurred on December 17, 2007, at which time we issued 4.8 million shares of our common stock to Elixir Group in exchange for its cancellation of 12 million warrants that had vested and were exercisable.

On November 6, 2008, we entered into a letter of agreement terminating the Product Participation Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, Elixir Group and we agreed to terminate, with immediate effect, the Product Participation Agreement save and except for certain provisions therein regarding board representation, which includes but is not limited to, the continued presence until September 10, 2009 of at least two independent directors who served on the board since prior to the September 2007 close of the Product Participation Agreement. With such termination, Elixir Group ceases to have rights to identify suitable gaming venues for us and exclusive rights to supply electronic gaming machines and related equipment and systems for our participation business and, as a result, Elixir Group will no longer be entitled to earn an aggregate of 41.4 million additional shares of our common stock under the Product Participation Agreement. In addition, on November 6, 2008, Elixir Group agreed to cancel warrants to purchase 66 million shares of our common stock, representing all of the outstanding warrants issued to Elixir Group pursuant to the Product Participation Agreement, which were subject to the Exchange Agreement.

Purchase and Sale of Gaming Machines

During the year ended December 31, 2007, we purchased $39.8 million of electronic gaming machines and systems from Elixir Group, at cost plus fifteen percent (15%).  At December 31, 2007, we had accounts payable of $29.6 million due to Elixir Group for these purchases.  The payables had cash terms of fifty percent (50%) due upon placement and the balance 45 days thereafter with no required interest payments.  We recorded sales of $193,700 to Elixir Group after becoming related parties.

During 2008, we purchased $32.6 million of electronic gaming machines, casino management systems and other peripherals from Elixir International Limited, the wholly-owned subsidiary of Elixir Group.

On November 6, 2008, and in connection with the termination Agreement described above and the Facility Amendment Agreement described below, we entered into a Machines Disposal Agreement (the “Disposal Agreement”) with Elixir International.

Pursuant to the Disposal Agreement, we agreed to return 715 electronic gaming machines to Elixir Group, which as consideration for such sale and return, agreed to extinguish our existing current trade payable of approximately $13.9 million to Elixir International.

After the return of $13.9 million of electronic gaming machines, we had a receivable balance of $0.5 million and a note payable of $12.1 million as of December 31, 2008.  In addition, at December 31, 2008, we had deposits on orders with Elixir International totaling $348,232 for gaming machines, which were subsequently delivered in early 2009.

Elixir Trade Credit Facility

On April 21, 2008, we entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International.  Pursuant to the Facility Agreement, Elixir International provided trade credits to us for our purchase of electronic gaming machines from Elixir International in exchange for our issuance of unsecured notes to Elixir International bearing interest at a fixed rate of eight percent (8.0%) per annum.  Title of any gaming machines offered in exchange for the notes passed to us upon issuance of the notes.

Upon entering into the Facility Agreement, we immediately issued the first note pursuant to the terms of the Facility Agreement in the principal amount of $15 million (the “Initial Advance”), thereby extinguishing the payable of an equivalent amount to Elixir International in respect to gaming machines previously acquired.  We were obligated to repay the principal, plus any accrued interest thereon, of the Initial Advance in 24 equal monthly installments.  The Initial Advance was subject to demand by Elixir International for immediate payment only if there was either an event of default or a change of control as defined in the Facility Agreement.

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

On November 6, 2008, and in connection with the Termination Agreement and Disposal Agreement described above, we entered into an Amendment of the Trade Credit Facility Agreement and Related Note with Elixir International (the “Facility Amendment Agreement”). Pursuant to the Facility Amendment Agreement, Elixir International surrendered to us the $15 promissory note representing the Initial Advance to us in exchange for the issuance of a new promissory note for $12.1 million (the “Outstanding Principal”), the outstanding principal at the time of the exchange, with the following new repayment terms: (a) the New Note and the interest accrued thereon shall be repaid in 24 equal monthly installments reset from January 1, 2009; (b) interest shall be accrued on the Outstanding Principal at the rate of five percent (5.0%) (instead of 8.0%) per annum starting from January 1, 2009; and no monthly repayment under the Initial Advance was required for the months of October, November and December 2008. Save for the said new repayment terms, all other terms under the Facility Agreement, including the “event of default” and “change of control” provisions remain unchanged.

Neither the Facility Agreement nor the Facility Amendment Agreement includes a commitment on the part of Elixir International for granting any further credit or facility to us. We do not expect to receive any further amount of credit or facility obtainable by the Company under the Facility Agreement as amended by the Facility Amendment Agreement.

Office Equipment and Office Sharing

On June 1, 2008, we purchased certain office equipment, furniture and other assets from Elixir International for use at our offices in the Philippines.  The total value of such assets, which were acquired at net book value with no mark-up, was approximately $352,084.

During the period from January 1, 2008 until early December 2008 when we reallocated our staff in Macau to our Hong Kong office, we shared our office premises in both Hong Kong and Macau with Elixir Group Limited and Elixir International Limited, respectively.  Since the leases of such office premises were entered into by the respective Elixir Group companies, we paid our share of rentals and management fees in proportion to the areas that we actually occupied to Elixir Group companies without any mark up. The total amount of such rentals and management fees paid by us to Elixir Group companies for the year ended December 31, 2008 was $205,553, for the year ended December 31, 2007 was nil.

Item 14.                                                    Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2008 and 2007 by our independent registered public accounting firms for such years, Ernst & Young (Hong Kong) and Ernst & Young LLP (United States), respectively, for the audit of our consolidated financial statements for the years ended December 31, 2008 and 2007, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and accounting and auditing assistance relative to acquisition accounting and reporting.

	2008	2007
Audit Fees	$485,346	$606,577
Audit-Related Fees	41,234	10,864
Tax Fees	—	13,168
	$526,580	$630,609

Audit Committee Pre-Approval Policies

Our audit committee approves all audit fees, audit-related fees, tax fees and special engagement fees.  The audit committee approved 100% of such fees for the year ended December 31, 2008.

PART IV

Item 15          Exhibits and Financial Statement Schedules

(a) Financial statements

Reference is made to the Index and Financial Statements under Item 8. in Part II of our annual report on Form 10-K filed on March 30, 2009, where these documents are listed.

(b) Financial statement schedules

Financial statement schedules are either not required or the required information is included in the consolidated financial statements or notes thereto filed under Item 8 in Part II of our annual report on Form 10-K filed on March 30, 2009.

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

10.41

Distribution, Service and Support Agreement dated June 4, 2007 between registrant and Suzo Happ Group. (Incorporated by reference from the registrant’s annual report on From 10-K filed on March 31, 2008.)

10.42

Trade Credit Facility Agreement between registrant and Elixir International Limited dated as of April 21, 2008. (Incorporated by reference from the registrant’s annual report on From 10-K filed on April 29, 2008.)

10.43	Separation Agreement between Gordon Yuen and registrant.* (Incorporated by reference from the registrant’s current report on From 8-K filed on November 14, 2008.)

10.44

Letter of agreement between registrant and Elixir Group Ltd dated as of November 6, 2008 terminating the Securities Purchase and Product Participation Agreement. (Incorporated by reference from the registrant’s current report on From 8-K filed on November 14, 2008.)

10.45

Machines Disposal Agreement between registrant and Elixir International Limited dated as of November 6, 2008. (Incorporated by reference from the registrant’s current report on From 8-K filed on November 14, 2008.)

10.46

Amendment of the Trade Credit Facility Agreement and Related Note between registrant and Elixir International Limited dated as of November 6, 2008. (Incorporated by reference from the registrant’s current report on From 8-K filed on November 14, 2008.)

10.47

Purchase and Settlement Agreement between registrant and Shuffle Master, Inc. dated as of March 16, 2009. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 30, 2009.)

10.48

Termination Agreement between registrant and Happ Controls, Inc. (Suzo Happ) dated as of March 13, 2009. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 30, 2009.)

10.49

Machines Operation and Participation Agreement by and among the registrant, Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited dated as of December 13, 2008. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 30, 2009.)

10.50

Heads of Terms for Supply of Gaming Terminals between Elixir Gaming Technologies (Hong Kong) Limited and Scientific Games World Limited dated as of November 19, 2008. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 30, 2009.)

10.51	Separation Agreement between Joe Pisano and registrant.* (Incorporated by reference from the registrant’s current report on From 8-K filed on April 1, 2009.)

10.52	Executive Employment Agreement between Clarence Chung and registrant.* (Incorporated by reference from registrant’s current report on Form 8-K filed on April 22, 2009.)

21.1	List of subsidiaries of registrant (Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 30, 2009.)

23.1	Consent of Ernst & Young. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 30, 2009.)

23.2	Consent of Ernst & Young, LLP. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 30, 2009.)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ELIXIR GAMING TECHNOLOGIES, INC.

Date: April 29, 2009	By:	/s/ Clarence Chung
Clarence Chung
Chairman of the Board of Directors, President and Chief Executive Officer