Form 10-Q
period 2009-03-31
Elixir Gaming Technologies, Inc.
filed 2009-05-15
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Unit 2B, 29/F, The Centrium

60 Wyndham Street

Central, Hong Kong

(Address of principal executive offices, including zip code)

+ 852-3151-3800
(Registrant’s telephone number, including area code)

6650 Via Austi Parkway, Suite 170
Las Vegas, NV  89119

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 11, 2009, 114,956,667 shares of common stock of Elixir Gaming Technologies, Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.            Financial Statements

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,881,331	$14,504,433
Accounts receivable, trade, net of allowance for uncollectibles of $660,540 in 2009 and $923,603 in 2008	1,889,861	1,336,261
Due from a related party	22,966	531,109
Other receivables	165,817	78,082
Assets held for sale	195,002	—
Inventories	2,309,951	1,096,046
Prepaid expenses and other current assets	668,062	1,299,487
Total current assets	18,132,990	18,845,418

Gaming equipment and systems, net of accumulated depreciation of $9,305,899 in 2009 and $7,081,817 in 2008	46,239,170	48,351,545
Property and equipment, net of accumulated depreciation of $3,118,090 in 2009 and $2,917,153 in 2008	3,429,791	3,724,467
Intangible assets, net of accumulated amortization of $1,552,603 in 2009 and $2,356,271 in 2008	3,779,001	4,123,403
Goodwill	84,210	84,210
Deposits and other assets	966,414	1,284,679
Total assets	$72,631,576	$76,413,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,795,831	$806,538
Amount due to a related party	158,247	27,672
Accrued expenses	3,178,688	2,712,758
Deferred revenue	180,260	—
Short-term debt	3,414	29,372
Notes payable to a related party, current portion	5,957,906	5,884,049
Capital lease obligations, current portion	205,469	269,371
Advance for sale of assets	2,400,000	—
Customer deposits	1,464,422	1,525,569
Total current liabilities	15,344,237	11,255,329

Notes payable to a related party, net of current portion	4,667,627	6,185,088
Capital lease obligations, net of current portion	417,695	468,424
Other liabilities	649,396	525,986
Deferred tax liability	461,413	495,560
Total liabilities	21,540,368	18,930,387

Stockholders’ equity:
Common stock, $.001 par value, 300,000,000 shares authorized; 114,956,671 and 114,956,671 shares issued and outstanding	114,957	114,957
Additional paid-in-capital	414,189,684	413,987,829
Accumulated other comprehensive income/ (losses)	(2,460,977)	(2,107,842)
Accumulated deficit	(360,752,456)	(354,511,609)
Total stockholders’ equity	51,091,208	57,483,335
Total liabilities and stockholders’ equity	$72,631,576	$76,413,722

The notes to consolidated financial statements are an integral part of these consolidated statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Gaming machine participation	$945,735	$518,617
Table game products	158,479	680,030
Non-gaming products	678,609	1,732,876
	1,782,823	2,931,523

Operating costs and expenses:
Cost of gaming machine participation
Machine depreciation	2,390,465	1,292,754
Write-off of gaming assets	378,980	—
Other operating costs	341,005	95,447
Cost of table game products	178,967	651,204
Cost of non-gaming products	756,414	1,532,485
Selling, general and administrative	2,835,027	5,141,588
Research and development	95,095	323,721
Depreciation and amortization	323,717	231,120
Restructuring charges	509,071	165,570
	7,808,741	9,433,889

Loss from operations	(6,025,918)	(6,502,366)

Other income/ (expense):
Interest expense and finance fees	(135,938)	(54,287)
Interest income	38,388	366,751
Foreign currency gains/ (losses)	(126,566)	839,966
Other	12,379	80,527
	(211,737)	1,232,957

Net loss before income tax benefit	(6,237,655)	(5,269,409)

Income tax expense	(3,192)	(32,141)

Net loss	$(6,240,847)	$(5,301,550)

Basic and diluted loss per share	$(0.05)	$(0.05)

Weighted average common shares outstanding	114,956,671	114,923,562

The notes to consolidated financial statements are an integral part of these consolidated statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,240,847)	$(5,301,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Income tax expense	3,192	32,141
Foreign currency gains/losses	125,230	(839,966)
Depreciation of gaming machines and systems and property and equipment	2,660,845	1,456,508
Restructuring charges	29,416	—
Amortization of intangible assets	149,400	165,603
Amortization of deferred interest	7,299	20,000
Amortization of prepaid sales commission	—	4,529
Stock-based compensation and warrant expense	201,855	1,802,321
Gain on disposition of assets	166	14,027
Write-off of gaming assets	378,980	—
Write-down of inventory	(106)	20,422
Provision for bad debt expense	12,400	70,361
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(433,123)	(998,281)
Inventories	(1,219,864)	242,976
Prepaid expenses and other current assets	317,534	334,330
Deposits and other assets	308,145	(378,525)
Accounts payable	1,138,810	(327,453)
Amount due from related parties	562,250	—
Deferred revenue	180,260	—
Accrued expenses and other current liabilities	470,480	(2,021,466)
Net cash used in operating activities	(1,347,678)	(5,704,023)

Cash flows from investing activities:
Acquisition of property and equipment	—	(203,772)
Advance for sale of assets	2,400,000	—
Purchase of gaming machines, systems and deposits paid	(1,163,297)	(15,683,516)
Sale of property and equipment	70,160	2,129
Net cash generated/ (used) in investing activities	1,306,863	(15,885,159)

Cash flows from financing activities:
Proceeds from sale of stock, warrants and options	—	57,402
Repayment of short-term debt and leases	(86,838)	(89,329)
Repayment of notes payable	(1,462,267)	—
Net cash (used in)/ provided by financing activities	$(1,549,105)	$(31,927)
Effect of exchange rate change on cash	(33,182)	—
(Decrease)/ increase in cash and cash equivalents	(1,623,102)	(21,621,109)
Cash and cash equivalents at beginning of period	14,504,433	68,286,820
Cash and cash equivalents at end of period	$12,881,331	$46,665,711

Non-cash investing and financing activities:
Gaming machines purchased as related party payables	$—	$4,912,322

Supplemental disclosure of cash flows information
Interest paid	$169,320	$47,662
Income tax paid	—	—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.  The Company places its cash with financial institutions.  At March 31, 2009, the Company had deposits with financial institutions in excess of FDIC insured limits by $12.6 million.

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

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition.  If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.  Except for the write-down of carrying value of the equipment at the China facility (see Note 15 and 18), there are no impairment charges for long-lived assets for the first quarter of 2009.

Prepaids, Deposits and Other Current Assets

Prepaids, deposits and other current assets consist primarily of prepaid value-added taxes in foreign countries, sales tax in dispute and deposits.  The Company has restricted cash in the amount of $100,000, in the form of a certificate of deposit as security on a lease.  The restriction for the security deposit will be removed in February 2012 upon termination of the lease.  Restricted cash has been recorded in deposits and other assets in the accompanying consolidated balance sheets.

Consignment Inventory

As of March 31, 2009, the Company had consignment inventory, service supplies and parts of $235,218, net of a provision of obsolescence of $372,698.  Revenue is not recognized until ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the products evidenced by a purchase order or sales to third-party customers.

Gaming Machines and Systems

Gaming machines and systems are stated at cost.  The Company depreciates new gaming machines and systems over a five-year useful life and depreciates refurbished gaming machines over a three-year useful life once placed in service. Depreciation of gaming machines and systems of $2,390,465 and $1,292,754 are included in cost of gaming machine participation in the consolidated statement of operations for the three-month periods ended March 31, 2009 and 2008, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be 3-5 years, which in the case of leasehold improvements, is limited to the life of the lease and renewal period so long as renewal is reasonably assured. Depreciation of property and equipment of $96,063 and $98,236 are included in cost of operations (gaming products or non-gaming products) in the consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008, respectively.

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

Litigation and Other Contingencies

The Company is involved in various legal matters, litigation and claims of various types in the ordinary course of its business operations. The Company has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The status of significant claims is summarized in Note 16.

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

The Company recognizes revenue from its sales to independent distributors upon shipments to the distributors against distributor contracts or purchase orders for products.  The Company recognizes revenue on consignment inventory when ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the product in its service organization or sale to an end user.

The maintenance components that are part of long-term sales contracts are recorded as deferred revenue and are amortized over the remaining life of the sales agreement after the initial 90-day warranty as required by the Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company provides for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for its products, the Company provides for maintenance contracts that are billed and recognized on a monthly basis. Beginning January 1, 2009, the Company’s sales were through its independent distributors and it no longer offers long-term sales contracts or service to customers.

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

Revenues are recognized as incurred with the exception of one of our venues in which revenues are recognized as the payment for net winnings are received as collections from this venue were not reasonably assured.  Net winnings from this venue have been recorded as deferred revenue until the collections of such net winnings are reasonably assured.  Deferred revenues were $180,260 and nil as of March 31, 2009 and December 31, 2008, respectively.

Stock-Based Compensation

The Company adopted SFAS No. 123R, Share-Based Payments, to account for all its stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. Under the fair value recognition provisions of SFAS No. 123R, for stock-based compensation accrued to employees and non-employee directors, the Company recognizes stock-based compensation expense for all service-based awards with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding.  Stock-based compensation expense totaled $201,855 and $1,802,321 for the three-month periods ended March 31, 2009 and 2008, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.  See Note 12 for additional information regarding these assumptions.

Research and Development Expenses

Research and development costs are charged to expense as incurred.  Employee related costs associated with product development are included in research and development costs.  The Company incurred $95,095 and $323,721 in research and development expenses for the three-month periods ended March 31, 2009 and 2008, respectively.

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

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No. 109 (“FIN 48”), which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

The Company is subject to income tax examinations by tax authorities in the jurisdictions in which we operate. There are currently no income tax returns under examination by the U.S. Internal Revenue Service or any other major tax authorities.

Loss Per Share

Basic loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the year. There is no difference in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

Foreign Currency Translations and Transactions

The functional currency of the Company’s international subsidiaries is the local currency.  For these subsidiaries, the Company translates the assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year.  Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income/ (losses) within stockholders’ equity.  Gains and losses resulting from transactions in non-functional currencies are recorded in operations.

Fair Value Measurements

Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

•      Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

•      Level 2 - Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

•      Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

At March 31, 2009, cash and cash equivalent include $2.2 million in bank deposits which are reported at fair value.  At March 31, 2009, the Company does not have liabilities that are measured at fair value on a recurring basis.

During the first quarter of 2009, the Company has undertaken various restructuring activities (see Note 15 and Note 18). The restructuring activities required the Company to perform a fair value measurement, on a non-recurring basis, on the China facility to test for potential impairments. The fair value measurement indicated that the carrying value of the equipment at the China facility exceeds the fair value and, therefore, the equipment was written down to fair value. At March 31, 2009, in accordance with the provisions of SFAS No. 144 and SFAS No. 146, the equipment at the China facility with a carrying amount of $41,334 was written down to fair value of $11,918 which represents the estimated remaining useful life until disposed of and abandoned (a “Level 3” of the fair value hierarchy as described above), resulting in a write-down of $29,416, which was included as a restructuring charge in earnings for the period.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations (“SFAS No. 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141 (“SFAS 141”), better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company adopted this statement as of January 1, 2009 and the adoption has had no impact to the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the non-controlling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the non-controlling owners. The Company adopted this statement as of January 1, 2008 and the adoption has no impact on the financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in the conformity with generally accepted accounting principles (GAAP) in the United States.  It clarifies the order which sources of accounting principles have priority. The Company adopted this statement as of June 1, 2008 and the adoption has had no impact on the financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, that deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities. The Company adopted this statement as of January 1, 2009 and the adoption has had no impact on the Company’s financial position and results of operations.

Note 2.                                       Segments

The Company currently operates in three operating segments: (i) gaming machine participation operations (ii) table game product operations and (iii) non-gaming products operations, consisting primarily of the Dolphin Advanced Technologies Pty Ltd (“Dolphin”) automotive sector. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.  The following table presents the financial information for each of the Company’s operating segments:

	Three Months Ended March 31,
	2009	2008
Revenues:
Gaming machine participation operations	$945,735	$518,617
Table game product operations	158,479	680,030
Non-gaming product operations	678,609	1,732,876
Total revenues	$1,782,823	$2,931,523

Operating loss:
Gaming machine participation operations gross margin	$(2,164,715)	$(869,584)
Table game product operations gross margin	(20,488)	28,826
Non-gaming product operations gross margin	(77,805)	200,391
Corporate and other operating costs and expenses including restructuring	(3,762,910)	(5,861,999)
Total operating loss	$(6,025,918)	$(6,502,366)

Total depreciation and amortization:
Gaming machine participation	$2,390,465	$1,292,754
Table game products	186,265	188,364
Non-gaming products	19,285	71,066
Corporate	214,230	69,926
Total depreciation and amortization(1)	$2,810,245	$1,622,110

(1)          Includes $2,486,528 and $1,390,990 for the three-month ended March 31, 2009 and 2008, respectively, that was      reported in the respective cost of operations on the consolidated statements of operations (see Note 1).

Geographic segment revenues for the three-month periods ended March 31, 2009 and 2008 are as follows:

	March 31, 2009	March 31, 2008
Asia	$953,785	$618,397
United States	80,414	553,456
Australia	748,624	1,756,820
Other	—	2,850
	$1,782,823	$2,931,523

Note 3.                                       Inventories

Inventories consist of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Raw materials	$926,466	$1,309,765
Work-in-progress	148,188	202,837
Finished goods	2,644,353	1,001,108
	3,719,007	2,513,710
Less: allowances and other reserves	(1,409,056)	(1,417,664)
	$2,309,951	$1,096,046

Note 4.                                       Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Prepaid taxes	$279,009	$276,042
Prepayments to suppliers	223,935	172,500
Deposits on gaming machine orders	97,143	740,209
Other	67,975	110,736
	$668,062	$1,299,487

Note 5.                                       Receivables

Accounts and other receivable consist of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Trade accounts	$2,550,401	$2,259,864
Other	165,817	78,082
	2,716,218	2,337,946
Less: allowance for doubtful accounts	(660,540)	(923,603)
Net	$2,055,678	$1,414,343

Bad debt expenses for the three-month ended period ended March 31, 2009 and 2008 were $12,400 and $70,361, respectively, which were recorded in selling, general and administrative expenses in the consolidated statement of operations.

Note 6.                                       Gaming Equipment and Systems

The major categories of gaming equipment and systems and accumulated depreciation are presented below.

	Useful Life (years)	March 31, 2009	December 31, 2008
		(Unaudited)
Gaming equipment	3 - 5	$49,766,906	$49,282,197
Systems	5	5,778,163	6,151,165
		55,545,069	55,433,362
Less accumulated depreciation		(9,305,899)	(7,081,817)
		$46,239,170	$48,351,545

Depreciation expenses for the three-month periods ended March 31, 2009 and 2008 were $2,390,465 and $1,292,754, respectively, which were recorded in cost of gaming machine participation in the consolidated statements of operations.

Note 7.                                       Property and Equipment

Property and equipment consists of the following at March 31, 2009 and December 31, 2008:

	Useful Life (years)	March 31, 2009	December 31, 2008
		(Unaudited)
Equipment rented by customers	3 – 5	$14,606	$14,606
Equipment and vehicles, furniture and fixtures	3 – 5	5,706,499	5,789,631
Leasehold improvements	5	826,776	837,383
		6,547,881	6,641,620
Less accumulated depreciation		(3,118,090)	(2,917,153)
		$3,429,791	$3,724,467

At March 31, 2009 and December 31, 2008, the Company’s rented property and equipment by customers that represented assets held under capital leases was $14,606.

Note 8.                                       Intangible Assets, including Goodwill

In accordance with SFAS No. 142 and SFAS No. 144, the Company reviews goodwill and intangibles for impairment on an annual basis (December 31) or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  No circumstances indicate any further impairment provisions are necessary during the three-month period ended March 31, 2009.

The Company’s definite-life intangible assets are subject to amortization as follows:

	Useful Life (years)	March 31, 2009	December 31, 2008
		(Unaudited)
Patents	10	3,143,503	4,986,316
Less: impairment provision		—	(695,743)
Less: accumulated amortization		(826,731)	(1,666,533)

Customer relationships	10-13	1,684,101	1,684,101
Less: accumulated amortization		(615,688)	(588,292)

Trademarks	10-13	505,000	505,000
Less: accumulated amortization		(111,184)	(101,446)
Total		$3,779,001	$4,123,403

The Company’s goodwill was $84,210 at March 31, 2009 and December 31, 2008.

Note 9.                                       Deposits and Other Assets

	March 31, 2009	December 31, 2008
	(Unaudited)
Office equipment rental deposits	82,594	83,613
Sales tax in dispute	433,513	433,513
Restricted cash	109,794	419,256
Prepaid value-added tax	339,534	346,213
Other	979	2,084
Total	$966,414	$1,284,679

Note 10.                                Accrued Expenses

	March 31, 2009	December 31, 2008
	(Unaudited)
Payroll and related costs	$704,552	$724,450
Interest	117,011	150,864
Legal, accounting and tax	397,234	23,141
Litigation (Note 16)	1,064,562	1,066,190
Restructuring and severance costs	285,486	—
Other	609,843	748,113
Total	$3,178,688	$2,712,758

Note 11.                                Debt and Capital Lease Obligations

Debt and capital lease obligations consist of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Note payable to a related party at interest of 5% (Notes 13)	$10,625,533	$12,069,137
Short-term line of credit at an Australian bank	3,414	29,372
Capital lease obligation to an Australian bank at various interest rates and collateralized by equipment	567,432	663,400
Capital lease obligations for furniture, tooling and equipment	55,732	74,395
Total	11,252,111	12,836,304
Less current portion	(6,166,789)	(6,182,792)
Long-term portion	$5,085,322	$6,653,512

On September 30, 2008, in accordance with the amended Trade Credit Facility Agreement, Elixir International Limited (“Elixir International”), a wholly owned subsidiary of Elixir Group Limited which is the principal shareholder of the Company, surrendered its initial advance of $15.0 million to the Company in exchange for a new promissory note for the outstanding principal amount of $12.1 million.  The outstanding principal and the interest accrued (revised from 8% to 5%) thereon so to be repaid in 24 equal monthly installments reset from January 1, 2009 (Note 13).

Note 12.                                Stock-Based Compensation

Options

At the annual shareholders meeting on September 8, 2008, a new stock option plan, “2008 Stock Incentive Plan” (the “Plan”) was voted on and became effective January 1, 2009.

The Plan allows for incentive awards to eligible recipients consisting of:

•                 Options to purchase shares of common stock that qualify as incentive stock options within the meaning of the Internal Revenue Code;

•                 Non-statutory stock options that do not qualify as incentive options;

•                 Restricted stock awards; and

•                 Performance stock awards, which are subject to future achievement of performance criteria or be free of any performance or vesting.

The maximum number of shares reserved for issuance under the Plan is 5,000,000 and the exercise price shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, in which case the exercise price shall then be 110% of the fair market value.

During the three-month period ended March 31, 2009, stock options for the purchase of 500,000 shares of common stock were granted with a weighted average exercise price of $0.13 and weighted average fair value of $0.11 and will vest over a six-month and one day period.

Prior to January 1, 2009, the Company had two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Stock Option Plans”), through which 15,000,000 shares and 300,000 shares were authorized, respectively.  Both Stock Option Plans expired on December 31, 2008.

In May 2007, stock options for the purchase of 5,000,000 shares of common stock were granted by the board of directors outside of the Stock Option Plans pursuant to the initial closing of the transactions under the Purchase and Product Participation Agreement (“Product Participation Agreement”) with Elixir Group Limited (“Elixir Group”), to certain employees and non-employees of Elixir Group and their parent Melco International Development Limited.  Each option had an exercise price of $2.90 per share and vested over three-year and five-year terms.

Options for the purchase of 14,189,005 shares of common stock issued and outstanding under the Plan and Stock Option Plans and stock options for purchases of common stock granted under the Product Participation Agreement have a weighted average exercise price of $1.99, a weighted average fair value of $0.50 and an aggregate intrinsic value of $54,700 as of March 31, 2009.

As of March 31, 2009, 5,560,658 stock options were exercisable and have a weighted average exercise price of $2.86 and a weighted average fair value of $0.97.  They have no aggregate intrinsic value due to the fair market value of the Company’s stock as of that date.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	15,246,267	$2.28	5.09	$94,500
Granted	500,000	$0.13	—	—
Exercised	—	—	—	—
Cancelled	(1,557,262)	$4.30	—	$2,000
Outstanding as of March 31, 2009	14,189,005	$1.99	4.68	$54,700
Exercisable as of March 31, 2009	5,560,658	$2.86	2.72	—

Warrants

A summary of the status of the Company’s warrants outstanding at March 31, 2009 and changes during the three-month period then ended is presented in the table below.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2008 and March 31, 2009	13,125,000	$1.86	3.59	—
Exercisable as of March 31, 2009	13,125,000	—	—	—

There were no warrants granted, exercised or cancelled during the three-month period ending March 31, 2009.  Outstanding and exercisable warrants have no aggregate intrinsic value as of March 31, 2009 due to the fair market value of the Company’s stock as of these dates.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options and warrants granted during the three-month periods ended March 31, 2009 and 2008:

	March 31,
	2009		2008
	Low	High	Low	High
Range of values:
Expected volatility	136.27%	316.92%	60.00%	60.00%
Expected dividends	—	—	—	—
Expected term (in years)	1.88	9.70	3.13	10.00
Risk free rate	0.81%	2.71%	2.72%	3.72%

For stock-based compensation accrued to employees and non-employee directors, the Company recognizes stock-based compensation expense for all service-based awards with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.

For non-employee awards, the Company remeasures compensation costs each period until the service condition is complete and recognizes compensation costs on the straight-line basis over the requisite service period.

The Company estimates forfeitures and recognizes compensation costs only for those awards expected to vest, assuming all awards would vest, and reverses recognized compensation costs for forfeited awards when the awards are actually forfeited.

For awards with service conditions and graded vesting that were granted prior to the adoption of SFAS No. 123R, the Company estimates the requisite service period and the number of shares expected to vest, and recognizes compensation expense for each tranche on the straight-line basis over the estimated requisite service period.

Note 13.                                Related Party Transactions

At March 31, 2009 and December 31, 2008, the Company had a note payable of $10.6 million and $12.1 million, respectively, to Elixir International relating to purchases of electronic gaming machines, casino management systems and other peripherals.

On April 21, 2008, the Company entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International.  Pursuant to the Facility Agreement, Elixir International provided trade credits to the Company for its purchases of electronic gaming machines from Elixir International in exchange for the Company’s issuance of unsecured notes to Elixir International bearing interest at a fixed rate of eight percent (8.0%) per annum.  Titles for any gaming machines offered in exchange for the notes passes to the Company upon issuance of the notes.

Upon entering into the Facility Agreement, the Company immediately issued the first note pursuant to the terms of the Facility Agreement in the principal amount of $15,000,000 (the “Initial Advance”).  The Initial Advance extinguished an existing current trade payable of an equivalent amount to Elixir International in respect to gaming machines previously acquired.

The Company is obligated to repay the principal, plus any accrued interest thereon, of the Initial Advance in 24 equal monthly installments after the date of issue.  The Initial Advance is subject to demand by Elixir International for immediate payment only if there is either an event of default or a change of control as defined in the Facility Agreement.  As of November 6, 2008, the Facility Agreement was amended to include new payment terms (see Note 11).

For the three-month periods ended March 31, 2009 and 2008, the Company recorded sales of table game products of $52,625 and $69,356, respectively, to Elixir International.

Note 14.                                Income Taxes

The Company’s reported income tax rate for the three months ended March 31, 2009 and March 31, 2008, was 0.05% and 0.61%, respectively.  The reported income tax rate for the three months ended March 31, 2009, was lower than the three months ended March 31, 2008, due to significant losses incurred for the U.S. operations which offset against operating income generated in other foreign jurisdictions.

Note 15.                                Restructuring Charges

Classified in accordance with SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities, the Company incurred restructuring charges of $509,071 during the first quarter of 2009 for severance wages and benefits related to the termination of employees and the write-down of remaining China plant equipment.  The amount represents the contractual and other agreements with employees which only include charges for termination benefits measured at the estimated fair value at the termination date. It does not include charges for services to be provided after the termination date. During the first quarter of 2008, the Company incurred restructuring charges of $165,570 for facility operating leases that the Company vacated.  The liability was calculated based upon the remaining lease rentals, reduced by a combination of actual sublease rentals and estimated sublease rentals and recorded at fair value.

Note 16.                                Commitments and Contingencies

Legal Matters

The Company is a party to certain claims, legal actions, and complaints, including a patent infringement action between the Company and one of its main competitors and the sales tax dispute, as discussed below. The Company cannot estimate the probable loss is, if any, or predict the likely outcomes of any such matters, and, accordingly, no accrual has been made for them.

Shuffle Master Litigation

On March 16, 2009, the Company entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. (“Shuffle Master”) pursuant to which the Company settled it long-running patent litigation with Shuffle Master and sold to Shuffle Master intellectual property and inventory related to the Company’s card shuffling and card deck checking equipment, including the RandomPlus Shuffler, the ShufflePro Shuffler and the DeckChecker.  See Note 18 for more details in respect of the Purchase and Settlement Agreement.

Purton Litigation

On October 5, 2007, William Purton filed an action against the Company in the Supreme Court of Victoria at Melbourne, Australia claiming he is owed monies under the July 2006 Share Sale Agreement by which the Company acquired Dolphin.  In addition, Mr. Purton is claiming he is owed money for an independent contractor agreement that he claims he was offered.  The Company has filed a counterclaim.  The matter is now in the discovery phase and is proceeding toward trial.  While the Company is optimistic regarding the matter, it is not possible to predict the likely outcome of this case.

Sales Tax Audit

In February 2004, the State of Nevada initiated a sales/use tax audit of the Company’s equipment lessors. As of the date of this filing, the State of Nevada has not made a determination if there has been a shortfall in the payment of the sales/use tax. If the State of Nevada determines that the sales of the products to the equipment lessors is at the level at which sales/use tax should have been collected, the liability is of the leasing companies could be passed on to the Company and may not be recoverable. The outcome could range from a refund to a potential liability with interest and penalties. However, no probable loss, if any can be estimated at this time.  Accordingly, no accrual has been made for any possible losses in connection with this matter.

Lombino Litigation

On October 9, 2008, Charles Lombino, an attorney who was contracted by the Company to do legal work in 2005 and 2006 filed suit against the Company claiming he had performed services during that time period for which he was not paid, and demanding $180,000 in payment for such services.  On March 12, 2009, the Clark County District Court dismissed the case without prejudice due to Lombino’s failure to serve the Company on a timely basis.

Note 17.                                Loss Per Share

Basic loss per share is computed by dividing the reported net loss for the period by the weighted average number of common shares outstanding during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

Note 18.                                Subsequent Events

On March 16, 2009, the Company entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. (the “Purchase and Settlement Agreement”) pursuant to which it sold to Shuffle Master its portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, including but not limited to, the trademarks of Random Plus™, ShufflePro™ and Deck Checker™, and certain inventory of such products.

In addition, Shuffle Master and the Company have settled all outstanding patent infringement litigation with respect to U.S. Patent No. 6,665,684 dealing with automated shuffler technology.  The total consideration paid by Shuffle Master under the Purchase and Settlement Agreement is a base amount of $2.4 million, subject to an adjustment of up to an additional $400,000 related to inventory, subject to an inspection of the condition and final selection of the inventory items to be delivered by the Company. The base amount of $2.4 million was received in March 2009 and the remaining $400,000 was received in April 2009 upon the conclusion of the Purchase and Settlement Agreement.  The Company will recognize a gain relating to the asset disposal of approximately $2.0 million in the second quarter 2009.

As a result of the transactions under the Purchase and Settlement Agreement, which was completed in April 2009, the China facility became redundant and, therefore, was completely closed at the end of April 2009.  At March 31, 2009, the Company incurred a restructuring charge of $29,416 relating to the write-down of its remaining plant equipment.

Item 2.                                        Management’s Discussion and Analysis of Financial Condition and           Results of Operations

CAUTIONARY STATEMENT

You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

During the first quarter of 2009, we owned or had rights to certain trademarks that we used in connection with the sale of our products, including, but not limited to, the following: VendingData™, Deck Checker™, Random Ejection™, Random Plus™, PokerOne™, ChipWasher™, ShufflePro™, DeckSetter® and Dolphin™. However, pursuant to the Purchase and Settlement Agreement entered into between Shuffle Master, Inc. and the Company on March 16, 2009, we have sold Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventory of such products. As a result of this agreement, we ceased to own the relevant trademarks of Random Plus™, ShufflePro™, and Deck Checker™. Other than the aforesaid trademarks, this report also makes reference to trademarks and trade names of other companies.

Overview

Elixir Gaming Technologies is a provider of gaming technology solutions, with a primary focus on leasing electronic gaming machines on a revenue sharing basis to gaming establishments within Pan Asian markets.

Our revenues for the three-month period ended March 31, 2009 were $1.8 million and our operations consisted of three segments:

•                 Gaming machine participation, which focuses on our ownership of electronic gaming machines and gaming management systems placed in hotels and other venues in emerging markets in Asia on a revenue sharing basis;

•                 Table game products, which focus on the design, manufacture and distribution of table game products, including traditional and RFID casino chips, automated shuffling devices, card scanners and chip washers; and

•                 Non-gaming products, which focus on the design, manufacture and sale of component parts primarily for the automotive industry.

For the three-month period ended March 31, 2009, revenue from gaming machine participation operations, our primary business, comprised 53% of our total revenues.

In September 2007, we commenced our gaming machine participation operations pursuant to a Securities Purchase and Product Participation Agreement (the “Product Participation Agreement”) dated June 12, 2007 between ourselves and Elixir Group Limited (“Elixir Group”), our principal shareholder.  Since then our primary business focus has been on the ownership and leasing of electronic gaming machines and gaming management systems placed with venue owners on a revenue share basis across several countries in Asia where we or our affiliates have established a strategic presence.

On November 6, 2008, the Securities Purchase and Product Participation Agreement was terminated between ourselves and Elixir Group (details of the termination are set out in our Forms 10-Q filed November 15, 2008 and 10-K filed March 30, 2009).  As a result, we now identify and secure by ourselves venues for the placement of electronic gaming machines and casino management systems, which track game performance and provide statistics on each installed electronic gaming machine owned and leased by us.  We contract with the venue owners or operators for the placement of the electronic gaming machines on a revenue sharing basis. In addition, we acquire and install by ourselves, the gaming machines, casino management systems and other gaming peripherals at the relevant gaming venues.

During the first quarter, we continued to make progress in our efforts to reorganize our operations.  On March 16, 2009, we entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. (the “Purchase and Settlement Agreement”) pursuant to which we sold to Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventory of such products and settled all outstanding litigation between Shuffle Master and the Company, which traced back to October 5, 2004.   The total consideration paid by Shuffle Master was $2.8 million, of which $2.4 million was received in March 2009 and $400,000 was received in April 2009.  We will recognize a gain relating to the asset disposal of approximately $2.0 million in the second quarter 2009. As a result of the transactions under the Purchase and Settlement Agreement, which was completed in April 2009, the China facility became redundant and, therefore, was completely closed at the end of April 2009. At March 31, 2009, we incurred a restructuring charge of $29,416 relating to the write-down of its remaining plant equipment. We believe that this transaction provided significant financial benefits to us as it improves our cash position and frees up our resources to focus on addressing market opportunities that further our strategy of expanding our core electronic gaming machine participation business.

We are currently operating in a difficult global environment. However, we anticipate that we will be able to turn adjusted EBITDA (earnings before interest, taxes, depreciation, and amortization, and non-cash stock compensation expense) positive in the third or fourth quarter of 2009.

We are dependent on the success of our gaming machine participation operations and our ability to execute our cost reduction initiatives in order to remain viable and grow.

Our gaming machine operations are currently concentrated in two countries, the Philippines and Cambodia.

In the Philippines, we currently have 817 machines in operation at 5 venues.  We have been proactively working with our venue owner partners to develop more targeted marketing and promotional strategies to accelerate growth in net wins and implementation of these initiatives is planned for the current quarter.  We remain encouraged by our improving performance in this market and are seeking to expand our operations.  We anticipate opening three to four additional venues in the Philippines in the remainder of 2009, adding approximately 400 machines to our operating installation base.

In Cambodia, we currently have 240 machines in operation in one location, Premier Club at NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE:3918). During the first quarter 2009 periods, we closed all of our operating venues in Cambodia with the exception of Premier Club at NagaWorld due to regulatory changes. Despite these venue closures, we achieved quarterly sequential revenue growth for our gaming machines participation operations in Cambodia for the first quarter 2009.  This was a direct result of our contract with NagaWorld to place electronic gaming machines on a participation basis in a designated section of NagaWorld’s gaming floor called Premier Club.  Under this contract, we and NagaWorld jointly manage the operations at Premier Club.  NagaWorld is the only licensed full service casino in Phnom Penh and one of a very few gaming establishments currently in operation after the widespread closures of gaming clubs in the Phnom Penh area.  Premier Club at NagaWorld has been a strong contributor to our gaming machine participation revenue since machines were first deployed at the end of January 2009 and has enabled us to demonstrate our expertise in operations enhancing our competitive positioning in this market.

Simultaneous with our efforts to grow the gaming machine participation business, we have made progress during the first quarter 2009 in executing our cost reduction initiatives and have continued to identify additional cost saving opportunities.  Such reductions are critical given the current economic climate and the need to provide a much leaner cost structure to derive greater benefits from the leverage inherent in our operating model.  During the three-month period ended March 31, 2009, we reduced cash operating expenses by $0.7 million compared to the prior quarter period.  We are on track to reduce cash selling, general and administrative expenses to under $2.0 million by the end of the three-month period ending September 31, 2009 ahead of our previous target of $2.5 million of cash selling, general and administrative expenses for the same period.

Results of Operations for the Three-Month Periods Ended March 31, 2009 and 2008

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our three segments for the three-month periods ended March 31, 2009 and 2008, namely gaming machine participation, table game products and non-gaming products.

	Three Months Ended March 31,		Increase/(Decrease)
	2009	2008	Dollar Amount	% Amount
Total:
Revenues	$1,782,823	$2,931,523	$(1,148,700)	(39)%
Gross loss	$(2,263,008)	$(640,367)	$(1,622,641)	253%
Gross margin percentage	(127)%	(22)%	—	(105)%
Operating loss	$(6,025,918)	$(6,502,366)	$476,448	(7)%
Net loss	$(6,240,847)	$(5,301,550)	$(939,297)	18%

Basic and diluted loss per share	$(0.05)	$(0.05)	$—	—
Weighted average shares outstanding	114,956,671	114,923,562

Gaming machine participation:
Revenues	$945,735	$518,617	$427,118	82%
Gross loss	$(2,164,715)	$(869,584)	$(1,295,131)	149%
Gross margin percentage	(229)%	(168)%	—	(61)%

Table game products:
Revenues	$158,479	$680,030	$(521,551)	(77)%
Gross (loss)/profit	$(20,488)	$28,826	$(49,314)	(171)%
Gross margin percentage	(13)%	4%	—	(17)%

Units sold:
Shufflers	13	103	(90)	(87)%
DeckCheckers	2	—	2	—
Chip washers	1	1	—	—
RFID chips	—	53,400	(53,400)	(100)%

Non-gaming products:
Revenues	$678,609	$1,732,876	$(1,054,267)	(61)%
Gross (loss)/profit	$(77,805)	$200,391	$(278,196)	(139)%
Gross margin percentage	(11)%	12%	—	23%

Total revenues for the three-month period ended March 31, 2009 decreased from the corresponding period in the prior year due to a decrease in non-gaming and table game product sales, partially offset by an increase in participation revenues. Revenue from non-gaming products declined as a result of decreased orders from our major customers.  Revenue from table game product sales declined as a result of reduced RFID chip and DeckChecker sales. In the prior year period, table game product sales benefited from a RFID chip order for a new casino in Macau.  The decrease in table game product and non-gaming revenues was partly offset by an increase in gaming machine participation revenue as a result of higher average net win per machine.

Gross margin has decreased primarily as a result of higher depreciation expenses for our gaming machine participation operations.  Revenues have yet to cover the cost of machine depreciation which is recorded in costs of operations.

Operating loss and loss per share for the three-month period ended March 31, 2009 was impacted by our negative gross margin.

Gaming Machine Participation

In September 2007, we began our electronic gaming machine participation operations in Asia as part of our primary focus on placing gaming machines on a revenue sharing basis. Revenue from our gaming machine participation operations during the three-month period ended March 31, 2009 was $945,735 compared to revenue of $518,617 for same period in 2008. The increase in revenue was primarily the result of higher average net win per machine compared to the three-month period ended March 31, 2008 when our gaming machines participation operations were still in their infancy.

Our gross loss from gaming machine participation operations for the three-month period ended March 31, 2009 was $2,164,715 compared to a gross loss of $869,584 for the same period in 2008. Our costs of goods sold for the three-month period ended March 31, 2009 included $2.4 million of depreciation of electronic gaming machines and approximately $379,000 of write-down of venue set-up costs related to our venue closures in Cambodia.  After giving no effect to depreciation expenses or write-downs, we had gross income of $0.6 million for the three-month period ended March 31, 2009.

As of March 31, 2009, we had a total number of gaming machines of 2,175 of which 1,107 machines were held in inventory and 1,068 machines were in operation.  Of the 1,068 gaming machines in operation, 831 machines were in operation in five venues in the Philippines and 237 machines were in operation in one venue in Cambodia. Of our 831 gaming machines in operation in the Philippines, we recognized revenue on gaming activities occurring on 633 machines and deferred revenues for the remaining 198 machines in one venue because the collection from this venue was not reasonably assured.

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

Under the terms of the agreement, we are contracted to place electronic gaming machines in Premier Club, an assigned area of NagaWorld, and share in the gross revenue generated by each machine placed.  We have joint control with NagaWorld over the operation of the electronic gaming machines, including floor staff and respective audit rights. We are entitled to 25% of the revenue generated by the machines placed by us and NagaWorld are entitled to 75% of such revenue. Most of the costs and expenses related to the operation of the machines placed by us, such as marketing funds, staff costs and staff meal expenses, is shared 25% by us and 75% by NagaWorld.  This agreement is valid for a term of five years commencing from the live commercial launch of the operation of our machines in NagaWorld on January 26, 2009.

On February 24, 2009, Cambodia’s Prime Minister called for the closure of the country’s sole bookmaker, Cambo Six and said the government would not renew its license upon expiration in 2011.  Subsequent to this action, all slot clubs in Cambodia’s Phnom Penh area, including ours, were either temporarily or permanently closed, with the exception of those operated within NagaWorld. NagaWorld operates under an exclusive casino license within a 200 kilometer radius of the capital city of Phnom Penh and the Premier Club at NagaWorld is our sole venue in operation in Cambodia.

As of May 11, 2009, we had 1,057 gaming machines in operation and approximately 1,100 gaming machines in inventory. In the Philippines, we had 817 machines in operation in 5 venues. In Cambodia, we had 240 machines in operation reflecting additional machines added to our Premier Club at NagaWorld.

We anticipate approximately 400 additional machine placements in 2009 through the rollout of new contracts in the Philippines.  However, in the event gaming machine performance at our contracted venues does not meet expectations, we may choose to withdraw all or a portion of our gaming machines from such venues for future redeployment in new or existing venues with better performance prospects.

Table Game Products

On March 16, 2009, we entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. (the “Purchase and Settlement Agreement”) pursuant to which we sold to Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, including but not limited to, the trademarks of Random Plus™, ShufflePro™ and Deck Checker™, and certain inventory of such products.

Table game products revenue decreased $521,551 to $158,479 for the three months ended March 31, 2009 compared to the corresponding period in the prior year.  The decline was a result of decreases in Shuffler, ChipWasher, RFID chip and service revenue as well as the sale of all of the automated card verification machines and electronic card shuffling systems during the first quarter 2009 period.

Our gross margin on table game products decreased in the three-month period ended March 31, 2009 over the corresponding period of the prior year due to decreased volumes resulting in production inefficiencies and decreased margins to our distributor.

Non-Gaming Products

Non-gaming products revenue, which consists of automotive tooling and parts, decreased in the three-month period ended March 31, 2009 by $1,054,267 to $678,609 compared to $1,732,876 in the corresponding period of the prior year.  The decrease is related to sales reduction from our largest customer as they decreased their production for the year.

Gross margins decreased by $278,000 to a loss of $78,000 due to the reduction in sales orders from our major customer.

Operating Expenses

The following is a schedule of expenses on a consolidated basis:

	Three Months Ended March 31,		Increase/(Decrease)
	2009	2008	Dollar Amount	% Amount
Selling, general and administrative	$2,633,172	$3,339,267	$(706,095)	(21)%
Stock-based compensation expense	201,855	1,802,321	(1,600,466)	(89)%
Research and development	95,095	323,721	(228,626)	(71)%
Depreciation and amortization	323,717	231,120	92,597	40%
Restructuring charges	509,071	165,570	343,501	207%
	$3,762,910	$5,861,999	$(2,099,089)	(36)%

Selling, General and Administrative Expenses

During the three-month period ended March 31, 2009, selling, general and administrative expenses decreased by $706,095 compared to the prior year period due to our cost reduction initiatives.  Salaries and wages expense declined $130,107 as a result of headcount reductions and voluntary senior management pay reductions.  Legal expense and external consultancy and accounting fees declined $249,322 due to greater reliance of related projects on in-house personnel.  Travel decreased by $103,987 due to concerted efforts to reduce employee travel to the bare minimum. Investor relations declined $73,346 due to participation in fewer investor events during the period.  Advertising expense decreased by $34,926 due to rebranding of our new company image in the prior year period and office supplies decreased by $50,665 due to various cost reduction initiatives.  Based on our cost reduction plans, we anticipate further reductions in selling, general, and administrative expenses over the next two quarters.

Stock-Based Compensation Expense

Stock-based compensation expense decreased by $1.6 million to $201,855 for the three-month period ended March 31, 2009, compared to $1,802,321 in the corresponding period of the prior year primarily due to re-measurement of non-employee awards at fair market value and senior executives who have departed and their stock options were forfeited.

Research and Development Expenses

Research and development expenses for the three-month period ended March 31, 2009 decreased $228,631 compared to the prior year period as a result of reduced expenses related to the development of ShufflePro and Chip Washer products. As a result of our sale to Shuffle Master of our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventory of such products pursuant to the Purchase and Settlement Agreement as set out above, it is anticipated that our future research and development will be focused on non-gaming product enhancements.

Depreciation and Amortization Expenses

The total depreciation and amortization expenses increased $92,597 for the three-month period ended March 31, 2009 compared to the prior year period.  The increase was the result of additional depreciation for office equipment and leasehold improvements.

Restructuring Charges

During the three-month period ended March 31, 2009, as part of our cost reduction initiatives, we incurred restructuring charges of $509,071 for severance wages and benefits related to the termination of employees and write-down of remaining plant equipment.  The amount represents the contractual and other agreements with employees including a former executive, which only includes charges for termination benefits measured at the estimated fair value at the termination date.  It does not include charges for services yet to be rendered.

Other Income/(Expenses)

	Three Months Ended March 31,		Increase/(Decrease)
	2009	2008	Dollar Amount	% Amount
Interest expense and finance fees	$(135,938)	$(54,287)	(81,651)	150%
Interest income	38,388	366,751	(328,363)	(90)%
Foreign currency gains/(losses)	(126,566)	839,966	(966,532)	(115)%
Other	12,379	80,527	(68,148)	(85)%
Total	$(211,737)	$1,232,957	$(1,444,694)	(117)%

Interest Expense and Finance Fees

Interest expense and finance fees increased $81,651 for the three-month period ended March 31, 2009 compared to the same period in 2008 due to higher debt level principally relating to the issuance of notes from Elixir International.  In April 2008, we signed a note agreement for $15.0 million with Elixir International accruing 8% interest and in November 2008, the agreement was amended and the interest rate was reduced to 5%.

Interest Income

Interest income decreased $328,363 for the three-month period ended March 31, 2009 compared to the same period in 2008 as a result of the decrease in our cash and cash equivalents held in overnight money market accounts.  Cash in bank decreased by $33.78 million to $12.88 million from March 31, 2008 to March 31, 2009. Our cash balance as of March 31, 2008 was high due to funding received on the private placement of our common stock in the fourth quarter of 2007.

Foreign Currency Transactions

The Company incurred foreign currency losses of $126,566 for the three-month period ended March 31, 2009 compared to gains of $839,966 for the same period in 2008. The current period losses resulted from the appreciating value of the U.S. dollar denominated payables at our Philippine operations, whose functional currency is the Philippine peso. In the first quarter of 2008, the Philippine affiliate recorded foreign currency transaction gains mainly due to settlement of U.S. dollar denominated payables as a result of the appreciating value of the Philippine peso.

Other

In the three-month period ended March 31, 2009, we recorded $53,151 income related to a grant from the Australian Federal Government and netted this off against other expenses of $40,772.

Income Tax Provisions

Our effective tax rate for the three-month period ended March 31, 2009 was approximately 0.05%.  We will continue to review the tax losses and income generated in the future by our foreign subsidiaries to evaluate whether they should be reflected as a benefit or provision in our consolidated financial statements.

	Three Months Ended March 31,		Increase/(Decrease)
	2009	2008	Dollar Amount	% Amount
Income tax provisions	$(3,192)	$(32,141)	$28,949	(90)%

FINANCIAL CONDITION

Liquidity and Capital Resources

On April 21, 2008, we entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International.  Titles on any gaming machines offered in exchange for the notes passes to the Company upon issuance of the notes.

Upon entering into the Agreement, we immediately issued the first note pursuant to the terms of the Facility Agreement in the principal amount of $15,000,000 (the “Initial Advance”).  The Initial Advance extinguished an existing current trade payable of an equivalent amount to Elixir International in respect to gaming machines previously acquired.

Under the terms as amended on November 6, 2008, we are obligated to repay the current principal of $10.6 million, plus any accrued interest thereon, in equal monthly installments of $529,489 through December 1, 2010.  The advances under the Facility Agreement are subject to demand by Elixir International for immediate payment only if there is either an event of default or a change of control defined in the Facility Agreement.

As of March 31, 2009, we had total cash and cash equivalents of $12.9 million and a working capital balance of $2.8 million.  Our working capital was positively impacted by the sale of our Deckchecker and card shuffler assets for which we received the base payment of $2.4 million in cash in March 2009. However, working capital was negatively impacted by the repayment of the note payable due to Elixir International and operating losses.

During the three-month period ended March 31, 2009, we incurred negative cash flow from operations of approximately $1.3 million.  Our current gaming machine inventory level is approximately 1,100, which we will seek to re-deploy into new projects and existing sites.  We intend to purchase a limited number of gaming machines during 2009 to augment our existing inventory of machines and enhance game floor mix to better optimize performance at anticipated new and existing venues. With limited exceptions, we believe we will be able to purchase second-hand machines at significantly discounted prices.  We will also purchase casino management systems during 2009 for placement in previously purchased or new gaming machines depending upon our business plan’s execution.  Based on our existing growth plans, we anticipate capital expenditures will be limited to approximately $2.0 to $3.0 million for the remainder of 2009.

Based on:

•                  our extensive cost cutting measures, which involve, amongst other initiatives, the closure of our China factory and Macau office and significant reductions in traveling and entertainment expenses, once fully implemented in the third quarter of 2009 should result in annualized selling, general and administrative cost savings of approximately 49% compared to 2008 levels;

•                  the receipt of the sale proceeds from the sale of our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventories of such products to Shuffle Master, Inc. in March and April of 2009; and

•                  our assumption that we will be successful in our endeavors to ramp up the revenue base by focusing our placement of gaming machines in better performing venues and plans to provide value-added services, such as promotion and marketing advisory services, to certain venues with a view to improving net win per machine.

We believe our available working capital, along with cash expected to be generated from operations, will allow us to meet our working capital needs through March of 2010.

We may require additional funding in 2009, in which case, we will look into the options for raising additional funds through various financing sources, including the sale of debt or equity securities and the procurement of commercial debt financing and vendor financing.  However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected.  Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility and any equity financing will be dilutive to our present stockholders.

Cash Flows Summary

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)
Cash provided by/ (used in):
Operations	$(1,347,678)	$(5,704,023)	$4,356,345
Investing	1,306,863	(15,885,159)	17,192,022
Financing	(1,549,105)	(31,927)	(1,517,178)
Effect of exchange rate change in cash	(33,182)	—	(33,182)
	$(1,623,102)	$(21,621,109)	$(19,998,007)

Operations

Cash used in operations decreased as a result of the decrease in working capital as well as outlays for operating expenses such as salary, travel, rent and professional fees.

Investing

Cash used in investing activities decreased as a result of the advance payment received for the sale of assets and significant reductions in purchasing of gaming machines and systems after the first year of operation.  Electronic gaming machines and property, plant and equipment of $1.2 million were purchased in the three-month period ended March 31, 2009.

Financing

Cash used in financing activities increased as a result of repayment of the note payable to Elixir International.

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

Intangible Assets, including Goodwill

Intangible assets consist of patents, customer relationships, trademarks and goodwill. They are recorded at cost and are amortized, except for goodwill, on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 10 to 13 years. The straight-line amortization method is utilized because we believe there is not a more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

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

Consignment Inventory

As of March 31, 2009, we had consignment inventory, service supplies and parts of $235,218, net of a provision of obsolescence of $372,698. Revenue is not recognized, and the inventory remains ours, until ownership of the product and title passes to the distributor, which occurs upon the distributor’s use of the products or sales to third-party customers.

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

Gaming and Non-Gaming Product Revenues

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

The maintenance components that are part of long-term sales contracts are recorded as deferred revenue and are amortized over the remaining life of the sales agreement after the initial 90-day warranty as required by the Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. We provide for estimated warranty repair costs associated with sales contracts. Although there are no extended warranties offered for its products, we provide for maintenance contracts that are billed and recognized on a monthly basis.  Beginning January 1, 2009, our sales were being made through its independent distributors and we no longer offer long-term sales contracts or service to customers.

Participation Revenues

We earn recurring revenue by providing customers with electronic gaming machines and casino management systems which track game performance and provide statistics on installed electronic gaming machines owned by us and leased to venue owners.  Revenues are recognized on the contractual terms of the participation agreements between ourselves and the venue owners and are based on our share of net winnings.

Revenues are recognized as incurred with the exception of one of our venues in which revenues are recognized as the payment for net winnings are received as the collections from this venue were not reasonably assured.  Net winnings from this venue have been recorded as deferred revenue until the collections of such net winnings are reasonably assured.  Deferred revenue was $180,260 and nil as of March 31, 2009 and December 31, 2008, respectively.

Stock-Based Compensation

We adopted SFAS No. 123R, Share-Based Payment, to account for all its stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. Under the fair value recognition provisions of SFAS No. 123R, for stock-based compensation accrued to employees and non-employee directors, we recognize stock-based compensation expense for all service-based awards with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation costs of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, we remeasure compensation costs each period until the service condition is complete and recognizes compensation costs on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding.  Stock-based compensation expense totaled $201,855 and $1,802,321 for the three-month periods ended March 31, 2009 and 2008, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

We are subject to income tax examination by tax authorities from 2003 through the present period in jurisdictions in which we operate. There are currently no income tax returns under examination by the U.S. Internal Revenue Service or any other major tax authorities.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations (“SFAS No. 141”), but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141 (“SFAS 141”), better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS No. 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS No. 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We adopted this statement as of January 1, 2009 and the adoption has had no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). This statement establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amount attributable to both the parent and the non-controlling interests. The statement also establishes reporting requirements that provide sufficient disclosure that clearly identify and distinguish between the interest of the parent and those of the non-controlling owners. We adopted this statement as of January 1, 2008 and the adoption has had no impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in the conformity with generally accepted accounting principles (GAAP) in the United States.  It clarifies the order which sources of accounting principles have priority.  We adopted this statement as of June 1, 2008 and the adoption has had no impact on our financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, that deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities. We adopted this statement as of January 1, 2009 for non-financial assets and non-financial liabilities and the adoption has had no impact on our financial position and results of operations. See Note 1 in the Notes to Consolidated Financial Statements for additional disclosures.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.            Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2009 due to material weakness as identified at December 31, 2008.  While we have implemented additional control procedures to mitigate the risks associated with these material weaknesses, these controls have not been tested as of March 31, 2009.  Thus, our material weaknesses will not be considered remediated until testing has been completed and provides management a basis to conclude that these controls are properly designed and operating effectively.

As previously reported in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2009, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of its last fiscal year, management identified four material weaknesses (i) tracking and accounting of electronic gaming machines (EGMs), (ii) foreign currency transaction and translation, (iii) calculation and recording of stock-based compensation, and (iv) valuation of inventory, receivables and intangible assets, in our internal control over financial reporting as of December 31, 2008. This section of Item 4,”Controls and Procedures,” should be read in conjunction with Item 9A,”Controls and Procedures,” included in our Form 10-K for the year ended December 31, 2008, for additional information on Management’s Report on Internal Controls Over Financial Reporting. Management is committed to remediate the material weaknesses as timely as possible and has implemented the following additional control procedures during the first quarter of 2009 when preparing the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States.

•                  In order to ensure our EGMs balance was correct as of March 31, 2009, a physical count of EGMs at March 31, 2009 was conducted with no material discrepancies noted.

•                  Management performed a thorough review of the re-measurement of foreign currency balances at March 31, 2009.

•                  Management performed a thorough review of the calculation and recording of stock-based compensation for the three-month period ended March 31, 2009.

•                  Management performed thorough reviews of and more robust analyses on certain critical estimates and account balances at March 31, 2009.

(b)  Changes in internal control over financial reporting.

Except as indicated in section (a) above, there were no other changes in our internal controls over financial reporting that occurred during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

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

ELIXIR GAMING TECHNOLOGIES, INC.
(Registrant)

Date:	May 15, 2009	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	May 15, 2009	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Vice President Finance and Chief Accounting Officer