Form 10-Q
period 2009-06-30
Elixir Gaming Technologies, Inc.
filed 2009-08-14
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Not Applicable

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

As of August 11, 2009, 114,956,667 shares of common stock of Elixir Gaming Technologies, Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.                                   Financial Statements

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,514,655	$14,504,433
Accounts receivable, trade, net of allowance for uncollectible of $634,618 in 2009 and $923,603 in 2008	2,682,369	1,336,261
Due from a related party	8,176	531,109
Other receivables	329,297	78,082
Inventories	454,375	1,096,046
Prepaid expenses and other current assets	967,194	1,299,487
Total current assets	13,956,066	18,845,418

Gaming equipment and systems, net of accumulated depreciation of $11,232,207 in 2009 and $7,081,817 in 2008	44,144,417	48,351,545
Property and equipment, net of accumulated depreciation of $3,241,840 in 2009 and $2,917,153 in 2008	3,463,417	3,724,467
Intangible assets, net of accumulated amortization of $1,669,326 in 2009 and $2,356,271 in 2008	3,663,275	4,123,403
Goodwill	84,210	84,210
Deposits and other assets	966,649	1,284,679
Total assets	$66,278,034	$76,413,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,169,132	$806,538
Amount due to a related party	4,490	27,672
Accrued expenses	1,711,780	2,712,758
Deferred revenue	318,614	—
Short-term debt	—	29,372
Notes payable to a related party, current portion	6,032,691	5,884,049
Capital lease obligations, current portion	219,088	269,371
Customer deposits	40,172	1,525,569
Total current liabilities	9,495,967	11,255,329

Notes payable to a related party, net of current portion	3,131,118	6,185,088
Capital lease obligations, net of current portion	444,124	468,424
Other liabilities	775,495	525,986
Deferred tax liability	769,459	495,560
Total liabilities	14,616,163	18,930,387

Stockholders’ equity:
Common stock, $.001 par value, 300,000,000 shares authorized; 114,956,671 and 114,956,671 shares issued and outstanding	114,957	114,957
Additional paid-in-capital	414,434,000	413,987,829
Accumulated other comprehensive income/ (losses)	(1,946,973)	(2,107,842)
Accumulated deficit	(360,940,113)	(354,511,609)
Total stockholders’ equity	51,661,871	57,483,335
Total liabilities and stockholders’ equity	$66,278,034	$76,413,722

The notes to consolidated financial statements are an integral part of these consolidated statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Table game products
Related party	$2,975,769	$69,356	$2,975,769	$269,539
Third party	215,209	167,486	293,275	71,297
	3,190,978	236,842	3,269,044	340,836
Gaming machine participation	1,743,063	768,911	2,688,798	1,287,528
Non-gaming products	838,685	2,328,581	1,517,294	4,061,458
	5,772,726	3,334,334	7,475,136	5,689,822
Operating costs and expenses:
Cost of gaming machine participation
Machine depreciation	2,425,220	2,095,892	4,815,685	3,388,646
Write-off of gaming assets	—	—	378,980	—
Other operating costs	174,528	113,849	515,532	209,296
Cost of table game products	1,890,800	177,021	1,873,061	264,776
Cost of non-gaming products	994,470	1,938,385	1,750,884	3,470,870
Selling, general and administrative	2,075,218	6,598,356	4,872,914	11,600,107
Impairment of assets	—	1,368,829	—	1,368,829
Research and development	74,658	232,548	129,547	467,822
Depreciation and amortization	255,417	232,503	564,771	456,850
Restructuring charges	88,631	2,706	587,799	168,276
Total operating costs and expense	7,978,942	12,760,089	15,489,173	21,395,472

Loss from operations	(2,206,216)	(9,425,755)	(8,014,037)	(15,705,650)

Other income/(expense):
Interest expense and finance fees	(112,258)	(220,234)	(248,196)	(274,520)
Interest income	26,044	155,436	64,432	522,187
Foreign currency gain/(loss)	64,037	(198,439)	(62,529)	641,527
Loss on disposition of assets	(93,868)	—	(93,698)	—
Other	725,642	79,768	737,850	160,294
Total other income/(expense)	609,597	(183,469)	397,859	1,049,488

Loss before income tax and discontinued operations	(1,596,619)	(9,609,224)	(7,616,178)	(14,656,162)

Income tax benefit/(expense)	(295,902)	9,643	(299,094)	(22,498)

Net loss from continuing operations	(1,892,521)	(9,599,581)	(7,915,272)	(14,678,660)
Net profit (loss) from discontinued operations, net of tax	1,759,914	48,535	1,541,817	(173,937)

Net loss	$(132,607)	$(9,551,046)	$(6,373,455)	$(14,852,597)

Loss per share:
Loss from continuing operations	(0.02)	(0.08)	(0.07)	(0.13)
Income from discontinued operations	0.02	0.00	0.01	0.00
Basic and diluted loss per share	$(0.00)	$(0.08)	$(0.06)	$(0.13)

Weighted average common shares outstanding	114,956,671	114,956,451	114,956,671	114,940,007

The notes to consolidated financial statements are an integral part of these consolidated statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,373,455)	$(14,852,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Income tax expense	299,094	22,498
Foreign currency (gains)/losses	126,569	(641,527)
Impairment of assets	—	1,368,829
Depreciation of gaming machines and systems and property and equipment	5,290,527	3,732,343
Restructuring charges	38,207	—
Amortization of intangible assets	265,125	332,396
Amortization of deferred interest	7,315	20,000
Amortization of prepaid sales commission	—	29,970
Stock-based compensation and warrant expense	446,170	4,367,579
Gain on sale of shuffler business	(1,962,016)	—
Loss on disposition of assets	93,698	30,378
Write-off of gaming assets	378,980	—
Write-down of inventory	(106)	16,708
Provision for bad debt expense	12,400	150,121
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,859,912)	(1,555,337)
Inventories	54,044	104,739
Prepaid expenses and other current assets	334,105	(5,146)
Deposits and other assets	327,833	(455,950)
Accounts payable	278,993	182,999
Amount due from related parties	481,304	—
Deferred revenue	318,614	—
Accrued expenses and other current liabilities	(2,493,409)	(2,208,159)
Net cash used in operating activities	(3,935,920)	(9,360,156)

Cash flows from investing activities:
Acquisition of property and equipment	—	(367,105)
Sale of shuffler business	2,800,000	—
Purchase of gaming machines, systems and deposits paid	(1,235,838)	(29,904,010)
Sale of property and equipment	326,179	30,465
Net cash generated/(used) in investing activities	1,890,341	(30,240,650)

Cash flows from financing activities:
Proceeds from sale of stock, warrants and options	—	70,803
Repayment of short-term debt and leases	(166,718)	(276,123)
Repayment of notes payable	(2,905,327)	(1,160,674)
Net cash used in financing activities	$(3,072,045)	$(1,365,994)

Effect of exchange rate change on cash	127,846	—
Decrease in cash and cash equivalents	(4,989,778)	(40,966,800)
Cash and cash equivalents at beginning of period	14,504,433	68,286,820
Cash and cash equivalents at end of period	$9,514,655	$27,320,020

Non-cash investing and financing activities:
Gaming machines purchased as related party payables	$—	$15,770,411
Office equipment purchased as related party payables	$—	$570,486
Conversion of related party payables to trade credit facility agreement	$—	$15,000,000

Supplemental disclosure of cash flows information
Interest paid	$271,611	$196,144

The notes to consolidated financial statements are an integral part of these consolidated statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.                                  Description of Business and Significant Accounting Policies

The principal business activities of Elixir Gaming Technologies, Inc. and its subsidiaries (the “Company”) are the owning and leasing of electronic gaming machines placed in resorts, hotels, and other venues across certain countries in Asia and the developing and distributing of products related to the gaming and automotive industries. These products include RFID casino chips and component parts for the automotive industry.

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

Principles of Consolidation

These consolidated financial statements include the accounts of Elixir Gaming Technologies, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.  The Company places its cash with financial institutions.  At June 30, 2009, the Company had deposits with financial institutions in excess of FDIC insured limits by $9.3 million.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at face value less any allowance for doubtful accounts.  Allowance for doubtful accounts are maintained at levels determined by Company management to adequately provide for uncollectible amounts.  In determining the estimated uncollected amounts, the Company evaluates a combination of factors, including, but not limited to, activity in the related market, financial condition of customers, specific customer collection experience and history of write-offs and collections.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Cost elements included in work-in-process and finished goods include raw materials, direct labor, and manufacturing overheads.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition.  If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.  There are no impairment charges for long-lived assets for the three months ended June 2009.

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

During the second quarter of 2009, the Company paid commitment fees of $1 million to a venue operator in Cambodia as a consideration to place additional machines on the casino floor of that venue. The Company will be entitled to extra net win sharing until the amount is fully recouped. This amount is recorded as advance and will be amortized as a reduction of participation revenue. As of June 30, 2009, the Company had a commitment fee balance of $397,997 included in prepaid expenses and other current assets.

Consignment Inventory

As of June 30, 2009 and December 31, 2008, the Company had consignment inventory, service supplies and parts of $NIL and $235,318, net of a provision of obsolescence of $NIL and $372,698, respectively.  Revenue is not recognized until ownership of products and titles pass to the distributor which occurs upon the distributor’s use of the products evidenced by a purchase order or sales to third-party customers.

Gaming Machines and Systems

Gaming machines and systems are stated at cost.  The Company depreciates new gaming machines and systems over a five-year useful life and depreciates refurbished gaming machines over a three-year useful life once placed in service. Depreciation of gaming machines and systems of $2,425,220 and $2,095,892 and $4,815,685 and $3,388,646 are included in cost of gaming machine participation in the consolidated statement of operations for the three-month and six-month periods ended June 30, 2009 and 2008, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be 3-5 years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period so long as renewal is reasonably assured. Depreciation of property and equipment of $79,135 and $108,821 and $175,198 and $207,057 is included in cost of operations (gaming products or non-gaming products) in the consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, respectively.

Intangible Assets, including Goodwill

Intangible assets consist of patents, customer relationships, trademarks and goodwill. They are recorded at cost and are amortized, except goodwill, on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which ranges from 10 to 13 years. The straight-line amortization method is utilized because the Company believes there is not a more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used.

The Company measures and tests goodwill and intangible assets for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), at least annually on December 31 or more often if there are indicators of impairment.

Litigation and Other Contingencies

The Company is involved in a few legal matters, litigation and claims of various types in the ordinary course of its business operations. The Company has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The status of significant claims is summarized in Note 17.

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

The Company recognizes revenue from its sales to independent distributors upon shipments to the distributors against distributor contracts or purchase orders for products.  The Company recognizes revenue on consignment inventory when ownership of product and title passes to the distributor which occurs upon the distributor’s use of the product in its service organization or sale to an end user.

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

Revenues are recognized as incurred with the exception of one venue in which revenues are recognized as the payment for net winnings are received as collections from this venue were not reasonably assured.  Net winnings from this venue have been recorded as deferred revenue until the collections of such net winnings are reasonably assured.  Deferred revenues were $318,614 and $Nil as of June 30, 2009 and December 31, 2008, respectively.

Stock-Based Compensation

The Company adopted SFAS No. 123R, Share-Based Payments, to account for all its stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. Under the fair value recognition provisions of SFAS No. 123R, for stock-based compensation accrued to employees and non-employee directors, the Company recognizes stock-based compensation expense for all service-based awards with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding.  Stock-based compensation expense totaled $244,315 and $2,565,258 and $446,170 and $4,367,579 for the three-month and six-month periods ended June 30, 2009 and 2008, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.  See Note 12 for additional information regarding these assumptions.

Research and Development Expenses

Research and development costs are charged to expense as incurred.  Employee related costs associated with product development are included in research and development costs.  The Company incurred $74,658 and $232,548 and $129,547 and $467,822 in research and development expenses for the three-month and six-month periods ended June 30, 2009 and 2008, respectively.

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

The Company is subject to income tax examinations by tax authorities in the jurisdictions in which it operates. There are currently no income tax returns under examination by the U.S. Internal Revenue Service or any other major tax authorities.

Loss Per Share

Basic loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the year. There is no difference in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

Foreign Currency Translations and Transactions

The functional currency of the Company’s international subsidiaries is the local currency.  For these subsidiaries, the Company translates the assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year.  Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income/(losses) within stockholders’ equity.  Gains and losses resulting from transactions in non-functional currencies are recorded in operations.

Fair Value Measurements

Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard establishes a fair value hierarchy based on three levels of input, of which the first two are considered observable and the last unobservable.

•                  Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

•                  Level 2 - Input, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

•                  Level 3 - Unobservable input, where there is little or no market activity for the asset or liability. This input reflects the reporting entity’s own assumptions of the data that participants would use in pricing the asset or liability, based on the best information available in the circumstances.

At June 30, 2009, cash and cash equivalent include $135,668 in bank deposits which are reported at fair value.  At June 30, 2009, the Company does not have liabilities that are measured at fair value on a recurring basis.

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

In April 2009, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements.” The company adopted this FSP in the quarter ended June 30, 2009, and there was no material impact on the financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP in the quarter ended June 30, 2009. There was no impact on the financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the quarter ended June 30, 2009. There was no impact on the financial position, results of operations or cash flows.

Note 2.                                  Segments

The Company currently operates in three operating segments: (i) gaming machine participation operations; (ii) table game product operations, which after the sale of the shuffler and deck checker assets in April 2009, consist exclusively of gaming chips; and (iii) non-gaming product operations, which consist primarily of the Dolphin Advanced Technologies Pty Ltd (“Dolphin”) automotive sector. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.  The following table presents the financial information for each of the Company’s operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Gaming machine participation operations	$1,743,063	$768,911	$2,688,798	$1,287,528
Table game product operations	3,190,978	236,842	3,269,044	340,836
Non-gaming product operations	838,685	2,328,581	1,517,294	4,061,458
Total revenues	$5,772,726	$3,334,334	$7,475,136	$5,689,822

Operating loss:
Gaming machine participation operations gross margin	$(856,684)	$(1,440,830)	$(3,021,399)	$(2,310,414)
Table game product operations gross margin	1,300,178	59,821	1,395,983	76,060
Non-gaming product operations gross margin	(155,785)	390,196	(233,590)	590,588
Corporate and other operating costs and expenses	(2,493,925)	(8,434,942)	(6,155,031)	(14,061,884)
Total operating loss	$(2,206,216)	$(9,425,755)	$(8,014,037)	$(15,705,650)

Depreciation and amortization:
Gaming machine participation operations	$2,425,220	$2,095,892	$4,815,685	$3,388,646
Table game product operations	158,123	240,383	344,388	428,747
Non-gaming product operations	22,819	60,310	42,104	131,376
Corporate	139,245	46,043	353,475	115,970
Total depreciation and amortization	$2,745,407	$2,442,628	$5,555,652	$4,064,739

Geographic segment revenues for the three-month and six-month periods ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Asia	$4,931,270	$1,079,470	$5,877,005	$1,678,138
Australia	841,456	2,254,864	1,598,131	4,011,684
	$5,772,726	$3,334,334	$7,475,136	$5,689,822

For the three-month and six-month periods ended June 30, 2009, in the table game products segment, one customer represented 93% and 93%, respectively, of total gaming chip product sales. For the three-month and six-month periods ended June 30, 2008, within the non-gaming products segment, one customer represented 35% and 34%, respectively, of total non-gaming product sales. For the three-month and six-month periods ended June 30, 2009, in the gaming machine participation segment, one customer represented 57% and 49%, respectively, of total participation revenue.

Note 3.                                  Inventories

Inventories consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$241,249	$1,309,765
Work-in-progress	—	202,837
Finished goods	227,630	1,001,108
	468,879	2,513,710
Less: allowances and other reserves	(14,504)	(1,417,664)
	$454,375	$1,096,046

Note 4.                                  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Prepaid taxes	$298,121	$276,042
Prepayments to suppliers	163,234	172,500
Deposits on gaming machine orders	37,970	740,209
Commitment fees	397,997	—
Other	69,872	110,736
	$967,194	$1,299,487

Note 5.             Receivables

Accounts and other receivables consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Trade accounts	$3,316,987	$2,259,864
Other	329,297	78,082
	3,646,284	2,337,946
Less: allowance for doubtful accounts	(634,618)	(923,603)
Net	$3,011,666	$1,414,343

Bad debt expenses for the three-month and six-month periods ended June 30, 2009 and 2008 were $NIL and $79,760 and $12,400 and $150,121, respectively, which were recorded in selling, general and administrative expenses in the consolidated statements of operations.

Note 6.             Gaming Equipment and Systems

The major categories of gaming equipment and systems and accumulated depreciation are presented below.

	Useful Life (years)	June 30, 2009	December 31, 2008
		(Unaudited)
Gaming equipment	3 – 5	$49,591,406	$49,282,197
Systems	5	5,785,218	6,151,165
		55,376,624	55,433,362
Less accumulated depreciation		(11,232,207)	(7,081,817)
		$44,144,417	$48,351,545

Depreciation expenses for the three-month and six-month periods ended June 30, 2009 and 2008 were $2,425,220 and $2,095,892 and $4,815,685 and $3,388,646, respectively, which were recorded in cost of gaming machine participation in the consolidated statements of operations.

Note 7.             Property and Equipment

Property and equipment consist of the following at June 30, 2009 and December 31, 2008:

	Useful Life (years)	June 30, 2009	December 31, 2008
		(Unaudited)
Equipment rented by customers	3 – 5	$14,606	$14,606
Equipment and vehicles, furniture and fixtures	3 – 5	5,912,424	5,789,631
Leasehold improvements	5	778,227	837,383
		6,705,257	6,641,620
Less accumulated depreciation		(3,241,840)	(2,917,153)
		$3,463,417	$3,724,467

At June 30, 2009 and December 31, 2008, the Company’s rented property and equipment by customers that represented assets held under capital leases was $14,606.

Note 8.             Intangible Assets, including Goodwill

In accordance with SFAS No. 142 and SFAS No. 144, the Company reviews goodwill and intangibles for impairment on an annual basis (December 31) or more frequently if events or circumstances indicate that the carrying values may not be recoverable.  No circumstances indicate any further impairment provisions were necessary during the three-month and six-month periods ended June 30, 2009.

The Company’s definite-life intangible assets are subject to amortization as follows:

	Useful Life (years)	June 30, 2009	December 31, 2008
		(Unaudited)
Patents	10	3,143,500	4,986,316
Less: impairment provision		—	(695,743)
Less: accumulated amortization		(905,317)	(1,666,533)

Customer relationships	10-13	1,684,101	1,684,101
Less: accumulated amortization		(643,083)	(588,292)

Trademarks	10-13	505,000	505,000
Less: accumulated amortization		(120,926)	(101,446)
Total		$3,663,275	$4,123,403

The Company’s goodwill was $84,210 at June 30, 2009 and December 31, 2008.

Note 9.             Deposits and Other Assets

	June 30, 2009	December 31, 2008
	(Unaudited)
Office equipment rental deposits	80,218	83,613
Sales tax in dispute	433,513	433,513
Restricted cash	110,914	419,256
Prepaid value-added tax	340,314	346,213
Other	1,690	2,084
Total	$966,649	$1,284,679

Note 10.           Accrued Expenses

	June 30, 2009	December 31, 2008
	(Unaudited)
Payroll and related costs	502,969	$724,450
Interest	87,250	150,864
Legal, accounting and tax	96,133	23,141
Deposits from customers	137,049	117,834
Accrued tax expenses	166,174	9,518
Deferred rent	118,883	47,790
Litigation (Note 17)	—	1,066,190
Other	603,322	572,971
Total	$1,711,780	$2,712,758

Note 11.           Debt and Capital Lease Obligations

Debt and capital lease obligations consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Note payable to a related party at interest of 5% (Notes 13)	9,163,809	$12,069,137
Short-term line of credit at an Australian bank	—	29,372
Capital lease obligations to an Australian bank at various interest rates and collateralized by equipment	625,263	663,400
Capital lease obligations for furniture, tooling and equipment	37,949	74,395
Total	9,827,021	12,836,304
Less current portion	(6,251,779)	(6,182,792)
Long-term portion	$3,575,242	$6,653,512

On September 30, 2008, in accordance with the amended Trade Credit Facility Agreement, Elixir International Limited (“Elixir International”), a wholly-owned subsidiary of Elixir Group Limited which is the principal shareholder of the Company, surrendered its initial advance of $15.0 million to the Company in exchange for a new promissory note for the outstanding principal amount of $12.1 million.  The outstanding principal and the interest accrued (revised from 8% to 5%) thereon is to be repaid in 24 equal monthly installments reset from January 1, 2009. On July 24, 2009, the Company entered into Amendment No. 2 to the Trade Credit Facility Agreement with Elixir International to defer the repayment of principal and interest on the outstanding principal balance of $9.2 million until July 2010 (see Notes 13 & 19).

Note 12.           Stock-Based Compensation

Options

At the annual shareholders meeting on September 8, 2008, a new stock option plan, the “2008 Stock Incentive Plan” (the “Plan”), was voted on and became effective January 1, 2009.

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

During the three-month period ended March 31, 2009, stock options for the purchase of 500,000 shares of common stock were granted with a weighted average exercise price of $0.13 and weighted average fair value of $0.12 and will vest over a six-month and one day period. There were no stock options granted during the three month period ended June 30, 2009.

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

Options for the purchase of 13,123,629 shares of common stock issued and outstanding under the Plan and Stock Option Plans and stock options for purchases of common stock granted under the Product Participation Agreement have a weighted average exercise price of $1.88, a weighted average fair value of $0.45 and an aggregate intrinsic value of $146,467 as of June 30, 2009.

As of June 30, 2009, 7,043,608 stock options were exercisable and have a weighted average exercise price of $2.48 and a weighted average fair value of $0.67.  They have no aggregate intrinsic value due to the fair market value of the Company’s stock as of that date.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	15,246,267	$2.28	5.09	$94,500
Granted	500,000	$0.13	—	—
Exercised	—	—	—	—
Cancelled	(2,622,638)	$3.92	—	$19,733
Outstanding as of June 30, 2009	13,123,629	$1.88	4.41	$146,467
Exercisable as of June 30, 2009	7,043,608	$2.48	3.18	—

Warrants

A summary of the status of the Company’s warrants outstanding at June 30, 2009 and changes during the six-month period then ended is presented in the table below.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2008 and June 30, 2009	13,125,000	$1.84	0.86	—
Exercisable as of June 30, 2009	13,125,000	—	—	—

There were no warrants granted, exercised or cancelled during the three-month and six-month periods ending June 30, 2009.  Outstanding and exercisable warrants have no aggregate intrinsic value as of June 30, 2009 due to the fair market value of the Company’s stock as of that date.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options and warrants granted during the six-month period ended June 30, 2009 and 2008:

	June 30,
	2009		2008
	Low	High	Low	High
Range of values:
Expected volatility	303.32%	303.32%	60.00%	63.59%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	3.73	3.13	10.00
Risk free rate	2.75%	2.75%	2.72%	4.01%

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

Note 13.           Related Party Transactions

At June 30, 2009 and December 31, 2008, the note payable to Elixir International relating to purchases of electronic gaming machines, casino management systems and other peripherals had outstanding principal amounts of $9.2 million and $12.1 million, respectively.

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

Upon entering into the Facility Agreement, the Company immediately issued the first note pursuant to the terms of the Facility Agreement in the then principal amount of $15,000,000 (the “Initial Advance”).  The Initial Advance extinguished a then trade payable of an equivalent amount to Elixir International in respect to gaming machines previously acquired.

Pursuant to the Facility Agreement, the Company was obligated to repay the principal, plus any accrued interest thereon, of the Initial Advance in 24 equal monthly installments after the date of issue.  The Initial Advance is subject to demand by Elixir International for immediate payment only if there is either an event of default or a change of control as defined in the Facility Agreement. Pursuant to an amendment to the Facility Agreement dated November 6, 2008 between the parties, Elixir International surrendered the note of Initial Advance to the Company in exchange for the issuance of a new promissory note for the then outstanding principal amount of $12.1 million with the following new repayment terms: (a)  the outstanding principal amount and the interest accrued thereon shall be repaid in 24 equal monthly installments reset from January 1, 2009; (b) interest shall be accrued on the outstanding principal at the rate of five percent (5.0%)  per annum starting from January 1, 2009; and no monthly repayment under the New Note is required for the months of October, November and December 2008.  On July 24, 2009, the Company entered into another agreement with Elixir International to further amend the unsecured promissory note issued by the Company. Under recently amended note terms, which are effective as of July 1, 2009, the Company is entitled to defer the repayment of principal and interest on the outstanding principal balance of the note of $9.2 million until July 2010 with interest at the same rate of 5% continuing to accrue (see Notes 11 & 19).

For the three-month and six-month periods ended June 30, 2009 and 2008, the Company recorded sales of table game products to Elixir International of $Nil and $304,021 and $Nil and $373,377, respectively.

In addition, during the second quarter of 2009, the Company recorded sales of gaming chip product of $2,975,769 to Melco Crown Gaming (Macau) Limited.

Note 14.           Income Taxes

The Company’s reported income tax rate for the six months ended June 30, 2009 and June 30, 2008, was (3.93)% as and (0.15)%, respectively. For the current period, the Company recorded taxable income from one of its foreign operations while the company incurred net loss from operations on a consolidated basis. Such foreign operation is expected to be continually profitable for the full year of 2009; accordingly, a tax expense is recorded in current period and resulted in a negative effective tax rate.

Note 15.           Restructuring Charges

Classified in accordance with SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities, the Company incurred restructuring charges of $88,631 and $2,706 and $587,779 and $168,276 for the three-month and six-month periods ended June 30, 2009 and 2008, respectively, for severance wages and benefits related to the termination of employees and facility operating leases that the Company vacated.  The amount represents the contractual and other agreements with employees which only include charges for termination benefits measured at the estimated fair value at the termination date. It does not include charges for services to be provided after the termination date.

Note 16.           Discontinued Operations

On March 16, 2009, the Company entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. (the “Purchase and Settlement Agreement”) pursuant to which it sold to Shuffle Master its portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, including but not limited to, the trademarks of Random Plus™, ShufflePro™ and Deck Checker™, and certain inventory of such products. The total consideration paid by Shuffle Master under the Purchase and Settlement Agreement was a base amount of $2.4 million with an additional $400,000 related to the inventory purchase.  In April 2009, the Company delivered the inventory items and concluded the transaction, and this resulted in a gain on the asset disposals of approximately $2.0 million.

In relation to this Purchase and Settlement Agreement, the Company terminated a distributorship arrangement of the relevant products with a distributor in Europe and pursuant to the termination arrangement; the Company is required to buy back certain inventory of the relevant products kept by the distributor. After taking into account of such buy-back obligation, the Company recognized a gain relating to the asset disposal of approximately $1.71 million in the second quarter 2009.

As a result of the sale to Shuffle Master, the China facility became redundant and, therefore, was completely closed at the end of April 2009. This operation was part of the table game segment and the Company classified the China facility as discontinued operations.

The following table details selected financial information for the discontinued operations in the consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income/(loss) from operations	$45,507	$48,535	$(172,590)	$(173,937)
Gain on Disposal	1,714,407	—	1,714,407	—
Income tax benefit/(expense)	—	—	—	—
Income/(loss) from discontinued operations, net of tax	$1,759,914	$48,535	$1,541,817	$(173,937)

The estimated effective tax for discontinued operations is zero, therefore there is no income tax expense associated with the gain on disposal and income (loss) from operations.

Note 17.           Commitments and Contingencies

Legal Matters

The Company was a party to certain claims and/or legal actions as discussed below.

Purton Litigation

On October 5, 2007, William Purton filed an action against the Company in the Supreme Court of Victoria at Melbourne, Australia claiming he is owed monies under the July 2006 share sale agreement by which the Company acquired Dolphin.  In addition, Mr. Purton is claiming he is owed money for an independent contractor agreement that he claims he was offered.  The Company has subsequently filed a counterclaim.    After considering external legal counsel’s advice on an amicable settlement of this litigation, on June 17, 2009, the Company entered into a deed of release with William Purton and the other plaintiffs in which he has control (collectively, the “Purton Parties”), for the settlement of all legal claims, disputes and proceedings between the parties. Pursuant to the terms of the release, on a without admission basis, the Company paid to Purton Parties a lump sum of $550,000. The remaining reserve for the Purton litigation of $655,506 was reversed from accrued expenses and reported as other income in the consolidated statements of operations. With the notification of discontinuance of litigation filed with the Supreme Court of Victoria at Melbourne, Australia on June 24, 2009, this litigation matter has been settled.

Sales Tax Audit

In February 2004, the State of Nevada initiated a sales/use tax audit of the Company’s equipment lessors. As of the date of this filing, the State of Nevada has not made a determination if there has been a double tax payment of the sales/use tax. If the State of Nevada determines that there was a double tax payment, the outcome would be a refund. However, the matter is still under review by the Nevada Department of Tax. As of June 30, 2009, the Company had a receivable balance $433,513 relating to the possible refund. The company will continue to assess the collectability and make appropriate adjustments when necessary.

Note 18.           Loss Per Share

Basic loss per share is computed by dividing the reported net loss for the period by the weighted average number of common shares outstanding during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

Note 19.           Subsequent Events

Supporting arrangement from Elixir International Limited

According to the terms of the Trade Credit Facility Agreement entered into between Elixir International and the Company dated April 21, 2008 (the “Facility Agreement”), Elixir International provided trade credits to the Company for purchases of electronic gaming machines from Elixir International in exchange for the Company’s issuance of an unsecured note for a then principal amount of $15 million to Elixir International bearing interest at a fixed rate of eight percent (8.0%) per annum. Pursuant to an amendment to the Facility Agreement dated November 6, 2008 between the parties, Elixir International surrendered such note to the Company in exchange for the issuance of a new promissory note for the then outstanding principal amount of $12.1 million (the “New Note”) with the following new repayment terms: (a)  the outstanding principal amount and the interest accrued thereon shall be repaid in 24 equal monthly installments reset from January 1, 2009; (b) interest shall be accrued on the outstanding principal at the rate of five percent (5.0%)  per annum starting from January 1, 2009; and no monthly repayments under the New Note are required for the months of October, November and December 2008.

On January 1, 2009, the Company began paying its monthly installments of approximately $530,000 under the New Note and paid or settled six installments during the six-month period ended June 30, 2009.  As at June 30, 2009, the unpaid principal balance under the New Note was approximately $9.2 million (the “Outstanding Principal”). On July 24, 2009, for the purpose of improving the Company’s financial flexibility to capitalize on potential growth and investment opportunities, such as expansion of its placements and operation of electronic gaming machines on a participations basis in new venues, at the request of the Company, Elixir International entered into Amendment No.2 to the Trade Credit Facility Agreement and Related Note with the Company (the “Second Facility Amendment Agreement”).  Pursuant to the Second Facility Amendment Agreement, Elixir International has agreed to restructure the payment schedule of the Outstanding Principal. Under the revised payment schedule, the Company is not required to make any repayments of principal or interest under the Facility Agreement until July 1, 2010 provided that interest at the rate of 5% will continue to accrue on the Outstanding Principal balance. The repayment of the Outstanding Principal balance and interest accrued thereon shall be repaid in 18 equal monthly installments commencing on July 1, 2010.

Further placement of machines at NagaWorld

Pursuant to the two contracts entered into in December 2008 and June 2009, the Company currently has approximately 240 machines in operation in the Premier Club at NagaWorld, a luxury casino resort in Cambodia and the only licensed full service casino in and around the capital city of Phnom Penh. On July 25, 2009, the Company entered into a further agreement and an option deed with NagaWorld Limited to place an additional 200 electronic gaming machines on a participation basis at NagaWorld casino resort with an option to place a further maximum of 200 machines by the end of 2009.

Under the terms of the agreement, the Company will place 200 additional electronic gaming machines (the “Additional Machines”) in a prescribed area of NagaWorld’s public casino floor of the casino wing and will share in the gross revenue generated by each of these machines. The Company and NagaWorld will have joint control over the operation of the electronic gaming machines, including floor staff and respective audit rights. In consideration for placement of the Additional Machines, the Company has paid a commitment fee of $5.84 million to NagaWorld. The Company and NagaWorld will share the win per unit per day (WUD) from the Additional Machines and certain operating costs related to marketing and floor staff at a 20% / 80% split, respectively provided that the Company will be entitled to 100% of the WUD from the Additional Machines until it has received the total accumulated WUD of $7.3 million (representing $5.84 million plus the Company’s 20% share of the WUD). WUD from the Additional Machines will be settled and collected daily by the Company.

The Company anticipates the Additional Machines, which will be predominantly sourced from the Company’s existing inventory, to be in operation within the third quarter of 2009. This new agreement is for a term of five years from October 1, 2009 and if upon any termination of this agreement, the Company has not received a total accumulated WUD of $7.3 million, then NagaWorld shall pay, within seven days after termination, the difference between $5.84 million and 80% of the WUD actually collected and received by the Company from the said 200 machines during the period from the machines operation date up to the date of termination.

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

We own or have rights to certain trademarks that we used in connection with our business or products, including, but not limited to, the following: VendingData™, Random Ejection™, ChipWasher™, DeckSetter® and Dolphin™. Other than the aforesaid trademarks, this report also makes reference to trademarks and trade names of other companies.

Overview

Elixir Gaming Technologies is a provider of gaming technology solutions, with a primary focus on leasing electronic gaming machines on a revenue sharing basis to gaming establishments within Pan Asian markets.  We identify and secure venues for the placement of electronic gaming machines and casino management systems, which track game performance and provide statistics on each installed electronic gaming machine owned and leased by us.  We contract with the venue owners or operators for the placement of the electronic gaming machines on a revenue sharing basis. In addition, we acquire and install the gaming machines, casino management systems and other gaming peripherals at the relevant gaming venues.

In addition to our primary gaming machine participation business, our operations also consist of table game products, which focus on the design, manufacture and distribution of traditional and RFID casino chips and non-gaming products, which focus on the design, manufacture and sale of component parts primarily for the automotive industry.

In the first half of 2009, we have undergone a major reorganization of our operations and streamlined our cost structure.

On March 16, 2009, we entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. (the “Purchase and Settlement Agreement”) pursuant to which we sold to Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventory of such products and settled all outstanding litigation between Shuffle Master and the Company, which traced back to October 5, 2004.  The total consideration paid by Shuffle Master was $2.8 million, of which $2.4 million was received in March 2009 and $400,000 was received in April 2009.  In relation to this Purchase and Settlement Agreement, we have terminated a distributorship arrangement of the relevant products with our distributor in Europe. Pursuant to the termination arrangement, we are required to buy back certain inventory of the relevant products kept by the distributor. After taking into account of such buy-back obligation, we recognized a gain relating to the asset disposal of approximately $1.71 million in the second quarter 2009. As a result of the transactions under the Purchase and Settlement Agreement, which were completed in April 2009, the China facility became redundant and, therefore, was closed at the end of April 2009. At March 31, 2009, we incurred a restructuring charge of $29,416 relating to the write-down of the remaining plant equipment. We believe that the above transaction provided significant financial benefits to us as it improved our cash position and frees resources to focus on addressing market opportunities that further our strategy of expanding our core electronic gaming machine participation business.

We have successfully executed various cost reduction initiatives. Such reductions are critical given the current economic climate and provide a much leaner cost structure to expand our core gaming machine participation operations and derive greater benefits from the leverage inherent in our operating model.  During the three-month and six-month periods ended June 30, 2009, we reduced cash selling, general and administrative expenses by $2.2 million and $2.8 million, respectively compared to the prior year periods.  Based on our current run-rate, we are on track to reduce selling, general and administrative expenses to approximately $1.8 million for the three-month period ending September 30, 2009.

As a result of our efforts, our financial performance has improved materially during the three-month and six-month periods ended June 30, 2009.  Our consolidated revenues for the three-month and six-month periods ended June 30, 2009 were $5.8 million and $7.5 million, of which revenue from our gaming machine participation operations, our primary business, comprised 30% and 36%, respectively of our total revenues.  This compares to $3.3 million and $5.7 million for the respective periods in 2008, of which revenue from our gaming machine participation operations comprised 23% and 23%, respectively, of our total revenues.

During the three-month period ended June 30, 2009 we achieved positive adjusted EBITDA (as defined below)  for the first quarterly period since our new business model was enacted in September 2007.  Despite the difficult global environment, we were able to achieve this important milestone as a result of the strength of our core gaming machine participation operations, the benefit of a non-recurring large gaming chip order in our table game product operations, and the successful execution of our aggressive cost reduction initiatives.

In addition to our efforts to reorganize our operations and streamline our cost structure, we continue to make progress in improving our liquidity and financial flexibility to pursue growth opportunities in our core gaming machine participation business.  On July 24, 2009, we entered into an agreement with Elixir International (ELI), a wholly-owned subsidiary of Elixir Group, to amend the unsecured promissory note issued by the Company in April 2008 and as amended in November 2008 to Elixir International. This agreement, which became effective July 1, 2009, provides for the deferment of the repayment of principal and accrued interest payments until July 2010 and immediate cash flow benefits to Elixir Gaming by reducing cash outlays by approximately $1.6 million per quarter during the deferment period.

As of June 30, 2009, our gaming machine operations were concentrated in two countries, the Philippines and Cambodia.

In the Philippines, we had 797 machines in operation at five venues and contracts for additional placements of approximately 350 machines in three venues, which are anticipated to be deployed by mid-October 2009.   We have been proactively working with our venue owner partners to develop more targeted marketing and promotional strategies to accelerate growth in net wins.  We remain encouraged in our ability to improve performance in this market and are seeking to expand our operations.

In Cambodia, we had 240 machines in operation in one location, Premier Club at NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE:3918).  NagaWorld is the only licensed full service casino in the capital city of Phnom Penh.  Premier Club at NagaWorld has been a strong contributor to our gaming machine participation revenue since our machines were first deployed at the end of January 2009 and our experience there has enabled us to demonstrate our expertise in operations, thereby, enhancing our competitive positioning in this market.  Based, in part, on our strong performance at Premier Club, on July 25, 2009 we signed a contract with NagaWorld to place an additional 200 electronic gaming machines on a participation basis in a prime location at its NagaWorld casino resort with the option to place a further maximum of 200 machines by the end of the year.  We expect that we will have the additional 200 machines in operation during the third quarter increasing our total operating installed base at NagaWorld to approximately 440 machines by September 30, 2009.

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 2009 and 2008

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our three business segments for the three-month and six-month periods ended June 30, 2009 and 2008, namely gaming machine participation, table game products and non-gaming products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total:
Revenues	$5,772,726	$3,334,334	$7,475,136	$5,689,822
Gross (loss)/ profit	$287,709	$(990,813)	$(1,859,006)	$(1,643,766)
Gross margin percentage	5%	(30)%	(25)%	(29)%
Adjusted EBITDA (1)	$1,505,361	$(3,012,275)	$(987,180)	$(4,580,495)
Operating loss from continuing operations	$(2,206,216)	$(9,425,755)	$(8,014,038)	$(15,705,650)
Net loss from continuing operations	$(1,892,521)	$(9,599,581)	$(7,915,272)	$(14,678,660)

Basic and diluted loss per share	$(0.02)	$(0.08)	$(0.07)	$(0.13)
Weighted average shares outstanding	114,956,671	114,956,451	144,956,671	114,940,007

Gaming machine participation:
Revenues	$1,743,063	$768,911	$2,688,798	$1,287,528
Gross loss	$(856,684)	$(1,440,830)	$(3,021,399)	$(2,310,414)
Gross margin percentage	(49)%	(187)%	(112)%	(179)%

Table game products:
Revenues	$3,190,978	$236,842	$3,269,044	$340,836
Gross (loss)/profit	$1,300,178	$59,812	$1,395,983	$76,060
Gross margin percentage	41%	25%	43%	22%

Non-gaming products:
Revenues	$838,685	$2,328,581	$1,517,294	$4,061,458
Gross (loss)/profit	$(155,785)	$390,196	$(233,590)	$590,588
Gross margin percentage	(19)%	17%	(15)%	15%

(1)          “Adjusted EBITDA” is earnings before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. The Company also presents Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income (loss), Adjusted EBITDA does not include depreciation or interest expense and therefore does not reflect current or future capital expenditures or the cost of capital. The Company compensates for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income (loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Elixir Gaming’s calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of EBITDA, as adjusted, to our net loss is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss from continuing operations	$(1,892,521)	$(9,599,581)	$(7,915,272)	(14,678,660)
Depreciation and amortization	2,745,407	2,442,628	5,555,652	4,064,739
Interest expenses	112,258	220,234	248,196	274,520
Income tax expenses	295,902	(9,643)	299,094	22,498
Stock option expenses	244,315	2,565,258	446,170	4,367,579
Impairment/write down of gaming assets	—	1,368,829	378,980	1,368,829
EBITDA, as adjusted	$1,505,361	$(3,012,275)	$(987,180)	(4,580,495)

Total revenues for the three-month period ended June 30, 2009 increased $2,438,392 from the corresponding period in the prior year due to increases in gaming machine participation and table game products revenue, partially offset by a decrease in non-gaming product sales.  Revenue from gaming machine participation increased as a result of higher average net win per machine.  Table game product sales increased as a result of a large RFID gaming chip order delivered during the three-month period ended June 30, 2009 for a new casino in Macau.  Revenue from non-gaming products declined as a result of decreased orders from major customers.

Gross profit increased $1,278,522 to $287,709 for the three-month period ended June 30, 2009 compared to a gross loss of $990,813 in the same period the prior year primarily as a result of higher gross margins for our gaming machine participation and table game products operations, partially offset by a lower gross margin for our non-gaming operations.  Revenue from gaming machine participation increased disproportionately greater than depreciation expenses for our gaming machine participation operations. However, revenues have yet to cover the cost of machine depreciation, which is recorded in cost of operations.  The table game products gross margin improved primarily due to production efficiencies resulting from a large RFID gaming chip order delivered during the period ended June 30, 2009.

Operating loss from continuing operations declined $7,219,539 to $2,206,216 for the three-month period ended June 30, 2009 compared to an operating loss of $9,425,755 in the same period in the prior year primarily as a result of higher gross profits and significantly reduced operating expenses.   Net loss from continuing operations declined $7,707,060 to $1,892,521 compared to a net loss of $9,599,581 for the same period in the prior year due to reductions in the operating loss, a gain resulting from the settlement of the legacy lawsuit, a foreign currency exchange gain compared to a loss in the prior year period, and reduced interest expense, all of which were partly offset by higher income tax expense compared to a benefit in the prior year period and a loss on the disposition of assets compared to no effect from the disposition of assets in the prior year period.

Total revenues increased $1,785,314 to $7,475,136 for the six-month period ended June 30, 2009 compared to $5,689,822 in the same period in the prior year due to increases in gaming machine participation revenue as a result of improving average win per machine and table game products sale as a result of a large RFID gaming chip order delivered during the three-month period ended June 30, 2009. The increase was partially offset by a decrease in non-gaming product sales due to decreased orders from our major customers.

Gross loss increased $215,240 to $1,859,006 for the six-month period ended June 30, 2009 compared to a gross loss of $1,643,766 in the same period the prior year primarily as a result of lower gross margin for our gaming machine participation and non-gaming products operations, partially offset by a higher gross margin for our table game products operations. Table game products gross margin improved primarily due to production efficiencies resulting from a large RFID gaming chip order delivered during the period ended June 30, 2009.  Revenues from gaming machine participation increased, but have yet to cover the cost of depreciation during the start up period.

Net loss from continuing operations decreased $6,763,388 to $7,915,272 for the six-month period ended June 30, 2009 compared to a net loss of $14,678,660 in the same period in the prior year. The operating and net profit losses were positively impacted by higher gross profits, significantly reduced operating expenses, stock option expense, gains related to the settlement of the legacy lawsuits with Purton and Shuffle Master, reduced interest expense, and a gain in foreign currency exchange compared to a loss in the prior year period.

Gaming Machine Participation

In September 2007, we began our electronic gaming machine participation operations in Asia as part of our primary focus on placing gaming machines on a revenue sharing basis. Revenue from our gaming machine participation operations during the three-month period ended June 30, 2009 increased $974,152 to $1,743,063 compared to revenue of $768,911 for same period in 2008. The increase in revenue was primarily the result of higher average net win per machine compared to the three-month period ended June 30, 2008.

Our gross loss from gaming machine participation operations decreased $584,146 to $856,684 for the three-month period ended June 30, 2009 compared to a gross loss of $1,440,830 for the same period in 2008 as revenue from gaming machine participation increased disproportionately greater than depreciation expenses for our gaming machine participation operations. However, revenues have yet to cover the cost of machine depreciation, which is recorded in cost of operations.  Our cost of goods sold for the three-month period ended June 30, 2009 included $2,425,220 depreciation of electronic gaming machines and $174,528 of other expenses.

Revenue from our gaming machine participation operations increased $1,401,270 to $2,688,798 during the six-month period ended June 30, 2009 compared to revenue of $1,287,528 for same period in 2008. The increase in revenue was primarily a result of higher average net win per machine compared to the six-month period ended June 30, 2008 when our gaming machines participation operations were still in their infancy.

Our gross loss from gaming machine participation operations increased $710,985 to $3,021,399 for the six-month period ended June 30, 2009 compared to a gross loss of $2,310,414 for the same period in 2008 as cost of goods sold increased at a greater rate than revenues due to higher depreciation expense, higher gaming machine operating costs, and the write-down of gaming assets during the first quarter of 2009.  Our cost of goods sold for the six-month period ended June 30, 2009 included $4,815,685 depreciation of electronic gaming machines and $515,532 of other expenses and $378,980 in write-downs of gaming assets.

As of June 30, 2009, we had a total number of 2,175 gaming machines of which 1,138 machines were held in inventory and 1,037 machines were in operation.  Of the 1,037 gaming machines in operation, 797 machines were in operation in five venues in the Philippines and 240 machines were in operation in one venue in Cambodia. Of our 797 gaming machines in operation in the Philippines, we recognized revenue on gaming activities occurring on 617 machines and deferred revenues for the remaining 180 machines in one venue because the collection from this venue is not yet reasonably assured.

In Cambodia, recent regulatory changes have impacted the competitive landscape of gaming operations in this market.  Due to directives issued by the Cambodian government in December 2008 and February 2009, all slot clubs in the Phnom Penh area, including ours, were either temporarily or permanently closed, with the exception of those operated within NagaWorld. NagaWorld operates under an exclusive casino license within a 200 kilometer radius of the capital city of Phnom Penh and the Premier Club at NagaWorld is now our sole venue in operation in Cambodia.

On December 13, 2008, we entered into a contract with NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE:3918), to place electronic gaming machines on a participation basis at its NagaWorld, luxury hotel casino resort in Cambodia and the only licensed full service casino in Phnom Penh.

Under the terms of the agreement, we are contracted to place electronic gaming machines in Premier Club, an assigned area of NagaWorld, and share in the gross revenue generated by each machine placed.  We have joint control with NagaWorld over the operation of the electronic gaming machines, including floor staff and audit rights. We are entitled to 25% of the revenue generated by the machines placed in that assigned area and NagaWorld are entitled to 75% of such revenue. Most of the costs and expenses related to the operation of the machines placed in the relevant assigned area, such as marketing funds, staff costs and staff meal expenses, is shared 25% by us and 75% by NagaWorld.  This agreement is valid for a term of five years commencing from the live commercial launch of the operation of our machines in NagaWorld on January 24, 2009.

In February, 2009, we entered into another contract with NagaWorld, which was subsequently rationalized by another contract with NagaWorld dated June 15, 2009, for placement of an additional 58 machines at another assigned area within NagaWorld casino resort and in consideration of such additional placements, a commitment fee of $1 million was deemed to have been paid by the Company by off-setting against accounts receivable from NagaWorld. Pursuant to the terms of this contract, we are entitled to receive 100% of the revenue generated by such additional machines in full unless and until we have received an amount equal to the commitment fee of $1 million and, thereafter, we are entitled to 20% of the relevant revenue and NagaWorld shall be entitled to 80% thereof.

On July 25, 2009, we entered into a further agreement and an option deed with NagaWorld to place another additional 200 electronic gaming machines on a participation basis at NagaWorld casino resort with an option to place a further maximum of 200 machines by the end of this year.

Under the terms of the agreement, we will place 200 additional electronic gaming machines (the “Additional Machines”) in a prescribed area of NagaWorld’s public casino floor of the casino wing and will share in the gross revenue generated by each of these machines. We and NagaWorld will have joint control over the operation of the electronic gaming machines, including floor staff and audit rights. In consideration for the placement of the Additional Machines, we have paid a commitment fee of $5.84 million to NagaWorld. We and NagaWorld will share the win per unit per day (WUD) from the Additional Machines and certain operating costs related to marketing and floor staff at a 20% / 80% split, respectively, provided that we are entitled to 100% of the WUD from the Additional Machines until we have received a total accumulated WUD of $7.3 million (representing $5.84 million plus 20% of our anticipated share of the WUD). WUD from the Additional Machines will be settled and collected daily by us.

This new agreement is for a term of five years from October 1, 2009 and if upon any termination of this agreement, we have not received a total accumulated WUD of $7.3 million, then NagaWorld shall pay, within seven days after termination, the difference between $5.84 million and 80% of the WUD actually collected and received by us from the said 200 machines during the period from the machines operation date up to the date of termination.

As of August 2, 2009, we had eight venues in operation with a total operating machine base of 1,216, comprised of seven venues in the Philippines with a total of 976 installed units and one venue in Cambodia with a total of 240 installed units.  This includes two new recently opened venues in the Philippines with a total of 179 units.  These 179 placements include one new venue with 44 machines, which is now fully deployed under the current contract, and 135 machines of a total contracted 150 in another venue, which is currently operating as a soft open until the remainder of the machines are deployed in August. We have approximately 365 additional machines currently under contract, which we expect will be in operation within the next two months.  These installations include approximately 165 machines at two venues in the Philippines and 200 additional machines in a prominent location on the casino floor at NagaWorld in Cambodia.  However, total placements can fluctuate due to our strategic efforts to optimize average WUD.  In the event gaming machine performances at our contracted venues does not meet expectations, we may choose to withdraw all or a portion of our gaming machines from such venues for future redeployment in new or existing venues with better performance prospects.

Table Game Products

On March 16, 2009, we entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. (the “Purchase and Settlement Agreement”) pursuant to which we sold Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, including but not limited to, the trademarks of Random Plus™, ShufflePro™ and Deck Checker™, and certain inventory of such products.  All revenues and expenses from these assets sold to Shuffle Master have been reclassified as discontinued operations.

Table game products revenue increased $2,954,136 to $3,190,978 for the three-month period ended June 30, 2009 compared to the corresponding period in the prior year.  The increase was the result of a large gaming chip order to a new casino in Macau.

Our gross profit on gaming chips products increased $1,240,357 to $1,300,178 in the three month period ended June 30, 2009 compared to a gross profit of $59,812 in the corresponding period of the prior year due to increased revenue and volumes in our RFID gaming chips resulting in production efficiencies.

Table game products revenue increased $2,928,208 to $3,269,044 for the six-month month period ended June 30, 2009 compared to the corresponding period in the prior year.  The increase was the result of a large gaming chip order to a new casino in Macau.

Our gross margin on gaming chips products increased $1,319,923 to $1,395,983 in the six-month period ended June 30, 2009 compared to $76,060 in the corresponding period of the prior year due to increased revenue and volume in our RFID gaming chips resulting in production efficiencies.

Non-Gaming Products

Non-gaming products revenue, which consists of automotive tooling and parts, decreased in the three-month period ended June 30, 2009 by $1,489,896 to $838,685 compared to $2,328,581 in the corresponding period of the prior year.  The decrease is related to sales reductions to our largest customer as they decreased their production for the year.

Gross loss increased $545,981 to a loss of $155,785 for the three-month period ended June 30, 2009 compared to a gross profit of $390,196 in the corresponding period in the prior year due to the reduction in sales orders from our major customer and resulting loss of production efficiencies.

Non-gaming products revenue decreased $2,544,164 to $1,517,294 in the six-month period ended June 30, 2009 compared to $4,061,458 in the corresponding period of the prior year.  The decrease is related to sales reductions to our largest customer as they decreased their production for the year.

Gross loss increased $824,178 to a loss of $233,590 for the six-month period ended June 30, 2009 compared to a gross profit of $590,588 in the corresponding period in the prior year due to the reduction in sales orders from our major customer and resulting loss of production efficiencies.

Operating Expenses

The following is a schedule of expenses on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Selling, general and administrative	$1,830,903	$4,033,098	$4,426,744	7,232,528
Stock-based compensation expense	244,315	2,565,258	446,170	4,367,579
Impairment of assets	—	1,368,829	—	1,368,829
Research and development	74,658	232,548	129,547	467,822
Depreciation and amortization	255,417	232,503	564,771	456,850
Restructuring charges	88,631	2,706	587,799	168,276
	$2,493,924	$8,434,942	$6,155,031	14,061,884

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2,202,195 for the three-month period ended June 30, 2009, compared to $4,033,098 in the prior year period due to our cost reduction initiatives.  Salaries and wages expense declined $0.9 million as a result of headcount reductions and voluntary senior management pay reductions.  Legal expense and external consultancy and accounting fees declined $0.6 million due to greater reliance of related projects on in-house personnel.  Travel decreased by $0.4 million due to concerted efforts to reduce employee travel to the bare minimum.  Office supplies and other expenses decreased by $0.3 million due to various cost reduction initiatives.

Selling, general and administrative expenses decreased by $2,805,784 for the six-month period ended June 30, 2009, compared to the prior year period due to our cost reduction initiatives.  Salaries and wages expense declined $1.1 million as a result of headcount reductions and voluntary senior management pay reductions.  Legal expense and external consultancy and accounting fees declined $0.9 million due to greater reliance of related projects on in-house personnel.  Travel decreased by $0.5 million due to concerted efforts to reduce employee travel to the bare minimum.  Office supplies and other expenses decreased by $0.3 million due to various cost reduction initiatives.

Based on our cost reduction plans, we anticipate selling, general, and administrative expenses can be maintained at approximately $1.8 million per quarter.

Stock-Based Compensation Expense

Stock-based compensation expense decreased by $2,320,943 to $244,315 for the three-month period ended June 30, 2009, compared to $2,565,258  in the corresponding period of the prior year primarily due to re-measurement of non-employee awards at fair market value and senior executives who have departed and their stock options forfeited.

Stock-based compensation expense decreased by $3,921,409 to $446,170 for the six-month period ended June 30, 2009 compared to $4,367,579 in the corresponding period of the prior year due to re-measurement of non-employee awards at fair market value and senior executives who have departed and their stock options forfeited.

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

For the first half of 2008, table game revenue did not meet sales targets.  In addition, future order placements indicated the remaining value on June 30, 2008 of $1,368,829 may not be recoverable.  Per SFAS No. 144, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable including an accumulation of costs significantly in excess of the amount originally expected for the acquisition.

We estimated fair value using present value techniques based on estimates of cash flows.  In accordance with SFAS No. 144, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  Based upon the above, we recorded an impairment to the asset of $1,368,829 and included the amount in loss from operations in our consolidated statements of operations and deficit.

Research and Development Expenses

Research and development expenses decreased $157,890 to $74,658 for the three-month period ended June 30, 2009 compared to the prior year period as a result of reduced expenses related to the development of ShufflePro and Chip Washer products. As a result of our sale to Shuffle Master of our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventory of such products pursuant to the Purchase and Settlement Agreement as set out above have been written off.

Research and development expenses decreased $338,275 to $129,547 for the six-month period ended June 30, 2009 compared to $467,822 for the prior year period for the same reason as described above.

It is anticipated that future research and development will be focused on potential gaming and/or non-gaming product enhancements.

Depreciation and Amortization Expenses

The total depreciation and amortization expenses increased $22,914 to $255,417 for the three-month period ended June 30, 2009 compared to $232,503 in the prior year period.  The increase was a result of additional depreciation for office equipment and leasehold improvements.

The total depreciation and amortization expenses increased $107,921 to $564,771for the six-month period ended June 30, 2009 compared to $456,850 in the prior year period.  The increase was a result of additional depreciation for office equipment and leasehold improvements.

Restructuring Charges

During the three-month period ended June 30, 2009, as part of our cost reduction initiatives we incurred restructuring charges of $88,631 for facility operating leases that we vacated.

During the six -month period ended June 30, 2009, as part of our cost reduction initiatives we incurred restructuring charges of $587,799 for severance wages and benefits related to the termination of employees and the facility operating leases that we vacated.  The amount represents the contractual and other agreements with employees including a former executive, which only includes charges for termination benefits measured at the estimated fair value at the termination date and does not include charges for services yet to be rendered.

Other Income/(Expenses)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest expense and finance fees	$(112,258)	$(220,234)	(248,196)	(274,520)
Interest income	26,044	155,436	64,432	522,187
Foreign currency gains/(losses)	64,037	(198,439)	(62,529)	641,527
Loss on dispositions of assets	(93,868)	—	(93,698)	—
Other	725,642	79,768	737,850	160,294
Total	$609,597	$(183,469)	$397,859	1,049,488

Interest Expense and Finance Fees

Interest expense and finance fees decreased $107,976 to $112,258 for the three-month period ended June 30, 2009 compared to $220,234 in the same period in 2008 principally due to lower debt levels and the reduced interest rate on the Elixir International notes.  In April 2008, we signed a note agreement for $15.0 million with Elixir International accruing 8% interest and in November 2008, the agreement was amended and the interest rate was reduced to 5%.

Interest expense and finance fees decreased $26,324 to $248,196 for the six-month period ended June 30, 2009 compared to $274,520 in the same period in 2008 principally due to lower debt levels and the reduced interest rate on notes from Elixir International.  Also, since the note was issued in April 2008, the six-month period ended June 30, 2009 reflects six months of interest expense compared to three months of interest expense for the six-month period ended June 30, 2008.

Interest Income

Interest income decreased $129,392 to $26,044 for the three-month period ended June 30, 2009 compared to $155,436 in the same period in 2008 as a result of the decrease in cash and cash equivalents held in overnight money market accounts and the general decrease in interest rates.  Cash in bank decreased by $17.8 million to $9.5 million from June 30, 2008 to June 30, 2009 mainly due to payments for gaming machine purchases and operating expenses.

Interest income decreased $457,755 to $64,432 for the six-month period ended June 30, 2009 compared to $522,187 in the same period in 2008. We received funding from the private placement of common stock in the fourth quarter of 2007 and, as a result, the average cash position was significantly higher in 2008 and only depleted over the year.  The average cash holdings per month were higher during the six months ended June 30, 2008 compared to the same period in 2009.

Foreign Currency Transactions

The Company reported foreign currency gains of $64,037 for the three-month period ended June 30, 2009 compared to losses of $198,439 for the same period in 2008. The current period gains resulted from the appreciating value of the Australian dollar bank deposits which were recorded at an affiliate whose functional currency is the Hong Kong dollar. In the second quarter of 2008, the foreign currency transaction losses were primarily due to settlement of U.S. dollar denominated payables as a result of the depreciating value of the Philippine peso.

The Company incurred foreign currency losses of $62,259 for the six-month period ended June 30, 2009 compared to gains of $641,527 for the same period in 2008. The current period losses resulted from the appreciating value of the U.S. dollar denominated payables at our Philippine operations, whose functional currency is the Philippine peso. In the first quarter of 2008, the Philippine affiliate recorded foreign currency transaction gains mainly due to settlement of U.S. dollar denominated payables as a result of the appreciating value of the Philippine peso.

Other

Other income increased $645,874 to $725,642 for the three-month period ended June 30, 2009 compared to $79,768 in the prior year period primarily because we recorded a settlement gain of $655,506 from the Purton litigation during the three-month period ended June 30, 2009. On June 17, 2009, the Company entered into a deed of release with William Purton and the other plaintiffs in which he has control for the settlement of all legal claims, disputes and proceedings between the parties. For further details, please refer to Note 17 of the Notes to Consolidated Financial Statements.

Other income increased $577,556 to $737,850 for the six-month period ended June 30, 2009 compared to $160,294 in the prior year period primarily because we recorded a settlement gain of $655,506 from the Purton litigation during the three-month period ended June 30, 2009.

Income Tax Provisions

Our effective tax rate for the six-month period ended June 30, 2009 was approximately (3.93)%.  We will continue to review the tax losses and income generated in the future by our foreign subsidiaries to minimize taxation implication/costs.

	Six Months Ended June 30,		Increase/(Decrease)
	2009	2008	Dollar Amount	% Amount
Income tax provisions	$(299,094)	$(22,498)	$(276,596)	1229%

FINANCIAL CONDITION

Liquidity and Capital Resources

On April 21, 2008, we entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International. Upon entering into the Agreement, we immediately issued the first note pursuant to the terms of the Facility Agreement in the then principal amount of $15,000,000 (the “Initial Advance”).  The Initial Advance extinguished a then trade payable of an equivalent amount to Elixir International in respect to gaming machines previously acquired.

Under the terms as amended on November 6, 2008 (the “New Note”), we are obligated to repay the principal of $12.1 million, plus any accrued interest thereon, in equal monthly installments of approximately $530,000 from January 1, 2009 to December 1, 2010.  The advances under the Facility Agreement are subject to demand by Elixir International for immediate payment only if there is either an event of default or a change of control defined in the Facility Agreement.

We began paying our monthly installments of approximately $530,000 under the New Note on January 1, 2009 and have paid or settled six installments during the six month period.  As at June 30, 2009, the unpaid principal balance under the New Note was approximately $9.2 million (the “Outstanding Principal”). On July 24, 2009, for the purpose of improving our financial flexibility so as to enable us to capitalize on potential growth and investment opportunities such as expansion of slot machine placements and operations in new venues, at our request, Elixir International entered into an Amendment No. 2 to the Trade Credit Facility Agreement and Related Note with us (the “Second Facility Amendment Agreement”).  Pursuant to the Second Facility Amendment Agreement, Elixir International has agreed to restructure the payment schedule of the Outstanding Principal. Under the revised payment schedule, we are not required to make any repayments of principal or interest under the Facility Agreement until July 1, 2010 provided that interest at the rate of 5% will continue to accrue on the Outstanding Principal balance. The repayment of the Outstanding Principal balance and interest accrued thereon shall be repaid in 18 equal monthly installments commencing on July 1, 2010.

As of June 30, 2009, we had total cash and cash equivalents of $9.5 million and a working capital balance of $4.5 million.  Our working capital was positively impacted by operating gains and the residual sale of inventory related to the sale of our Deckchecker and card shuffler assets in March for which we received $400,000 in April 2009.  However, working capital was negatively impacted by the repayment of the monthly installments under the New Note due to Elixir International.

During the six-month period ended June 30, 2009, we recorded net cash flow used in operations of approximately $4.0 million.  Our current gaming machine inventory level is approximately 1,100, which we will seek to re-deploy into new projects and existing sites.  In accordance with our contract dated July 25, 2009 with NagaWorld, we paid a commitment fee to NagaWorld for $5.84 million on August 3, 2009.  In addition, we intend to purchase a limited number of gaming machines during 2009 to augment our existing inventory of machines and enhance game floor mix to better optimize performance at anticipated new and existing venues. With limited exceptions, we believe we will be able to purchase second-hand machines at discounted prices.  We will also purchase casino management systems during 2009 for placement in previously purchased or new gaming machines depending upon our business plan’s execution.  Based on our existing growth plans, we anticipate capital expenditures will be limited to approximately $2.0 to $3.0 million for the remainder of 2009.

Based on:

•                  the Second Facility Amendment Agreement dated July 24, 2009 to the Trade Credit Facility, which became effective July 1, 2009, we can defer the repayment of principal and interest payments on the outstanding principal balance until July 2010 providing cash flow benefits to Elixir Gaming by reducing cash outlays approximately $1.6 million per quarter until July 2010 and improved financial flexibility to enable us to pursue growth opportunities in our core electronic gaming machine participation business;

•                  our extensive cost cutting measures, which involve, amongst other initiatives, the closure of our China factory and Macau office and significant reductions in traveling and entertainment expenses, once fully implemented in the third quarter of 2009 should result in annualized selling, general and administrative cash expense savings of approximately 50% compared to 2008 levels;

•                  our ability to collect on a daily basis 100% of the win per unit from NagaWorld for the additional 200 gaming machines to be placed during the third quarter of 2009 until such time as the commitment fee of $5.84 million plus Elixir Gaming’s 20% share of the win per day on these machines is recouped; and

•                  our assumption that we will be successful in our endeavors to ramp up the revenue base by focusing our placement of gaming machines in strong performing venues and plans to provide value-added services, such as promotion and marketing advisory services, to certain venues with a view to improving net win per machine.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our working capital needs at least through June of 2010.

However, should we endeavor to commit to any future large projects to expand our gaming participation operations, we may require additional funding at such time. In this case, we will look into the options for raising additional funds through various financing sources, including the sale of debt or equity securities and/or the procurement of commercial debt financing and/or vendor financing.  However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected.  Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility and any equity financing will be dilutive to our present stockholders.

Cash Flows Summary

	Six Months Ended June 30,
	2009	2008	Increase (Decrease)
Cash provided by/ (used in):
Operations	$(3,935,920)	$(9,360,156)	$(5,424,236)
Investing	1,890,341	(30,240,650)	(32,130,991)
Financing	(3,072,045)	(1,365,994)	1,706,051
Effect of exchange rate change in cash	127,846	—	(127,846)
	$(4,989,778)	$(40,966,800)	$(35,977,022)

Operations

Cash used in operations decreased as a result of the decrease in year-to-date operating losses before depreciation and amortization.

Investing

Cash provided by investing activities increased as a result of the sale of assets to Shuffle Master and significant reductions in purchasing of gaming machines and systems after the first year of operations.  Electronic gaming machines and property, plant and equipment of $1.2 million were purchased in the six-month period ended June 30, 2009.

Financing

Cash used in financing activities increased as a result of repayments on the note payable to Elixir International.

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

We consider the following accounting estimates to be the most critical to fully understanding and evaluating our reported financial results. They require us to make subjective or complex judgments about matters that are inherently uncertain or variable. Senior management have discussed the development, selection and disclosure of the following accounting estimates, considered most sensitive to changes from external factors, with the audit committee of our board of directors.

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

Prepaid expenses and other current assets

During the second quarter of 2009, the Company paid commitment fees of $1 million to the venue operator in Cambodia as a consideration to place 40 machines in the main lobby floor area. This amount will be fully recouped from the net win sharing before the revenue split. Under EITF 01-9, the placement fees are generally required to be characterized as a reduction of revenue. As of June 30, 2009, the Company had a commitment fee balance of $397,997 included in the prepaid expenses and other current assets. This amount is recorded as advance and will be amortized as a reduction of participation revenue.

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

Revenues are recognized as incurred with the exception of one of our venues in which revenues are recognized as the payment for net winnings are received as the collections from this venue were not yet reasonably assured.  Net winnings from this venue have been recorded as deferred revenue until the collections of such net winnings are reasonably assured.  Deferred revenue was $318,614 and $Nil as of June 30, 2009 and December 31, 2008, respectively.

Stock-Based Compensation

We adopted SFAS No. 123R, Share-Based Payment, to account for all its stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. Under the fair value recognition provisions of SFAS No. 123R, for stock-based compensation accrued to employees and non-employee directors, we recognize stock-based compensation expense for all service-based awards with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation costs of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, we remeasure compensation costs each period until the service condition is complete and recognizes compensation costs on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding.  Stock-based compensation expense totaled $244,315 and $2,565,258 and $446,170 and $4,367,579 for the three-month and six-month periods ended June 30, 2009 and 2008, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

Recently Issued Accounting Standards

For a description of accounting changes and recent accounting pronouncements, including the dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 1: “Description of Business and Significant Accounting Policies” in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.            Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management are not yet in a position to confirm that all of our disclosure controls and procedures are not effective as of June 30, 2009, due to the fact the additional control mechanism implemented to rectify certain material weakness as identified at December 31, 2008 have not yet been tested for effectiveness by our auditors.  While we have implemented additional control procedures to mitigate the risks associated with these material weaknesses, and our internal auditors have tested for its effectiveness, these controls have not been independently tested as of June 30, 2009.  Thus, our material weaknesses will not be considered remediated until all testing has been completed and management has a basis to conclude that these controls are properly designed and operating effectively.

As previously reported in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2009, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of its last fiscal year, management identified four material weaknesses (i) tracking and accounting of electronic gaming machines (EGMs), (ii) foreign currency transaction and translation, (iii) calculation and recording of stock-based compensation, and (iv) valuation of inventory, receivables and intangible assets, in our internal control over financial reporting as of December 31, 2008. This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A, “Controls and Procedures,” included in our Form 10-K for the year ended December 31, 2008, for additional information on Management’s Report on Internal Controls Over Financial Reporting. Management is committed to remediate the material weaknesses as timely as possible and has implemented the following additional control procedures during the quarter ended June 30, 2009 when preparing the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States.

•                  In order to ensure our EGMs balance was correct as of June 30, 2009, a physical count of EGMs at June 30, 2009 was conducted with no material discrepancies noted.

•                  Management performed a thorough review of the re-measurement of foreign currency balances at June 30, 2009.

•                  Management performed a thorough review of the calculation and recording of stock-based compensation for the three-month period ended June 30, 2009.

•                  Management performed thorough reviews of and more robust analyses on certain critical estimates and account balances at June 30, 2009.

(b)  Changes in internal control over financial reporting.

Except as indicated in section (a) above, there were no other changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6.            Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

10.1	Deed of Release dated June 27, 2009 between, inter alia, Registrant and William Purton.	Filed electronically herewith

10.2	Two Services Agreements both dated May 18, 2009 between Registrant and Melco Services Limited.	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 18, 2009

10.3	Amendment No. 2 to Trade Credit Facility Agreement and Related Note dated July 24, 2009 between Registrant and Elixir International Limited.	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on July 24, 2009

10.4	Machines Operation and Participation Agreement dated July 25, 2009 between Registrant, Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited (Note*).	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on July 24, 2009

10.5	Option Deed dated July 25, 2009 between Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited.	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on July 24, 2009

Note* : Certain portions of the exhibit have been omitted pursuant to Registrant’s confidential treatment request filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The omitted text has been filed separately with the Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELIXIR GAMING TECHNOLOGIES, INC.
(Registrant)

Date:	August 14, 2009	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	August 14, 2009	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Chief Accounting Officer