Form 10-Q
period 2009-09-30
Elixir Gaming Technologies, Inc.
filed 2009-11-10
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 10, 2009, 114,956,667 shares of common stock of Elixir Gaming Technologies, Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.                                   Financial Statements

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,669,902	$14,504,433
Accounts receivable, trade, net of allowance for uncollectible of $392,870 in 2009 and $923,603 in 2008	2,260,455	1,336,261
Due from a related party	11,183	531,109
Other receivables	131,280	78,082
Inventories	394,141	1,096,046
Prepaid expenses and other current assets	6,593,755	1,299,487
Total current assets	14,060,716	18,845,418

Gaming equipment and systems, net of accumulated depreciation of $12,982,714 in 2009 and $7,081,817 in 2008	42,102,286	48,351,545
Property and equipment, net of accumulated depreciation of $3,657,806 in 2009 and $2,917,153 in 2008	3,449,100	3,724,467
Intangible assets, net of accumulated amortization of $1,638,832 in 2009 and $2,356,271 in 2008	3,127,769	4,123,403
Goodwill	84,210	84,210
Deposits and other assets	981,854	1,284,679
Total assets	$63,805,935	$76,413,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$828,576	$806,538
Amount due to a related party	20,956	27,672
Accrued expenses	1,855,390	2,712,758
Deferred revenue	149,087	—
Short-term debt	—	29,372
Notes payable to a related party, current portion	1,554,075	5,884,049
Capital lease obligations, current portion	211,540	269,371
Customer deposits	98,424	1,525,569
Liabilities related to discontinued operations	247,609	—
Total current liabilities	4,965,657	11,255,329

Notes payable to a related party, net of current portion	7,724,281	6,185,088
Capital lease obligations, net of current portion	439,928	468,424
Other liabilities	903,221	525,986
Deferred tax liability	842,301	495,560
Total liabilities	14,875,388	18,930,387

Stockholders’ equity:
Common stock, $.001 par value, 300,000,000 shares authorized; and 114,956,667 shares issued and outstanding	114,957	114,957
Additional paid-in-capital	414,762,732	413,987,829
Accumulated other comprehensive losses	(1,336,877)	(2,107,842)
Accumulated deficit	(364,610,265)	(354,511,609)
Total stockholders’ equity	48,930,547	57,483,335
Total liabilities and stockholders’ equity	$63,805,935	$76,413,722

The notes to consolidated financial statements are an integral part of these consolidated statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Table game products
Related party	$—	$69,356	$2,975,769	$269,539
Third party	571,959	145,248	865,234	285,901
	571,959	214,604	3,841,003	555,440
Gaming machine participation	1,838,579	1,109,144	4,527,376	2,396,673
Non-gaming products	1,201,243	2,084,950	2,718,537	6,146,407
	3,611,781	3,408,698	11,086,916	9,098,520
Operating costs and expenses:
Cost of gaming machine participation
Machine depreciation	2,533,508	2,255,045	7,349,194	5,643,689
Write-off of gaming assets	117,351	—	496,331	—
Other operating costs	370,203	446,068	885,736	655,366
Cost of table game products	274,609	405,960	2,147,670	670,736
Cost of non-gaming products	1,204,302	1,791,863	2,955,187	5,262,733
Selling, general and administrative	1,790,759	5,239,356	6,663,673	16,839,463
Impairment of assets	424,500	—	424,500	1,368,829
Flood damage losses	98,450	—	98,450	—
Research and development	71,744	90,995	201,291	558,816
Depreciation and amortization	237,169	306,342	801,939	763,192
Restructuring charges	3,876	—	591,675	168,276
Total operating costs and expense	7,126,471	10,535,629	22,615,646	31,931,100

Loss from operations	(3,514,690)	(7,126,931)	(11,528,730)	(22,832,580)

Other income/(expense):
Interest expense and finance fees	(145,815)	(290,355)	(394,011)	(564,876)
Interest income	10,297	107,420	74,729	629,606
Foreign currency gain/(loss)	(16,324)	(3,100)	(78,853)	638,427
Loss on disposition of assets	—	—	(93,698)	(22,776)
Other	60,010	85,556	797,860	268,627
Total other income/(expense)	(91,832)	(100,479)	306,027	949,008

Loss before income tax and discontinued operations	(3,606,522)	(7,227,410)	(11,222,703)	(21,883,572)

Income tax expense	(68,548)	—	(367,642)	(22,498)

Net loss from continuing operations	(3,675,070)	(7,227,410)	(11,590,345)	(21,906,070)
Net profit/(loss) from discontinued operations, net of tax	4,919	(89,494)	1,546,736	(263,431)

Net loss	$(3,670,151)	$(7,316,904)	$(10,043,609)	$(22,169,501)

Loss per share:
Loss from continuing operations	(0.03)	(0.06)	(0.10)	(0.19)
Income from discontinued operations	0.00	(0.00)	0.01	(0.00)
Basic and diluted loss per share	$(0.03)	$(0.06)	$(0.09)	$(0.19)

Weighted average common shares outstanding	114,956,667	114,946,671	114,956,667	114,945,602

The notes to consolidated financial statements are an integral part of these consolidated statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(10,043,609)	$(22,169,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Income tax expense	367,642	22,498
Unrealised foreign currency (gains)/losses	131,705	(638,427)
Impairment of assets	424,500	1,368,829
Flood damage losses	98,450	—
Depreciation of gaming machines and systems and property and equipment	8,018,500	6,230,422
Restructuring charges	38,195	—
Amortization of intangible assets	376,132	500,382
Amortization of deferred interest	22,400	20,000
Amortization of prepaid sales commission	—	29,971
Stock-based compensation and warrant expense	774,903	5,842,642
Gain on sale of shuffler business	(1,962,016)	—
Loss on disposition of assets	93,698	22,777
Write-off of gaming assets	496,331	—
Write-down of inventory	(106)	28,412
Provision for bad debt expense	20,594	358,457
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(722,073)	(2,205,895)
Inventories	141,382	304,515
Prepaid expenses and other current assets	(5,189,892)	209,352
Deposits and other assets	(1,183,273)	(877,306)
Accounts payable	(64,712)	(1,196,402)
Amount due from related parties	562,013	(1,076,993)
Deferred revenue	149,087	—
Accrued expenses and other current liabilities	(495,603)	(999,417)
Net cash used in operating activities	(7,945,752)	(14,225,684)

Cash flows from investing activities:
Purchase of property and equipment	—	(1,278,898)
Sale of shuffler business	2,800,000	—
Purchase of gaming machines, systems and deposits paid	(1,753,261)	(31,698,134)
Sale of property and equipment	79,261	41,054
Net cash generated/(used) in investing activities	1,126,000	(32,935,978)

Cash flows from financing activities:
Proceeds from sale of stock, warrants and options	—	70,803
Repayment of short-term debt and leases	(258,833)	(420,869)
Repayment of notes payable	(2,905,327)	(2,930,864)
Net cash used in financing activities	$(3,164,160)	$(3,280,930)

Effect of exchange rate change on cash	149,381	—
Decrease in cash and cash equivalents	(9,834,531)	(50,442,592)
Cash and cash equivalents at beginning of period	14,504,433	68,286,820
Cash and cash equivalents at end of period	$4,669,902	$17,844,228

Non-cash investing and financing activities:
Conversion of related party payables to trade credit facility agreement	$—	$15,000,000

Supplemental disclosure of cash flows information
Interest paid	$319,762	$461,181

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

Principles of Consolidation

These consolidated financial statements include the accounts of Elixir Gaming Technologies, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.  The Company places its cash with financial institutions.  At September 30, 2009, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by $4.4 million.

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

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with FASB ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition.  If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.  There are no impairment charges for long-lived assets for the three months ended September 30, 2009.

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

During the three-month period ended September 30, 2009, the Company paid commitment fees of $5.84 million, to a venue operator in Cambodia as a consideration to place additional machines on the casino floor of that venue. The Company will be entitled to extra net win sharing until the amount is fully recouped. This amount is recorded as an advance and will be offset as a reduction of participation revenue upon recoupment of the same or any part thereof.  As of September 30, 2009, the Company had a commitment fee balance of $5,540,235 included in prepaids, deposits and other current assets.

Consignment Inventory

As of September 30, 2009 and December 31, 2008, the Company had consignment inventory, service supplies and parts of $NIL and $235,318, net of provisions for obsolescence of $NIL and $372,698, respectively.  Revenue is not recognized until ownership of products and titles pass to the distributor, which occurs upon the distributor’s use of the products evidenced by a purchase order or sales to third-party customers.

Gaming Machines and Systems

Gaming machines and systems are stated at cost.  The Company depreciates new gaming machines and systems over a five-year useful life and depreciates refurbished gaming machines over a three-year useful life once placed in service. Depreciation of gaming machines and systems of $2,533,508 and $2,255,045 and $7,349,194 and $5,643,689 are included in cost of gaming machine participation in the consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively. Any subsequent costs relating to gaming machine redeployments are expensed in the period when incurred. During the three-month period ended September 30, 2009, the Company incurred approximately $150,000 in machine redeployment costs.

Flood Damage Losses

During the three-month period ended September 30, 2009, the Metro-Manila area of the Philippines was struck by numerous storms, which produced large typhoons in the area.  During the strongest of the typhoons, certain casinos and venues were flooded and the Company’s gaming machines placed in these casinos/venues therein were either damaged or destroyed entirely. The preliminary assessment shows total cost of the damage related to this event being approximately $146,000; of which the entire amount (less deductible) is expected to be fully covered by the Company’s property insurance policy on the gaming machines. The Company recorded the deductible amount of $98,450 on the insurance policy, which has been separately presented in the Consolidated Statements of Operations.

Property and Equipment

Property and equipment items are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to five years, which in the case of leasehold improvements, is limited to the lives of the leases and throughout the renewal period so long as renewal is reasonably assured. Depreciation of property and equipment of $68,322 and $100,135 and $243,520 and $307,192 is included in cost of operations (gaming products or non-gaming products) in the consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively.

Intangible Assets, including Goodwill

Intangible assets consist of patents, customer relationships, trademarks and goodwill. They are recorded at cost and are amortized, except goodwill, on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which ranges from ten to 13 years. The straight-line amortization method is utilized because the Company believes there is not a more reliably determinable method of reflecting the pattern for which the economic benefits of the intangible assets are consumed or otherwise used.

The Company measures and tests goodwill and intangible assets for impairment in accordance with FASB ASC 350, Goodwill and Other Intangible Assets, and FASB ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, at least annually on December 31 or more often if there are indicators of impairment.

Litigation and Other Contingencies

The Company may be involved in legal matters, litigation and claims of various types in the ordinary course of its business operations. The Company has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The status of a significant legal matter is summarized in Note 17.

FASB ASC 450, Accounting for Contingencies, requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred and that the amount can be reasonably estimated. Significant management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict. For contingencies for which unfavorable outcomes are reasonably possible and which are significant, the Company discloses the nature of the contingency and, where feasible, estimates of the possible losses.

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

The Company recognizes revenue from its sales to independent distributors upon shipments to the distributors against distributor contracts or purchase orders for products.  The Company recognizes revenue on consignment inventory when ownership of product and title passes to the distributor, which occurs upon the distributor’s use of the product in its service organization or sale to an end user.

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

Revenues are recognized as incurred with the exception of one of our venues for which revenues are recognized as the payment for net winnings are received as the collections from this venue were not yet reasonably assured.  Net winnings from this venue have been recorded as deferred revenue until the collections of such net winnings are reasonably assured.  Deferred revenue was $149,087 and $NIL as of September 30, 2009 and December 31, 2008, respectively.

Stock-Based Compensation

The Company adopted FASB ASC 718, Share-Based Payments, to account for all its stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. Under the fair value recognition provisions of FASB ASC 718, for stock-based compensation accrued to employees and non-employee directors, the Company recognizes stock-based compensation expense for all service-based awards with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding.  Stock-based compensation expense totaled $328,733 and $1,475,063, and $774,903 and $5,842,642 for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.  See Note 12 for additional information regarding these assumptions.

Research and Development Expenses

Research and development costs are charged to expense as incurred.  Employee related costs associated with product development are included in research and development costs.  The Company incurred $71,744 and $90,995 and $201,291 and $558,816 in research and development expenses for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively.

Income Taxes

The Company is subject to income taxes in the U.S. (including federal and state) and several foreign jurisdictions in which it operates. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. FASB ASC 740, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent the Company believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors.

The Company accounts for uncertain tax positions in accordance with FASB ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

Fair Value Measurements

Fair value is defined under FASB ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard establishes a fair value hierarchy based on three levels of input, of which the first two are considered observable and the last unobservable.

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

•                  Level 3 - Unobservable input, where there is little or no market activity for the asset or liability. This input reflects the reporting entity’s own assumptions of the data that participants would use in pricing the asset or liability, based on the best information available under the circumstances.

At September 30, 2009, cash and cash equivalents included $601,736 in bank deposits, which are reported at fair value.  The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative U.S. generally accepted accounting principles (GAAP) in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).

In December 2007, FASB issued ASC 805, Business Combinations, which expands on the required disclosures better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. FASB ASC 805 also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. FASB ASC 805 is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company adopted this statement as of January 1, 2009 and the adoption has had no impact to the consolidated financial statements.

In February 2008, the FASB amended ASC 820, which deferred the effective date of ASC 820 for one year for certain non-financial assets and non-financial liabilities. The Company adopted this statement as of January 1, 2009 and the adoption has had no impact on the Company’s financial position and results of operations.

In April 2009, the FASB amended ASC 820, in which, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FASB ASC 820. The Company adopted this amendment during the three-month period ended June 30, 2009 and there was no material impact on the financial position, results of operations or cash flows.

In April 2009, the FASB amended FASB ASC 825 and ASC 270, Interim Disclosures about Fair Value of Financial Instruments. The amendment requires an entity to provide disclosures about fair value of financial instruments in interim financial information. This amendment is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009. The Company adopted this amendment in the three-month period ended June 30, 2009 and there was no impact on the financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855, Subsequent Events.  This Standard sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this statement during the three-month period ended June 30, 2009 and there was no impact on the financial position, results of operations or cash flows.

Note 2.                                  Segments

The Company currently conducts business in three operating segments: (i) gaming machine participation operations; (ii) table game product operations, which after the sale of the shuffler and deck checker assets that was completed in April 2009 consist exclusively of gaming chips; and (iii) non-gaming product operations, which consist primarily of the Dolphin Advanced Technologies Pty Ltd (“Dolphin”) automotive components. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.  The following table presents the financial information for each of the Company’s operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Gaming machine participation operations	$1,838,579	$1,109,144	$4,527,376	$2,396,673
Table game product operations	571,959	214,604	3,841,003	555,440
Non-gaming product operations	1,201,243	2,084,950	2,718,537	6,146,407
Total revenues	$3,611,781	$3,408,698	$11,086,916	$9,098,520

Operating loss:
Gaming machine participation operations gross margin	$(1,182,483)	$(1,591,969)	$(4,203,885)	$(3,902,382)
Table game product operations gross margin	297,350	(191,356)	1,693,333	(115,296)
Non-gaming product operations gross margin	(3,060)	293,087	(236,650)	883,674
Corporate and other operating costs and expenses	(2,626,497)	(5,636,693)	(8,781,528)	(19,698,576)
Total operating loss	$(3,514,690)	$(7,126,931)	$(11,528,730)	$(22,832,580)

Depreciation and amortization:
Gaming machine participation operations	$2,533,508	$2,255,045	$7,349,194	$5,643,689
Table game product operations	157,877	204,067	502,265	632,815
Non-gaming product operations	25,447	74,637	67,551	206,013
Corporate	122,143	132,317	475,622	248,287
Total depreciation and amortization	$2,838,975	$2,666,066	$8,394,632	$6,730,804

Geographic segment revenues for the three-month and nine-month periods ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Asia	$2,438,819	$1,323,748	$8,315,823	$3,001,886
Australia	1,020,377	2,084,950	2,618,508	6,096,634
Europe	61,352	—	61,352	—
Others	91,233	—	91,233	—
	$3,611,781	$3,408,698	$11,086,916	$9,098,520

For the three-month and nine-month periods ended September 30, 2009, in the table game products segment, the largest customer represented 38% and 86%, respectively, of total gaming chip product sales. For the three-month and nine-month periods ended September 30, 2009, within the non-gaming products segment, one customer represented 26% and 31%, respectively, of total non-gaming product sales. For the three-month and nine-month periods ended September 30, 2009, in the gaming machine participation segment, one customer represented 54% and 51%, respectively, of total participation revenue.

Note 3.                                  Inventories

Inventories consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$166,063	$1,309,765
Work-in-progress	—	202,837
Finished goods	261,366	1,001,108
	427,429	2,513,710
Less: allowances and other reserves	(33,288)	(1,417,664)
	$394,141	$1,096,046

Note 4.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Prepaid taxes	$351,183	$276,042
Prepayments to suppliers	565,000	172,500
Deposits on gaming machine orders	37,990	740,209
Advance commitment fee	5,540,235	—
Other	99,347	110,736
	$6,593,755	$1,299,487

Note 5.             Receivables

Accounts and other receivables consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Trade accounts	$2,653,325	$2,259,864
Other	131,280	78,082
	2,784,605	2,337,946
Less: allowance for doubtful accounts	(392,870)	(923,603)
Net	$2,391,735	$1,414,343

Bad debt (recovery) /expenses for the three-month and nine-month periods ended September 30, 2009 and 2008 were $(52,149) and $60,826 and $(65,518) and $366,810, respectively, which were recorded in selling, general and administrative expenses in the consolidated statements of operations.

Note 6.             Gaming Equipment and Systems

The major categories of gaming equipment and systems and accumulated depreciation consist of the following:

	Useful Life (years)	September 30, 2009	December 31, 2008
		(Unaudited)
Gaming equipment	3 – 5	$49,232,906	$49,282,197
Systems	5	5,852,094	6,151,165
		55,085,000	55,433,362
Less: accumulated depreciation		(12,982,714)	(7,081,817)
		$42,102,286	$48,351,545

Depreciation expenses for the three-month and nine-month periods ended September 30, 2009 and 2008 were $2,533,508 and $2,255,045,  and $7,349,194 and $5,643,689, respectively, which were recorded in cost of gaming machine participation in the consolidated statements of operations.

Note 7.             Property and Equipment

Property and equipment consist of the following:

	Useful Life (years)	September 30, 2009	December 31, 2008
		(Unaudited)
Equipment rented by customers	3 – 5	$14,606	$14,606
Equipment and vehicles, furniture and fixtures	3 – 5	6,274,272	5,789,631
Leasehold improvements	5	818,028	837,383
		7,106,906	6,641,620
Less accumulated depreciation		(3,657,806)	(2,917,153)
		$3,449,100	$3,724,467

At September 30, 2009 and December 31, 2008, the Company’s rented property and equipment by customers that represented assets held under capital leases was $14,606.

Note 8.             Intangible Assets, including Goodwill

In accordance with FASB ASC 350 and FASB ASC 360, the Company reviews goodwill and intangibles for impairment on an annual basis (December 31) or more frequently if events or circumstances indicate that the carrying values may not be recoverable. During the three-month period ended September 30, 2009, the Company recorded an impairment loss of $424,500, which relates to a write down of an intangible asset associated with the chip washer patents. Except for this item, no circumstances during the three-month and nine-month periods ended September 30, 2009 indicated any further impairment provisions were necessary.

The Company’s definite-life intangible assets are subject to amortization as follows:

	Useful Life (years)	September 30, 2009	December 31, 2008
		(Unaudited)
Patents	10	$2,577,500	$4,986,316
Less: impairment provision			(695,743)
Less: accumulated amortization		(837,687)	(1,666,533)

Customer relationships	10-13	1,684,101	1,684,101
Less: accumulated amortization		(670,478)	(588,292)

Trademarks	10-13	505,000	505,000
Less: accumulated amortization		(130,667)	(101,446)
Total		$3,127,769	$4,123,403

At September 30, 2009 and December 31, 2008, the Company’s goodwill was $84,210.

Note 9.             Deposits and Other Assets

Deposits and other assets consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Office equipment rental deposits	$89,356	$83,613
Sales tax in dispute	433,513	433,513
Restricted cash	112,058	419,256
Prepaid value-added tax	345,434	346,213
Other	1,493	2,084
Total	$981,854	$1,284,679

Note 10.           Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Payroll and related costs	$609,808	$724,450
Interest	87,250	150,864
Legal, accounting and tax	197,300	23,141
Deposits from customers	148,167	117,834
Accrued tax expenses	183,870	9,518
Deferred rent	97,351	47,790
Litigation (Note 17)	99,582	1,066,190
Other	432,062	572,971
Total	$1,855,390	$2,712,758

Note 11.           Debt and Capital Lease Obligations

Debt and capital lease obligations consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Note payable to a related party with interest at 5% (Note 13)	$9,278,356	$12,069,137
Short-term line of credit at an Australian bank	—	29,372
Capital lease obligations to an Australian bank at various interest rates and collateralized by equipment	631,673	663,400
Capital lease obligations for furniture, tooling and equipment	19,795	74,395
Total	9,929,824	12,836,304
Less current portion	(1,765,615)	(6,182,792)
Long-term portion	$8,164,209	$6,653,512

On November 6, 2008, in accordance with the amended Trade Credit Facility Agreement, Elixir International Limited (“Elixir International”), a wholly-owned subsidiary of Elixir Group Limited, which is the principal shareholder of the Company, surrendered its initial advance of $15.0 million to the Company in exchange for a new promissory note for the outstanding principal amount of $12.1 million.  The outstanding principal and the interest accrued (revised from 8% to 5%) thereon was to be repaid in 24 equal monthly installments reset from January 1, 2009. On July 24, 2009, the Company entered into Amendment No. 2 to the Trade Credit Facility Agreement with Elixir International to defer the repayment of principal and interest on the outstanding principal balance of $9.2 million until July 2010.  Repayments in 18 equal monthly installments will resume on July 1, 2010.  (see Note 13).

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

During the three-month period ended March 31, 2009, stock options for the purchase of 500,000 shares of common stock were granted with a weighted average exercise price of $0.13 and weighted average fair value of $0.12 and will vest over a six-month and one day period. There were no stock options granted during the three-month period ended September 30, 2009.

Prior to January 1, 2009, the Company had two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Stock Option Plans”), through which 15,000,000 shares and 300,000 shares were authorized, respectively.  Both Stock Option Plans expired on December 31, 2008.

In September 2007, stock options for the purchase of 5,000,000 shares of common stock were granted by the board of directors outside of the Stock Option Plans pursuant to the initial closing of the transactions under the Purchase and Product Participation Agreement (“Product Participation Agreement”) with Elixir Group Limited (“Elixir Group”), to certain employees and non-employees of Elixir Group and their parent Melco International Development Limited.  Each option had an exercise price of $2.90 per share and vested over three-year and five-year terms.

Options for the purchase of 12,433,262 shares of common stock issued and outstanding under the Plan and Stock Option Plans and stock options for purchases of common stock granted in relation to the Product Participation Agreement have a weighted average exercise price of $1.86, a weighted average fair value of $0.32 and an aggregate intrinsic value of $613,666 as of September 30, 2009.

As of September 30, 2009, 7,326,577 stock options were exercisable with a weighted average exercise price of $2.27, a weighted average fair value of $0.40, and an aggregate intrinsic value of $185,000.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	15,246,267	$2.28	5.09	$94,500
Granted	500,000	$0.13	—	—
Exercised	—	—	—	—
Cancelled	(3,313,005)	$3.55	—	$59,334
Outstanding as of September 30, 2009	12,433,262	$1.86	4.02	$613,666
Exercisable as of September 30, 2009	7,326,577	$2.27	3.28	185,000

Warrants

A summary of the status of the Company’s warrants outstanding at September 30, 2009 and changes during the nine-month period then ended is presented in the table below.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2008 and September 30, 2009	13,125,000	$1.84	0.61	—
Exercisable as of September 30, 2009	13,125,000	—	—	—

There were no warrants granted, exercised or cancelled during the three-month and nine-month periods ended September 30, 2009.  Outstanding and exercisable warrants have no aggregate intrinsic value as of September 30, 2009 due to the fair market value of the Company’s stock as of that date.

Recognition and Measurement

The fair value of each stock-based award to employees and non-employee directors is estimated on the measurement date which generally is the grant date while awards to non-employees are measured at the earlier of the performance commitment date or the service completion date using the Black-Scholes-Merton option-pricing model.  Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimates.  The Company estimates the expected life of the award by taking into consideration the vesting period, contractual term, historical exercise data, expected volatility, blackout periods and other relevant factors. Volatility is estimated by evaluating the Company’s historical volatility data.  The risk-free interest rate on the measurement date is based on U.S. Treasury constant maturity rates for a period approximating the expected life of the award.  The Company historically has not paid dividends and it does not expect to pay dividends in the foreseeable future.  Therefore, the expected dividend rate is zero.

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options and warrants granted during the nine-month periods ended September 30, 2009 and 2008:

	September 30,
	2009		2008
	Low	High	Low	High
Range of values:
Expected volatility	303.32%	303.32%	60.00%	63.59%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	3.73	2.54	10.00
Risk free rate	2.75%	2.75%	2.72%	4.01%

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

For awards with service conditions and graded vesting that were granted prior to the adoption of FASB ASC 718, the Company estimates the requisite service period and the number of shares expected to vest, and recognizes compensation expense for each tranche on the straight-line basis over the estimated requisite service period.

Note 13.           Related Party Transactions

At September 30, 2009 and December 31, 2008, the note payable to Elixir International relating to purchases of electronic gaming machines, casino management systems and other peripherals had outstanding principal amounts of $9.3 million and $12.1 million, respectively.

On April 21, 2008, the Company entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International.  Pursuant to the Facility Agreement, Elixir International provided trade credits to the Company for its purchases of electronic gaming machines from Elixir International in exchange for the Company’s issuance of unsecured notes to Elixir International bearing interest at a fixed rate of eight percent (8.0%) per annum.  Titles for any gaming machines offered in exchange for the notes passed to the Company upon issuance of the notes.

Upon entering into the Facility Agreement, the Company immediately issued the first note pursuant to the terms of the Facility Agreement in the then principal amount of $15,000,000 (the “Initial Advance”).  The Initial Advance extinguished a then trade payable of an equivalent amount to Elixir International with respect to gaming machines previously acquired.

Pursuant to the Facility Agreement, the Company was obligated to repay the principal, plus any accrued interest thereon, of the Initial Advance in 24 equal monthly installments after the date of issue.  The Initial Advance is subject to demand by Elixir International for immediate payment only if there is either an event of default or a change of control as defined in the Facility Agreement. Pursuant to an amendment to the Facility Agreement dated November 6, 2008 between the parties, Elixir International surrendered the note of Initial Advance to the Company in exchange for the issuance of a new promissory note (“New Note”) for the then outstanding principal amount of $12.1 million with the following new repayment terms: (a)  the outstanding principal amount and the interest accrued thereon shall be repaid in 24 equal monthly installments reset from January 1, 2009; (b) interest shall be accrued on the outstanding principal at the rate of five percent (5.0%)  per annum starting from January 1, 2009; and no monthly repayment under the New Note is required for the months of October, November and December 2008.  On July 24, 2009, the Company entered into another agreement with Elixir International to further amend the unsecured promissory note issued by the Company. Under these recently amended note terms, which are effective as of July 1, 2009, the Company is entitled to defer the repayment of principal and interest on the outstanding principal balance of the note of $9.2 million until July 2010 with interest at the same rate of 5% continuing to accrue (see Note 11).

For the three-month and the nine-month periods ended September 30, 2009 and 2008, the Company recorded sales of table game products to Elixir International of $NIL and $304,021 and $NIL and $373,377, respectively.

In addition, during the nine-month periods ended September 30, 2009 and 2008, the Company recorded sales of gaming chip products of $NIL and $2,975,769, respectively, to Melco Crown Gaming (Macau) Limited.

Note 14.           Income Taxes

Reported income tax rates for the nine-month periods ended September 30, 2009 and September 30, 2008 were (3.79)% and 0.1%, respectively. For the three-month period ended September 30, 2009, the Company recorded taxable income from one of its foreign operations while it incurred a net loss from operations on a consolidated basis. Such foreign operation is expected to continue to be profitable for the full year of 2009 and, accordingly, tax expense is recorded in the three-month period ended September 30, 2009 resulting in a negative effective tax rate.

Note 15.           Restructuring Charges

Classified in accordance with FASB ASC 420, Accounting for Cost Associated with Exit or Disposal Activities, the Company incurred restructuring charges for the three-month and nine-month periods ended September 30, 2009 and 2008 of $3,876 and $NIL and $591,675 and $168,276, respectively for severance wages and benefits related to the termination of employees and facility operating leases vacated by the Company.  The amounts represent the contractual and other agreements with employees, which only include charges for termination benefits measured at the estimated fair value at the termination date. They do not include charges for services to be provided after the termination date.

Note 16.           Discontinued Operations

On March 16, 2009, the Company entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. (the “Purchase and Settlement Agreement”) pursuant to which it sold to Shuffle Master its portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, including but not limited to, the trademarks of Random Plus™, ShufflePro™ and Deck Checker™, and certain inventory of such products. The total consideration paid by Shuffle Master under the Purchase and Settlement Agreement was a base amount of $2.4 million with an additional $400,000 related to the purchase of inventories.  In April 2009, the Company delivered the inventory items and concluded the transaction, and this resulted in a gain on the asset disposals of approximately $2.0 million.

In relation to this Purchase and Settlement Agreement, the Company terminated a distributorship arrangement of the relevant products with a distributor in Europe and pursuant to the termination arrangement, the Company is required to buy back certain inventories of the relevant products kept by the distributor. The estimated liability is $247,609 which is recorded as liabilities related to discontinued operations. After taking into account such buy-back obligation, the Company recognized a gain relating to the asset disposal of approximately $1.71 million in the three-month period ended June 30, 2009.

As a result of the sale to Shuffle Master, the China facility became redundant and, therefore, was completely closed at the end of April 2009. This operation was part of the table game segment and the Company classified the China facility as discontinued operations.

The following table details selected financial information for the discontinued operations in the consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income/(loss) from operations	$4,919	$(89,494)	$(167,671)	$(263,431)
Gain on disposal	—	—	1,714,407	—
Income tax benefit/(expense)	—	—	—	—
Income/(loss) from discontinued operations, net of tax	$4,919	$(89,494)	$1,546,736	$(263,431)

The estimated effective tax for discontinued operations is zero. Therefore, there is no income tax expense associated with the gain on disposal and income/(loss) from operations.

Note 17.           Commitments and Contingencies

Legal Matters

The Company was a party to a legal matter as discussed below.

Sales Tax Audit

In February 2004, the State of Nevada initiated a sales/use tax audit of the Company’s equipment lessors. As of the date of this filing, the State of Nevada has not made a determination if there has been a double tax payment of the sales/use tax. If the State of Nevada determines that there was a double tax payment, the outcome may be a refund to the Company. However, the matter is still under review by the Nevada Department of Tax. As of September 30, 2009, the Company had a receivable balance $433,513 relating to the possible refund. The Company will continue to assess the collectability and make appropriate adjustments when necessary.

Note 18.           Loss Per Share

Basic loss per share is computed by dividing the reported net loss for the period by the weighted average number of common shares outstanding during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

Note 19.           Subsequent Events

The Company has evaluated subsequent events through November 10, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

Reduced Size of Board of Directors Supports Enhanced Efficiency

During the week of September 28, 2009, and in connection with the recommendations by the Nominating Committee of the Board of Directors of the Company on right-sizing the Board of the Company as a means to enhance efficiency, the Company was advised by certain members of its Board of Directors, including Lorna Patajo-Kapunan, Maj. Gen. Paul A. Harvey, Daniel Sham and Ted Chan, that each did not intend to be nominated for re-election to the Board of Directors at the Company’s 2009 Annual Meeting of Stockholders.  As a result of the re-election of the five remaining board members at the Company’s annual shareholder meeting on October 30, 2009, the Company’s current board of directors has been reduced to five from nine members.

Chief Executive Officer Extends Employment Contract

On November 10, 2009, Mr. Clarence Chung, the Company’s Chairman and Chief Executive Officer, renewed his employment contract for the position of Chief Executive Officer for a term of three years commencing from January 1, 2010 to December 31, 2012.  The contract may be renewed thereafter subject to further agreement between the parties. The annual salary remains $1.00 with the provision for a discretionary performance bonus of such amount and form (whether in cash or in kind) to be determined by the Company’s Compensation Committee payable upon achievement of certain objectives set by the Compensation Committee and at such time as may be deemed appropriate by the Compensation Committee.  Mr. Chung’s current employment contract expires on December 31, 2009.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 30, 2009 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, are included in the section “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 30, 2009.

We own or have rights to certain trademarks that we used in connection with our business or products, including, but not limited to, Dolphin™. Other than this trademark, this report also makes reference to trademarks and trade names of other companies.

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

During 2009, we have undergone a major reorganization of our operations and streamlined our cost structure.

On March 16, 2009, we entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. (the “Purchase and Settlement Agreement”) pursuant to which we sold to Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventory of such products and settled all outstanding litigation between Shuffle Master and the Company, which traced back to October 5, 2004.  The total consideration paid by Shuffle Master was $2.8 million, of which $2.4 million was received in March 2009 and $400,000 was received in April 2009.  In relation to this Purchase and Settlement Agreement, we terminated a distributorship arrangement of the relevant products with our distributor in Europe. Pursuant to the termination arrangement, we were required to buy back certain inventory of the relevant products kept by the distributor. After taking into account such buy-back obligation, we recognized a gain relating to the asset disposal of approximately $1.71 million in the second quarter 2009. As a result of the transactions under the Purchase and Settlement Agreement, which were completed in April 2009, the China facility became redundant and, therefore, was closed at the end of April 2009. At March 31, 2009, we incurred a restructuring charge of $29,416 relating to the write-down of the remaining plant equipment. We believe that the above transaction provided significant financial benefits to us as it improved our cash position and freed resources to focus on addressing market opportunities that further our strategy of expanding our core electronic gaming machine participation business.

We have successfully executed various cost reduction initiatives. Such reductions are critical given the current economic climate and provide a much leaner cost structure to expand our core gaming machine participation operations and derive greater benefits from the leverage inherent in our operating model.  During the three-month and nine-month periods ended September 30, 2009, we reduced cash selling, general and administrative expenses by $2.3 million and $5.1 million, respectively, compared to the prior year periods.  Based on our cost reduction measures and the current scale of operations, we believe we can maintain quarterly selling, general and administrative cash expenses in the approximate range of $1.5 to $1.8 million.

As a result of the above efforts, our financial performance has improved materially during the three-month and nine-month periods ended September 30, 2009.  Our consolidated revenues for the three-month and nine-month periods ended September 30, 2009 were $3.6 million and $11.1 million, of which revenue from our gaming machine participation operations, our primary business, comprised 51% and 41%, respectively, of total revenues.  This compares to $3.4 million and $9.1 million for the respective periods in 2008, of which revenue from our gaming machine participation operations comprised 33% and 26%, respectively, of total revenues.

During the three-month period ended September 30, 2009, we achieved positive adjusted EBITDA (as defined below) for the second consecutive quarterly period since our new business model was enacted in September 2007.  Despite the difficult global environment and the challenges we suffered in our Philippines market due to severe adverse weather that resulted in record flooding in certain regions, we were able to achieve this important target due to the strength of our core gaming machine participation operations and the successful execution of our aggressive cost reduction initiatives.

In addition to our efforts to reorganize our operations and streamline our cost structure, we have made progress in improving our liquidity and financial flexibility to pursue growth opportunities in our core gaming machine participation business.  On July 24, 2009, we entered into an agreement with Elixir International, a wholly-owned subsidiary of Elixir Group, to amend the unsecured promissory note issued by the Company in April 2008 and as amended in November 2008 to Elixir International. This agreement, which became effective July 1, 2009, provides for the deferment of the repayment of principal and accrued interest payments until July 2010 and immediate cash flow benefits to Elixir Gaming by reducing cash outlays by approximately $1.6 million per quarter during the deferment period.

As of September 30, 2009, our gaming machine operations were concentrated in two countries, the Philippines and Cambodia. In the Philippines, we had 742 machines in operation at six venues and in Cambodia we had 385 machines at one venue, NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE:3918).

To date during the fourth quarter, we have opened one new venue in the Philippines with approximately 145 machines.   We continue to proactively evaluate our machine placements and work with our venue owner partners to develop more targeted marketing and promotional strategies to accelerate growth in gaming machine placements and net wins.  We remain encouraged in our ability to improve performance in our markets and are seeking to expand our operations in our existing and new markets in emerging gaming countries in Asia.

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2009 and 2008

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our three business segments for the three-month and nine-month periods ended September 30, 2009 and 2008, namely gaming machine participation, table game products and non-gaming products.

On March 16, 2009, we entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. (the “Purchase and Settlement Agreement”) pursuant to which we sold Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, including but not limited to, the trademarks of Random Plus™, ShufflePro™ and Deck Checker™, and certain inventories of such products.  All historical revenues and expenses from these assets sold to Shuffle Master have been reclassified as discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total:
Revenues	$3,611,781	$3,408,698	$11,086,916	$9,098,520
Gross (loss)/ profit	$(888,195)	$(1,490,238)	$(2,747,202)	$(3,134,004)
Gross margin percentage	(25)%	(44)%	(25)%	(34)%
Adjusted EBITDA (1)	$337,005	$(2,907,892)	$(775,207)	$(8,022,758)
Operating loss from continuing operations	$(3,514,690)	$(7,126,931)	$(11,528,730)	$(22,832,580)
Net loss from continuing operations	$(3,675,070)	$(7,227,410)	$(11,590,345)	$(21,906,070)

Basic and diluted loss per share from continuing operations	$(0.03)	$(0.06)	$(0.10)	$(0.19)
Weighted average shares outstanding	114,956,667	114,946,671	114,956,667	114,945,602

Gaming machine participation:
Revenues	$1,838,579	$1,109,144	$4,527,376	$2,396,673
Gross loss	$(1,182,485)	$(1,591,969)	$(4,203,885)	$(3,902,382)
Gross margin percentage	(64)%	(144)%	(93)%	(163)%

Table game products:
Revenues	$571,959	$214,604	$3,841,003	$555,440
Gross (loss)/profit	$297,350	$(191,356)	$1,693,333	$(115,296)
Gross margin percentage	52%	(89)%	44%	(21)%

Non-gaming products:
Revenues	$1,201,243	$2,084,950	$2,718,537	$6,146,407
Gross (loss)/profit	$(3,060)	$293,087	$(236,650)	$883,674
Gross margin percentage	(0)%	14%	(9)%	14%

(1)          “Adjusted EBITDA” is earnings before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. The Company also presents Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income/(loss), Adjusted EBITDA does not include depreciation or interest expense and,  therefore, does not reflect current or future capital expenditures or the cost of capital. The Company compensates for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income/(loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Elixir Gaming’s calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of EBITDA, as adjusted, to the net loss is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss from continuing operations	$(3,675,070)	$(7,227,410)	$(11,590,345)	$(21,906,070)
Depreciation and amortization	2,838,975	2,661,520	8,334,030	6,714,074
Interest expenses	145,815	290,355	394,011	564,876
Interest income	(10,297)	(107,420)	(74,729)	(629,606)
Income tax expenses	68,548	—	367,642	22,498
Stock option expenses	328,733	1,475,063	774,903	5,842,641
Impairment/write-down of gaming assets	541,851	—	920,831	1,368,829
Flood damage losses	98,450	—	98,450	—
EBITDA, as adjusted	$337,005	$(2,907,892)	$(775,207)	$(8,022,758)

Total revenues for the three-month period ended September 30, 2009 increased $203,083 to  $3,611,781 from $3,408,698 in the corresponding period in the prior year due to increases in gaming machine participation and table game products revenue, partially offset by a decrease in non-gaming product sales.  Revenue from gaming machine participation increased as a result of higher average net win per machine.  Table game product sales increased as a result of higher gaming chip sales to existing customers.  Revenue from non-gaming products declined as a result of decreased orders from major customers.

Gross loss decreased $602,043 to $888,195 for the three-month period ended September 30, 2009 compared to a gross loss of $1,490,238 in the same period of the prior year primarily as a result of higher gross margins for our gaming machine participation and table game products operations, partially offset by a lower gross margin for our non-gaming operations.  Revenue from gaming machine participation increased disproportionately greater than depreciation expenses for our gaming machine participation operations. However, revenues have yet to cover the cost of machine depreciation, which is recorded in cost of operations.  Table game products gross margin improved primarily due to production efficiencies resulting from higher gaming chip order volume during the three-month period ended September 30, 2009.

Operating loss from continuing operations declined $3,612,241 to $3,514,690 for the three-month period ended September 30, 2009 compared to an operating loss of $7,126,931 in the same period of the prior year.  Net loss from continuing operations declined $3,552,340 to $3,675,070 compared to a net loss of $7,227,410 for the same period of the prior year.  The decline in operating and net loss from continuing operations was primarily the result of a lower gross loss and significantly reduced operating expenses.

Total revenue increased $1,988,396 to $11,086,916 for the nine-month period ended September 30, 2009 compared to $9,098,520 in the same period of the prior year due to increases in gaming machine participation revenue as a result of improving average win per machine and table game products sale as a result of a large RFID gaming chip order delivered during the three-month period ended June 30, 2009. The increase was partially offset by a decrease in non-gaming product sales due to decreased orders from our major customers.

Gross loss decreased $386,802 to $2,747,202 for the nine-month period ended September 30, 2009 compared to a gross loss of $3,134,004 in the same period of the prior year primarily as a result of higher gross margins for our table game products and gaming machine participation operations, partially offset by a lower gross margin for our  non-gaming products operations. Table game products gross margin improved primarily due to production efficiencies resulting from a large RFID gaming chip order delivered during the period ended June 30, 2009.  Revenues from gaming machine participation increased, but have yet to cover the cost of depreciation.

Operating loss from continuing operations decreased $11,303,850 to $11,528,730 for the nine-month period ended September 30, 2009 compared to a net loss of $22,832,580 in the same period of the prior year. Net loss from continuing operations decreased $10,315,725 to $11,590,345 for the nine-month period ended September 30, 2009 compared to a net loss of $21,906,070 in the same period of the prior year. The operating and net profit losses were positively impacted by lower gross losses, significantly reduced operating expenses, gains related to the settlement of the legacy lawsuits with Purton and Shuffle Master, and reduced interest expense, partially offset by a write-down of an intangible asset associated with our chip washer patents, lower interest income, and higher income tax expense.

Gaming Machine Participation

In September 2007, we began our electronic gaming machine participation operations in Asia as part of our primary focus on placing gaming machines on a revenue sharing basis. Revenue from our gaming machine participation operations during the three-month period ended September 30, 2009 increased $729,435 to $1,838,579 compared to revenue of $1,109,144 for same period of the prior year. The increase in revenue was primarily the result of higher average net win per machine compared to the three-month period ended September 30, 2008.

Gross loss from gaming machine participation operations decreased $409,486 to $1,182,485 for the three-month period ended September 30, 2009 compared to a gross loss of $1,591,969 for the same period of the prior year  as revenue from gaming machine participation increased disproportionately greater than depreciation expenses for our gaming machine participation operations. However, revenues have yet to cover the cost of machine depreciation, which is recorded in cost of operations.  Our cost of goods sold for the three-month period ended September 30, 2009 included $2,533,508 depreciation of electronic gaming machines and $370,203 of other expenses, which include approximately $150,000 in machine redeployment costs.

Revenue from our gaming machine participation operations increased $2,130,703 to $4,527,376 during the nine-month period ended September 30, 2009 compared to revenue of $2,396,673 for the same period of the prior year. The increase in revenue was primarily a result of higher average net win per machine compared to the nine-month period ended September 30, 2008 when our gaming machines participation operations were still immature.

Gross loss from gaming machine participation operations increased $301,503 to $4,203,885 for the nine-month period ended September 30, 2009 compared to a gross loss of $3,902,382 for the same period in the prior year as cost of goods sold increased at a greater rate than revenues due to higher depreciation expense, higher gaming machine operating costs, and the write-down of gaming assets during the three-month period ended March 31, 2009.  Our cost of goods sold for the nine-month period ended September 30, 2009 included $7,349,194 in depreciation of electronic gaming machines and $885,736 of other expenses and $496,331 in write-down of gaming assets.

As of September 30, 2009, we had a total number of 2,191 gaming machines of which 1,064 machines were held in inventory and 1,127 machines were in operation.  Of the 1,127 gaming machines in operation, 742 machines were in operation in six venues in the Philippines and 385 machines were in operation in one venue in one location in Cambodia.

During the three-month period ended September 30, 2009, we opened two new venues in the Philippines with a total of 194 gaming machines and closed one under-performing venue in the Philippines with 148 gaming machines.  Gaming participation performance was negatively impacted during the three-month period ended September 30, 2009 due to severe adverse weather, which included Tropical Storm Ondoy that struck the Philippines on Saturday, September 26, 2009 and resulted in flooding in areas including Metro-Manila.  Only two of our venues in operation suffered some water damage but the effect to our machines and equipment was minimal.   While our venues experienced only minor damage as a result of the storm, it took several weeks for our operations to gradually resume normal business activity in the affected areas. The Company is in the process of accessing the damage and filing claims with our insurance carrier. As of September 30, 2009, the Company recorded a flood damage loss of $98,450, which represents the deductible for the insurance claims that has been separately presented as part of gaming participation operation in the consolidated statement of operations.

In Cambodia, regulatory changes within the last year impacted the competitive landscape of gaming operations in this market.  Due to directives issued by the Cambodian government in December 2008 and February 2009, all slot clubs in the Phnom Penh area, including ours, were closed with the exception of those operated within NagaWorld. NagaWorld operates under an exclusive casino license within a 200 kilometer radius of the capital city of Phnom Penh and our operations in NagaWorld are now our sole venue in operation in Cambodia.

On December 13, 2008, we entered into a contract with NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE:3918), to place electronic gaming machines on a participation basis at NagaWorld, a luxury hotel casino resort in Cambodia, and the only licensed full service casino in Phnom Penh.

Under the terms of the agreement, we contracted to place electronic gaming machines in an assigned area of NagaWorld, and share in the gross revenue generated by each machine placed.  We have joint control with NagaWorld over the operation of the electronic gaming machines, including floor staff and audit rights. We are entitled to 25% of the revenue generated by the machines placed in that assigned area and NagaWorld is entitled to 75% of such revenue. Most of the costs and expenses related to the operation of the machines placed in the relevant assigned area, such as marketing funds, staff costs and staff meal expenses, is shared 25% by us and 75% by NagaWorld.  This agreement is valid for a term of five years commencing from the live commercial launch of the operation of our machines in this assigned area in NagaWorld on January 24, 2009.

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

On July 25, 2009, we entered into a further agreement and an option deed with NagaWorld to place an additional 200 electronic gaming machines on a participation basis at NagaWorld casino resort with an option to place a further maximum of 200 machines by the end of 2009.  The option deed includes a first right of refusal clause for the designated floor space, which extends for 60 days after the end of the option term.

Under the terms of the agreement, we will place 200 additional electronic gaming machines (the “Additional Machines”) in a prescribed area of NagaWorld’s public casino floor of the casino wing and share in the gross revenue generated by each of these machines. We and NagaWorld have joint control over the operation of the electronic gaming machines, including floor staff and audit rights. In consideration for the placement of the Additional Machines, we paid a commitment fee of $5.84 million to NagaWorld. We and NagaWorld share the win per unit per day from the Additional Machines and certain operating costs related to marketing and floor staff at a 20% / 80% split, respectively, provided that we are entitled to 100% of the win per unit per day from the Additional Machines until we have received a total accumulated win per unit per day of $7.3 million (representing $5.84 million plus 20% of our anticipated share of the win per unit per day). Win per unit per day from the Additional Machines is settled and collected daily by us.

This agreement is for a term of five years until September 30, 2014 and if upon any termination of this agreement, we have not received a total accumulated amount of $7.3 million, then NagaWorld shall pay, within seven days after termination, the difference between $5.84 million and 80% of the win per unit per day actually collected and received by us from the said 200 machines during the period from the operation date up to the date of termination.

To date during the fourth quarter, we have added approximately 145 machines in one new venue in the Philippines.  Based on our current contracts and rollout plans we expect placements of 1,300 to 1,400 gaming machines by the end of 2009.  However, total company wide machine placements can fluctuate due to our strategic efforts to optimize average daily net wins.  In the event gaming machine performance at our contracted venues does not meet expectations, we may choose to withdraw all or a portion of our gaming machines from such venues for future redeployment in new or existing venues with better performance prospects.

Table Game Products

Table game products revenue increased $357,355 to $571,959 for the three-month period ended September 30, 2009 compared to $214,604 in the corresponding period of the prior year.  The increase was a result of additional gaming chip reorders from our existing customers.

Gross profit on gaming chips products increased $488,706 to $297,350 in the three-month period ended September 30, 2009 compared to a gross loss of $191,356 in the corresponding period of the prior year due to increased revenue and volumes in our RFID gaming chips resulting in production efficiencies.

Table game products revenue increased $3,285,563 to $3,841,003 for the nine-month month period ended September 30, 2009 compared to $555,440 in the corresponding period of the prior year.  The increase was primarily the result of a large gaming chip order to a new casino in Macau during the three-month period ended June 30, 2009.

Our gross profit on gaming chips products increased $1,808,629 to $1,693,333 in the nine-month period ended September 30, 2009 compared to a gross loss of $115,296 in the corresponding period of the prior year due to increased revenue and volume in our RFID gaming chips resulting in production efficiencies.

Non-Gaming Products

Non-gaming products revenue, which consists of automotive tooling and parts, decreased by $883,707 to 1,201,243 in the three-month period ended September 30, 2009 compared to $2,084,950 in the corresponding period of the prior year.  The decrease was related to sales reductions to our largest customer as they decreased their production for the year.

Gross loss increased $296,147 to a loss of $3,060 for the three-month period ended September 30, 2009 compared to a gross profit of

$293,087 in the corresponding period of the prior year due to the reduction in sales orders from our major customer and related loss of production efficiencies.

Non-gaming products revenue decreased $3,427,870 to $2,718,537 in the nine-month period ended September 30, 2009 compared to $6,146,407 in the corresponding period of the prior year.  The decrease related to sales reductions to our largest customer as they decreased their production for the year.

Gross loss increased $1,120,324 to a loss of $236,650 for the nine-month period ended September 30, 2009 compared to a gross profit of $883,674 in the corresponding period of the prior year due to the reduction in sales orders from our major customer and resulting loss of production efficiencies.

Operating Expenses

The following is a schedule of expenses on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Selling, general and administrative	$1,462,026	$3,764,293	$5,888,770	10,996,822
Stock-based compensation expense	328,733	1,475,063	774,903	5,842,641
Impairment of assets	424,500	—	424,500	1,368,829
Weather related losses	98,450	—	98,450	—
Research and development	71,744	90,995	201,291	558,816
Depreciation and amortization	237,169	306,342	801,939	763,192
Restructuring charges	3,876	—	591,675	168,276
	$2,626,498	$5,636,693	$8,781,528	19,698,576

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2,302,267 to $1,462,026 for the three-month period ended September 30, 2009 compared to $3,764,293 in the prior year period due to our cost reduction initiatives.  Salaries and wages expense declined $1.0 million as a result of headcount reductions and voluntary senior management pay reductions.  Legal expense and external consultancy and accounting fees declined $0.6 million due to greater reliance of related projects on in-house personnel.  Travel decreased by $0.3 million due to concerted efforts to reduce employee travel to the bare minimum. Rent, office supplies and other expenses decreased by $0.4 million due to various cost reduction initiatives.

Selling, general and administrative expenses decreased by $5,108,052 to $5,888,770 for the nine-month period ended September 30, 2009 compared to $10,996,822 in the prior year period due to our cost reduction initiatives.  Salaries and wages expense declined $2.0 million as a result of headcount reductions and voluntary senior management pay reductions.  Legal expense and external consultancy and accounting fees declined $1.6 million due to greater reliance of related projects on in-house personnel.  Travel decreased by $0.8 million due to concerted efforts to reduce employee travel to the bare minimum.  Rent, office supplies and other expenses decreased by $0.7 million due to various cost reduction initiatives.

Based on our cost reduction plans and our current scale of operations, we anticipate selling, general, and administrative expenses can be maintained in the approximate range of $1.5 to $1.8 million per quarter.

Stock-Based Compensation Expense

Stock-based compensation expense decreased by $1,146,330 to $328,733 for the three-month period ended September 30, 2009 compared to $1,475,063  in the corresponding period of the prior year primarily due to re-measurement of non-employee awards at fair market value and senior executives who have departed and their stock options forfeited.

Stock-based compensation expense decreased by $5,067,738 to $774,903 for the nine-month period ended September 30, 2009 compared to $5,842,641 in the corresponding period of the prior year due to the same reasons as stated above.

Impairment of Assets

On January 25, 2007, we issued warrants to purchase up to 16,000,000 shares of our common stock (the “2006 Warrants”) to Elixir Group, which at the time was our Asian distributor of table game products, as an incentive to meet certain sales targets.  These warrants were accounted for in accordance with the FASB ASC 505.  The 2006 Warrants were classified in our balance sheet as prepaid commissions subject to amortization to commission expense at a rate of 8% of the gross revenue generated by the distributor.

For the first half of 2008, table game revenue did not meet sales targets.  In addition, future order placements indicated the remaining value on September 30, 2008 of $1,368,829 may not be recoverable.  Per FASB ASC 360, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable including an accumulation of costs significantly in excess of the amount originally expected for the acquisition.

We estimated fair value using present value techniques based on estimates of cash flows.  In accordance with FASB ASC 360, an impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.  Based upon the above, we recorded an impairment to the asset of $1,368,829 and included the amount in loss from operations in our consolidated statements of operations and deficit.

Following the closure of the China manufacturing facility, we decided to exit the chip washer business after evaluating the market opportunity for this product. Due to lack of future demand, we determined the carrying value of related patents may not be recoverable. During the three-month period ended September 30,  2009, the Company recorded an impairment loss of $424,500, which relates to a write-down of an intangible asset associated with the chip washer patents.

Research and Development Expenses

Research and development expenses decreased $19,251 to $71,744 for the three-month period ended September 30, 2009 compared to $90,995 in the prior year period as a result of the complete closure of our China table game product manufacturing facility and related support services in April 2009.

Research and development expenses decreased $357,525 to $201,291 for the nine-month period ended September 30, 2009 compared to $558,816 for the prior year period for the same reason as stated above.

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

Depreciation and Amortization Expenses

Total depreciation and amortization expenses decreased $69,173 to $237,169 for the three-month period ended September 30, 2009 compared to $306,342 in the prior year period.  The decrease was a result of the closure of our U.S. office and our China table game product manufacturing facility.

Total depreciation and amortization expenses increased $38,747 to $801,939 for the nine-month period ended September 30, 2009 compared to $763,192 in the prior year period.  The increase was a result of full year depreciation impact for office equipment and leasehold improvements in 2009, partially offset by the reduced depreciation expense from the closure of our U.S. office and our China table game product manufacturing facility.

Restructuring Charges

During the three-month period ended September 30, 2009, as part of our cost reduction initiatives we incurred restructuring charges of $3,876 for vacated facility operating leases.  We incurred no restructuring costs for the three-month period ended September 30, 2008.

During the nine-month period ended September 30, 2009, as part of our cost reduction initiatives, we incurred restructuring charges of $591,675 for severance wages and benefits related to the termination of employees and vacated facility operating leases.  The amount represents contractual and other agreements with employees including a former executive, which only includes charges for termination benefits measured at the estimated fair value at the termination date and does not include charges for services yet to be rendered. The Company incurred restructuring charges of $168,276 during the nine-month period ended September 30, 2009 for operating leases the Company ceased use of during the three-month period ended March 31, 2008.

Other Income/(Expenses)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expense and finance fees	$(145,815)	$(290,355)	$(394,011)	$(564,876)
Interest income	10,297	107,420	74,729	629,606
Foreign currency gains/(losses)	(16,324)	(3,100)	(78,853)	638,427
Loss on dispositions of assets	—	—	(93,698)	(22,776)
Other	60,010	85,556	797,860	268,627
Total	$(91,832)	$(100,479)	$306,027	$949,008

Interest Expense and Finance Fees

Interest expense and finance fees decreased $144,540 to $145,815 for the three-month period ended September 30, 2009 compared to $290,355 in the same period of the prior year principally due to lower debt levels and the reduced interest rate on the Elixir International notes.  In April 2008, we signed a note agreement for $15.0 million with Elixir International accruing 8% interest and, in November 2008, the agreement was amended and the interest rate was reduced to 5%.

Interest expense and finance fees decreased $170,865 to $394,011 for the nine-month period ended September 30, 2009 compared to $564,876 in the same period of the prior year  principally due to lower debt levels and the reduced interest rate on notes from Elixir International.

Interest Income

Interest income decreased $97,123 to $10,297 for the three-month period ended September 30, 2009 compared to $107,420 in the same period of the prior year as a result of the decrease in cash and cash equivalents held in overnight money market accounts and the general decrease in interest rates.  Cash in bank decreased by $13.2 million to $4.7 million from September 30, 2008 to September 30, 2009, respectively, mainly due to payments for the expansion of our operations at NagaWorld, gaming machine purchases and operating expenses.

Interest income decreased $554,877 to $74,729 for the nine-month period ended September 30, 2009 compared to $629,606 in the same period of the prior year. We received funding from the private placement of common stock in the fourth quarter of 2007 and, as a result, the average cash position was significantly higher in 2008 and depleted over the year.  The average cash holdings per month were higher during the nine months ended September 30, 2008 compared to the same period in 2009.

Foreign Currency Transactions

The Company reported foreign currency losses of $16,324 for the three-month period ended September 30, 2009 compared to losses of $3,100 for the same period of the prior year. The losses in the three-month period ended September 30, 2009 resulted primarily from the unrealized transactional losses on intercompany balances.

The Company incurred foreign currency losses of $78,853 for the nine-month period ended September 30, 2009 compared to gains of $638,427 for the same period of the prior year.  In the nine-month period ended September 30, 2009, the losses resulted from the appreciating value of U.S. dollar denominated payables for our Philippine operations. In the nine-month period ended September 30, 2008, our Philippine operations recorded foreign currency transaction gains mainly due to settlement of U.S. dollar denominated payables as a result of the appreciating value of the Philippine peso during the first quarter of 2008.

Other

Other income decreased $25,546 to $60,010  for the three-month period ended September 30, 2009 compared to $85,556 in the prior year period primarily because of a decrease in grants received from the Australia government

Other income increased $430,783 to $699,410 for the nine-month period ended September 30, 2009 compared to $268,627 in the prior year period primarily because we recorded a settlement gain of $655,506 from the Purton litigation during the three-month period ended June 30, 2009.  On June 17, 2009, the Company entered into a deed of release with William Purton and the other plaintiffs over which he had control for the settlement of all legal claims, disputes and proceedings between the parties.

Income Tax Provisions

Our effective tax rate for the nine-month period ended September 30, 2009 was approximately (3.79)%.  We continue to review the tax losses and income generated in the future by our foreign subsidiaries to minimize taxation implication/costs.

	Nine Months Ended September 30,		Increase/(Decrease)
	2009	2008	Dollar Amount	% Amount
Income tax provisions	$367,642	$22,498	$345,144	N/A

FINANCIAL CONDITION

Liquidity and Capital Resources

On April 21, 2008, we entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International. Upon entering into the Agreement, we immediately issued the first note pursuant to the terms of the Facility Agreement in the then principal amount of $15,000,000 (the “Initial Advance”).  The Initial Advance extinguished a then trade payable of an equivalent amount to Elixir International with respect to gaming machines previously acquired.

Under the terms as amended on November 6, 2008 (the “New Note”), we were obligated to repay the then principal of $12.1 million, plus any accrued interest thereon, in equal monthly installments of approximately $530,000 from January 1, 2009 to December 1, 2010.  The advances under the Facility Agreement are subject to demand by Elixir International for immediate payment only if there is either an event of default or a change of control defined in the Facility Agreement.

We began paying our monthly installments of approximately $530,000 under the New Note on January 1, 2009 and paid or settled six installments during the six-month period ended June 30, 2009.  As at June 30, 2009, the then unpaid principal balance under the New Note was approximately $9.2 million (the “Outstanding Principal”). On July 24, 2009, for the purpose of improving our financial flexibility as to enable us to capitalize on potential growth and investment opportunities such as expansion of slot machine placements and operations in new venues, at our request, Elixir International entered into an Amendment No. 2 to the Trade Credit Facility Agreement and Related Note with us (the “Second Facility Amendment Agreement”).  Pursuant to the Second Facility Amendment Agreement, Elixir International agreed to restructure the payment schedule of the Outstanding Principal. Under the revised payment schedule, we are not required to make any repayments of principal or interest under the Facility Agreement until July 1, 2010 provided that interest at the rate of 5% continues to accrue on the Outstanding Principal balance. The repayment of the Outstanding Principal balance and interest accrued thereon shall be repaid in 18 equal monthly installments commencing on July 1, 2010.

As of September 30, 2009, we had total cash and cash equivalents of $4.7 million and a working capital balance of $9.1 million.  Our working capital was positively impacted by the repayment deferral of principal and interest on the Trade Credit Facility until July 2010 and the sale of our Deckchecker and card shuffler related intellectual property and remaining inventory in March 2009 for $2.8 million.  However, working capital was negatively impacted by the repayment of six monthly installments during the January to June 2009 time period under the New Note due to Elixir International.

During the nine-month period ended September 30, 2009, we recorded net cash flow used in operations of approximately $7.9 million. Our current gaming machine inventory level is approximately 1,000. In an effort to formulate its future deployment plans, the Company is commencing an assessment of the usability of these machines with a view to optimize machine performance and will determine if a potential adjustment to the valuation of these machines is needed.  In accordance with our contract dated July 25, 2009 with NagaWorld, we paid a commitment fee to NagaWorld for $5.84 million on August 3, 2009.

In addition, we intend to purchase a limited number of gaming machines during 2009 to augment our existing inventory of machines and enhance game floor mix to better optimize performance at anticipated new and existing venues. With limited exceptions, we believe we will be able to purchase second-hand machines at discounted prices.  We will also purchase casino management systems during the remainder of 2009 for placement in previously purchased or new gaming machines depending upon the execution of our business plan.  Based on our existing growth plans, we anticipate capital expenditures can be limited to approximately $1.2 million for the remainder of 2009.

The Company may seek to exercise its option to add up to 200 more gaming machines at NagaWorld under it July 2009 contract. This option expires on December 31, 2009 and has a first right of refusal clause through February 28, 2010. Should we exercise this option, it is likely the initial commitment will be for 100 gaming machines and consequently the related commitment fee to NagaWorld required under the contract would be funded with cash on hand.

We achieved positive adjusted EBITDA for the second and third quarter periods of 2009.  We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our working capital needs to support ongoing future operations, based on:

•                  under the Second Facility Amendment Agreement dated July 24, 2009 to the Trade Credit Facility, which became effective July 1, 2009, we can defer the repayment of principal and interest payments on the outstanding principal balance until July 2010 providing cash flow benefits to us by reducing cash outlays approximately $1.6 million per quarter until July 2010 and improved financial flexibility to enable us to pursue growth opportunities in our core electronic gaming machine participation business;

•                  our extensive cost cutting measures, which involve, among other initiatives, the closure of our China factory and Macau office and significant reductions in traveling and entertainment expenses and based on our current quarterly run-rate, should provide us with annualized selling, general and administrative cash expense savings of approximately 50% compared to 2008 levels;

•                  our ability to collect on a daily basis 100% of the win per unit from NagaWorld for the additional 200 gaming machines  under our contract dated July 25, 2009 until such time as the commitment fee of $5.84 million plus Elixir Gaming’s 20%

share of the win per day on these machines are recouped (we made cash collections of $378,706 for the period of September 9, 2009, when the first machines of the expansion became operational, to September 30, 2009 and $764,905 for the month of October 2009); and

•                  our assumption that we will be successful in our endeavors to ramp up the revenue base by focusing our placement of gaming machines in strong performing venues and plans to provide value-added services, such as promotion and marketing advisory services, to certain venues with a goal to improving net win per machine.

However, should we endeavor to commit to any future large projects to expand our gaming participation operations, we may require additional funding at such time. In this case, we will look into the options for raising additional funds through various financing sources, including the procurement of commercial debt financing and/or vendor financing and/or the sale of debt or equity securities.  However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected.  Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility and any equity financing will be dilutive to our present stockholders.

Cash Flows Summary

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)
Cash provided by/ (used in):
Operations	$(7,945,752)	$(14,225,684)	$(6,279,932)
Investing	1,126,000	(32,935,978)	(34,061,978)
Financing	(3,164,160)	(3,280,930)	(116,770)
Effect of exchange rate change in cash	149,381	—	(149,381)
	$(9,834,531)	$(50,442,592)	$(40,608,061)

Operations

Cash used in operations decreased as a result of the decrease in year-to-date operating losses before depreciation and amortization.

Investing

Cash provided by investing activities increased as a result of the sale of assets to Shuffle Master and significant reductions in purchasing of gaming machines and systems after the first year of operations.  Electronic gaming machines and property, plant and equipment of $1.8 million were purchased in the nine-month period ended September 30, 2009.

Financing

Cash used in financing activities decreased as a result of lower repayments on short-term debt and leases.

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

We adopted FASB ASC 350, Goodwill and Other Intangible Assets and FASB ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002.  Under FASB ASC 350, goodwill is no longer amortized but is subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, customer relationships and trademarks will continue to be amortized over their useful lives.

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

Gaming Machines and Systems

Gaming machines and systems are stated at cost.  We depreciate new gaming machines and systems over a five-year useful life and depreciate refurbished gaming machines over a three-year useful life once placed in service.  Trends in market demand and technological obsolescence may require us to review and evaluate the recoverability of our investment, as well as the estimated useful lives used to depreciate these assets.

Property and Equipment

We are required to estimate salvage values and useful lives for our property and equipment.  Trends in market demand and technological obsolescence may require us to record impairment charges in accordance with the provisions of FASB ASC 360.

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

Revenues are recognized as incurred with the exception of one of our venues for which revenues are recognized as the payment for net winnings are received as the collections from this venue were not yet reasonably assured.  Net winnings from this venue have been recorded as deferred revenue until the collections of such net winnings are reasonably assured.  Deferred revenue was $149,087 and $NIL as of September 30, 2009 and December 31, 2008, respectively.

Stock-Based Compensation

We adopted FASB ASC 718, Share-Based Payment, to account for stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. Under the fair value recognition provisions of FASB ASC 718, for stock-based compensation accrued to employees and non-employee directors, we recognize stock-based compensation expense for all service-based awards with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation costs of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, we remeasure compensation costs each period until the service condition is complete and recognizes compensation costs on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding.  Stock-based compensation expense totaled $328,733 and $1,475,063 and $774,903 and $5,842,641 for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

Income Taxes

We are subject to income taxes in the U.S. (including federal and state) and several foreign jurisdictions in which we operate. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. FASB ASC 740, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Effective January 1, 2007, we adopted the provisions of FASB ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

Item 4.            Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2009 due to material weakness as identified at December 31, 2008. While we have implemented additional control procedures to mitigate the risks associated with these material weaknesses, these controls have not been tested as of September 30, 2009. Thus, our material weaknesses will not be considered remediated until testing has been completed and provides management a basis to conclude that these controls are properly designed and operating effectively.

As previously reported in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2009, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of its last fiscal year, management identified four material weaknesses (i) tracking and accounting of electronic gaming machines (EGMs), (ii) foreign currency transaction and translation, (iii) calculation and recording of stock-based compensation, and (iv) valuation of inventory, receivables and intangible assets, in our internal control over financial reporting as of December 31, 2008. This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A, “Controls and Procedures,” included in our Form 10-K for the year ended December 31, 2008, for additional information on Management’s Report on Internal Controls Over Financial Reporting. Management is committed to remediate the material weaknesses as timely as possible and has implemented the following additional control procedures during the quarter ended September 30, 2009 when preparing the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States.

•                  In order to ensure our EGMs balance was correct as of September 30, 2009, a physical count of EGMs at September 30, 2009 was conducted with no material discrepancies noted.

•                  Management performed a thorough review of the re-measurement of foreign currency balances at September 30, 2009.

•                  Management performed a thorough review of the calculation and recording of stock-based compensation for the three-month period ended September 30, 2009.

•                  Management performed thorough reviews of and more robust analyses on certain critical estimates and account balances at September 30, 2009.

(b)  Changes in internal control over financial reporting.

Except as indicated in section (a) above, there were no other changes in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 5.            Other Information

On November 10, 2009, we entered into an employment agreement dated November 10, 2009 with our president and chief executive officer, Clarence Chung.  Pursuant to the agreement, we have agreed to retain Mr Chung, and Mr. Chung has agreed to serve, as our president and chief executive officer through December 31, 2012.  Mr. Chung had been serving as president and chief executive officer pursuant to an employment agreement dated April 30, 2009 that was due to expire on December 31, 2009.  Other than the extended term of employment, the new agreement is on terms substantially similar to the employment agreement dated April 30, 2009. Pursuant to the terms of the new employment agreement, Mr. Chung will be paid an annual salary of US$1.00 and will be entitled to a discretionary performance bonus of such amount and form (whether in cash or in kind) to be determined by the compensation committee of our board of directors, payable upon achievement of certain objectives set by the compensation committee and at such time as may be deemed appropriate by the compensation committee.

Item 6.            Exhibits

Exhibit No.	Description	Method of Filing

10.1	Employment Agreement dated November 10, 2009 between Elixir Gaming Technologies, Inc. and Clarence Chung*	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELIXIR GAMING TECHNOLOGIES, INC.
(Registrant)

Date:	November 10, 2009	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	November 10, 2009	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Chief Accounting Officer