Form 10-K
period 2009-12-31
Elixir Gaming Technologies, Inc.
filed 2010-03-30
CIK 1004673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-25855

Elixir Gaming Technologies, Inc.

(Name of registrant as specified in its charter)

Nevada	001-32161	91-1696010
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

Unit 3705, 37/F, The Centrium

60 Wyndham Street

Central, Hong Kong

(Address of principal executive offices)

+ 852-3151-3800

(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $11,057,067

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 114,956,667 shares as of March 15, 2010.

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

PART I

Item 1.                    Business

GENERAL

Elixir Gaming Technologies, Inc. is engaged in: (i) the ownership and leasing of electronic gaming machines in resorts, hotels and other venues in Asia placed on a revenue sharing basis with venue owners; (ii) the design, manufacture and distribution of table game products; and (iii) the design, manufacture and sale of component parts for the automotive industry. Our primary focus is on the ownership and leasing of gaming machines on a revenue sharing basis across certain countries in Asia.

Pursuant to the Securities Purchase and Product Participation Agreement (“Product Participation Agreement”) dated June 12, 2007 (as amended by an amendment dated October 21, 2007), we effected a change in our control under which Elixir Group Limited (“Elixir Group”), a wholly-owned subsidiary of Melco International Development Limited, became our principal shareholder and our strategic partner in the electronic gaming machine participation business.  On November 6, 2008, the Product Participation Agreement was terminated and thereby ending the strategic partnership between us and Elixir Group. Notwithstanding the said termination of the strategic partnership, Elixir Group remains as our principal shareholder as of the date of this filing. (Please see Part III Item 13. Certain Relationships and Related Transactions and Director Independence of this filing for more details.)

For our electronic gaming machine participation business, we utilize our developed operational experience and established market presence and key relationships to identify and develop new gaming venues, acquire the gaming machines, casino management systems and other gaming peripherals directly from manufacturers, dealers and suppliers and install same in our contracted venues. In addition, we assist the venue owners in brand-building and marketing promotions.  A good example is the signing of an agreement with NagaWorld Limited, where we have evolved from a pure machine lessor to a slot floor operator.  In NagaWorld, a luxury casino resort in Phnom Penh, Cambodia, we manage jointly with the casino owner the slot floor operations and design marketing programs and slot promotions for our assigned gaming space.  We also hire, train and manage the floor staff and set high expectations on the level of customer service.

In addition to the electronic gaming machine participation business, we have historically developed, manufactured and distributed various table game devices used in the gaming industry, including automated card verification machines, electronic card shuffling systems and traditional and high-frequency RFID gaming chips.  However, in April 2009, we completed the sale of our card verification and electronic card shuffling assets and have discontinued those product lines and, going forward, our focus for this business division is now on the development, manufacture and distribution of both high-frequency RFID and traditional non-RFID gaming chips and plaques.

Through the July 2006 acquisition of Dolphin Advanced Technologies Pty Ltd. (“Dolphin”), we also design, manufacture and sell component parts for the automotive industry, including inner and remote door handles, fuel filler hinge assemblies, module brackets, steering wheel spoke covers, speaker grills, fasteners, safety products and cosmetic components for automobiles.

We have offices in Hong Kong, Philippines, Cambodia and Australia.  We also have manufacturing facilities in Melbourne, Australia.

Our mailing address in the United States is:

Elixir Gaming Technologies, Inc.

40 E. Chicago Avenue, #186

Chicago, Illinois, 60611

USA

The telephone number in the United States is (312) 867-0848.

During the fiscal year ended December 31, 2009, we owned or had rights to certain trademarks that we use in connection with the sale of our products, including, but not limited to VendingData™, Deck Checker™, Random Ejection™, Random Plus™, PokerOne™, ChipWasher™, ShufflePro™, DeckSetter® and Dolphin™. However, pursuant to the Purchase and Settlement Agreement entered into on March 16, 2009, we sold to Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventory of such products. As a result of this agreement, we ceased to own the relevant trademarks of Random Plus™, PokerOne™, ShufflePro™ and Deck Checker™. Also, due to the de-emphasis of our business focus on certain table game products, we have abandoned the relevant trademarks of Random Ejection™, ChipWasher™, and DeckSetter®. Other than the aforesaid trademarks, this report also makes reference to trademarks and trade names of other companies.

RECENT DEVELOPMENTS

During the fiscal year ended December 31, 2009 and through the date of this report, we have engaged in the following:

New Contracts with NagaWorld Limited (“NagaWorld”)

During the fiscal year ended December 31, 2009, we established a relationship with NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE:3918), to place electronic gaming machines on a participation basis at its NagaWorld luxury hotel casino resort in Phnom Penh, Cambodia.  NagaWorld is currently the only licensed full service casino in Phnom Penh.  During the year, we expanded our relationship with NagaWorld and currently have 560 gaming machine seats in operation at this location.

The existing contract under which we operate, entitled Machines Operation and Participation Consolidation Agreement (the “Consolidation Agreement”), was signed on December 30, 2009.  The Consolidation Agreement with NagaWorld (a) provides for our right to exercise an option granted by NagaWorld pursuant to an option deed dated July 25, 2009 to place an additional 200 electronic gaming machines (“Additional Machines”) on a participation basis at NagaWorld’s casino resort; and (b) with effect from the date of the Consolidation Agreement, supersedes and replaces the terms on the existing operation of 440 electronic gaming machines at the NagaWorld Casino under the three previous agreements executed with NagaWorld dated December 13, 2008 (“December 08 Agreement”), June 15, 2009 (“June 09 Agreement”) and July 25, 2009 (“July 09 Agreement”) collectively, the (“Previous Agreements”) with new terms that aligned with the operation of the Additional Machines.

Under the Previous Agreements: (i) we and NagaWorld shared the win per unit per day from the existing 440 machines and certain operating costs related to marketing and floor staff at a weighted average of 22.3% / 77.7% split, respectively; (ii) win per unit per day from only 200 out of 440 existing machines was settled and distributed daily to us; and (iii) both the terms of the December 08 Agreement and the June 09 Agreement were to expire in the first quarter of 2014 while the term of the July 09 Agreement was to expire at the end of the third quarter of 2014.

Pursuant to the terms of the Consolidation Agreement, we and NagaWorld now have joint control over the operation of a total of 640 electronic gaming machines (comprising the Additional Machines and the existing 440 machines placed and in operation pursuant to the Previous Agreements), including floor staff and respective audit rights. We and NagaWorld will share the win per unit per day from all the 640 machines and certain operating costs related to marketing and floor staff at a 25% / 75% split, respectively, (subject to Elixir Gaming’s entitlement to receive 100% of the win per unit per day from certain machines during certain periods of time as described below). Win per unit per day earned from all the 640 machines are settled and distributed daily to us. The Consolidation Agreement is for a term of six years commencing March 1, 2010.

In consideration for NagaWorld entering the Consolidation Agreement, we paid to NagaWorld a $1.38 million one-time non-refundable contract amendment fee and a commitment fee of $4.1 million. Both the one-time contract amendment fee and commitment fee were to be paid in three installments. The first 50% installment was due and paid by us on December 30, 2009, the second 25% installment was due and paid by us on January 15, 2010, and the third and final 25% installment was due and paid by us on January 28, 2010.

Below is a table showing various agreements with NagaWorld and respective commitment fees paid during the year ended December 31, 2009.

				Prepaid Commitment Fee
	Number of		Prepaid Commitment	Remaining on the Balance Sheet
Agreement	Machines		Fee Paid (in millions)	as of December 31, 2009
December 08	200		$—	$—
June 09	40		1.00	—
July 09	200		5.84	2.79
Previous Agreements	440		6.84	2.79
Consolidation Agreement	200	(1)	2.05	2.05	(2)
	640		$8.89	$4.84

(1)   As of December 31, 2009, none of the 200 contracted machines seats were operational.   As of March 15, 2010, 120 of the contracted 200 machine seats were operational.

(2)   Represents 50% of the total commitment fee for the 200 machine seats.  The remaining 50% was paid to NagaWorld in January 2010.

While we and NagaWorld will share the win per unit per day from the 640 machines at a 25% / 75% split, respectively, we will be entitled to 100% of the win per unit per day from the 200 existing machines placed under the July 09 Agreement until we have received a total accumulated win per unit per day of $7.3 million from the said 200 machines and 100% of the win per unit per day from the Additional Machines until we have received a total accumulated win per unit per day of $5.47 million from the Additional Machines (representing the $4.1 million commitment fee plus the Company’s 25% share of the win per unit per day from the Additional Machines).

Regulatory Changes in Cambodia

On December 2, 2008, Cambodia’s Prime Minister issued a directive which required slot machine operators in the country to obtain licenses issued by the Ministry of Economy and Finance and to operate only in hotels certified by the Ministry of Tourism.  According to the directive, all then existing slot machine operators had only six months to comply.  In addition, the directive sought strict compliance with the foreigners-only rule that permits only foreigners or Cambodians with foreign passports to gamble in the country.

On February 24, 2009, Cambodia’s Prime Minister called for the closure of the country’s sole bookmaker, Cambo Six and indicated the government would not renew its license upon expiration in 2011.  Subsequent to this action, approximately 70 slot clubs in Cambodia’s Phnom Penh area were closed. Our partner NagaWorld, which operates under an exclusive casino license in the Phnom Penh area, is the only gaming establishment in operation in the city.

With the exception of the operations at NagaWorld, all of our previous contracted venues in Cambodia were closed in early 2009.  We regained physical possession of our machines from the closed venues and some have since been redeployed.  At present, we plan to focus our resources in the Cambodia market on our operations at NagaWorld and other locations outside of the Phnom Penh area.

Sale of Certain Table Game Products to and Settlement of Litigation with Shuffle Master, Inc.

On March 16, 2009, we entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. (the “Purchase and Settlement Agreement”) pursuant to which we sold to Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, including but not limited to, the trademarks of Random Plus™, PokerOne™, ShufflePro™ and Deck Checker™, and certain inventory of such products.

In addition, we settled all outstanding patent infringement litigation with Shuffle Master with respect to U.S. Patent No. 6,655,684 dealing with automated shuffler technology.  The total consideration paid by Shuffle Master to us under the Purchase and Settlement Agreement was a base amount of $2.4 million plus $400,000 for related final inventory, or $2.8 million in total. Also, as part of the transaction, we agreed not to engage, directly or indirectly, in the business related to the manufacturing or selling of automated card verification machines and electronic card shuffling systems, anywhere in the world, for a period of seven years from the date of closing.

Regarding the settled litigation with Shuffle Master, this traced back to October 5, 2004, when Shuffle Master first filed a patent infringement action against us in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL) claiming that the use, importation and offering for sale of our PokerOne shuffler infringed Shuffle Master’s United States Patent, No. 6,655,684. We responded by denying Shuffle Master’s claim of patent infringement. On February 1, 2008, the District Court granted our motion for summary judgment on all patent infringement claims.  On February 29, 2008, Shuffle Master filed a notice of appeal in respect of the February 1, 2008 court ruling.  On February 15, 2008, we delivered a demand to Shuffle Master for $3.0 million in damages for the wrongful injunction they obtained in 2004.  We also filed a motion in District Court to recover our attorney fees in the litigation.  Shuffle Master initially filed an appeal from the District Court ruling, but subsequently withdrew their appeal.

Although we had a reasonable level of confidence in the eventual favorable outcome of our claims for damages and attorney fees, it was not a certainty. In addition, by pursuing the matter in courts, it could have possibly taken another lengthy period and we would have incurred considerable additional legal expenses before getting a final ruling. As such, we entered into the Purchase and Settlement Agreement with Shuffle Master. We believe that this transaction was a mutually amicable solution and provided significant financial benefits to us as not only did it improve our cash position but it also freed up our resources to focus on addressing market opportunities that furthered our strategy of expanding our electronic gaming machine participation business.

Amendment to Elixir International Note

On July 24, 2009, we entered into an agreement (the “Second Amendment”) with Elixir International Limited pursuant to which the parties amended the terms of the Trade Credit Facility Agreement between them dated April 21, 2008 as amended by an Amendment to Trade Credit Facility Agreement and Related Note dated November 6, 2008 (the “Facility Agreement”). (See Part III Item 13. Certain Relationships and Related Transactions and Director Independence of this filing for more details.) Pursuant to the

Second Amendment, Elixir International agreed to restructure the payment schedule on the outstanding principal balance of approximately $9.2 million under the Facility Agreement. Under the revised payment schedule, we are not required to make any repayments of principal or interest under the Facility Agreement until July 1, 2010 provided that interest at the rate of 5% will continue to accrue on the outstanding principal balance. As of December 31, 2009, the total outstanding balance was approximately $9.4 million including principal balance of $9.2 million and additional accrued interest. The repayment of the outstanding principal balance and interest accrued thereon is to be repaid in 18 equal monthly installments commencing on July 1, 2010.

Reduced Size of Board of Directors Supports Enhanced Efficiency

During the week of September 28, 2009, and in connection with the recommendations by our nominating committee of the board of directors on right-sizing our board as a means to enhance efficiency, we were advised by certain members of our board of directors, including Lorna Patajo-Kapunan, Maj. Gen. Paul A. Harvey, Daniel Sham and Ted Chan, that each did not intend to be nominated for re-election to the board of directors at our 2009 Annual Meeting of Stockholders.  As a result of the re-election of the remaining board members at our annual shareholder meeting on October 30, 2009, our current board of directors was reduced to five from nine members.

Chief Executive Officer Extends Employment Contract

On November 10, 2009, Mr. Clarence Chung, our chairman and chief executive officer, renewed his employment contract for the position of chief executive officer for a term of three years commencing from January 1, 2010 to December 31, 2012.  The contract may be renewed thereafter subject to further agreement between the parties. The annual salary remains at $1.00 with the provision for a discretionary performance bonus of such amount and form (whether in cash or in kind) to be determined as being payable upon the achievement of certain objectives set by the compensation committee and at such time as may be deemed appropriate by the compensation committee.

On January 22, 2010, the compensation committee of the board of directors resolved to grant to Mr. Chung, on that day, as part of his compensation package under the November 10, 2009 employment agreement: (a) options to purchase 500,000 shares of Company $.001 par value common stock at an exercise price of $0.275 per share provided that all these options will only be vested and become exercisable on January 1, 2011; and (b) 472,727 shares of restricted common stock, pursuant to our 2008 Stock Incentive Plan. All 472,727 restricted common shares are subject to vesting and risk of forfeiture based on our ability to meet certain financial and non-financial performance targets as of and for the fiscal year ending December 31, 2010. The determination of the vesting or forfeiture of the shares shall be made by the compensation committee of our board of directors on or before April 30, 2011.

Impairment of Gaming Machine Assets

Our board of directors, acting on the recommendation of management and the audit committee of the board of directors, approved a non-cash impairment charge to our gaming machine in the amount of $13.7 million during the year ended December 31, 2009. A substantial portion of the impairment was the write-down to fair market value of certain gaming machines in inventory deemed as non-performing for our current target markets or their customer preferences.  To a lesser extent, the impairment also included the write-down of the Philippine operation gaming assets based on whether the current carrying value of the machines in operation in this market is higher than the expected value as forecasted by projected future cash flows. We engaged an independent valuation firm for purposes of confirming the specific amount of impairment to our Philippine operations’ gaming assets. Based on the conclusions of the independent valuation firm and Company’s usability study and future deployment plans, we recorded a non-cash impairment charge of $13.7 million during the year ended December 31, 2009.  We do not expect that the impairment charge will trigger any future cash expenditures in connection with the impairment.

GAMING MACHINE PARTICIPATION

Overview

Since September 2007, our primary business model has focused on the ownership and leasing of electronic gaming machines placed with venue owners on a revenue sharing basis across certain countries in Asia.  Utilizing our developed operational experience and established market presence and key relationships, we identify and develop new gaming venues, and acquire the gaming machines, casino management systems and other gaming peripherals and install same in our contracted venues.

Electronic gaming machine participation operations began in September 2007 and comprised 45% of our consolidated revenues for the year ended December 31, 2009.

Operations

We contract with the venue owners or operators for the placement of electronic gaming machines on a revenue sharing basis and directly acquire and install the gaming machines and other gaming peripherals at the relevant gaming venues. The target market for our electronic gaming machine participation business is hotels and resorts and various other gaming venues across Asia.  We focus on underserved gaming markets that we believe are poised for significant growth, and many of the targeted venue owners have little or no gaming operations experience.

We utilize electronic gaming machines from leading manufacturers, including International Game Technology, Aristocrat Technologies, WMS Gaming and Interblock.  As of December 31, 2009 we had an inventory of 1,702 gaming machines suitable for deployment and believe, given our current selective growth plans, that we will need to supplement our existing inventory with the purchase of a certain number of new and used gaming machines from cash on hand and cash from operations over the next twelve months.

We help market, design and develop the gaming venues of the venue owners to whom we lease our electronic gaming machines and related systems.  We contract with the venue owner for the leasing and maintenance of the electronic gaming machines on a revenue sharing basis.  We provide the development and implementation of various related gaming services in the Asia Pacific region with a principal focus, to date, on Cambodia and the Philippines.  Our solutions and offerings include:

•                  Developing the technical and network design, layout and overall space configuration of the gaming floor in order to best utilize and leverage the available space and present an appealing environment to customers; and

•                  Selecting the optimal mix of electronic gaming machines for the property to optimize the economic potential of the gaming floor and overall experience for the venue owner’s customers.

We assist the venue owner by providing training for its gaming floor personnel regarding the operation and maintenance of the gaming machines and back-of-the-house accounting.  In addition, we maintain all performance data and provide ongoing technical and operations support in order to optimize game performance throughout the floor.

We expect that our electronic gaming machine participation revenues and gross margins will be influenced by a number of factors, including the number and type of machines in service, the levels of play and the revenue sharing percentage.  In addition, we may initially install fewer electronic gaming machines than contracted for at a venue and increase the number of machines gradually as a way to build demand for our product.  Our cost of sales includes the depreciation, joint cost sharing (primarily, in the event our contract dictates we are involved in the management of the floor operations) and other installation and maintenance costs of the electronic gaming machines.

Competition

The global gaming industry is highly competitive.  Our competitors principally include private companies in Cambodia and both public and private companies in the Philippines with operations focused in Asia.   Part of our operating strategy includes addressing markets and customers where we will face less competition and entry barriers due to several factors including:

•      United States Gaming Laws:  All of the major gaming equipment suppliers are licensed by a large number of United States regulatory agencies.  In order for one of these companies to enter the markets we serve in Asia on a direct revenue sharing model with a foreign operator, the operator would be required to comply with various United States regulatory procedures.  We are not subject to this requirement as we have surrendered all our gaming licenses in the United States.

•      Local Knowledge:  Through our operating experience, we have an extensive database of contacts and relationships throughout the Asian region that provides us with a unique opportunity to penetrate these under-developed markets.

Gaming Regulations and Licensing of Gaming Machine Participation

The regulatory structures in the Asian countries where we are pursuing our electronic gaming machine participation business, including the Philippines and Cambodia, are not as developed or clearly defined as the United States.  In general, all of the countries in which we currently operate require the venue owner to obtain a gaming license in order to operate the electronic gaming machines leased by us and we demand that all venue owners to whom we lease electronic gaming machines, being our customers in the Philippines and Cambodia, hold the required gaming licenses to operate their venues.  Since our business model primarily focuses on leasing the gaming machines to the venue owner, technically, we are not considered to be an operator or owner of the gaming operations by the relevant authorities (although to a certain extent we have assumed some operator roles, including but not limited to the design of marketing programs, recruitment, training and management of floor staff,  in certain of our venues) and thus, we are not required to obtain any form of gaming license in either the Philippines or Cambodia for our participation business in such jurisdictions.  However, current gaming laws, including licensing requirements and other regulatory obligations, could change or become more stringent resulting in additional regulations being imposed upon us and our electronic gaming machine participation operations.  Any such adverse developments in the regulation of the gaming industry could be difficult to comply with and significantly increase our costs which, in turn, could cause our projects to be unsuccessful.

TABLE GAME PRODUCTS

Overview

During the fiscal year ended December 31, 2009, our table game products were focused on the development, manufacture and sale of gaming chips which included:

•      High-frequency RFID casino chips which are traditional casino chips embedded with a RFID tag that allows casinos to identify counterfeit casino chips and track table play.  The high-frequency 13.56 MHz RFID casino chip is designed to provide real-time data capability, enhanced chip security, player tracking and accounting management benefits for casinos. The high-frequency RFID chips enable casinos to read 1,000 chips per second and have a memory capacity of over 10,000 bits.

•                  Traditional casino chips for various table games, including a wide range of American-style gaming chips with 30 different color combinations, various sizes and other personalized printing combinations.

•                  High-frequency RFID casino plaques, which use modern, efficient plastic thermoforming techniques and a process of printing graphics to polymer that provides for a broad range of colors or designs, including a full photographic finish. Our plaques have unique security features including a patented RFID inlay which is tamper-proof and identifies each plaque, a currency grade ceramic DNA strand embedded in the plastic, a multi-directional hologram and serialization. They are available in five rectangular and three square shapes or customized to buyer requirements.  The development of our high-frequency RFID gaming plaques was completed during the fourth quarter of 2009.

During the fiscal year ended December 31, 2009, our table game products also included the development, manufacture and sale, through our distributor network, of products that automate the current manual processes supporting casino table games and provide additional security to the gaming industry.  These products included:

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

•                  The ChipWasher, a fully-automated gaming chip cleaner that washes and sanitizes gaming chips.  During the three-month period ended September 30, 2009, we recorded an impairment loss of $424,500 related to the write-down of an intangible asset associated with the chip washer patents.

Pursuant to the Purchase and Settlement Agreement, in March 2009 we sold to Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, including Deck Checker™, RandomPlus Card shuffler, ShufflePro shuffler, all related intellectual property, and certain inventory of such products and, at the same time, settled with Shuffle Master all outstanding patent infringement litigation with respect to U.S. Patent No. 6,655,684 dealing with automated shuffler technology.  The total consideration paid by Shuffle Master to us under the Purchase and Settlement Agreement was $2.8 million, including a base amount of $2.4 million plus $400,000 for related inventory. Meanwhile, as a result of closing down our China manufacturing facility during the second quarter of 2009, we decided to exit the chip washer business and ceased the production of ChipWasher after evaluating the market opportunities for this product.

Marketing and Distribution

During the fiscal year ended December 31, 2009, we terminated our distribution agreements with third-parties as detailed below.

On January 6, 2006, we entered into a distribution agreement with Elixir Group which provided exclusive distribution rights for our high-frequency RFID casino chips for certain Southeast Asia casino properties and non-exclusive distribution rights elsewhere in Asia.  In October 2006 and February 2007, the distribution agreement was expanded to encompass our entire line of table game products and Elixir Group’s exclusive distribution rights to include all of Asia, Australia and New Zealand. This distribution agreement was terminated with effect on February 1, 2009.

In June 2007, we entered into a distribution agreement with Suzo Happ Group, pursuant to which Suzo Happ Group served as the exclusive distributor of our table game products in North, Central and South America, Europe, South Africa and the Russian Federation.  In order to facilitate the sale of our portfolio of automated card verification machines and electronic card shuffling systems to Shuffle Master under the Purchase and Settlement Agreement mentioned above, this distribution agreement was terminated with effect on March 13, 2009.  Pursuant to the termination arrangement with Suzo Happ and, indeed, under the terms of the original distribution agreement, we purchased back the unsold inventory of our products from Suzo Happ and reimbursed it for the costs incurred by it in relation to the certification of our products, upon termination of the distribution agreement.

Since, pursuant to the Purchase and Settlement Agreement, we have undertaken to Shuffle Master for a period of seven years not to engage or participate, directly or indirectly, in the manufacturing and selling of automated card verification machines and electronic card shuffling systems, we believe the termination of the distribution agreements with Elixir Group and Suzo Happ will not have any material adverse effects on our overall business.

Regarding our Dolphin’s high-frequency RFID and traditional non-RFID gaming chips and plaques, we have engaged a local marketing agent in Australia for promoting and distributing these gaming chip products for us in Australia, New Zealand and certain other Asian territories including Macau and Singapore and at present, our customers include, amongst others, City of Dreams casino, Altira casino and Galaxy casino in Macau, Crown Casino in Melbourne and Burswood Casino in Perth, Australia.  Meanwhile, we are currently in discussion with another marketing agent for promotion and distribution of our gaming chip products in Europe and South Africa. However, since the gaming chip products are generally be regarded as “gaming device” by the gaming authorities in most of the states of U.S., which therefore requires the manufacturer of these products to be licensed, we currently do not have the intention to market or sell our Dolphin’s gaming chip products in the U.S. market.

Competition

The gaming products industry is competitive.  We compete with established gaming products companies, which have more substantial histories, backgrounds, experience and records of successful operations, greater technical, marketing and other resources, more employees and more extensive facilities than we have or will have in the foreseeable future.  During the fiscal year ended December 31, 2009, our most significant competitors in the table game products segment were Shuffle Master for automated card verification machines and electronic card shuffling systems and Gaming Partners International Corporation for our gaming chips and plaques.

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

In most jurisdictions, our table game products, other than the gaming chip products, fall within the general classification of “associated equipment”, which is defined as equipment that is not classified as a “gaming device,” but which has an integral relationship to the conduct of licensed gaming.  Regulatory authorities in some jurisdictions have discretion to require manufacturers and/or distributors to meet licensing or suitability requirements prior to or concurrently with the use of associated equipment.  Additionally, in most jurisdictions, the regulatory authorities must approve associated equipment after testing in an appropriate testing lab (either state run or independent) in advance of its use at licensed locations.  During fiscal 2008 and 2009, in those jurisdictions in the United States that allow the sale of our approved table game products through a licensed distributor, we sold through Suzo Happ Group, our then exclusive distributor for North and South America, Europe and South Africa. The distribution agreement with Suzo Happ Group was subsequently terminated on March 13, 2009 as explained above. In other jurisdictions where sales through a distributor are not allowed, including New Jersey, Mississippi, Indiana and Washington, our products were not available.  In the Asian markets, our products were distributed by Elixir Group, pursuant to the terms of the January 2006 distribution agreement as amended in 2007. This distribution agreement was subsequently terminated with effect on February 1, 2009.

Regarding our Dolphin’s gaming chips products, in most jurisdictions outside the U.S. market, neither manufacturer nor distributor of the gaming chips products are required to be licensed. However, since the gaming chip products are generally be regarded as “gaming device” by the gaming authorities in most of the states of U.S., which therefore requires the manufacturer of these products to be licensed, we currently do not have the intention to market or sell our Dolphin’s gaming chip products in the U.S. market.

Product Development, Manufacturing and Assembly

As part of our cost cutting measures and focus on our core participation business, on December 31, 2008, we scaled down the facility for the manufacture and assembly of our table game products in Xiaolan, China.  This facility focused on enhancements to our shuffler, deck checker and chip washer product lines.  Following the sale to Shuffle Master of our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventory of such products pursuant to the Purchase and Settlement Agreement as set out above, we closed the China facility during the second quarter of 2009.  As a result of the close down of this facility, we ceased the production of ChipWasher, and during the three-month period ended September 30, 2009, we recorded an impairment loss of $424,500 related to the write-down of an intangible asset associated with the chip washer patents.

Suppliers

During the fiscal year ended December 31, 2009, most components for our Shufflers and DeckChecker products were sourced in China. Shuffler and DeckChecker assembly was conducted in China and final units were shipped to our Macau warehouse for distribution to the North American, Asian, Australian and European markets. As a result of our sale of the portfolio of automated card verification machines and electronic card shuffling systems and all related intellectual property to Shuffle Master in April 2009, the related sourcing of materials and the assembly and production of such products has been discontinued. The manufacture of RFID casino chips is performed at Dolphin, our subsidiary in Australia, which specializes in plastic injection molding. Dolphin has licensed certain RFID technology from a third party.

NON-GAMING OPERATIONS

Dolphin specializes in tool-making, custom injection molding and clean room manufacture of high-precision plastic products together with non-gaming product lines of high-quality products for the automotive industry.  From our state of the art facility in Melbourne, Australia, we produce various automotive components including inner remote door handles, fuel filler hinge assemblies, module brackets, steering wheel spoke covers, speaker grills, fasteners, safety products and vehicle cosmetic components. In addition to Australia, Dolphin supplies components to auto manufacturers in North and South America, Europe, and the Asia Pacific region.

Marketing and Distribution

We market our automotive products through automotive organizations and institutions and are a preferred supplier to General Motors Holden, Toyota, Autoliv and Bridgestone, all of whom typically include us among the suppliers from whom they solicit bids on supply contracts.

Competition

The automotive tool-making and injection molding products businesses are highly competitive.  Our competitors include ITW Deltar, Hook Plastics, Palm Plastics & Tooling, Hasico and Sneddon & Kingston Plastics, all of whom have greater financial resources, infrastructure and experience.  However, it should be noted that the recent financial crisis has resulted in some consolidation of our competitor base.

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

RESEARCH AND DEVELOPMENT

The research and development center, located in Zhuhai, China was closed down at the end of 2008.  Since then, all research and development related to non-gaming operations has been performed at our facilities in Melbourne, Australia.  Our current research and development emphasis is to improve our existing product lines and we spent $276,781 in 2009 and $678,047 in 2008 on research and development activities.

INTELLECTUAL PROPERTY

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

We had one ChipWasher patent application on file with the USPTO and five applications pending in foreign jurisdictions which expired in September 2009 and were not renewed.

In April 2009, pursuant to the Purchase and Settlement Agreement with Shuffle Master, we completed the sale of our card verification and electronic card shuffling assets, including the exclusive rights to our table game products, primarily through federal and foreign intellectual property rights, such as patents, copyrights and trademarks to Shuffle Master.

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

EMPLOYEES

As of March 15, 2010, we had approximately 14 full-time employees in Hong Kong, 1 full-time employee in the United States, 34 full-time employees in the Philippines, 31 full-time employees and 123 contracted staff for floor operation at NagaWorld in Cambodia and 63 full-time employees in Australia. None of our employees are represented by labor unions, and we consider our relationship with our employees to be satisfactory.

AVAILABLE INFORMATION

Our website is located at www.elixirgaming.com.  The information on or accessible through our website is not part of this annual report on Form 10-K.  A copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names of our executive officers and their ages, titles and biographies as of March 15, 2010 are set forth below.

Name	Age	Position
Clarence (Yuk Man) Chung	47	Chairman of the Board, President and Chief Executive Officer
Andy (Kin Ming) Tsui	40	Chief Accounting Officer

Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full time employee although our chief executive officer, Mr. Clarence Chung, also serves as an executive director of Melco International Development Limited, the parent corporation of our principal shareholder, Elixir Group Limited. There are no family relationships between any of our executive officers or directors.

Clarence (Yuk Man) Chung joined our board in October 2007 and has served as our chairman of the board since August 2008 and was appointed chief executive officer in October 2008. Mr. Chung is also a director of Melco International Development Limited (“Melco”) and joined Melco in December 2003. Mr. Chung has many years of financial experience working in the financial industry in various capacities as a chief financial officer, an investment banker and a merger and acquisition specialist. He is also currently a director of Melco Crown Entertainment Limited, a company listed on the Nasdaq Global Market. Mr. Chung was named one of the “Asian Gaming 50 - 2009” by Inside Asian Gaming magazine. He holds a master degree in business administration from the Kellogg School of Management at Northwestern University and is a member of the Hong Kong Institute of Certified Public Accountants and the Institute of Chartered Accountants in England and Wales.

Andy (Kin Ming) Tsui has served as chief accounting officer since April 2009 and as vice president of finance since July 2008. Prior to joining our Company, Mr. Tsui had been the regional finance controller-Asia for Minteq International Inc., a wholly-owned subsidiary of Minerals Technologies Inc. (NYSE: MTX) based in Shanghai since June 2005.  From March 2003 to May 2005, he served as manager of financial analysis at the corporate office of Minteq International Inc. in New York. Mr. Tsui holds a Master of Business Administration degree from Baruch College, City University of New York and is a certified public accountant in the United States.

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

We have a history of significant operating losses and anticipate continued operating losses for at least the near term. For the fiscal years ended December 31, 2009 and 2008, we have incurred net losses of $26,359,450 and $26,955,196, respectively, and our operations have used $6,955,397 and $30,096,613 of cash, respectively. As of December 31, 2009, we had an accumulated deficit of $380,926,107. We expect to continue to experience negative cash flows from operations until such time as we are able to substantially increase revenues and control expenses to levels that will allow us to operate on a positive cash flow basis. While management will endeavor to generate positive cash flows from our placement of electronic gaming machines in Asia, there can be no assurance that we will be successful in generating positive cash flows from operations.

Our revenues from our gaming machine participation operations are difficult to predict and may vary from our projections because the business model is new and the venues are not operated by us.  Our primary focus now is on the ownership and leasing of gaming machines on a revenue sharing basis across certain countries in Asia.  We focus on targeting venue owners in underserved gaming markets who have little or no gaming operations or experience.  Since we participate on a revenue sharing basis with these venue owners, our revenue generated from the revenue sharing arrangements will be dependent to a significant degree on the efforts and capabilities of the venue owners.  Our revenues and results from our gaming machine participation operations may be difficult to predict and may vary depending on the ability of the venue owners to manage the gaming operations of their venues.  Accordingly, there can be no guarantee that the venue owners will be able to manage the gaming operations successfully or that the gaming venues operated by them will perform at levels consistent with our financial projections and underlying forecasts and assumptions. Further, we have very limited past business relationships with the venue operators and assume that the venue operators are reputable. In the event that any of the venue operators are not reputable this would expose us to the risk of being unable to collect the revenue to which we are entitled under the revenue share arrangements and protect our gaming machine assets.

We could require additional funding in the future to continue to operate our business.  As of December 31, 2009, we had working capital of approximately $7.4 million.  Since December 31, 2009, our working capital has been reduced because of the payment of $2.74 million to NagaWorld in relation to the Machines Operation and Participation Consolidation Agreement entered into on December 30, 2009.  The $2.74 million payment represents the total of the remaining two installments which represented 50% of the $1.38 million one-time non-refundable contract amendment fee and the $4.1 million commitment fee for the placement of an additional 200 machines.  Since December 31, 2009, our working capital has been positively affected by the inflow of cash from our operations at NagaWorld.  We believe we have sufficient cash on hand to fulfill all current obligations as they become due.  Based on our internal revenue projections, existing contemplated machine placement rollout plans and our inventory of electronic gaming machines, we believe we have the needed capital to fund our operations over the next twelve months. However, if our revenue projections fail to meet our existing internal projections, we are required to procure additional gaming machines for projects or due to reasons not currently contemplated, we would need to raise additional capital within the next twelve months.  We would endeavor to raise funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results can occur:

•                  the percentage ownership of our existing stockholders will be reduced;

•                  our stockholders may experience additional dilution in net book value per share; and/or

•                  the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Our growth into markets outside the United States exposes us to risks inherent in international business operations. We intend to market our gaming machine participation business and sell our remaining line (excluding the portfolio of automated card verification machines and electronic card shuffling systems which we have sold to Shuffle Master pursuant to the Purchase and Settlement Agreement) of table game products outside the United States. We intend to focus our sales efforts for our table game products, namely the RFID and traditional non-RFID gaming chips and plaques, in Asia, Australia, and Europe but our international expansion efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

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

•                  market disruptions created by public health crises in regions outside the United States, such as Avian flu, SARS and other diseases;

•                  difficulties in staffing and managing foreign operations, including challenges presented by relationships with workers’ councils and labor unions; and

•                  changing regional economic, political and regulatory conditions.

We may be unable to adequately protect our intellectual property rights. Our success in businesses, in particular, in relation to our table game products and non-gaming business, is impacted by maintaining the confidentiality and proprietary nature of our intellectual property rights. Our ability to compete may be damaged, and our revenues may be reduced if we are unable to protect our intellectual property rights adequately. To protect these rights, we rely principally on a combination of:

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

It is possible that our table game products and/or, non-gaming products will be the subject of future patent litigation if the products are sold and installed in the United States and, if commenced, could subject us to continuing litigation costs and risks. To the extent that we introduce new products that incorporate the same or similar technology, it is likely that a competitor will bring one or more claims against us seeking damages, injunctive or other equitable relief, or both. We cannot predict the outcome of any present or future litigation that may occur.

If our future products incorporate technologies that infringe the proprietary rights of third parties and we do not secure licenses from them, we could be liable for substantial damages that would cause a material reduction in revenues and impair our prospects for achieving growth and profitability.

In furtherance of the development of our services or products, we may need to acquire licenses for intellectual property to avoid infringement of third-party rights or claims of infringement. These licenses may not be available on commercially reasonable terms, if at all. Claims for infringement, if made, could damage our business prospects, our results of operations and financial condition, whether or not the claims have merit, by:

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

Elixir Group holds a significant interest in our common stock, giving Elixir Group the significant power over our management and all shareholder actions. As of March 15, 2010, Elixir Group owned 45.8 million shares of our common stock, representing approximately 40% of our issued and outstanding common shares, and has the right to acquire another 10 million common shares upon the exercise of outstanding common stock purchase warrants. Accordingly, Elixir Group has significant control over our management and all matters requiring approval by our shareholders, including the power to elect our board members and effect the approval of mergers and other significant corporate transactions. This concentration of ownership will make it difficult for other shareholders to effect substantial changes in our company, and also will have the effect of delaying, preventing or expediting, as the case may be, a further change in control of our Company.

Our common stock may be delisted from the NYSE Amex and if this occurs you may have difficulty converting your investment into cash efficiently.  The NYSE Amex has established certain standards for the delisting of a security from the NYSE Amex.  The standards for delisting from the stock market include, among other things, common stock selling for a substantial period of time at a low price per share, if the issuer fails to effect a reverse split of such shares within a reasonable time after being notified that the stock exchange deems such action to be appropriate.  Our common stock has continuously traded below $1.00 since August 2008. While we have not received any communications to date from the NYSE Amex concerning the selling price of our common shares, there can be no assurance that the NYSE Amex will take action to delist our common stock from the exchange due to the low selling price of the shares.  If that were to occur, we would consider effecting a reverse split of our common stock in order to raise our share price to a level satisfactory to the NYSE Amex.  However, reverse splits of the thinly traded shares have, at times, resulted in declining share prices after a proportional adjustment in share price to give effect to the split.  If our common stock were to be excluded from the NYSE Amex, or if we elected to conduct a reverse split in order to maintain the listing, the price of our common stock and the ability of holders to sell such stock could be materially adversely affected.

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

The global recession has negatively impacted the demand for automobiles which, in turn, could make it difficult to collect on accounts receivables from our Dolphin subsidiary customers.  For the fiscal years ended December 31, 2009 and 2008, we have reported net account receivables of $808,831 and $535,983, respectively, from the automotive segment of our Dolphin subsidiary. Due to the global recession and subsequent reduced demand for automobiles, many auto manufacturers, which include some of our Dolphin subsidiary’s customers, are experiencing financial and operating difficulties.  These difficulties could impact our customers’ ability to pay us and our ability to collect on receivables due from these customers.  For the fiscal year ended December 31, 2009, our largest non-gaming customer, Futuris Automotive, accounted for 8% of the Company’s consolidated revenues.  While no non-gaming customer accounts for over 10% of the Company’s consolidated revenues for the fiscal year ended December 31, 2009, the loss of any major customers could negatively impact the financial performance of the non-gaming segment and increase the risk of impairment on the long-lived assets and intangible assets.  While the automotive parts industry has recently shown signs of stabilization, we believe it will remain volatile throughout 2010.

Item 1B.                          Unresolved Staff Comments

Not applicable.

Item 2.                                   Properties

In May 2009, we closed our United States office at 6650 Via Austi Parkway, Suite 170, Las Vegas, Nevada, which consisted of approximately 2,600 square feet of office facilities used for accounting and administration. We currently have a mailing address at 40 E. Chicago Avenue, #186, Chicago, Illinois.

We also lease the following offices throughout Asia and in Australia:

Location/Activities	Expiration Date of Lease	Monthly Lease Payment (USD)	Area (sq. ft.)
Hong Kong; Administrative office	March 2011	8,700	1,920
Melbourne, Australia; Manufacturing and Administrative offices	December 2013	17,000	32,000
Melbourne, Australia; Warehouse facilities	January 2014	16,000	32,000
Philippines; Administrative office	April 2012	5,200	5,100
Philippines; Warehouse facilities	March 2010 (1)	2,900	5,800
Cambodia; Administrative office	September 2011	3,200	9,860
Cambodia; Warehouse facilities	March 2011	2,000	7,535

(1)   Lease renewed in March 2010 and expires March 2011.

Item 3.                                   Legal Proceedings

There are no pending legal proceedings to which we or our properties are subject, except as set forth below or for routine litigation incurred in the normal course of business.

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

While originally the case would have gone back to the District Court to resolve our claims for damages and attorney fees, on March 16, 2009, we entered into a Purchase and Settlement Agreement with Shuffle Master (the “Purchase and Settlement Agreement”) pursuant to which we sold to Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, including but not limited to, the trademarks of Random Plus™, PokerOne™, ShufflePro™ and Deck Checker™, and certain inventory of such products. In addition, we and Shuffle Master have settled all outstanding patent infringement litigation with respect to U.S. Patent No. 6,655,684 dealing with automated shuffler technology.  The total consideration paid by Shuffle Master to us under the Purchase and Settlement Agreement was $2.8 million.

Purton Litigation

On October 5, 2007, William Purton filed an action against us in the Supreme Court of Victoria at Melbourne, Australia claiming he was owed monies under the July 2006 share sale agreement by which we acquired Dolphin.  In addition, Mr. Purton claimed he was owed money for an independent contractor agreement that he claims he was offered.  We subsequently filed a counterclaim.   After considering external legal counsel’s advice on an amicable settlement of this litigation, on June 17, 2009, we entered into a deed of release with William Purton and the other plaintiffs in which he has control (collectively, the “Purton Parties”), for the settlement of all legal claims, disputes and proceedings between the parties. Pursuant to the terms of the release, on a without admission basis, we paid to Purton Parties a lump sum of $550,000. The remaining reserve for the Purton litigation of $655,506 was reversed from accrued expenses and reported as other income in the consolidated statements of operations. With the notification of discontinuance of litigation filed with the Supreme Court of Victoria at Melbourne, Australia on June 24, 2009, this litigation matter was settled.

Sales Tax Audit

In February 2004, the State of Nevada initiated a sales/use tax audit of the Company’s equipment lessors. As of the date of this filing, the State of Nevada has not made a determination if there has been a double tax payment of the sales/use tax. Based on ongoing correspondence with the Nevada Department of Tax, we believe certain payments made to the State of Nevada and other states may not be recoverable and, therefore, we provided an additional allowance for the receivable balance. As of December 31, 2009, we had a tax refund receivable balance of $83,324, net of an allowance of $350,189. We will continue to assess the collectability of this receivable balance and make appropriate adjustments when necessary.

Item 4.            Submission Of Matters To A Vote Of Security Holders

On October 30, 2009, we held our 2009 annual meeting of shareholders in Hong Kong.  Out of 114,956,667 common shares issued and outstanding as of the record date and entitled to vote at such annual meeting, there were present at such meeting, in person and by proxy, shareholders holding 86,874,058 of our voting shares.  We held the annual meeting of shareholders, for the purposes of:

•                  Electing five directors, each to serve until our 2010 annual meeting of shareholders; and

•                  Ratifying the appointment of Ernst & Young, as our independent registered public accounting firm, for the fiscal year ending December 31, 2009.

All of the persons nominated to serve on our board of directors, namely, Mr. Clarence Chung, Mr. Vincent L. DiVito, Mr. John W. Crawford, Mr. Samuel Tsang and Dr. Anthony Tyen, were elected to our board of directors for terms of one year each.

	For	Withheld	Abstained
Clarence (Yuk Man) Chung	86,715,117	158,941	—
Vincent DiVito	81,291,842	5,582,216	—
John Crawford	81,294,547	5,579,511	—
Samuel (Yuen Wai) Tsang	86,705,919	168,139	—
Anthony (Kanhee) Tyen	81,306,569	5,567,489	—

Our shareholders approved the ratification of Ernst & Young as our independent registered public accounting firm.

Shares voted for	86,804,276
Shares against	65,154
Shares abstaining	4,628

There were no broker non-votes cast on any of the above matters.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock currently trades on the NYSE Amex under the symbol “EGT”.

The following table sets forth the high and low closing sale prices of our common stock, as reported by the NYSE Amex, for each quarter during the past two fiscal years:

2009	Low	High
Fourth Quarter	$0.25	$0.27
Third Quarter	$0.27	$0.30
Second Quarter	$0.16	$0.17
First Quarter	$0.10	$0.12

2008	Low	High
Fourth Quarter	$0.03	$0.36
Third Quarter	$0.25	$1.22
Second Quarter	$1.15	$2.23
First Quarter	$1.71	$4.74

Holders of Record

As of December 31, 2009, we had outstanding 114,956,667 shares of common stock, held by approximately 236 shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Equity Compensation Plan Information

In September 2008, our shareholders approved the adoption of our 2008 Stock Incentive Plan. We previously had two other stock options plans, our Amended and Restated 1999 Stock Option Plan and our Amended and Restated 1999 Directors’ Stock Option Plan, both of which expired in January 2009.  However, all options previously granted under our expired stock option plans remain outstanding.  Pursuant to the aforementioned plans, as of December 31, 2009, there were options outstanding to purchase 10,737,065 shares of our common stock with a weighted average exercise price per share of $1.84 and options available for future issuance to purchase 4,500,000 shares of our common stock.

The following table sets forth certain information as of December 31, 2009 about our stock plans under which our equity securities are authorized for issuance.

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options	Options	Reflected In Column (A))
Equity compensation plans approved by security holders	10,737,065	$1.84	4,500,000
Equity compensation plans not approved by security holders	—	—	—
Total	10,737,065	$1.84	4,500,000

The first column reflects outstanding stock options to purchase: (i) 6,074,465 shares of common stock pursuant to our Amended and Restated 1999 Stock Option Plan; (ii) 92,600 shares of common stock pursuant to our Amended and Restated 1999 Directors’ Stock Option Plan; (iii) 4,070,000 shares of common stock pursuant to certain non-plan options approved by our stockholders in September 2007; and (iv) 500,000 shares of common stock pursuant to our 2008 Stock Incentive Plan.

The third column reflects 4,500,000 shares remaining for issuance under our 2008 Stock Incentive Plan as of December 31, 2009.

Item 6.                                                           Selected Financial Data

Not applicable.

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the fiscal years ended December 31, 2009 and 2008 included elsewhere in this report.

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

As of December 31, 2009, our gaming machine participation operations were concentrated in two countries, Cambodia and the Philippines. In Cambodia, we had 440 machines at one venue, NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918).  In the Philippines, we had 859 machines in operation at seven venues.

We remain focused on selectively growing our installed base through the addition of high-potential new venues in our target markets.  Pursuant to the Machines Operation and Participation Consolidation Agreement entered into with NagaWorld dated December 30, 2009, we are entitled to add a total of 200 gaming machines seats to our operations at NagaWorld. To date during the first quarter of 2010, we have already added 120 gaming machine seats and we anticipate the addition of the remaining 80 gaming machine seats will be completed by the end of the second quarter of 2010.  In addition, we continue to actively pursue placement opportunities in new and existing markets, where we can leverage our expertise and relationships and capitalize on the strong propensity to gamble.  Key markets of interest are border cities in Cambodia with strong feeder markets from neighboring countries such as Thailand and Vietnam, as well as opportunities in new countries such as Vietnam and Laos.  For such new potential projects, as with NagaWorld, we are seeking an operator role.

In addition to our primary gaming machine participation business, our operations consist of table game products, which focus on the design, manufacture and distribution of RFID and traditional non-RFID casino chips and plaques, and non-gaming products, which focus on the design, manufacture and sale of component parts primarily for the automotive industry.

We believe that our gaming chip operations remain an under-exploited asset for the Company.  During the fiscal year ended December 31, 2009, we focused on increasing our marketing efforts to expand our distribution channels for these products beyond our largest existing markets of Macau and Australia, where we have strong customer relationships and market penetration.  We have also focused greater resources on development and, during the fourth quarter of 2009, added high-margin plaques to our product portfolio.  Based on these initial efforts, we have already seen solid improvement in our gaming chip sales from new and existing customers and believe we have better positioned ourselves to capitalize on the future growth opportunities for the global gaming chip and plaque market.

With regard to our non-gaming operations, Dolphin auto component sales volumes have been negatively impacted due to the decline in auto production in Australia resulting from the global financial crisis and strength of the Australian dollar.  However, as a qualified supplier to several major manufacturers, we believe Dolphin is positioned to gain market share in the future with the consolidation of competitors in the market place.

Our financial performance has improved materially during the fiscal year ended December 31, 2009.  Our consolidated revenue for the fiscal year ended December 31, 2009 was $15.6 million, of which revenue from our gaming machine participation, table games and non-gaming operations comprised 45%, 29% and 26%, respectively, of consolidated revenue.  This compares to consolidated revenue of $11.1 million for the fiscal year ended December 31, 2008, of which revenue from our gaming machine participation, table games and non-gaming operations comprised 31%, 5% and 64%, respectively, of consolidated revenue.  The improvement in consolidated revenue was driven by strong growth in our gaming machine participation and table games operations which were partially offset by the weakness in our non-gaming product sales.

During the fiscal year ended December 31, 2009, we underwent a major reorganization of our operations and streamlined our cost structure.  In April 2009, we completed the sale of our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventory of such products to Shuffle Master and settled all outstanding litigation with Shuffle Master, which traced back to October 5, 2004.  The total consideration paid by Shuffle Master was $2.8 million, of which $2.4 million was received in March 2009 and $400,000 was received in April 2009.   We believe that this transaction provided significant financial benefits to us as it improved our cash position and freed resources to focus on addressing market opportunities that further our strategy of expanding our core electronic gaming machine participation business.

In addition, we have successfully executed various cost reduction initiatives. Such reductions are critical given the current economic climate and provide a much leaner cost structure to expand our core gaming machine participation operations and derive greater benefits from the leverage inherent in our operating model.  During the fiscal year ended December 31, 2009, we reduced selling, general and administrative cash expenses by $6.8 million, or 46%, compared to the prior year.  Based on our cost reduction measures and current scale of operations, we believe we can maintain quarterly selling, general and administrative cash expenses in the approximate range of $1.6 to $1.8 million.

As a result, we achieved positive adjusted EBITDA (as defined below) for the fiscal year ended December 31, 2009, the first year since we enacted our new business model in September 2007.  Despite the difficult global economic environment and the challenges we suffered in our Philippines market partly due to severe adverse weather that resulted in record flooding in certain regions during the second half of the year, we were able to achieve this important target largely due to the strength of our core gaming machine participation operations in Cambodia and the successful execution of our aggressive cost reduction initiatives.

In addition to our efforts to reorganize our operations and streamline our cost structure, we made progress in improving our liquidity and financial flexibility to pursue selective growth opportunities in our core gaming machine participation business.  On July 24, 2009, we entered into an agreement with Elixir International, a wholly-owned subsidiary of Elixir Group, to amend the unsecured promissory note issued by us in April 2008 and as amended in November 2008 to Elixir International. This agreement, which became effective July 1, 2009, provides for the deferment of the repayment of principal and accrued interest payments until July 2010 and immediate cash flow benefits to Elixir Gaming by reducing cash outlays by approximately $1.6 million per quarter during the deferment period.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2009 AND 2008

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our three segments, namely, gaming machine participation, table game products and non-gaming products for the fiscal years ended December 31, 2009 and 2008.

On March 16, 2009, we entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. (the “Purchase and Settlement Agreement”) pursuant to which we sold Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, including but not limited to, the trademarks of Random Plus™, PokerOne™, ShufflePro™ and Deck Checker™, and certain inventories of such products.  All historical revenues and expenses from these assets sold to Shuffle Master have been reclassified as discontinued operations.

			Increase/(Decrease)
			from 2008 to 2009
	2009	2008	Dollar Amount	% Amount
Total:
Revenues	$15,622,659	$11,113,493	$4,509,166	41%
Gross loss	$(2,253,665)	$(4,595,216)	$2,341,551	(51)%
Gross margin percentage	(14)%	(41)%
Adjusted EBITDA/(LBITDA) (*)	$32,860	$(11,389,475)	$(11,422,335)	N/A
Operating loss	$(27,789,049)	$(26,407,081)	$(1,381,968)	5%
Net loss	$(26,359,450)	$(26,955,196)	$595,746	(2)%

Basic and diluted loss per share	$(0.23)	$(0.23)

Gaming machine participation:
Revenues	$6,997,776	$3,433,096	$3,564,680	104%
Gross loss	$(4,107,650)	$(5,638,343)	$1,530,693	(27)%
Gross margin percentage	(59)%	(164)%

Table game products:
Revenues	$4,515,923	$608,786	$3,907,137	642%
Gross profit	$1,965,199	$130,808	$1,834,391	1402%
Gross margin percentage	44%	21%

Non-gaming products:
Revenues	$4,108,960	$7,071,611	$(2,962,651)	(42)%
Gross profit/(loss)	$(111,214)	$912,319	$(1,023,533)	(112)%
Gross margin percentage	(3)%	13%

(*)         “Adjusted EBITDA/(LBITDA)” is earnings/(losses) before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA/(LBITDA) is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance and, as a basis for valuation, of gaming companies. Management uses Adjusted EBITDA/(LBITDA) as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. The Company also presents Adjusted EBITDA/(LBITDA) because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA/(LBITDA) as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA/(LBITDA) should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income/(loss), Adjusted EBITDA/(LBITDA) does not include depreciation or interest expense and,  therefore, does not reflect current or future capital expenditures or the cost of capital. The Company compensates for these limitations by using Adjusted EBITDA/(LBITDA) as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income/(loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA/(LBITDA). Elixir Gaming’s calculation of Adjusted EBITDA/ (LBITDA) may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of EBITDA/(LBITDA), as adjusted, to the net loss is provided below.

	2009	2008

Net Loss – GAAP basis	$(26,359,450)	$(26,955,196)
(Income)/Loss from discontinued operations	(1,540,251)	1,360,128
Interest expense	536,805	737,028
Interest income	(85,273)	(706,552)
Income tax expense	486,806	(209,322)
Depreciation and amortization	11,348,858	9,671,784
Stock option expense	875,790	2,593,995
Impairment of assets	14,686,523	2,118,660
Flood damage losses	83,052	—
Adjusted EBITDA/(LBITDA)	$32,860	$(11,389,475)

Total revenue increased $4,509,166 to $15,622,659 in the fiscal year ended December 31, 2009 over the prior year primarily due to the increase in gaming machine participation revenue and a large gaming chip order to a new casino in Macau. Gaming machine participation revenue increased by $3,564,680 to $6,997,776, reflecting the significant growth in consolidated average net win per machine and an increase in the number of gaming machines in operation.  However, non-gaming product sales decreased $2,962,651 to $4,108,960 as a result of the global recession and subsequent reduced demand for automobiles, which negatively impacted some of our Dolphin subsidiary’s customers.

Our net loss decreased $595,746 to $26,359,450 while loss per share remained the same at $0.23 per share in the fiscal year ended December 31, 2009 as a result of higher gaming participation revenues driven by improving average net wins; higher revenue and gross profit from increased gaming chip orders; substantially reduced operating expenses; and benefits from legal settlement gain, all of which were partially offset by impairment charges on gaming equipment and systems; higher depreciation impact on our gaming machine participation business as it continues to ramp up net win results, lower sales and resulting gross margins in our non-gaming business, reduced interest income, and higher income tax expense compared to the prior year.

Gaming Machine Participation

In September 2007, we began our electronic gaming machine participation operations in Asia as part of our primary focus on placing gaming machines on a revenue sharing basis. Revenue from our gaming machine participation operations during the fiscal year ended December 31, 2009 increased $3,564,680 to $6,997,776 compared to revenue of $3,433,096 for the prior year. The increase in revenue was primarily the result of higher average net win per machine compared to the prior year when our gaming machine participation operations were still immature.

Gross loss from gaming machine participation operations decreased $1,530,693 to $4,107,650 for the fiscal year ended December 31, 2009 compared to a gross loss of $5,638,343 for the prior year as revenue from gaming machine participation increased significantly more than depreciation expenses for our gaming machine participation operations, partially offset by higher gaming machine operating costs.  Revenues have yet to cover the cost of machine depreciation, which is recorded in cost of operations.  Our cost of goods sold for the fiscal year ended December 31, 2009 included $10,054,265 depreciation of electronic gaming machines and $1,051,161 of other expenses, which include approximately $150,000 in machine redeployment costs.

As of December 31, 2009, we had a total of 1,702 gaming machine seats of which 403 were held in inventory and 1,299 machines were in operation.  Of the 1,299 gaming machine seats in operation, 440 were in operation in one venue/one location in Cambodia and 859 machines were in operation in seven venues in the Philippines.

	December 31
	2009		2008
	Units	Carrying Value	Units	Carrying Value

Machines and systems used in operations	1,299	$19,248,038	977	$24,389,649

Machines and systems held for future use	403	7,258,928	1,098	23,961,896

Total gaming machines and systems	1,702	$26,506,966	2,075	$48,351,545

In Cambodia, regulatory changes within the last year impacted the competitive landscape of gaming operations in this market.  Due to directives issued by the Cambodian government in December 2008 and February 2009, all slot clubs in the Phnom Penh area, including our then contracted venues, were closed with the exception of the slot operations within NagaWorld. In December 2008, we established a relationship to place electronic gaming machines on a participation basis at NagaWorld hotel casino resort in the capital city of Phnom Penh.  NagaWorld operates under an exclusive casino license in Phnom Penh and our operations within NagaWorld are now our only operations in Cambodia.

During the fiscal year ended December 2009, we placed 440 gaming machine seats in prime locations of NagaWorld’s casino resort pursuant to three contracts between us and NagaWorld.  On December 30, 2009, we entered into another contract with NagaWorld entitled Machines Operation and Participation Consolidation Agreement (the “Consolidation Agreement”).   The Consolidation Agreement (a) provides for our right to exercise an option granted by NagaWorld pursuant to an option deed dated July 25, 2009 to place an additional 200 electronic gaming machines on a participation basis at NagaWorld’s casino resort; and (b) with effect from the date of the Consolidation Agreement, supersedes and replaces the terms of the existing operation of 440 electronic gaming machines at the NagaWorld Casino under the three previous agreements executed with NagaWorld dated December 13, 2008 (“December 08 Agreement”), June 15, 2009 (“June 09 Agreement”) and July 25, 2009 (“July 09 Agreement”) (collectively, the “Previous Agreements”) with new terms that aligned with the operation of the additional 200 machines.

Under the Previous Agreements: (i) we and NagaWorld would share the win per unit per day from the existing 440 machines and certain operating costs related to marketing and floor staff at a weighted average of 22.4% / 77.6% split, respectively; (ii) win per unit per day from only 200 out of 440 existing machines would be settled and distributed daily to us; and (iii) both the term of the December 08 Agreement and the June 09 Agreement would expire in the first quarter of 2014 while the term of the July 09 Agreement would expire at the end of the third quarter of 2014.

Pursuant to the terms of the Consolidation Agreement, we and NagaWorld will have joint control over the operation of the new total of 640 electronic gaming machines (comprising the 200 additional machines and the existing 440 machines placed and in operation pursuant to the Previous Agreements), including floor staff and respective audit rights. We and NagaWorld will share the win per unit per day from all the 640 machines and certain operating costs related to marketing and floor staff at a 25% / 75% split, respectively, (subject to Elixir Gaming’s entitlement to receive 100% of the win per unit per day from certain machines during a certain period of time as described below). Win per unit per day from all the 640 machines will be settled and distributed daily to us. The Consolidation Agreement is for a term of six years commencing March 1, 2010.

In consideration for the entering into the Consolidation Agreement by NagaWorld, we paid to NagaWorld a $1.38 million one-time non-refundable contract amendment fee and a commitment fee of $4.1 million. Both the one-time contract amendment fee and commitment fee were to be paid in three installments. The first 50% installment was due and paid by us on December 30, 2009, the second 25% installment was due and paid by us on January 15, 2010, and the third and final 25% installment was due and paid by us on January 28, 2010.

While we and NagaWorld will share the win per unit per day from the 640 machines at a 25% / 75% split, respectively, we will be entitled to 100% of the win per unit per day from the 200 existing machines placed under the July 09 Agreement until we have received a total accumulated win per unit per day of $7.3 million from the said 200 machines and 100% of the win per unit per day from the additional machines until we have received a total accumulated win per unit per day of $5.47 million from the additional machines under the December 30, 2009 contract (representing the $4.1 million commitment fee plus our 25% share of the win per unit per day from the additional machines).

During the fiscal year ended December 31, 2009, we opened three new venues in the Philippines with a total of 344 gaming machine seats and closed one under-performing venue with a total of 172 gaming machine seats.  Gaming participation performance for our Philippines’ operations was negatively impacted during the second half of 2009 due to severe adverse weather, which included Tropical Storm Ondoy that struck the Philippines on Saturday, September 26, 2009 and resulted in flooding in areas including Metro-Manila.  Only two of our venues in operation suffered some water damage and the effect to our machines and equipment was minimal.    As a result, we recorded a flood damage loss of $83,052 during the fiscal year ended December 31, 2009, which represents the deductible for the insurance claims, and this has been separately presented as part of gaming participation operations in the consolidated statement of operations.  While our venues experienced only minor damage as a result of the storm, it took several weeks for our operations to gradually resume normal business activities in the affected areas.

We anticipate additional machine placements in 2010.  From December 31, 2009 to date, we have added 120 of the contracted 200 gaming machines at NagaWorld pursuant to the Consolidation Agreement dated December 30, 2009 and we expect to add the remaining 80 seats during the second quarter period of 2010.  In addition, we are actively pursuing potential new contracts in the Indo-China region, where there is gaming development and we can take an operator role.  However, total company-wide machine placements can fluctuate due to our strategic efforts to optimize average daily net wins.  In the event gaming machine performance at our contracted venues does not meet expectations, we may in this situation discuss with the relevant venue owner with a view to withdrawing all or a portion of our gaming machines from such venues for future redeployment in new or existing venues with better performance prospects.

Table Game Products

Table game products revenue increased $3,907,137 to $4,515,923 for the fiscal year ended December 31, 2009 compared to $608,786 in the prior year.  The increase was primarily a result of a large gaming chip order to a new casino in Macau during the three-month period ended June 30, 2009 and greater reorder contracts from existing customers.

Gross profit on gaming chip products increased $1,834,391 to $1,965,199 for the fiscal year ended December 31, 2009 compared to a gross profit of $130,808 in the prior year due to increased revenue and volume in our RFID gaming chips including in improved production efficiencies.

Non-Gaming Products

Non-gaming products revenue, which consists of automotive tooling and parts, decreased $2,962,651 to $4,108,960 for the fiscal year ended December 31, 2009 compared to $7,071,611 in the prior year.  The decrease was related to sales reductions to our largest customer as they decreased their production for the year primarily as a result of the sudden decrease in demand for automotive parts as a result of the global economic crisis.  While the automotive parts industry has shown signs of stabilization, we believe it will remain volatile throughout 2010.

The gross loss from non-gaming sales increased $1,023,533 to a loss of $111,214 for the fiscal year ended December 31, 2009 compared to a gross profit of $912,319 in the prior year due to the reduction in sales orders from a major customer and the resulting loss of production efficiencies.

Operating Expenses

The following is a schedule showing expenses on a consolidated basis:

			Increase/(Decrease)
			from 2008 to 2009
	2009	2008	Dollar Amount	% Amount
Selling, general and administrative	$7,953,642	$14,807,772	$(6,854,130)	(46)%
Stock-based compensation expense	875,790	2,593,995	(1,718,205)	(66)%
Impairment of assets	14,686,523	2,118,660	12,567,863	593%
Flood damage losses	83,052	—	83,052	100%
Research and development	276,781	678,047	(401,266)	(59)%
Depreciation and amortization	1,036,661	1,063,728	(27,067)	(3)%
Restructuring charges	622,935	549,663	73,272	13%
Total	$25,535,384	$21,811,865	$3,723,519	17%

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $6,854,130 to $7,953,642 for the fiscal year ended December 31, 2009 compared to $14,807,772 in the prior year due to our cost reduction initiatives.  Salaries and wages expense declined $2.4 million as a result of headcount reductions and voluntary senior management pay reductions.  Legal expense and external consultancy and accounting fees declined $1.6 million due to greater reliance of related projects on in-house personnel.  Travel decreased by $1.0 million due to concerted efforts to reduce employee travel to the bare minimum. Rent, office supplies and other expenses decreased by $1.4 million due to various cost reduction initiatives. Bad debt expenses decreased $0.5 million.

Based on our cost reduction plans and current scale of operations, we anticipate selling, general and administrative expenses can be maintained in the approximate range of $1.6 to $1.8 million per quarter.

Stock-based Compensation Expense

Stock-based compensation expense decreased $1,718,205 to $875,790 for the fiscal year ended December 31, 2009 compared to $2,593,995 for the prior year primarily due to re-measurement of non-employee awards at fair market value and senior executives who have departed and their stock options forfeited.

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

We measure and test goodwill and intangible assets for impairment in accordance with ASC 350, Intangibles-Goodwill and Other, and ASC 360, Property, Plant, and Equipment, at least annually on December 31, or more often if there are indications of impairment.

During the fourth quarter of 2008, we phased out our gaming product manufacturing operations in China and recorded an impairment charge to the patent for automated shuffler technology of $695,743 based on the assets’ carrying value exceeding the projected cash flow at December 31, 2008.

Following the closure of the China manufacturing facility, we decided to exit the chip washer business after evaluating the market opportunities for this product. Due to lack of future demand, we determined the carrying value of related patents may not be recoverable. During the three-month period ended September 30, 2009, the Company recorded an impairment loss of $424,500, which relates to a write-down of an intangible asset associated with the chip washer patents.

The following table summarizes the impairment of goodwill and intangible assets:

			Increase/(Decrease)
			from 2008 to 2009
	2009	2008	Dollar Amount	% Amount
Patents	$424,500	$695,743	$(271,243)	(39)%
Total	$424,500	$695,743	$(271,243)	(39)%

Long-lived assets and definite-life intangible assets are reviewed for impairment quarterly or whenever events or circumstances indicate that the carrying amounts of assets may not be recoverable in accordance with ASC 360.  We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expect the assets to generate. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future which, in turn, could result in impairments of long-lived assets.

We recorded an impairment charge of $13.7 million for non-performing machines and the Philippine operations’ gaming assets for the year ended December 31, 2009. A substantial portion of the impairment represents the write-down of the carrying value to fair value of certain non-performing gaming machines in inventory for our current target markets or customers’ preferences. We identified approximately 500 machines as being non-performing based on an in-depth review of machine usability and future deployment plans. These non-performing machines are reflected under current assets as assets held for sale with a total fair value of $930,000. The impairment also included the write-down of our Philippine operations’ gaming assets based on the current carrying value of the machines in operation exceeding the expected cash flows generated from the Philippines operations.

In addition, we had a write-off of gaming assets $0.6 million relating to the closure of certain non-performing venues during the year.

The following table reflects the components of the impairment of assets included in the consolidated statement of operations:

US$ (millions)
Non performing gaming machines	$8.9
Philippine operations	4.8
13.7
Write-off of other gaming assets	0.6
Total impairment charges	$14.3

Research and Development Expenses

Research and development expenses decreased $401,266 to $276,781 for the fiscal year ended December 31, 2009 compared to $678,047 in the prior year as a result of the complete closure of our China table game product manufacturing facility and related support services in April 2009.

As a result of the sale to Shuffle Master of our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventory of such products pursuant to the Purchase and Settlement Agreement as set out above were written off.

Future research and development will be focused on potential gaming and/or non-gaming product enhancements.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $27,067 to $1,036,661 for the fiscal year ended December 31, 2009 compared to $1,063,728 in the prior year.  The decrease was a result of reduced depreciation expense from the closure of our United States office and our China table game product manufacturing facility.

Restructuring Charge

During the fiscal year ended December 31, 2009, as part of our cost reduction initiatives, we incurred restructuring charges of $622,935 for severance wages and benefits related to the termination of employees and vacated facility operating leases.  The amount represents contractual and other agreements with employees including a former executive, which only includes charges for termination benefits measured at the estimated fair value at the termination date and does not include charges for services yet to be rendered.  In 2008, we also incurred restructuring charges of $549,663 relating to the headcount reduction.

Other Income

			Increase/(Decrease)
			from 2008 to 2009
	2009	2008	Dollar Amount	% Amount
Interest expense and finance fees	$(536,805)	$(737,028)	$200,223	(27)%
Interest income	85,273	706,552	(621,279)	(88)%
(Loss)/gain on dispositions of assets	(106,711)	89,324	(196,035)	(219)%
Foreign currency (losses)/gains	(89,533)	252,568	(342,101)	(135)%
Legal settlement gain	655,506	—	655,506	100%
Others	368,424	291,275	77,149	26%
Total other income	$376,154	$602,691	$(226,537)	(38)%

Interest Expense and Finance Fees

Interest expense and finance fees decreased $200,223 to $536,805 for the fiscal year ended December 31, 2009 compared to $737,028 in the prior year principally due to lower debt levels and the reduced interest rate on the Elixir International notes.  In April 2008, we signed a note agreement for $15.0 million with Elixir International accruing 8% interest and, in November 2008, the agreement was amended and the interest rate was reduced to 5%.

Interest Income

Interest income decreased $621,279 to $85,273 for the fiscal year ended December 31, 2009 compared to $706,552 in the prior year as a result of the decrease in cash and cash equivalents held in overnight money market accounts and the general decrease in interest rates.  Cash in bank decreased by $10.3 million to $4.2 million from December 31, 2008 to December 31, 2009, respectively, mainly due to payments for the expansion of our operations at NagaWorld, gaming machine purchases, repayment of notes payable and operating expenses.

We received funding from the private placement of common stock in the fourth quarter of 2007 and, as a result, the average cash position was significantly higher in 2008 and depleted over the years ending December 31, 2008 and 2009.  The average cash holdings per month were higher during the fiscal year ended December 31, 2008 compared to the fiscal year ended December 31, 2009.

Foreign Currency Transactions

Foreign currency losses increased $342,101 to losses of $89,533 for the fiscal year ended December 31, 2009 compared to gains of $252,568 for the prior year.  In the fiscal year ended December 31, 2009, the losses resulted from the appreciating value of U.S. dollar denominated payables for our Philippine operations. In the fiscal year ended December 31, 2008, our Philippine operations recorded foreign currency transaction gains mainly due to settlement of U.S. dollar denominated payables as a result of the appreciating value of the Philippine peso during the first quarter of 2008.

Legal Settlement Gains

We recorded a settlement gain of $655,506 from the Purton litigation during the three-month period ended June 30, 2009.  On June 17, 2009, we entered into a deed of release with William Purton and the other plaintiffs over which he had control for the settlement of all legal claims, disputes and proceedings between the parties.

Others

Other income increased $77,149 to $368,424  for the fiscal year ended December 31, 2009 compared to $291,275 in the prior year primarily resulting from the write-off of unclaimed debtor’s credit balance from prior years.

Income Tax Provision

Our effective tax rate for the fiscal year ended December 31, 2009 was approximately (1.9)% which was significantly lower than the federal statutory rate primarily due to the valuation allowance against the Company’s deferred tax assets.  We continue to review the tax losses and income generated in the future by our foreign subsidiaries to minimize taxation implication/costs.

			Increase/(Decrease)
			from 2008 to 2009
			Dollar	%
	2009	2008	Amount	Amount
Income tax (expense)/ benefit	$(486,806)	$209,322	$(696,128)	(333)%

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

We began paying our monthly installments of approximately $530,000 under the New Note on January 1, 2009 and paid or settled six installments during the six-month period ended June 30, 2009.  As at June 30, 2009, the then unpaid principal balance under the New Note was approximately $9.2 million (the “Outstanding Principal”). On July 24, 2009, with the objective of improving our financial flexibility to enable us to capitalize on potential growth and investment opportunities such as expansion of slot machine placements and operation of new venues, at our request, Elixir International entered into an Amendment No. 2 to the Trade Credit Facility Agreement and Related Note with us (the “Second Facility Amendment Agreement”).  Pursuant to the Second Facility Amendment Agreement, Elixir International agreed to restructure the payment schedule of the Outstanding Principal. Under the revised payment schedule, we are not required to make any repayments of principal or interest under the Facility Agreement until July 1, 2010 provided that interest at the rate of 5% continues to accrue on the Outstanding Principal balance. The repayment of the Outstanding Principal balance and interest accrued thereon shall be repaid in 18 equal monthly installments commencing on July 1, 2010.

As of December 31, 2009, we had total cash and cash equivalents of $4.2 million and a working capital balance of $7.4 million.  Our working capital was positively impacted by the repayment deferral of principal and interest on the Trade Credit Facility until July 2010 and the completion of the sale of our deckchecker and card shuffler related intellectual property and remaining inventory in April 2009 for $2.8 million.  However, working capital was negatively impacted by the repayment of six monthly installments during the January to June 2009 time period under the New Note due to Elixir International and the contractual payments made to NagaWorld.  In accordance with our contract dated July 25, 2009 with NagaWorld, we paid a commitment fee to NagaWorld of $5.8 million on August 3, 2009.  As of December 31, 2009, we had recouped $3.1 million of this commitment fee.  In accordance with our contract dated December 30, 2009 with NagaWorld, we paid NagaWorld a total of $2.7 million, which was the first installment or 50% of the total fees under the contract for both a one-time non-refundable contract amendment fee in the amount of $0.7 million and a commitment fee in the amount of $2.0 million on December 30, 2009.

Subsequent to December 31, 2009, our working capital has been negatively affected by payment of the remaining installments or 50% of the total fees under the contract dated December 30, 2009 with NagaWorld, which totaled $2.7 million.  The $2.7 million payment included the remaining two installments of both the one-time non-refundable contract amendment fee which totaled $0.7 million and the commitment fee which totaled $2.0 million during January 2010.  Working capital was also negatively impacted by the purchase of gaming machines for our expansion at NagaWorld under the contract dated December 30, 2009.  Our working capital has been positively affected by the cash received from our operations at NagaWorld.

During 2010, we expect to purchase additional gaming machines to supplement existing inventory and source future targeted deployment plans. Given our current and projected future cash flow generation capabilities from our operations at NagaWorld (including the recoupment of commitment fees paid and our share of net wins from our machine installed base at NagaWorld), the state of the previously-owned gaming machine market, and our strong relationships with gaming equipment manufacturers, we anticipate funding our 2010 gaming machine purchases for our existing project pipeline from cash on hand and expected net cash flow from operations.  Based on our existing growth plans, we anticipate capital expenditures will be approximately $3 to $5 million for 2010.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our working capital needs to support ongoing future operations, based on:

•                          under the Second Facility Amendment Agreement dated July 24, 2009 to the Trade Credit Facility, which became effective July 1, 2009, we can defer the repayment of principal and interest payments on the outstanding principal balance until July 2010 providing cash flow benefits to us by reducing cash outlays to approximately $1.6 million per quarter until July 2010 and improved financial flexibility to enable us to pursue growth opportunities in our core electronic gaming machine participation business;

•                          our extensive cost cutting measures, which involved, among other initiatives, the closure of our China factory and Macau office and significant reductions in traveling and entertainment expenses and based on our current quarterly run-rate, should enable us to contain annualized selling, general and administrative cash expenses to approximately $6.4 to $7.2 million, a decline of 5% to 16% compared to 2009 levels;

•                          our ability to collect on a daily basis 100% of the win per unit from NagaWorld for both the additional 200 gaming machines under our contract dated July 25, 2009 until such time as the commitment fee of $5.84 million plus Elixir Gaming’s 25% share of the win per day on these machines are recouped; and the gaming machines under our contract dated December 30, 2009 until such time as the commitment fee of $4.1 million plus Elixir Gaming’s 25% share of the win per day on these machines are recouped; and

•                          our assumption that we will be successful in our endeavors to ramp up the revenue base by focusing our placements of gaming machines in strong performing venues and plans to provide value-added services, such as promotion and marketing advisory services, to certain venues with a goal to improving net win per machine.

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

Cash Flow Summaries

	2009	2008	Increase/(Decrease) from 2008 to 2009
Cash provided by/ (used in):
Operations	$(6,955,397)	$(30,096,613)	$(23,141,216)
Investing	(761,004)	(19,999,590)	(19,238,586)
Financing	(3,184,202)	(3,440,858)	(256,656)
Effect of exchange rate changes on cash	585,910	(245,326)	(831,236)
Net change	$(10,314,693)	$(53,782,387)	$(43,467,694)

Operations

Cash used in operations decreased $23,141,216 to $6,955,397 for the fiscal year ended December 31, 2009 compared to $30,096,613 in the prior year as a result of the decrease in our net loss (after giving affect to non-cash charges which primarily included depreciation of gaming machines and impairment of gaming machines assets).  In addition, the decrease in cash used in operating activities as compared with the prior year was due to a significant increase in working capital in 2008 which primarily related from the settlement of related party payable balance in 2008.  Cash used in operations included prepaid commitment fees and the one-time contract amendment fee paid to NagaWorld.

Investing

Cash used in investing activities decreased $19,238,586 to $761,004 for the fiscal year ended December 31, 2009 compared to $19,999,590 in the prior year as a result of significant reductions in the purchase of electronic gaming machines and property, plant and equipment and the sale of assets to Shuffle Master during the fiscal year ended December 31, 2009.  We purchased electronic gaming machines and property, plant and equipment in the net amount of $3.7 million in the fiscal year ended December 31, 2009 compared to $20.1 million in the fiscal year ended December 31, 2008.

Financing

Cash used in financing activities decreased $256,656 to $3,184,202 for the fiscal year ended December 31, 2009 compared to $3,440,858 in the prior year as a result of the reduction in repayments of leases as the principal balances were fully paid off in early 2008.

Financial Condition

	2009	2008	Increase/(Decrease) from 2008 to 2009
Total assets	$48,456,510	$76,413,722	$(27,957,212)
Total liabilities	15,049,165	18,930,387	3,881,222
Total stockholders’ equity	$33,407,345	$57,483,335	$(24,075,990)

Changes from December 31, 2009 to December 31, 2008 are due to the following:

•                  Cash decreased $10.3 million primarily due to the payment of commitment fees and the one-time contract amendment fee to NagaWorld as well as notes repayment to Elixir International Inc.

•                  Gaming equipment and systems, net of depreciation, decreased $21.8 million primarily due to the write-down of gaming assets and depreciation charges for the fiscal year ended December 31, 2009.

•                  The increase in receivables during the same period was attributable to revenue growth from the participation business and an increase in sales of gaming chips.

•                  As of December 31, 2009, the allowance for doubtful accounts decreased as a result of the write-off of uncollectible receivables and the related allowance for doubtful account balances.

•                  Inventory decreased due to lower production as a result of lower market demand for automotive parts and the closure of the China manufacturing facility.

•                  Deposits and other assets decreased mainly due to the refund of deposits used in our venue operations in Cambodia and the additional allowance provided on the sales tax receivable.

•                  Stockholders’ equity decreased primarily as a result of operating losses incurred during the fiscal year ended December 31, 2009.

Contractual Cash Obligations and Off Balance Sheet Arrangements

Our contractual cash obligations under debt agreements, capital leases and operating leases including interest payments, for the next five years as of December 31, 2009 are as follows:

		Payments Due by Period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Debt agreements	$9,621,999	$3,127,657	$6,494,342	$—	$—
Capital leases	601,238	187,637	413,601	—	—
Operating leases	2,368,734	669,655	1,128,805	570,274	—
Interest expense	516,239	268,009	248,230	—	—
Total	$13,108,210	$4,252,958	$8,284,978	$570,274	$—

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

We adopted ASC 350, Intangible-Goodwill and Other, whereby goodwill is no longer amortized but is subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, customer relationships and trademarks will continue to be amortized over their useful lives.

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

Inventory

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less.  If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions.  Our inventories totaled $0.6 million and $1.1 million at December 31, 2009 and 2008, respectively, after giving effect to inventory provisions.

Gaming Equipment and Systems

Gaming equipment and systems are stated at cost.  We depreciate electronic gaming machines and systems purchased new over a five-year useful life and electronic gaming machines and systems purchased used over a three-year useful life to a minimal salvage value, once placed in service.

Property and Equipment

We are also required to estimate salvage values and useful lives for our property and equipment, including electronic gaming machines.  Trends in market demand and technological obsolescence may require us to record impairment charges.  No impairments to property and equipment were recorded in 2009.

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

Commitment fees paid to the venue operator where the agreement stipulates that the fees will be recovered from the daily net win sharing are capitalized as assets. As required by ASC 605-50, Customer Payments and Incentives, the cash consideration received for the portion of net winnings relating to the commitment fees is amortized as a reduction of revenue if the expected benefit from commitment fees cannot be separately identified or reasonably estimated. We had prepaid commitment fees $4,838,151 and $NIL as of December 31, 2009 and 2008, respectively.

Commitment fees paid to the venue operators relating to contract amendments are also capitalized as assets and amortized as a reduction of revenue fee over the term of the amended contracts. We had contract amendment fees of $687,500 and NIL as of December 31, 2009 and 2008, respectively.

Gaming and Non-Gaming Product Sales

We recognize revenue from the sale of our products to end users based on shipments against customer contracts or purchase orders.  Revenue from shuffler rentals, which were sold to Shuffle Master in April 2009, was recorded at the first of each month in accordance with rental contract terms.  We completed our transition to outsourcing all future sales to third-party distributors during the fourth quarter 2007 and, thereafter, no longer recorded rentals on our table game products.

We recognize revenue from our sales to independent distributors based on shipments against distributor contracts or purchase orders.  We recognize revenue on consignment inventory when ownership of the product and title passes to the distributor which occurs when the distributor uses the product in its service organization or sells to an end user.

The maintenance components that are part of long-term sales contracts are recorded as deferred revenue and amortized over the remaining lives of the sales agreements after the initial 90-day warranty as required by the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  We provide for estimated warranty repair costs associated with sales contracts.  Although there are no extended warranties offered for our products, we provide for maintenance contracts that are billed and recognized on a monthly basis.  As noted above, future sales will be through our third-party distributors and we will no longer directly offer long-term sales contracts or service to customers. Therefore, as of December 31, 2009, we had no remaining obligations to perform maintenance on gaming and non-gaming products sold to end users.

Stock-Based Compensation

We adopted ASC 718, Compensation-Stock Compensation, to account for all stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. Under the fair value recognition provisions of ASC 718, for stock-based compensation accrued to employees and non employee directors, we recognize stock-based compensation expense for all service-based awards with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, we remeasure compensation cost each period until the service condition is complete and recognize compensation cost on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions can materially affect fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding.  Stock-based compensation expense totaled $875,790 and $2,593,995 for the fiscal years ended December 31, 2009 and 2008, respectively, and is included in selling, general and administrative expense in the consolidated statements of operations.

Income Taxes

We are subject to income taxes in the United States (including federal and state) and several foreign jurisdictions in which we operate.  Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  ASC 740, Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent it is believed a portion will not be realized in the future.  Many factors are considered when assessing the likelihood of future realizations of deferred tax assets, including recent cumulative earnings experience and expectations of future taxable income by the appropriate taxing jurisdiction, the carry-forward periods available for tax reporting purposes, and other relevant factors.

Significant judgment is required in evaluating tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  Effective January 1, 2007, we adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement.  Many factors are considered when evaluating and estimating tax positions and tax benefits which may require periodic adjustments and which may not accurately anticipate actual outcomes.

We are subject to income tax examination by tax authorities in jurisdictions in which we operate. There are currently no income tax returns under examination by the Internal Revenue Service or any other major tax authorities.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative U.S. generally accepted accounting principles (GAAP) in one comprehensive set of guidances organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).

In April 2009, the FASB amended ASC 820, Fair Value Measurements and Disclosures, in which, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with ASC 820.  We adopted this amendment and there were no material impacts on the financial position, results of operations or cash flows.

In April 2009, the FASB amended ASC 825, Financial Instruments, and ASC 270, Interim Reporting. The amendment requires an entity to provide disclosures about fair value of financial instruments in interim financial information. This amendment is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009. We adopted this amendment and there were no impacts on the financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855, Subsequent Events.  This Standard sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. We adopted this statement and there were no impacts on the financial position, results of operations or cash flows.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.                    Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Elixir Gaming Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Elixir Gaming Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elixir Gaming Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles..

/s/ERNST & YOUNG

Hong Kong SAR

March 30, 2010

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	As of December 31
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,189,740	$14,504,433
Accounts receivable, trade, net	2,670,056	1,336,261
Due from a related party	12,286	531,109
Other receivables	194,812	78,082
Inventories	621,074	1,096,046
Assets held for sale	930,000	—
Prepaid commitment fees	4,838,151	—
Deferred tax assets	89,789	—
Prepaid expenses and other current assets	770,125	1,299,487
Total current assets	14,316,033	18,845,418

Accounts receivable, trade, net of current portion	105,689	—
Gaming equipment and systems, net	26,506,966	48,351,545
Property and equipment, net	3,322,092	3,724,467
Prepaids, deposits and other assets	407,824	1,284,679
Intangible assets, net	3,026,196	4,123,403
Goodwill	84,210	84,210
Contract amendment fee	687,500	—
Total assets	$48,456,510	$76,413,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,125,204	$806,538
Amount due to a related party	45,558	27,672
Accrued expenses	2,325,030	2,712,758
Short-term debt	—	29,372
Notes payable to a related party, current portion	3,127,657	5,884,049
Capital lease obligations, current portion	187,637	269,371
Customer deposits and others	77,962	1,525,569
Total current liabilities	6,889,048	11,255,329

Notes payable to a related party, net of current portion	6,265,247	6,185,088
Capital lease obligations, net of current portion	413,601	468,424
Other liabilities	603,913	525,986
Deferred tax liabilities	877,356	495,560
Total liabilities	15,049,165	18,930,387

Stockholders’ equity:
Common stock, $.001 par value, 300,000,000 shares authorized; 114,956,667 shares issued and outstanding	114,958	114,958
Additional paid-in-capital	414,863,618	413,987,828
Accumulated other comprehensive loss	(645,124)	(2,107,842)
Accumulated deficit	(380,926,107)	(354,511,609)
Total stockholders’ equity	33,407,345	57,483,335
Total liabilities and stockholders’ equity	$48,456,510	$76,413,722

The notes to consolidated financial statements are an integral part of these consolidated statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008
Revenues:
Gaming machine participation	$6,997,776	$3,433,096
Table game products
Related party	3,240,742	396,762
Third parties	1,275,181	212,024
	4,515,923	608,786
Non-gaming products	4,108,960	7,071,611
	15,622,659	11,113,493

Operating costs and expenses:
Cost of gaming machine participation
Machine depreciation	10,054,265	8,292,582
Other operating costs	1,051,161	778,857
Cost of table game products	2,550,724	477,978
Cost of non-gaming products	4,220,174	6,159,292
Selling, general and administrative	8,829,432	17,401,767
Impairment of assets
Gaming equipment and systems	14,262,023	—
Intangibles and others	424,500	2,118,660
Flood damage losses	83,052	—
Research and development	276,781	678,047
Depreciation and amortization	1,036,661	1,063,728
Restructuring charges	622,935	549,663
Total operating costs and expense	43,411,708	37,520,574

Loss from operations	(27,789,049)	(26,407,081)

Other income:
Interest expense and finance fees	(536,805)	(737,028)
Interest income	85,273	706,552
Foreign currency (losses)/gains	(89,533)	252,568
(Loss)/gain on dispositions of assets	(106,711)	89,324
Legal settlement gain	655,506	—
Other	368,424	291,275
Total other income	376,154	602,691

Loss before income tax and discontinued operations	(27,412,895)	(25,804,390)

Income tax (expense)/benefit	(486,806)	209,322

Net loss from continuing operations	(27,899,701)	(25,595,068)
Net profit/(loss) from discontinued operations, net of tax	1,540,251	(1,360,128)

Net loss	$(26,359,450)	$(26,955,196)
Loss per share:
Loss from continuing operations	(0.24)	(0.22)
Income/(loss) from discontinued operations	0.01	(0.01)
Basic and diluted loss per share	$(0.23)	$(0.23)

The notes to consolidated financial statements are an integral part of these consolidated statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2009 and 2008

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Dollars	Capital	Deficit	Income/(Loss)	Total
Balances, January 1, 2008	114,914,930	$114,916	$411,323,072	$(327,556,413)	$406,358	$84,287,933

Comprehensive loss
Net Loss				(26,955,196)		(26,955,196)
Other Comprehensive loss, net of tax
Unrealized actuarial loss					(8,995)	(8,995)
Foreign currency translation					(2,505,205)	(2,505,205)
Other comprehensive loss					(2,514,200)
Comprehensive loss						(29,469,396)
Exercise of employee options	41,737	42	70,761			70,803
Stock based compensation			2,593,995			2,593,995

Balances, December 31, 2008	114,956,667	$114,958	$413,987,828	$(354,511,609)	$(2,107,842)	$57,483,335

Balances, January 1, 2009	114,956,667	114,958	413,987,828	(354,511,609)	(2,107,842)	57,483,335
Comprehensive income
Net loss				(26,359,450)		(26,359,450)
Other comprehensive income, net of tax
Unrealized actuarial gain					17,132	17,132
Foreign currency translation				(55,048)	1,445,586	1,390,538
Other comprehensive income					1,462,718
Comprehensive loss						(24,951,780)
Stock based compensation			875,790			875,790

Balances, December 31, 2009	144,956,667	$114,958	$414,863,618	$(380,926,107)	$(645,124)	$33,407,345

The notes to consolidated financial statements are an integral part of these consolidated statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31
	2009	2008
Cash flows used in operating activities:
Net loss	$(26,359,450)	$(26,955,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangibles and others	424,500	2,118,660
Impairment of gaming equipment and systems	14,262,023	—
Income tax expense/(benefit)	486,806	(209,322)
Foreign currency losses/(gains)	87,685	(252,554)
Depreciation of gaming machines and systems and property and equipment	10,931,773	9,087,606
Amortization of intangible assets	477,705	667,175
Amortization of prepaid sales commissions	—	29,971
Stock-based compensation	875,790	2,593,995
Provision for obsolete inventory	—	447,894
Provision for bad debt expenses, net of recoveries	(251,010)	887,650
Provision for tax receivables	594,224	(345,058)
Loss/(gain) on disposal of assets	106,711	(89,324)
Provision for pension/ retirement benefits	9,235	—
Flood damage losses	83,052	—
Restructuring charges	38,525	—
Gain on sale of shuffler business	(1,962,016)	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(392,811)	(71,893)
Inventories	70,392	863
Customer deposits and others	(1,311,185)	—
Prepaid expenses and other current assets	151,336	(431,662)
Prepaids, deposits and other assets	479,548	(726,969)
Contract amendment fee	(687,500)	—
Prepaid commitment fees	(4,838,151)	—
Accounts payable	123,074	(804,690)
Amount due to related parties	91,378	(15,079,627)
Accrued expenses and other liabilities	(447,031)	(964,132)
Net cash used in operating activities	(6,955,397)	(30,096,613)

Cash flows used in investing activities:
Sale of shuffler business	2,800,000	—
Acquisition of gaming equipment and systems	(3,450,010)	(18,798,273)
Acquisition of plant and equipment	(204,627)	(1,351,726)
Proceeds from disposition of property and equipment	93,633	150,409
Net cash used in investing activities	(761,004)	(19,999,590)
Cash flows used in financing activities:
Proceeds from exercise of options	—	70,803
Repayment of short-term debt and leases	(278,875)	(543,426)
Repayment of notes payable	(2,905,327)	(2,968,235)
Net cash used in financing activities	(3,184,202)	(3,440,858)
Effect of exchange rate changes on cash	585,910	(245,326)
Decrease in cash and cash equivalents	(10,314,693)	(53,782,387)
Cash and cash equivalents at beginning of year	14,504,433	68,286,820
Cash and cash equivalents at end of year	$4,189,740	$14,504,433
Supplemental cash flow information:
Cash paid for interest	$335,550	$461,181
Cash paid for taxes	$—	$6,144
Non-cash investing and operating activities:
Electronic gaming machines returned to related party as reversal of payables	$—	$(13,915,499)

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

Principles of Consolidation

These consolidated financial statements include the accounts of Elixir Gaming Technologies, Inc. and all its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

All highly liquid instruments with original maturities of three months or less are considered cash equivalents.  The Company places its cash and temporary investments with financial institutions.  At December 31, 2009, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by $3.94 million.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at face value less any allowances for doubtful accounts.  Allowances for doubtful accounts are maintained at levels determined by Company management to adequately provide for uncollectible amounts.  In determining the estimated uncollected amounts, the Company evaluates a combination of factors, including, but not limited to, activity in the related market, financial condition of customers, specific customer collection experience and history of write-offs and collections.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Cost elements included in work-in-process and finished goods include raw materials, direct labor, and manufacturing overheads.  The Company reviews inventory quantities regularly and records charges for excess and obsolete products.  Inventory provisions of $NIL and $447,894 were recorded in cost of table game products in the consolidated statements of operations for the fiscal years ended December 31, 2009 and 2008, respectively.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360, Property, Plan and Equipment.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition.  If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.  The Company recorded an impairment charge of $14.3 million during the year ended December 31, 2009 relating to non-performing electronic gaming machines and systems, and Philippine operation gaming assets.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid value-added taxes in foreign countries, sales tax in dispute, restricted cash for treasury operations and deposits related to gaming machine orders.  The Company has restricted deposits in the amount of $100,000 at December 31, 2009 and 2008, in the form of a certificate of deposit as security on a lease.  This certificate of deposit has been recorded in deposits and other assets in the consolidated balance sheets.  The restriction will be removed in February 2012 upon termination of the lease.  The Company had restricted deposits of $NIL at December 31, 2009 compared to $310,557 at December 31, 2008, which were restricted for use in treasury management in Cambodia venues.  The amount which was recorded in deposits and other assets in the consolidated balance sheet was released in February 2009 due to the closure of certain Cambodia venues.

Consignment Inventory

At December 31, 2009, the Company had consignment inventory of service supplies and parts of $NIL (2008: $235,318). Revenue is not recognized, and the title to the inventory remains with the Company, until ownership of a product and title passes to the distributor, which occurs upon the distributor’s use of the products or sales to third-party customers.

Electronic Gaming Machines and Systems

Electronic gaming machines (EGMs) and systems are stated at cost.  The Company depreciates EGMs and systems purchased new over a five-year useful life and electronic gaming machine and systems purchased used over a three-year useful life to a minimal salvage value, once placed in service.  Depreciation of EGMs and systems of $10,054,265 and $8,292,582 were included in cost of gaming machine participation in the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively.

Property and Equipment

Property and equipment and equipment rented to customers are stated at cost (Note 7). Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be 3 to 5 years.  Leasehold improvements are depreciated over the shorter of the useful life or the lease term including the renewal period so long as renewal is intended.  Depreciation of property and equipment of $816,888 and $712,027 are included in the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively.

Goodwill and Intangible Assets

Goodwill primarily resulted from a business combination. The Company adopted ASC 350, Intangibles-Goodwill and Other, effective January 1, 2002.  Under ASC 350, goodwill is no longer amortized but is subject to periodic impairment tests.

The Company measures and tests goodwill for impairment using the two-step approach under ASC 350, at least annually on December 31 or more often if there are indicators of impairment.  If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess.

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

The amortization expenses were $477,705 and $667,175 for the years ended December 31, 2009 and 2008, respectively.

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

Impairment expense relating to goodwill and intangible assets totaled $424,500, and $695,743 for the years ended December 31, 2009 and 2008, respectively.

Litigation and Other Contingencies

The Company is involved in various legal matters, litigation and claims of various types in the ordinary course of its business operations.  The Company has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies.  The status of significant claims is summarized in Note 19.

ASC 450, Contingencies, requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred and that the amount can be reasonably estimated.  Significant management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict.  For a contingency where an unfavorable outcome is reasonably possible and which is significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss.

Revenue Recognition

The Company recognizes revenue when all of the following have been satisfied:

•                  persuasive evidence of an arrangement exists;

•                  the price to the customer is fixed and determinable;

•                  delivery has occurred and any acceptance terms have been fulfilled;

•                  no significant contractual obligations remain; and

•                  collection is reasonably assured.

Participation Revenue

The Company earns recurring revenue by providing customers with electronic gaming machines and casino management systems which track game performance and provide statistic on installed electronic gaming machines owned by the Company and leased to venue owners. Revenues are recognized on the contractual terms of the participation agreements between the Company and the venue owners and are based on the Company’s share of net winnings.

Commitment fees paid to the venue operator where the agreement stipulates that the fees will be recovered from the daily net win sharing are capitalized as assets. As required by ASC 605-50, Customer Payments and Incentives, the cash consideration received for the portion of net winnings relating to the commitment fees is amortized as a reduction of revenue if the expected benefit from commitment fees cannot be separately identified or reasonably estimated. The Company had prepaid commitment fees $4,838,151 and $NIL as of December 31, 2009 and 2008, respectively.

Commitment fees paid to the venue operators relating to contract amendments are also capitalized as assets and amortized as a reduction of revenue fee over the term of the amended contracts. The Company had contract amendment fees of $687,500 and NIL as of December 31, 2009 and 2008, respectively.

Gaming and Non-Gaming Product Sales

The Company recognizes revenue from the sale of its products to end users upon shipment against customer contracts or purchase orders.  Revenue from shuffler rentals is recorded at the first of each month in accordance with rental contract terms.

The Company recognizes revenue from its sales to independent distributors upon shipment to the distributors against distributor contracts or product purchase orders.  The Company recognizes revenue on consignment inventory when ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the product in its service organization or to an end user.

The maintenance components that are part of long-term sales contracts are recorded as deferred revenue and are amortized over the remaining life of the sales agreement after the initial 90-day warranty as required by ASC 605-25, Multiple-Element Arrangements.  The Company provides for estimated warranty repair costs associated with sales contracts.  Although there are no extended warranties offered for its products, the Company provides for maintenance contracts that are billed and recognized on a monthly basis.  As noted above, the Company’s future sales were through its third-party distributors and it no longer offers long-term sales contracts or service to customers.  Therefore, as of December 31, 2009, the Company had no remaining obligations to perform maintenance on gaming and non-gaming products sold to end users.

Advertising Expense

The cost of advertising is charged to expense as incurred.  The cost of advertising was $72,926 and $114,009 for the years ended December 31, 2009 and 2008, respectively.

Stock-Based Compensation

The Company adopted ASC 718, Compensation-Stock Compensation, to account for all stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition.  Under the fair value recognition provisions of ASC 718, for stock-based compensation accrued to employees and non employee directors, the Company recognizes stock-based compensation expense for all service-based awards with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions can materially affect the fair value estimates.  Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding.  See Note 13 for additional information regarding these assumptions.

Stock-based compensation expense totaled $875,790 and $2,593,995 for the years ended December 31, 2009 and 2008, respectively, and is included in selling, general and administrative expense in the consolidated statements of operations.

Research and Development

Research and development costs are charged to expense as incurred.  Employee related costs associated with product development are included in research and development costs. The Company incurred $276,781 and $678,047 for the years ended December 31, 2009 and 2008, respectively.

Income Taxes

The Company is subject to income taxes in the U.S. (including federal and state) and several foreign jurisdictions in which it operates.  Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  ASC 740, Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent the Company believes a portion will not be realized.  The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors.

The Company accounts for uncertain tax positions in accordance with ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

Fair Value Measurements

Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard establishes a fair value hierarchy based on three levels of input, of which the first two are considered observable and the last unobservable.

•                  Level 1 — Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

•                  Level 2 — Input, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

•                  Level 3 — Unobservable input, where there is little or no market activity for the asset or liability. This input reflects the reporting entity’s own assumptions of the data that participants would use in pricing the asset or liability, based on the best information available under the circumstances.

At December 31, 2009 cash and cash equivalents included $556,277  in bank deposits, which are reported at fair value.  The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

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

In December 2007, the FASB issued ASC 805, Business Combinations, which expands on the required disclosures, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. ASC 805 also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. ASC 805 is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The Company adopted this statement as of January 1, 2009 and the adoption has had no impact to the consolidated financial statements.

In February 2008, the FASB amended ASC 820, Fair Value Measurements and Disclosures, which deferred the effective date of ASC 820 for one year for certain non-financial assets and non-financial liabilities. The Company adopted this statement as of January 1, 2009 and the adoption has had no impact on the Company’s financial position and results of operations.

In April 2009, the FASB amended ASC 820, in which, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FASB ASC 820. The Company adopted this amendment and there was no material impact on the financial position, results of operations or cash flows.

In April 2009, the FASB amended ASC 825, Financial Instruments, and ASC 270, Interim Reporting. The amendment requires an entity to provide disclosures about fair value of financial instruments in interim financial information. This amendment is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009. The Company adopted this amendment and there was no impact on the financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855, Subsequent Events.  This Standard sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this statement and there was no impact on the financial position, results of operations or cash flows.

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

	Year Ended December 31
	2009	2008
Revenues:
Gaming machine participation operations	$6,997,776	$3,433,096
Table game product operations	4,515,923	608,786
Non-gaming product operations	4,108,960	7,071,611
Total revenues	$15,622,659	$11,113,493

Profit/(loss) from operations:
Gaming machine participation operations	$(4,107,650)	$(5,638,343)
Table game product operations	1,965,199	130,808
Non-gaming product operations	(111,214)	912,319
Corporate and other operating costs and expenses	(25,535,384)	(21,811,865)
Total operating loss	$(27,789,049)	$(26,407,081)

Identifiable assets:
Gaming machine participation operations	$34,881,415	$54,923,865
Table game product operations	4,515,285	5,981,913
Non-gaming product operations	5,269,163	4,873,469
Corporate	3,790,647	10,634,475
Total identifiable assets	$48,456,510	$76,413,722

Goodwill:
Gaming machine participation operations	$—	$—
Table game product operations	84,210	84,210
Non-gaming product operations	—	—
Corporate	—	—
Total goodwill	$84,210	$84,210

Capital expenditures:
Gaming machine participation operations	$3,450,010	$32,713,772
Table game product operations	62,021	21,347
Non-gaming product operations	6,722	42,030
Corporate	135,884	1,288,349
Total capital expenditures	$3,654,637	$34,065,498

Depreciation and amortization:
Gaming machine participation operations	$10,054,265	$8,292,582
Table game product operations	728,167	732,969
Non-gaming product operations	130,145	270,327
Corporate	436,281	375,906
Total depreciation and amortization(1)	$11,348,858	$9,671,784

Interest expenses:
Gaming machine participation operations	$473,449	$652,593
Table game product operations	—	—
Non-gaming product operations	62,571	78,778
Corporate	785	5,657
Total interest expenses	$536,805	$737,028

Income taxes (expense)/benefit:
Gaming machine participation operations	$(131,755)	$112,602
Table game product operations	(355,051)	—
Non-gaming product operations	—	96,720
Corporate	—	—
Total income tax expenses	$(486,806)	$209,320

(1)         Includes $10,312,220 and $8,609,710 for the fiscal years ended December 31, 2009 and 2008, respectively, which were reported in the respective cost of operations in the consolidated statements of operations (see Note 1).

Geographic segment revenues for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31
	2009	2008
Cambodia	$3,911,572	$1,178,846
Macau	3,654,554	418,318
Philippines	3,086,204	2,259,338
Other Asian Countries	281,827	403,053
Australia	4,403,717	6,823,927
Europe	139,859	—
Others	144,926	30,011
	$15,622,659	$11,113,493

During the year ended December 31, 2009, one customer represented 45% of total gaming machine participation revenue; one customer represented 66% of total table game products sales; and one customer represented 30% of total non-gaming product sales.

Long-lived assets and goodwill identified by geographic segments are as follows:

	Year Ended December 31
	2009	2008
Cambodia	$11,150,105	$28,349,335
Philippines	15,851,402	20,706,455
Other Asian Countries	640,135	442,931
Australia	2,187,416	1,946,434
United States	3,110,406	4,838,470
	$32,939,464	$56,283,625

During the year ended December 31, 2009, approximately $7.6 million electronic gaming machines were transferred from Cambodia to Philippines for redeployment.

3.                          Inventories

Inventories at December 31, 2009 and 2008 consisted of the following:

	Year Ended December 31
	2009	2008
Raw materials	$369,301	$1,309,765
Work-in-progress	—	202,837
Finished goods	251,773	1,278,123
	621,074	2,790,725
Less: allowances and other reserves	—	(1,694,679)
	$621,074	$1,096,046

During the years ended December 31, 2009 and 2008, the Company recorded provisions for obsolete inventory of $NIL and $447,894, respectively. In 2009, the Company sold the shuffler business and closed down the China manufacturing facility which resulted in reductions in inventory balances and related allowances.

4.                          Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2009 and 2008 consisted of the following:

	December 31
	2009	2008
Prepaid taxes	$374,540	$276,042
Prepayments to suppliers	354,799	172,500
Deposits on gaming machine orders	31,270	740,209
Other	9,516	110,736
	$770,125	$1,299,487

5.                          Receivables

Receivables at December 31, 2009 and 2008 consisted of the following:

	December 31
	2009	2008
Trade accounts	$2,783,666	$2,259,864
Less: allowance for doubtful accounts	(7,921)	(923,603)
Net	$2,775,745	$1,336,261
Current portion	2,670,056	1,336,261
Non-current portion	$105,689	$—

Other receivables at December 31, 2009 and 2008 consisted of the following:

	December 31
	2009	2008
Contract sales and notes receivables	$7,800	$20,713
Expenses paid on behalf customers	67,736	—
Sale of office equipment	19,350	—
Other	99,926	57,369
Total	$194,812	$78,082

Changes in the allowance for doubtful accounts consisted of the following:

	2009	2008
Balance at January 1	$923,603	$176,666
Provision for bad debts	39,713	887,650
Recoveries	(290,723)	—
Write-offs	(664,672)	(140,713)
Balance at December 31	$7,921	$923,603

Bad debt expenses, net of recoveries for the years ended December 31, 2009 and 2008 were ($251,010) and $887,650, respectively, which were recorded in selling, general and administrative expenses in the consolidated statements of operations.

6.                          Gaming Equipment and Systems

The major categories of gaming equipment and systems and accumulated depreciation are presented below:

	Useful Life	December 31
	(years)	2009	2008
Electronic gaming machines	3-5	$39,730,296	$49,282,197
Systems	5	3,519,380	6,151,165
		43,249,676	55,433,362
Less: accumulated depreciation		(16,742,710)	(7,081,817)
		$26,506,966	$48,351,545

Depreciation expenses for the years ended December 31, 2009 and 2008 were $10,054,265 and $8,292,582, respectively, which were recorded in cost of gaming machine participation in the consolidated statements of operations.

The Company recorded an impairment charge of $13.7 million, relating to non-performing machines and the Philippines operations gaming assets, during the year ended December 31, 2009. In addition, the Company also had write-offs of gaming assets of $0.6 million relating to the closure of certain non-performing venues during the year. See Note 14 for additional Information.

7.                          Property and Equipment

Property and equipment consisted of the following at December 31, 2009 and 2008:

	Useful Life	December 31
	(years)	2009	2008
Equipment rented by customers	3 - 5	$—	$14,606
Vehicles, furniture, fixtures and equipment	3 - 5	6,348,896	5,789,631
Leasehold improvements	5	814,514	837,383
		7,163,410	6,641,620
Less: accumulated depreciation		(3,841,318)	(2,917,153)
		$3,322,092	$3,724,467

8.                          Goodwill and Intangible Assets

Definite-Life Intangible Assets

All of the Company’s definite-life intangible assets are subject to amortization.  Definite-life intangible assets are comprised of the following:

	Useful Life	December 31
	(years)	2009	2008
Definite-life intangible assets:
Patents	10	$2,577,500	$4,986,316
Less: Impairment provision		—	(695,743)
Less: accumulated amortization		(902,125)	(1,666,533)

Customer relationships	10-13	1,684,101	1,684,101
Less: accumulated amortization		(697,873)	(588,292)

Trademarks	10-13	505,000	505,000
Less: accumulated amortization		(140,407)	(101,446)
Totals		$3,026,196	$4,123,403

The Company amortizes definite-life intangible assets, such as customer relationships, patents and trademarks on the straight-line method over their estimated useful lives.  The Company assessed the potential impairment of intangible assets subject to amortization.  Amortization expense for definite-life intangible assets was $477,705 and $667,175 for the fiscal years ended December 31, 2009 and 2008, respectively.  Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

2010	$504,366
2011	504,366
2012	504,366
2013	504,366
2014	504,366
2015	504,366
Total	$3,026,196

Impairment of Intangible Assets and Goodwill

In accordance with ASC 350, Property, Plant, and Equipment, and ASC 360, Intangible-Goodwill and Other, the Company reviews goodwill and intangible assets for impairment on an annual basis at December 31 or more frequently if events or circumstances indicate that the carrying values may not be recoverable.

The Company phased out its gaming product manufacturing operations in China.  During the fourth quarter of 2008, the Company recorded an impairment charge to the patent for automated shuffler technology of $695,743, based upon the Company’s calculation of the assets’ fair value based on the discounted projected net cash flows expected to result from those assets, including any eventual disposition, to reduce its carrying value to the estimated fair value at December 31, 2008.  On March 16, 2009, the Company entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. and, thereby, sold its portfolio of automated card verification machines and electronic card shuffling system and all related intellectual property (see Note 19).

Following the closure of the China manufacturing facility, the Company decided to exit the chip washer business after evaluating the market opportunities for this product. Due to lack of future demand, the Company determined the carrying value of related patents may not be recoverable. During the three-month period ended September 30, 2009, the Company recorded an impairment loss of $424,500, which relates to the write-down of the intangible asset associated with the chip washer patents.

9.                          Prepaids, Deposits and Other Assets

Prepaid Commissions

In May 2008, the Company had a prepaid commission balance of $1.37 million from transactions under the Participation Agreement with Elixir Group in September 2007.

The estimated fair value was determined using present value techniques based on estimates of cash flows.  In accordance with ASC 360, Property, Plant and Equipment, an impairment loss is to be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis.

During the first half of 2008, table game revenues had not met the Company’s expectations and the future order placements indicated the remaining value of the prepaid commissions was not recoverable, as a result, the Company recorded an impairment loss of $1,368,829 to the asset and charged this amount to the consolidated statement of operations.

Deposits and other Assets

Deposits and other assets at December 31, 2009 and 2008 consisted of the following:

	December 31
	2009	2008
Office and equipment rental deposits	$73,841	$83,613
Sales tax in dispute (Note 19)	83,324	433,513
Restricted cash	113,213	419,256
Prepaid value-added tax	136,157	346,213
Other	1,289	2,084
Totals	$407,824	$1,284,679

10.                   Accrued Expenses

Accrued expenses at December 31, 2009 and 2008 consisted of the following:

	December 31
	2009	2008
Payroll and related costs	$599,360	$724,450
Interest	128,015	150,864
Legal, accounting and tax	146,499	23,141
Deposits from customers	27,945	117,834
Accrued tax expenses	746,613	9,518
Deferred rent	45,396	47,790
Litigation (Note 19)	—	1,066,190
Other	631,202	572,971
Totals	$2,325,030	$2,712,758

Included in accrued liabilities at December 31, 2008 was $1.1 million related to potential charges in relation to a lawsuit with the former owner of Dolphin (Note 19).  Refer to notes on restructuring and severance costs in Note 17.

11.                   Notes Payable and Capital Lease Obligations

As of December 31, 2009 and 2008, notes payable to a related party and capital lease obligations were as follows:

	December 31
	2009	2008
Notes payable to a related party at interest of 5%	$9,392,904	$12,069,137
Short-term line of credit at an Australian bank	—	29,372
Capital lease obligations to an Australian bank at various interest rates and collateralized by equipment	598,716	663,400
Capital lease obligations for furniture, tooling and equipment	2,522	74,395
Totals	$9,994,142	$12,836,304
Current portion	$3,315,294	$6,182,792
Non-current portion	$6,678,848	$6,653,512

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

On July 24, 2009, the Company entered into another agreement with Elixir International pursuant to which the parties amended the terms of this Trade Credit Facility Agreement to restructure the payment schedule on the outstanding principal balance of approximately $9.2 million under the Facility Agreement. Under the revised payment schedule, the Company is not required to make any repayments of principal or interest under the Facility Agreement until July 1, 2010 provided that interest at the rate of 5% will continue to accrue on the outstanding principal balance. The repayment of the outstanding principal balance and interest accrued thereon is to be repaid in 18 equal monthly installments commencing on July 1, 2010 (Note 15).

Scheduled maturities of notes payable, short-term debt and capital lease obligations as of December 31, 2009, are summarized as follows:

	Note Payable	Capital Leases	Total
2010	$3,127,657	$247,203	$3,374,860
2011	6,494,342	191,550	6,685,892
2012	—	293,366	293,366
2013	—	—	—
Future minimum payments	9,621,999	732,119	10,354,118
Less interest component	(229,095)	(130,881)	(359,976)
	9,392,904	601,238	9,994,142
Current portion	(3,127,657)	(187,637)	(3,315,294)
Non-current portion	$6,265,247	$413,601	$6,678,848

12.                   Securities Purchase and Product Participation Agreement

On June 12, 2007 (as amended by an amendment dated October 21, 2007), the Company entered into the Securities Purchase and Product Participation Agreement (“Product Participation Agreement”) with Elixir Group Limited (“Elixir Group”), a wholly-owned subsidiary of Melco International Development Limited. Pursuant to the Product Participation Agreement, Elixir Group became the principal shareholder and a strategic partner in the electronic gaming machine participation business in that the Company agreed to issue to Elixir Group its common shares and warrants to purchase its common shares, subject to Elixir Group’s identification of venues located in the general Asia region for the placement of electronic gaming machines with venue owners on the Company’s behalf.

On November 6, 2008, the Company entered an agreement with Elixir Group to terminate the Product Participation Agreement and the amendments thereto (the “Termination Agreement”).  Pursuant to the termination agreement, Elixir Group and the Company agreed to terminate, with immediate effect upon signing, the Product Participation Agreement save and except for certain provisions therein regarding board representation.  With such termination, Elixir Group ceased to have rights to identify suitable gaming venues for the Company and exclusive rights to supply electronic gaming machines and related equipment and systems for the participation business and, as a result, Elixir Group was no longer entitled to earn an aggregate of 41.4 million additional shares of the Company.  In addition, Elixir Group agreed to cancel warrants to purchase 66 million shares of common stock, representing all of the outstanding warrants issued to Elixir Group pursuant to the Product Participation Agreement, which were subject to the Exchange Agreement between the parties dated October 21, 2007. (Refer to Part III Item 13. Certain Relationships and Related Transactions and Director Independence of this filing for more details.)

13.                   Stock-Based Compensation

Options

At the annual shareholders meeting on September 8, 2008, a new stock option plan, the “2008 Stock Incentive Plan” (the “2008 Plan”), was voted on and became effective on January 1, 2009, which replaced two previous plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Stock Option Plans”), thereby terminating both of the Stock Option Plans on December 31, 2008.

The 2008 Plan allows for incentive awards to eligible recipients consisting of:

•	Options to purchase shares of common stock that qualify as incentive stock options within the meaning of the Internal Revenue Code;

•	Non-statutory stock options that do not qualify as incentive options;

•	Restricted stock awards; and

•	Performance stock awards which are subject to future achievement of performance criteria or be free of any performance or vesting.

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

During the fiscal year ended December 31, 2009, stock options for the purchase of 500,000 shares of common stock were granted with a weighted average exercise price of $0.13 and will vest over a six months and one day period.  As of December 31, 2009, there were options for the purchase of 10,737,065 shares of common stock issued and outstanding under the Stock Option Plans and stock options for purchases of common stock granted under the Product Participation Agreement.

A summary of the Stock Option Plans as of December 31, 2009 and 2008, and changes during the year then ended, is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	8,218,369	$2.56	—	—
Granted	11,073,539	$2.94	—	$94,500
Exercised	(41,737)	$1.70	—	$54,419
Forfeited or expired	(4,003,904)	$4.68	—	—
Outstanding as of December 31, 2008	15,246,267	$2.28	5.09	$94,500
Exercisable as of December 31, 2008	5,175,499	$2.65	3.34	—

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	15,246,267	$2.28	—	$481,300
Granted	500,000	$0.13	—	$60,000
Exercised	—	—	—	—
Forfeited or expired	(5,009,202)	$3.02	—	—
Outstanding as of December 31, 2009	10,737,065	$1.84	4.32	$502,200
Exercisable as of December 31, 2009	8,198,710	$1.73	4.09	$399,066

Outstanding stock options had an aggregate intrinsic value of $502,200 and exercisable stock options had an aggregate intrinsic value of $399,066 as of December 31, 2009.

During the year ended December 31, 2009, no options were exercised.

The weighted average fair value at the date of grant for options granted during the years ended December 31, 2009 and 2008 as described above was $0.11 per share in 2009 and $1.02 per share in 2008.

The total fair value of shares vested during the years ended December 31, 2009 and 2008 were $1,291,219 and $2,726,274 respectively.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the years ended December 31, 2009 and 2008:

	2009		2008
Range of values:	Low	High	Low	High
Expected volatility	303.32%	303.32%	60.00%	214.79%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	3.73	3.00	10.00
Risk free rate	2.75%	2.75%	1.45%	4.01%

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

The Company estimates forfeitures and recognizes compensation cost only for those awards expected to vest assuming all awards would vest and reverses recognized compensation cost for forfeited awards when the awards are actually forfeited.  During the second half of 2008 and first half of 2009, the Company experienced significant staff turnover including the departure of key executives, therefore, the actual forfeitures were higher than the initial estimates.  Accordingly, the Company recorded cumulative adjustments of approximately $2.0 million and $0.3 million to the stock compensation expense based on the actual forfeitures for the year ended December 31, 2008 and 2009, respectively.

For awards with service conditions and graded vesting that were granted prior to the adoption of ASC 718, the Company estimates the requisite service period and the number of shares expected to vest, and recognizes compensation expense for each tranche on the straight-line basis over the estimated requisite service period.

Warrants

A summary of the status of the Company’s warrants outstanding at December 31, 2009 and 2008 and changes during the years then ended are presented in the following table.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2007	79,761,375	$2.51	4.76	$142,505,069
Cancelled	(66,636,375)	$2.64	—	—
Warrants, as of December 31, 2008	13,125,000	$1.86	2.12	—
Exercisable as of December 31, 2008	13,125,000	$1.86	2.12	—

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2008	13,125,000	$1.86	2.12	$—
Cancelled	—	—	—	—
Warrants, as of December 31, 2009	13,125,000	$1.86	1.12	—
Exercisable as of December 31, 2009	13,125,000	$1.86	1.12	—

Outstanding and exercisable warrants have no aggregate intrinsic value as of December 31, 2009 and 2008 due to the fair market value of the Company’s stock as of these dates.

There were no warrants granted during the year ended December 31, 2009.

14.                   Accounting for Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instance, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets.

The Company recorded an impairment charge of $13.7 million for non-performing machines and the Philippine operations’ gaming assets for the year ended December 31, 2009. A substantial portion of the impairment represents the write-down of the carrying value to the fair value of certain non-performing gaming machines in inventory for the current target markets or customer preferences. The Company identified approximately 500 machines as being non-performing based on an in-depth review of machine usability and future deployment plans. These non-performing machines meet the criteria of ASC 360, Intangible-Goodwill and Other, to be classified as assets held for sale with a total fair value of $930,000. The impairment also included the write-down of the Philippine operations’ gaming assets based on the current carrying value of the machines in operation exceeding the expected cash flows projected to be generated from the Philippines operations.

In addition, the Company had a write-off of gaming assets of $0.6 million relating to the closure of certain non-performing venues during the year.

The following table reflects the components of the impairment of assets included in the consolidated statement of operations:

US$ (millions)
Non performing gaming machines	$8.9
Philippine operations	4.8
13.7
Write-off of other gaming assets	0.6
Total impairment charges	$14.3

15.                   Related Party Transactions

On April 21, 2008, the Company entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International, a wholly-owned subsidiary of Elixir Group.  Pursuant to the Facility Agreement, Elixir International provided trade credits to the Company for its purchase of electronic gaming machines from Elixir International in exchange for the Company’s issuance of unsecured notes to Elixir International bearing interest at a fixed rate of eight percent (8.0%) per annum.  Title of any gaming machines offered in exchange for the notes passed to the Company upon issuance of the notes.

Upon entering into the Facility Agreement, the Company immediately issued the first note pursuant to the terms of the Facility Agreement in the principal amount of $15.0 million (the “Initial Advance”),  thereby extinguishing the payable of an equivalent amount due to Elixir International in respect to gaming machines previously acquired.  The Company was obligated to repay the principal, plus any accrued interest thereon, of the Initial Advance in 24 equal monthly installments.  The Initial Advance was subject to demand by Elixir International for immediate payment only if there was either an event of default or a change of control as defined in the Facility Agreement.

During the year ended December 31, 2008, the Company purchased electronic gaming machines, casino management systems and other peripherals via Elixir International in the amount of $32.6 million.

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

Pursuant to the Disposal Agreement, the Company agreed to return 715 electronic gaming machines to Elixir International, which as consideration for such sale and return, agreed to extinguish an existing current trade payable of approximately $13.9 million of the Company due to Elixir International.

Pursuant to the Termination Agreement, Elixir Group and the Company agreed to terminate, with immediate effect upon signing, the Product Participation Agreement save and except for certain provisions therein regarding board representation, which included but not limited to, the continued presence until September 10, 2009 of at least two independent directors who served on the board since prior to the September 2007 close of the Product Participation Agreement.  With such termination, Elixir Group ceased to have the rights to identify suitable gaming venues for the Company and exclusive rights to supply electronic gaming machines and related equipment and systems for the Company’s participation business and, as a result, Elixir Group relinquished its entitlement to earn an aggregate of 41.4 million additional shares of the Company.  In addition, Elixir Group agreed to cancel warrants to purchase 66 million shares of the Company’s common stock, representing all the remaining outstanding warrants issued to Elixir Group pursuant to the Participation Agreement.  (For further information regarding the warrants held by Elixir Group, please see Item 13 titled Certain Relationships and Related Transactions and Director Independence of Part III this filing.)  Meanwhile, as a result of the re-election of the board members at our annual shareholders meeting on October 30, 2009, our current board of directors was reduced to five from nine members and only one independent director who served on the board since prior to September 2007 remains present on our board. For more information on our board members,  refer to Part III of this annual report.

Pursuant to the Facility Amendment Agreement, Elixir International surrendered the Initial Advance to the Company in exchange for the issuance of a new promissory note for $12.1 million (the “Outstanding Principal”), the outstanding principal at the time of the exchange, with the following new repayment terms:  (a) the New Note and the interest accrued thereon shall be repaid in 24 equal monthly installments reset from January 1, 2009; (b) interest shall be accrued on the outstanding principal at the rate of five percent (5.0%) (instead of 8.0%) per annum starting from January 1, 2009; and no monthly repayments under the Initial Advance were required for the months of October, November and December 2008.

After the return of $13.9 million of electronic gaming machines, the Company had a receivable balance of $0.5 million and a note payable of $12.1 million as of December 31, 2008.  In addition, at December 31, 2008, the Company had deposits on orders with Elixir International totaling $348,232 for gaming machines, which were subsequently delivered in early 2009.

On July 24, 2009, the Company entered into an agreement (“the Second Amendment”) with Elixir International pursuant to which the parties amended the terms of the Trade Credit Facility Agreement between them dated April 21, 2008 as amended by an Amendment to Trade Credit Facility Agreement and Related Note dated November 6, 2008. Pursuant to the Second Amendment, Elixir International agreed to restructure the payment schedule in respect of the outstanding principal balance of approximately $9.2 million under the Facility Agreement. Under the revised payment schedule, the Company is not required to make any repayments of principal or interest under the Facility Agreement until July 1, 2010 provided that interest at the rate of 5% will continue to accrue on the outstanding principal balance. The repayment of the outstanding principal balance and interest accrued thereon is to be repaid in 18 equal monthly installments commencing on July 1, 2010.

Effective January 1, 2010, the Company sub-leases office space from Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of our principal shareholder, Elixir Group Limited.

Significant revenues, purchases and expenses arising from transactions with related parties for each  fiscal year ended December 31 are as follows:

	2009	2008
Elixir International Limited
Purchase of fixed assets, net of return	$—	$19,333,565
Other purchases	$—	$216,498
Trade sales of gaming products	$—	$536,421
Office rental	$—	$205,553
Expenses paid on behalf of the Company	$—	$177,762
Interest payments	$500,706	$612,046
Commission fees	$26,935	$—

Melco Crown Entertainment
Deposit received on sales orders	$—	$1,364,564
Purchase of fixed assets	$—	$27,672
Expenses paid on behalf of the Company	$1,103	$—

Melco Crown (COD) Development Ltd
Sales orders from Melco	$2,999,787	—

Melco Crown COD (GH) Hotel Ltd
Expenses paid on behalf of the Company	$754	—

Melco Services Limited
Technical services	$43,553	—
Purchases of fixed asset	$23,997	—
Expenses paid on behalf of the Company (net)	$(39,592)	—

Melco Crown Gaming (Macau) Ltd
Sales orders from Melco	$240,955	—

The board of directors has established a committee of the board, known as the conflicts committee which reviews and approves all material related party transactions. (Please see Part III Item 13. Certain Relationships and Related Transactions and Director Independence of this filing for more details.)

16.      Income Taxes

The components of the provision for income taxes are as follows:

	Year ended December 31
	2009	2008
Federal	$—	$—
State	—	—
Foreign
Current	$(175,007)	$(165,848)
Deferred	(311,799)	375,170
Total tax (expense)/benefit	$(486,806)	$209,322

The reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	December 31,
	2009		2008
Federal benefit at statutory rates	$8,796,699	34.0%	$9,235,941	34.0%
Difference in jurisdictional tax rates	(385,897)	(1.5)%	(884,869)	(3.3)%
Prepaid distribution agreement warrant expense	(32,595)	(0.1)%	(470,330)	(1.7)%
Change in valuation allowances	(7,717,940)	(29.8)%	(7,474,316)	(27.5)%
Other	(1,147,073)	(4.5)%	(197,104)	(0.7)%
Total tax (expense)/benefit	$(486,806)	(1.9)%	$209,322	0.8%

The effective tax rate for the year was significantly lower than the federal statutory rate due primarily to the valuation allowances against the Company’s deferred tax assets.  Some prior year amounts in the table above have been reclassified between individual lines to appropriately reflect the Company’s income tax expense/benefit.

Consolidated losses before taxes for domestic and international operations are as follows:

	December 31,
	2009	2008
Domestic	$(17,851,751)	$(18,263,943)
International	(9,561,144)	(7,540,447)
Total	$(27,412,895)	$(25,804,390)

The primary tax affected components of the Company’s deferred tax assets/(liabilities) are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Prepaid commission agreement	$1,297,246	$1,935,766
Net operating losses	57,339,681	54,645,703
Stock options	2,843,659	2,545,890
Depreciation and impairment	5,285,120	880,308
Other	644,352	1,549,135
Valuation allowances	(67,124,730)	(61,196,267)
Deferred tax liabilities:
Goodwill	(405,246)	(449,808)
Other	(667,649)	(406,287)
Net deferred tax liabilities	$(787,567)	$(495,560)

Some prior year amounts in the table above have been reclassified between individual lines to appropriately reflect the Company’s deferred tax assets and liabilities.

The Company accounts for uncertain tax positions in accordance with ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$—
Increases in tax positions from prior years	1,211,607
Increases in tax positions from current years	767,492
Balance at December 31, 2008	$1,979,099
Increases in tax positions from current years	1,378,847
Balance at December 31, 2009	$3,357,946

The amount of uncertain tax benefits at December 31, 2009 that would affect the effective income tax rate if recognized is $334,225.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in the statements of operations.  At December 31, 2009, the Company has interest and penalties of $106,604 accrued in the balance sheet. It is possible that the amount of unrecognized tax benefits will change in the next twelve months. However, as estimate of the range of the possible change cannot be made at this time.

The Company files income tax returns in the U.S. and in various states and foreign jurisdictions. The Company is subject to federal, state and local, or foreign income tax examinations by tax authorities in jurisdictions which it operates. The Company is not presently under examination by any major tax jurisdiction. The Company’s 2003 to 2008 U.S. income tax returns remain subject to examination by the IRS and the Company’s 2003 to 2008 Australian income tax returns remain subject to examination by the Australian Tax Office.

Domestic operating loss carryforwards were $180.6 million and $170.9 million for the fiscal years ended December 31, 2009 and 2008, respectively, which are subject to limitations under Section 382 of the Internal Revenue Code.  These domestic operating losses begin to expire in 2016.  During 2007, the Company wrote off $41.6 million of domestic operating losses that it determined would expire as a result of limitations under Section 382 of the Internal Revenue Code.  Operating loss carryforwards of foreign subsidiaries were $6.9 million and $3.9 million for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, there were valuation allowances of $67.1 million and $61.2 million, respectively, provided on the domestic and foreign operating loss carry forwards and other deferred tax assets because management believe these assets did not meet the “more likely than not” criteria for recognition under ASC 740.

As of December 31, 2009 there were no material undistributed earnings of subsidiaries.

17.      Restructuring Charges

In accordance with ASC 420, Exit and Disposal Cost Obligations, in 2009, as part of its cost reduction initiatives, the Company incurred restructuring charges of $622,935 for severance wages and benefits related to the termination of employees and vacated facility operating leases. The amount represents contractual and other agreements with employees including a former executive, which only includes charges for termination benefits measured at estimated fair value at the termination date and does not include charges for services yet to be rendered. All restructuring expenses and related charges incurred were fully paid or settled during 2009. In 2008 the Company also incurred restructuring charges of $549,663 relating to the headcount reduction.

18.      Discontinued Operations

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

In relation to this Purchase and Settlement Agreement, the Company terminated a distributorship arrangement of the relevant products with a distributor in Europe and pursuant to the termination arrangement, the Company was required to buy back certain inventories of the relevant products kept by the distributor. The Company incurred a liability of $247,609 which is included in the loss from operations.

As a result of the sale to Shuffle Master, the China facility became redundant and, therefore, was closed at the end of April 2009. This operation was part of the table game segment and the Company classified the China facility as discontinued operations.

The following table details selected financial information for the discontinued operations in the consolidated statements of operations:

	December 31,
	2009	2008
Loss from operations	$(421,765)	$(1,360,128)
Gain on disposal	1,962,016	—
Income tax benefit/(expense)	—	—
Income/(loss) from discontinued operations, net of tax	$1,540,251	$(1,360,128)

The estimated effective tax for discontinued operations is zero. Therefore, there is no income tax expense associated with the gain on disposal and income/(loss) from operations.

19.      Commitments and Contingencies

Leases

The Company is obligated under non-cancelable leases for office space expiring in 2012.  The Company also leases office space and warehouse facilities in other locations including Australia, Philippines, Hong Kong and Cambodia and certain office equipment under non-cancelable operating leases with remaining terms in excess of one year.

In March 2008, the Company moved its United States office and entered into a new non-cancelable lease for new office space.  In February 2008, the Company entered into a sublease for the balance of the remaining term on the previous office space.  The proceeds from the sublease have been netted against the future minimum lease payments.

Future minimum lease payment commitments, net of sublease proceeds and including scheduled escalation provisions as of December 31, 2009, under the leases are as follows:

		Operating Leases
	Capital Leases	Total Payments	Sublease Proceeds	Net Payments
2010	$187,637	$984,905	$(315,250)	$669,655
2011	144,218	891,377	(315,717)	575,660
2012	269,383	569,607	(16,462)	553,145
2013	—	547,686	—	547,686
2014	—	22,588	—	22,588
Thereafter	—	—	—	—

Rent expenses on all operating leases were $841,300 and $1,299,808 for the fiscal years ended December 31, 2009 and 2008, respectively.

Legal Matters

The Company is a party to certain claims, legal actions, and complaints, including a patent infringement action between the Company and one of its main competitors and the sales tax dispute described below.

Shuffle Master Litigation

On October 5, 2004, Shuffle Master filed a patent infringement action in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL) claiming that the use, importation and offering for sale of the PokerOne shuffler infringed Shuffle Master’s United States Patent, No. 6,655,684. The Company responded by denying Shuffle Master’s claim of patent infringement.  On February 1, 2008, the District Court granted the Company’s motion for summary judgment on all patent infringement claims.  On February 15, 2008, the Company delivered a demand to Shuffle Master for $3.0 million in damages for the wrongful injunction it obtained in 2004.  The Company also filed a motion in District Court to recover its attorneys’ fees in the litigation.  While Shuffle Master initially filed an appeal, this was subsequently withdrawn .

While originally the case would have gone back to the District Court to resolve claims for damages and attorneys’ fees, on March 16, 2009, the Company entered into a Purchase and Settlement Agreement with Shuffle Master (the “Purchase and Settlement Agreement”), pursuant to which the Company sold to Shuffle Master the portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, including but not limited to, the trademarks of Random Plus™, ShufflePro™ and Deck Checker™, and certain inventory of such products.  In addition, Shuffle Master and the Company settled all outstanding patent infringement litigation with respect to U.S. Patent No. 6,655,684 dealing with automated shuffler technology.  The total consideration paid by Shuffle Master to the Company under the Purchase and Settlement Agreement was a base amount of $2.4 million plus $400,000 for related inventory, or $2.8 million in total.

Purton Litigation

On October 5, 2007, William Purton filed an action against the Company in the Supreme Court of Victoria at Melbourne, Australia claiming he was owed monies under the July 2006 share sale agreement by which the Company acquired Dolphin.  In addition, Mr. Purton claimed he was owed money for an independent contractor agreement that he claims he was offered.  The Company subsequently filed a counterclaim.  After considering external legal counsel’s advice on an amicable settlement of this litigation, on June 17, 2009, the Company entered into a deed of release with William Purton and the other plaintiffs over which he had control (collectively, the “Purton Parties”), for the settlement of all legal claims, disputes and proceedings between the parties. Pursuant to the terms of the release, on a without admission basis, the Company paid to the Purton Parties a lump sum of $550,000. The remaining reserve for the Purton litigation of $655,506 was reversed from accrued expenses and reported as other income in the consolidated statements of operations. With the notification of discontinuance of litigation filed with the Supreme Court of Victoria at Melbourne, Australia on June 24, 2009, this litigation matter has been settled.

Income taxes

As of December 31, 2009, the Company recognized US$334,225 of liabilities of unrecognized tax benefits and, in addition, US$106,604 of related interest and penalties. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, certain authority proceedings, changes in regulatory tax laws and interpretations of those tax laws, or expiration of status of limitation. However, due to the uncertainties associated with litigation, and the status of examinations, including the protocol of finalizing audits by the relevant tax authorities, which could include formal legal proceedings, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties.

Sales Tax Audit

In February 2004, the State of Nevada initiated a sales/use tax audit of the Company’s equipment lessors. As of the date of this filing, the State of Nevada has not made a determination if there has been a double tax payment of the sales/use tax. Based on ongoing correspondence with the Nevada Department of Tax, the Company believes certain payments made to State of Nevada and other states may not be recoverable and, therefore, the Company provided an additional allowance for the receivable balance. As of December 31, 2009, the Company had a tax refund receivable balance of $83,324, net of an allowance of $350,189. The Company will continue to assess the collectability of this receivable balance and make appropriate adjustments when necessary.

Risk and Uncertainties

Please see Part I, Item 1A, Risk factors for description on risk and uncertainties.

20.      Loss Per Share

The following table provides a reconciliation of basic and diluted loss per share for the fiscal years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
Net loss from continuing operations	(27,899,701)	(25,595,068)
Net profit/(loss) from discontinued operations, net of tax	1,540,251	(1,360,128)
Net loss	$(26,359,450)	$(26,955,196)

Weighted average common shares outstanding	114,956,667	114,948,384

Loss per share:
Loss from continuing operations	(0.24)	(0.22)
Income/(loss) from discounted operations	0.01	(0.01)
Basic and diluted loss per share	(0.23)	(0.23)

Dilutive stock options and warrants of 4,026,667 and nil for the fiscal years ended December 31, 2009 and 2008, respectively, have not been included in the computation of diluted loss per share as their effect would be anti-dilutive.

21.      Comprehensive Income/(Loss)

The following table reflects the accumulated balances in respect of other comprehensive income/(loss):

	Unrealized Actuarial Income/(Loss)	Foreign Currency Translation	Accumulated Other Comprehensive Income/(Loss)
Balances, January 1, 2008	$—	$406,358	$406,358
Other comprehensive loss	(8,995)	(2,505,205)	(2,514,200)
Balances, December 31, 2008	(8,995)	(2,098,847)	(2,107,842)
Other comprehensive income	17,132	1,445,586	1,462,718
Balances, December 31, 2009	$8,137	$(653,261)	$(645,124)

Item 9.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).                                  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation and for the reasons stated in section (c) below, our management, including our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

As previously reported in our 2008 Form 10-K, management identified four material weaknesses (i) tracking and accounting of electronic gaming machines (EGMs), (ii) foreign currency transaction and translation, (iii) calculation and recording of stock-based compensation, and (iv) valuation of inventory, receivables and intangible assets, in our internal controls over financial reporting as of December 31, 2008. During the fourth quarter of 2009, the Company completed implementation of the following additional control procedures to rectify the material weaknesses as identified at December 31, 2008.

•                          Management conducted periodic physical counts of EGMs with no material discrepancies noted.

•                          Management performed a thorough review of the re-measurement of foreign currency balances during each reporting period.

•                          Management performed a thorough review of the calculation and recording of stock-based compensation during each reporting period.

•                          Management performed thorough reviews of and more robust analyses on certain critical estimates and account balances during each reporting period.

Except as indicated above, there were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Securities Exchange Act of 1934.  Management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2009 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). During the fourth quarter of 2009, management completed testing to assess the effectiveness of its internal controls over financial reporting and related remediation. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this annual report.

Item 9B.                 Other Information

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their ages, titles and biographies as of March 15, 2010 are set forth below:

Name	Age	Position
Clarence (Yuk Man) Chung	47	Chairman of the Board of Directors, President and Chief Executive Officer
Andy (Kin Ming) Tsui	40	Chief Accounting Officer
Vincent L. DiVito	50	Director
John W. Crawford, J.P.	67	Director
Samuel (Yuen Wai) Tsang	55	Director
Anthony (Kanhee) Tyen, Ph.D.	53	Director

Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full time employee although our chief executive officer, Mr. Clarence Chung, also serves as an executive director of Melco International Development Limited, the parent corporation of our principal shareholder, Elixir Group Limited. There is no family relationship between any of our executive officers or directors.

Clarence (Yuk Man) Chung:  Mr. Chung joined our board in October 2007 and has served as our chairman of the board since August 2008 and was appointed chief executive officer in October 2008. Mr. Chung is also a director of Melco International Development Limited and joined Melco in December 2003. Mr. Chung has many years of financial experience working in the financial industry in various capacities as a chief financial officer, an investment banker and a merger and acquisition specialist. He is also currently a director of Melco Crown Entertainment Limited, a company listed on the Nasdaq Global Market. Mr. Chung was named one of the “Asian Gaming 50 - 2009” by Inside Asian Gaming magazine. He holds a master degree in business administration from the Kellogg School of Management at Northwestern University and is a member of the Hong Kong Institute of Certified Public Accountants and the Institute of Chartered Accountants in England and Wales.

Andy (Kin Ming) Tsui:  Mr. Tsui has served as chief accounting officer since April 2009 and as vice president of finance since July 2008. Prior to joining our company, Mr. Tsui had been the regional finance controller-Asia for Minteq International Inc., a wholly-owned subsidiary of Minerals Technologies Inc. (NYSE: MTX) based in Shanghai since June 2005.  From March 2003 to May 2005, he served as manager of financial analysis at the corporate office of Minteq International Inc. in New York. Mr. Tsui holds a Master of Business Administration degree from Baruch College, City University of New York and is a certified public accountant in the United States.

Vincent L. DiVito:  Mr. DiVito joined our board in October 2005 and chairs our Audit Committee. Mr. DiVito has served as chief financial officer and treasurer of Lonza America, Inc., a global life sciences chemical business headquartered in Allendale, New Jersey, since September 2000 and as president of Lonza America, Inc. since January 2008.  Lonza America, Inc. is part of Lonza Group, whose stock is traded on the Swiss Stock Exchange. From 1990 to September 2000, Mr. DiVito was employed by Algroup Wheaton, a global pharmaceutical and cosmetics packaging company, first as its director of business development and later as its vice president and chief financial officer. Mr. DiVito is a certified public accountant and certified management accountant. Mr. DiVito is a member of the board of directors of Riviera Holdings Corporation, a publicly held company.

John W. Crawford, J.P.:  Mr. Crawford joined our board in November 2007 and chairs our Nominating Committee and Conflicts Committee.  Mr. Crawford has been the chairman of International Quality Education Limited since February 2002. Since 1997, Mr. Crawford has been the managing director of Crawford Consultants Limited, a company he founded which helps companies in the identification of acquisition opportunities and provides corporate support assistance. Prior to that, Mr. Crawford was a founding partner of the Hong Kong office of Ernst & Young, set up in 1973, where he acted as chairman of the audit practice and engagement or review partner for many public companies and banks before he retired in 1997. Mr. Crawford is a member of the Hong Kong Institute of Certified Public Accountants, a member and honorary president of the Macau Society of Certified Practising Accountants, and a member of the Canadian Institute of Chartered Accountants. Mr. Crawford also serves on the boards of directors and is chairman of the audit committees of e-Kong Group Limited and Titan Petrochemicals Group Limited, both of which are listed on the Hong Kong Stock Exchange. He is also on the board of directors and chairman of the audit committee of Regal Portfolio Management Limited, which manages the Regal Real Estate Investment Trust, the units of which are listed on the Hong Kong Stock Exchange.

Samuel (Yuen Wai) Tsang:  Mr. Tsang joined our board in September 2008. Mr. Tsang is a solicitor admitted in Hong Kong, England and Australia. As group legal counsel and company secretary of Melco since 2001, Mr. Tsang oversees the legal, corporate and compliance matters of Melco, which holds significant interests in a total of four listed companies in Hong Kong, the United States and Canada. Mr. Tsang has worked as a lawyer with major law firms and listed conglomerates in Hong Kong for over 20 years. He holds a master of laws degree from University of Hong Kong and a master of business administration degree from the Australian Graduate School of Management. He is a director of Melco China Resorts (Holding) Limited, a company listed on the TSX Venture Exchange of Canada.

Anthony (Kanhee) Tyen, Ph.D.: Dr. Tyen joined our board in September 2008 and chairs our Compensation Committee. During the past five years, Dr. Tyen has his own accountancy and consulting practice, Anthony Tyen & Co., which he founded in 1985. Dr. Tyen is a certified public accountant in Hong Kong and has over 30 years’ experience in auditing, accounting, management and company secretarial practice. He holds a doctoral degree in philosophy and a master degree in business administration, both from the Chinese University of Hong Kong. He is an associate member of the Hong Kong Institute of Certified Public Accountants, and a fellow member of both the Association of Chartered Certified Accountants and the Institute of Chartered Secretaries and Administrators.

Additional Information About our Board and its Committees

We continue to monitor the rules and regulations of the SEC and the NYSE Amex to ensure that a majority of our board remains composed of “independent” directors. All of our director nominees except Clarence Chung and Samuel Tsang are considered by our board of directors to be “independent” as defined in Section 803A(2) of the NYSE Amex Company Guide.

Our board met six times in 2009. During the fiscal year ended December 31, 2009, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and at least 75% of all of the meetings held by committees of the board on which they serve. The board of directors has formed an audit committee, a nominating committee, a conflicts committee, and a compensation committee, all of which operate under written charters.  Our board of directors does not have a policy regarding board member attendance at meetings of our stockholders.

Audit Committee

During the fiscal year ended December 31, 2009, our audit committee was initially comprised of Mr. Vincent DiVito, Maj. Gen. Paul Harvey, Mr. John Crawford and Mr. Daniel Sham. The respective terms of Maj. Gen. Paul Harvey and Mr. Daniel Sham expired at the time of the 2009 Annual Meeting held in October 2009. After the 2009 Annual Meeting, Mr. Vincent DiVito, Mr. John Crawford and Dr.Anthony Tyen were appointed to serve on the audit committee. Mr. DiVito currently serves as the audit committee chair.

Our audit committee generally meets at least once a quarter, and in 2009 our audit committee held four meetings. Our audit committee has the responsibility of selecting the firm that will serve as our independent public accountants, approving and reviewing the scope and results of the audit and any non-audit services provided by the independent public accountants and meeting with our financial staff to review internal controls, procedures and policies.

We have identified Mr. DiVito as the audit committee financial expert. Mr. DiVito is the president and chief financial officer of Lonza America, Inc., a global life sciences chemical company, and he is also a certified public accountant and a certified management accountant. All members of our audit committee are independent, as independence for audit committee members is defined in Section 803A(2) of the NYSE Amex Company Guide. In addition, Mr. Crawford and Dr. Anthony Tyen each meet the definition of “financially sophisticated” as defined in Section 803B(2) of the NYSE Amex Company Guide.

Nominating Committee

During the fiscal year ended December 31, 2009, our nominating committee was initially comprised of Ms. Lorna Kapunan, Maj. Gen. Paul Harvey and Mr. Vincent DiVito and Ms. Lorna Kapunan was the chairperson. The respective terms of Ms. Lorna Kapunan and Maj. Gen. Paul Harvey expired at the time of the 2009 Annual Meeting, held in October 2009. After the 2009 Annual Meeting, Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen were appointed to serve on the nominating committee.  Our nominating committee held four meetings in 2009.  Mr. John Crawford currently serves as the nominating committee chair.

The nominating committee is responsible for assisting our board with respect to the appropriate size and composition of our board and monitoring and making recommendations regarding the performance of our board. In this regard, our nominating committee evaluates the qualifications of all proposed candidates for election to our board, including capabilities, availability to serve, conflicts of interest and other relevant factors, and makes recommendations to our board concerning the size and composition of our board of directors.

The members of our nominating committee are considered by our board of directors to be “independent” as defined in Section 803A(2) of the NYSE Amex Company Guide.

The charter of our nominating committee allows the nominating committee to consider for directorship candidates nominated by third parties, including stockholders. For a third party to suggest a candidate, one must provide our legal department with the name of the candidate, together with a brief biographical sketch and a document indicating the candidate’s willingness to serve if elected.

Compensation Committee

During the fiscal year ended December 31, 2009, our compensation committee was initially comprised of Maj. Gen. Paul Harvey, Mr. Vincent DiVito, Ms. Lorna Kapunan and Dr. Anthony Tyen and Maj. Gen. Paul Harvey was the chairperson. The respective terms of Ms. Lorna Kapunan and Maj. Gen. Paul Harvey expired at the time of the 2009 Annual Meeting held in October 2009. After the 2009 Annual Meeting, Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen were appointed to serve on the compensation committee. Dr. Anthony Tyen currently serves as the compensation committee chair.

Our compensation committee held seven meetings in 2009. Our compensation committee has the responsibility of setting executive compensation guidelines, administering our stock incentive plans, and approving compensation of our executive officers and members of the board of directors.  In determining the compensation to be paid to our executive officers, our compensation committee took into consideration the recommendations of Pure Compensation LLC, an independent compensation consulting firm retained directly by the compensation committee.

Director Compensation

Non-Employee Director Compensation.  Non-employee members of our board of directors received an initial grant of 100,000 options and, effective as of January 2009, an annual grant of 50,000 options. The exercise price of such options is the market price of our common stock on the date of grant. Our directors are reimbursed for their out-of-pocket expenses related to their services as directors or meeting attendances. Commencing January 2009, members of our board of directors that are not employees receive a quarterly fee of $12,000. The chairman of our audit committee receives an additional $6,000 per quarter.

As determined by our compensation committee in December  2009, effective January 1, 2010, the annual grant of options to our directors shall be made on the second trading day of every calendar year with the use of the mean between the high and low sales prices of the shares of our common stock as reported of the NYSE Amex on the first trading day of that year as the relevant option strike price save and except if our Company has any material non-public information pending disclosure at the relevant time, then the annual grant shall be postponed to the second trading day after the date of public disclosure of the relevant information.

Since both Mr. Clarence Chung and Mr. Samuel Tsang also serve as employees of Melco International Development Limited and, in accordance with Melco’s policy, they have unconditionally waived all their entitlements to the aforesaid quarterly fees.

Employee Director Compensation.  Directors who are employees of the Company receive no compensation for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of our board and its committees.

Committee Interlocks and Insider Participation

No member of our board of directors is employed by us or our subsidiaries except for Mr. Clarence Chung, who is presently employed as our president and chief executive officer.  None of our executive officers serve on the board of directors of another entity, whose executive officers serves on the compensation committee of our board of directors.  No officer or employee of the Company participated in deliberations of our compensation committee concerning executive officer compensation.

Code of Ethics

We have adopted a code of ethics for our chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions, which is available on our website, under the link entitled “Code of Ethics”.

Information concerning our executive officers is set forth In “Item 1, Business” above in this annual report.

Item 11.                 Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our chief executive officer during the fiscal year ended December 31, 2009 and our other two then highest paid executive officers earning in excess of $100,000 for services rendered in all capacities at the end of the fiscal year ended December 31, 2009.  Mr. Chung has served as our chief executive officer since October 1, 2008.  Mr. Pisano served as our executive vice president from September 2007 to March 31, 2009.  Mr. Tsui has served as our chief accounting officer since April 2009.

Name and Principal Position(a)	Year (b)	Salary (c)	Bonus (d)		Option Awards (e)	All Other Compensation (f)	Total (g)
Clarence Chung, CEO	2009	$1	$—	(1)	$287,871	$—	$287,872
	2008	$—	$—		$254,901	$—	$254,901
Joe Pisano, Executive VP (former)	2009	$72,795	$—		$5,980	$330,194	$408,969
	2008	$295,000	$—		$970,442	$119,750	$1,385,192
Andy Tsui, CAO	2009	$179,613	$—		$5,680	$—	$185,293
	2008	$90,731	$—		$3,893	$—	$94,624

The dollar amounts in column (e) reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended December 31, 2009 and 2008, in accordance with ASC 718, Compensation-Stock Compensation, and therefore, do not necessarily reflect actual benefits received by the individuals.  Assumptions used in the calculation of these amounts are included in footnote (1) to our audited financial statements for the fiscal year ended December 31, 2009.

(1)   On March 12, 2010, based on the resolutions of our compensation committee passed on March 1, 2010, our Company granted 450,000 shares of performance common stock, pursuant to our 2008 Stock Incentive Plan, to Mr. Chung as a discretionary reward for his achievement of certain financial and non-financial performance targets for the fiscal year ended December 31, 2009. All 450,000 shares of performance common stock were immediately vested on the date of grant and the related stock-based compensation was recognized on the same date.

Narrative Disclosure to Summary Compensation Table

Mr. Clarence Chung

The options awarded to Mr. Chung, our chief executive officer, during 2009 include 50,000 options to purchase shares of our common stock as set forth in the table, “Outstanding Equity Awards at Fiscal Year-End,” below.  In March 2009, the compensation committee of our board of directors approved the following compensation for Mr. Chung, the terms of which were included in a written employment agreement entered into between us and Mr. Chung on April 20, 2009:

•                          a term commencing from October 1, 2008 to December 31, 2009 and may be renewed thereafter subject to further agreement between the parties;

•                          an annual salary of $1; and

•                          a discretionary performance bonus of such amount and form (whether in cash or in kind) to be determined by our compensation committee payable upon achievement of certain objectives set by our compensation committee and at such time as may be deemed appropriate by our compensation committee.

On November 10, 2009, Mr. Chung renewed his employment contract for the position of chief executive officer for the following terms:

•                          a term of three years commencing from January 1, 2010 to December 31, 2012 and may be renewed thereafter subject to further agreement between the parties;

•	an annual salary of $1.00; and

•

a discretionary performance bonus of such amount and form (whether in cash or in kind) to be determined by the Company’s compensation committee payable upon achievement of certain objectives set by the compensation committee and at such time as may be deemed appropriate by the compensation committee.

On January 22, 2010, the compensation committee of the board of directors resolved to grant to Mr. Chung, on that day, as part of his compensation package under the November 10, 2009 employment agreement: (a) options to purchase 500,000 shares of our $.001 par value common stock at an exercise price of $0.275 per share provided that all these options will only be vested and become exercisable on January 1, 2011; and (b) 472,727 shares of restricted common stock, pursuant to our 2008 Stock Incentive Plan. All 472,727 restricted common shares are subject to vesting and risk of forfeiture based on our ability to meet certain financial and non-financial performance targets as of and for the fiscal year ending December 31, 2010. The determination of the vesting or forfeiture of the shares shall by made by the compensation committee of our board of directors on or before April 30, 2011.

On March 12, 2010, based on the resolutions of our compensation committee passed on March 1, 2010, our Company granted 450,000 shares of performance common stock, pursuant to our 2008 Stock Incentive Plan, to Mr. Chung as a discretionary reward for his achievement of certain financial and non-financial performance targets for the fiscal year ended December 31, 2009. All 450,000 shares of performance common stock were immediately vested on the date of grant.

Mr. Chung also serves as an executive director of Melco International Development Limited, the parent corporation of our principal shareholder, Elixir Group Limited, and receives a salary from Melco for his services rendered to Melco.

Mr. Joe Pisano

The options awarded to Mr. Pisano, our former executive vice president, during 2009 included options to purchase 50,000 shares of our common stock as set forth in the table, “Outstanding Equity Awards at Fiscal Year-End,” below.  In January 2008, the compensation committee of our board of directors approved the following compensation for Mr. Pisano, the terms of which were included in a written employment agreement entered into with Mr. Pisano:

•	an annual salary of $300,000;

•	an annual cash bonus of up to $87,500 payable upon the achievement of certain objectives set by our compensation committee;

•

a housing allowance of $5,000 per month for so long as Mr. Pisano maintained a home in the Philippines and an education allowance of $2,500 per child for up to two children until the child reaches grade 12;

•	options to purchase up to 336,135 shares at an exercise price of $4.59 which were to vest in three equal annual installments commencing on November 14, 2008; and

•	options to purchase up to one million shares of common stock at exercise prices ranging from $3.50 to $7.50 per share and vesting in three equal annual installments commencing on February 12, 2009.

Mr. Pisano resigned as our executive vice president on March 31, 2009.  Pursuant to a severance agreement dated March 31, 2009, Mr. Pisano agreed that all rights and compensation under his employment agreement with us, other than obligations of confidentiality and the like, would expire. According to the terms of the employment agreement, we were contractually obliged to pay Mr. Pisano a payment in lieu of notice of $300,000. Also, we agreed to waive the vesting requirements and an extension of the termination date to January 1, 2011 with respect to 100,000 options granted to Mr. Pisano on December 12, 2008 and 50,000 options granted to Mr. Pisano on February 12, 2009 (with all other options previously granted to Mr. Pisano to expire on June 1, 2009).

Outstanding Equity Awards at Fiscal Year-End 2009

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (mm/dd/yy) (f)

Clarence Chung	133,332	(1)	66,668	(1)	—	$2.90	05/17/2012
	30,000	(2)	—		—	$3.62	01/22/2018
	100,000	(3)	—		—	$4.59	11/14/2017
	2,000,000	(4)	—		—	$0.17	12/29/2013
	50,000	(5)	—		—	$0.13	02/12/2019

Joe Pisano	100,000	(6)	—		—	$0.08	01/01/2011
	50,000	(7)	—		—	$0.13	01/01/2011

Andy Tsui	66,666	(8)	133,334	(8)	—	$0.08	12/11/2018

(1)

We granted Mr. Chung 200,000 options as of September 10, 2007. Such options vest and become exercisable as follows: 66,666 options vested on May 17, 2008; 66,666 options vested on May 17, 2009; and the final 66,668 options will vest on May 17, 2010.

(2)	We granted Mr. Chung 30,000 options as of January 22, 2008. Such options vested and became exercisable on July 23, 2008.

(3)	We granted Mr. Chung 100,000 options as of February 12, 2008. Such options vested and became exercisable on May 15, 2008.

(4)	We granted Mr. Chung 2,000,000 options as of December 29, 2008. Such options vested and became exercisable on December 29, 2009.

(5)	We granted Mr. Chung 50,000 options as of February 12, 2009. Such options vested and became exercisable on August 13, 2009.

(6)

We granted Mr. Pisano 100,000 options as of December 11, 2008. Such options vest and become exercisable as follows: 33,333 options will vest on December 11, 2009; 33,333 options will vest on December 11, 2010; and 33,334 options will vest on December 11, 2011. Pursuant to the severance agreement with Mr. Pisano entered into in March 2009, we agreed to waive all vesting conditions and early termination provisions relating to these options. All such options are exercisable until December 31, 2010 and expire on January 1, 2011.

(7)

We granted Mr. Pisano 50,000 options as of February 12, 2009. Pursuant to the severance agreement with Mr. Pisano entered into in March 2009; we agreed to waive all vesting conditions and early termination provisions relating to these options.  All such options are exercisable until December 31, 2010 and expire on January 1, 2011.

(8)

We granted Mr. Tsui 200,000 options as of December 11, 2008.  Such options vest and become exercisable as follows: 66,666 options vested on December 11, 2009; 66,667 options vest on December 11, 2010; and the final 66,668 options will vest on December 11, 2011.

2009 Director Compensation Table

Name	Fees Earned (b)	Stock Awards (c)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Vincent DiVito	$72,000	$—	$5,980	$—	$—	$—	$77,980
Paul Harvey	$40,000	$—	$5,980	$—	$—	$—	$45,980
Lorna Patajo-Kapunan	$40,000	$—	$5,980	$—	$—	$—	$45,980
John Crawford	$48,000	$—	$5,980	$—	$—	$—	$53,980
Daniel Sham	$40,000	$—	$9,887	$—	$—	$—	$49,887
Anthony Tyen	$48,000	$—	$9,887	$—	$—	$—	$57,887
Ted Chan	$40,000	$—	$9,887	$—	$—	$—	$49,887
Samuel Tsang	$—	$—	$25,145	$—	$—	$—	$25,145

The dollar amounts in column (d) reflect the values recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009, in accordance with ASC 718, Compensation-Stock Compensation, and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in footnote (1) to our audited financial statements for the fiscal year ended December 31, 2009.

Non-employee members of our board of directors received an initial grant of 100,000 options and, effective as of January 1, 2009, an annual grant of 50,000 options. The exercise price of such options is the market price of our common stock on the date of grant. Our directors are reimbursed for their out-of-pocket expenses related to their services as directors or meeting attendances. Commencing January 1, 2009, members of our board of directors that are not employees receive a quarterly fee of $12,000. The chairman of our audit committee receives an additional $6,000 per quarter.

Since both Mr. Clarence Chung and Mr. Samuel Tsang also serve as employees of Melco International Development Limited and, in accordance with Melco’s policy, they have unconditionally waived all their entitlements to the aforesaid quarterly fees.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling us pursuant to the provisions contained in our amended and restated articles of incorporation, our amended and restated bylaws, Nevada law or otherwise, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. If a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers or controlling persons in the successful defense of any action, suit, or proceeding, is asserted by such director, officer or controlling person, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of this issue.

Indemnification Agreements

We have entered into indemnification agreements with members of our board of directors and certain other employees in which we agreed to hold harmless and indemnify such directors, officers and employees to the fullest extent authorized under Nevada law, and to pay any and all related expenses reasonably incurred by the indemnitee. The relevant members of our board of directors are Mr. Clarence Chung, Mr. Vincent L. DiVito, Mr. John Crawford, Mr. Samuel Tsang, and Dr. Anthony Tyen.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the fiscal year ended December 31, 2009.

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in this annual report.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of March 15, 2010, by:

•                          All of our then current directors and executive officers, individually;

•                          All of our then current directors and executive officers, as a group; and

•                          All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 114,956,667 shares of our common stock outstanding as of March 15, 2010, according to the record ownership listings as of that date, the beneficial ownership reports filed by 5% beneficial owners with the SEC and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 15, 2010, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Elixir Gaming Technologies, Inc., Unit 3705, 37/F., The Centrium, 60 Wyndham Street, Central, Hong Kong.

Name of Director, Executive Officer or Nominee	Shares(1)		Percentage
Clarence (Yuk Man) Chung	3,020,041	(2)	2.6%

Andy (Kin Ming) Tsui	66,666	(2)	*

Vincent L. DiVito	254,000	(4)	*

John W. Crawford	180,000	(3)	*

Anthony (Kanhee) Tyen	150,000	(3)	*

Samuel (Yuen Wai) Tsang	616,666	(3)	*

All directors and executive officers as a group (6 persons)	4,278,373		3.7%

* Less than one percent

Name and Address of 5% Holders
Elixir Group Limited 38/F, The Centrium 60 Wyndham Street Central, Hong Kong	55,800,000	(5)	48.5%

James E. Crabbe Portland, Oregon	8,046,600	(6)	7.0%

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

(2)	Includes 175,000 shares held directly, 450,000 performance shares, and 2,395,041 shares issuable upon the exercise of stock options.

(3)	Represents common shares issuable upon the exercise of stock options.

(4)	Includes 50,000 shares held directly and 195,000 shares issuable upon the exercise of stock options.

(5)

Includes 10 million shares underlying vested and immediately exercisable warrants. The shares are owned directly by Elixir Group Limited, which is the indirect wholly-owned subsidiary of Melco International Development Limited. Melco is the indirect beneficial owner of the reported securities.

(6)	Includes 40,600 shares issuable upon the exercise of stock options.

Equity Compensation Plan Information

At our annual shareholders meeting on September 8, 2008, our stockholders approved our newly adopted 2008 Stock Incentive Plan (the “2008 Plan”).  The 2008 Plan became effective on January 1, 2009, and replaced two previous plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Previous Stock Option Plans”), both of which expired on December 31, 2008.

The 2008 Plan allows for incentive awards to eligible recipients consisting of:

•                          Options to purchase shares of common stock, that qualify as incentive stock options within the meaning of the Internal Revenue Code;

•                          Non-statutory stock options that do not qualify as incentive options;

•                          Restricted stock awards; and

•                          Performance stock awards, which may be subject to future achievement of performance criteria or free of any performance or vesting conditions.

The maximum number of shares reserved for issuance under the 2008 Plan is 5,000,000.  The exercise price of options granted under the 2008 Plan shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of our stock or any parent or subsidiary corporation of ours, in which case the exercise price shall then be 110% of the fair market value.

Although the Previous Stock Option Plans have expired, options granted under those plans and outstanding as of the expiration of the plans remain outstanding and exercisable according to their terms.  As of December 31, 2009, there were options outstanding under Previous Stock Option Plans and non-plan options to purchase 10,737,065 shares of our common stock with a weighted average exercise price per share of $1.84.  Part of the aforesaid outstanding options include the issuance of non-plan options to purchase five million shares of our common stock to certain employees and non-employees of Elixir Group as approved by our stockholders in September 2007 pursuant to the initial closing of the transactions under the Securities Purchase and Product Participation Agreement dated June 12, 2007 between us and Elixir Group. Each of such non-plan options had an exercise price of $2.90 per share and will vest over a three-year period and have a five-year term (save and except for certain modifications made pursuant to the severance agreements of certain of the relevant former officers or former employees).

The following table sets forth certain information as of December 31, 2009 about our stock option plans and our non-plan options under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	10,737,065	$1.84	4,500,000
Equity compensation plans not approved by security holders	—	—	—
Total	10,737,065	$1.84	4,500,000

The first column reflects outstanding stock options to purchase (i) 6,074,465 shares of common stock pursuant to our Amended and Restated 1999 Stock Option Plan, (ii) 92,600 shares of common stock pursuant to our Amended and Restated 1999 Directors’ Stock Option Plan, (iii) 4,070,000 shares of common stock pursuant to the options approved by our stockholders in September 2007 and (iv) 500,000 shares of common stock pursuant to our 2008 Stock Incentive Plan.

The third column reflects 4,500,000 shares available for issuance under our 2008 Stock Incentive Plan as of December 31, 2009.

Item 13.                 Certain Relationships and Related Transactions and Director Independence

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

With regard to transactions between us and our principal stockholder, Elixir Group, our board of directors has established a committee of the board, known as the conflicts committee, made up exclusively of at least three members of our board who satisfy the independence requirements of Section 803(A)(2) of the NYSE Amex Company Guide and meet the criteria for independence as set forth in Rule 10A-3(b)(1) under the Exchange Act, and who are not then, and during the two years prior to their appointment or election have not been, an officer, director, employee of or consultant or advisor to Elixir Group or any affiliate of Elixir Group. The conflicts committee operates under a charter that has been approved by our board of directors. While the original conflicts committee charter empowered the conflicts committee to veto any agreement or transaction between us and Elixir Group or any of its affiliates involving an aggregate amount in excess of $200,000, in November 2008, following the recommendation by all members of the conflicts committee, the board approved a revision of the charter requiring the conflicts committee to review and approve all material agreements or transactions, if any, between us and Elixir Group or its affiliates. The Company has filed with the SEC a current report on Form 8-K regarding such revision on April 27, 2009 and the revised charter took effect on May 5, 2009.

The conflicts committee charter shall not be amended or modified unless (i) such amendment or modification has been approved and recommended by a majority of the members of the conflicts committee and (ii) at least five business days preceding the effective date of such amendment or modification we have filed with the SEC a current report on Form 8-K that accurately and fully discloses the proposed amendment or modification and the basis for the conflicts committee’s recommendations.

Elixir Group Transactions

Product Participation Agreement and Exchange Agreement

In January 2007 and prior to the change in control as described below, Elixir Group Limited subscribed one million of new shares of common stock and 16 million warrants of our company (collectively, the “Original Warrants”).

On September 10, 2007 we underwent a change in control and a resultant change in our business model pursuant to the Securities Purchase and Product Participation Agreement (“Product Participation Agreement”) dated June 12, 2007 (as amended by an amendment dated October 21, 2007 and subsequently terminated on November 6, 2008), with our principal shareholder, Elixir Group Limited (“Elixir Group”), a wholly-owned subsidiary of Melco International Development Limited.  From September 2007 to November 6, 2008, Elixir Group, through its wholly-owned subsidiary Elixir International Limited, was our strategic partner in the electronic gaming machine participation business and in such capacity identified and secured on our behalf venues for the placement of electronic gaming machines and casino management systems, which track game performance and provide statistics on installed electronic gaming machines owned and leased by us.  We contracted with the venue owners for the placement of the electronic gaming machines on a revenue sharing basis. Elixir Group assisted the venue owners with the licensing and regulatory process, the physical design of the gaming floor and the installation of electronic gaming machines and systems.  Elixir Group acquired and installed the gaming machines, casino management systems and other gaming peripherals and upon completion of the set-up of the gaming floor, sold us the gaming machines and systems at its cost plus fifteen percent (15%).  Pursuant to the Product Participation Agreement, we agreed to issue to Elixir Group a controlling block of our common shares and grant Elixir Group the right to nominate a certain numbers of directors to our board of directors.

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

In December 2007, Elixir Group sold 10 million warrants that it received under the Product Participation Agreement (but which are not subject to the Exchange Agreement) together with 6 million Original Warrants to certain third party investors. As of the date of this filing, Elixir Group still holds 10 million Original Warrants, which however are going to expire on December 31, 2010.

On November 6, 2008, we entered into a letter of agreement terminating the Product Participation Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, Elixir Group and we agreed to terminate, with immediate effect, the Product Participation Agreement save and except for certain provisions therein regarding board representation, which includes but is not limited to, the continued presence until September 10, 2009 of at least two independent directors who served on the board since prior to the September 2007 close of the Product Participation Agreement. With such termination, Elixir Group ceased to have rights to identify suitable gaming venues for us and exclusive rights to supply electronic gaming machines and related equipment and systems for our participation business and, as a result, Elixir Group is no longer entitled to earn an aggregate of 41.4 million additional shares of our common stock under the Product Participation Agreement. In addition, on November 6, 2008, Elixir Group agreed to cancel warrants to purchase 66 million shares of our common stock, representing all the remaining outstanding warrants issued to Elixir Group pursuant to the Product Participation Agreement, which were subject to the Exchange Agreement.

In September 2007, our stockholders approved the issuance of options to purchase five million shares of our common stock pursuant to the initial closing of the transactions under the Product Participation Agreement to certain employees and non-employees. Each option had an exercise price of $2.90 per share and will vest over a three-year period and have a five-year term.

Purchase and Sale of Gaming Machines

During the fiscal year ended December 31, 2008, we purchased $32.6 million in value of electronic gaming machines, casino management systems and other peripherals from Elixir International Limited, a wholly-owned subsidiary of Elixir Group.

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

After the return of $13.9 million in value of electronic gaming machines, we had a receivable balance of $0.5 million and a note payable of $12.1 million as of December 31, 2008.  In addition, at December 31, 2008, we had deposits on orders with Elixir International totaling $348,232 for gaming machines, which were subsequently delivered in early 2009.

No purchases of electronic gaming machines were made from Elixir International during the fiscal year ended December 31, 2009.

Elixir Trade Credit Facility and Subsequent Amendments

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

An “event of default” occurs pursuant to the Facility Agreement if, among other things, we default in the payment when due of any principal or interest on any note issued pursuant to the Facility Agreement; or we become insolvent or generally fail to pay or admit in writing our inability to pay our debts as they become due; or we apply for, consent to, or acquiesce in the appointment of a trustee, receiver or other custodian for ourselves or any of our property, or make a general assignment for the benefit of our creditors; or a trustee, receiver or other custodian will otherwise be appointed for us or any of our assets and not be discharged within 30 days; or any bankruptcy, reorganization, debt arrangement, or other case or proceeding under any bankruptcy or insolvency law, or any dissolution or liquidation proceeding is commenced by or against us and be consented to or acquiesced in by us or remains undismissed for 30 days; or we take any corporate action to authorize, or in furtherance of, any of the foregoing; or any judgments, writs, warrants of attachment, executions or similar processes (not undisputedly covered by insurance) in an aggregate amount in excess of $100,000 is issued or levied against us or any of our assets and will not be released, vacated or fully bonded prior to any sale and in any event within 30 days after its issue or levy; or we become subject to pending or threatened litigation, arbitration or a governmental litigation or proceeding, not previously disclosed to Elixir International, and such action could have a material adverse affect on our operations or financial condition.

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

On November 6, 2008, and in connection with the Termination Agreement and Disposal Agreement described above, we entered into an Amendment of the Trade Credit Facility Agreement and Related Note with Elixir International (the “Facility Amendment Agreement”). Pursuant to the Facility Amendment Agreement, Elixir International surrendered to us the $15 million promissory note representing the Initial Advance to us in exchange for the issuance of a new promissory note (the “New Note”) for $12.1 million, the then outstanding principal at the time of the exchange, with the following new repayment terms: (a) the New Note and the interest accrued thereon shall be repaid in 24 equal monthly installments reset from January 1, 2009; (b) interest shall be accrued on the outstanding principal at the rate of five percent (5.0%) (instead of 8.0%) per annum starting from January 1, 2009; and no monthly repayments under the Initial Advance being required for the months of October, November and December 2008. Save for the said new repayment terms, all other terms under the Facility Agreement, including the “event of default” and “change of control” provisions remain unchanged.

On January 1, 2009, we began paying monthly installments of approximately $530,000 under the New Note and have paid or settled six installments during the six-month period ended June 30, 2009.  As at June 30, 2009, the unpaid principal balance under the New Note was approximately $9.2 million (the “Outstanding Principal”). On July 24, 2009, for the purpose of improving our financial flexibility to capitalize on potential growth and investment opportunities, such as expansion of our placements and operation of electronic gaming machines on a participation basis in new venues, at our request, Elixir International entered into

Amendment No. 2 to the Trade Credit Facility Agreement and Related Note with us (the “Second Facility Amendment Agreement”).  Pursuant to the Second Facility Amendment Agreement, Elixir International agreed to restructure the payment schedule of the Outstanding Principal. Under the revised payment schedule, we are not required to make any repayments of principal or interest under the Facility Agreement until July 1, 2010 provided that interest at the rate of 5% continues to accrue on the Outstanding Principal balance. The repayment of the Outstanding Principal balance and interest accrued thereon are to be repaid in 18 equal monthly installments commencing on July 1, 2010.

None of the Facility Agreement, the Facility Amendment Agreement or the Second Facility Amendment Agreement includes a commitment on the part of Elixir International for granting any further credit or other facilities to us. We do not expect to receive any further amounts of credit or other facilities under the Facility Agreement as amended by the Facility Amendment Agreement and the Second Facility Amendment Agreement.

Melco Transactions

Services Agreements

On May 18, 2009, we entered into two services agreements with Melco Services Limited (“Melco Services”), a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of our principal shareholder, Elixir Group Limited.

One of the services agreements involves the outsourcing of our internal audit functions to Melco Services (the “IA Services Agreement”) and pursuant to the terms thereof, with effect from the date of the IA Services Agreement, the internal audit personnel of Melco Services became responsible for providing the following services to us:

•	reporting to the our audit committee on internal audit matters and SOX 404 compliance issues; and

•

conducting risk assessment and internal control reviews of our business processes with the support of our internal audit team. It is anticipated that such reviews will be conducted with reference to our internal audit charter and annual audit schedules approved by our audit committee.

The consideration payable by us for the aforesaid internal audit related services is HK$120,000 (equivalent to approximately US$15,500) per quarter. Effective October 1, 2009, Melco Services and our Company mutually agreed to reduce, the quarterly fee payable under the IA services agreement from HK$120,000 (equivalent to approximately $15,500) per quarter to HK$1 (equivalent to $0.13) per quarter. In October 2009, we recruited internal audit personnel as our employees to perform the internal audit works for us under the guidance and assistance of the internal audit director of Melco Services.

The other services agreement relates to the provision of information technology systems support and human resources related services by Melco Services (the “IT & HR Services Agreement”). Pursuant to the terms of the IT & HR Services Agreement, with effect from the date thereof, the information technology and human resources personnel of Melco Services became responsible for providing the following services to us:

•	handling our network infrastructure and server systems;

•	performing the network and systems management tasks in accordance with our information technology policies and procedures;

•	providing human resources services to those of our staff who are located in the Hong Kong office;

•	monitoring and advising on human resources policies and practices in general;

•

upon the request of our chief executive officer, monitoring and re-designing, if necessary, the salary packages and related fringe benefits of our staff (subject to any necessary review or approval by our compensation committee);

•	acting as a consultant in human resource areas when requested by our compensation committee; and

•	standardizing and re-organizing human resources documentation flows and enhancing the inter-office communications between our Hong Kong and overseas offices.

The consideration payable by us for the aforesaid information technology systems support and human resources related services is HK$112,500 (equivalent to approximately US$14,500) per quarter. Effective October 1, 2009, Melco Services and our Company mutually agreed to terminate the IT & HR Agreement.

Save for the aforesaid differences, the two services agreements are for identical terms and both carry an initial term commencing from the date of the relevant agreement to March 31, 2010 (subject to automatic renewal of additional annual periods unless otherwise terminated by either party before the expiration of the relevant annual term). Also, either party may terminate the relevant services agreement by thirty (30) days prior written notice if the other party is in breach or by at least ninety (90) days prior written notice without cause. Meanwhile, both services agreements contain the customary confidentiality provisions, and each party and its personnel shall abide by such provisions during and after the performance of the relevant services.

Item 14.                 Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the fiscal years ended December 31, 2009 and 2008 by our independent registered public accounting firms for such years, as of the filing dates, Ernst & Young (Hong Kong) for the audit of our consolidated financial statements for the fiscal years ended December 31, 2009 and 2008, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and accounting and auditing assistance relative to acquisition accounting and reporting.

	2009	2008
Audit Fees	$362,603	$485,346
Audit-Related Fees	—	41,234
Tax Fees	26,000	—
	$388,603	$526,580

Audit Committee Pre-Approval Policies

Our audit committee approves all audit fees, audit-related fees, tax fees and special engagement fees.  The audit committee approved 100% of such fees for the fiscal year ended December 31, 2009.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a) Financial statements

Reference is made to the Index and Financial Statements under Item 8 in Part II hereof where these documents are listed.

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

10.4	Form of Indemnification Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.

10.5	Amended and Restated 1999 Stock Option Plan. (Incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003) (Note (2)).

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

10.41

Distribution, Service and Support Agreement dated June 4, 2007 between registrant and Suzo Happ Group. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 31, 2008).

10.42

Trade Credit Facility Agreement between registrant and Elixir International Limited dated as of April 21, 2008. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on April 29, 2008).

10.43	Separation Agreement between Gordon Yuen and registrant. (Incorporated by reference from the registrant’s current report on Form 8-K filed on November 14, 2008). (Note (2))

10.44

Letter of agreement between registrant and Elixir Group Ltd dated as of November 6, 2008 terminating the Securities Purchase and Product Participation Agreement. (Incorporated by reference from the registrant’s current report on Form 8-K filed on November 14, 2008).

10.45

Machines Disposal Agreement between registrant and Elixir International Limited dated as of November 6, 2008. (Incorporated by reference from the registrant’s current report on Form 8-K filed on November 14, 2008).

10.46

Amendment of the Trade Credit Facility Agreement and Related Note between registrant and Elixir International Limited dated as of November 6, 2008. (Incorporated by reference from the registrant’s current report on Form 8-K filed on November 14, 2008).

10.47

Purchase and Settlement Agreement between registrant and Shuffle Master, Inc. dated as of March 16, 2009. (Incorporated by reference from Exhibit 10.47 to the registrant’s annual report on Form 10K filed on March 30, 2009).

10.48

Termination Agreement between registrant and Happ Controls, Inc. (Suzo Happ) dated as of March 13, 2009. (Incorporated by reference from Exhibit 10.48 to the registrant’s annual report on Form 10K filed on March 30, 2009).

10.49

Machines Operation and Participation Agreement by and among the registrant, Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited dated as of December 13, 2008. (Incorporated by reference from Exhibit 10.49 to the registrant’s annual report on Form 10K filed on March 30, 2009).

10.50

Heads of Terms for Supply of Gaming Terminals between Elixir Gaming Technologies (Hong Kong) Limited and Scientific Games World Limited dated as of November 19, 2008. (Incorporated by reference from Exhibit 10.50 to the registrant’s annual report on Form 10K filed on March 30, 2009).

10.51	Separation Agreement between Joseph Pisano and registrant dated as of March 31, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on April 1, 2009) (Note (2)).

10.52

Executive Employment Agreement between Elixir Gaming Technologies (Hong Kong) Limited and Clarence Chung dated as of April 20, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on April 22, 2009) (Note (2)).

10.53	Two Services Agreements between registrant and Melco Services Limited dated as of May 18, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 18, 2009).

10.54

Amendment No. 2 to Trade Credit Facility Agreement and Related Note between registrant and Elixir International Limited dated as of July 24, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on July 30, 2009).

10.55

Option Deed between Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited as of July 25, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on July 30, 2009).

10.56

Executive Employment Agreement between Elixir Gaming Technologies (Hong Kong) Limited and Clarence Chung dated as of November 10, 2009. (Incorporated by reference from Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on November 10, 2009) (Note (2)).

10.57

Machines Operation and Participation Agreement by and among the registrant, Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited dated as of July 25, 2009. (Incorporated by reference from the registrant's current report on Form 8-K filed on February 11, 2010) (Note (1)).

10.58	2008 Stock Incentive Plan (Incorporated by reference from the registrant's definitive proxy statement filed on August 20, 2008) (Note (2)).

10.59	Deed of Release dated June 27, 2009 between, inter alia, registrant and William Purton

10.60	Machines Operation and Participation Consolidation Agreement by and among the registrant, Elixir Gaming Technologies (Cambodia) Limited and NagaWorld Limited dated as of December 30, 2009 (Note (1)).

10.61	Restricted Stock Agreement between registrant and Clarence Chung dated as of January 22, 2010 (Note (2)).

21.1	List of subsidiaries of registrant. (Incorporated by reference from Exhibit 21.1 to the registrant’s annual report on Form 10- K filed on March 30, 2009).

23.1	Consent of Ernst & Young.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Notes:

(1)

Certain portions of the exhibit have been omitted pursuant to Registrant’s confidential treatment request filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The omitted text has been filed separately with the Commission.

(2)	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ELIXIR GAMING TECHNOLOGIES, INC.

Date: March 30, 2010	By:	/s/Clarence Chung
Clarence Chung
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Clarence Chung	Chief Executive Officer	March 30, 2010
Clarence Chung	(Principal Executive Officer)

/s/Andy Tsui	Chief Accounting Officer	March 30, 2010
Andy Tsui	(Principal Financial Officer)

/s/Vincent L. DiVito	Director	March 30, 2010
Vincent L. DiVito

/s/John W. Crawford, J.P.	Director	March 30, 2010
John W. Crawford, J.P.

/s/Samuel Tsang	Director	March 30, 2010
Samuel Tsang

/s/Anthony Tyen, Ph.D.	Director	March 30, 2010
Anthony Tyen, Ph.D.