Form 10-Q
period 2010-03-31
Elixir Gaming Technologies, Inc.
filed 2010-05-14
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Unit 3705, 37/F The Centrium

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

As of March 31, 2010, 115,879,394 shares of common stock of Elixir Gaming Technologies, Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.                                   Financial Statements

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,094	$4,190
Accounts receivable, trade, net	2,122	2,670
Due from a related party	12	12
Other receivables	167	195
Inventories	956	621
Assets held for sale	905	930
Prepaid commitment fees	3,359	4,838
Deferred tax assets	90	90
Prepaid expenses and other current assets	1,059	770
Total current assets	13,764	14,316

Accounts receivable, trade, net of current portion	68	106
Gaming equipment and systems, net	25,750	26,507
Property and equipment, net	3,164	3,322
Intangible assets, net	2,925	3,026
Goodwill	84	84
Contract amendment fees	1,356	688
Prepaids, deposits and other assets	293	408
Total assets	$47,404	$48,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,162	$1,125
Amount due to a related party	32	46
Accrued expenses	1,762	2,325
Notes payable to a related party, current portion	4,721	3,128
Capital lease obligations, current portion	173	187
Customer deposits and others	72	78
Total current liabilities	7,922	6,889

Notes payable to a related party, net of current portion	4,786	6,265
Capital lease obligations, net of current portion	389	414
Other liabilities	762	604
Deferred tax liabilities	1,019	877
Total liabilities	14,878	15,049

Stockholders’ equity:
Common stock, $.001 par value, 300,000,000 shares authorized; and 115,879,394 and 114,956,667 shares issued and outstanding	116	115
Additional paid-in-capital	415,156	414,864
Accumulated other comprehensive losses	(157)	(645)
Accumulated deficit	(382,589)	(380,926)
Total stockholders’ equity	32,526	33,408
Total liabilities and stockholders’ equity	$47,404	$48,457

The notes to consolidated financial statements are an integral part of these consolidated statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Gaming machine participation	$2,836	$946
Table game products	121	78
Non-gaming products	1,411	678
	4,368	1,702
Operating costs and expenses:
Cost of gaming machine participation
Machine depreciation	1,886	2,390
Write-off of gaming assets	116	379
Other operating costs	226	341
Cost of table game products	90	25
Cost of non-gaming products	1,401	713
Selling, general and administrative	1,716	2,799
Research and development	85	55
Depreciation and amortization	229	309
Restructuring charges	37	499
Total operating costs and expense	5,786	7,510

Loss from operations	(1,418)	(5,808)

Other income/(expense):
Interest expense and finance fees	(122)	(136)
Interest income	12	38
Foreign currency gains/(losses)	9	(127)
Other	91	13
Total other expense	(10)	(212)

Loss before income tax and discontinued operations	(1,428)	(6,020)

Income tax expense	(235)	(3)

Net loss from continuing operations	(1,663)	(6,023)
Net loss from discontinued operations, net of tax	—	(218)

Net loss	$(1,663)	$(6,241)

Loss per share:
Loss from continuing operations	$(0.01)	$(0.05)
Loss from discontinued operations	—	(0.00)
Basic and diluted loss per share	(0.01)	(0.05)

Weighted average common shares outstanding	114,967	114,957

The notes to consolidated financial statements are an integral part of these consolidated statements.

ELIXIR GAMING TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,663)	$(6,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Income tax expense	142	3
Foreign currency (gains)/losses	(9)	125
Depreciation of gaming machines and systems and property and equipment	2,130	2,661
Restructuring charges	—	29
Amortization of intangible assets	101	149
Amortization of deferred interest	—	7
Stock-based compensation	294	202
Write-off of gaming assets	116	379
Provision for bad debt expense	—	12
Changes in operating assets and liabilities:
Accounts receivable and other receivables	612	(433)
Inventories	(319)	(1,220)
Customer deposits	(8)	—
Prepaid expenses and other current assets	183	318
Prepaids, deposits and other assets	55	308
Prepaid commitment fees	1,153	—
Contract amendment fees	(668)	—
Accounts payable	10	1,139
Amount due (to)/from related parties	(14)	563
Deferred revenue	—	180
Accrued expenses and other current liabilities	(425)	471
Income tax payable	93	—
Net cash provided by/(used in) operating activities	1,783	(1,348)

Cash flows from investing activities:
Purchase of property and equipment	(15)	—
Sale of shuffler business	—	2,400
Purchase of gaming machines, systems and deposits paid	(877)	(1,163)
Sale of gaming machines, property and equipment	30	70
Net cash provided by/(used in) investing activities	(862)	1,307

Cash flows from financing activities:
Repayment of short-term debt and leases	(57)	(87)
Repayment of notes payable	—	(1,462)
Net cash used in financing activities	$(57)	$(1,549)

Effect of exchange rate changes on cash	40	(33)
Increase/(Decrease) in cash and cash equivalents	904	(1,623)
Cash and cash equivalents at beginning of period	4,190	14,504
Cash and cash equivalents at end of period	$5,094	$12,881

Supplemental disclosure of cash flow information
Interest paid	$17	$169

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 30, 2010.

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

Cash and Cash Equivalents

All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.  The Company places its cash with financial institutions.  At March 31, 2010, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by $4.8 million.

Accounts Receivable and Allowances for Doubtful Accounts

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

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360, Property, Plant and Equipment.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition.  If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.  There are no other impairment charges for long-lived assets for the three months ended March 31, 2010 except for the write-off of $116,000 in infrastructure costs due to the closure of one under-performing venue in the Philippines.

Prepaids, Deposits and Other Current Assets

Prepaids, deposits and other current assets consist primarily of prepaid value-added taxes in foreign countries, sales tax in dispute and deposits.  The Company has restricted cash in the amount of $100,000 in the form of a certificate of deposit as security on a lease.  The restriction for the security deposit will be removed in February 2012 upon termination of the lease.  Restricted cash has been recorded in deposits and other assets in the accompanying consolidated balance sheets.

Gaming Machines and Systems

Gaming machines and systems are stated at cost.  The Company depreciates new gaming machines and systems over a five-year useful life and depreciates refurbished gaming machines over a three-year useful life once placed in service. Depreciation of gaming machines and systems of approximately $1.9 million and $2.4 million are included in cost of gaming machine participation in the consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009, respectively. Any subsequent costs relating to gaming machine redeployments are expensed in the period when incurred.

Property and Equipment

Property and equipment items are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to five years, which in the case of leasehold improvements, is limited to the lives of the leases and throughout the renewal period so long as renewal is reasonably assured. Depreciation of property and equipment of approximately $116,000 and $54,000 is included in cost of operations (table game products or non-gaming products) in the consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009, respectively.

Goodwill and Intangible Assets

Goodwill primarily resulted from a business combination. The Company adopted ASC 350, Intangibles — Goodwill and Other, effective January 1, 2002. Under ASC 350, goodwill is no longer amortized but is subject to periodic impairment tests.

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

The Company measures and tests goodwill and intangible assets for impairment in accordance with ASC 350, Intangible — Goodwill and Other, and ASC 360, Property, Plant and Equipment, at least annually on December 31 or more often if there are indicators of impairment.

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

Commitment fees paid to the venue operator where the agreement stipulates that the fees will be recovered from the daily net win sharing are capitalized as assets. As required by ASC 605-50, Customer Payments and Incentives, the cash consideration received for the portion of net winnings relating to the commitment fees is amortized as a reduction of revenue if the expected benefit from commitment fees cannot be separately identified or reasonably estimated. We had prepaid commitment fees of approximately $3.4 million and $4.8 million as of March 31, 2010 and December 31, 2009, respectively.

Commitment fees paid to the venue operators relating to contract amendments are also capitalized as assets and amortized as a reduction of revenue fees over the term of the amended contracts. We had contract amendment fees of approximately $1.4 million and $688,000 as of March 31, 2010 and December 31, 2009, respectively.

Table Game and Non-Gaming Product Revenues

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

Stock-Based Compensation

The Company adopted ASC 718, Compensation-Stock Compensation, to account for all its stock-based compensation beginning January 1, 2006, and elected the modified prospective method of transition. Under the fair value recognition provisions of ASC 718, for stock-based compensation accrued to employees and non-employee directors, the Company recognizes stock-based compensation expense for all service-based awards with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.   Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability.

Stock-based compensation expense totaled approximately $294,000 and $202,000 for the three-month periods ended March 31, 2010 and 2009, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.  See Note 12 for additional information regarding these assumptions.

Research and Development Expenses

Research and development costs are charged to expense as incurred.  Employee related costs associated with product development are included in research and development costs.  The Company incurred approximately $85,000 and $55,000 in research and development expenses for the three-month periods ended March 31, 2010 and 2009, respectively.

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

Fair Value Measurements

Fair value is defined under ASC 820, Fair Value Measurement and Disclosures, as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable input and minimize the use of unobservable input. The standard establishes a fair value hierarchy based on three levels of input, of which the first two are considered observable and the last unobservable.

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

At March 31, 2010, cash and cash equivalents included $863,000 in bank deposits, which are reported at fair value.  The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC is an aggregation of previously issued authoritative U.S. generally accepted accounting principles (GAAP) in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).

In April 2009, the FASB amended ASC 820, Fair Value Measurement and Disclosures, in which, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with ASC 820. The Company adopted this amendment and there was no material impact on the financial position, results of operations or cash flows.

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

Note 2.                                  Segments

The Company currently conducts business in three operating segments: (i) gaming machine participation operations; (ii) table game product operations, which after the sale of the shuffler and deck checker assets that was completed in April 2009 consist exclusively of gaming chips and plaques; and (iii) non-gaming product operations, which consist primarily of the Dolphin Advanced Technologies Pty Ltd (“Dolphin”) automotive components. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.  The following table presents the financial information for each of the Company’s operating segments.

	Three Months Ended March 31,
(amounts in thousands)	2010	2009
Revenues:
Gaming machine participation operations	$2,836	$946
Table game product operations	121	78
Non-gaming product operations	1,411	678
Total revenues	$4,368	$1,702

Operating income/(loss):
Gaming machine participation operations gross margin	$608	$(2,164)
Table game product operations gross margin	31	53
Non-gaming product operations gross margin	10	(35)
Corporate and other operating costs and expenses	(2,067)	(3,662)
Total operating loss	$(1,418)	$(5,808)

Depreciation and amortization:
Gaming machine participation operations	$1,886	$2,390
Table game product operations	128	186
Non-gaming product operations	90	19
Corporate	127	158
Total depreciation and amortization	$2,231	$2,753

Geographic segment revenues for the three-month periods ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
(amounts in thousands)	2010	2009
Cambodia	$2,003	$318
Macau	72	—
Philippines	833	636
Other Asian countries	110	75
Australia	1,159	648
Europe	108	—
Other	83	25
	$4,368	$1,702

For the three-month periods ended March 31, 2010 and 2009, in the gaming machine participation segment, one customer represented 71% and 33%, respectively, of total participation revenue.  For the three-month periods ended March 31, 2010 and 2009, in the table game products segment, the largest customer represented 58% and 0%, respectively, of total gaming chip product sales. For the three-month periods ended March 31, 2010 and 2009, within the non-gaming products segment, one customer represented 27% and 37%, respectively, of total non-gaming product sales.

Note 3.                                  Inventories

Inventories consist of the following:

(amounts in thousands)	March 31, 2010	December 31, 2009
	(Unaudited)
Raw materials	$607	$369
Finished goods	349	252
	$956	$621

Note 4.                                  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(amounts in thousands)	March 31, 2010	December 31, 2009
	(Unaudited)
Prepaid taxes	$582	$374
Prepayments to suppliers	171	355
Deposits on gaming machine orders	299	31
Other	7	10
	$1,059	$770

Note 5.             Receivables

Accounts and other receivables consist of the following:

(amounts in thousands)	March 31, 2010	December 31, 2009
	(Unaudited)
Trade accounts	$2,197	$2,784
Other	167	195
	2,364	2,979
Less: allowance for doubtful accounts	(7)	(8)
Net	$2,357	$2,971
Current portion	2,289	2,865
Non-current portion	$68	$106

Bad debt expenses for the three-month periods ended March 31, 2010 and 2009 were $NIL and $12,000, respectively, which were recorded in selling, general and administrative expenses in the consolidated statements of operations.

Note 6.             Gaming Equipment and Systems

The major categories of gaming equipment and systems and accumulated depreciation consist of the following:

(amounts in thousands)	Useful Life (years)	March 31, 2010	December 31, 2009
		(Unaudited)
Gaming equipment	3 – 5	$40,757	$39,730
Systems	5	3,701	3,520
		44,458	43,250
Less: accumulated depreciation		(18,708)	(16,743)
		$25,750	$26,507

Depreciation expenses for the three-month periods ended March 31, 2010 and 2009 were approximately $1.9 million and $2.4 million, respectively, which were recorded in cost of gaming machine participation in the consolidated statements of operations.

Note 7.             Property and Equipment

Property and equipment consist of the following:

(amounts in thousands)	Useful Life (years)	March 31, 2010	December 31, 2009
		(Unaudited)
Equipment and vehicles, furniture and fixtures	3 – 5	6,509	6,349
Leasehold improvements	5	833	814
		7,342	7,163
Less accumulated depreciation		(4,178)	(3,841)
		$3,164	$3,322

Note 8.             Intangible Assets, including Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other, and ASC 360, Property, Plant, and Equipment, the Company reviews goodwill and intangibles for impairment on an annual basis at December 31 or more frequently if events or circumstances indicate that the carrying values may not be recoverable. No circumstances during the three-month period ended March 31, 2010 indicated any further impairment provisions were necessary.

The Company’s definite-life intangible assets are subject to amortization as follows:

(amounts in thousands)	Useful Life (years)	March 31, 2010	December 31, 2009
		(Unaudited)
Patents	10	$2,577	$2,577
Less: accumulated amortization		(966)	(902)

Customer relationships	10-13	1,684	1,684
Less: accumulated amortization		(725)	(698)

Trademarks	10-13	505	505
Less: accumulated amortization		(150)	(140)
Total		$2,925	$3,026

At March 31, 2010 and December 31, 2009, the Company’s goodwill was $84,210.

Note 9.             Prepaids, Deposits and Other Assets

Deposits and other assets consist of the following:

(amounts in thousands)	March 31, 2010	December 31, 2009
	(Unaudited)
Office equipment rental deposits	$57	$74
Sales tax in dispute	84	84
Restricted cash	114	113
Prepaid value-added tax	37	136
Other	1	1
Total	$293	$408

Note 10.           Accrued Expenses

Accrued expenses consist of the following:

(amounts in thousands)	March 31, 2010	December 31, 2009
	(Unaudited)
Payroll and related costs	$566	$599
Interest	119	128
Legal, accounting and tax	97	146
Deposits from customers	—	28
Accrued tax expenses	755	747
Deferred rent	47	46
Other	178	631
Total	$1,762	$2,325

Note 11.           Debt and Capital Lease Obligations

Debt and capital lease obligations consist of the following:

(amounts in thousands)	March 31, 2010	December 31, 2009
	(Unaudited)
Note payable to a related party with interest at 5% (Note 13)	$9,507	$9,393
Capital lease obligations to an Australian bank at various interest rates and collateralized by equipment	562	599
Capital lease obligations for furniture, tooling and equipment	—	2
Total	10,069	9,994
Less current portion	(4,894)	(3,315)
Long-term portion	$5,175	$6,679

On November 6, 2008, in accordance with the amended Trade Credit Facility Agreement, Elixir International Limited (“Elixir International”), a wholly-owned subsidiary of Elixir Group Limited, which is the principal shareholder of the Company, surrendered its initial advance of $15.0 million to the Company in exchange for a new promissory note for the outstanding principal amount of $12.1 million.  The outstanding principal and the interest accrued (revised from 8% to 5%) thereon was to be repaid in 24 equal monthly installments reset from January 1, 2009. On July 24, 2009, the Company entered into Amendment No. 2 to the Trade Credit Facility Agreement with Elixir International to defer the repayment of principal and interest on the outstanding principal balance of $9.2 million until July 2010.  Interest continues to accrue at the rate of 5%.  Repayments in 18 equal monthly installments will resume on July 1, 2010.  (See Note 13).

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

The maximum number of shares reserved for issuance under the Plan is 5,000,000. The exercise price of options granted under the Plan shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, in which case the exercise price of any incentive stock option granted under the Plan shall then be 110% of the fair market value.

During the three-month period ended March 31, 2010, stock options for the purchase of 2,075,000 shares of common stock were granted with a weighted average exercise price of $0.28 and weighted average fair value of $0.23 per share and will vest from six-month and one day periods to three-year periods.   During the three-month period, 472,727 restricted stock awards with a fair value of $0.27 per share were issued.  The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational/and financial performance milestones. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of change in assessment of probability.

In addition, during the first quarter of 2010, we granted 450,000 performance stock awards with a fair value of $0.27 per share.

Prior to January 1, 2009, the Company had two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Stock Option Plans”), through which 15,000,000 shares and 300,000 shares were authorized, respectively.  Both Stock Option Plans expired on December 31, 2008.

As of March 31, 2010, 8,269,913 stock options were exercisable with a weighted average exercise price of $1.74, a weighted average fair value of $0.22, and an aggregate intrinsic value of $408,000.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2009	10,737,065	$1.84	4.32	$502
Granted	2,997,727	$		—
Exercised	(922,727)	—	—	—
Cancelled	(153,799)	$2.24	—	—
Outstanding as of March 31, 2010	12,658,266	$1.52	5.13	$502
Exercisable as of March 31, 2010	8,269,913	$1.74	3.86	408

Warrants

A summary of the status of the Company’s warrants outstanding at March 31, 2010 and changes during the three-month period then ended is presented in the table below.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2009	13,125,000	$1.86	1.12	—
Grant/(exercise or cancelled)	—	—	—	—
Exercisable as of March 31, 2010	13,125,000	1.86	0.87	—

There were no warrants granted, exercised or cancelled during the three-month period ended March 31, 2010.  Outstanding and exercisable warrants have no aggregate intrinsic value as of March 31, 2010 due to the fair market value of the Company’s stock as of that date.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options and warrants granted during the three-month periods ended March 31, 2010 and 2009:

	March 31,
	2010		2009
	Low	High	Low	High
Range of values:
Expected volatility	129.51%	173.76%	136.27%	316.92%
Expected dividends	—	—	—	—
Expected term (in years)	2.92	9.96	1.88	9.70
Risk-free rate	3.62%	3.85%	0.81%	2.71%

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

Note 13.           Related Party Transactions

At March 31, 2010 and December 31, 2009, the notes payable to Elixir International relating to purchases of electronic gaming machines, casino management systems and other peripherals had outstanding principal amounts and additional accrued interest totaling $9.5 million and $9.4 million, respectively.

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

Pursuant to the Facility Agreement, the Company was obligated to repay the principal, plus any accrued interest thereon, of the Initial Advance in 24 equal monthly installments after the date of issue.  The Initial Advance is subject to demand by Elixir International for immediate payment only if there is either an event of default or a change of control as defined in the Facility Agreement. Pursuant to an amendment to the Facility Agreement dated November 6, 2008 between the parties, Elixir International surrendered the note of Initial Advance to the Company in exchange for the issuance of a new promissory note for the then outstanding principal amount of $12.1 million with the following new repayment terms: (a)  the outstanding principal amount and the interest accrued thereon shall be repaid in 24 equal monthly installments reset from January 1, 2009; (b) interest shall be accrued on the outstanding principal at the rate of five percent (5.0%)  per annum starting from January 1, 2009; and no monthly repayments under the new note were required for the months of October, November and December 2008.  On July 24, 2009, the

Company entered into another agreement with Elixir International to further amend the unsecured promissory note issued by the Company. Under these recently amended note terms, which became effective as of July 1, 2009, the Company is entitled to defer the repayment of principal and interest on the outstanding principal balance of the note of $9.2 million until July 2010 with interest at the same rate of 5% continuing to accrue (See Note 11). On April 20, 2010, in relation to the disposal of Elixir International by our principal shareholder, Elixir Group Limited, Elixir International assigned and transferred all its rights and obligations under the Facility Agreement and the note to Elixir Group Limited. The said assignment and transfer does not have any impact on the note terms or the repayment obligations of the Company save and except that when the repayment schedule resumed in July 2010, the monthly repayment of principal and interest under the note will be made to or at the direction of Elixir Group Limited instead of Elixir International (See Note 19).

Effective January 1, 2010, the Company sub-leased office space from Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of our principal shareholder, Elixir Group Limited. In addition, Melco Service Limited provided technical service to support network and hardware maintenance for the leased office area. Other expenses that the Company paid on behalf of Melco Service Limited included network communication and travel expenses.

Significant revenues, purchases and expenses arising from transactions with related parties for the three-month periods ended March 31, 2010 and 2009 are as follows:

(amounts in thousands)	2010	2009
Elixir International Limited
Trade sales of gaming products	$—	$52

Melco Services Limited
Technical services	$10	—
Office rental	$36	—
Expenses paid on behalf of the Company (net)	$(16)	—

Note 14.           Income Taxes

Reported income tax rates for the three-month periods ended March 31, 2010 and 2009 were (16.5)% and 0.05%, respectively. For the three-month period ended March 31, 2010, the Company recorded taxable income from one of its foreign operations while it incurred a net loss from operations on a consolidated basis. Such foreign operation is expected to continue to be profitable for the full year of 2010 and, accordingly, tax expense is recorded in the three-month period ended March 31, 2010 resulting in a negative effective tax rate.

Note 15.           Restructuring Charges

In accordance with ASC 420, Exit and Disposal Cost Obligations, the Company incurred restructuring charges for the three-month periods ended March 31, 2010 and 2009 of approximately $37,000 and $499,000, respectively.  The restructuring charge during the three-month period ended March 31, 2010 was for severance wages and benefits related to the termination of employees.

The restructuring charge during the three-month period ended March 31, 2009 was for the write-down of the remaining China plant equipment and the severance wages and benefits related to the termination of employees.  The amounts represent the contractual and other agreements with employees, which only include charges for termination benefits measured at the estimated fair value at the termination date. Restructuring expenses and related charges incurred at March 31, 2009 were subsequently paid or settled.

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

In relation to this Purchase and Settlement Agreement, the Company terminated a distributorship arrangement of the relevant products with a distributor in Europe and, pursuant to the termination arrangement the Company was required to buy back certain inventories of the relevant products kept by the distributor. The estimated liability was approximately $248,000 which was recorded as liabilities related to discontinued operations. After taking into account such buy-back obligation, the Company recognized a gain relating to the asset disposal of approximately $1.71 million in the three-month period ended June 30, 2009.

As a result of the sale to Shuffle Master, the China facility became redundant and, therefore, was completely closed at the end of April 2009. This operation was part of the table game segment and the Company classified the China facility as discontinued operations.

The following table details selected financial information for the discontinued operations in the consolidated statements of operations.

	Three Months Ended March 31,
(amounts in thousands)	2010	2009
Loss from operations	$—	$(218)
Gain on disposal	—	—
Income tax expense	—	—
Loss from discontinued operations, net of tax	$—	$(218)

The estimated effective tax for discontinued operations is zero. Therefore, there is no income tax benefit associated with the loss from operations.

Note 17.           Commitments and Contingencies

Legal Matters

The Company is a party to legal matters as discussed below.

Sales Tax Audit

In February 2004, the State of Nevada initiated a sales/use tax audit of our equipment lessors. As of the date of this filing, the State of Nevada has not made a determination if there has been a double tax payment of the sales/use tax.  Based on the follow-up reviews with the Nevada Department of Tax, the Company made a provision of $350,000.  As of March 31, 2010, we had a receivable balance $84,000 relating to the possible refund. We will continue to assess the collectability and make appropriate adjustments when necessary.

Prime Mover/Strata Litigation

On March 26, 2010, certain shareholders of the Company including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd (collectively, the “Plaintiffs”) filed in the United States District Court for the Southern District of New York a complaint (the “Complaint”) against certain defendants including the Company and certain other current and former directors and officers of the Company.  Although the Complaint was filed on March 26, 2010, the Company was not made aware of it until March 31, 2010, the date immediately after the Company’s filing of its Form 10-K for the fiscal year ended December 31, 2009.

The Complaint alleges claims related to disclosures concerning the Company’s electronic gaming machine participation business (the “Participation Business”), including but not limited to the alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, violations of Nevada Revised Statutes Sections 90.580(e) and 90.660(3), breach of fiduciary duty, and negligent misrepresentations.  The Plaintiffs allege that the Company and certain other defendants made false and misleading statements about the Participation Business in filings with the SEC, press releases, and other industry and investor conferences and meetings during the period from June 13, 2007 and August 13, 2008 and that the Plaintiffs then purchased the securities at the inflated prices and later suffered economic losses when the price of the Company’s securities decreased.

The Plaintiffs seek unspecified damages, as well as interest, costs and attorneys’ fees.  The Company has engaged legal counsel to consider the claims set forth in the Complaint and the Company intends to defend vigorously and respond to the Complaint in a time and manner consistent with applicable federal and state laws. As the litigation is at a very preliminary stage, it is not possible to predict the likely outcome of the case or the probable loss, if any, and, accordingly, no accrual has been made for any possible losses in connection with this matter.

Note 18.           Loss Per Share

Basic loss per share is computed by dividing the reported net loss for the period by the weighted average number of common shares outstanding during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

Note 19.           Subsequent Events

On April 20, 2010, the Company entered into a Deed of Assignment and Novation and Consent (the “Deed of Assignment”) with Elixir International and Elixir Group Limited. Pursuant to the Deed of Assignment, the Company agreed to the assignment and transfer by Elixir International of all its rights and obligations under the Facility Agreement and the related promissory note (See Note 13) to Elixir Group Limited, our principal shareholder, with immediate effect. The said assignment and transfer was made in relation to the disposal of Elixir International by Elixir Group Limited and does not have any impact on the note terms or the repayment obligations of the Company save and except that when the repayment schedule resumes in July 2010, the monthly repayment of principal and interest under the note will be made to or at the direction of Elixir Group Limited instead of Elixir International.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 30, 2010 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, are included in the section “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 30, 2010.

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

As of March 31, 2010, our gaming machine participation operations were concentrated in two countries, Cambodia and the Philippines. In Cambodia, we had 551 gaming machine seats in operation at one venue, NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918).  In the Philippines, we had 833 gaming machine seats in operation at six venues.

We remain focused on selectively growing our installed base through the addition of high-potential new venues in our target markets.  Pursuant to the Machines Operation and Participation Consolidation Agreement entered into with NagaWorld dated December 30, 2009, we are entitled to add a total of 200 gaming machines seats to our operations at NagaWorld. Subsequently, we added approximately 110 of these 200 contracted gaming machine seats in mid-February, and we anticipate the addition of the remaining gaming machine seats by the end of the second quarter of 2010.  On April 9, 2010, we entered into a Machine Participation Agreement with Grand Golden Co. Ltd., to place approximately 60 electronic gaming machine seats on a participation basis at its new Grand Golden casino in Kampong Cham Province, Cambodia near the Vietnam border.  We anticipate the full deployment of the 60 gaming machines seats in November 2010 following the completion of the renovations of the designated floor space by the venue owner.

In addition, we continue to actively pursue expansion opportunities in new and existing markets, where we can leverage our expertise and relationships.  Key markets of interest are border cities in Cambodia with strong feeder markets from neighboring countries such as Thailand and Vietnam, as well as opportunities in new countries such as Vietnam and Laos.  For such new potential projects, we are seeking an operator role.

In addition to our primary gaming machine participation business, our operations consist of table game products, which focus on the design, manufacture and distribution of RFID and traditional non-RFID casino chips and plaques, and non-gaming products, which focus on the design, manufacture and sale of component parts primarily for the automotive industry.

We believe that our gaming chip operations remain an under-exploited asset for us.  We have focused greater resources on these operations in the form of marketing and product development to further strengthen our strong customer relationships and market penetration in our key existing markets of Macau and Australia and to expand our distribution channels into new markets.  These efforts include the development of higher-margin plaques, which was completed during the fourth quarter of 2009.  Based on these initial efforts, we believe we have better positioned ourselves to capitalize on the future growth opportunities for the global gaming chip and plaque market.  On April 8, 2010, we secured our first order from our new RFID gaming plaques from Melco Crown Entertainment’s City of Dreams casino resort in Macau.  The order, which also includes RFID gaming chips, is valued at approximately Australian $370,000 in revenue and is expected to be recorded in the 2010 second quarter period.

With regard to our non-gaming operations, Dolphin auto component sales volumes were improving during the first quarter of 2010 as the automotive parts industry has shown signs of stabilization.  As a qualified supplier to several major manufacturers, we believe Dolphin is positioned to gain market share in the future based on the recent consolidation of competitors in the market.

During 2009, through the successful reorganization of our operations and streamlined cost structure, we made solid progress in refining our core participation model, and improving our execution capabilities and operational efficiency.  As a result, our financial performance has continued to improve during the first quarter of 2010.  Our consolidated revenue for the three months ended March 31, 2010 was $4.4 million, of which revenue from our gaming machine participation, table games and non-gaming operations comprised 65%, 3% and 32%, respectively, of consolidated revenue.  This compares to consolidated revenue of $1.7 million for the three months ended March 31, 2009, of which revenue from our gaming machine participation, table games and non-gaming operations comprised 55%, 5% and 40%, respectively, of consolidated revenue.  The improvement in consolidated revenue was driven by strong growth in our gaming machine participation and increase in volumes in our non-gaming product sales.

Based on the solid revenue performance, particularly from our operations at NagaWorld, and our continued strict cost control efforts, we achieved positive Adjusted EBITDA (as defined below) of approximately $1.3 million for the three months ended March 31, 2010, up 64% sequentially from prior quarter. Also, cash provided from operating activities amounted to $1.8 million. The higher cash flow from operations was primarily due to a decrease in working capital as we continue to recoup prepaid commitment fees from NagaWorld.

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

Results of Operations for the Three-Month Periods Ended March 31, 2010 and 2009

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our three business segments for the three-month periods ended March 31, 2010 and 2009, namely gaming machine participation, table game products and non-gaming products.

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

	Three Months Ended March 31,
(amounts in thousands, except per share data)	2010	2009
Total:
Revenues	$4,368	$1,702
Gross profit/(loss)	$649	$(2,146)
Gross margin percentage	15%	(126)%
Adjusted EBITDA/(LBITDA) (1)	$1,326	$(2,588)
Operating loss from continuing operations	$(1,415)	$(5,808)
Net loss from continuing operations	$(1,663)	$(6,023)

Basic and diluted loss per share from continuing operations	$(0.01)	$(0.05)
Weighted average shares outstanding	114,967	114,957

Gaming machine participation:
Revenues	$2,836	$946
Gross profit/(loss)	$608	$(2,164)
Gross margin percentage	21%	(229)%

Table game products:
Revenues	$121	$78
Gross profit	$31	$53
Gross margin percentage	26%	68%

Non-gaming products:
Revenues	$1,411	$678
Gross profit/(loss)	$10	$(35)
Gross margin percentage	1%	(5)%

(1)          “Adjusted EBITDA/(LBITDA)” is earnings before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA/(LBITDA) is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted EBITDA/(LBITDA) as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. The Company also presents Adjusted EBITDA/(LBITDA) because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA/(LBITDA) as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA/(LBITDA) should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income/(loss), Adjusted EBITDA/(LBITDA) does not include depreciation or interest expense and,  therefore, does not reflect current or future capital expenditures or the cost of capital. The Company compensates for these limitations by using Adjusted EBITDA/(LBITDA) as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income/(loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA/(LBITDA). Elixir Gaming’s calculation of Adjusted EBITDA/(LBITDA) may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of EBITDA/(LBITDA), as adjusted, to the net loss is provided below:

	Three Months Ended March 31,
(amounts in thousands)	2010	2009
Net loss — GAAP basis	$(1,663)	$(6,241)
Loss from discontinued operations	—	218
Interest expense	122	136
Interest income	(12)	(38)
Income tax expenses	235	3
Depreciation and amortization	2,231	2,753
Stock option expenses	294	202
Impairment/write-down of gaming assets	116	379
EBITDA/(LBITDA), as adjusted	$1,323	$(2,588)

Total revenues for the three-month period ended March 31, 2010 increased approximately $2.7 million to $4.4 million from $1.7 million in the corresponding period in the prior year due to revenue increases in all segments, i.e. gaming machine participation, table game products, and non-gaming product.  Revenue from gaming machine participation increased as a result of an increase in the number of machines in operation and higher average net win per machine.  Table game product sales increased as a result of higher gaming chip sales to existing customers.  Non-gaming product sales increased as a result of increased orders from major customers as compared with same period last year.

Gross profit increased approximately $2.8 million to a profit of $0.6 million for the three-month period ended March 31, 2010 compared to a gross loss of $2.2 million in the same period of the prior year primarily as a result of higher gross margin for our gaming machine participation as average net win per machine and number of machines in operation increased substantially and gaming machine depreciation expense decreased as a result of impairment charges at year end 2009.

Operating loss from continuing operations declined $4.4 million to $1.4 million for the three-month period ended March 31, 2010 compared to an operating loss of $5.8 million in the same period of the prior year.  Net loss from continuing operations declined $4.4 million to $1.6 million compared to a net loss of $6.0 million for the same period in the prior year.  The decline in operating and net loss from continuing operations was primarily the result of higher gaming participation revenue and significantly reduced operating expenses.

Gaming Machine Participation

In September 2007, we began our electronic gaming machine participation operations in Asia as part of our primary focus on placing gaming machines on a revenue sharing basis. Revenue from our gaming machine participation operations during the three months ended March 31, 2010 increased $1.9 million to $2.8 million compared to revenue of $0.9 million for the same period in the prior year. The increase in revenue was primarily the result of a higher number of machines in operation and higher average net win per machine compared to the prior year when our gaming machine participation operations were less mature.

Gross profit from gaming machine participation operations increased $2.8 million to $0.6 million for the three months ended March 31, 2010 compared to a gross loss of $2.2 million for the same period in the prior year as revenue from our gaming machine participation operations increased significantly and the related depreciation expenses were reduced as a result of recent impairment charges. Cost of goods sold for the three months ended March 31, 2010 included $1.9 million depreciation of electronic gaming machines and $0.3 million of other expenses, which include approximately $0.1 million for the write-down of infrastructure costs due to the closure of one under-performing venue in the Philippines.

As of March 31, 2010, we had a total of 1,764 gaming machine seats of which 380 were held in inventory and 1,384 were in operation.  Of the 1,384 gaming machine seats in operation, 551 were in operation in one venue in one location in Cambodia and 833 were in operation in six venues in the Philippines.

	March 31,		December 31,
	2010		2009
(amounts in thousands)	Units	Carrying Value	Units	Carrying Value
Machines and systems used in operations	1,384	$19,467	1,299	$19,248
Machines and systems held for future use	380	6,283	403	7,259
Total gaming machines and systems	1,764	$25,750	1,702	$26,507

In Cambodia, regulatory changes at the end of 2008 and early 2009 impacted the competitive landscape of gaming operations in this market.  Due to directives issued by the Cambodian government in December 2008 and February 2009, all slot clubs in the Phnom Penh area, including our then contracted venues, were closed with the exception of the slot operations within NagaWorld.  In December 2008, we established a relationship to place electronic gaming machines on a participation basis at NagaWorld hotel casino resort in the capital city of Phnom Penh.  NagaWorld operates under an exclusive casino license in Phnom Penh and our operations within NagaWorld are currently our only operations in Cambodia.

During the fiscal year ended December 2009, we placed 440 gaming machine seats in prime locations of NagaWorld’s casino resort pursuant to three contracts between us and NagaWorld.  On December 30, 2009, we entered into another contract with NagaWorld entitled Machines Operation and Participation Consolidation Agreement (the “Consolidation Agreement”).  The Consolidation Agreement: (a) provides for our exercise of the option granted by NagaWorld pursuant to an option deed dated July 25, 2009 to place an additional 200 electronic gaming machines on a participation basis at NagaWorld’s casino resort; and (b) with effect from the date of the Consolidation Agreement, supersedes and replaces the three previous agreements executed with NagaWorld dated December 13, 2008 (“December 08 Agreement”), June 15, 2009 (“June 09 Agreement”) and July 25, 2009

(“July 09 Agreement”) (collectively, the “Previous Agreements”) which covered the operation of 440 electronic gaming machines at the NagaWorld Casino.

Under the Previous Agreements: (i) we and NagaWorld shared the win per unit per day from the existing 440 machines and certain operating costs related to marketing and floor staff at a weighted average of 22.4% / 77.6% split, respectively; (ii) win per unit per day from only 200 out of 440 existing machines was settled and distributed daily to us; and (iii) both the term of the December 08 Agreement and the June 09 Agreement were to expire in the first quarter of 2014 while the term of the July 09 Agreement was to expire at the end of the third quarter of 2014.

Pursuant to the terms of the Consolidation Agreement, we and NagaWorld will have joint control over the operation of a total of 640 electronic gaming machines (comprising the 200 additional machines and the existing 440 machines placed and in operation pursuant to the Previous Agreements), including floor staff and respective audit rights. We and NagaWorld will share the win per unit per day from all the 640 machines and certain operating costs related to marketing and floor staff at a 25% / 75% split, respectively (subject to our right to receive 100% of the win per unit per day from certain machines during certain period of time as described below). Win per unit per day from all the 640 machines will be settled and distributed daily to us. The Consolidation Agreement is for a term of six years commencing March 1, 2010.

In consideration for entering into the Consolidation Agreement with NagaWorld, we paid to NagaWorld a $1.38 million one-time non-refundable contract amendment fee and a commitment fee of $4.1 million. Both the one-time contract amendment fee and commitment fee were to be paid in three installments. The first 50% installment was due and paid by us on December 30, 2009, the second 25% installment was due and paid by us on January 15, 2010, and the third and final 25% installment was due and paid by us on January 28, 2010.

Below is a table showing various agreements with NagaWorld and respective commitment fees paid and remaining on the balance sheet as of March 31, 2010:

Agreement	Number of Machines	Prepaid Commitment Fee Paid (in millions)	Prepaid Commitment Fee Remaining on the Balance Sheet as of March 31, 2010
December 08	200	$—	$—
June 09	40	1.00	—
July 09	200	5.84	—
Previous Agreements	440	6.84	—
Consolidation Agreement	200	4.10	3.36
	640	$10.94	$3.36

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

During the three months ended March 31, 2010, in Cambodia we added approximately 110 of the contracted 200 gaming machines at NagaWorld pursuant to the Consolidation Agreement dated December 30, 2009 and we expect to add the remaining 90 seats during the second quarter period of 2010.   In the Philippines, we continue to implement our strategic initiative to reallocate our gaming assets to focus on higher-performing venues. As a result, in January 2010 we closed one under-performing venue and redeployed certain gaming assets to higher-performing venues.

In April 2010, we entered into a Machine Participation Agreement (“Agreement”) with Grand Golden Co. Ltd. (“Grand Golden”), to place approximately 60 electronic gaming machine seats on a participation basis at its new Grand Golden casino in Kampong Cham Province, Cambodia near the Vietnam border.  We anticipate the full deployment of the 60 gaming machines seats in November 2010 following the completion of the renovations of the designated floor space by the venue owner.  Under the terms of the Agreement, we will have joint control over the operation of all our electronic gaming machine seats, including full audit rights. We and Grand Golden will share the revenue and marketing costs, at a 30% / 70% split, respectively, and we will receive on a monthly basis our relevant portion of the daily win in cash. The contract duration is five years commencing once the 60 gaming machine seats become operational.

In addition, we are actively pursuing potential new projects in the Indo-China region, where there is gaming development and we can take an operator role.  However, total company-wide machine placements can fluctuate due to our strategic efforts to optimize average daily net wins.  In the event gaming machine performance at our contracted venues does not meet expectations, we may discuss with the relevant venue owner withdrawing all or a portion of our gaming machines from such venues for future redeployment in new or existing venues with better performance prospects.

Table Game Products

Table game products revenue increased approximately $43,000 to $121,000 for the three-month period ended March 31, 2010 compared to $78,000 in the corresponding period of the prior year.  The increase was a result of additional gaming chip reorders from our existing customers.

Gross profit on gaming chips products decreased approximately $22,000 to $31,000 in the three-month period ended March 31, 2010 compared to $53,000 in the corresponding period of the prior year due to lower production volumes during the three-month period ended March 31, 2010 as compared to a large gaming chip order being produced during the three-month period ended March 31, 2009.

Non-Gaming Products

Non-gaming products revenue, which consists of automotive tooling and parts, increased by approximately $733,000 to $1.4 million in the three-month period ended March 31, 2010 compared to $678,000 in the corresponding period of the prior year.  This was due to an increase in sales to our largest customer as they increased their production for the year.

Gross profit increased approximately $45,000 to a profit of $10,000 for the three-month period ended March 31, 2010 compared to a gross loss of $35,000 in the corresponding period of the prior year due to the increase in sales orders from our major customer.

Operating Expenses

The following is a schedule of expenses on a consolidated basis:

	Three Months Ended March 31,
(amounts in thousands)	2010	2009
Selling, general and administrative	$1,422	$2,597
Stock-based compensation expense	294	202
Research and development	85	55
Depreciation and amortization	229	309
Restructuring charges	37	499
	$2,067	$3,662

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $1.2 million to $1.4 million for the three-month period ended March 31, 2010 compared to $2.6 million in the prior year period due to our cost reduction initiatives.  Salaries and wages expense declined $493,000 as a result of headcount reductions.  Legal expense and external consultancy and accounting fees declined $262,000 due to greater reliance of related projects on in-house personnel.  Travel decreased by $132,000 due to concerted efforts to reduce employee travel to the bare minimum. Rent, office supplies and other expenses decreased by $288,000 due to various cost reduction initiatives.

Based on our cost reduction plans and our current scale of operations, we anticipate recurring selling, general, and administrative expenses can be maintained in the approximate range of $1.5 million to $1.8 million per quarter.

Stock-Based Compensation Expense

Stock-based compensation expense increased approximately $92,000 to $294,000 for the three-month period ended March 31, 2010 compared to $202,000  in the corresponding period of the prior year primarily due to new stock compensation granted to senior management during the first quarter of 2010.

Research and Development Expenses

Research and development expenses increased approximately $30,000 to $85,000 for the three-month period ended March 31, 2010 compared to $55,000 in the prior year period as a result of increased activities for new product development for the table game business.

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

Depreciation and Amortization Expenses

Total depreciation and amortization expenses decreased approximately $80,000 to $229,000 for the three-month period ended March 31, 2010 compared to $309,000 in the prior year period.  The decrease was a result of the closure of our U.S. office and our China table game product manufacturing facility.

Restructuring Charges

During the three-month period ended March 31, 2010, we incurred restructuring charges of approximately $37,000 for severance wages and benefits.  The restructuring charge during the three-month period ended March 31, 2010 was for the severance wages and benefits related to the termination of employees. During the three-month period ended March 31, 2009, as part of our cost reduction initiatives, we incurred restructuring charges of approximately $499,000 for severance wages and benefits related to the termination of employees and write-down of remaining plant equipment.  The amount represents the contractual and other agreements with employees including a former executive, which only includes charges for termination benefits measured at the estimated fair value at the termination date.  It did not include charges for services yet to be rendered.

Other Income/(Expenses)

	Three Months Ended March 31,
(amounts in thousands)	2010	2009
Interest expense and finance fees	$(122)	$(136)
Interest income	12	38
Foreign currency gains/(losses)	9	(127)
Other	91	13
Total	$(10)	$(212)

Interest Expense and Finance Fees

Interest expense and finance fees decreased approximately $14,000 to $122,000 for the three-month period ended March 31, 2010 compared to $136,000 in the same period of the prior year due to lower debt levels on the Elixir International note in the first quarter of 2010 as compared with prior year.

Interest Income

Interest income decreased $26,000 to $12,000 for the three-month period ended March 31, 2010 compared to $38,000 in the same period of the prior year as a result of the decrease in cash and cash equivalents held in overnight money market accounts and the general decrease in interest rates.  Cash in bank decreased by $7.8 million to $5.1 million from March 31, 2009 to March 31, 2010, mainly due to payments for the expansion of our operations at NagaWorld, gaming machine purchases, and operating expenses.

Foreign Currency Transactions

Foreign currency gains were approximately $9,000 for the three-month period ended March 31, 2010 compared to losses of $127,000 for the same period in the prior year. The gains in the three-month period ended March 31, 2010 resulted primarily from the depreciating value of the U.S. dollar denominated payables from our Philippines operations, whose functional currency is the Philippine peso.

Other

Other income increased approximately $78,000 to $91,000  for the three-month period ended March 31, 2010 compared to $13,000 in the prior year period primarily due to an increase in grants received from the Australian government.

Income Tax Provisions

Our effective tax rate for the three-month period ended March 31, 2010 was approximately (16.5)%.  We continue to review the treatment of tax losses and income generated in the future by our foreign subsidiaries to minimize taxation implication/costs.

	Three Months Ended March 31,		Increase/(Decrease)
			Dollar
(amounts in thousands)	2010	2009	Amount
Income tax provisions	$235	$3	$232

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

We began paying our monthly installments of approximately $530,000 under the New Note on January 1, 2009 and paid or settled six installments during the six-month period ended June 30, 2009.  As at June 30, 2009, the then unpaid principal balance under the New Note was approximately $9.2 million (the “Outstanding Principal”). On July 24, 2009, for the purpose of improving our financial flexibility to enable us to capitalize on potential growth and investment opportunities such as expansion of slot machine placements and operations in new venues, at our request, Elixir International entered into an Amendment No. 2 to the Trade Credit Facility Agreement and Related Note with us (the “Second Facility Amendment Agreement”).  Pursuant to the Second Facility Amendment Agreement, Elixir International agreed to restructure the payment schedule of the Outstanding Principal. Under the revised payment schedule, we are not required to make any repayments of principal or interest under the Facility Agreement until July 1, 2010 provided that interest at the rate of 5% continues to accrue on the Outstanding Principal balance. The repayment of the Outstanding Principal balance and interest accrued thereon shall be repaid in 18 equal monthly installments commencing on July 1, 2010.

As of March 31, 2010, we had total cash and cash equivalents of $5.1 million and a working capital balance of $5.8 million. Our working capital during the three months ended March 31, 2010 was positively impacted by the repayment deferral of principal and interest on the Trade Credit Facility until July 2010 and the cash received from our operations at NagaWorld. Working capital during the three months ended March 31, 2010 was negatively impacted by the payment of $0.7 million to NagaWorld for the one-time non-refundable contract amendment fee under the contract dated December 30, 2009.   The $0.7 million payment represented the remaining two installment payments or 50% of the total one-time non-refundable contract amendment fee under the December 30, 2009 contract and was paid in January 2010.  Working capital was also negatively impacted by the purchase of gaming machines for our expansion at NagaWorld under the December 30, 2009 contract.

Our cash position during the three months ended March 31, 2010 was impacted by the above mentioned factors that impacted working capital as well as the payment of a commitment fee of $2.0 million to NagaWorld under the contract dated December 30, 2009. The $2.0 million payment represented the remaining two installments or 50% of the total the commitment fee under the December 30, 2009 contract and was paid in January 2010.

During 2010, we expect to purchase additional gaming machines to supplement existing inventory and source future targeted deployment plans. Given our current and projected future cash flow generation capability from our operations at NagaWorld (including the recoupment of commitment fees paid and our share of net wins from our machine installed base at NagaWorld), the state of the previously-owned gaming machine market, and our strong relationships with gaming equipment manufacturers, we anticipate funding our 2010 gaming machine purchases for our existing project pipeline from cash on hand and expected net cash flow from operations.  Based on our existing rollout plans, we anticipate capital expenditures will be approximately $3.0 to $5.0 million for the remainder of 2010.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our working capital needs to support ongoing future operations over the next 12 months, based on:

•                  our extensive cost cutting measures, which involve, among other initiatives, the closure of our China factory and Macau office and significant reductions in professional fees, traveling and entertainment expenses and based on our current quarterly run-rate, should provide us with annualized selling, general and administrative cash expenses of approximately $6.0 to $7.2 million, a decline of 5% to 21% compared to 2009 levels;

•                  our ability to collect on a daily basis 100% of the win per unit from NagaWorld for the additional 200 gaming machines under our contract dated December 30, 2009 until such time as the commitment fee of $4.1 million plus Elixir Gaming’s 25% share of the win per day on these machines is recouped; and

•                  our assumption that we will be successful in our endeavors to ramp up the revenue base by focusing our placement of gaming machines in strong performing venues and plans to provide value-added services, such as promotion and marketing advisory services, to certain venues with a goal to improving net win per machine.

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

Cash Flows Summary

	Three Months Ended March 31,
(amount in thousands)	2010	2009	Increase (Decrease)
Cash provided by/ (used in):
Operations	$1,783	$(1,348)	$3,131
Investing	(862)	1,307	(2,169)
Financing	(57)	(1,549)	1,492
Effect of exchange rate change in cash	40	(33)	73
	$904	$(1,623)	$2,527

Operations

Cash provided by operations amounted to $1.8 million in the first three months of 2010 as compared with cash used in operations of $1.3 million for the same period last year. The increase in cash provided by operations was primarily due to significant reduction in operating losses before depreciation and amortization as a result of the increase in game participation revenue and reduction in operating expenses.

Investing

Cash used in investing activities increased as a result of the purchase of electronic gaming machines for our expansion at NagaWorld under the contract dated December 30, 2009. During the three-month period ended March 31, 2009, cash was positively impacted as a result of the sale of assets to Shuffle Master.

Financing

Cash used in financing activities decreased as a result of the repayment deferral of principal and interest on the Trade Credit Facility until July 2010.

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

We apply ASC 350, Intangibles- Goodwill and Other and ASC 360, Property, Plant and Equipment.  Under ASC 350, goodwill is no longer amortized but is subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, customer relationships and trademarks will continue to be amortized over their useful lives.

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

Property and Equipment

We are required to estimate salvage values and useful lives for our property and equipment.  Trends in market demand and technological obsolescence may require us to record impairment charges in accordance with the provisions of ASC 360.

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

Gaming Machine Participation Revenues

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

Commitment fees paid to the venue operator where the agreement stipulates that the fees will be recovered from the daily net win sharing are capitalized as assets. As required by ASC 605-50, Customer Payments and Incentives, the cash consideration received for the portion of net winnings relating to the commitment fees is amortized as a reduction of revenue if the expected benefit from commitment fees cannot be separately identified or reasonably estimated. We had prepaid commitment fees of approximately $3.4 million and $4.8 million as of March 31, 2010 and December 31, 2009, respectively.

Commitment fees paid to the venue operators relating to contract amendments are also capitalized as assets and amortized as a reduction of revenue fees over the term of the amended contracts. We had contract amendment fees of approximately $1.4 million and $688,000 as of March 31, 2010 and December 31, 2009, respectively.

Gaming and Non-Gaming Product Revenues

We recognize revenue from the sale of our products to end users upon shipments against customer contracts or purchase orders.

We recognize revenue from our sales to independent distributors upon shipments to the distributor against distributor contracts or purchase orders of our product.  We recognize revenue on consignment inventory when ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the product in its service organization or to an end user.

Stock-Based Compensation

We apply ASC 718, Compensation-Stock Compensation, to account for stock-based compensation. Under the fair value recognition provisions of ASC 718, for stock-based compensation accrued to employees and non-employee directors, we recognize stock-based compensation expense for all service-based awards with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation costs of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, we remeasure compensation costs each period until the service condition is complete and recognize compensation costs on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding.  Stock-based compensation expense totaled $294,000 and $202,000 for the three-month periods ended March 31, 2010 and 2009, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Effective January 1, 2007, we adopted the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

We are subject to income tax examination by tax authorities from 2003 through the present period in jurisdictions in which we operate. There are currently no income tax returns under examination by the U.S. Internal Revenue Service or any other major tax authorities.

Recently Issued Accounting Standards

For a description of accounting changes and recent accounting pronouncements, including the dates of adoption and estimated effects, if any, on our consolidated condensed financial statements, see “Note 1: “Description of Business and Significant Accounting Policies” in the Notes to Consolidated Financial Statements of this Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.            Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2010.

(b)   Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings

Prime Mover/Strata Litigation

On March 26, 2010, certain shareholders of the Company including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd (collectively, the “Plaintiffs”) filed in the United States District Court for the Southern District of New York a complaint (the “Complaint”) against certain defendants including the Company and certain other current and former directors and officers of the Company.  Although the Complaint was filed on March 26, 2010, the Company was not made aware of it until March 31, 2010, the date immediately after the Company’s filing of its Form 10-K for the fiscal year ended December 31, 2009.

The Complaint alleges claims related to disclosures concerning the Company’s electronic gaming machine participation business (the “Participation Business”), including but not limited to the alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, violations of Nevada Revised Statutes Sections 90.580(e) and 90.660(3), breach of fiduciary duty, and negligent misrepresentations.  The Plaintiffs allege that the Company and certain other defendants made false and misleading statements about the Participation Business in filings with the SEC, press releases, and other industry and investor conferences and meetings during the period from June 13, 2007 and August 13, 2008 and that the Plaintiffs then purchased the securities at the inflated prices and later suffered economic losses when the price of the Company’s securities decreased.

The Plaintiffs seek unspecified damages, as well as interest, costs and attorneys’ fees.  The Company has engaged legal counsel to consider the claims set forth in the Complaint and the Company intends to defend vigorously and respond to the Complaint in a time and manner consistent with applicable federal and state laws. As the litigation is at a very preliminary stage, it is not possible to predict the likely outcome of the case or the probable loss, if any, and, accordingly, no accrual has been made for any possible losses in connection with this matter.

Item 1A.      Rick Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. Except as set forth below, there were no material changes to those risk factors during the three months ended March 31, 2010.

We are a defendant in a litigation matter that could result in substantial costs and divert management’s attention and resources.

On March 26, 2010, certain shareholders of the Company including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd (collectively, the “Plaintiffs”) filed in the United States District Court for the Southern District of New York a complaint (the “Complaint”) against certain defendants including the Company and certain other current and former directors and officers of the Company.  Although the Complaint was filed on March 26, 2010, the Company was not made aware of it until March 31, 2010, the date immediately after the Company’s filing of its Form 10-K for the fiscal year ended December 31, 2009.

The Complaint alleges claims related to disclosures concerning the Company’s electronic gaming machine participation business (the “Participation Business”), including but not limited to the alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, violations of Nevada Revised Statutes Sections 90.580(e) and 90.660(3), breach of fiduciary duty, and negligent misrepresentations.  The Plaintiffs allege that the Company and certain other defendants made false and misleading statements about the Participation Business in filings with the SEC, press releases, and other industry and investor conferences and meetings during the period from June 13, 2007 and August 13, 2008 and that the Plaintiffs then purchased the securities at the inflated prices and later suffered economic losses when the price of the Company’s securities decreased.

The Plaintiffs seek unspecified damages, as well as interest, costs and attorneys’ fees.

We intend to vigorously defend ourselves against these claims. However, no assurances can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of such claims, we could be forced to, among other things, make significant payments to resolve these claims or post significant bonds to pursue appeals, and such payments and/or bonds could have a material adverse effect on our business, financial condition and results of operations. Further, regardless of the outcome of the foregoing matters, these litigation matters themselves may result in substantial costs and divert management’s attention and resources, all of which could adversely affect our business.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, we granted stock awards totaling 922,727 shares of our common stock to an employee. The shares were issued pursuant to the exemption from registration set forth at Section 4(2) of the Securities Act of 1933.

Item 6.            Exhibits

Exhibit No.	Description	Method of Filing

10.1	Restricted Stock Agreement between Registrant and Clarence Chung dated as of January 22, 2010 *	Filed as an Exhibit 10.61 to Registrant’s Annual Report on Form 10-K filed on March 30, 2010

10.2	Machines Operation and Participation Agreement dated July 25, 2009 between Registrant, Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited **	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 11, 2010

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

*  Indicates management compensatory plan, contract or arrangement.

**Certain portions of the exhibit have been omitted pursuant to Registrant’s confidential treatment request filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.  The omitted text has been filed separately with the Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELIXIR GAMING TECHNOLOGIES, INC.
(Registrant)

Date:	May 14, 2010	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	May 14, 2010	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Chief Accounting Officer