Form 10-Q
period 2010-06-30
Entertainment Gaming Asia Inc.
filed 2010-08-13
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 001-32161

Entertainment Gaming Asia Inc.

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

As of August 1, 2010, 115,879,394 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.                                   Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,364	$4,190
Accounts receivable, trade, net	2,003	2,670
Amounts due from a related party	7	12
Other receivables	152	195
Inventories	818	621
Assets held for sale	805	930
Prepaid commitment fees	2,082	4,838
Deferred tax assets	90	90
Prepaid expenses and other current assets	888	770
Total current assets	13,209	14,316

Accounts receivable, trade, net of current portion	27	106
Gaming equipment and systems, net	24,114	26,507
Property and equipment, net	4,775	3,322
Intangible assets, net	2,823	3,026
Goodwill	84	84
Contract amendment fees	1,299	688
Prepaids, deposits, and other assets	410	408
Total assets	$46,741	$48,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,209	$1,125
Amounts due to a related party	15	46
Accrued expenses	2,530	2,325
Notes payable to a related party, current portion	458	3,128
Capital lease obligations, current portion	145	187
Customer deposits and other current liabilities	389	78
Total current liabilities	4,746	6,889

Notes payable to a related party, net of current portion	9,164	6,265
Capital lease obligations, net of current portion	328	414
Other liabilities	759	604
Deferred tax liability	1,063	877
Total liabilities	16,060	15,049

Stockholders’ equity:
Common stock, $.001 par value, 300,000,000 shares authorized; 115,879,394 and 114,956,667 shares issued and outstanding	116	115
Additional paid-in-capital	415,403	414,864
Accumulated other comprehensive losses	(715)	(645)
Accumulated deficit	(384,123)	(380,926)
Total stockholders’ equity	30,681	33,408
Total liabilities and stockholders’ equity	$46,741	$48,457

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Gaming machine participation	$3,539	$1,743	$6,374	$2,689
Table game products	232	3,191	353	3,269
Non-gaming products	1,294	839	2,705	1,517
	5,065	5,773	9,432	7,475
Operating costs and expenses:
Cost of gaming machine participation
Machine depreciation	1,970	2,425	3,857	4,816
Write-off of gaming assets	75	—	191	379
Other operating costs	206	175	432	515
Cost of table game products	173	1,891	263	1,873
Cost of non-gaming products	1,320	995	2,721	1,751
Selling, general and administrative	1,762	2,075	3,477	4,873
Product development expenses	372	75	456	129
Depreciation and amortization	229	255	458	565
Restructuring charges	210	89	247	588
Total operating costs and expense	6,317	7,980	12,102	15,489

Loss from operations	(1,252)	(2,207)	(2,670)	(8,014)

Other income/(expense):
Interest expense and finance fees	(84)	(112)	(206)	(248)
Interest income	25	26	38	64
Foreign currency (loss)/gain	(69)	64	(60)	(63)
Legal settlement gain	—	656	—	656
Gain/(loss) on disposition of assets	5	(94)	4	(94)
Other	61	70	152	83
Total other (expense)/income	(62)	610	(72)	398

Loss before income tax and discontinued operations	(1,314)	(1,597)	(2,742)	(7,616)

Income tax expense	(220)	(296)	(455)	(299)

Net loss from continuing operations	(1,534)	(1,893)	(3,197)	(7,915)
Net profit from discontinued operations, net of tax	—	1,760	—	1,542

Net loss	$(1,534)	$(133)	$(3,197)	$(6,373)

Loss per share:
Loss from continuing operations	(0.01)	(0.02)	(0.03)	(0.07)
Income from discontinued operations	—	0.02	—	0.01
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.06)

Weighted average common shares outstanding	115,879	114,957	115,426	114,957

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,197)	$(6,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Income tax expense	455	299
Foreign currency losses	12	127
Depreciation of gaming machines and systems and property and equipment	4,343	5,291
Restructuring charges	—	38
Amortization of intangible assets	203	265
Amortization of deferred interest	—	7
Stock-based compensation	540	446
Gain on sale of shuffler business	—	(1,962)
(Gain)/loss on disposition of assets	(5)	94
Write-off of gaming assets	191	379
Provision for bad debt expense	—	12
Provision for tax receivables	27	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	640	(1,860)
Inventories	(200)	54
Prepaid expenses and other current assets	46	334
Prepaids, deposits and other assets	(119)	328
Contract amendment fees	(611)	—
Prepaid commitment fee	2,757	—
Accounts payable	83	279
Amount due from related parties	(18)	481
Deferred revenue	—	319
Accrued expenses and other current liabilities	(251)	(2,493)
Net cash provided by/(used in) operating activities	4,896	(3,935)

Cash flows from investing activities:
Acquisitions of property and equipment	(173)	—
Sale of shuffler business	—	2,800
Purchases of gaming machines, systems and deposits paid	(1,547)	(1,236)
Purchase of land and other project costs	(893)	—
Sales of gaming machines and systems	45	—
Sales of property and equipment	5	326
Net cash (used in)/provided by investing activities	(2,563)	1,890

Cash flows from financing activities:
Repayment of short-term debt and leases	(112)	(167)
Repayment of notes payable	—	(2,905)
Net cash used in financing activities	$(112)	$(3,072)

Effect of exchange rate change on cash	(47)	128
Net increase/(decrease) in cash and cash equivalents	2,174	(4,989)
Cash and cash equivalents at beginning of period	4,190	14,504
Cash and cash equivalents at end of period	$6,364	$9,515

Supplemental disclosure of cash flows information:
Interest paid	$16	$272
Income taxes paid	$66	$—

Non-cash investing and operating activities:
Purchase of land and other project costs reported as accrued expense and other current liabilities	$(955)	$—

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.                                  Description of Business and Significant Accounting Policies

The principal business activities of Entertainment Gaming Asia Inc., formerly known as Elixir Gaming Technologies, Inc., and its subsidiaries (the “Company”) are the owning and leasing of electronic gaming machines placed in premier hotels and other venues across certain countries in Asia and the development and distribution of products related to the gaming and automotive industries.  These products include RFID casino chips and plaques and component parts for the automotive industry.

In May 2010, the Company formed two legal entities in Cambodia for the purpose of acquiring a parcel of land and the development of a new casino project. The Company maintains the effective control of the landholding company through certain shareholders arrangements and the other entity is a wholly-owned subsidiary of the Company and, therefore their assets, liabilities and the results of operations are incorporated into the Company’s consolidated financial statements.

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

Principles of Consolidation

These consolidated financial statements include the accounts of Entertainment Gaming Asia Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.  The Company places its cash with financial institutions.  At June 30, 2010, the Company had deposits with financial institutions in excess of FDIC insured limits by approximately $6.1 million.

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

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB)

Accounting Standards Codification (ASC) 360, Property, Plant and Equipment.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition.  If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.  There were no impairment charges for long-lived assets for the three months ended June 30, 2010 except for the $75,000 write-off of gaming machines and accessories.

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

Gaming Machines and Systems

Gaming machines and systems are stated at cost.  The Company depreciates new gaming machines and systems over a five-year useful life and depreciates refurbished gaming machines over a three-year useful life once placed in service. Depreciation of gaming machines and systems of approximately $2.0 million and $2.4 million and $3.9 million and $4.8 million were included in cost of gaming machine participation in the consolidated statement of operations for the three-month and six-month periods ended June 30, 2010 and 2009, respectively.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to five years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period so long as renewal is reasonably assured. Depreciation of property and equipment of approximately $117,000 and $79,000 and $231,000 and $175,000 were included in cost of operations (table gaming products or non-gaming products) in the consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, respectively.

Goodwill and Intangible Assets

Intangible assets consist of patents, customer relationships, trademarks and goodwill. They are recorded at cost and are amortized, except goodwill, on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which ranges from ten to thirteen years. The straight-line amortization method is utilized because the Company believes there is not a more reliably determinable method of reflecting the pattern for which the economic benefits of the intangible assets are consumed or otherwise used.

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

Commitment fees paid to the venue operator where the agreement stipulates that the fees will be recovered from the daily net win sharing are capitalized as assets. As required by ASC 605-50, Customer Payments and Incentives, the cash consideration received for the portion of net winnings relating to the commitment fees is amortized as a reduction of revenue if the expected benefit from commitment fees cannot be separately identified or reasonably estimated.  The Company had prepaid commitment fees of approximately $2.1 million and $4.8 million as of June 30, 2010 and December 31, 2009, respectively.

Commitment fees paid to the venue operators relating to contract amendments are also capitalized as assets and amortized as a reduction of revenue fees over the term of the amended contracts.   The Company had contract amendment fees of approximately $1.3 million and $688,000 as of June 30, 2010 and December 31, 2009, respectively.

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

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, for stock-based compensation accrued to employees and non-employee directors, the Company recognizes stock-based compensation expense for all service-based awards with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.   Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability.

Stock-based compensation expense totaled approximately $246,000 and $244,000 and $540,000 and $446,000 for the three-month and six-month periods ended June 30, 2010 and 2009, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.  See Note 12 for additional information regarding these assumptions.

Product Development Expenses

Product development expenses are charged to expense as incurred.  Employee related costs associated with product development are included in product development expenses.  The Company incurred approximately $372,000 and $75,000 and $456,000 and $129,000 in product development expenses for the three-month and six-month periods ended June 30, 2010 and 2009, respectively.

Income Taxes

The Company is subject to income taxes in the U.S. (including federal and state) and several foreign jurisdictions in which it operates. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. ASC 740, Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent the Company believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the tax loss carry-forward periods available to the Company for tax reporting purposes, and other relevant factors.

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

At June 30, 2010, cash and cash equivalent included $784,000 in bank deposits, which are reported at fair value.  The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

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

In April 2009, the FASB amended ASC 820, Fair Value Measurement and Disclosures, in which, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of the transaction or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with ASC 820. The Company adopted this amendment and there was no material impact on the financial position, results of operations or cash flows.

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

Note 2.                                  Segments

The Company currently conducts business in three operating segments: (i) gaming machine participation operations; (ii) table game product operations, which after the sale of the shuffler and deck checker assets that was completed in April 2009, consist exclusively of gaming chips and plaques; and (iii) non-gaming product operations, which consist primarily of the Dolphin Advanced Technologies Pty Ltd (“Dolphin”) automotive components. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.  The following table presents the financial information for each of the Company’s operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2010	2009	2010	2009
Revenues:
Gaming machine participation operations	$3,539	$1,743	$6,374	$2,689
Table game product operations	232	3,191	353	3,269
Non-gaming product operations	1,294	839	2,705	1,517
Total revenues	$5,065	$5,773	$9,432	$7,475

Operating income/(loss):
Gaming machine participation operations gross margin	$1,288	$(857)	$1,894	$(3,021)
Table game product operations gross margin	59	1,300	90	1,396
Non-gaming product operations gross margin	(26)	(156)	(16)	(234)
Corporate and other operating costs and expenses	(2,573)	(2,494)	(4,638)	(6,155)
Total operating loss	$(1,252)	$(2,207)	$(2,670)	$(8,014)

Depreciation and amortization:
Gaming machine participation operations	$1,970	$2,425	$3,857	$4,816
Table game product operations	128	158	256	344
Non-gaming product operations	89	23	179	42
Corporate	129	139	254	354
Total depreciation and amortization	$2,316	$2,745	$4,546	$5,556

Geographic segment revenues for the three-month and six-month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amount in thousands)	2010	2009	2010	2009
Cambodia	$2,620	$1,006	$4,622	$1,324
Macau	148	3,191	221	3,191
Philippines	919	737	1,752	1,365
Other Asian countries	92	50	202	126
Australia	1,138	774	2,297	1,421
Other	148	15	338	48
	$5,065	$5,773	$9,432	$7,475

For the three-month and six-month periods ended June 30, 2010 and 2009, in the gaming machine participation segment, one customer represented 74% and 58% and 73% and 49%, respectively, of total participation revenue.  For the three-month and six-month periods ended June 30, 2010 and 2009, in the table game products segment, one customer represented 5% and 93% and 4% and 93%, respectively, of total table game product sales. For the three-month and six-month periods ended June 30, 2010 and 2009, in the non-gaming products segment, one customer represented 26% and 35% and 29% and 34%, respectively, of total non-gaming product sales.

Note 3.                                  Inventories

Inventories consist of the following:

(amount in thousands)	June 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$550	$369
Finished goods	268	252
	$818	$621

Note 4.                                  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(amount in thousands)	June 30, 2010	December 31, 2009
	(Unaudited)
Prepaid taxes	$386	$374
Prepayments to suppliers	272	355
Deposits on gaming machine orders	230	31
Other	—	10
	$888	$770

Note 5.             Receivables

Accounts and other receivables consist of the following:

(amount in thousands)	June 30, 2010	December 31, 2009
	(Unaudited)
Trade accounts	$2,036	$2,784
Other	152	195
	2,188	2,979
Less: allowance for doubtful accounts	(6)	(8)
Net	$2,182	$2,971
Current portion	2,155	2,865
Non-current portion	$27	$106

Bad debt expenses for the three-month and six-month periods ended June 30, 2010 and 2009 were approximately $NIL and $NIL and $NIL and $12,000, respectively, which were recorded in selling, general and administrative expenses in the consolidated statements of operations.

Note 6.             Gaming Equipment and Systems

The major categories of gaming equipment and systems and accumulated depreciation are presented below.

(amount in thousands)	Useful Life (years)	June 30, 2010	December 31, 2009
		(Unaudited)
Gaming equipment	3 – 5	$40,826	$39,730
Systems	5	3,630	3,520
		44,456	43,250
Less: accumulated depreciation		(20,342)	(16,743)
		$24,114	$26,507

Depreciation expenses for the three-month and six-month periods ended June 30, 2010 and 2009 were approximately $2.0 million and $2.4 million and $3.9 million and $4.8 million, respectively, which were recorded in cost of gaming machine participation in the consolidated statements of operations.

Note 7.             Property and Equipment

Property and equipment consist of the following:

(amount in thousands)	Useful Life (years)	June 30, 2010	December 31, 2009
		(Unaudited)
Equipment and vehicles, furniture and fixtures	3 – 5	$6,312	$6,349
Land and other project costs	N/A	1,848	—
Leasehold improvements	5	800	814
		8,960	7,163
Less: accumulated depreciation		(4,185)	(3,841)
		$4,775	$3,322

Note 8.             Intangible Assets, including Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other, and ASC 360, Property, Plant, and Equipment, the Company reviews goodwill and intangibles for impairment on an annual basis at December 31 or more frequently if events or circumstances indicate that the carrying values may not be recoverable. No circumstances indicate any further impairment provisions were necessary during the three-month and six-month periods ended June 30, 2010.

The Company’s definite-life intangible assets are subject to amortization as follows:

(amounts in thousands)	Useful Life (years)	June 30, 2010	December 31, 2009
		(Unaudited)
Patents	10	$2,577	$2,577
Less: accumulated amortization		(1,031)	(902)

Customer relationships	10-13	1,684	1,684
Less: accumulated amortization		(752)	(698)

Trademarks	10-13	505	505
Less: accumulated amortization		(160)	(140)
Total		$2,823	$3,026

At June 30, 2010 and December 31, 2009, the Company’s goodwill was approximately $84,000.

Note 9.             Prepaids, Deposits and Other Assets

Deposits and other assets consist of the following:

(amounts in thousands)	June 30, 2010	December 31, 2009
	(Unaudited)
Office equipment rental deposits	$59	$74
Sales tax in dispute	56	84
Restricted cash	115	113
Prepaid value-added tax	179	136
Other	1	1
Total	$410	$408

Note 10.          Accrued Expenses

Accrued expenses consist of the following:

(amounts in thousands)	June 30, 2010	December 31, 2009
	(Unaudited)
Payroll and related costs	$496	$599
Interest	75	128
Legal, accounting and tax fees	226	146
Deposits from customers	—	28
Accrued tax expenses	572	747
Land purchase and other project costs	955	—
Deferred rent	50	46
Other	156	631
Total	$2,530	$2,325

Note 11.          Debt and Capital Lease Obligations

Debt and capital lease obligations consist of the following:

(amounts in thousands)	June 30, 2010	December 31, 2009
	(Unaudited)
Note payable to a related party with interest at 5% (Note 13)	$9,622	$9,393
Capital lease obligations to an Australian bank at various interest rates and collateralized by equipment	473	599
Capital lease obligations for furniture, tooling and equipment	—	2
Total	10,095	9,994
Less: current portion	(603)	(3,315)
Long-term portion	$9,492	$6,679

On November 6, 2008, in accordance with the amended Trade Credit Facility Agreement (the “Facility Agreement”), Elixir International Limited (“Elixir International”), a wholly-owned subsidiary of EGT Entertainment Holding Limited (“EGT Entertainment”) (formerly known as Elixir Group Limited), which is the principal shareholder of the Company, exchanged its promissory note issued under the Facility Agreement in the original principal amount advance of $15.0 million for a new promissory note issued by the Company for the then outstanding principal amount of approximately $12.1 million.  The outstanding principal and the interest accrued (revised from 8% to 5%) thereon were to be repaid in 24 equal monthly installments reset from January 1, 2009.

On July 24, 2009, the Company entered into a second amendment (the “Second Amendment”) to the Facility Agreement with Elixir International to defer the repayment of principal and interest on the outstanding principal balance of approximately $9.2 million during the period from July 1, 2009 to June 30, 2010 although interest at the rate of 5% per annum continued to accrue on the outstanding principal balance of approximately $9.2 million (the “Outstanding Principal Balance”).  Repayments in 18 equal monthly installments were to resume on July 1, 2010.  (See Note 13)

On April 20, 2010, the Company entered into a Deed of Assignment and Novation and Consent (the “Deed of Assignment”) with Elixir International and EGT Entertainment. Pursuant to the Deed of Assignment, the Company agreed to the assignment and transfer by Elixir International of all its rights and obligations under the Facility Agreement and the related promissory note to EGT Entertainment, our principal shareholder, with immediate effect. The said assignment and transfer was made in relation to the disposal of Elixir International by EGT Entertainment and does not have any impact on the note terms or the repayment obligations of the Company save and except that when the repayment schedule resumes, the monthly repayment of principal and interest under the note will be made to or at the direction of EGT Entertainment instead of Elixir International. (See Note 13)

On May 25, 2010, the Company entered into a third amendment (“Third Amendment”) to the Facility Agreement with EGT Entertainment, pursuant to which the payment schedule of the Outstanding Principal Balance and the interest accrued thereon were further restructured in the following manner: (i) the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of approximately $458,000 will be paid by the Company in a lump sum payment on July 1, 2010; (ii)  on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company will pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (iii)   the Company will repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid a total of $458,000 on July 1, 2010 to EGT Entertainment.

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

The maximum number of shares reserved for issuance under the Plan was originally 5,000,000, and in July 2010 the Company’s shareholders approved an increase in the number of share reserved for issuance to ten million.  The exercise price shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, in which case the exercise price shall then be 110% of the fair market value.

During the six-month period ended June 30, 2010, stock options for the purchase of 2,775,000 shares of common stock were granted with a weighted average exercise price of $0.27 and weighted average fair value of $0.25 per share and will vest from six-month and one day periods to three-year periods.   During the six-month period ended June 30, 2010, 472,727 restricted stock awards with a fair value of $0.27 per share were issued.  The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of change in assessment of probability.

In addition, during the six-month period ended June 30, 2010, the Company granted 450,000 performance stock awards with a fair value of $0.27 per share.

Prior to January 1, 2009, the Company had two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Stock Option Plans”), through which 15,000,000 shares and 300,000 shares were authorized, respectively.  Both Stock Option Plans expired on December 31, 2008, however options granted under the Stock Option Plans that were outstanding as of the date of termination remain outstanding and subject to termination according to their terms.

As of June 30, 2010, 9,881,630 stock options were exercisable with a weighted average exercise price of $1.85, a weighted average fair value of $0.13, and an aggregate intrinsic value of $417,000.

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2009	10,737,065	$1.84	4.32	$502
Granted	2,775,000	$0.27	—	—
Exercised	—	—	—	—
Cancelled	(597,098)	$1.31	—	—
Outstanding as of June 30, 2010	12,914,967	$1.53	4.91	$502
Exercisable as of June 30, 2010	9,881,630	$1.85	3.56	$417

Restricted Stock

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2009	—	$—	—
Granted	922,727	$0.27	—
Vested	(648,545)	$0.27	—
Unvested balance as of June 30, 2010	274,182	$0.27	0.5

Warrants

A summary of the status of the Company’s warrants outstanding at June 30, 2010 and changes during the six-month period then ended is presented in the table below.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of december 31, 2009	13,125,000	$1.86	1.12	—
Grant/(exercised or cancelled)	—	—	—	—
Exercisable as of June 30, 2010	13,125,000	1.86	0.62	—

There were no warrants granted, exercised or cancelled during the three-month and six-month periods ending June 30, 2010.  Outstanding and exercisable warrants have no aggregate intrinsic value as of June 30, 2010 due to the fair market value of the Company’s stock as of that date.

The table set forth above includes warrants to purchase ten million common shares held by EGT Entertainment, all of which will expire on December 31, 2010.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options and warrants granted during the six-month periods ended June 30, 2010 and 2009:

	June 30,
	2010		2009
	Low	High	Low	High
Range of values:
Expected volatility	129.51%	173.79%	303.32%	303.32%
Expected dividends	—	—	—	—
Expected term (in years)	1.88	9.88	3.73	3.73
Risk-free rate	0.58%	2.94%	2.75%	2.75%

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

Note 13.          Related Party Transactions

At June 30, 2010 and December 31, 2009, the notes payable to EGT Entertainment and Elixir International, respectively, (see Note 11) relating to purchases of electronic gaming machines, casino management systems and other peripherals had outstanding principal amounts and additional accrued interest totaling approximately $9.2 million and $458,000, respectively.

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

Upon entering into the Facility Agreement, the Company immediately issued the first note pursuant to the terms of the Facility Agreement in the then principal amount of $15.0 million (the “Initial Advance”).  The Initial Advance extinguished a then trade payable of an equivalent amount to Elixir International with respect to gaming machines previously acquired.

Pursuant to the Facility Agreement, the Company was obligated to repay the principal, plus any accrued interest thereon, of the Initial Advance in 24 equal monthly installments after the date of issue.  The Initial Advance is subject to demand by Elixir International for immediate payment only if there is either an event of default or a change of control as defined in the Facility Agreement. Pursuant to an amendment to the Facility Agreement dated November 6, 2008 between the parties, Elixir International surrendered the note of Initial Advance to the Company in exchange for the issuance of a new promissory note for the then outstanding principal amount of $12.1 million with the following new repayment terms: (i)  the outstanding principal amount and the interest accrued thereon shall be repaid in 24 equal monthly installments reset from January 1, 2009; (ii) interest shall be accrued on the outstanding principal at the rate of five percent (5.0%)  per annum starting from January 1, 2009; and no monthly repayments under the new note were required for the months of October, November and December 2008.

On July 24, 2009, the Company entered into another agreement with Elixir International to further amend the unsecured promissory note issued by the Company. Under these amended note terms, which became effective as of July 1, 2009, the Company was entitled to defer the repayment of principal and interest on the outstanding principal balance of the note of $9.2 million until July 2010 with interest at the same rate of 5% continuing to accrue. (See Note 11)

On April 20, 2010, in relation to the disposal of Elixir International by our principal shareholder, EGT Entertainment, Elixir International assigned and transferred all its rights and obligations under the Facility Agreement and the note to EGT Entertainment. The said assignment and transfer does not have any impact on the note terms or the repayment obligations of the Company save and except that when the repayment schedule resumes, the monthly repayment of principal and interest under the note will be made to or at the direction of EGT Entertainment instead of Elixir International. (See Note 11)

On May 25, 2010, the Company entered into a third amendment to the Facility Agreement with EGT Entertainment, pursuant to which the payment schedule of the Outstanding Principal Balance and the interest accrued thereon were further restructured in the following manner: (i)   the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of approximately $458,000 will be paid by the Company in a lump sum payment on July 1, 2010; (ii) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company will pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (iii)  the Company will repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid a total of $458,000 on July 1, 2010 to EGT Entertainment.

Significant revenues, purchases and expenses arising from transactions with related parties for the three-month and six-month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2010	2009	2010	2009
Melco Crown Gaming (Macau) Limited
Trade sales of gaming products	$40	$2,976	$40	$2,976

Melco Services Limited
Technical services	7	15	17	15
Office rental	36	—	72	—
Expenses paid on behalf of the Company (net)	(67)	—	(83)	—

Note 14.          Income Taxes

The Company’s reported income tax rates for the three-month and six-month periods ended June 30, 2010 and 2009 were (16.7)% and (18.5)% and (16.6)% and (3.9)%, respectively. For the six-month period ended June 30, 2010, the Company recorded taxable income from one of its foreign operations while it incurred a net loss from operations on a consolidated basis. Such foreign operations are expected to continue to be profitable for the full year of 2010 and, accordingly, tax expense recorded in the six-month period ended June 30, 2010 resulted in a negative effective tax rate.

Note 15.          Restructuring Charges

In accordance with ASC 420, Exit and Disposal Cost Obligations, the Company incurred restructuring charges for three-month and six-month periods ended June 30, 2010 and 2009 of approximately $210,000 and $89,000 and $247,000 and $588,000, respectively.  The restructuring charges during the three-month and six-month periods ended June 30, 2010 were for severance wages and benefits related to the termination of employees. The restructuring charges during the three-month and six-month periods ended June 30, 2009 were for the write-down of the remaining China plant equipment and the severance wages and benefits related to the termination of employees.  The amounts represented contractual and other agreements with employees, which only included charges for termination benefits measured at the estimated fair value at the termination date.  Restructuring expenses and related charges incurred at June 30, 2010 were subsequently paid or settled.

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

In relation to this Purchase and Settlement Agreement, the Company terminated a distributorship arrangement of the relevant products with a distributor in Europe and, pursuant to the termination arrangement the Company was required to buy back certain inventories of the relevant products kept by the distributor. The estimated liability was approximately $248,000, which was recorded as liabilities related to discontinued operations. After taking into account such buy-back obligation, the Company recognized a gain relating to the asset disposal of approximately $1.7 million in the three-month period ended June 30, 2009.

As a result of the sale to Shuffle Master, the China facility became redundant and, therefore, was completely closed at the end of April 2009. This operation was part of the table game segment and the Company classified the China facility as discontinued operations.

The following table details selected financial information for the discontinued operations in the consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2010	2009	2010	2009
Loss from operations	$—	$(202)	$—	$(420)
Gain on disposal	—	1,962	—	1,962
Income tax benefit/(expense)	—	—	—	—
Income from discontinued operations, net of tax	$—	$1,760	$—	$1,542

The estimated effective tax for discontinued operations is $NIL. Therefore, there is no income tax benefit associated with the loss from operations.

Note 17.          Commitments and Contingencies

Legal Matters

The Company is a party to certain legal matters as discussed below.

Sales Tax Audit

In February 2004, the State of Nevada initiated a sales/use tax audit of our equipment lessors. In June 2010, the State of Nevada determined there had been a double tax payment of the sales/use tax and a refund of $56,000 is currently being processed by the Nevada State Tax Department.  As of June 30, 2010, this balance was included in the prepaids, deposits and other assets account.

Prime Mover/Strata Litigation

On March 26, 2010, a complaint (as subsequently amended on May 28, 2010) (the “Complaint”) was filed by certain shareholders of the Company including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd (collectively, the “Plaintiffs”) in the United States District Court for the Southern District of New York against certain defendants including the Company and certain other current and former directors and officers of the Company.

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

The Company believes that the Plaintiffs’ claims against the Company and its present and former officers and directors are covered by the Company’s directors and officers insurance policies, which provide the covered parties with up to $15 million of potential insurance coverage, subject to a retention amount payable by the Company in the amount of $150,000.

Note 18.          Loss Per Share

Basic loss per share is computed by dividing the reported net loss for the period by the weighted average number of common shares outstanding during the period.  Loss per share is unchanged on a diluted basis since the assumed exercise of common stock equivalents would have an anti-dilutive effect.

Note 19.          Subsequent Events

Amendment to the Articles of Incorporation to Change the Corporate Name

On July 23, 2010, at the annual meeting of stockholders, the Company’s shareholders approved the amendment to the articles of incorporation of the Company to change the corporate name from Elixir Gaming Technologies, Inc. to Entertainment Gaming Asia Inc.  The Company believes that renaming itself is appropriate given the material transformation of the Company following the restructuring of its operations over the past two and one-half years.  The name Entertainment Gaming Asia more aptly reflects the Company’s expanded gaming business model, particularly in relation to the strategy to own and operate casinos in the Indo-China region to complement its existing electronic gaming machines participation business.

On July 23, 2010, the Company filed the certificate of amendment to its articles of incorporation with the Nevada Secretary of State. However, regardless of the change of the corporate name, the Company’s common stock continues to trade on the NYSE Amex under the symbol “EGT”.

The change in corporate name has no effect on shareholders’ ownership of the Company’s common shares.

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

Overview

We currently conduct business in three operating segments: (i) gaming machine participation operations; (ii) table game product operations, which after the sale of the shuffler and deck checker assets that was completed in April 2009, consist exclusively of gaming chips and plaques; and (iii) non-gaming product operations, which consist primarily of the Dolphin Advanced Technologies Pty Ltd (“Dolphin”) automotive components.

Our primary focus is on leasing electronic gaming machines on a revenue sharing basis to gaming establishments within Pan-Asian markets.  We identify and secure venues for the placement of electronic gaming machines and casino management systems, which track game performance and provide statistics on each installed electronic gaming machine owned and leased by us.  We contract with the venue owners or operators for the placement of the electronic gaming machines on a revenue sharing basis. In addition, we acquire and install the gaming machines, casino management systems and other gaming peripherals at the relevant gaming venues.

As of June 30, 2010, our gaming machine participation operations were concentrated in two countries, Cambodia and the Philippines. In Cambodia, we had a total of 624 gaming machine seats in operation at one venue, NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918).  In the Philippines, we had a total of 878 gaming machine seats in operation at six venues.

In Cambodia, our participation operations currently focus entirely on operating a substantial portion of the slot area in prime casino floor locations at NagaWorld, Cambodia’s premier luxury destination gaming resort and the only licensed full service casino in a specified area in and around the capital city of Phnom Penh.  Our slot operations at NagaWorld, which we brand as Dreamworld and jointly operate with NagaWorld, have provided us strong growth in participation revenues and cash flow.  As a result, since our first machine installations in January 2009, we have dramatically grown our installed base at this venue and expect to reach 670 seats in operation in August 2010, fulfilling our total gaming machine seats under contract with NagaWorld.

In addition, we continue to selectively pursue expansion opportunities in new and existing markets, where we can leverage our expertise and relationships.  In April 2010, we entered into a machine participation agreement with a new partner to place approximately 60 gaming machine seats on a participation basis at its new casino in the Kampong Cham province of Cambodia (north east of Phnom Penh) near the Vietnam border. This is an attractive opportunity for us as it not only provides us the ability to expand with minimal capital expenditure as we anticipate using machines from existing inventory but also enables us to enter a new and well-trafficked location in Cambodia with partners that are established gaming operators in the region.  Full deployment of these gaming machine seats is expected in November 2010.

In the Philippines, we have strategically managed our machine placements to focus on growing win per day at our most promising venues and, with the support of our venue partners, are implementing targeted marketing programs to accelerate net win per machine growth. We believe this strategy positions us for long-term growth in this market.

In an effort to better leverage our established market presence and relationships to capitalize on the growth opportunities that exist in our target markets, in May 2010 we announced our two-pronged approach to our growth strategy for our gaming operations as a provider of gaming machines on a participation basis and as a casino owner and operator in certain emerging gaming markets in Pan Asia.

We believe this expanded business strategy will allow us the potential for higher long-term incremental returns on our operations given the ability to collect 100% of the net win compared to a percentage as per our existing participation contracts.  In addition, it provides us greater long-term control of our operations.

In furtherance of this growth strategy, on May 26, 2010, we formed a new company in Cambodia, Dreamworld (Takeo) Investment Holding Limited (“Dreamworld Holding”), which entered into a Land Sale & Purchase Agreement (the “S&P Agreement”) for the acquisition of a parcel of land in Takeo Province of Cambodia (the “Land”) with the owner of the Land (the “Seller”).

The Land has a total area of approximately seven acres (30,000 square meters) and is located in the Takeo Province, a border area of Cambodia and Vietnam, which is approximately 125 miles (200 kilometers) south of Cambodia’s capital city Phnom Penh and connects the major cities of Southern Vietnam and Phnom Penh. The total consideration for the Land was $1.76 million, of which $850,000 was paid to the Seller in May 2010 as a deposit. The registration of the title of the Land under the name of Dreamworld Holding by the land office and the relevant authorities in Cambodia was completed on June 28, 2010 and, accordingly, we paid the balance of $910,000 to the Seller in mid-July 2010.

On May 21, 2010, a license to build and open a casino hotel in the Takeo Province of Cambodia was granted by the Government of the Kingdom of Cambodia to Dreamworld Leisure (Cambodia) Limited (“Dreamworld Leisure”), another new wholly-owned subsidiary of the Company. Pursuant to the License, Dreamworld Leisure is allowed to construct and open a casino hotel for table games and slot machines with the proposed name of Dreamworld Casino and Resort (“Dreamworld Casino”). It is anticipated that Dreamworld Casino will be constructed on the Land and upon its completion, a formal casino license will be granted to Dreamworld Leisure, which will be the operating company of Dreamworld Casino.

We intend to develop Dreamworld Casino in phases, as detailed in the table below, subject to demand and the availability of capital.

	Casino				Incremental
	Approx. Area (sq. ft.)	Slot Machines	Table Games	Hotel Rooms	Investment USD Millions
Phase 1	54,000	150	20	50	$8-10
Phase 2	—	150	20	50	2
Phase 3	32,000	150	20	100	5
Total	86,000	450	60	200	$15-17

Capital expenditures for Phase 1 include $1.76 million for the purchase of the land, which has been fully paid by two installments of approximately $850,000 in May 2010 and $910,000 in July 2010.  Based on our preliminary estimated project timeline, projected cash flows, and the deferral of principal repayments until July 2011 on our unsecured promissory note due to EGT Entertainment, we believe we will be able to fund Phase 1 from cash on hand and projected cash flow from operations.

As a border casino, Dreamworld Casino will be strategically positioned to capitalize on the attractive Southern Vietnam and the greater Phnom Penh area feeder markets.  We intend to leverage our marketing expertise and the Dreamworld brand from our operations at NagaWorld to make Dreamworld Casino a destination location for players in the area.

We continue to actively pursue casino development projects with a focus on the Indo-China region where we can leverage our existing market presence and relationships and capitalize on the attractive economic and socio demographic trends in our target markets. In the event we were to commit to additional and concurrent projects, it could require us to reallocate resources and adjust project timelines in order to give priority to the highest potential return project.

In addition to our core gaming business, we are focused on deriving greater value from our gaming chip and plaque operations.  We have directed greater resources to these operations in the form of marketing and product development to further strengthen our strong customer relationships and penetration in our key existing markets of Macau and Australia and to expand our distribution channels into new markets.  These efforts include the development of higher price per unit plaques.  Based on these initial efforts, we believe we have better positioned ourselves to capitalize on the future growth opportunities for the global gaming chip and plaque market.

With regard to our non-gaming operations, Dolphin auto component sales volumes posted a modest quarterly sequential decline but solid improvement from the prior year period as the automotive parts industry has shown signs of stabilization.  Due to the recent downturn in the global automotive industry, there has been rationalization and consolidation of our competitor base. As a designated tier 1 and tier 2 supplier to several major manufacturers, we believe Dolphin is better positioned to gain market share and increase sales orders in the future.

We also have implemented dramatic cost reductions initiatives, which resulted in a 34% decline in cash-based selling, general, and administrative expenses in 2010 compared to 2009 levels.  We continue to exercise strict cost control and, as a result, have maintained cash-based selling, general and administrative expenses at the low end of our targeted range of $1.5 to $1.8 million for the second quarter of 2010.  Importantly, we have effected these reductions without hindering our operational capabilities and still remain flexible enough to act on our growth plans.

With our refined operations and streamlined cost structure, we have significantly improved our execution capabilities, operational efficiency and financial performance.  Our consolidated revenue for the three months ended June 30, 2010 was approximately $5.1 million, of which revenue from our gaming machine participation, table games and non-gaming operations comprised 70%, 4% and 26%, respectively, of consolidated revenue.  This compares to consolidated revenue of approximately $5.8 million for the three months ended June 30, 2009, of which revenue from our gaming machine participation, table games and non-gaming operations comprised 30%, 55% and 15%, respectively, of consolidated revenue.

Revenue from our gaming machine participation operations increased to $3.5 million for the three months ended June 30, 2010 doubling from $1.7 million in the same period in the prior year.  Gross margin for the gaming participation business improved to 36% in the three months ended June 30, 2010 compared to negative gross margin of 49% in the same period in the prior year.  Excluding non-cash items such as machine depreciation and asset write-downs, gross margin for the gaming participation business improved to 94% from 90%, respectively.

Based on the solid revenue performance, particularly from our operations at NagaWorld, and our continued strict cost control efforts, we have significantly improved our ability to generate and grow positive cash flow.  We achieved positive Adjusted EBITDA (as defined below) of approximately $1.4 million for the three months ended June 30, 2010 up from approximately $1.3 million for the three months ended March 31, 2010.  Cash flow provided from operations amounted to approximately $4.9 million for the six months ended June 30, 2010 compared with cash used in operations of approximately $3.9 million in the same period in the prior year.

In addition, we made further progress in improving our liquidity and financial flexibility to pursue selective growth opportunities in our gaming operations.  In May 2010, we entered into another agreement with EGT Entertainment to further amend the unsecured promissory note originally issued in April 2008.  Under these new terms, which became effective July 1, 2010, we will defer the repayment of principal on the outstanding principal balance of the note of approximately $9.2 million until July 2011.  We will make interest only payments on a monthly basis at a rate of 5% per annum.  In July 2011, we will resume monthly payments of principal and interest for a period of 18 months.  The amended terms also require that we pay all the accrued interest for the period of July 1, 2009 to June 30, 2010, which had accrued at a rate of 5% per annum on the principal amount of approximately $9.2 million, in the total amount of approximately $458,000 on July 1, 2010.

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 2010 and 2009

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our three business segments for the three-month and six-month periods ended June 30, 2010 and 2009, namely gaming machine participation, table game products and non-gaming products.

On March 16, 2009, we entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. (the “Purchase and Settlement Agreement”) pursuant to which we sold Shuffle Master our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, including but not limited to, the trademarks of Random Plus™, ShufflePro™ and Deck Checker™, and certain inventories of such products.  All historical revenues and expenses from these assets sold to Shuffle Master were reclassified as discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share data)	2010	2009	2010	2009
Total:
Revenues	$5,065	$5,773	$9,432	$7,475
Gross profit/(loss)	$1,321	$287	$1,968	$(1,859)
Gross margin percentage	26%	5%	21%	(25)%
Adjusted EBITDA/(LBITDA)(1)	$1,382	$1,478	$2,703	$(1,051)
Operating loss from continuing operations	$(1,252)	$(2,207)	$(2,670)	$(8,014)
Net loss from continuing operations	$(1,534)	$(1,893)	$(3,197)	$(7,915)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.07)
Weighted average shares outstanding	115,879	114,957	115,426	114,957

Gaming machine participation:
Revenues	$3,539	$1,743	$6,374	$2,689
Gross profit/(loss)	$1,288	$(857)	$1,894	$(3,021)
Gross margin percentage	36%	(49)%	30%	(112)%

Table game products:
Revenues	$232	$3,191	$353	$3,269
Gross profit	$59	$1,300	$90	$1,396
Gross margin percentage	25%	41%	25%	43%

Non-gaming products:
Revenues	$1,294	$839	$2,705	$1,517
Gross loss	$(26)	$(156)	$(16)	$(234)
Gross margin percentage	(2)%	(19)%	(1)%	(15)%

(1)          “Adjusted EBITDA/(LBITDA)” is earnings (losses) before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA/(LBITDA) is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted EBITDA/(LBITDA) as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. The Company also presents Adjusted EBITDA/(LBITDA) because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA/(LBITDA) as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA/(LBITDA) should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income/(loss), Adjusted EBITDA/(LBITDA) does not include depreciation or interest expense and,  therefore, does not reflect current or future capital expenditures or the cost of capital. The Company compensates for these limitations by using Adjusted EBITDA/(LBITDA) as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income/(loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA/(LBITDA). Entertainment Gaming Asia’s calculation of Adjusted EBITDA/(LBITDA) may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of EBITDA/(LBITDA), as adjusted, to the net loss is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share data)	2010	2009	2010	2009
Net loss — GAAP	$(1,534)	$(133)	$(3,197)	$(6,373)
Income from discontinued operations	—	(1,760)	—	(1,542)
Interest expense and finance fees	84	112	206	248
Interest income	(25)	(26)	(38)	(64)
Income tax expense	220	296	455	299
Depreciation and amortization	2,316	2,745	4,546	5,556
Stock option expense	246	244	540	446
Write down of gaming assets	75	—	191	379
EBITDA/(LBITDA), as adjusted	$1,382	$1,478	$2,703	$(1,051)

Total revenue decreased approximately $708,000 to approximately $5.1 million for the three-month period ended June 30, 2010 compared to approximately $5.8 million in the same period in the prior year due to a decrease in table game revenue partially offset by an increase in gaming machine participation and non-gaming products revenue.  Revenue from table game products decreased as a result of lower chip volumes compared to the three-month period ended June 30, 2009 during which time we delivered a large RFID gaming chip order for a new casino in Macau. Revenue from gaming machine participation increased as a result of higher average net win per machine and machines in operation. Revenue from non-gaming products increased as a result of increased orders from major customers.

Gross profit increased approximately $1.0 million to approximately $1.3 million for the three-month period ended June 30, 2010 compared to a gross profit of approximately $287,000 in the same period in the prior year primarily as a result of higher revenue and gross margin for our gaming machine participation operations and non-gaming operations, partially offset by lower revenue and gross margin on our table game products operations.  Gross profit from gaming machine participation operations increased due to higher revenue for this business segment and lower depreciation expense on the machines, which is recorded in cost of operations, as a result of impairment charges recorded at the end of 2009.  Revenue from gaming machine participation increased significantly greater than depreciation expenses for our gaming machine participation operations. Gross loss from non-gaming products decreased primarily due to higher revenue and production efficiencies resulting from higher sales volumes during the three-month period ended June 30, 2010 compared to the prior year period.  Gross profit from table game products decreased primarily due to lower sales volumes and loss of production efficiencies relating to the sales volumes during the three-month period ended June 30, 2010 compared to the prior year period, which included a large RFID gaming chip order for a new casino in Macau.

Operating loss from continuing operations decreased approximately $955,000 to approximately $1.3 million for the three-month period ended June 30, 2010 compared to an operating loss of approximately $2.2 million in the same period in the prior year primarily as a result of higher gross profit and reduced operating expenses.  Net loss from continuing operations declined approximately $359,000 to approximately $1.5 million compared to a net loss of approximately $1.9 million for the same period in the prior year primarily due to the reduction in the operating loss,  a slight gain on the disposition of assets compared to a loss on the disposition of assets, all of which were partially offset by the one-time gain of $656,000 related to the settlement of a lawsuit during the three-month period ended June 30, 2009 and a foreign currency loss compared to a foreign currency gain in the prior year period.

Total revenue increased approximately $1.9 million to approximately $9.4 million for the six-month period ended June 30, 2010 compared to approximately $7.5 million in the same period in the prior year due to an increase in gaming machine participation revenue and non-gaming product sales, partially offset by a decrease in table game products sales compared to the prior year period.  Revenue from gaming machine participation revenue increased significantly as a result of higher average net win per machine and machines in operation.  Revenue from non-gaming products increased as a result of increased orders from major customers arising from a recovery in the economy. Revenue from table game products decreased as a result of lower sales volumes compared to the three-month period ended June 30, 2009 during which time we delivered a large RFID gaming chip order for a new casino in Macau.

Gross profit increased approximately $3.9 million to approximately $2.0 million for the six-month period ended June 30, 2010 compared to a gross loss of approximately $1.9 million in the same period in the prior year primarily as a result of the higher gross margins for our gaming machine participation and non-gaming products operations, partially offset by a lower gross margin for our table game products operations. Gross profit from gaming machine participation operations increased due to higher revenues for this business segment and lower depreciation expense on the machines as a result of impairment charges recorded at the end of 2009.  Revenue from gaming machine participation increased significantly greater than depreciation expenses for our gaming machine participation operations. Gross loss from non-gaming products decreased primarily due to higher revenues and gross margin due to production efficiencies resulting from higher sales volumes during the six-month period ended June 30, 2010 compared to the prior year period.  Gross profit from table game products decreased primarily due to lower sales volumes and loss of production efficiencies relating to the sales volumes during the six-month period ended June 30, 2010 compared to the prior year period, which included a large RFID gaming chip order for a new casino in Macau.

Operating loss from continuing operations decreased approximately $5.3 million to approximately $2.7 million for the six-month period ended June 30, 2010 compared to an operating loss of approximately $8.0 million in the same period in the prior year primarily as a result of higher gross profit and reduced operating expenses.  Net loss from continuing operations decreased approximately $4.7 million to approximately $3.2 million for the six-month period ended June 30, 2010 compared to a net loss of approximately $7.9 million in the same period in the prior year primarily due to higher gross profit and reduced operating expenses, partially offset by the absence of gains related to the settlement of the legal suit which benefited the prior year period.

Gaming Machine Participation

In September 2007, we began our electronic gaming machine participation operations in Asia as part of our primary focus on placing gaming machines on a revenue sharing basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except per share data)	2010	2009	2010	2009 (1)
Net revenue to the Company
Cambodia	$2,620	$1,006	$4,622	$1,324
Philippines	$919	$737	$1,752	$1,365
Consolidated total	$3,539	$1,743	$6,374	$2,689
Average net win per unit per day
Cambodia	$196	$197	$195	$145
Philippines (2)	$59	$58	$57	$57
Consolidated total	$115	$95	$111	$79

	June 30,
	2010	2009
Machine Units in operation
Cambodia	624	240
Philippines	878	797
Consolidated total	1,502	1,037

(1)          Since March 2009, our Cambodia operations have consisted solely of our operations at NagaWorld.

(2)          Average net win figures for our Philippines’ operations exclude venues during the soft launch opening period and for one venue for the period of January to September 2009 when revenue was recognized on a cash basis.

Revenue from gaming machine participation operations increased approximately $1.8 million to approximately $3.5 million for the three-month period ended June 30, 2010 compared to revenue of approximately $1.7 million in the same period in the prior year primarily as a result of higher average net win per machine and number of machines in operation compared to the three-month period ended June 30, 2009.

Gross profit from gaming machine participation operations increased approximately $2.1 million to approximately $1.3 million for the three-month period ended June 30, 2010 compared to a gross loss of approximately $857,000 in the same period in the prior year primarily due to the increase in gaming machine participation revenue and a decrease in depreciation expense for our gaming machine participation operations as a result of impairment charges recorded at the end of 2009. Cost of goods sold for the three-month period ended June 30, 2010 included approximately $2.0 million of depreciation of electronic gaming machines, approximately $206,000 of other expenses and approximately $75,000 in write-offs of gaming assets.

Revenue from gaming machine participation operations increased approximately $3.7 million to approximately $6.4 million for the six-month period ended June 30, 2010 compared to revenue of approximately $2.7 million in same period in the prior year. The increase in revenue was primarily a result of higher average net win per machine and number of machines in operation compared to the six-month period ended June 30, 2009.

Gross profit from gaming machine participation operations increased approximately $4.9 million to approximately $1.9 million for the six-month period ended June 30, 2010 compared to a gross loss of approximately $3.0 million in the same period in the prior year primarily due to an increase in gaming machine participation revenue and a decrease in gaming machine depreciation as a result of impairment charges recorded at the end of 2009.  Cost of goods sold for the six-month period ended June 30, 2010 included approximately $3.9 million of depreciation expense of electronic gaming machines, approximately $432,000 of other expenses and approximately $191,000 in write-offs of gaming assets.

As of June 30, 2010, we had a total of 1,800 gaming machine seats of which 298 were held in inventory and 1,502 were in operation.  Of the 1,502 gaming machine seats in operation, 624 were in operation in one venue in Cambodia and 878 were in operation in six venues in the Philippines.

	June 30,		December 31,
	2010		2009
(amounts in thousands)	Units	Carrying Value	Units	Carrying Value
Machines and systems used in operations	1,502	$19,296	1,299	$19,248
Machines and systems held for future use	298	4,818	403	7,259
Total gaming machines and systems	1,800	$24,114	1,702	$26,507

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

Pursuant to the terms of the Consolidation Agreement, we and NagaWorld now have joint control over the operation of a total of 640 electronic gaming machines (comprising the 200 additional machines and the existing 440 machines placed and in operation pursuant to the Previous Agreements), including floor staff and respective audit rights. We and NagaWorld now share the win per unit per day from all the 640 machines and certain operating costs related to marketing and floor staff at a 25% / 75% split, respectively (subject to our right to receive 100% of the win per unit per day from certain machines during a certain period of time as described below). Win per unit per day from all the 640 machines are settled and distributed daily to us. The Consolidation Agreement is for a term of six years commencing March 1, 2010.

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

On May 25, 2010, we entered into a supplemental agreement (“Supplemental Agreement”) with NagaWorld to place an additional 30 electronic gaming machines on a participation basis at NagaWorld casino resort.  Pursuant to the terms of the Supplemental Agreement, our area of operation on the lobby gaming floor of NagaWorld will be expanded to include two new areas and the maximum number of machines that we are permitted to operate and manage in this operation area will be increased by 30 units from 640 units to 670 units. Save for certain modifications in relation to the aforesaid expansion of operation area and increase in the machines number, all the existing operation terms under the Consolidation Agreement will continue to apply to the 670 machines including the newly added 30 units.

In consideration for the entering of the Supplemental Agreement, we paid to NagaWorld a commitment fee of $1.0 million on June 15, 2010.  While we and NagaWorld will share the win per unit per day from the 670 machines at a 25%/75% split, respectively, we will be entitled to 100% of the win per unit per day from the newly added 30 machines and the 200 machines placed under the Consolidation Agreement until we have received a total accumulated win per unit per day of $6.8 million from these 230 machines (representing the aggregate of $4.1 million commitment fee paid for the 200 machines under the Consolidation Agreement, the $1.0 million commitment fee under the Supplemental Agreement and our 25% share of win per unit per day from these 230 machines).

Below is a table showing various agreements with NagaWorld and respective commitment fees paid and remaining on the balance sheet as of June 30, 2010:

Agreement	Number of Machine Seats	Prepaid Commitment Fees (in millions)	Prepaid Commitment Fees Remaining on the Balance Sheet as of June 30, 2010 (in millions)
December 08	200	$—	$—
May 09	40	1.00	—
August 09	200	5.84	—
Previous Agreements	440	6.84	—
Consolidation Agreement	200	4.10	1.08
Supplemental Agreement	30	1.00	1.00
	670	$11.94	$2.08

As of August 1, 2010, we had 656 gaming machine seats in operation at NagaWorld in Cambodia, representing an increase of 32 seats since June 30, 2010.  In Cambodia, we expect to add 14 additional gaming machine seats to our operations at NagaWorld in August 2010, fulfilling our total contract for 670 seats at this venue, and to add approximately 60 gaming machine seats at the new Grand Golden Casino in the Kampong Cham province in November 2010.  As of August 1, 2010, in the Philippines, we had 888 gaming machine seats in operation, an increase of 10 seats since June 30, 2010 due to our continued efforts to implement our strategic initiative to reallocate our gaming assets to focus on higher-performing venues.

In April 2010, we entered into a Machine Participation Agreement with Grand Golden Co. Ltd. (“Grand Golden”), to place approximately 60 electronic gaming machine seats on a participation basis at its new Grand Golden casino in the Kampong Cham province of Cambodia near the Vietnam border.  We anticipate the full deployment of the 60 gaming machines seats in November 2010 following the completion of the renovations to the designated floor space by the venue owner.  Under the terms of this agreement, we will have joint control over the operation of all our electronic gaming machine seats, including full audit rights. We and Grand Golden will share the revenue and marketing costs, at a 30% / 70% split, respectively, and we will receive on a monthly basis our relevant portion of the daily win in cash. The contract duration is five years commencing once the 60 gaming machine seats become operational.

In addition, we are selectively pursuing potential new projects for our gaming participation operations in the Indo-China region, where there is gaming development.  However, total company-wide machine placements can fluctuate due to our strategic efforts to optimize average daily net wins.  In the event gaming machine performance at our contracted venues does not meet expectations, we may discuss with the relevant venue owner withdrawing all or a portion of our gaming machines from such venues for future redeployment in new or existing venues with better performance prospects.

Table Game Products

Revenue from table game products, which consists of RFID and traditional non-RFID gaming chips and plaques, decreased approximately $3.0 million to approximately $232,000 for the three-month period ended June 30, 2010 compared to revenue of approximately $3.2 million in the same period in the prior year.  The decrease was the result of lower sales orders compared to the prior year period, which included a large gaming chip order to a new casino in Macau.

Gross profit from table game products decreased approximately $1.2 million to approximately $59,000 for the three-month period ended June 30, 2010 compared to a gross profit of approximately $1.3 million in the same period in the prior year.  The decrease was primarily a result of lower sales volumes compared to the three-month period ended June 30, 2009 when we recorded a large RFID gaming chip order for a new casino in Macau.

Revenue from table game products decreased approximately $2.9 million to approximately $353,000 for the six-month month period ended June 30, 2010 compared to approximately $3.3 million in the same period in the prior year.  The decrease was the result of lower sales volumes compared to the prior year period, which included a large RFID gaming chip order to a new casino in Macau.

Gross profit from table game products decreased approximately $1.3 million to approximately $90,000 in the six-month period ended June 30, 2010 compared to a gross profit of approximately $1.4 million in the same period in the prior year due to lower revenue and sales volume for our RFID gaming chips resulting in reduced production efficiencies.

Non-Gaming Products

Revenue from non-gaming products, which consists of automotive tooling and parts, increased approximately $455,000 to approximately $1.3 million for the three-month period ended June 30, 2010 compared to approximately $839,000 in the same period in the prior year due to an increase in sales to our largest customer, which increased their production for the year due to an overall improvement in the local economy and the automotive industry.

Gross loss decreased approximately $130,000 to approximately $26,000 for the three-month period ended June 30, 2010 compared to approximately a gross loss of $156,000 in the same period in the prior year due to the increased sales to our largest customer and resulting improvements in production efficiencies.

Revenue from non-gaming products increased approximately $1.2 million to approximately $2.7 million for the six-month period ended June 30, 2010 compared to approximately $1.5 million in the same period in the prior year due to an increase in sales to our largest customer as they increased their production for the year.

Gross loss decreased approximately $218,000 to approximately $16,000 for the six-month period ended June 30, 2010 compared to a gross loss of approximately $234,000 in the same period in the prior year due to the increase in sales orders from our major customer and resulting improvements in production efficiencies.

Operating Expenses

The following is a schedule of expenses on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(amount in thousands)	2010	2009	2010	2009
Selling, general and administrative	$1,516	$1,831	$2,937	4,427
Stock-based compensation expense	246	244	540	446
Product development expense	372	75	456	129
Depreciation and amortization	229	255	458	565
Restructuring charges	210	89	247	588
	$2,573	$2,494	$4,638	6,155

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $315,000 to approximately $1.5 million for the three-month period ended June 30, 2010 compared to approximately $1.8 million in the same period in the prior year period due to our cost reduction initiatives.  Salaries and wages expense declined approximately $303,000 as a result of headcount reductions.  Rent and other expenses decreased approximately $98,000 due to concerted efforts to reduce office expenses to the bare minimum. However, legal expense and external consultancy and accounting fees increased approximately $86,000 primarily due to higher legal fees and payment of our insurance deductible associated with current litigation matters.

Selling, general and administrative expenses decreased approximately $1.5 million to approximately $2.9 million for the six-month period ended June 30, 2010 compared to approximately $4.4 million in the same period in the prior year due to our cost reduction initiatives.  Salaries and wages expense declined approximately $797,000 as a result of headcount reductions.  Rent and office expenses decreased approximately $187,000 due to closure of the U.S. and China offices. Travel, marketing and other expenses decreased approximately $506,000 due to concerted efforts to reduce office expenses to the bare minimum.

Based on our cost reduction plans and our current scale of operations, we anticipate recurring selling, general, and administrative expenses can be maintained in the approximate range of $1.5 million to $1.8 million per quarter.

Stock-Based Compensation Expense

Stock-based compensation expense increased approximately $2,000 to approximately $246,000 for the three-month period ended June 30, 2010 compared to approximately $244,000  in the same period in the prior year primarily due to the departure of certain employees in 2009, net of an increase due to the issuance of new stock compensation granted during  the same period.

Stock-based compensation expense increased approximately $94,000 to approximately $540,000 for the six-month period ended June 30, 2010 compared to approximately $446,000 in the same period in the prior year due to the issuance of new stock compensation granted to senior management during the three-month period ended March 31, 2010.

Product Development Expenses

Product development expenses increased approximately $297,000 to approximately $372,000 for the three-month period ended June 30, 2010 compared to approximately $75,000 in the same period in the prior year primarily as a result of additional costs incurred associated with the development of new plaques for the table game business.

Product development expenses increased approximately $327,000 to approximately $456,000 for the six-month period ended June 30, 2010 compared to approximately $129,000 for the same period in the prior year for the same reason as described above.

As a result of the completed sale to Shuffle Master of our portfolio of automated card verification machines and electronic card shuffling systems in April 2009, all related intellectual property and certain inventory of such products pursuant to the Purchase and Settlement Agreement were written off.

It is anticipated that future product development will focus on potential gaming and/or non-gaming product enhancements.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased approximately $26,000 to approximately $229,000 for the three-month period ended June 30, 2010 compared to approximately $255,000 in the same period in the prior year.  The decrease was a result of the closure of our U.S. office and our China table game product manufacturing facility.

Depreciation and amortization expenses decreased approximately $107,000 to approximately $458,000 for the six-month period ended June 30, 2010 compared to approximately $565,000 in the same period in the prior year for the same reasons described above.

Restructuring Charges

During the three-month period ended June 30, 2010, we incurred restructuring charges of approximately $210,000 for severance wages and benefits related to the termination of employees. During the three-month period ended June 30, 2009, we incurred restructuring charges of approximately $89,000 for facility operating leases that we vacated.

During the six-month period ended June 30, 2010, we incurred restructuring charges of approximately $247,000 for severance wages and benefits related to the termination of employees. During the six-month period ended June 30, 2009, we incurred restructuring charges of approximately $588,000 for severance wages and benefits related to the termination of employees and the facility operating leases that we vacated.  The amount represents the contractual and other agreements with employees including a former executive, which only includes charges for termination benefits measured at the estimated fair value at the termination date and does not include charges for services yet to be rendered.

Other Income/(Expenses)

	Three Months Ended June 30,		Six Months Ended June 30,
(amount in thousands)	2010	2009	2010	2009
Interest expense and finance fees	$(84)	$(112)	$(206)	$(248)
Interest income	25	26	38	64
Foreign currency (loss)/gain	(69)	64	(60)	(63)
Legal settlement gain	—	656	—	656
Gain/(loss) on disposition of assets	5	(94)	4	(94)
Other	61	70	152	83
Total	$(62)	$610	$(72)	398

Interest Expense and Finance Fees

Interest expense and finance fees decreased approximately $28,000 to approximately $84,000 for the three-month period ended June 30, 2010 compared to approximately $112,000 in the same period in the prior year primarily due to a favorable settlement on accrued interest expense related to the withholding tax.

Interest expense and finance fees decreased approximately $42,000 to approximately $206,000 for the six-month period ended June 30, 2009 compared to approximately $248,000 in the same period in the prior year primarily due to the same reason described above and lower debt levels on the EGT Entertainment note in the six months ended June 30, 2010 compared to the prior year period.

Interest Income

Interest income decreased approximately $1,000 to approximately $25,000 for the three-month period ended June 30, 2010 compared to approximately $26,000 in the same period in the prior year as a result of the decrease in cash and cash equivalents held in overnight money market accounts and the general decrease in interest rates.

Interest income decreased approximately $26,000 to approximately $38,000 for the six-month period ended June 30, 2010 compared to approximately $64,000 in the same period in the prior year for the same reasons as described above and interest imposed on a customer’s overdue amount.

Cash in bank deposits decreased by approximately $3.1 million to approximately $6.4 million from June 30, 2009 to June 30, 2010 mainly due to payments for our gaming operations at NagaWorld, the deposit to secure land for the casino project in Cambodia, gaming machine purchases and operating expenses.

Foreign Currency Transactions

Foreign currency losses increased by approximately $133,000 to approximately $69,000 for the three-month period ended June 30, 2010 compared to a gain of approximately $64,000 in the same period in the prior year. The losses for the three-month period ended June 30, 2010 resulted primarily from the appreciating value of the U.S. dollar denominated payables from our Philippine operations, whose functional currency is the Philippine peso.

Foreign currency losses decreased approximately $3,000 to approximately $60,000 for the six-month period ended June 30, 2010 compared to losses of approximately $63,000 in the same period in the prior year. The losses for the six-month period ended June 30, 2010 and 2009 were for the same reason described above.

Legal Settlement Gains

We recorded a settlement gain of approximately $656,000 from the Purton litigation during the three-month period ended June 30,

2009. On June 17, 2009, we entered into a deed of release with William Purton and other plaintiffs over which he had control for the settlement of all legal claims, disputes and proceedings between the parties.

Other

Other income decreased approximately $9,000 to approximately $61,000 for the three-month period ended June 30, 2010 compared to approximately $70,000 in the same period in the prior year due to a  slight decrease in grants received from the Australian government.

Other income increased approximately $69,000 to approximately $152,000 for the six-month period ended June 30, 2009 compared to approximately $83,000 in the same period in the prior year primarily due to an increase in grants received from the Australian government.

Income Tax Provisions

Effective tax rates for the three-month period and six-month period ended June 30, 2010 and 2009 were approximately (16.7)%, (18.5)%, (16.6)% and (3.9)% respectively.  We will continue to review the tax losses and income generated in the future by our foreign subsidiaries to minimize taxation implications/costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(amount in thousands)	2010	2009	2010	2009
Income tax provisions	$220	$296	$455	$299

Discontinued Operations

We recorded a net profit from discontinued operations of approximately $1.8 million during the three-month period ended June 30, 2009 related to the sale of our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventories of such products to Shuffle Master. The sale was completed in April 2009. All historical revenues and expenses from these assets sold to Shuffle Master were reclassified as discontinued operations. There was no net profit or loss from discontinued operations during the three-month period ended June 30, 2010.

We recorded a net profit from discontinued operations of approximately $1.5 million during the six-month period ended June 30, 2009 primarily related to the sale of our portfolio of automated card verification machines and electronic card shuffling systems as discussed above. There was no net profit or loss from discontinued operations during the six-month period ended June 30, 2010.

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

Pursuant to an amendment to the Facility Agreement dated November 6, 2008 between the parties, Elixir International surrendered the note of Initial Advance to the Company in exchange for the issuance of a new promissory note (the “First Amended Note”) for the then outstanding principal amount of $12.1 million with the following new repayment terms: (i)  the outstanding principal amount and the interest accrued thereon shall be repaid in 24 equal monthly installments reset from January 1, 2009; (ii) interest shall be accrued on the outstanding principal at the rate of five percent (5.0%)  per annum starting from January 1, 2009; and no monthly repayments under the new note were required for the months of October, November and December 2008.

We began paying our monthly installments of approximately $530,000 under the First Amended Note on January 1, 2009 and paid or settled six installments during the six-month period ended June 30, 2009.  As at June 30, 2009, the then unpaid principal balance under the First Amended Note was approximately $9.2 million (the “Outstanding Principal”). On July 24, 2009, for the purpose of improving our financial flexibility to enable us to capitalize on potential growth and investment opportunities such as expansion of slot machine placements and operations in new venues, at our request, Elixir International entered into an Amendment No. 2 to the Trade Credit Facility Agreement and Related Note with us (the “Second Amendment”).  Pursuant to the Second Amendment, Elixir International agreed to restructure the payment schedule of the Outstanding Principal and we issued to Elixir International a new note (the “Second Amended Note”) to replace the First Amended Note. Under the revised payment schedule of the Second Amended Note, we  are relieved from making any actual repayments of principal or interest under the Facility Agreement until July 1, 2010 although interest at the rate of 5% continues to accrue on the Outstanding Principal balance. The repayment of the Outstanding Principal balance and interest accrued thereon would be repaid in 18 equal monthly installments commencing on July 1, 2010.

On April 20, 2010, in relation to the disposal of Elixir International by our principal shareholder, EGT Entertainment, Elixir International assigned and transferred all its rights and obligations under the Facility Agreement and the note to EGT Entertainment. The said assignment and transfer does not have any impact on the note terms or the repayment obligations of the Company save and except that when the repayment schedule resumes, the monthly repayment of principal and interest under the note will be made to or at the direction of EGT Entertainment instead of Elixir International.

On May 25, 2010, the Company entered into the  Amendment No.3 to the Facility Agreement with EGT Entertainment (the “Third Amendment”), pursuant to which we issued another new note (the “Third Amended Note) to replace the Second Amended Note.  Under the payment schedule of the Third Amended Note, the Outstanding Principal Balance and the interest accrued thereon were further restructured in the following manner: (a)   the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of approximately $0.5 million to be paid by the Company in a lump sum payment on July 1, 2010; (b)   on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company will pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (c)  the Company will repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company has paid a total of $458,000 on July 1, 2010 to EGT Entertainment.

As of June 30, 2010, we had total cash and cash equivalents of approximately $6.4 million and a working capital balance of approximately $8.5 million. Our working capital during the three months ended June 30, 2010 was positively impacted by the cash received from our operations at NagaWorld and by the repayment deferral of principal and interest on the Trade Credit Facility. Working capital during the three months ended June 30, 2010 was negatively impacted by a deposit of approximately $850,000 toward the purchase of land in Cambodia for development of our new casino project and the purchase of gaming machines for our expansion at NagaWorld under the December 30, 2009 and May 25, 2010 contracts. Our cash position during the three months ended June 30, 2010 was impacted by the above mentioned factors that impacted working capital as well as the payment of a commitment fee of $1.0 million to NagaWorld under the contract dated May 25, 2010.

During the third quarter of 2010 to date, working capital has been impacted by the payment of $910,000 in July 2010 to complete the purchase of the land for the Cambodia casino project, but has been offset by strong cash flow from our operations at NagaWorld.

During the remainder of 2010, as part of our incremental growth strategy for our gaming operations, we intend to incur initial planning and construction costs for the development of our own casinos.  In addition, we expect to purchase gaming machines to supplement existing inventory and source future targeted deployment plans.  Given our current and projected future cash flow generation capability from our operations at NagaWorld (including the recoupment of commitment fees paid and our share of net wins from our machines installed at NagaWorld), the state of the previously-owned gaming machine market, and our strong relationships with gaming equipment manufacturers, we anticipate funding our 2010 growth plans and gaming machine purchases for our existing project pipeline from cash on hand and expected net cash flow from operations.  Based on our existing growth plans, we anticipate capital expenditures will be approximately $4 to $6 million for the remainder of 2010.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our working capital needs to support ongoing future operations over the next 12 months, based on:

•                  our extensive cost cutting measures, which involve, among other initiatives, the significant reductions in professional fees, traveling and entertainment expenses and based on our current quarterly run-rate, should provide us with annualized selling, general and administrative cash expenses of approximately $6.0 to $7.2 million, a decline of 32% to 18% compared to 2009 levels;

•                  our ability to collect on a daily basis 100% of the win per unit from NagaWorld for the additional 200 gaming machine seats under our contract dated December 30, 2009 and the additional 30 gaming machine seats under our contract dated May 25, 2010 until September 2010 when we expect that the total combined remaining commitment fees as of June 30, 2010 of $2.1 million plus our 25% share of the win per day on these 230 machine seats will be recouped; and

•                  our assumption that we will be successful in our endeavors to ramp up the revenue base by focusing our placement of gaming machines in strong performing venues and plans to provide value-added services, such as promotion and marketing advisory services, to certain venues with a goal to improving net win per machine.

However, if our assumptions set fort above prove to be inaccurate should we endeavor to commit to any future large projects to expand our gaming operations we may require additional funding at such time.  In this case, we will look into the options for raising additional funds through various financing sources, including the procurement of commercial debt financing and/or vendor financing and/or the sale of debt or equity securities.  However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected.  Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility and any equity financing will be dilutive to our present stockholders.

Cash Flows Summary

	Six Months Ended June 30,
(amounts in thousands)	2010	2009	Increase (Decrease)
Cash provided by/ (used in):
Operations	$4,896	$(3,935)	$8,831
Investing	(2,563)	1,890	(4,453)
Financing	(112)	(3,072)	2,960
Effect of exchange rate change in cash	(47)	128	(175)
	$2,174	$(4,989)	$7,163

Operations

Cash provided by operations was approximately $4.9   million for the six-month period ended June 30, 2010 as compared with cash used in operations of approximately $3.9 million in the same period in the prior year. The increase in cash provided by operations was primarily due to a significant reduction in operating losses before depreciation and amortization as a result of the increase in game participation revenue (including the recoupment or commitment fees) as well as improvement in net working capital and a reduction in operating expenses.

Investing

Cash used in investing activities was approximately $2.6 million for the six-month period ended June 30, 2010 compared to approximately $1.9 million provided by investing activities in the same period in the prior year.   The increase in cash used in investing activities was a result of the purchase of land for the Cambodia casino project and electronic gaming machines for our expansion at NagaWorld under the contracts dated December 30, 2009 and May 25, 2010.   During the six-month period ended June 30, 2009, cash was positively impacted as a result of the sale of assets to Shuffle Master.

Financing

Cash used in financing activities decreased as a result of the deferral of the repayment of principal and interest on the Trade Credit Facility until July 2010.

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

We consider the following accounting estimates to be the most critical to fully understanding and evaluating our reported financial results. They require us to make subjective or complex judgments about matters that are inherently uncertain or variable. Senior management have discussed the development, selection and disclosure of the following accounting estimates, particularly those considered most sensitive to changes from external factors, with the audit committee of our board of directors.

Intangible Assets, including Goodwill

Intangible assets consist of patents, customer relationships, trademarks and goodwill. They are recorded at cost and are amortized, except for goodwill, on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from ten to thirteen years. The straight-line amortization method is utilized because we believe there is not a more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

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

Commitment fees paid to the venue operator where the agreement stipulates that the fees will be recovered from the daily net win sharing are capitalized as assets. As required by ASC 605-50, Customer Payments and Incentives, the cash consideration received for the portion of net winnings relating to the commitment fees is amortized as a reduction of revenue if the expected benefit from commitment fees cannot be separately identified or reasonably estimated. We had prepaid commitment fees of approximately $2.1 million and $4.8 million as of June 30, 2010 and December 31, 2009, respectively.

Commitment fees paid to the venue operators relating to contract amendments are also capitalized as assets and amortized as a reduction of revenue fees over the term of the amended contracts. We had contract amendment fees of approximately $1.3 million and $688,000 as of June 30, 2010 and December 31, 2009, respectively.

Gaming and Non-Gaming Product Revenues

We recognize revenue from the sale of our products to end users upon shipments against customer contracts or purchase orders.

We recognize revenue from our sales to independent distributors upon shipments to the distributors against distributor contracts or purchase orders for our products.  We recognize revenue on consignment inventory when ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the product in its service organization or to an end user.

Stock-Based Compensation

We apply ASC 718, Compensation-Stock Compensation, to account for stock-based compensation. Under the fair value recognition provisions of ASC 718, for stock-based compensation accrued to employees and non-employee directors, we recognize stock-based compensation expense for all service-based awards with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation costs of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, we remeasure compensation costs each period until the service condition is complete and recognize compensation costs on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding.  Stock-based compensation expense totaled approximately $246,000 and $244,000 and $540,000 and $446,000 for the three-month and six-month periods ended June 30, 2010 and 2009, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

Income Taxes

We are subject to income taxes in the U.S. (including federal and state) and several foreign jurisdictions in which we operate. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. ASC 740, Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the tax loss carry-forward periods available to us for tax reporting purposes, and other relevant factors.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We applied the provisions of ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

We are subject to income tax examinations by tax authorities from 2003 through the present period in jurisdictions in which we operate. There are currently no income tax returns under examination by the U.S. Internal Revenue Service or any other major tax authorities.

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

Item 4.            Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2010.

(b)   Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the six-month period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1A.         Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. Except as set forth below, there were no material changes to those risk factors during the three months ended June 30, 2010.

We are a defendant in a litigation matter that could result in substantial costs and divert management’s attention and resources.

On March 26, 2010, and as amended on May 28, 2010, certain shareholders of the Company including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd (collectively, the “Plaintiffs”) filed in the United States District Court for the Southern District of New York a complaint (the “Complaint”) against certain defendants including the Company and certain other current and former directors and officers of the Company.  Although the Complaint was filed on March 26, 2010, the Company was not made aware of it until March 31, 2010, the date immediately after the Company’s filing of its Form 10-K for the fiscal year ended December 31, 2009.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, we granted NIL stock awards.

Item 6.            Exhibits

Exhibit No.	Description	Method of Filing

10.1	Amendment No. 3 to Trade Credit Facility Agreement and Related Note dated May 25, 2010 between Registrant and EGT Entertainment Holding Limited (formerly known as Elixir Group Limited)	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 26 , 2010

10.2	Machines Operation and Participation Agreement dated May 25, 2010 between Registrant, Elixir Gaming Technologies (Hong Kong) Limited (now known as,,,,) and NagaWorld Limited	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 26, 2010

10.3	Land Sale & Purchase Agreement between Dreamworld (Takeo) Investment Holding Limited and the owner of the Land dated as of May 26, 2010	Filed as an exhibit to Registrant’s Current Report on Form 8-K filed on May 27, 2010

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	August 13, 2010	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	August 13, 2010	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Chief Accounting Officer