Form 10-Q
period 2010-09-30
Entertainment Gaming Asia Inc.
filed 2010-11-10
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 1, 2010, 116,089,394 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.                                   Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,814	$4,190
Cash held in escrow	1,000	—
Accounts receivable, net	2,756	2,670
Amounts due from a related party	—	12
Other receivables	216	195
Inventories	867	621
Assets held for sale	743	930
Prepaid commitment fees	—	4,838
Deferred tax assets	—	90
Prepaid expenses and other current assets	1,170	770
Total current assets	14,566	14,316

Accounts receivable, net of current portion	—	106
Gaming equipment and systems, net	23,318	26,507
Property and equipment, net	4,827	3,322
Intangible assets, net	2,722	3,026
Goodwill	84	84
Contract amendment fees	1,241	688
Prepaids, deposits and other assets	363	408
Total assets	$47,121	$48,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,204	$1,125
Amounts due to a related party	15	46
Accrued expenses	1,846	2,325
Notes payable to a related party, current portion	1,525	3,128
Capital lease obligations, current portion	157	187
Customer deposits and other current liabilities	245	78
Total current liabilities	4,992	6,889

Notes payable to a related party, net of current portion	7,678	6,265
Capital lease obligations, net of current portion	332	414
Other liabilities	777	604
Deferred tax liability	686	877
Total liabilities	14,465	15,049

Stockholders’ equity:
Common stock, $.001 par value, 300,000,000 shares authorized; 115,919,394 and 114,956,667 shares issued and outstanding	116	115
Additional paid-in-capital	415,543	414,864
Accumulated other comprehensive income/(loss)	395	(645)
Accumulated deficit	(383,398)	(380,926)
Total stockholders’ equity	32,656	33,408
Total liabilities and stockholders’ equity	$47,121	$48,457

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Gaming machine participation	$4,108	$1,839	$10,482	$4,527
Table game products	645	572	998	3,841
Non-gaming products	1,882	1,201	4,587	2,719
	6,635	3,612	16,067	11,087
Operating costs and expenses:
Cost of gaming machine participation
Machine depreciation	2,014	2,534	5,871	7,349
Write-off of gaming assets	54	117	244	496
Other operating costs	171	370	603	886
Cost of table game products	381	275	643	2,148
Cost of non-gaming products	1,685	1,204	4,406	2,955
Selling, general and administrative	1,466	1,791	4,944	6,664
Impairment of assets	—	425	—	425
Flood damage losses	—	98	—	98
Product development expenses	64	72	520	201
Depreciation and amortization	221	237	679	802
Restructuring charges	63	4	310	592
Total operating costs and expenses	6,119	7,127	18,220	22,616

Income/(loss) from operations	516	(3,515)	(2,153)	(11,529)

Other income/(expense):
Interest expense and finance fees	(116)	(146)	(322)	(394)
Interest income	28	10	66	75
Foreign currency gains/(losses)	32	(16)	(28)	(79)
Legal settlement gain	—	—	—	656
Loss on disposition of assets	(121)	—	(117)	(94)
Other	66	61	217	142
Total other (expense)/income	(111)	(91)	(184)	306

Income/(loss) before income tax and discontinued operations	405	(3,606)	(2,337)	(11,223)

Income tax benefit/(expense)	320	(69)	(135)	(368)

Net income/(loss) from continuing operations	725	(3,675)	(2,472)	(11,591)
Net income from discontinued operations, net of tax	—	5	—	1,547

Net income/(loss)	$725	$(3,670)	$(2,472)	$(10,044)

Earnings/(loss) per share:
Basic
Income/(loss) from continuing operations	$0.01	$(0.03)	$(0.02)	$(0.10)
Income from discontinued operations	—	—	—	0.01
Basic earnings/(loss) per share	$0.01	$(0.03)	$(0.02)	$(0.09)
Diluted earnings/(loss) per share	$0.01	$(0.03)	$(0.02)	$(0.09)

Weighted average common shares outstanding
Basic	115,892	114,957	115,580	114,957
Diluted	117,801	114,957	115,580	114,957

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,472)	$(10,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(101)	300
Foreign currency (gains)/losses	(55)	132
Depreciation of gaming machines and systems and property and equipment	6,600	8,019
Impairment of assets	—	425
Flood damage losses	—	98
Restructuring charges	—	38
Amortization of intangible assets	305	376
Stock-based compensation	667	775
Gain on sale of shuffler business	—	(1,962)
Loss on disposition of assets	117	94
Write-off of gaming assets	244	496
Provision for bad debt expense, net of recoveries	—	(66)
Provision for tax receivables	35	—
Changes in operating assets and liabilities:
Cash held in escrow	(1,000)	—
Accounts receivable and other receivables	52	(635)
Inventories	(194)	141
Prepaid expenses and other current assets	(201)	(5,190)
Prepaids, deposits and other assets	(15)	(1,183)
Contract amendment fees	(554)	—
Prepaid commitment fees	4,838	—
Accounts payable	2	(65)
Amounts due to a related party	(18)	562
Deferred revenue	—	149
Income tax payable	37	68
Accrued expenses and other current liabilities	(460)	(474)
Net cash provided by/(used in) operating activities	7,827	(7,946)

Cash flows from investing activities:
Acquisitions of property and equipment	(295)	—
Sale of shuffler business	—	2,800
Purchases of gaming machines, systems and deposits paid	(2,111)	(1,753)
Purchase of land and other project costs	(1,950)	—
Sales of gaming machines and systems	105	—
Sales of property and equipment	49	79
Net cash (used in)/provided by investing activities	(4,202)	1,126

Cash flows from financing activities:
Repayment of short-term debt and leases	(158)	(259)
Repayment of notes payable	—	(2,905)
Common stock issues	15	—
Net cash used in financing activities	(143)	(3,164)

Effect of exchange rate change on cash	142	149
Net increase/(decrease) in cash and cash equivalents	3,624	(9,835)
Cash and cash equivalents at beginning of period	4,190	14,505
Cash and cash equivalents at end of period	$7,814	$4,670

Supplemental disclosure of cash flows information:
Interest paid	$535	$320
Income taxes paid	$66	$—

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

In May 2010, the Company formed two legal entities in Cambodia for the purpose of acquiring a parcel of land and the development of a new casino project. The Company maintains effective control of the landholding company through certain shareholders arrangements and the other entity is a wholly-owned subsidiary of the Company and, therefore their assets, liabilities and the results of operations are consolidated in the Company’s financial statements.

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

Cash and Cash Equivalents

All highly-liquid instruments with an original maturity of three months or less are considered cash equivalents.  The Company places its cash with financial institutions.  At September 30, 2010, the Company had deposits with financial institutions in excess of FDIC insured limits by approximately $7.6 million.

Cash Held in Escrow

The Company also has $1.0 million cash held in escrow by a legal firm for a potential casino and tourism development project at a country in the Indo-China region. The amount is highly liquid and the Company can demand its return from the escrow agent at any time.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at face value less any allowance for doubtful accounts.  Allowance for doubtful accounts are maintained at levels determined by Company management to adequately provide for uncollectible amounts.  In determining the estimated uncollected amounts, the Company evaluates a combination of factors, including, but not limited to, activity in the related markets, financial conditions of customers, specific customer collection experience and history of write-offs and collections.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360, Property, Plant and Equipment.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition.  If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.  There were no impairment charges for long-lived assets for the three months ended September 30, 2010 except for the $54,000 write-off of gaming machines and accessories.

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

Gaming Machines and Systems

Gaming machines and systems are stated at cost.  The Company depreciates new gaming machines and systems over a five-year useful life and depreciates refurbished gaming machines over a three-year useful life once placed in service. Depreciation of gaming machines and systems of approximately $2.0 million and $2.5 million and $5.9 million and $7.3 million was included in cost of gaming machine participation in the consolidated statement of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively.

Flood Damage Losses

During the three-month period ended September 30, 2009, the Metro-Manila area of the Philippines was struck by numerous storms, which produced large typhoons in the area.  During the strongest of the typhoons, certain casinos and venues were flooded and the Company’s gaming machines placed in these casinos/venues were either damaged or destroyed entirely. The total cost of the damage related to this event was approximately $146,000, the entire amount (less the policy deductible) of which was fully covered by the Company’s property insurance policy on the gaming machines. The Company recorded the deductible amount of approximately $98,000 on the insurance policy and separately presented this in the consolidated statements of operations. There were no such losses in the same period of 2010.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to five years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period so long as renewal is reasonably assured. Depreciation of property and equipment of approximately $124,000 and $68,000 and $355,000 and $244,000 was included in cost of operations (table gaming products or non-gaming products) in the consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively.

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

Commitment fees paid to the venue operator where the agreement stipulates that such fees will be recovered from the daily net win sharing are capitalized as assets. As required by ASC 605-50, Customer Payments and Incentives, the cash consideration received for the portion of net winnings relating to the commitment fees is amortized as a reduction of revenue if the expected benefit from commitment fees cannot be separately identified or reasonably estimated.  The Company had prepaid commitment fees of approximately $NIL and $4.8 million as of September 30, 2010 and December 31, 2009, respectively.

Commitment fees paid to the venue operator relating to contract amendments are also capitalized as assets and amortized as a reduction of revenue fees over the term of the amended contracts.   The Company had contract amendment fees of approximately $1.2 million and $688,000 as of September 30, 2010 and December 31, 2009, respectively.

Table Game and Non-Gaming Product Revenues

The Company recognizes revenue from the sale of its products to end users upon shipment against customer contracts or purchase orders.

The Company recognizes revenue from its sales to independent distributors upon shipments to the distributors pursuant to distributor contracts or purchase orders for products.  The Company recognizes revenue on consignment inventory when ownership of product and title passes to the distributor, which occurs upon the distributor’s use of the product in its service organization or sale to an end user.

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

Stock-based compensation expense totaled approximately $126,000 and $329,000 and $667,000 and $775,000 for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  See Note 12 for additional information regarding these assumptions.

Product Development Expenses

Product development expenses are charged to expense as incurred.  Employee related costs associated with product development are included in product development expenses.  The Company incurred approximately $64,000 and $72,000 and $520,000 and $201,000 in product development expenses for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively.

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

Earnings/(Loss) Per Share

Basic earnings/(loss) per share is computed by dividing the reported net earnings/(loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options during the year. The computation of diluted earnings per share excludes the impact of stock options and warrants that are anti-dilutive. For the three month-period ended September 30, 2009 and the nine month-periods ended September 30, 2010 and 2009, all stock options and warrants were anti-dilutive due to losses.

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

Fair Value Measurements

Fair value is defined under ASC 820 Fair Value Measurements and Disclosures, as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard establishes a fair value hierarchy based on three levels of input, of which the first two are considered observable and the last unobservable.

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

Recently Issued Accounting Standards

In January 2010, the FASB implemented ASU 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosure about Fair Value Measurements. The amendment requires new fair value disclosures, including (1) separate disclosure of significant transfers into and out of Level 3 and the reasons for these transfers (2) the amount of transfers between Level 1 and Level 2 and the reasons for such transfers. It clarifies existing disclosure regarding (1) level of disaggregation for fair value disclosures and (2) disclosures about inputs and valuation techniques. These new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted this amendment and there was no impact on the financial position, results of operations or cash flows.

In February 2010, the FASB implemented ASU 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. A Securities and Exchange Commission (“SEC”) filer is required to evaluate subsequent events through the date that the financial statements are available to be issued. An SEC filer is not required to disclose the date through which subsequent events have been evaluated. The scope of the reissuance disclosure requirements is refined to include revised financial statements only. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting standards. The amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted this amendment and there was no impact on the financial position, results of operations or cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2010	2009	2010	2009
Revenues:
Gaming machine participation operations	$4,108	$1,839	$10,482	$4,527
Table game product operations	645	572	998	3,841
Non-gaming product operations	1,882	1,201	4,587	2,719
Total revenues	$6,635	$3,612	$16,067	$11,087

Operating income/(loss):
Gaming machine participation operations gross margin	$1,869	$(1,182)	$3,764	$(4,204)
Table game product operations gross margin	264	297	355	1,693
Non-gaming product operations gross margin	197	(3)	181	(236)
Corporate and other operating costs and expenses	(1,814)	(2,627)	(6,453)	(8,782)
Total operating income/(loss)	$516	$(3,515)	$(2,153)	$(11,529)

Depreciation and amortization:
Gaming machine participation operations	$2,014	$2,534	$5,871	$7,349
Table game product operations	132	158	388	502
Non-gaming product operations	93	25	272	67
Corporate	120	122	374	477
Total depreciation and amortization	$2,359	$2,839	$6,905	$8,395

Geographic segment revenues for the three-month and nine-month periods ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amount in thousands)	2010	2009	2010	2009
Cambodia	$3,512	$1,070	$8,134	$2,394
Macau	22	338	242	3,529
Philippines	877	769	2,629	2,133
Other Asian countries	300	44	503	169
Australia	1,741	1,276	4,038	2,698
Other	183	115	521	164
	$6,635	$3,612	$16,067	$11,087

For the three-month and nine-month periods ended September 30, 2010 and 2009, in the gaming machine participation segment, one customer represented 79% and 54% and 75% and 51%, respectively, of total participation revenue.  For the three-month and nine-month periods ended September 30, 2010 and 2009, in the table game products segment, one customer represented 44% and 38% and 28% and 86%, respectively, of total table game product sales. For the three-month and nine-month periods ended September 30, 2010 and 2009, in the non-gaming products segment, one customer represented 20% and 26% and 25% and 31%, respectively, of total non-gaming product sales.

Note 3.                                  Inventories

Inventories consist of the following:

(amount in thousands)	September 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$610	$369
Finished goods	257	252
	$867	$621

Note 4.                                  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(amount in thousands)	September 30, 2010	December 31, 2009
	(Unaudited)
Prepaid taxes	$430	$374
Prepayments to suppliers	512	355
Deposits on gaming machine orders	228	31
Other	—	10
	$1,170	$770

Note 5.                                  Receivables

Accounts and other receivables consist of the following:

(amount in thousands)	September 30, 2010	December 31, 2009
	(Unaudited)
Trade accounts	$2,763	$2,784
Other	216	195
	2,979	2,979
Less: allowance for doubtful accounts	(7)	(8)
Net	$2,972	$2,971
Current portion	2,972	2,865
Non-current portion	$—	$106

Bad debt expenses/(recoveries) for the three-month and nine-month periods ended September 30, 2010 and 2009 were approximately $NIL and ($52,000) and $NIL and ($66,000), respectively, which were recorded in selling, general and administrative expenses in the consolidated statements of operations.

Note 6.                                  Gaming Equipment and Systems

The major categories of gaming equipment and systems and accumulated depreciation are presented below.

(amount in thousands)	Useful Life (years)	September 30, 2010	December 31, 2009
		(Unaudited)
Gaming equipment	3 – 5	$42,700	$39,730
Systems	5	3,793	3,520
		46,493	43,250
Less: accumulated depreciation		(23,175)	(16,743)
		$23,318	$26,507

Depreciation expenses for the three-month and nine-month periods ended September 30, 2010 and 2009 were approximately $2.0 million and $2.5 million and $5.9 million and $7.3 million, respectively, which were recorded in cost of gaming machine participation in the consolidated statements of operations.

Note 7.                                  Property and Equipment

Property and equipment consist of the following:

(amount in thousands)	Useful Life (years)	September 30, 2010	December 31, 2009
		(Unaudited)
Equipment and vehicles, furniture and fixtures	3 – 5	$6,827	$6,349
Land and other project costs	N/A	1,950	—
Leasehold improvements	5	623	814
		9,400	7,163
Less: accumulated depreciation		(4,573)	(3,841)
		$4,827	$3,322

Note 8.                                  Intangible Assets, including Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other, and ASC 360, Property, Plant, and Equipment, the Company reviews goodwill and intangibles for impairment on an annual basis at December 31 or more frequently if events or circumstances indicate that the carrying values may not be recoverable. No circumstances indicate any further impairment provisions were necessary during the three-month and nine-month periods ended September 30, 2010.

The Company’s definite-life intangible assets are subject to amortization as follows:

(amounts in thousands)	Useful Life (years)	September 30, 2010	December 31, 2009
		(Unaudited)
Patents	10	$2,577	$2,577
Less: accumulated amortization		(1,095)	(902)

Customer relationships	10-13	1,684	1,684
Less: accumulated amortization		(780)	(698)

Trademarks	10-13	505	505
Less: accumulated amortization		(169)	(140)
Total		$2,722	$3,026

At September 30, 2010 and December 31, 2009, the Company’s goodwill was approximately $84,000.

Note 9.                                 Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist of the following:

(amounts in thousands)	September 30, 2010	December 31, 2009
	(Unaudited)
Office equipment rental deposits	$51	$75
Prepaid value-added tax	195	136
Restricted cash	117	113
Sales tax in dispute	—	84
Total	$363	$408

Note 10.                          Accrued Expenses

Accrued expenses consist of the following:

(amounts in thousands)	September 30, 2010	December 31, 2009
	(Unaudited)
Accrued tax expenses	$672	$747
Payroll and related costs	599	599
Interest	73	128
Legal, accounting and tax fees	239	146
Deposits from customers	—	28
Deferred rent	52	46
Other	211	631
Total	$1,846	$2,325

Note 11.                          Debt and Capital Lease Obligations

Debt and capital lease obligations consist of the following:

(amounts in thousands)	September 30, 2010	December 31, 2009
	(Unaudited)
Note payable to a related party with interest at 5% (Note 13)	$9,203	$9,393
Capital lease obligations to an Australian bank at various interest rates and collateralized by equipment	489	599
Capital lease obligations for furniture, tooling and equipment	—	2
Total	9,692	9,994
Less: current portion	(1,682)	(3,315)
Long-term portion	$8,010	$6,679

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

On July 24, 2009, the Company entered into a second amendment (the “Second Amendment”) to the Facility Agreement with Elixir International to defer the repayment of principal and interest on the outstanding principal balance of approximately $9.2 million during the period from July 1, 2009 to June 30, 2010 although interest at the rate of 5% per annum continued to accrue on the outstanding principal balance of approximately $9.2 million (the “Outstanding Principal Balance”).  Repayments in 18 equal monthly installments were to resume on July 1, 2010 (See Note 13).

On April 20, 2010, the Company entered into a Deed of Assignment and Novation and Consent (the “Deed of Assignment”) with Elixir International and EGT Entertainment. Pursuant to the Deed of Assignment, the Company agreed to the assignment and transfer by Elixir International of all its rights and obligations under the Facility Agreement and the related promissory note to EGT Entertainment, our principal shareholder, with immediate effect. The said assignment and transfer was made in relation to the disposal of Elixir International by EGT Entertainment and does not have any impact on the note terms or the repayment obligations of the

Company save and except that when the repayment schedule resumes, the monthly repayment of principal and interest under the note will be made to or at the direction of EGT Entertainment instead of Elixir International (See Note 13).

On May 25, 2010, the Company entered into a third amendment (“Third Amendment”) to the Facility Agreement with EGT Entertainment, pursuant to which the repayment schedule of the Outstanding Principal Balance and the interest accrued thereon were further restructured in the following manner: (i) payment by the Company of the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of approximately $458,000 in a lump sum payment on July 1, 2010; (ii)  on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company will pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (iii)   the Company will repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid a total of $458,000 on July 1, 2010 to EGT Entertainment.

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

•                  Restricted stock awards, which are subject to restrictions on transferability, future achievement of performance criteria and/or risk of forfeiture that may be imposed by the Company’s Compensation Committee in accordance with the Plan ; and

•                  Performance stock awards, which are subject to future achievement of performance criteria or be free of any performance or vesting as may be determined by the Company’s Compensation Committee in accordance with the Plan..

The maximum number of shares reserved for issuance under the Plan was originally 5,000,000, and in July 2010 the Company’s shareholders approved an increase in the number of share reserved for issuance to 10,000,000 shares.  The exercise price shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, in which case the exercise price shall then be 110% of the fair market value.

During the nine-month period ended September 30, 2010, stock options for the purchase of 2,850,000 shares of common stock were granted with a weighted average exercise price of $0.27 and weighted average fair value of $0.24 per share and will vest from six-month and one day periods to three-year periods.   During the nine-month period ended September 30, 2010, 472,727 restricted stock awards with a fair value of $0.27 per share were issued.  The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in the assessment of probability.

During the nine-month period ended September 30, 2010, the Company granted 450,000 performance stock awards with a fair value of $0.27 per share.

In addition, during the nine-month period ended September 30, 2010, the Company issued 40,000 shares of common stock in connection with the exercise of an outstanding stock option. On October 1 and October 6, 2010 respectively, the Company issued an additional 150,000 and 20,000 shares of common stock in connection with two other stock option exercises.

Prior to January 1, 2009, the Company had two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “1999 Stock Option Plans”), through which 15,000,000 shares and 300,000 shares were authorized, respectively.  Both 1999 Stock Option Plans expired on December 31, 2008, however options granted under the 1999 Stock Option Plans that were outstanding as of the date of termination remain outstanding and subject to termination according to their terms.

As of September 30, 2010, 10,077,763 stock options were exercisable with a weighted average exercise price of $1.79, a weighted average fair value of $0.16, and an aggregate intrinsic value of $496,000.

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2009	10,737,065	$1.84	4.32	$502
Granted	2,850,000	$0.27	—	—
Exercised	(40,000)	$0.08	—	—
Cancelled	(799,301)	$1.99	—	—
Outstanding as of September 30, 2010	12,747,764	$1.49	4.18	$590
Exercisable as of September 30, 2010	10,077,763	$1.79	2.86	$496

Restricted Stock

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2009	—	$—	—
Granted	922,727	$0.27	—
Vested	(767,673)	$0.27	—
Unvested balance as of September 30, 2010	155,054	$0.27	0.25

Warrants

A summary of the status of the Company’s warrants outstanding at September 30, 2010 and changes during the nine-month period then ended is presented in the table below.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2009	13,125,000	$1.86	1.12	—
Granted/(exercised or cancelled)	—	—	—	—
Exercisable as of September 30, 2010	13,125,000	1.86	0.37	—

There were no warrants granted, exercised or cancelled during the three-month and nine-month periods ending September 30, 2010.  Outstanding and exercisable warrants have no aggregate intrinsic value as of September 30, 2010 due to the fair market value of the Company’s stock as of that date.

The table set forth above includes warrants to purchase 10,000,000 common shares held by EGT Entertainment, all of which will expire on December 31, 2010.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options and warrants granted during the nine-month periods ended September 30, 2010 and 2009:

	September 30,
	2010		2009
	Low	High	Low	High
Range of values:
Expected volatility	129.51%	173.80%	303.32%	303.32%
Expected dividends	—	—	—	—
Expected term (in years)	1.88	9.88	3.73	3.73
Risk-free rate	0.58%	2.94%	2.75%	2.75%

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

Note 13.                          Related Party Transactions

At September 30, 2010 and December 31, 2009, the notes payable to EGT Entertainment (see Note 11) relating to purchases of electronic gaming machines, casino management systems and other peripherals had outstanding principal amounts and additional accrued interest totaling approximately $9.2 million and $9.4 million, respectively.

On April 21, 2008, the Company entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International.  Pursuant to the Facility Agreement, Elixir International provided trade credits to the Company for its purchases of electronic gaming machines from Elixir International in exchange for the Company’s issuance of unsecured notes to Elixir International bearing interest at a fixed rate of eight percent (8.0%) per annum. As described further below, the notes were later assigned to EGT Entertainment. Titles for any gaming machines offered in exchange for the notes passed to the Company upon issuance of the notes.

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

On July 24, 2009, the Company entered into another agreement with Elixir International to further amend the unsecured promissory note issued by the Company. Under these amended note terms, which became effective as of July 1, 2009, the Company was entitled to defer the repayment of principal and interest on the outstanding principal balance of the note of $9.2 million until July 2010 with interest at the same rate of 5% continuing to accrue. (See Note 11)

On April 20, 2010, in relation to the disposal of Elixir International by our principal shareholder, EGT Entertainment, Elixir International assigned and transferred all its rights and obligations under the Facility Agreement and the note to EGT Entertainment. The said assignment and transfer does not have any impact on the note terms or the repayment obligations of the Company save and except that when the repayment schedule resumes, the monthly repayment of principal and interest under the note will be made to or at the direction of EGT Entertainment instead of Elixir International. (See Note 11)

On May 25, 2010, the Company entered into a third amendment to the Facility Agreement with EGT Entertainment, pursuant to which the repayment schedule of the Outstanding Principal Balance and the interest accrued thereon were further restructured in the following manner: (i)   payment by the Company of the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of approximately $458,000 in a lump sum payment on July 1, 2010; (ii) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company will pay interest in arrears on the

Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (iii)  the Company will repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid a total of $458,000 on July 1, 2010 to EGT Entertainment.

Significant revenues, purchases and expenses arising from transactions with related parties for the three-month and nine-month periods ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2010	2009	2010	2009
Melco Crown Gaming (Macau) Limited
Trade sales of gaming products	$20	$—	$60	$2,976

Melco Services Limited
Technical services	8	—	25	15
Office rental	38	—	110	—
Expenses paid on behalf of the Company (net)	(64)	(15)	(147)	(15)

Note 14.                          Income Taxes

The Company’s reported income tax rates for the three-month and nine-month periods ended September 30, 2010 and 2009 were (79.0)% and (1.9)% and (5.8)% and (3.3)%, respectively. The Company recorded a one-time tax benefit of approximately $320,000 in the third quarter of 2010 related to the granting of a tax incentive arrangement for its Cambodia operations in September 2010.  The tax arrangement is effective for the period of January 1, 2010 through December 31, 2010.  Under this tax arrangement, the Company is required to pay only a fixed obligation tax to the Cambodian Government instead of paying income tax based on the profits of the Company’s Cambodia operations. As the approval was obtained in September 2010, income tax of the Company for the first and second quarter of 2010 were computed with reference to the actual profits of the Cambodia operations and the income tax exempted by the tax arrangement was reversed entirely in the third quarter.  Since the Company reported consolidated net income from operations while recording a one-time tax benefit, the result was a negative effective tax rate for the three-month period ended September 30, 2010.

Note 15.                          Restructuring Charges

In accordance with ASC 420, Exit and Disposal Cost Obligations, the Company incurred restructuring charges for three-month and nine-month periods ended September 30, 2010 and 2009 of approximately $63,000 and $4,000 and $310,000 and $592,000, respectively.  The restructuring charges during the three-month and nine-month periods ended September 30, 2010 were for severance wages and benefits related to the termination of employees. The restructuring charges during the three-month and nine-month periods ended September 30, 2009 were for the write-down of the remaining China plant equipment and the severance wages and benefits related to the termination of employees.  The amounts represented contractual and other agreements with employees, which only included charges for termination benefits measured at the estimated fair value at the termination date.  Restructuring expenses and related charges incurred were fully paid or settled as of September 30, 2010.

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

In relation to this Purchase and Settlement Agreement, the Company terminated a distributorship arrangement of the relevant products with a distributor in Europe and, pursuant to the termination arrangement the Company was required to buy back certain inventories of the relevant products kept by the distributor. The estimated liability was approximately $248,000, which was included in the income/(loss) from operations. After taking into account such buy-back obligation, the Company reported a net income from discontinued operations of approximately $1.5 million in the nine-month period ended September 30, 2009.

As a result of the sale to Shuffle Master, the China facility became redundant and, therefore, was completely closed at the end of April 2009. This operation was part of the table game segment and the Company classified the China facility as discontinued operations.

The following table details selected financial information for the discontinued operations in the consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2010	2009	2010	2009
Income/(loss) from operations	$—	$5	$—	$(415)
Gain on disposal	—	—	—	1,962
Income tax benefit/(expense)	—	—	—	—
Income from discontinued operations, net of tax	$—	$5	$—	$1,547

The estimated effective tax for discontinued operations is $NIL and therefore, there is no income tax benefit associated with the loss from operations.

Note 17.                          Commitments and Contingencies

Legal Matters

The Company is a party to certain legal matters as discussed below.

Sales Tax Audit

In February 2004, the State of Nevada initiated a sales/use tax audit of our equipment lessors. In June 2010, the State of Nevada determined there had been a double tax payment of the sales/use tax and a refund of approximately $56,000 was issued to the Company by the Nevada State Tax Department in September 2010 and the sales tax audit was thereby fully settled and closed.

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

The Complaint alleges claims related to disclosures concerning the Company’s electronic gaming machine participation business (the “Participation Business”), including but not limited to the alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, violations of Nevada Revised Statutes Sections 90.580(e) and 90.660(3), breach of fiduciary duty, and negligent misrepresentations.  The Plaintiffs allege that the Company and certain other defendants made false and misleading statements about the Participation Business in filings with the SEC, press releases, and other industry and investor conferences and meetings during the period from June 13, 2007 to August 13, 2008 and that the Plaintiffs then purchased the securities at the inflated prices and later suffered economic losses when the price of the Company’s securities decreased.

The Plaintiffs seek unspecified damages, as well as interest, costs and attorney fees.  The Company has engaged legal counsel to consider the claims set forth in the Complaint and the Company intends to defend vigorously and respond to the Complaint in a time and manner consistent with applicable federal and state laws. As the litigation is at a preliminary stage, it is not possible to predict the likely outcome of the case or the probable loss, if any, and, accordingly, no accrual has been made for any possible losses in connection with this matter.

The Company believes that the Plaintiffs’ claims against the Company and its present and former officers and directors are covered by the Company’s directors and officer insurance policies, which provide the covered parties with up to $15 million of potential insurance coverage, subject to a retention amount payable by the Company in the amount of $150,000. The Company paid the said retention amount in full in September 2010.

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

Our current primary focus is on leasing electronic gaming machines on a revenue sharing basis to gaming establishments within Pan-Asian markets.  We identify and secure venues for the placement of electronic gaming machines and casino management systems where warranted, which track game performance and provide statistics on each installed electronic gaming machine owned and leased by us.  We contract with the venue owners or operators for the placement of the electronic gaming machines on a revenue sharing basis. In addition, we acquire and install the gaming machines and other gaming systems and peripherals at the relevant gaming venues.

As of September 30, 2010, our gaming machine participation operations were concentrated in two countries, Cambodia and the Philippines. In Cambodia, we had a total of 679 gaming machine seats in operation in two venues.  In the Philippines, we had a total of 846 gaming machine seats in operation in six venues.

In Cambodia, our participation operations currently focus primarily on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918) and Cambodia’s premier luxury destination gaming resort and the only licensed full service casino around the capital city of Phnom Penh.  Our gaming machine operations at NagaWorld, which we brand as Dreamworld and jointly operate with NagaWorld, have provided us strong growth in participation revenues and cash flow.  Since our first machine installations in January 2009, we have dramatically grown our installed base at this venue to 669 seats in operation as of November 1, 2010.

In addition, we have continued to selectively pursue expansion opportunities in new and existing markets where we can leverage our expertise and relationships.  In April 2010, we entered into a machine participation agreement with a new partner to place approximately 60 gaming machine seats on a participation basis at its new casino in the Kampong Cham province of Cambodia (north east of Phnom Penh) near the Vietnam border.  This is an attractive opportunity for us as it not only provides us the ability to expand with minimal capital expenditure as we anticipate using machines from existing inventory but also enables us to enter a new and well-trafficked location in Cambodia with partners that are established gaming operators in the region.  In September 2010, 10 gaming machine seats were installed and full deployment of the remaining 50 gaming machine seats is expected in November 2010.

In the Philippines, we have strategically managed our machine placements to focus on growing win per day at our most promising venues and, with the support of our venue partners, are implementing targeted marketing programs to accelerate net win per machine growth. We believe this strategy positions us for long-term growth in this market.

In addition to our core gaming business, we are focused on deriving greater value from our gaming chip and plaque operations.  We have directed further resources to these operations in the form of marketing and product development to further strengthen our strong customer relationships and penetration in our key existing markets of Macau and Australia and to expand our distribution channels into new markets.  Based on these marketing efforts, we believe we have better positioned ourselves to capitalize on the future growth opportunities for the global gaming chip and plaque market.

With regard to our non-gaming operations, Dolphin auto component sales volumes continue to modestly strengthen driven by the improvement in the automotive parts industry in Australia for the first nine months of 2010 compared to the same period in 2009.  As a designated tier 1 and tier 2 supplier to several major manufacturers, we believe Dolphin is better positioned to gain market share and increase sales orders in the future as the Australian automotive parts industry continues to improve.  In addition, we are pursuing opportunities to leverage our existing operations to also serve the military and mining industries with a goal to further strengthen and diversify this business in the future.

We also have implemented dramatic cost reduction initiatives, which resulted in a 27% decline in cash-based selling, general, and administrative expenses for the first nine months of 2010 compared to the same period in 2009.  We continue to exercise strict cost control measures and, as a result, cash-based selling, general and administrative expenses were $1.3 million for the three months ended September 30, 2010, below our targeted range of $1.5 to $1.8 million for the quarter.  Importantly, we have effected these reductions without hindering our operational capabilities and while remaining flexible enough to act on our growth plans.

With our refined operations and streamlined cost structure, we have significantly improved our execution capabilities, operational efficiency and financial performance.  Our consolidated revenue for the three months ended September 30, 2010 was approximately $6.6 million, of which revenue from our gaming machine participation, table games and non-gaming operations comprised 62%, 10% and 28%, respectively, of consolidated revenue.  This compares to consolidated revenue of approximately $3.6 million for the three months ended September 30, 2009, of which revenue from our gaming machine participation, table games and non-gaming operations comprised 51%, 16% and 33%, respectively, of consolidated revenue.

Revenue from our gaming machine participation operations was approximately $4.1 million for the three months ended September 30, 2010, more than doubling from $1.8 million in the same period in the prior year.  Gross margin for the gaming participation business improved to 45% in the three months ended September 30, 2010 compared to negative gross margin of 64% in the same period in the prior year.  Excluding non-cash items such as machine depreciation and asset write-downs, gross margin for the gaming participation business improved to 96% from 80%, respectively.

Based on the solid revenue performance, particularly from our operations at NagaWorld, and our continued strict cost control efforts, we have achieved positive GAAP earnings for the three months ended September 30, 2010, the first profitable quarter since effecting our new business model in September 2007, and have significantly improved our ability to generate and grow positive cash flow.  We achieved positive Adjusted EBITDA (as defined below) of approximately $3.0 million for the three months ended September 30, 2010 up from approximately $1.4 million for the three months ended June 30, 2010.  Cash flow provided from operations amounted to approximately $7.8 million for the nine months ended September 30, 2010 compared with cash used in operations of approximately $7.9 million in the same period in the prior year.

In addition, we have improved our liquidity and financial flexibility.  In May 2010, we entered into another agreement with EGT Entertainment to further amend the unsecured promissory note originally issued in April 2008.  Under these new terms, which became effective July 1, 2010, we have deferred the repayment of principal on the outstanding principal balance of the note of approximately $9.2 million until July 2011 and we make interest only payments on a monthly basis at a rate of 5% per annum.  In July 2011, we will resume monthly payments of principal and interest for a period of 18 months.  The amended terms also required that we pay all the accrued interest for the period of July 1, 2009 to June 30, 2010, which had accrued at a rate of 5% per annum on the principal amount of approximately $9.2 million, in the total amount of approximately $458,000 on July 1, 2010 and we made such payment on that date.

With our improved financial performance and flexibility and enhanced operational efficiency, we believe we are better positioned to invest in our existing operations and pursue growth opportunities that enable us to leverage our existing market presence and relationships and capitalize on what we perceive to be attractive economic and socio demographic trends in our target markets.

In May 2010, we announced we intend to expand our gaming operations and become an owner and operator of regional casinos under the Dreamworld brand in selected emerging gaming markets in Pan Asia.  We believe this expanded business strategy will allow us the potential for higher long-term incremental returns on our operations given the ability to collect 100% of the net win compared to a percentage as per our existing participation contracts.  In addition, it provides us greater long-term control over our operations.

Pursuant to this growth strategy, on May 26, 2010, we formed a new company in Cambodia, Dreamworld (Takeo) Investment Holding Limited (“Dreamworld Holding”), which entered into a Land Sale & Purchase Agreement (the “S&P Agreement”) for the acquisition of a parcel of land in Takeo Province of Cambodia (the “Land”) with the owner of the Land (the “Seller”).

The Land has a total area of approximately seven acres (30,000 square meters) and is located in the Takeo province, a border area of Cambodia and Vietnam, which is approximately 125 miles (200 kilometers) south of Cambodia’s capital city Phnom Penh and connects the major cities of southern Vietnam and Phnom Penh. The total consideration for the Land was $1.76 million, of which $850,000 was paid to the Seller in May 2010 as a deposit. The registration of the title for the Land under the name of Dreamworld Holding by the land office and the relevant authorities in Cambodia was completed on June 28, 2010 and, accordingly, we paid the balance of $910,000 to the Seller in mid-July 2010.

On May 21, 2010, a license to build and open a casino hotel in the Takeo province of Cambodia (“Takeo Project”) was granted by the Government of the Kingdom of Cambodia to Dreamworld Leisure (Cambodia) Limited (“Dreamworld Leisure”), another new wholly-owned subsidiary of the Company. Pursuant to the License, Dreamworld Leisure is allowed to construct and open a casino hotel for table games and slot machines with the proposed name of Dreamworld Casino and Resort (“Dreamworld Casino”). It is anticipated that Dreamworld Casino will be constructed on the Land and upon its completion, a formal casino license will be granted to Dreamworld Leisure, which will be the operating company of Dreamworld Casino.

To-date, we have assembled a project management team for our casino development operations and have been working on conceptual project designs with architects for the Takeo Project.  We intend to develop Dreamworld Casino in phases, as detailed in the table below, subject to demand and the availability of capital.  Capital expenditures for Phase 1 include $1.76 million for the purchase of the land.

	Casino				Incremental
	Approx. Area (sq. ft.)	Slot Machines	Table Games	Hotel Rooms	Investment USD Millions
Phase 1	54,000	150	20	50	$8-10
Phase 2	—	150	20	50	2
Phase 3	32,000	150	20	100	5
Total	86,000	450	60	200	$15-17

As a border casino, Dreamworld Casino will cater to players residing in the nearby major southern Vietnamese cities as well as the growing number of expatriates and tourists in the greater Phnom Penh area.  We intend to leverage our marketing expertise and the Dreamworld brand from our existing operations to eventually make Dreamworld Casino a destination location for players in the area.

We continue to actively pursue casino development projects with a focus on the Indo-China region.  We are currently in final stages of discussions on another significant new project.  While there is no guarantee we will successfully conclude these negotiations, given our constrained capital resources, we are re-evaluating the project timeline for the Takeo Project in order to divert certain capital to this potential new project, which we believe offers greater short- and medium-term return potential.   Should an adjustment to the Takeo Project development timeline be required, it would not place our gaming license or any rights to own and operate a casino in the Takeo province at risk.  We intend to provide more information on the Company’s casino development plans at such time as the plans for the new project become more definite.

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2010 and 2009

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our three business segments for the three-month and nine-month periods ended September 30, 2010 and 2009, namely gaming machine participation, table game products and non-gaming products.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share data)	2010	2009	2010	2009
Total:
Revenues	$6,635	$3,612	$16,067	$11,087
Gross profit/(loss)	$2,330	$(888)	$4,300	$(2,747)
Gross margin percentage	35%	(25)%	27%	(25)%
Adjusted EBITDA/(LBITDA)(1)	$3,032	$338	$5,735	$(776)
Operating income/(loss) from continuing operations	$516	$(3,515)	$(2,153)	$(11,529)
Net income/(loss) from continuing operations	$725	$(3,675)	$(2,472)	$(11,591)

Earnings/(loss) per share
Basic	$0.01	$(0.03)	$(0.02)	$(0.09)
Diluted	$0.01	$(0.03)	$(0.02)	$(0.09)

Weight average common shares outstanding
Basic	115,892	114,957	115,580	114,957
Diluted	117,801	114,957	115,580	114,957

Gaming machine participation:
Revenues	$4,108	$1,839	$10,482	$4,527
Gross profit/(loss)	$1,869	$(1,182)	$3,764	$(4,204)
Gross margin percentage	45%	(64)%	36%	(93)%

Table game products:
Revenues	$645	$572	$998	$3,841
Gross profit	$264	$297	$355	$1,693
Gross margin percentage	41%	52%	36%	44%

Non-gaming products:
Revenues	$1,882	$1,201	$4,587	$2,719
Gross profit/(loss)	$197	$(3)	$181	$(236)
Gross margin percentage	10%	(0)%	4%	(9)%

(1)          “Adjusted EBITDA/(LBITDA)” is earnings/(losses) before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA/(LBITDA) is presented exclusively as a supplemental disclosure because management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Management uses Adjusted EBITDA/(LBITDA) as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. The Company also presents Adjusted EBITDA/(LBITDA) because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA/(LBITDA) as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA/(LBITDA) should not be considered as an alternative to operating income as an indicator of the Company’s performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income/(loss), Adjusted EBITDA/(LBITDA) does not include depreciation or interest expense and,  therefore, does not reflect current or future capital expenditures or the cost of capital. The Company compensates for these limitations by using Adjusted EBITDA/(LBITDA) as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income/(loss), cash flows from operations and cash flow data. The Company has significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA/(LBITDA). Entertainment Gaming Asia’s calculation of Adjusted EBITDA/(LBITDA) may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of EBITDA/(LBITDA), as adjusted, to the net loss is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per share data)	2010	2009	2010	2009
Net income/(loss) — GAAP	$725	$(3,670)	$(2,472)	$(10,044)
Income from discontinued operations	—	(5)	—	(1,547)
Interest expense and finance fees	116	146	322	394
Interest income	(28)	(10)	(66)	(75)
Income tax (benefit)/expense	(320)	69	135	368
Depreciation and amortization	2,359	2,839	6,905	8,334
Stock option expense	126	329	667	775
Impairment/Write-down of gaming assets	54	542	244	921
Flood damages	—	98	—	98
EBITDA/(LBITDA), as adjusted	$3,032	$338	$5,735	$(776)

Total revenue increased approximately $3.0 million to approximately $6.6 million for the three-month period ended September 30, 2010 compared to approximately $3.6 million in the same period in the prior year due to increases in all business divisions.  Revenue from gaming machine participation increased as a result of higher average net win per machine and number of machine seats in operation.  Revenue from table game products increased as a result of higher chip volumes. Revenue from non-gaming products increased as a result of increased orders from major customers.

Gross profit increased approximately $3.2 million to approximately $2.3 million for the three-month period ended September 30, 2010 compared to a gross loss of approximately $888,000 in the same period in the prior year as a result of higher revenue and gross margin from the gaming machine participation and non-gaming operations partially offset by lower gross margin from the table games products division. Gross profit from gaming machine participation operations increased due to higher revenue for this business segment and lower depreciation expense on the gaming machines, which is recorded in cost of operations, as a result of impairment charges recorded at the end of 2009.  Gross profit from non-gaming products increased primarily due to higher revenue and improved production efficiencies resulting from higher sales volumes during the three-month period ended September 30, 2010 compared to the prior year period.  Gross profit from table game products decreased primarily due to higher production and sales costs during the three-month period ended September 30, 2010 compared to the prior year period.

Operating income from continuing operations increased approximately $4.0 million to approximately $516,000 for the three-month period ended September 30, 2010 compared to an operating loss of approximately $3.5 million in the same period in the prior year primarily as a result of higher gross profit and reduced operating expenses.  Net income from continuing operations increased approximately $4.4 million to approximately $725,000 compared to a net loss of approximately $3.7 million for the same period in the prior year primarily due to the improvement in operating income and a one-time tax benefit in the amount of $320,000 related to the implementation of a new tax structure for our Cambodia operations  during the three-month period ended September 30, 2010 compared to a tax expense in the prior year period.

Total revenue increased approximately $5.0 million to approximately $16.1 million for the nine-month period ended September 30, 2010 compared to approximately $11.1 million in the same period in the prior year due to increases in gaming machine participation revenue and non-gaming product sales, partially offset by a decrease in table game products sales.  Revenue from gaming machine participation revenue increased significantly as a result of higher average net win per machine and number of gaming machine seats in operation.  Revenue from non-gaming products increased as a result of increased orders from major customers due to a recovery in the Australian automotive industry.  Revenue from table game products decreased as a result of lower sales volumes compared to the prior year period, which included a large RFID gaming chip order for a new casino in Macau during the three-month period ended June 30, 2009.

Gross profit increased approximately $7.0 million to approximately $4.3 million for the nine-month period ended September 30, 2010 compared to a gross loss of approximately $2.7 million in the same period in the prior year primarily as a result of the higher gross margin for our gaming machine participation and non-gaming products operations, partially offset by lower gross margin for our table game products operations. Gross profit from gaming machine participation operations increased due to higher revenue for this business segment and lower depreciation expense on the gaming machines as a result of impairment charges recorded at the end of 2009.   Gross profit from non-gaming products increased primarily due to higher revenues and gross margin due to production efficiencies resulting from higher sales volumes during the nine-month period ended September 30, 2010 compared to the prior year period.  Gross profit from table game products decreased primarily due to lower sales volumes and reduced production efficiencies relating to the sales volumes during the nine-month period ended September 30, 2010 compared to the prior year period, which included a large RFID gaming chip order for a new casino in Macau during the three-month period ended June 30, 2009.

Operating loss from continuing operations decreased approximately $9.3 million to approximately $2.2 million for the nine-month period ended September 30, 2010 compared to an operating loss of approximately $11.5 million in the same period in the prior year primarily as a result of higher gross profit and reduced operating expenses.  Net loss from continuing operations decreased approximately $9.1 million to approximately $2.5 million for the nine-month period ended September 30, 2010 compared to a net loss of approximately $11.6 million in the same period in the prior year primarily due to the improvement in operating income and lower tax expense compared to the prior year period partially offset by a legal settlement gain of approximately $656,000 in the prior year period.

Gaming Machine Participation

Our electronic gaming machine participation operations primarily focus on placing gaming machines on a revenue sharing basis in Asia.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands, except per unit data)	2010	2009	2010	2009 (1)
Net revenue to the Company
Cambodia	$3,230	$1,069	$7,853	$2,393
Philippines	878	770	2,629	2,134
Consolidated total	$4,108	$1,839	$10,482	$4,527
Average net win per unit per day(1)
Cambodia	$219	$187	$204	$161
Philippines	$56	$53	$57	$56
Consolidated total	$125	$86	$116	$82

	September 30,
	2010	2009
Machine seats in operation
Cambodia	679	385
Philippines	846	742
Consolidated total	1,525	1,127

(1)          Average net win figures exclude gaming machine seats in operation during venues’ soft launch opening periods, if applicable, and gaming machine seats in venues where revenues are recognized on a cash basis.  During the three and nine-month periods ended September 30, 2010, one venue in Cambodia operated during a soft launch from September 19, 2010 to September 30, 2010 with a total of 10 gaming machine seats.  For the three and nine-month periods ended September 30, 2009, one venue in the Philippines operated during a soft launch from July 3, 2009 to September 30, 2009 with 150 gaming machine seats as of September 30, 2009 and one venue in the Philippines recognized revenue on a cash basis from January 1, 2009 to September 30, 2009 with 164 gaming machine seats as of September 30, 2009.

Revenue from gaming machine participation operations increased approximately $2.3 million to approximately $4.1 million for the three-month period ended September 30, 2010 compared to revenue of approximately $1.8 million in the same period in the prior year primarily as a result of higher average net win per machine and number of machine seats in operation compared to the three-month period ended September 30, 2009.

Gross profit from gaming machine participation operations increased approximately $3.1 million to approximately $1.9 million for the three-month period ended September 30, 2010 compared to a gross loss of approximately $1.2 million in the same period in the prior year primarily due to the increase in gaming machine participation revenue and a decrease in depreciation expense for our gaming machine participation operations as a result of impairment charges recorded at the end of 2009. Cost of goods sold for the three-month period ended September 30, 2010 included approximately $2.0 million of depreciation of electronic gaming machines, approximately $171,000 of other expenses and approximately $54,000 in write-offs of gaming assets.

Revenue from gaming machine participation operations increased approximately $6.0 million to approximately $10.5 million for the nine-month period ended September 30, 2010 compared to revenue of approximately $4.5 million in same period in the prior year.

The increase in revenue was primarily a result of higher average net win per machine and number of machine seats in operation compared to the nine-month period ended September 30, 2009.

Gross profit from gaming machine participation operations increased approximately $8.0 million to approximately $3.8 million for the nine-month period ended September 30, 2010 compared to a gross loss of approximately $4.2 million in the same period in the prior year primarily due to an increase in gaming machine participation revenue and a decrease in gaming machine depreciation as a result of impairment charges recorded at the end of 2009.  Cost of goods sold for the nine-month period ended September 30, 2010 included approximately $5.9 million of depreciation expense on electronic gaming machines, approximately $603,000 of other expenses and approximately $244,000 in write-offs of gaming assets.

As of September 30, 2010, we had a total of 1,901 gaming machine seats of which 376 were held in inventory and 1,525 were in operation.  Of the 1,525 gaming machine seats in operation, 679 were in operation in two venues in Cambodia and 846 were in operation in six venues in the Philippines.

	September 30, 2010		December 31, 2009
(amounts in thousands)	Seats	Carrying Value	Seats	Carrying Value
Machines and systems used in operations	1,525	$17,795	1,299	$19,248
Machines and systems held for future use	376	5,523	403	7,259
Total gaming machines and systems	1,901	$23,318	1,702	$26,507

In Cambodia, regulatory changes at the end of 2008 and early 2009 impacted the competitive landscape of gaming operations in this market.  Due to directives issued by the Cambodian government in December 2008 and February 2009, all slot clubs in the Phnom Penh area, including our then contracted venues, were closed with the exception of the slot operations within NagaWorld.  In December 2008, we established a relationship to place electronic gaming machines on a participation basis at NagaWorld hotel casino resort in the capital city of Phnom Penh.  NagaWorld operates under an exclusive casino license in Phnom Penh and our operations within NagaWorld are currently our principal operations in Cambodia.

During the fiscal year ended December 2009, we placed 440 gaming machine seats in prime locations of NagaWorld’s casino resort pursuant to three contracts between us and NagaWorld.  On December 30, 2009, we entered into another contract with NagaWorld entitled Machines Operation and Participation Consolidation Agreement (the “Consolidation Agreement”).  The Consolidation Agreement: (a) provided for our exercise of the option granted by NagaWorld pursuant to an option deed dated July 25, 2009 to place an additional 200 electronic gaming machines on a participation basis at NagaWorld’s casino resort; and (b) with effect from the date of the Consolidation Agreement, superseded and replaced the three previous agreements executed with NagaWorld dated December 13, 2008 (“December 08 Agreement”), June 15, 2009 (“June 09 Agreement”) and July 25, 2009 (“July 09 Agreement”) (collectively, the “Previous Agreements”) which covered the operation of 440 electronic gaming machines at the NagaWorld Casino.

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

Pursuant to the terms of the Consolidation Agreement, we and NagaWorld have joint control over the operation of a total of 640 electronic gaming machines (comprising the 200 additional machines and the existing 440 machines placed and in operation pursuant to the Previous Agreements), including floor staff and respective audit rights. We and NagaWorld share the win per unit per day from all the 640 machines and certain operating costs related to marketing and floor staff at a 25% / 75% split, respectively (subject to our right to receive 100% of the win per unit per day from certain machines during a certain period of time as described below). Win per unit per day from all the 640 machines are settled and distributed daily to us. The Consolidation Agreement is for a term of six years commencing March 1, 2010.

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

On May 25, 2010, we entered into a supplemental agreement (“Supplemental Agreement”) with NagaWorld to place an additional 30 electronic gaming machines on a participation basis at NagaWorld casino resort.  Pursuant to the terms of the Supplemental Agreement, our area of operation on the lobby gaming floor of NagaWorld was expanded to include two new areas and the maximum number of machines that we are permitted to operate and manage in this operation area was increased by 30 seats from 640 seats to 670 seats. Save for certain modifications in relation to the aforesaid expansion of the operation area and increase in the machines number, all the existing operation terms under the Consolidation Agreement continue to apply to the 670 machines including the newly added 30 seats.  In consideration for entering into the Supplemental Agreement, we paid NagaWorld a commitment fee of $1.0 million on June 15, 2010.

While we and NagaWorld share the win per unit per day from the 670 machines at a 25%/75% split, respectively, we were entitled to 100% of the win per unit per day from the recently added 30 machines and the 200 machines placed under the Consolidation Agreement until we had received a total accumulated win per unit per day of $6.8 million from these 230 machines (representing the aggregate of the $4.1 million commitment fee paid for the 200 machines under the Consolidation Agreement, the $1.0 million commitment fee under the Supplemental Agreement and our 25% share of win per unit per day from these 230 machines).  We received the total accumulated win per unit per day of $6.8 million from these 230 machines in August 2010.

Below is a table showing various agreements with NagaWorld and the respective commitment fees paid. As of September 30, 2010, all commitment fees were fully recouped.

Agreement	Number of Machine Seats	Prepaid Commitment Fees (in millions)
December 08	200	$—
May 09	40	1.00
August 09	200	5.84
Previous Agreements	440	$6.84
Consolidation Agreement	200	4.10
Supplemental Agreement	30	1.00
	670	$11.94

In April 2010, we entered into a Machine Participation Agreement with Grand Golden Co. Ltd. (“Grand Golden”), to place approximately 60 electronic gaming machine seats on a participation basis at its new Grand Golden casino in the Kampong Cham province of Cambodia near the Vietnam border.  Under the terms of this agreement, we will have joint control over the operation of all our electronic gaming machine seats, including full audit rights. We and Grand Golden will share the revenue and marketing costs, at a 30% / 70% split, respectively, and we will receive on a monthly basis our relevant portion of the daily win in cash. The contract duration is five years, commencing once the 60 gaming machine seats become operational.

As of November 1, 2010, we had 679 gaming machine seats in operation in Cambodia, which consisted of 669 seats at NagaWorld and 10 seats in operation at Grand Golden Casino.  The 10 seats at Grand Golden were installed in September 2010 as part of the soft launch of this new casino and we expect to install the remaining contracted 50 gaming machine seats in November 2010 following the completion of the renovations to the designated floor space by the venue owner.  As of November 1, 2010, in the Philippines, we had 886 gaming machine seats in operation and we continue to reallocate our gaming assets within this market to focus on higher-performing venues.

In addition, we will selectively pursue potential new projects for our gaming participation operations in the Indo-China region.  However, total company-wide machine placements can fluctuate due to our strategic efforts to optimize average daily net wins.  In the event gaming machine performance at our contracted venues does not meet expectations, we may discuss with the relevant venue owners withdrawing all or a portion of our gaming machines from such venues for future redeployment in new or existing venues with better performance prospects.

Table Game Products

Revenue from table game products, which consists of RFID and traditional non-RFID gaming chips and plaques, increased approximately $73,000 to approximately $645,000 for the three-month period ended September 30, 2010 compared to revenue of approximately $572,000 in the same period in the prior year.  The increase was the result of higher reorders from existing customers compared to the prior year period.

Gross profit from table game products decreased approximately $33,000 to approximately $264,000 for the three-month period ended September 30, 2010 compared to a gross profit of approximately $297,000 in the same period in the prior year.  The decrease was primarily a result of higher production costs due to shorter lead times compared to the three-month period ended September 30, 2009.

Revenue from table game products decreased approximately $2.8 million to approximately $1.0 million for the nine-month month period ended September 30, 2010 compared to approximately $3.8 million in the same period in the prior year.  The decrease was the result of lower sales volumes compared to the prior year period, which included a large RFID gaming chip order to a new casino in Macau during the nine-month period ended September 30, 2009.

Gross profit from table game products decreased approximately $1.3 million to approximately $355,000 in the nine-month period ended September 30, 2010 compared to a gross profit of approximately $1.7 million in the same period in the prior year due to lower revenue and sales volume for our RFID gaming chips resulting in reduced production efficiencies.

Non-Gaming Products

Revenue from non-gaming products, which consists of automotive tooling and parts, increased approximately $681,000 to approximately $1.9 million for the three-month period ended September 30, 2010 compared to approximately $1.2 million in the same period in the prior year due to an increase in sales to our largest customer, which increased production for the year due to an overall improvement in the local economy and the automotive industry.

Gross profit increased approximately $200,000 to approximately $197,000 for the three-month period ended September 30, 2010 compared to a gross loss of approximately $3,000 in the same period in the prior year due to the increased sales to our largest customer and resulting improvements in production efficiencies.

Revenue from non-gaming products increased approximately $1.9 million to approximately $4.6 million for the nine-month period ended September 30, 2010 compared to approximately $2.7 million in the same period in the prior year due to an increase in sales to our largest customer as they increased their production for the year.

Gross profit increased approximately $417,000 to approximately $181,000 for the nine-month period ended September 30, 2010 compared to a gross loss of approximately $236,000 in the same period in the prior year due to the increase in sales orders from our major customer and resulting improvements in production efficiencies.

Operating Expenses

The following is a schedule of expenses on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amount in thousands)	2010	2009	2010	2009
Cash selling, general and administrative	$1,340	$1,462	$4,277	$5,889
Stock-based compensation expense	126	329	667	775
Impairment of assets	—	425	—	425
Flood damage losses	—	98	—	98
Product development expenses	64	72	520	201
Depreciation and amortization	221	237	679	802
Restructuring charges	63	4	310	592
	$1,814	$2,627	$6,453	$8,782

Cash Selling, General and Administrative Expenses

Cash selling, general and administrative expenses decreased approximately $122,000 to approximately $1.3 million for the three-month period ended September 30, 2010 compared to approximately $1.5 million in the same period in the prior year period due to our cost reduction initiatives.  Salaries and wages expense declined approximately $129,000 as a result of headcount reductions.  Board of directors’ fees, rent and other expenses decreased approximately $204,000 due to concerted efforts to reduce expenses to the bare minimum. However, external consultancy and accounting fees, insurance and advertising increased approximately $211,000 primarily due to higher insurance fees associated with current litigation matters and increased marketing campaigns with regard to the table games business.

Cash selling, general and administrative expenses decreased approximately $1.6 million to approximately $4.3 million for the nine-month period ended September 30, 2010 compared to approximately $5.9 million in the same period in the prior year due to our cost reduction initiatives.  Salaries and wages expense declined approximately $926,000 as a result of headcount reductions.  Rent and office expenses decreased approximately $210,000 mainly due to closure of the U.S. and China offices. Travel, marketing, board of directors’ fees and other expenses decreased approximately $805,000 due to concerted efforts to reduce expenses to the bare minimum. However, external consultancy and accounting fees and other expenses increased by approximately $341,000 primarily due to the incorporation of new entities in Cambodia and payment of our insurance deductible associated with current litigation matters.

Based on our cost reduction plans and our current scale of operations, we anticipate recurring cash selling, general, and administrative expenses can be maintained in the approximate range of $1.5 million to $1.8 million per quarter.

Stock-Based Compensation Expense

Stock-based compensation expense decreased approximately $203,000 to approximately $126,000 for the three-month period ended September 30, 2010 compared to approximately $329,000 in the same period in the prior year primarily due to the departure of certain employees in 2009 and 2010 and the complete vesting of certain stock options granted in 2007 and 2008, net of an increase due to the issuance of new stock compensation granted during the same period.

Stock-based compensation expense decreased approximately $108,000 to approximately $667,000 for the nine-month period ended September 30, 2010 compared to approximately $775,000 in the same period in the prior year for the same reason as described above.

Impairment of Assets

Following the closure of our China manufacturing facility in mid-2009, we decided to exit the chip washer business after evaluating the market opportunity for this product.  Due to lack of future demand, we determined the carrying value of related patents may not be recoverable. During the three-month period ended September 30, 2009, we recorded an impairment loss of approximately $425,000, which related to a write-down of an intangible asset associated with the chip washer patents.

Flood Damage Losses

Flood damage losses during the three-month period ended September 30, 2009 related to damages to our machines in certain of our venues in the Philippines due to flooding from severe typhoons in the Metro-Manila area.  While our property insurance policy covered the related damages on our gaming machines, we recorded the deductible amount of approximately $98,000 during the period  (See Note 1).

Product Development Expenses

Product development expenses decreased approximately $8,000 to approximately $64,000 for the three-month period ended September 30, 2010 compared to approximately $72,000 in the same period in the prior year primarily as a result of fewer development projects during the quarter.

Product development expenses increased approximately $319,000 to approximately $520,000 for the nine-month period ended September 30, 2010 compared to approximately $201,000 for the same period in the prior year as a result of additional costs incurred associated with the development of new plaques for the table game business.

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased approximately $16,000 to approximately $221,000 for the three-month period ended September 30, 2010 compared to approximately $237,000 in the same period in the prior year.  The decrease was a result of the closure of our U.S. office and our China table games product manufacturing facility.

Depreciation and amortization expenses decreased approximately $123,000 to approximately $679,000 for the nine-month period ended September 30, 2010 compared to approximately $802,000 in the same period in the prior year for the same reasons described above.

Restructuring Charges

During the three-month period ended September 30, 2010, we incurred restructuring charges of approximately $63,000 for severance wages and benefits related to the termination of employees. During the three-month period ended September 30, 2009, we incurred restructuring charges of approximately $4,000 for vacated facility operating leases.

During the nine-month period ended September 30, 2010, we incurred restructuring charges of approximately $310,000 for severance wages and benefits related to the termination of employees. During the nine-month period ended September 30, 2009, we incurred restructuring charges of approximately $592,000 for severance wages and benefits related to the termination of employees and vacated facility operating leases.  The amount represents the contractual and other agreements with employees which only includes charges for termination benefits measured at the estimated fair value at the termination date.

Other Income/(Expenses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(amount in thousands)	2010	2009	2010	2009
Interest expense and finance fees	$(116)	$(146)	$(322)	$(394)
Interest income	28	10	66	75
Foreign currency gains/(losses)	32	(16)	(28)	(79)
Legal settlement gain	—	—	—	656
Loss on disposition of assets	(121)	—	(117)	(94)
Other	66	61	217	142
Total	$(111)	$(91)	$(184)	$306

Interest Expense and Finance Fees

Interest expense and finance fees decreased approximately $30,000 to approximately $116,000 for the three-month period ended September 30, 2010 compared to approximately $146,000 in the same period in the prior year primarily due to the elimination of interest on withholding tax and capitalizing certain interest expense to the casino development project in the third quarter of 2010.

Interest expense and finance fees decreased approximately $72,000 to approximately $322,000 for the nine-month period ended September 30, 2010 compared to approximately $394,000 in the same period in the prior year primarily due to the same reasons described above and a favorable settlement on accrued interest expense related to the withholding tax.

Interest Income

Interest income increased approximately $18,000 to approximately $28,000 for the three-month period ended September 30, 2010 compared to approximately $10,000 in the same period in the prior year as a result of interest imposed on customers’ overdue amounts.

Interest income decreased approximately $9,000 to approximately $66,000 for the nine-month period ended September 30, 2010 compared to approximately $75,000 in the same period in the prior year as a result of a lower weighted average balance of cash and cash equivalents held and the general decrease in interest rates.

Foreign Currency Transactions

Foreign currency gains increased approximately $48,000 to approximately $32,000 for the three-month period ended September 30, 2010 compared to losses of approximately $16,000 in the same period in the prior year. The gain for the three-month period ended September 30, 2010 resulted primarily from the depreciating value of the U.S. dollar denominated payables from our Philippines operations, whose functional currency is the Philippine Peso.

Foreign currency losses decreased approximately $51,000 to approximately $28,000 for the nine-month period ended September 30, 2010 compared to losses of approximately $79,000 in the same period in the prior year. The decrease in foreign currency losses for the nine-month periods ended September 30 was for the same reason described above.

Legal Settlement Gain

We recorded a settlement gain of approximately $656,000 from the Purton litigation during the nine-month period ended September 30, 2009.  On June 17, 2009, we entered into a deed of release with William Purton and other plaintiffs over which he had control for the settlement of all legal claims, disputes and proceedings between the parties.

Loss on Disposition of Assets

Loss on disposition of assets was approximately $121,000 for the three-month period ended September 30, 2010 compared to a loss of $NIL in the same period in the prior year. The loss in the three-month period ended September 30, 2010 was primarily due to write downs of leasehold improvement with regard to the office relocations.

Loss on disposition of assets increased approximately $23,000 to $117,000 for the nine-month period ended September 30, 2010 compared to a loss of $94,000 in the same period in the prior year primarily due to the same reason described above.

Other

Other income increased approximately $5,000 to approximately $66,000 for the three-month period ended September 30, 2010 compared to approximately $61,000 in the same period in the prior year due to a slight increase in grants received from the Australian government.

Other income increased approximately $75,000 to approximately $217,000 for the nine-month period ended September 30, 2010 compared to approximately $142,000 in the same period in the prior year primarily due to an increase in grants received from the Australian government.

Income Tax Provisions

Effective tax rates for the three-month period and nine-month period ended September 30, 2010 and 2009 were approximately (79.0)%, (1.9)%, (5.8)% and (3.28)% respectively.  We recorded a one-time tax benefit of approximately $320,000 in the third quarter of 2010 related to the granting of a tax incentive arrangement for the Cambodia operations in September 2010.  The tax arrangement is effective for the period of January 1, 2010 through December 31, 2010.  Under this tax arrangement, we are required to pay only a fixed obligation tax to the Cambodian government instead of paying income tax based on the profits of our Cambodia operations. As the approval was obtained in September 2010, income tax of the Company for the first and second quarter of 2010 were computed with reference to the actual profits of the Cambodia operations and the income tax exempted by the tax arrangement was reversed entirely in the third quarter of 2010. Since it reported consolidated net income from operations while recording a one-time tax benefit, the result was a negative effective tax rate for the three-month period ended September 30, 2010.  We will endeavor to obtain a similar tax arrangement for our Cambodia operations with the Cambodian government in 2011 subject to an annual review and negotiations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amount in thousands)	2010	2009	2010	2009
Income tax (recovery)/provisions	$(320)	$69	$135	$368

Discontinued Operations

Net income from discontinued operations was approximately $5,000 for the three-month period ended September 30, 2009, which related to residual income from the closure of the discontinued operations. The sale of our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventories of such products to Shuffle Master was completed in April 2009. All historical revenues and expenses from these assets sold to Shuffle Master were reclassified as discontinued operations. There was no net income or loss from discontinued operations during the three-month period ended September 30, 2010.

Net income from discontinued operations was approximately $1.5 million for the nine-month period ended September 30, 2009 primarily related to the sale of our portfolio of automated card verification machines and electronic card shuffling systems as discussed above.  There was no net income or loss from discontinued operations during the nine-month period ended September 30, 2010.

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

Pursuant to an amendment to the Facility Agreement dated November 6, 2008 between the parties, Elixir International surrendered the note of Initial Advance to the Company in exchange for the issuance of a new promissory note (the “First Amended Note”) for the then outstanding principal amount of $12.1 million with the following new repayment terms: (i)  the outstanding principal amount and the interest accrued thereon shall be repaid in 24 equal monthly installments reset from January 1, 2009; (ii) interest shall be accrued on the outstanding principal at the rate of five percent (5.0%)  per annum starting from January 1, 2009; and (iii) no monthly repayments under the new note were required for the months of October, November and December 2008.

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

On May 25, 2010, the Company entered into Amendment No.3 to the Facility Agreement with EGT Entertainment (the “Third Amendment”), pursuant to which we issued another new note (the “Third Amended Note) to replace the Second Amended Note.  Under the payment schedule of the Third Amended Note, the Outstanding Principal Balance and the interest accrued thereon were further restructured in the following manner: (a)  the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of $458,000 to be paid by the Company in a lump sum payment on July 1, 2010; (b) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company will pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (c)  the Company will repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid a total interest of $535,000 to EGT Entertainment during the third quarter of 2010 including $458,000 on accrued interest.

As of September 30, 2010, we had total cash and cash equivalents of approximately $7.8 million and a working capital balance of approximately $9.6 million, which included $1 million cash held in escrow by a legal firm for the intended investment in a potential casino and tourism development project in a country in the Indo-China region. The amount is highly liquid and we can demand its return from the escrow agent at any time. Our cash and working capital during the three months ended September 30, 2010 was positively impacted by the cash received from our operations at NagaWorld and by the repayment deferral of principal and interest on the Trade Credit Facility. Working capital during the three months ended September 30, 2010 was negatively impacted by the final payment of $910,000 toward the purchase of land in Cambodia for the development of our new Dreamworld Casino project in Takeo (“Takeo Project”), the purchase of gaming machines for our expansion at NagaWorld under the December 30, 2009 and May 25, 2010 contracts, and the payment of $535,000 interest expense pursuant to Amendment Three as discussed above.

In 2011, as part of our incremental growth strategy for our gaming operations, we intend to incur initial planning and construction costs related to our casino development plans.  In addition, we expect to purchase gaming machines to supplement existing inventory and source future targeted deployment plans.  Our casino development plans include our previously announced Takeo Project, for which we have acquired the relevant land, assembled a project management team and commenced development of architectural designs. We believe that Phase 1 of the Takeo Project will require our expenditure of approximately $6 million to $8 million of capital, which is in addition to approximately $2 million we have spent to date to acquire the relevant land and other project related expenditures. We are also currently in late stage discussions on a significant new casino project. While there is no guarantee we will successfully conclude these negotiations, given our constrained capital resources, should we successfully conclude those negotiations we expect to divert our available capital from the Takeo Project to the potential new project, which we believe will offer greater short- and medium-term return potential.   Should an adjustment to the Takeo Project development timeline be required, it would not place our gaming license or any rights to own and operate a casino in the Takeo province at risk. We intend to provide more information on our casino development plans, including the timeline for the Takeo Project, at such time as the plans for the new casino project become more definite.

We presently expect that our capital expenditures for the Takeo Project and purchase of gaming machines for 2011 will be approximately $11 to $13 million. Given our current and projected future cash flow generation capability from our operations at NagaWorld, our ability to source previously-owned gaming machines at attractive prices relative to new gaming machines, and our strong relationships with gaming equipment manufacturers, we anticipate funding our capital expenditures for the Takeo Project and purchase of gaming machines for 2011 from cash on hand and expected net cash flow from operations.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our capital expenditure for the Takeo Project and purchase of gaming machines for 2011, based on:

•                  our strict cost control efforts, which should enable us to maintain annualized selling, general and administrative cash expenses of approximately $6.0 to $7.2 million;

•                  strong cash flow from NagaWorld operations given a higher installed base of gaming machine seats in operation and average WUD of over $200 from this venue; and

•                  our assumption that we will be successful in our endeavors to improve the revenue base by focusing our placement of gaming machines in strong performing venues and plans to provide value-added services, such as promotion and marketing advisory services, to certain venues with a goal to improving net win per machine.

As noted above, however, we are also currently in late stage discussions on a significant new casino project. While there is no guarantee we will successfully conclude these negotiations, given our constrained capital resources, should we successfully conclude those negotiations we expect to divert our available capital from the Takeo Project to the potential new project, which we believe will offer greater short- and medium-term return potential. While we are unable to estimate at this time the amount of capital we would need in order to pursue the new casino project, we may require additional capital from external sources to fund the new casino project. We will endeavor to obtain any required additional capital from various financing sources including commercial debt financing and the sale of our debt or equity securities.

Cash Flows Summary

	Nine Months Ended September 30,
(amounts in thousands)	2010	2009	Increase (Decrease)
Cash provided by/ (used in):
Operations	$7,827	$(7,946)	$15,773
Investing	(4,202)	1,126	(5,328)
Financing	(143)	(3,164)	3,021
Effect of exchange rate change in cash	142	149	(7)
	$3,624	$(9,835)	$13,459

Operations

Cash provided by operations was approximately $7.8 million for the nine-month period ended September 30, 2010 as compared with cash used in operations of approximately $7.9 million in the same period in the prior year. The increase in cash provided by operations was primarily due to a significant improvement in operating income before depreciation and amortization as a result of the increase in game participation revenue as well as improvement in net working capital including the recoupment of commitment fees and a reduction in operating expenses. Cash provided by operations was negatively impacted by the $1.0 million cash held in escrow by a legal firm for the intended investment in a potential casino and tourism development project in Indo-China.

Investing

Cash used in investing activities was approximately $4.2 million for the nine-month period ended September 30, 2010 compared to cash provided by investing activities of approximately $1.1 million in the same period in the prior year.   The increase in cash used in investing activities was a result of the purchase of land for the Cambodia casino project and electronic gaming machines for our expansion at NagaWorld under the contracts dated December 30, 2009 and May 25, 2010.   During the nine-month period ended September 30, 2009, cash was positively impacted as a result of the sale of assets to Shuffle Master and partly offset by the purchases of gaming machines.

Financing

Cash used in financing activities was approximately $143,000 for the nine-month period ended September 30, 2010 compared with cash used by financing activities of approximately $3.2 million in the same period in the prior year.  The decrease was a result of the deferral of the repayment of principal and interest on the Trade Credit Facility until July 2011.

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

Commitment fees paid to the venue operator where the agreement stipulates that the fees will be recovered from the daily net win sharing are capitalized as assets. As required by ASC 605-50, Customer Payments and Incentives, the cash consideration received for the portion of net winnings relating to the commitment fees is amortized as a reduction of revenue if the expected benefit from commitment fees cannot be separately identified or reasonably estimated. We had prepaid commitment fees of $NIL and approximately $4.8 million as of September 30, 2010 and December 31, 2009, respectively.

Commitment fees paid to the venue operators relating to contract amendments are also capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts.  We had commitment fees related to contract amendment fees of approximately $1.2 million and $688,000 as of September 30, 2010 and December 31, 2009, respectively.

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

Stock-Based Compensation

We apply ASC 718, Compensation-Stock Compensation, to account for stock-based compensation. Under the fair value recognition provisions of ASC 718, for stock-based compensation accrued to employees and non-employee directors, we recognize stock-based compensation expense for all service-based awards with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation costs of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, we remeasure compensation costs each period until the service condition is complete and recognize compensation costs on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding.  Stock-based compensation expense totaled approximately $126,000 and $329,000 and $667,000 and $775,000 for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.            Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2010.

(b)   Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the nine-month period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1A.         Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. Except as set forth below, there were no material changes to those risk factors during the three months ended September 30, 2010.

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

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	November 10, 2010	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	November 10, 2010	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Chief Accounting Officer