Form 10-K
period 2010-12-31
Entertainment Gaming Asia Inc.
filed 2011-03-30
CIK 1004673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-25855

Entertainment Gaming Asia Inc.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $16,819,055

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 116,606,060 shares as of March 15, 2011.

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

PART I

Item 1.                    Business

GENERAL

Entertainment Gaming Asia Inc. is engaged in: (i) electronic gaming machine (EGM) participation operations, which include the ownership and leasing of EGMs in resorts, hotels and other venues in Pan Asia placed on a revenue sharing basis with venue owners; (ii) table game product operations, which consist exclusively of the design, manufacture and distribution of gaming chips and plaques; (iii) non-gaming product operations, which consist primarily of the design, manufacture and distribution of automotive components; and (iv) development of regional casinos in the Indo-China region where we intend to own and operate such casinos under the “Dreamworld” brand.  Our current primary focus is our EGM participation operations.

For our EGM participation business, we utilize our developed operational experience and established market presence and key relationships to identify and develop new gaming venues, acquire the EGMs, casino management systems and other gaming peripherals directly from manufacturers, dealers and suppliers and install the same in our contracted venues. In addition, we assist the venue owners in brand-building and marketing promotions.  A good example is the signing of an agreement with NagaWorld Limited, where we have evolved from a pure machine lessor to a slot floor operator.  In NagaWorld, a luxury casino resort in Phnom Penh, Cambodia, we jointly manage with the casino owner the slot floor operations and design marketing programs and slot promotions for our designated gaming space.  We also hire, train and manage the floor staff and set high expectations on the level of customer service.

In addition to our core EGM participation business, through our subsidiaries, Dolphin Products Pty Limited and Dolphin Advanced Technologies Pty Ltd., we have historically developed, manufactured and distributed both high-frequency RFID and traditional non-RFID gaming chips and plaques as well as component parts primarily for the automotive industry, including inner and remote door handles, fuel filler hinge assemblies, module brackets, steering wheel spoke covers, speaker grills, fasteners, safety products and cosmetic components for automobiles.

In May 2010, we announced our intention to expand our gaming operations and become an owner and operator of regional casinos under the “Dreamworld” brand in select emerging gaming markets in Pan Asia.  We believe this expanded business strategy will allow us the potential for higher long-term incremental returns on our operations given the ability to collect a greater share of the net win compared to our existing participation contracts.  In addition, it provides us greater long-term control over our operations.

Pursuant to this growth strategy, we have secured two casino projects in Cambodia near the Vietnam border.  These projects are strategically located in two separate provinces in southern Cambodia in order to capitalize on what we believe are attractive target markets in the nearby respective major cities and towns.  On May 26, 2010, we formed a new company in Cambodia, Dreamworld (Takeo) Investment Holding Limited, which entered into a Land Sale & Purchase Agreement for the acquisition of a parcel of land in the Takeo province of Cambodia where we intend to develop and operate a casino-hotel.  On March 4, 2011, we entered into a shareholder agreement with a local partner with respect to our participation in a joint venture company with the tentative name of “Dreamworld Leisure (Kampot) Limited”  for the development, ownership and operation of a casino located in Kampot province of Cambodia, near the Vietnam border.

We have offices in Hong Kong, Philippines, Cambodia and Australia.  We also have manufacturing facilities in Melbourne, Australia.

Our mailing address in the United States is:

Entertainment Gaming Asia Inc.

40 E. Chicago Avenue, #186

Chicago, Illinois, 60611

USA

The telephone number in the United States is (312) 867-0848.

During the fiscal year ended December 31, 2010, we owned or had rights to certain trademarks that we used in connection with the sale of our products, including, but not limited to Dolphin™ and we made applications for the trademark “Dreamworld” in certain Pan Asian countries. Other than the aforesaid trademarks, this report also makes reference to trademarks and trade names of other companies.

RECENT DEVELOPMENTS

During the fiscal year ended December 31, 2010 and through the date of this report, we have engaged in the following:

Change of Corporate Name

As approved by our stockholders during our annual meeting held on July 23, 2010, we changed our corporate name from Elixir Gaming Technologies, Inc. to the current name Entertainment Gaming Asia Inc.  We believe this new corporate name more aptly reflects our expanded gaming business model, particularly in relation to the establishment of casino projects in the Indo-China region as more specifically described below, to complement our EGM participation business.

Expanded Gaming Business Model to Include the Development and Operation of Regional Casinos

In May 2010, we announced our intention to expand our gaming operations and become an owner and operator of regional casinos under the “Dreamworld” brand in select emerging gaming markets in the Indo-China region.  We believe this growth strategy will enable us to leverage our existing market presence and relationships and capitalize on what we perceive to be attractive economic and socio-demographic trends in our target markets.  We believe this expanded business strategy will allow us the potential for higher long-term incremental returns on our gaming operations given the ability to collect up to 100% of the gaming revenue compared to our existing percentage of EGM net win under our participation contracts.  In addition, we believe it will provide us with greater long-term control over our operations.

Pursuant to this growth strategy, on May 26, 2010, we formed a new company in Cambodia, Dreamworld (Takeo) Investment Holding Limited (“Dreamworld Holding”), which entered into a Land Sale & Purchase Agreement (the “S&P Agreement”) for the acquisition of a parcel of land in Takeo Province of Cambodia (the “Land”) with the owner of the Land (the “Seller”).

The Land has a total area of approximately seven acres (30,000 square meters) and is located in Takeo province, a border area of Cambodia and Vietnam, which is approximately 125 miles (200 kilometers) south of Cambodia’s capital city Phnom Penh and connects the major cities of southern Vietnam and Phnom Penh. The total consideration for the Land was $1.76 million and the purchase transaction was completed on June 28, 2010.

On May 21, 2010, a license to build and open a casino hotel in the Takeo province of Cambodia was granted by the Government of the Kingdom of Cambodia to Dreamworld Leisure (Cambodia) Limited (“Dreamworld Leisure”), another new wholly-owned subsidiary of the Company. Pursuant to the license, Dreamworld Leisure is allowed to construct and open a casino-hotel for table games and EGMs with the proposed name of Dreamworld Casino and Resort (“Dreamworld Casino (Takeo)”). It is anticipated that Dreamworld Casino (Takeo) will be constructed on the Land and upon its completion, a formal casino license will be granted to Dreamworld Leisure, which will be the operating company of Dreamworld Casino (Takeo).  As discussed elsewhere in this report, we intend to slow development of the Takeo Project in order to divert our available capital to certain potential new projects, which we believe will offer greater short-and medium-term return potential and, as a result, we presently do not have a timeline for the development of the Takeo Project and do not expect to commit significant capital to the project in 2011.

On March 4, 2011, we entered into a shareholders agreement with a local partner (the “Shareholders Agreement”) with respect to our participation in a joint venture company with the tentative name of “Dreamworld Leisure (Kampot) Limited” (the “JVC”) for the development, ownership and operation of a casino located in Kampot province of Cambodia, near the Vietnam border (the “Kampot Project”).

The local partner is the owner of a parcel of land (the “Kampot Land”) measuring approximately 108,000 square feet (10,000 square meters) located in a prominent area of southern Cambodia in the Kampot province near the Vietnam border and the Kampot Project will be constructed thereon.  It will include a casino, which will be operated under the ‘Dreamworld’ brand (“Dreamworld Casino (Kampot)”), with table games such as baccarat, roulette and dice games as well as EGMs.  The initial phase of Dreamworld Casino (Kampot) is expected to include up to 14 table games, such as baccarat, roulette and dice games, and 25 EGMs and, subject to the timely receipt of the required gaming licenses, to open in the fourth quarter of 2011.

Upon completion of Dreamworld Casino (Kampot), we will have the dominant management right and control over the business operations of the JVC and Dreamworld Casino (Kampot) and all business decisions and policy-making in respect of the business will be vested in the board of directors of the JVC in which we will have the right to nominate a majority of the members.

Subject to any early termination of the Kampot Project pursuant to the terms of the Shareholders Agreement, the Kampot Project is for an initial term of 25 years commencing from the date of the Shareholders Agreement and is subject to renewal by the parties mutual consent.

The Kampot Project will be owned by the JVC, a private company incorporated in Cambodia for the sole purpose of holding and operating Dreamwold Casino (Kampot). The respective shareholdings of the JVC by us and the local partner are 67% and 33%, respectively.

Pursuant to the terms of the Shareholders Agreement, the JVC will apply for its own gaming license for the operation of Dreamwold Casino (Kampot) in Kampot province of Cambodia (the “Casino License”) and the local partner will lease to the JVC the Kampot Land for an annual fee of $1.00 throughout the term of the Kampot Project (the “Lease Agreement”).  Subject to certain conditions precedent, namely, the entering into of the Lease Agreement between the local partner and the JVC, the delivery of the vacant possession of the Kampot Land by the local partner to the JVC, and the obtaining of the Casino License and the necessary construction permit and approvals by the JVC (all such conditions precedent shall be fulfilled or waived by us within three months from the date of the Shareholders Agreement or such later date as may be agreed by us in writing), we will provide funding for all development, construction and pre-opening costs of the Kampot Project; provide all necessary EGMs and gaming tables to Dreamworld Casino (Kampot) as well as pay the local partner a lump sum of $260,000 as balance consideration of their contributions.  Regardless of the aforesaid percentages of the shareholding interests, it is agreed that all dividends declared by the JVC will be distributed to us and the local partner on a 60:40 basis, respectively.

Quasi-Reorganization

Effective December 31, 2010, we effected an elective Quasi-Reorganization of our balance sheet in accordance with Section 210 of the Codification of Financial Reporting Policies and reduced our accumulated deficit account to a zero balance, with a commensurate reduction in our additional paid-in capital, for purposes of establishing a new earned surplus account for the accumulation of future earnings from current operations (the “Quasi-Reorganization”).

As of December 31, 2010, we had an accumulated deficit of approximately $386.1 million and additional paid-in capital of approximately $415.8 million. The accumulated deficit was mainly attributable to the impairment of assets including contract acquisition fees, goodwill and intangibles.  While we have dramatically improved our operating results, we effected the Quasi-Reorganization as it is believed that it is not realistic to expect to be able to recover the accumulated deficit in the short to medium term.

The Quasi-Reorganization enables companies such as ourselves, which have undergone a shift in business focus, to establish a “fresh start” from an accounting perspective. The Quasi-Reorganization adjustments have no effect on our cash flow and result in a balance sheet that more accurately reflects our retained earnings.

We complied with Accounting Standard Codification (ASC) 805, Business Combination to restate assets and liabilities as part of the Quasi-Reorganization. The Company with the assistance of an independent third-party valuation firm performed the fair value assessment and computed the estimated fair value for operating entity as of December 31, 2010 under ASC 805 based on the income approach, excess earning methodology.  Participation contracts were recognized as intangible assets. In compliance with the SEC guidelines, no write-up of net assets were recorded as a result of the Quasi-Reorganization and the excess fair value was reallocated as a pro rata reduction to the non-current assets.

Third Amendment to Trade Credit Facility Agreement and Related Note

On May 25, 2010, we entered into Amendment No.3 to our Trade Credit Facility Agreement and Related Note (the “Third Amendment”) with EGT Entertainment Holding Limited (formerly known as Elixir Group Limited, a wholly-owned subsidiary of Melco International Development Limited (“EGT Entertainment Holding”)), our existing principal shareholder, pursuant to which the parties agreed to further amend the terms of the Trade Credit Facility Agreement and Related Note dated April 21, 2008, as amended by an amendment to it dated November 6, 2008 and a second amendment (the “Second Amendment”) dated July 24, 2009 (the “Facility Agreement”).

According to the Second Amendment, we were relieved from making any actual repayments of principal or interest under the Facility Agreement during the period from July 1, 2009 to June 30, 2010 although interest at the rate of 5% per annum continued to accrue on the outstanding principal balance of approximately $9.2 million (the “Outstanding Principal Balance”).

Pursuant to the Third Amendment, the payment schedule for the Outstanding Principal Balance and the interest accrued thereon was further restructured in the following manner:

(i)            the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of approximately $458,000 was paid by us in a lump sum payment on July 1, 2010;

(ii)           on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, we have to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and

(iii)          we have to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011.

(See Part III Item 13. Certain Relationships and Related Transactions and Director Independence of this filing for more details.)

Supplemental Agreement with NagaWorld Limited

On May 25, 2010, we entered into a Supplemental Agreement (the “Supplemental Agreement”) to the Machines Operation and Participation Consolidation Agreement dated December 30, 2009 (the “Consolidation Agreement”) with NagaWorld Limited (“NagaWorld”) to place an additional 30 EGM seats on a participation basis at NagaWorld casino resort, a luxury casino resort in Cambodia and the only licensed full service casino in and around the capital city of Phnom Penh.   The additional 30 EGM seats under the Supplemental Agreement were placed as of August 31, 2010.

Pursuant to the terms of the Supplemental Agreement, our area of operation on the lobby gaming floor of NagaWord was expanded to include two new areas and the maximum number of EGMs that we are permitted to operate and manage at the operation area was increased by 30 seats from 640 seats to 670 seats.  The major operation of the Consolidation Agreement as amended by the Supplemental Agreement, included, amongst others, the joint management and operating control over the EGMs by us and NagaWorld; the sharing of the win per unit per day (“WUD”) from all EGMs and certain operating costs related to marketing and floor staff by us and NagaWorld at a 25%/75% split, respectively (subject to our entitlement to receive 100% of the WUD from certain EGMs during a certain period of time as described below); and the expiration date of the operation of the EGMs is at the end of a six-year period commencing March 1, 2010.

In consideration for entering into the Supplemental Agreement by NagaWorld, we paid to NagaWorld a commitment fee of $1 million in June 2010. While we and NagaWorld share the WUD from the 670 EGMs at a 25%/75% split, respectively, we were entitled to 100% of the WUD from the newly added 30 EGM seats and the 200 EGM seats placed under the Consolidation Agreement until we had received a total accumulated WUD of $6.8 million from these 230 EGM seats (representing the aggregate of $4.1 million commitment fee paid for the 200 EGM seats under the Consolidation Agreement, the $1 million commitment fee under the Supplemental Agreement and our 25% share of WUD from these 230 EGM seats).  All commitment fees under the Supplemental Agreement and Consolidation Agreement were fully recouped by us before the end of August 2010.

ELECTRONIC GAMING MACHINE (EGM) PARTICIPATION

Overview

Since September 2007, our primary business model has focused on the ownership and leasing of EGMs placed with venue owners on a revenue sharing basis within certain countries in Pan Asia with operations to date located in Cambodia and the Philippines.  Utilizing our developed operational experience and established market presence and key relationships, we identify and secure venues for the placement of EGMs and where warranted, casino management systems that track game performance and provide statistics on each installed EGM owned and leased by us.  We contract with the venue owners or operators for the placement of the EGMs on a revenue sharing basis. In addition, we acquire and install the EGMs and other gaming systems and peripherals at the relevant gaming venues.

EGM participation operations comprised 64% of our consolidated revenues for the year ended December 31, 2010.

Operations

We contract with the venue owners or operators for the placement of EGMs on a revenue sharing basis and directly acquire and install the EGMs and other gaming peripherals at the relevant gaming venues. The target market for our EGM participation business is hotels and resorts and various other gaming venues across Pan Asia.  We focus on underserved gaming markets that we believe are poised for significant growth, and many of the targeted venue owners have little or no gaming operations experience.

We utilize EGMs from leading manufacturers, including Aristocrat Technologies, International Game Technology, and WMS Gaming. As of December 31, 2010, we had an inventory of 492 EGMs suitable for deployment and believe, given our casino development plans, that we will need to supplement our existing inventory with the purchase of a certain number of new and used EGMs from cash on hand and cash from operations over the next twelve months.

We help market, design and develop the gaming venues of the venue owners to whom we lease our EGMs and related systems.  We contract with the venue owner for the leasing and maintenance of the EGMs on a revenue sharing basis.  We provide the development and implementation of various related gaming services in the Pan Asia region which include:

•                  Developing the technical and network design, layout and overall space configuration of the gaming floor in order to best utilize and leverage the available space and present an appealing environment to customers; and

•                  Selecting the optimal mix of EGMs for the property to optimize the economic potential of the gaming floor and overall experience for the venue owner’s customers.

We assist the venue owner by providing training for its gaming floor personnel regarding the operation and maintenance of the EGMs and back-of-the-house accounting.  In addition, we maintain all performance data and provide ongoing technical and operations support in order to optimize game performance throughout the floor.

We expect that our EGM participation revenues and gross margins will be influenced by a number of factors, including the number and type of EGMs in service, the levels of play and the revenue sharing percentage.  In addition, we may initially install fewer EGMs than contracted for at a venue and increase the number of EGMs gradually as a way to build demand for our product.  Our cost of sales includes the depreciation, joint cost sharing (primarily, in the event our contract dictates we are involved in the management of the floor operations) and other installation and maintenance costs of the EGMs.

As of December 31, 2010, our EGM participation operations were concentrated in two countries, Cambodia and the Philippines. In Cambodia, we had a total of 680 EGM seats in operation in two venues.  In the Philippines, we had a total of 867 EGM seats in operation in six venues.

Competition

The global gaming industry is highly competitive.  Our competitors principally include private companies in Cambodia and both public and private companies in the Philippines with operations focused in Asia.  Part of our operating strategy includes addressing markets and customers where we face less competition and entry barriers are higher due to several factors including:

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

•                  Local Knowledge:  Through our operating experience, we have an extensive database of contacts and relationships throughout the Pan-Asia region that provides us with a unique opportunity to penetrate these under-developed markets.

Gaming Regulations and Licensing of Gaming Machine Participation

The regulatory structures in the Asian countries where we operate our EGM participation business, including the Philippines and Cambodia, are not as developed or clearly defined as the United States.  In general, all of the countries in which we currently operate require the venue owner to obtain a gaming license in order to operate the EGMs leased by us and we demand that all venue owners to whom we lease EGMs, being our customers in the Philippines and Cambodia, hold the required gaming licenses to operate their venues.  Since our EGM participation business model primarily focuses on leasing the EGMs to the venue owner, technically, we are not considered to be an operator or owner of the gaming operations by the relevant authorities (although to a certain extent we have assumed some operator roles, including but not limited to the design of marketing programs, recruitment, training and management of floor staff, in certain of our venues) and thus, we are not required to obtain any form of gaming license in either the Philippines or Cambodia for our participation business in such jurisdictions.  However, current gaming laws, including licensing requirements and other regulatory obligations, could change or become more stringent resulting in additional regulations being imposed upon us and our EGM participation operations.  Any such adverse developments in the regulation of the gaming industry could be difficult to comply with and significantly increase our costs which, in turn, could cause our projects to be unsuccessful.

On May 21, 2010, we obtained a license to build and open a casino hotel in Takeo province of Cambodia from the Government of the Kingdom of Cambodia.  Pursuant to this gaming license, Dreamworld Leisure, one of our wholly-owned subsidiaries, is allowed to construct and open a casino-hotel for table games and EGMs with the proposed name of Dreamworld Casino and Resort in Takeo province of Cambodia.  Currently, we do not hold any gaming licenses in the United States.

TABLE GAME PRODUCTS

Overview

During the year ended December 31, 2010, our table game products were focused on the development, manufacture and sale of gaming chips and plaques, which included:

•                  High-frequency RFID casino chips, which are traditional casino chips embedded with a RFID tag that allows casinos to identify counterfeit casino chips and track table play.  The high-frequency 13.56 MHz RFID casino chip is designed to provide real-time data capability, enhanced chip security, player tracking and accounting management benefits for casinos. The high-frequency RFID chips enable casinos to read 1,000 chips per second and have a memory capacity of over 10,000 bits.

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

During a portion of 2009, our table game products also included the development, manufacture and sale, through our distributor network, of products which included automated playing card scanner, shuffler, and automated gaming chip washer. However, in March 2009 we sold to Shuffle Master our portfolio of playing card scanner and shuffler, all related intellectual property, and certain inventory of such products. In addition, as a result of closing down our China manufacturing facility during the three-month period ended June 30, 2009, we decided to exit the chip washer business and ceased the production of our ChipWasher product after evaluating the market opportunities for this product.

Marketing and Distribution

In an effort to derive greater value from our high-frequency RFID and traditional non-RFID gaming chips and plaques, we have directed greater resources to these operations in the form of marketing and product development and engaged a local marketing agent in Australia to promote and distribute these products for us in Australia, New Zealand and certain other Asian territories including Macau and Singapore.

At present, our casino customers include, amongst others, City of Dreams, Altira and Galaxy in Macau, Crown Casino in Melbourne, Burswood Casino in Perth and Star City Casino in Sydney, Australia.  However, since gaming chip products are generally regarded as a “gaming device” by the gaming authorities in most of the states of the United States, which therefore requires the manufacturer of these products to be licensed, we currently do not have the intention to market or sell our gaming chip and plaque products in the United States market.

Competition

The gaming products industry is competitive.  We compete with established gaming products companies, which have more substantial histories, backgrounds, experience and records of successful operations, greater technical, marketing and other resources, and more employees and extensive facilities than we have or will have in the foreseeable future.  During the year ended December 31, 2010, our most significant competitor for our gaming chips and plaques was Gaming Partners International Corporation.

Gaming Regulations and Licensing

Regarding our gaming chip and plaque products, in most jurisdictions outside the United States market, neither manufacturers nor distributors of gaming chip and plaque products are required to be licensed. However, since gaming chip and plaque products are generally regarded as “gaming devices” by the gaming authorities in most of the states of America, which therefore require the manufacturers of these products to be licensed we currently do not have the intention to apply for any license to sell our Dolphin’s gaming chip and plaque products in the United States market mainly due to the costly application process.

Product Development, Manufacturing and Assembly

The manufacture of RFID casino chips and plaques is performed at Dolphin, our subsidiary in Australia, which specializes in plastic injection molding. Dolphin has licensed certain RFID technology from a third party.

Suppliers

Dolphin has licensed certain RFID technology from a third party.

During the year ended December 31, 2010, most materials for our RFID casino chips and plaques were sourced in Australia. RFID casino chips and plaques were manufactured in Australia and shipped to our customers in Asia.

NON-GAMING OPERATIONS

Dolphin specializes in tool-making, custom injection molding and clean room manufacture of high-precision plastic products together with non-gaming product lines of high-quality products for the automotive industry.  From our facility in Melbourne, Australia, we produce various automotive components including inner remote door handles, fuel filler hinge assemblies, module brackets, steering wheel spoke covers, speaker grills, fasteners, safety products and vehicle cosmetic components. In addition to Australia, Dolphin supplies components to auto manufacturers in North and South America, Europe and the Asia Pacific region.

In addition, we are pursuing opportunities to leverage our existing operations to also serve other industries with a goal to further strengthen and diversify this business in the future.

Marketing and Distribution

We market our automotive products through automotive organizations and institutions and are a preferred supplier to General Motors Holden, Toyota, Autoliv and Bridgestone, all of whom typically include us among the suppliers from whom they solicit bids on supply contracts.

Competition

While the recent financial crisis has resulted in some consolidation of our competitor base, the automotive tool-making and injection molding products business remains highly competitive.  Our competitors include ITW Deltar, Hook Plastics, MHG Plastics, Rian Industries, Hasico and Sneddon & Kingston Plastics.

PRODUCT DEVELOPMENT

Dolphin is continuously engaged in production development to enhance its existing products and develop new products, for the gaming and non-gaming business lines, leveraging its internal resources and engaging external resources when warranted. During the years ended December 31, 2010 and 2009, we spent approximately $610,000 and $277,000, respectively on product development activities, principally related to our gaming chips and plaques.

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

EMPLOYEES

As of March 15, 2011, we had approximately 12 full-time employees in Hong Kong, 1 full-time employee in the United States, 20 full-time employees in the Philippines, 37 full-time employees and 163 contracted staff for floor operation at NagaWorld in Cambodia and 55 full-time employees in Australia. None of our employees are represented by labor unions, and we consider our relationship with employees to be satisfactory.

AVAILABLE INFORMATION

Our website is located at www.EGT-Group.com.  The information on or accessible through our website is not part of this annual report on Form 10-K.  A copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties.  No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made.  Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision.  Except as required by law, we do not undertake any obligation to update or keep current either: (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement; or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

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

On March 26, 2010, certain shareholders of the Company including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd (collectively, the “Plaintiffs”) filed in the United States District Court for the Southern District of New York a complaint (as subsequently amended on May 28, 2010)(the “Complaint”) against certain defendants including us and certain of our current and former directors and officers.

The Complaint alleges claims related to disclosures concerning our EGM participation business (the “Participation Business”), including but not limited to the alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, violations of Nevada Revised Statutes Sections 90.580(e) and 90.660(3), breach of fiduciary duty, and negligent misrepresentation.  The Plaintiffs allege that we and certain other defendants made false and misleading statements about the Participation Business in filings with the SEC, press releases, and other industry and investor conferences and meetings during the period from June 13, 2007 and August 13, 2008 and that the Plaintiffs then purchased the securities at the inflated prices and later suffered economic losses when the price of our securities decreased.

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

We have achieved strong improvement in financial performance in recent quarters but have a history of significant operating losses. For the years ended December 31, 2010 and 2009, we have incurred net losses of approximately $5.2 million and $26.4 million, respectively, and our operations have provided and used approximately $11.4 million and $7.0 million of cash, respectively. We had no accumulated deficit as of December 31, 2010 as a result of the Quasi-Reorganization of stockholder equity. The Quasi-Reorganization was effective as of December 31, 2010 under which we eliminated our accumulated deficit account, with a commensurate reduction in our additional paid-in capital.  We have refocused our business operations and streamlined our cost structure, which has resulted in substantially improved financial performance and the generation of positive cash flow from operations.  While we will endeavor to continue to generate positive cash flows from operations, there can be no assurance that we will be successful in doing so.

Our revenues from our EGM participation operations are difficult to predict and may vary from our projections because the business model is new and the venues are not operated by us.  Our primary focus is currently on the ownership and leasing of EGMs on a revenue sharing basis across certain countries in Asia.  We focus on targeting venue owners in underserved gaming markets who have little or no gaming operations or experience.  Since we participate on a revenue sharing basis with these venue owners, our revenue generated from the revenue sharing arrangements will be dependent to a significant degree on the efforts and capabilities of the venue owners.  Our revenues and results from our EGM participation operations may be difficult to predict and may vary depending on the ability of the venue owners to manage the gaming operations of their venues.  Accordingly, there can be no guarantee that the venue owners will be able to manage the gaming operations successfully or that the gaming venues operated by them will perform at levels consistent with our financial projections and underlying forecasts and assumptions. Further, we have very limited past business relationships with the venue operators and, despite background checks and other due diligence that we may perform, the venue operators may not be reputable. In the event that any of the venue operators are not reputable this would expose us to the risk of being unable to collect the revenue to which we are entitled under the revenue share arrangements and protect our gaming machine assets.

We have dependence on NagaWorld.  For the year ended December 31, 2010, our operations at NagaWorld accounted for 49% of our consolidated revenues.   Although we believe we have a good relationship with NagaCorp., the owners of NagaWorld, and we have a contract with NagaWorld to jointly control the operation of a total of 670 EGMs for a term of six years commencing March 1, 2010, should material events occur that are detrimental to NagaWorld and its operations or cause the loss of this customer, it would have a significant negative impact our financial performance.

We could require additional funding in the future to execute our casino and gaming development plans.  As of December 31, 2010, we had working capital of approximately $9.0 million.  Since December 31, 2010, our working capital has been positively affected by the growth in our Cambodia operations at NagaWorld.

We believe we have sufficient cash on hand to fulfill all current obligations as they become due and to fund initial development for our Kampot Project and EGM purchase plans.  Based on our internal revenue projections, existing casino and gaming development and EGM placement rollout plans and our inventory of EGMs, we believe we have the needed capital to fund our operations over the next 12 months. However, if we were to commit to large casino and gaming development projects or the concurrent development of multiple casino and gaming projects; or should our revenue projections fail to meet our existing internal projections; or should we become required to procure additional EGMs for projects or due to reasons not currently contemplated, we may need to raise additional capital within the next 12 months.  We would endeavor to raise funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results can occur:

•                 the percentage ownership of our existing stockholders will be reduced;

•                  our stockholders may experience additional dilution in net book value per share; and/or

•                  the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Intended expansion of gaming operations represent material addition to our business model which has not been proven by us.  In May 2010, we announced our intention to expand our gaming operations and become an owner and operator of regional casinos and gaming venues under the “Dreamworld” brand in select emerging gaming markets in Indo China.  While we believe that we can leverage our existing market presence and relationships to execute our casino and gaming development plans, there is no guarantee we will be successful in securing new casino and gaming projects, funding those projects and/or executing our plans to build and operate any of our casino and gaming projects.  Some of our assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequently may affect other assumptions. Therefore, the actual results achieved may vary from the pro forma projections considered by our management, and the variations may be material. No assurance can be given that the future results of our casino development operations will meet with consumer acceptance or market success.

Our EGM participation and casino development operations are focused on markets outside the United States exposes us to risks inherent in international business operations. We intend to pursue our gaming machine participation and casino development lines of business outside the United States. We also intend to focus our sales efforts for our table game products, namely the RFID and traditional non-RFID gaming chips and plaques, in Asia and Australia, but our international expansion efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

•                  increased cost of enforcing our intellectual property rights;

•                  heightened price sensitivity from customers in emerging markets;

•                  our ability to establish local manufacturing, support and service functions, and to form channel relationships with resellers in non-U.S. markets;

•                 localization of our EGMs and components, including translation into foreign languages and the associated expenses;

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

EGT Entertainment Holding holds a significant interest in our common stock, and is our largest creditor giving EGT Entertainment Holding significant power over our management and all shareholder actions. As of March 15, 2011, EGT Entertainment Holding owned 45.8 million shares of our common stock, representing approximately 39% of our issued and outstanding common shares, and as of December 31, 2010 we were indebted to EGT Entertainment Holding in the approximate amount of $9.2 million (representing approximately 67% of our total liabilities as of such date).  Accordingly, given its equity ownership, EGT Entertainment Holding has significant control over our management and all matters requiring approval by our shareholders, including the power to elect our board members and effect the approval of mergers and other significant corporate transactions. This concentration of ownership will make it difficult for other shareholders to effect substantial changes in our Company, and also will have the effect of delaying, preventing or expediting, as the case may be, a further change in our control.

Our common stock may be delisted from the NYSE Amex and if this occurs you may have difficulty converting your investment into cash efficiently.  The NYSE Amex has established certain standards for the delisting of a security from the NYSE Amex.  The standards for delisting from the stock market include, among other things, common stock selling for a substantial period of time at a low price per share, if the issuer fails to effect a reverse split of such shares within a reasonable time after being notified that the stock exchange deems such action to be appropriate.  Our common stock has continuously traded below $1.00 since August 2008. While we have not received any communications to date from the NYSE Amex concerning the selling price of our common shares, there can be no assurance that the NYSE Amex will take action to delist our common stock from the exchange due to the low selling price of the shares.  If that were to occur, we would consider effecting a reverse split of our common stock in order to raise our share price to a level satisfactory to the NYSE Amex.  However, reverse splits of thinly traded shares have, at times, resulted in declining share prices after a proportional adjustment in share price to give effect to the split.  If our common stock were to be excluded from the NYSE Amex, or if we elected to conduct a reverse split in order to maintain the listing, the price of our common stock and the ability of holders to sell such stock could be materially adversely affected.

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

Item 1B.                          Unresolved Staff Comments

Not applicable.

Item 2.                                   Properties

We also lease the following offices throughout Asia and in Australia:

Location/Activities	Expiration Date of Lease	Monthly Lease Payment (USD)	Area (sq. ft.)
Hong Kong; Administrative office	March 2011	8,700	1,920
Melbourne, Australia; Manufacturing and Administrative offices	December 2013	24,000	32,000
Melbourne, Australia; Warehouse facilities	January 2014	24,000	32,000
Philippines; Administrative office	September 2012	2,000	1,668
Philippines; Warehouse facilities	March 2011	2,800	2,600
Cambodia; Administrative office	September 2012	2,500	2,497
Cambodia; Warehouse facilities	March 2013	2,000	7,535

In the United States, we do not have an office but we have a mailing address at 40 E. Chicago Avenue, #186, Chicago, Illinois.

Item 3.                                   Legal Proceedings

We are a party to certain legal matters as discussed below.

Prime Mover/Strata Litigation

On March 26, 2010, a complaint (as subsequently amended on May 28, 2010) (the “Complaint”) was filed by certain of our shareholders including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd (collectively, the “Plaintiffs”) in the United States District Court for the Southern District of New York against certain defendants including us and certain of our other current and former directors and officers.

The Complaint alleges claims related to disclosures concerning our EGM participation business (the “Participation Business”), including but not limited to the alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, violations of Nevada Revised Statutes Sections 90.580(e) and 90.660(3), breach of fiduciary duty, and negligent misrepresentations.  The Plaintiffs allege that we and certain other defendants made false and misleading statements about the Participation Business in filings with the SEC, press releases, and other industry and investor conferences and meetings during the period from June 13, 2007 to August 13, 2008 and that the Plaintiffs then purchasedt the securities at inflated prices and later suffered economic losses when the price of our securities decreased.

The Plaintiffs seek unspecified damages, as well as interest, costs and attorney fees.  We have engaged legal counsel to consider the claims set forth in the Complaint and we intend to defend vigorously and respond to the Complaint in a time and manner consistent with applicable federal and state laws. As the litigation is at a preliminary stage, it is not possible to predict the likely outcome of the case or the probable loss, if any, and, accordingly, no accrual has been made for any possible losses in connection with this matter.

We believe that the Plaintiffs’ claims against us and our present and former officers and directors are covered by our directors and officer insurance policies, which provide the covered parties with up to $15 million of potential insurance coverage, subject to a retention amount payable by the Company in the amount of $150,000.  We paid the said retention amount in full in September 2010.

Item 4.	[Not Applicable]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock currently trades on the NYSE Amex under the symbol “EGT”.

The following table sets forth the high and low closing sale prices of our common stock, as reported by the NYSE Amex, for each quarter during the past two fiscal years:

2010	Low	High
Fourth Quarter	$0.29	$0.42
Third Quarter	$0.22	$0.27
Second Quarter	$0.23	$0.31
First Quarter	$0.23	$0.31

2009	Low	High
Fourth Quarter	$0.22	$0.35
Third Quarter	$0.14	$0.40
Second Quarter	$0.10	$0.35
First Quarter	$0.05	$0.20

Holders of Record

As of December 31, 2010, we had outstanding 116,189,394 shares of common stock, held by approximately 190 shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business.

Equity Compensation Plan Information

On July 23, 2010, shareholders approved an amendment of our 2008 Stock Incentive Plan (the “2008 Plan”), to increase the number of common shares authorized for issuance under the plan from 5,000,000 to 10,000,000.  The 2008 Plan was adopted by our stockholders on September 8, 2008.  We previously had two other stock options plans, our Amended and Restated 1999 Stock Option Plan and our Amended and Restated 1999 Directors’ Stock Option Plan, both of which expired in January 2009.  However, those options previously granted under our expired stock option plans which were outstanding as of the plans’ expiration remain outstanding.  Pursuant to the aforementioned plans, as of December 31, 2010, there were options outstanding to purchase 11,507,767 shares of our common stock with a weighted average exercise price per share of $1.39 and options available for future issuance to purchase 7,000,000 shares of our common stock.

The following table sets forth certain information as of December 31, 2010 about our stock plans under which our equity securities are authorized for issuance.

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options	Options	Reflected In Column (A))
Equity compensation plans approved by security holders	11,507,767	$1.39	7,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	11,507,767	$1.39	7,000,000

The first column reflects outstanding stock options to purchase: (i) 5,026,167 shares of common stock pursuant to our Amended and Restated 1999 Stock Option Plan; (ii) 91,600 shares of common stock pursuant to our Amended and Restated 1999 Directors’ Stock Option Plan; (iii) 3,390,000 shares of common stock pursuant to certain non-plan options approved by our stockholders in September 2007; and (iv) 3,000,000 shares of common stock pursuant to our 2008 Stock Incentive Plan.

The third column reflects 7,000,000 shares remaining for issuance under our 2008 Stock Incentive Plan as of December 31, 2010.

Item 6.                                                           Selected Financial Data

Not applicable.

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the years ended December 31, 2010 and 2009 included elsewhere in this report.

During the year ended December 31, 2010, we successfully completed the refocusing of our business model and streamlining of our operational structure, which has resulted in dramatic improvement in our financial performance, greater operating efficiency and the establishment of quality recurring cash flow.  As such, we have established a solid base from which to maximize returns from our core operations and to pursue our future growth strategy.

We currently conduct business in three operating segments: (i) electronic gaming machine (EGM) participation operations; (ii) table game product operations, which consist of gaming chips and plaques; and (iii) non-gaming product operations, which consist primarily of the design, manufacture and distribution of automotive components.

Our current primary focus is on leasing EGMs on a revenue sharing basis to gaming establishments within Pan-Asian markets.  We identify and secure venues for the placement of EGMs and, where warranted, casino management systems that track game performance and provide statistics on each installed EGM owned and leased by us.  We contract with the venue owners or operators for the placement of the EGMs on a revenue sharing basis. In addition, we acquire and install the EGMs and other gaming systems and peripherals at the relevant gaming venues.

As of March 15, 2011, our EGM participation operations were concentrated in two countries, Cambodia and the Philippines. In Cambodia, we had a total of 729 EGM seats in operation in two venues.  In the Philippines, we had a total of 885 EGM seats in operation in six venues.

In Cambodia, our EGM participation operations currently focus primarily on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918).  NagaWorld is Cambodia’s premier luxury destination gaming resort and the only licensed full service casino in a designated area around the capital city of Phnom Penh.  Our gaming operations at NagaWorld, which we brand as “Dreamworld” and jointly operate with NagaWorld, have provided us strong growth in EGM participation revenue and cash flow.  Since our first EGM installations in January 2009 of approximately 200 seats, we have dramatically grown our installed base at this venue to approximately 670 seats in operation.

We have also continued to selectively pursue additional EGM participation opportunities.  In January 2011, we completed the installation of 60 EGM seats, which were sourced from our existing inventory of EGMs, at a new casino in the Kampong Cham province of Cambodia (north east of Phnom Penh) near the Vietnam border.    The official opening of this new casino is currently scheduled for April 2011 pending the completion of the facility by the owner.

In the Philippines, we have strategically managed our EGM placements to focus on growing win per day at our most promising venues and, with the support of our venue partners, are implementing targeted marketing programs in an effort to improve our growth potential in this market.

In addition to our core gaming business, we are focused on deriving greater value from our gaming chip and plaque operations.  We have directed further resources to these operations in the form of marketing and product development to strengthen our existing customer relationships and better penetrate our key markets of Macau and Australia.  Based on these marketing efforts, we believe we have better positioned ourselves to capitalize on the future growth opportunities for the gaming chip and plaque market in our target markets.

With regard to our non-gaming operations, Dolphin auto component sales volumes continue to modestly strengthen driven by the improvement in the automotive parts industry in Australia for the year ended December 31, 2010 compared year ended December 31, 2009.  As a designated tier 1 and tier 2 supplier to several major manufacturers, we believe Dolphin is better positioned to gain market share and increase sales orders in the future as the Australian automotive parts industry continues to improve.  In addition, we are pursuing opportunities to leverage our existing operations by expanding our customer base to other industries with a goal to further strengthen and diversify this business in the future.

Our consolidated revenue for the year ended December 31, 2010 was approximately $22.2 million, of which revenue from our EGM participation, table games and non-gaming operations comprised 64%, 6% and 30%, respectively, of consolidated revenue.  This compares to consolidated revenue of approximately $15.6 million for the year ended December 31, 2009, of which revenue from our EGM participation, table games and non-gaming operations comprised 45%, 29% and 26%, respectively, of consolidated revenue.

Revenue from our EGM participation operations was approximately $14.3 million for the year ended December 31, 2010, more than double the $7.0 million recorded in the prior year.  Gross margin for the gaming participation business improved to 39% in the year ended December 31, 2010 compared to negative gross margin of 59% in the prior year.  Excluding non-cash items such as EGM depreciation and asset write-downs, gross margin for the EGM participation business improved to 95% from 85%, respectively.

We have also implemented cost reduction initiatives, which resulted in a 23% decline in cash-based selling, general, and administrative expenses for the year ended December 31, 2010 compared to the prior year.  We continue to exercise strict cost control measures and, as a result, for the year ended December 31, 2010, we maintained cash-based selling, general and administrative expenses below our annualized guidance range of $6.0 to $7.2 million.  Importantly, we believe we have effected these reductions without hindering our operational capabilities and while remaining flexible enough to act on our growth plans.

Based on the solid revenue performance, particularly from our operations at NagaWorld, and our continued strict cost control efforts, we have significantly improved our ability to generate and grow positive cash flow from operations.  We achieved positive Adjusted EBITDA (as defined below) of approximately $8.2 million for the year ended December 31, 2010, up substantially from approximately $33,000 in the prior year.  Cash flow provided from operations amounted to approximately $11.4 million for the year ended December 31, 2010 compared with cash used in operations of approximately $7.0 million in the prior year.

In addition, we have improved our liquidity and financial flexibility and streamlined our balance sheet to better reflect the future progress of our refocused business operations.  In May 2010, we entered into another agreement with EGT Entertainment Holding to further amend the unsecured promissory note originally issued in April 2008.  Under these new terms, which became effective July 1, 2010, we deferred the repayment of principal on the outstanding principal balance of the note of approximately $9.2 million until July 2011 and agreed to make interest-only payments on the principal amount on a monthly basis at a rate of 5% per annum.  In July 2011, we will resume monthly payments of principal and interest for a period of 18 months.  The amended terms also required that we pay all the accrued interest for the period of July 1, 2009 to June 30, 2010, which had accrued at a rate of 5% per annum on the principal amount of approximately $9.2 million, in the total amount of approximately $458,000 on July 1, 2010.  We made such payment on that date.

We effected an elective accounting Quasi-Reorganization as of December 31, 2010, which eliminated our accumulated deficit in retained earnings against additional paid-in capital.  The adjustments from this “fresh start” accounting method have no effect on our cash flow and provide us with a further streamlined balance sheet, which will better reflect the progress in our current and future business operations. (Please see Part II Item 8. Financial Statements — Note 1 for more details.)

With our improved financial performance, flexibility and operational efficiency, we believe we are better positioned to invest in our existing operations and pursue growth opportunities that enable us to leverage our established market presence and relationships and capitalize on what we perceive to be attractive economic and socio demographic trends in our target markets.

In May 2010, we announced our intention to expand our gaming operations and become an owner and operator of regional casinos under our “Dreamworld” brand in select emerging gaming markets in the Indo-China region.  We believe this expanded business strategy will allow us the potential for higher long-term incremental returns on our operations given the ability to collect up to 100% of the gaming revenue compared to our existing EGM participation contracts.  In addition, it provides us greater long-term control over our operations.

Pursuant to this growth strategy, we have secured two casino projects in Cambodia near the Vietnam border. These projects are strategically located in two separate provinces in southern Cambodia in order to capitalize on what we believe are attractive target markets in the nearby respective major cities and towns.

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

On May 21, 2010, a license to build and open a casino hotel in Takeo province of Cambodia (the “Takeo Project”) was granted by the Government of the Kingdom of Cambodia to Dreamworld Leisure (Cambodia) Limited (“Dreamworld Leisure”), another new wholly-owned subsidiary of the Company. Pursuant to the license, Dreamworld Leisure is allowed to construct and open a casino-hotel for table games and EGMs with the proposed name of Dreamworld Casino and Resort (“Dreamworld Casino (Takeo)”). It is anticipated that Dreamworld Casino (Takeo) will be constructed on the Land and, upon its completion, a formal casino license will be granted to Dreamworld Leisure, which will be the operating company of Dreamworld Casino (Takeo). As discussed below, we intend to slow development of the Takeo Project in order to divert our available capital to certain potential new projects, which we believe will offer greater short-and medium-term return potential. As a result, we presently do not have a timeline for the development of the Takeo Project and do not expect to commit significant capital to the project in 2011.

On March 4, 2011, we entered into a shareholders agreement (the “Agreement”) with a local partner to form a joint venture company with the tentative name of “Dreamworld Leisure (Kampot) Limited” (the “JVC”) for the development, ownership and operation of a casino project  to be located in the Kampot province of Cambodia near the Vietnam border (the “Kampot Project”).

The local partner is the owner of a parcel of land measuring approximately 108,000 square feet (10,000 square meters) located in a prominent area of southern Cambodia in the Kampot province near the Vietnam border and the casino, which will be operated under the name Dreamworld Casino (“Dreamworld Casino (Kampot)”) will be constructed thereon.  The initial phase of Dreamworld Casino (Kampot) is expected to include up to 14 table games, such as baccarat, roulette and dice games, and 25 EGMs and, subject to the timely receipt of the required gaming licenses, to open in the fourth quarter of 2011. Depending on demand and the availability of capital, we may add at a future date additional casino floor space and equipment as well as complementary facilities such as hotel rooms, a spa and other entertainment amenities.

Under the terms of the shareholders agreement, the JVC will apply for its own casino license and the local partner will lease to the JVC the land for a period of 25 years for an annual fee of $1.00 and EGT shall provide funding for all development, construction and pre-opening costs of the Kampot Project; provide all necessary EGMs and gaming tables to Dreamworld Casino (Kampot) as well as pay the local partner a lump sum of $260,000 as balance consideration for his contributions.  We and the local market partner will share the net revenue of the JVC (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the JVC’s revenue) on a 60/40 basis, respectively.  The initial project term is 25 years with renewal options.  Development of the casino is subject to the JVC’s receipt of the required gaming license and relevant construction permits, for which the JVC is in the application process.

Capital expenditures for the initial phase of the Kampot Project are projected to be less than $1 million as the EGMs will be sourced from our existing inventory.  Subject to any early termination of the Kampot Project pursuant to the terms of the Agreement, the Kampot Project is for an initial term of 25 years commencing from the date of the Agreement and is subject to renewal by the parties in writing.

We continue to actively pursue additional casino and gaming development projects with a focus on the Indo-China region and are building a pipeline of potential projects.  Currently, we are pursuing several strategic projects which include a casino resort, an entertainment center with slot venue and a standalone slot venue.    While there is no guarantee we will successfully conclude these negotiations, given our constrained capital resources at present, we are slowing the project timeline for the Takeo Project in order to divert certain capital to these potential new projects, which we believe offer greater short- and medium-term return potential.   This adjustment to the Takeo Project development timeline does not place our gaming license or any rights to own and operate a casino in the Takeo province at risk.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2010 AND 2009

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our three operating segments, namely, EGM participation, table game products and non-gaming products for the years ended December 31, 2010 and 2009.

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

			Increase/(Decrease)
			from 2009 to 2010
(amounts in thousands, except per share data)	2010	2009	Dollar Amount	% Amount
Total:
Revenues	$22,205	$15,623	$6,582	42%
Gross profit/(loss)	$6,510	$(2,253)	$8,763	389%
Gross margin percentage	29%	(14)%
Adjusted EBITDA (1)	$8,186	$33	$8,153	24706%
Operating loss	$(5,522)	$(27,789)	$22,267	80%
Net loss	$(5,210)	$(26,359)	$21,149	80%

Basic and diluted loss per share	$(0.05)	$(0.23)

EGM participation:
Revenues	$14,312	$6,998	$7,314	105%
Gross profit/(loss)	$5,533	$(4,107)	$9,640	235%
Gross margin percentage	39%	(59)%

Table game products:
Revenues	$1,293	$4,516	$(3,223)	(71)%
Gross profit	$487	$1,965	$(1,478)	(75)%
Gross margin percentage	38%	44%

Non-gaming products:
Revenues	$6,600	$4,109	$2,491	61%
Gross profit/(loss)	$490	$(111)	$601	541%
Gross margin percentage	7%	(3)%

(1)          “Adjusted EBITDA” is earnings before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income/(loss), Adjusted EBITDA does not     include depreciation or interest expense and,  therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA.  Our calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of EBITDA, as adjusted, to the net loss for the years ended December 31, 2010 and 2009 is provided below.

(amounts in thousands, except per share data)	2010	2009

Net loss — GAAP	$(5,210)	$(26,359)
Income from discontinued operations	—	(1,540)
Interest expense and finance fees	411	537
Interest income	(92)	(85)
Income tax (benefit)/expense	(665)	486
Depreciation and amortization	9,395	11,348
Stock-based compensation expense	887	876
Impairment of assets	3,460	14,687
Flood damages losses	—	83
EBITDA, as adjusted	$8,186	$33

Total revenue increased approximately $6.6 million to approximately $22.2 million for the year ended December 31, 2010 compared to approximately $15.6 million in the prior year due to an increase in EGM participation and non-gaming products revenue partially offset by a decrease in table game revenue.  Revenue from EGM participation increased as a result of higher average net win per machine and EGMs in operation. Revenue from non-gaming products increased as a result of increased orders from major customers. Revenue from table game products decreased as a result of lower chip volumes compared to the year ended December 31, 2009 when we delivered a large RFID gaming chip order for a new casino in Macau during the three-month period ended June 30, 2009.

Gross profit increased approximately $8.8 million to approximately $6.5 million for the year ended December 31, 2010 compared to a gross loss of approximately $2.3 million in the prior year as a result of higher revenue and gross margin from the EGM participation and non-gaming operations partially offset by lower gross margin from the table games products division. Gross profit from EGM participation operations increased due to higher revenue for this business segment and lower depreciation expense on the EGMs, which is recorded in cost of operations, as a result of impairment charges recorded at the end of 2009.  Gross profit from non-gaming products increased primarily due to higher revenue and improved production efficiencies resulting from higher sales volumes in the year ended December 31, 2010 compared to the prior year.  Gross profit from table game products decreased primarily due to lower sales volumes and loss of production efficiencies relating to the sales volumes during the year ended December 31, 2010 compared to the prior year, which included a large RFID gaming chip order for a new casino in Macau.

Operating losses from continuing operations decreased approximately $22.3 million to approximately $5.5 million for the year ended December 31, 2010 compared to an operating loss of approximately $27.8 million in the prior year primarily due to reduced impairment charges on assets by approximately $11.2 million, higher overall gross profit and reduced operating expenses.  Net loss from continuing operations decreased approximately $21.1 million to approximately $5.2 million compared to a net loss of approximately $26.3 million in the prior year primarily due to the improvement in operating income and a tax benefit compared to a tax expense in the prior year partially offset by a legal settlement gain of approximately $656,000 in the prior year.

Electronic Gaming Machine (EGM) Participation

In September 2007, we began our EGM participation operations in Asia as part of our primary focus on placing EGMs on a revenue sharing basis.

	Years Ended December 31,
(amounts in thousands, except per unit data)	2010	2009
Net revenue to the Company
Cambodia	$10,787	$3,912
Philippines	3,525	3,086
Consolidated total	$14,312	$6,998
Average net win per unit per day(1)
Cambodia	$202	$174
Philippines	$57	$56
Consolidated total	$117	$89

	December 31,
	2010	2009
EGM seats in operation
Cambodia	680	440
Philippines	867	859
Consolidated total	1,547	1,299

(1)          Average net win figures exclude EGM seats in operation during venue soft launch opening periods, if applicable, and EGM seats in venues where revenues are recognized on a cash basis.  During the year ended December 31, 2010, one venue in Cambodia operated during a soft launch from September 19, 2010 to December 31, 2010 with a total of 10 EGM seats.  For the year ended December 31, 2009, one venue in the Philippines operated during a soft launch from July 3, 2009 to October 23, 2009 with 150 EGM seats and one venue in the Philippines recognized revenue on a cash basis from January 1, 2009 to September 30, 2009 with 164 EGM seats.

Revenue from EGM participation operations increased approximately $7.3 million to approximately $14.3 million for the year ended December 31, 2010 compared to revenue of approximately $7.0 million in the prior year.  The increase in revenue was primarily a result of higher average net win per machine and number of EGM seats in operation compared to the year ended December 31, 2009.

Gross profit from EGM participation operations increased approximately $9.6 million to approximately $5.5 million for the year ended December 31, 2010 compared to a gross loss of approximately $4.1 million in the prior year primarily due to an increase in EGM participation revenue and a decrease in EGM depreciation as a result of impairment charges recorded at the end of 2009.  Cost of goods sold for the year ended December 31, 2010 included approximately $8.0 million of depreciation expense on EGMs and approximately $759,000 of other expenses.

As of December 31, 2010, we had a total of 2,039 EGM seats of which 492 were held in inventory and 1,547 were in operation.  Of the 1,547 EGM seats in operation, 680 were in operation in two venues in Cambodia and 867 were in operation in six venues in the Philippines.

	December 31, 2010		December 31, 2009
(amounts in thousands)	Seats	Carrying Value*	Seats	Carrying Value
EGMs and systems used in operations	1,547	$10,266	1,299	$19,248
EGMs and systems held for future use	492	2,094	403	7,259
Total EGMs and systems	2,039	$12,360	1,702	$26,507

*As of December 31, 2010, the carrying value of EGMs and systems were adjusted to a new cost basis as a result of fresh-start accounting and are not comparable with the December 31, 2009 carrying value.

In Cambodia, regulatory changes at the end of 2008 and early 2009 impacted the competitive landscape of gaming operations in this market.  Due to directives issued by the Cambodian government in December 2008 and February 2009, all slot clubs in the Phnom Penh area, including our ten contracted venues, were closed with the exception of the slot operations within NagaWorld.  In December 2008, we established a relationship to place EGMs on a participation basis at NagaWorld hotel casino resort in the capital city of Phnom Penh.  NagaWorld operates under an exclusive casino license in Phnom Penh and our operations within NagaWorld are currently our principal operations in Cambodia.

During the year ended December 31, 2009, we placed 440 EGM seats in prime locations at NagaWorld’s casino resort pursuant to three contracts between us and NagaWorld.  On December 30, 2009, we entered into another contract with NagaWorld entitled Machines Operation and Participation Consolidation Agreement (the “Consolidation Agreement”).  The Consolidation Agreement: (a) provided for our exercise of the option granted by NagaWorld pursuant to an option deed dated July 25, 2009 to place an additional 200 EGMs on a participation basis at NagaWorld’s casino resort; and (b) with effect from the date of the Consolidation Agreement, superseded and replaced the three previous agreements executed with NagaWorld dated December 13, 2008 (“December 08 Agreement”), June 15, 2009 (“June 09 Agreement”) and July 25, 2009 (“July 09 Agreement”) (collectively, the “Previous Agreements”) which covered the operation of 440 EGMs at the NagaWorld Casino.

Under the Previous Agreements: (i) we and NagaWorld shared the win per unit per day from the existing 440 EGMs and certain operating costs related to marketing and floor staff at a weighted average of 22.4% / 77.6% split, respectively; (ii) win per unit per day from only 200 out of 440 existing EGMs was settled and distributed daily to us; and (iii) both the term of the December 08 Agreement and the June 09 Agreement were to expire in the first quarter of 2014 while the term of the July 09 Agreement was to expire at the end of the third quarter of 2014.

Pursuant to the terms of the Consolidation Agreement, we and NagaWorld have joint control over the operation of a total of 640 EGMs (comprising the 200 additional EGMs and the existing 440 EGMs placed and in operation pursuant to the Previous Agreements), including floor staff and respective audit rights. We and NagaWorld share the win per unit per day from all the 640 EGMs and certain operating costs related to marketing and floor staff on a 25% / 75% split, respectively (subject to our right to receive 100% of the win per unit per day from certain EGMs during a certain period of time as described below). Win per unit per day from all the 640 EGMs are settled and distributed daily to us. The Consolidation Agreement is for a term of six years commencing March 1, 2010.

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

On May 25, 2010, we entered into a supplemental agreement (the “Supplemental Agreement”) with NagaWorld to place an additional 30 EGMs on a participation basis at NagaWorld casino resort.  Pursuant to the terms of the Supplemental Agreement, our area of operation on the lobby gaming floor of NagaWorld was expanded to include two new areas and the maximum number of EGMs that we are permitted to operate and manage in this operation area was increased by 30 seats from 640 seats to 670 seats. Save for certain modifications in relation to the aforesaid expansion of the operation area and increase in the machines number, all the existing operation terms under the Consolidation Agreement continue to apply to the 670 EGMs including the newly added 30 seats.  In consideration for entering into the Supplemental Agreement, we paid NagaWorld a commitment fee of $1.0 million on June 15, 2010.

While we and NagaWorld share the win per unit per day from the 670 EGMs at a 25%/75% split, respectively, we were entitled to 100% of the win per unit per day from the recently added 30 EGMs and the 200 EGMs placed under the Consolidation Agreement until we had received a total accumulated win per unit per day of $6.8 million from these 230 EGMs (representing the aggregate of the $4.1 million commitment fee paid for the 200 EGMs under the Consolidation Agreement, the $1.0 million commitment fee under the Supplemental Agreement and our 25% share of win per unit per day from these 230 EGMs).  We received the total accumulated win per unit per day of $6.8 million from these 230 EGMs during the period up to and including August 2010.

Below is a table showing the various agreements with NagaWorld and the respective commitment fees paid. All commitment fees were fully recouped over the period up to the third quarter of 2010.

Agreement	Number of EGM Seats	Prepaid Commitment Fees (in millions)
December 2008	200	$—
May 2009	40	1.00
August 2009	200	5.84
Previous Agreements	440	$6.84
Consolidation Agreement	200	4.10
Supplemental Agreement	30	1.00
	670	$11.94

In April 2010, we entered into a Machine Participation Agreement with a new partner in Cambodia to place approximately 60 EGM seats on a participation basis at its new casino in the Kampong Cham province of Cambodia near the Vietnam border.  Under the terms of this agreement, we have joint control over the operation of all our EGM seats, including full audit rights. We and the venue owner share the revenue and marketing costs, on a 30% / 70% split, respectively, and we receive on a monthly basis our relevant portion of the daily win in cash. The contract duration is five years, commencing January 2011.

As of March 15, 2011, we had 1,614 EGM seats in operation of which 729 were in operation in two venues in Cambodia and 885 EGM seats were in operation in six venues in the Philippines.  We will selectively pursue additional new projects for our EGM participation operations in the Indo-China region and continue to reallocate our gaming assets within the Philippines to focus on higher-performing venues in this market. Total company-wide EGM placements can fluctuate due to our strategic efforts to optimize average daily net wins.  In the event EGM performance at our contracted venues does not meet expectations, we may discuss with the relevant venue owners withdrawing all or a portion of our EGMs from such venues for future redeployment in new or existing venues with better performance prospects.

Table Game Products

Revenue from table game products decreased approximately $3.2 million to approximately $1.3 million for the year ended December 31, 2010 compared to approximately $4.5 million in the prior year.  The decrease was a result of lower sales volumes compared to the prior year, which included a large RFID gaming chip order to a new casino in Macau during the three-month period ended June 30, 2009.

Gross profit from table game products decreased approximately $1.5 million to approximately $487,000 in the year ended December 31, 2010 compared to a gross profit of approximately $2.0 million in the prior year due to lower revenue and sales volume for our RFID gaming chips resulting in reduced production efficiencies.

Non-Gaming Products

Revenue from non-gaming products increased approximately $2.5 million to approximately $6.6 million for the year ended December 31, 2010 compared to approximately $4.1 million in the prior year due to an increase in sales to our largest customer as they increased their production for the year due to the improving economy.

Gross profit increased approximately $601,000 to approximately $490,000 for the year ended December 31, 2010 compared to a gross loss of approximately $111,000 in the prior year due to the increase in sales orders from our major customer and resulting improvements in production efficiencies.

Operating Expenses

The following is a schedule showing expenses on a consolidated basis:

			Increase/(Decrease)
			from 2009 to 2010
(amounts in thousands)	2010	2009	Dollar Amount	% Amount
Selling, general and administrative	$5,880	$7,953	$(2,073)	(26)%
Stock-based compensation expense	887	876	11	1%
Impairment of assets	3,460	14,687	(11,227)	(76)%
Flood damage losses	—	83	(83)	(100)%
Product development expenses	610	277	333	120%
Depreciation and amortization	885	1,037	(152)	(15)%
Restructuring charges	310	623	(313)	(50)%
Total	$12,032	$25,536	$(13,504)	(53)%

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $2.1 million to approximately $5.9 million for the year ended December 31, 2010 compared to approximately $8.0 million in the prior year due to our cost reduction initiatives.  Salaries and wages expense declined approximately $752,000 as a result of headcount reductions.  Rent and office expenses decreased approximately $260,000 mainly due to closure of the United States and China offices during the year ended December 31, 2009. Travel, utilities, and board of directors’ fees decreased approximately $308,000 due to concerted efforts to reduce expenses to the bare minimum. Other taxes decreased approximately $606,000 mainly due to the reversal of withholding taxes overprovided in prior years and improved tax planning. Bad debt expenses declined approximately $313,000 mainly as a result of enhanced management of accounts receivable. However, external consultancy and accounting fees increased by approximately $122,000 primarily as a result of new entities in Cambodia, payment of our insurance deductible associated with current litigation matters, as well as the costs associated with the Quasi-Reorganization. Advertising and other expenses also increased by approximately $17,000 primarily due to increased marketing activities.

Stock-based Compensation Expense

Stock-based compensation expense increased approximately $11,000 to approximately $887,000 for the year ended December 31, 2010 compared to approximately $876,000 in the prior year primarily due to the issuance of new stock compensation grants during 2010, net of a decrease as a result of the departure of certain employees in 2009 and 2010 and the complete vesting of certain stock options granted in 2007 and 2008.

Impairment of Goodwill, Intangibles and Other Long-Lived Assets

As a result of “fresh-start” reporting, the asset carrying values of intangible assets were adjusted to a new cost basis and the accumulated amortization was also removed to adjust the basis as of December 31, 2010. Based on the impairment analysis at December 31, 2010, goodwill of approximately $84,000 was written off. Intangible assets consist of patents, customer relationships, trademarks and goodwill. They are amortized, except for goodwill, on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 10 to 13 years. The straight-line amortization method is utilized because we believe there is not a more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

We measure and test goodwill and intangible assets for impairment in accordance with ASC 350, Intangibles-Goodwill and Other, and ASC 360, Property, Plant, and Equipment, at least annually on December 31, or more often if there are indications of impairment.

During the year ended December 31, 2010, as a result of our annual impairment review, we recorded a $2.4 million write-down of goodwill and intangible assets associated with our Dolphin operations in Australia as the current carrying value of the assets was higher than the expected value of the projected future cash flows.

During the year ended December 31, 2009, we closed our China manufacturing facility and decided to exit the chip washer business after evaluating the market opportunities for this product. Due to lack of future demand, we determined the carrying value of related patents may not be recoverable. As a result, we recorded an impairment loss of $425,000, which related to the write-down of an intangible asset associated with the chip washer patents.

The following table summarizes the impairment of goodwill and intangible assets:

			Increase/(Decrease)
			from 2009 to 2010
(amounts in thousands)	2010	2009	Dollar Amount	% Amount
Patents	$1,176	$425	$751	177%
Trademark and trade name	270	—	270	N/A
Customer relationship	877	—	877	N/A
Goodwill	84	—	84	N/A
Total	$2,407	$425	$1,982	446%

Long-lived assets and definite-life intangible assets are reviewed for impairment annually or whenever events or circumstances indicate that the carrying amounts of assets may not be recoverable in accordance with ASC 360 Property, Plant and Equipment.  We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expect the assets to generate. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future which, in turn, could result in impairments of long-lived assets.

For the year ended December 31, 2010, we recorded an impairment charge of approximately $665,000 in relation to property and equipment of our Dolphin operations in Australia. We also recorded an impairment of approximately $388,000 mainly due to the write-off of gaming assets primarily related to the closure of a non-performing venue during the year and write-down of certain EGMs held for sale to zero values.

For the year ended December 31, 2009, we recorded an impairment charge of approximately $14.3 million for non-performing EGMs and the write-down of gaming assets for our Philippine operations as the current carrying value of the EGMs in operation exceeded the expected cash flows to be generated from the Philippines operations.

The following table reflects the components of the impairment of assets included in the consolidated statement of operations:

(amounts in millions)	2010	2009
Non-performing EGMs	$—	$8.9
Philippine operations	—	4.8
Australia operations	0.7	—
	0.7	13.7
Write-off of other gaming assets	0.4	0.6
Total impairment charges	$1.1	$14.3

Flood Damage Losses

Flood damage losses during the year ended December 31, 2009 related to damages to our EGMs in certain of our venues in the Philippines due to flooding from severe typhoons in the Metro-Manila area.  While our property insurance policy covered the related damages on our EGMs, we recorded the insurance deductible amount of approximately $83,000 during the year.

Product Development Expenses

Product development expenses increased approximately $333,000 to approximately $610,000 for the year ended December 31, 2010 compared to approximately $277,000 in the prior year as a result of additional costs incurred associated with the development of new plaques for the table game business.

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased approximately $152,000 to approximately $885,000 for the year ended December 31, 2010 compared to approximately $1.0 million in the prior year.  The decrease was mainly a result of the closure of our United States office and our China table games product manufacturing facility during the year ended December 31, 2009.

Restructuring Charges

During the year ended December 31, 2010, we incurred restructuring charges of approximately $310,000 for severance wages and benefits related to the termination of employees. The amount represents the contractual and other agreements with employees.

During the year ended December 31, 2009, we incurred restructuring charges of approximately $623,000 for the write-down of the remaining China plant equipment and the severance wages and benefits related to the termination of employees. The amount represents the contractual and other agreements with employees.

Other (Expense)/Income

			Increase/(Decrease)
			from 2009 to 2010
(amounts in thousands)	2010	2009	Dollar Amount	% Amount
Interest expense and finance fees	$(411)	$(537)	$126	23%
Interest income	92	85	7	8%
Foreign currency losses	(72)	(89)	17	19%
Legal settlement gain	—	656	(656)	(100)%
Loss on dispositions of assets	(164)	(107)	(57)	(53)%
Other	202	368	(166)	(45)%
Total other (expense)/income	$(353)	$376	$(729)	(194)%

Interest Expense and Finance Fees

Interest expense and finance fees decreased approximately $126,000 to approximately $411,000 for the year ended December 31, 2010 compared to approximately $537,000 in the prior year primarily due to the elimination of interest on withholding tax, capitalizing of certain interest expense to the casino development project in the year ended December 31, 2010 and a favorable settlement on accrued interest expense related to withholding tax.

Interest Income

Interest income increased approximately $7,000 to approximately $92,000 for the year ended December 31, 2010 compared to approximately $85,000 in the prior year as a result of a higher weighted average balance of cash and cash equivalents held.

Foreign Currency Transactions

Foreign currency losses decreased approximately $17,000 to $72,000 for the year ended December 31, 2010 compared to losses of approximately $89,000 for the prior year primarily due to smaller exchange rates fluctuation between United States Dollar and Philippine Peso relating to the United States Dollar denominated payables from our Philippines operations, whose functional currency is the Philippine Peso.

Legal Settlement Gains

We recorded a settlement gain of approximately $656,000 from the Purton litigation during the year ended December 31, 2009.  On June 17, 2009, we entered into a deed of release with William Purton and other plaintiffs over which he had control for the settlement of all legal claims, disputes and proceedings between the parties. No such gain occurred in 2010.

Loss on Dispositions of Assets

Loss on disposition of assets increased approximately $57,000 to approximately $164,000 for the year ended December 31, 2010 compared to a loss of approximately $107,000 in the prior year primarily due to write-downs of leasehold improvements with regard to office relocations.

Other

Other income decreased approximately $166,000 to approximately $202,000 for the year ended December 31, 2010 compared to approximately $368,000 in the prior year due to a one-time benefit resulting from the write-off of an unclaimed debtor’s credit balance from the year ended December 31, 2009.

Income Tax Provision

Effective tax rates for the years ended December 31, 2010 and 2009 were approximately 11.3% and (1.9)%, respectively. We recorded a one-time tax benefit of approximately $775,000 in relation to the release of deferred tax liabilities due to impairment of assets and discharge of potential tax exposures following the deregistration of a foreign subsidiary. We obtained a tax incentive arrangement for our Cambodia operations in September 2010.  The tax arrangement was effective for the period January 1, 2010 through December 31, 2010.  Under this tax arrangement, we are required to pay only a fixed obligation tax to the Cambodian government instead of paying income tax based on the profits of our Cambodia operations. We will endeavor to obtain a similar tax arrangement for our Cambodia operations with the Cambodian government in 2011 subject to an annual review and negotiations.

			Increase/(Decrease)
			from 2009 to 2010
			Dollar	%
	2010	2009	Amount	Amount
Income tax benefit/(expense)	$665	$(486)	$1,151	237%

Discontinued Operations

Net income from discontinued operations was approximately $1.5 million for the year ended December 31, 2009 primarily related to the sale of our portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, and certain inventories of such products to Shuffle Master in April 2009. All historical revenues and expenses from these assets sold to Shuffle Master were reclassified as discontinued operations.

FINANCIAL CONDITION

Liquidity and Capital Resources

On April 21, 2008, we entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International Limited (“Elixir International”), a company which used to be a wholly-owned subsidiary of EGT Entertainment Holding, our principal shareholder. Upon entering into the Agreement, we immediately issued the first note pursuant to the terms of the Facility Agreement in the then principal amount of $15.0 million (the “Initial Advance”).  The Initial Advance extinguished a then trade payable of an equivalent amount to Elixir International with respect to EGMs previously acquired.

As a result of the disposal of Elixir International by EGT Entertainment Holding, Elixir International assigned and novated all its rights and obligations under the Facility Agreement and the related promissory note (as amended) to EGT Entertainment Holding in April 2010.

Subsequent to its origination, the Facility Agreement has been amended three times, most recently on May 25, 2010 on which date we entered into Amendment No.3 to the Facility Agreement with EGT Entertainment Holding (the “Third Amendment”), pursuant to which we issued another new note (the “Third Amended Note) to replace previous terms.  Under the payment schedule of the Third Amended Note, the outstanding principal balance of $9.2 million and the interest accrued thereon were restructured in the following manner: (a)  the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of $458,000 to be paid by us in a lump sum payment on July 1, 2010; (b) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, we will pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (c)  we will repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, we paid total interest of $649,000 to EGT Entertainment Holding during the year ended December 31, 2010.

As of December 31, 2010, we had total cash and cash equivalents of approximately $10.2 million and a working capital balance of approximately $9.0 million. Our cash and working capital during the year ended December 31, 2010 was positively impacted by the cash received from our operations at NagaWorld and by the repayment deferral of principal on the Trade Credit Facility. Working capital during the year ended December 31, 2010 was negatively impacted by the final payment of $1.76 million for the purchase of land in Cambodia for the development of the Takeo Project, the purchase of EGMs for our expansion at NagaWorld under the December 30, 2009 and May 25, 2010 contracts and the payment of $649,000 interest expense pursuant to the Third Amendment as discussed above.

In 2011, as part of our growth strategy for our gaming operations, we intend to incur initial planning and construction costs related to our casino and gaming development plans.  In addition, we expect to purchase EGMs to supplement existing inventory and source future targeted deployment plans.  Our casino and gaming development plans for 2011 include the Kampot Project, for which we expect the initial phase, which includes the construction, purchase of gaming equipment and initial working capital needs, will require expenditure of approximately $1 million capital costs.  This does not include the cost of EGMs as they will be sourced from our existing inventory.  We are also currently in discussions on several significant new gaming projects.

While there is no guarantee we will successfully conclude these negotiations, given our constrained capital resources at present, we intend to slow development of the Takeo Project in order to divert our available capital to these potential new projects, which we believe will offer greater short- and medium-term return potential. As a result, we presently do not have a timeline for the development of the Takeo Project and do not expect to commit significant capital to the project in 2011.

We presently expect that our capital expenditures in 2011 for our existing plans as of the date of this report, which include the development of our Kampot Project, the purchase of EGMs and general maintenance for our current operations will be approximately $2 million to $4 million. Given our current and projected future cash flow generation capability from our operations at NagaWorld, our ability to source previously-owned EGMs at attractive prices relative to new EGMs and our strong relationships with gaming equipment manufacturers, we anticipate funding the above-mentioned capital expenditures for 2011 from cash on hand and expected net cash flow from operations.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our capital expenditures for our Kampot Project and the purchase of EGMs for 2011, based on:

•	our strict cost control efforts;

•	strong cash flow from NagaWorld operations given approximately 670 EGM seats in operation and average WUD of approximately $200 from this venue; and

•

our assumption that we will be successful in our endeavors to improve the revenue base by focusing our placement of EGMs in strong performing venues and plans to provide value-added services, such as promotion and marketing advisory services, to certain venues with a goal to improving net win per machine.

As noted above, however, we are currently pursuing additional casino and gaming projects. While there is no guarantee we will successfully conclude these negotiations, if we were to secure these projects we would require additional capital expenditure in 2011 beyond the $2 million to $4 million currently contemplated.   At this time, we are unable to predict the amount of additional capital that could be required in 2011 from these potential projects.  Where possible, we intend to fund our casino and gaming projects from our cash flow from operations and cash on hand.  Further, we will seek to structure the development of these projects in phases to better control and pace the related expenditure of capital.  However, should we commit to large projects or to the concurrent development of multiple casino and gaming projects, we may endeavor to obtain any required additional capital from various financing sources including commercial debt financing and the sale of our debt or equity securities.

Cash Flow Summaries

(amounts in thousands)	2010	2009	Increase/(Decrease) from 2009 to 2010
Cash provided by/ (used in):
Operations	$11,449	$(6,955)	$18,404
Investing	(5,287)	(761)	(4,526)
Financing	(171)	(3,184)	3,013
Effect of exchange rate changes on cash	36	585	(549)
Net change	$6,027	$(10,315)	$16,342

Operations

Cash provided by operations was approximately $11.4 million for the year period ended December 31, 2010 compared with cash used in operations of approximately $7.0 million in the prior year. The increase in cash provided by operations was primarily due to a significant improvement in gross profit before depreciation and amortization as a result of the increase in EGM participation revenue as well as improvement in net working capital primarily due to the recoupment of commitment fees and a reduction in operating expenses.

Investing

Cash used in investing activities was approximately $5.3 million for the year ended December 31, 2010 compared to cash used in investing activities of approximately $761,000 in the prior year.   The increase in cash used in investing activities was a result of the purchase of land for the Takeo Project, EGMs for our expansion at NagaWorld under the contracts dated December 30, 2009 and May 25, 2010 and general EGM upgrades.

Financing

Cash used in financing activities was approximately $171,000 for the year ended December 31, 2010 compared with cash used in financing activities of approximately $3.2 million in the prior year.  The decrease was a result of the deferral of the repayment of principal on the Trade Credit Facility until July 2011.

Financial Condition

(amounts in thousands)	2010	2009	Increase/(Decrease) from 2009 to 2010
Total assets	$44,059	$48,457	$(4,398)
Total liabilities	(13,737)	(15,049)	1,312
Total stockholders’ equity	$30,322	$33,408	$(3,086)

Changes from December 31, 2009 to December 31, 2010 were primarily due to the following:

•

Cash increased approximately $6 million primarily due to significant improvement in operating income before depreciation and amortization and the recoupment of commitment fees, net of one-time contract amendment fee to NagaWorld.

•	Inventory increased due to purchases of additional spare parts inventory for EGM participation business and raw materials for gaming chips and plaques business.

•	EGMs and gaming systems decreased primarily due to restatement of assets to fair value and reallocation of excess value as a result of the Quasi-Reorganization.

•	Property and equipment decreased for the same reason stated above.

•	Casino Contracts was newly recognized as part of the Quasi-Reorganization.

•	Additional paid-in capital decreased to offset against accumulated deficit as a result of the Quasi-Reorganization.

Contractual Cash Obligations and Off Balance Sheet Arrangements

Our contractual cash obligations under debt agreements, capital leases and operating leases including interest payments for the next five years as of December 31, 2010 are as follows:

		Payments Due by Period
(amounts in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Debt agreements	$9,202	$2,991	$6,211	$—	$—
Capital leases	471	164	307	—	—
Operating leases	1,919	600	1,294	25	—
Interest expense	95	49	46	—	—
Total	$11,687	$3,804	$7,858	$25	$—

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

Quasi-Reorganization

We effected an elective accounting quasi-reorganization as of December 31, 2010, which eliminated our accumulated deficit in retained earning against additional paid-in-capital. The consolidated balance sheet as of December 31, 2010 gives effect to adjustments to fair value of assets and liabilities that are necessary when adopting “fresh-start” reporting. As a result, the consolidated balance sheet as of December 31, 2010 are presented on a different basis of accounting and, therefore, are not comparable to prior periods.

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

Electronic Gaming Machines (EGM) and Systems

As a result of the Quasi-Reorganization, the carrying values of EGMs and systems were adjusted to a new cost basis and the accumulated depreciation was also removed to adjust the new basis as of December 31, 2010.  We depreciate new EGMs and systems over a five-year useful life and depreciate refurbished EGMs over a three-year useful life once placed in service.  Trends in market demand and technological obsolescence may require us to review and evaluate the recoverability of our investment, as well as the estimated useful lives used to depreciate these assets.

Property and Equipment

As a result of the Quasi-Reorganization, the carrying values of property and equipment were adjusted to a new cost basis and the accumulated depreciation was also removed to adjust the new basis as of December 31, 2010.  We are required to estimate salvage values and useful lives for our property and equipment.  Trends in market demand and technological obsolescence may require us to record impairment charges in accordance with the provisions of ASC 360.

Revenue Recognition

We recognize revenue when all of the following have been satisfied:

•                  persuasive evidence of an arrangement exists;

•                  the price to the customer is fixed and determinable;

•                  delivery has occurred and any acceptance terms have been fulfilled;

•                  no significant contractual obligations remain; and

•                  collection is reasonably assured.

EGM Participation Revenues

We earn recurring revenue by providing customers with EGMs and casino management systems which track game performance and provide statistics on installed EGMs owned by us and leased to venue owners.  Revenues are recognized on the contractual terms of the participation agreements between ourselves and the venue owners and are based on our share of net winnings.

Commitment fees paid to the venue operator where the agreement stipulates that the fees will be recovered from the daily net win sharing are capitalized as assets. As required by ASC 605-50, Customer Payments and Incentives, the cash consideration received for the portion of net winnings relating to the commitment fees is amortized as a reduction of revenue if the expected benefit from commitment fees cannot be separately identified or reasonably estimated. We had prepaid commitment fees of $NIL and approximately $4.8 million as of December 31, 2010 and December 31, 2009, respectively.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are also capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts.  We had commitment fees related to contract amendment fees of approximately $558,000 and $688,000 as of December 31, 2010 and December 31, 2009, respectively.

Gaming and Non-Gaming Product Revenues

We recognize revenue from the sale of our products to end users upon shipments against customer contracts or purchase orders.

We recognize revenue from our sales to independent distributors upon shipments to the distributors against distributor contracts or purchase orders for our products.  We recognize revenue on consignment inventory when ownership of the product and title passes to the distributor which occurs upon the distributor’s use of the product in its service organization or on sale to an end user.

Intangible Assets, including Goodwill

As a result of the Quasi-Reorganization, the carrying values of intangible assets were adjusted to a new cost basis and the accumulated amortization was also removed to adjust the new basis as of December 31, 2010. Based on the impairment analysis at December 31, 2010, goodwill of approximately $84,000 was written off. Intangible assets consist of patents, customer relationships, trademarks and goodwill. They are amortized, except for goodwill, on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 5 to 13 years. The straight-line amortization method is utilized because we believe there is not a more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

We apply ASC 350, Intangibles- Goodwill and Other and ASC 360, Property, Plant and Equipment.  Under ASC 350, goodwill, prior to its write off, was no longer amortized but was subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, customer relationships and trademarks will continue to be amortized over their useful lives.

Stock-Based Compensation

We apply ASC 718, Compensation-Stock Compensation, to account for stock-based compensation. Under the fair value recognition provisions of ASC 718, we recognize stock-based compensation expense for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation costs of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, we remeasure compensation costs each period until the service condition is complete and recognize compensation costs on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding.  Stock-based compensation expense totaled approximately $887,000 and $876,000 for the years ended December 31, 2010 and 2009 in the accompanying consolidated statements of operations.

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

At the date of the Quasi-Reorganization, defered taxes were reported in conformity with applicable income tax accounting standards described above, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities. In accordance with the Quasi-Reorganization requirements tax benefits realized in periods after the Quasi-Reorganization that were not recognized at the date of the Quasi-Reorganization will be recorded directly to equity.

Recently Issued Accounting Standards

In January 2010, the FASB issued guidance that requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. The clarifications and the requirement to separately disclose transfers of instruments between level 1 and level 2 of the fair value hierarchy was effective for interim reporting periods in 2010; however, the requirement to provide purchases, sales, issuances and settlements in the level 3 roll forward on a gross basis becomes effective in 2011. Since this new guidance only amends the disclosures requirements, it did not impact our consolidated balance sheet, statement of operations or statement of cash flows.

In October 2009, the FASB amended the accounting and disclosure requirements for revenue recognition.  These amendments, effective in 2011, modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The implementation of this guidance is not expected to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.                    Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Entertainment Gaming Asia Inc.:

We have audited the accompanying consolidated balance sheet of Entertainment Gaming Asia Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Gaming Asia Inc. and subsidiaries as of December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on December 28, 2010, the Company’s Board of Directors approved a quasi-reorganization. As a result, the Company adopted fresh-start reporting pursuant to ASC 852-20 as of December 31, 2010. The consolidated financial statements of the Company after the quasi-reorganization are presented on a different basis than those of the Company prior to the quasi-reorganization and, therefore, are not comparable in all respects.

/s/ERNST & YOUNG
Hong Kong SAR
March 30, 2011

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	Quasi- Reorganization
	December 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$10,217	$4,190
Accounts receivable, net	2,854	2,670
Amounts due from a related party	—	12
Other receivables	101	195
Inventories	1,064	621
Assets held for sale	422	930
Prepaid commitment fees	—	4,838
Deferred tax assets	—	90
Prepaid expenses and other current assets	1,051	770
Total current assets	15,709	14,316

Accounts receivable, net of current portion	—	106
Electronic gaming machines and systems, net	12,360	26,507
Casino contracts	12,790	—
Property and equipment, net	1,941	3,322
Goodwill	—	84
Intangible assets, net	140	3,026
Contract amendment fees	558	688
Prepaids, deposits and other assets	561	408
Total assets	$44,059	$48,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,062	$1,125
Amounts due to a related party	14	46
Accrued expenses	2,225	2,325
Notes payable to a related party, current portion	2,991	3,128
Capital lease obligations, current portion	164	187
Customer deposits and other current liabilities	251	78
Total current liabilities	6,707	6,889

Notes payable to a related party, net of current portion	6,211	6,265
Capital lease obligations, net of current portion	307	414
Other liabilities	441	604
Deferred tax liability	71	877
Total liabilities	13,737	15,049

Stockholders’ equity:
Common stock, $.001 par value, 300,000,000 shares authorized; 116,189,394 and 114,956,667 shares issued and outstanding	116	115
Additional paid-in-capital	29,638	414,864
Accumulated other comprehensive income/(loss)	568	(645)
Accumulated deficit	—	(380,926)
Total stockholders’ equity	30,322	33,408
Total liabilities and stockholders’ equity	$44,059	$48,457

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(amounts in thousands, except per share data)	2010	2009
Revenues:
Electronic gaming machine participation	$14,312	$6,998
Table game products	1,293	4,516
Non-gaming products	6,600	4,109
Total Revenues	22,205	15,623

Operating costs and expenses:
Cost of gaming machine participation
Machine depreciation	8,020	10,054
Other operating costs	759	1,051
Cost of table game products	806	2,551
Cost of non-gaming products	6,110	4,220
Selling, general and administrative	5,880	7,953
Stock-based compensation expense	887	876
Impairment of assets
Gaming assets, property and equipment	1,053	14,262
Goodwill and intangibles	2,407	425
Flood damage losses	—	83
Product development expenses	610	277
Depreciation and amortization	885	1,037
Restructuring charges	310	623
Total operating costs and expenses	27,727	43,412

Loss from operations	(5,522)	(27,789)

Other (expenses)/income:
Interest expense and finance fees	(411)	(537)
Interest income	92	85
Foreign currency losses	(72)	(89)
Loss on dispositions of assets	(164)	(107)
Legal settlement gain	—	656
Other	202	368
Total other (expenses)/income	(353)	376

Loss before income tax and discontinued operations	(5,875)	(27,413)

Income tax benefit/(expense)	665	(486)

Net loss from continuing operations	(5,210)	(27,899)
Net income from discontinued operations, net of tax	—	1,540

Net loss	$(5,210)	$(26,359)
Loss per share:
Loss from continuing operations	$(0.05)	$(0.24)
Income from discontinued operations	$—	$0.01
Basic and diluted loss per share	$(0.05)	$(0.23)

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2010 and 2009

					Accumulated
			Additional		Other
(amounts in thousands except per	Common Stock		Paid-in	Accumulated	Comprehensive
share data)	Shares	Dollars	Capital	Deficit	Income/(Loss)	Total
Balances, January 1, 2009	114,956,667	$115	$413,988	$(354,512)	$(2,108)	$57,483

Comprehensive loss
Net Loss				(26,359)		(26,359)
Other comprehensive income, net of tax
Unrealized actuarial gain					18	18
Foreign currency translation				(55)	1,445	1,390
Other comprehensive income					1,463
Comprehensive loss						(24,951)
Stock-based compensation			876			876

Balances, December 31, 2009	114,956,667	$115	$414,864	$(380,926)	$(645)	$33,408

Balances, January 1, 2010	114,956,667	$115	$414,864	$(380,926)	$(645)	$33,408

Comprehensive loss
Net loss				(5,210)		(5,210)
Other comprehensive income, net of tax
Foreign currency translation					1,213	1,213
Other comprehensive income					1,213
Comprehensive loss						(3,997)
Issuance of restricted stock	922,727	1				1
Exercise of employee options	310,000	—	23			23
Stock-based compensation			887			887
Quasi-Reorganization — elimination of accumulated deficit			(386,136)	386,136		—

Balances after Quasi-Reorganization, December 31, 2010	116,189,394	$116	$29,638	$—	$568	$30,322

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(amounts in thousands)	2010	2009
Cash flows used in operating activities:
Net loss	$(5,210)	$(26,359)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Deferred income tax (benefit)/expense	(715)	487
Foreign currency losses	58	88
Depreciation of gaming machines and systems and property and equipment	8,989	10,932
Impairment of goodwill and intangibles	2,407	425
Flood damage losses	—	83
Impairment of gaming assets, property and equipment	1,053	14,262
Restructuring charges	—	38
Amortization of intangible assets	406	478
Stock-based compensation expense	887	876
Gain on sale of shuffler business	—	(1,962)
Loss on disposition of gaming machines and systems	27	—
Loss on disposition of property, plant and equipment	137	107
Provision for pension/retirement benefits	22	9
Provision for bad debt expense, net of recoveries	—	(251)
Provision for tax receivables	—	594
Changes in operating assets and liabilities:
Accounts receivable and other receivables	165	(393)
Customer deposits and others	160	(1,311)
Inventories	(283)	70
Prepaid expenses and other current assets	(134)	151
Prepaids, deposits and other assets	(152)	480
Contract amendment fee	(497)	(688)
Prepaid commitment fees	4,838	(4,838)
Accounts payable	(177)	123
Amounts due to related parties	(20)	91
Income tax payable	(77)	—
Accrued expenses and other liabilities	(435)	(447)
Net cash provided by/(used in) operating activities	11,449	(6,955)

Cash flows used in investing activities:
Acquisitions of property and equipment	(267)	(205)
Sale of shuffler business	—	2,800
Purchases of gaming machines and systems	(3,119)	(3,450)
Purchases of land and other project costs	(2,054)	—
Sales of gaming machines and systems	105	—
Sales of property and equipment	48	94
Net cash used in investing activities	(5,287)	(761)

Cash flows used in financing activities:
Repayment of short-term debt and leases	(194)	(279)
Repayment of notes payable	—	(2,905)
Issuance of common stock	23	—
Net cash used in financing activities	(171)	(3,184)

Effect of exchange rate changes on cash	36	585
Increase/(decrease) in cash and cash equivalents	6,027	(10,315)
Cash and cash equivalents at beginning of year	4,190	14,505
Cash and cash equivalents at end of year	$10,217	$4,190

Supplemental disclosure of cash flow information:
Interest paid	$649	$336
Income taxes paid	$126	$—

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.           Quasi-Reorganization

In connection with the application of Quasi-Reorganization accounting, the Company applied Accounting Standard Codification (ASC) 805, Business Combinations to restate assets and liabilities at fair value. The Company with the assistance of an independent third-party valuation firm performed the fair value assessment and computed the estimated fair value for each operating entity as of December 31, 2010 under ASC 805 based on the income approach, excess earning methodology. Certain intangible assets were subject to sensitive business factors of which only a portion were within the control of the Company’s management.

In applying Quasi-Reorganization accounting as of December 31, 2010, the Company followed these principles:

•                           The fair value of assets was determined in conformity with the procedures specified by ASC 805, Business Combinations. Casino contracts were recognized as intangible assets and the sum of the fair values of assets and liabilities exceeded net book value at the date of reorganization. In compliance with SEC guidelines, no write-up of net assets should be recorded as a result of the Quasi-Reorganization; therefore, the excess of fair value over existing net book value was reallocated as a pro rata reduction to the non-current assets.

•                           The Company’s accumulated deficit account of $386.1 million as of December 31, 2010 was eliminated, with a commensurate reduction in additional paid-in capital.

•                           Property, plant and equipment assets and other long-lived assets were adjusted and all accumulated depreciation and amortization was eliminated.

•                           Each liability existing as of the Quasi-Reorganization date, other than deferred taxes, was stated at the present value of the amounts to be paid, determined at appropriate current interest rates.

•                           Deferred taxes were reported in conformity with applicable income tax accounting standards, principally ASC 740, Income Taxes, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities to the extent they were deemed realizable. In accordance with the Quasi-Reorganization requirements, tax benefits realized in periods after the Quasi-Reorganization that were not recognized at the date of the Quasi-Reorganization will be recorded directly to equity, when realized.

The estimates and assumptions used in the valuations are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially.

As of December 31, 2010, the current assets and liabilities are stated at fair value, therefore, no fair value adjustment was needed. With the assistance from an independent third-party valuation firm, the company computed the total fair value for its non-current assets. In accordance with ASC 852-20-S99 SAB Topic 5, a Quasi-Reorganization should not result in a write-up of net assets, therefore the total excess fair value over the original net asset value was allocated as a pro rata reduction to non-current assets.

Below is a summary of non-current assets as of December 31, 2010 and the adjusted fair value for each non-current asset items after reallocation.

	As of 12/31/2010 Original Asset	Quasi-Reorganization Adjustments				Adjusted Carrying Value
(amounts in thousands)	Cost Prior to Quasi-Reorganization	Computed Fair Value	% of Fair Value	Excess Value Reallocation	% of Reallocation	After Quasi- Reorganization
Non Current Assets:
Electronic Gaming machines, and systems	22,216	26,212	44.5%	(13,852)	44.5%	12,360
Casino contracts	—	27,123	46.0%	(14,333)	46.0%	12,790
Property and equipment	4,092	4,116	7.0%	(2,175)	7.0%	1,941
Intangible assets	297	297	0.5%	(157)	0.5%	140
Contract amendment fees	1,184	1,184	2.0%	(626)	2.0%	558
Deposits and other assets	561	561				561

Total assets	28,350	59,493	100%	(31,143)	100%	28,350

In addition to the adjustments above, the net effect of applying Quasi-Reorganization accounting to the Company’s consolidated balance sheet at December 31, 2010 was to adjust the accumulated deficit to a zero balance with a commensurate reduction in our additional paid-in capital, for purposes of establishing a new earned surplus account.

Note 2.   Description of Business and Significant Accounting Policies

The principal business activities of Entertainment Gaming Asia Inc., formerly known as Elixir Gaming Technologies, Inc., and its subsidiaries (the “Company”) are the owning and leasing of electronic gaming machines (EGMs) placed in premier hotels and other venues across certain countries in Asia and the development and distribution of products related to the gaming and automotive industries.  These products include RFID casino chips and plaques and component parts for the automotive industry.

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

Principles of Consolidation

These consolidated financial statements include the accounts of Entertainment Gaming Asia Inc. and all its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As at December 31, 2010, the consolidated balance sheet of the Company reflects Quasi-Reorganization accounting (see Note 1).

Quasi-Reorganization

The Company effected an elective accounting Quasi-Reorganization as of December 31, 2010, which eliminated its accumulated deficit in retained earning against additional paid-in-capital. The consolidated balance sheet as of December 31, 2010 gives effect to adjustments to fair value of assets and liabilities that are necessary when adopting “fresh-start” reporting. As a result, the consolidated balance sheet as of December 31, 2010 are presented on a different basis of accounting and, therefore, are not comparable to the prior period.

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

Cash and Cash Equivalents

All highly liquid instruments with original maturities of three months or less are considered cash equivalents.  The Company places its cash and temporary investments with financial institutions.  As of December 31, 2010, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $10 million.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at face value less any allowances for doubtful accounts.  Allowances for doubtful accounts are maintained at levels determined by Company management to adequately provide for uncollectible amounts.  In determining the estimated uncollected amounts, the Company evaluates a combination of factors, including, but not limited to, activity in the related markets, financial condition of customers, specific customer collection experience and history of write-offs and collections.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360, Property, Plant and Equipment.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition.  If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.  For the year ended December 31, 2010, the Company recorded an impairment charge of approximately $665,000 related to its Australia operation’s property and equipment and a write-off of gaming assets of approximately $388,000 mainly related to the closure of a non-performing venue during the year and write-down of certain machines held for sale. The Company recorded an impairment charge of approximately $14.3 million during the year ended December 31, 2009 related to the write-off of non-performing EGMs and systems and Philippine operation gaming assets.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid value-added taxes in foreign countries, sales tax in dispute and deposits related to gaming machine orders.  The Company has restricted deposits in the amount of $100,000 at December 31, 2010 and 2009, in the form of a certificate of deposit as security on a lease.  The restriction will be removed in February 2012 upon termination of the lease.  Restricted cash has been recorded in deposits and other assets in the accompanying consolidated balance sheets.

Electronic Gaming Machines (EGM) and Systems

As a result of the Quasi-Reorganization, the asset carrying values of EGM and systems were adjusted to a new cost basis and the accumulated depreciation was also removed to adjust the basis as of December 31, 2010.  The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems purchased used over a three-year useful life once placed in service.  Depreciation of EGMs and systems of approximately $8.0 million and $10.1 million were included in cost of EGM participation in the consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively.

Property and Equipment

As a result of the Quasi-Reorganization, the asset carrying values of property and equipment were adjusted to a new cost basis and the accumulated depreciation was also removed to adjust the basis as of December 31, 2010. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to five years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period so long as renewal is reasonably assured. Depreciation of property and equipment of approximately $490,000 and $258,000 were included in cost of operations (table gaming products or non-gaming products) in the consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively.

Goodwill and Intangible Assets

As a result of the Quasi-Reorganization, the carrying values of intangible assets were adjusted to a new cost basis and the accumulated amortization was also removed to adjust the basis as of December 31, 2010. Based on the impairment analysis at December 31, 2010, goodwill of approximately $84,000 was written off.  Intangible assets consist of patents, customer relationships, trademarks and goodwill. They are amortized, except goodwill, on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which ranges from 5 to 13 years. The straight-line amortization method is utilized because the Company believes there is not a more reliably determinable method of reflecting the pattern for which the economic benefits of the intangible assets are consumed or otherwise used.  Amortization expenses were approximately $406,000 and $478,000 for the years ended December 31, 2010 and 2009, respectively.

The Company measures and tests goodwill and intangible assets for impairment in accordance with ASC 350, Intangible — Goodwill and Other, and ASC 360, Property, Plant and Equipment, at least annually on December 31 or more often if there are indicators of impairment. Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows, and determinations of fair values.  While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values.  Impairment charges relating to goodwill and intangible assets totaled approximately $2.4 million and $425,000 for the years ended December 31, 2010 and 2009, respectively.

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

ASC 450, Contingencies, requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred and that the amount can be reasonably estimated.  Significant management judgments are required related to contingent liabilities and the outcome of litigation because both are difficult to predict.  For a contingency where an unfavorable outcome is reasonably possible and which is significant, the Company discloses the nature of the contingency and, where feasible, an estimate of the possible loss.

Revenue Recognition

The Company recognizes revenue when all of the following have been satisfied:

•                  persuasive evidence of an arrangement exists;

•                  the price to the customer is fixed and determinable;

•                  delivery has occurred and any acceptance terms have been fulfilled;

•                  no significant contractual obligations remain; and

•                  collection is reasonably assured.

EGM Participation Revenue

The Company earns recurring revenue by providing customers with EGMs and casino management systems which track game performance and provide statistics on installed EGMs owned by the Company and leased to venue owners. Revenues are recognized on the contractual terms of the participation agreements between the Company and the venue owners and are based on the Company’s share of net winnings.

Commitment fees paid to the venue operator where the agreement stipulates that the fees will be recovered from the daily net win sharing are capitalized as assets. As required by ASC 605-50, Customer Payments and Incentives, the cash consideration received for the portion of net winnings relating to the commitment fees is amortized as a reduction of revenue if the expected benefit from commitment fees cannot be separately identified or reasonably estimated. The Company had prepaid commitment fees of $NIL and approximately $4.8 million as of December 31, 2010 and 2009, respectively.

Commitment fees paid to the venue operators relating to contract amendments which are not otherwise recoverable are also capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had contract amendment fees of approximately $558,000 and $688,000 as of December 31, 2010 and 2009, respectively.

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

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expense for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.   Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 13 for additional information relating to stock-based compensation assumptions.

Stock-based compensation expense totaled approximately $887,000 and $876,000 for the years ended December 31, 2010 and 2009, respectively.

Product Development Expenses

Product development expenses are charged to expense as incurred.  Employee related costs associated with product development are included in product development costs. Product development expenses were approximately $610,000 and $277,000 for the years ended December 31, 2010 and 2009, respectively.

Income Taxes

The Company is subject to income taxes in the United States (including federal and state) and several foreign jurisdictions in which it operates.  Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  ASC 740, Income Taxes, requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent the Company believes a portion will not be realized.  The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors.

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

At the date of the Quasi-Reorganization, deferred taxes were reported in conformity with applicable income tax accounting standards described above, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities. In accordance with the Quasi-Reorganization requirements, tax benefits realized in periods after the Quasi-Reorganization that were not recognized at the date of the Quasi-Reorganization will be recorded directly to equity.

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

At December 31, 2010 and 2009, cash and cash equivalents included $NIL and $556,000 respectively, which were reported at fair value.  The fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Recently Issued Accounting Standards

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” (ASC Topic 805, “Business Combinations”). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company elected not to adopt early application. The Company does not expect that the adoption of the update will have a significant impact on the consolidated financial position, results of operations, or cash flows.

In July 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-20, “Disclosures About the Credit Quality of Financing receivables and the Allowance for Credit Losses,” (ASC Topic 310, “Receivables”). The amendments in the update require more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of the nature of an entity’s credit risk associated with its financing receivables and the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The amendments in the update are effective for the first interim or annual reporting period ending on or after December 15, 2010. Because ASU No. 2010-20 applies primarily to financial statement disclosures, it did not have a material impact on the consolidated financial position, results of operations and cash flows.

In April 2010, the FASB issued ASU 2010-16, “Accruals for Casino Jackpot Liabilities,” (ASC Topic 924, “Entertainment—Casinos”). The amendments in this update clarify that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Instead, jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This update applies to both base and progressive jackpots. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company adopted this statement and there was no impact on the consolidated financial position, results of operations or cash flows.

Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these consolidated financial statements.

Note 3.   Segments

The Company currently conducts business in three operating segments: (i) electronic gaming machine (EGM) participation operations; (ii) table game product operations, which consist of gaming chips and plaques; and (iii) non-gaming product operations, which consist primarily of the design, manufacture and distribution of automotive components. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.  The following table presents the financial information for each of the Company’s operating segments.

	Years Ended December 31,
(amounts in thousands)	2010	2009
Revenues:
EGM participation operations	$14,312	$6,998
Table game product operations	1,293	4,516
Non-gaming product operations	6,600	4,109
Total revenues	$22,205	$15,623

Operating income/(loss):
EGM participation operations	$5,145	$(18,453)
Table game product operations	(1,718)	1,541
Non-gaming product operations	(293)	(111)
Corporate and other operating costs and expenses	(8,656)	(10,766)
Total operating loss	$(5,522)	$(27,789)

	Quasi- Reorganization
	December 31,
	2010	2009
Identifiable assets:
EGM participation operations	$29,764	$34,881
Table game product operations	164	4,515
Non-gaming product operations	5,185	5,269
Corporate	8,946	3,792
Total identifiable assets	$44,059	$48,457

	Quasi- Reorganization
	December 31,
	2010	2009
Goodwill:
EGM participation operations	$—	$—
Table game product operations	—	84
Non-gaming product operations	—	—
Corporate	—	—
Total goodwill	$—	$84

	Years Ended December 31,
	2010	2009
Capital expenditures:
EGM participation operations(2)	$5,173	$3,450
Table game product operations	151	62
Non-gaming product operations	75	7
Corporate	41	136
Total capital expenditures	$5,440	$3,655

Depreciation and amortization:
EGM participation operations	$8,020	$10,054
Table game product operations	523	728
Non-gaming product operations	373	130
Corporate	479	436
Total depreciation and amortization(1)	$9,395	$11,348

Interest expenses and finance fees:
EGM participation operations	$351	$473
Table game product operations	—	—
Non-gaming product operations	58	63
Corporate	2	1
Total interest expenses and finance fees	$411	$537

Income taxes benefit/(expense):
EGM participation operations	$(140)	$(131)
Table game product operations	397	(355)
Non-gaming product operations	367	—
Corporate	41	—
Total income tax benefit/(expense)	$665	$(486)

(1)          Includes approximately $8.5 million and $10.3 million for the years ended December 31, 2010 and 2009, respectively, which were reported in the respective cost of operations in the consolidated statements of operations (see Note 2).

(2)         Includes costs related to new casino development projects of approximately $2.1 million.

Geographic segment revenues for the years ended December 31, 2010 and 2009 are as follows:

	Years Ended December 31,
(amounts in thousands)	2010	2009
Cambodia	$11,069	$3,912
Macau	242	3,654
Philippines	3,525	3,086
Other Asian Countries	766	282
Australia	5,850	4,404
Europe	582	140
Other	171	145
	$22,205	$15,623

During the year ended December 31, 2010, one customer represented 75% of total EGM participation revenue; one customer represented 26% of total table game products sales; and one customer represented 26% of total non-gaming product sales.

During the year ended December 31, 2009, one customer represented 45% of total EGM participation revenue; one customer represented 66% of total table game product sales; and one customer represented 30% of total non-gaming product sales.

Long-lived assets, goodwill and intangible assets identified by geographic segments consisted of the following:

	Quasi- Reorganization
	Years Ended December 31,
(amounts in thousands)	2010	2009
Cambodia	$16,206	$11,150
Philippines	9,672	15,851
Other Asian Countries	175	640
Australia	702	2,188
United States	476	3,110
	$27,231	$32,939

Note 4.           Inventories

Inventories as of December 31, 2010 and 2009 consisted of the following:

	Quasi- Reorganization
	December 31,
(amounts in thousands)	2010	2009
Spare parts	$105	$63
Raw materials	680	306
Finished goods	279	252
	$1,064	$621

Note 5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2010 and 2009 consisted of the following:

	Quasi- Reorganization
	December 31,
(amounts in thousands)	2010	2009
Prepaid taxes	$239	$374
Prepayments to suppliers	783	355
Deposits on EGM orders	29	31
Other	—	10
	$1,051	$770

Note 6.           Receivables

Accounts and other receivables as of December 31, 2010 and 2009 consisted of the following:

	Quasi- Reorganization
	December 31,
(amounts in thousands)	2010	2009
Trade accounts	$2,854	$2,784
Other	101	195
	2,955	2,979
Less: allowance for doubtful accounts	—	(8)
Net	$2,955	$2,971
Current portion	$2,955	$2,865
Non-current portion	$—	$106

Note 7.           Electronic Gaming Machines

As a result of the Quasi-Reorganization, the asset carrying values were adjusted to a new cost basis and the accumulated depreciation of electronic gaming machines and systems were also removed to adjust the basis as of December 31, 2010 (Please see Note 1 for more details).

The major categories of EGMs and accumulated depreciation are presented below:

	Useful	Quasi- Reorganization
	Life	December 31,
(amounts in thousands)	(years)	2010	2009
EGMs	3-5	$11,379	$39,730
Systems	5	981	3,520
		12,360	43,250
Less: accumulated depreciation		—	(16,743)
		$12,360	$26,507

Depreciation expenses for the years ended December 31, 2010 and 2009 were approximately $8.0 million and $10.1 million, respectively, which were recorded in cost of EGM participation in the consolidated statements of operations.

During the year ended December 31, 2010, the Company had write-offs of gaming assets of approximately $388,000 primarily related to the closure of a non-performing venue. During the year ended December 31, 2009, the Company recorded an impairment charge of approximately $13.7 million relating to non-performing machines and the Philippines operations gaming assets. The Company also had write-offs of gaming assets of approximately $600,000 relating to the closure of certain non-performing venues during the year.

Note 8.           Property and Equipment

As a result of the Quasi-Reorganization, the asset carrying values were adjusted to a new cost basis and the accumulated depreciation of property and equipment were also removed to adjust the basis as of December 31, 2010 (Please see Note 1 for more detail).

Property and equipment as of December 31, 2010 and 2009 consisted of the following:

	Useful	Quasi- Reorganization
	Life	December 31,
(amounts in thousands)	(years)	2010	2009
Equipment and vehicles, furniture and fixtures	3 - 5	$1,412	$6,349
Land and other project costs	3 - 5	412	—
Leasehold improvements	5	117	814
		1,941	7,163
Less: accumulated depreciation		—	(3,841)
		$1,941	$3,322

During the year ended December 31, 2010, the Company recorded an impairment charge of approximately $665,000 mainly related to its Dolphin operations in Australia.

Note 9.           Intangible Assets, including Goodwill and Casino Contracts

As a result of the Quasi-Reorganization, the accumulated amortization was removed to adjust the basis in the Company’s assets to a new cost basis and Casino contracts were newly recognized as intangible assets to reflect the value of existing contracts in the Philippines and Cambodia operations. Additionally, as a result of the Quasi-Reorganization, accumulated amortization was removed to establish a new cost basis for the Company’s intangible assets.

In accordance with ASC 350, Intangibles—Goodwill and Other, and ASC 360, Property, Plant, and Equipment, the Company reviews goodwill and intangibles for impairment on an annual basis at December 31 or more frequently if events or circumstances indicate that the carrying values may not be recoverable.

During the year ended December 31, 2010, the Company determined to write down intangible assets associated with Australia’s operation were impaired as the carrying value of the assets was higher than the expected value of the projected future cash flows. As a result the Company recorded an impairment charge of approximately $2.4 million in relation to write-downs of goodwill and intangible assets.

During the year ended December 31, 2009, the Company closed the China manufacturing facility and decided to exit the chip washer business after evaluating the market opportunities for this product. Due to lack of future demand, the Company determined the carrying value of related patents may not be recoverable. The Company recorded an impairment charge of $425,000, which relates to the write-down of an intangible asset associated with the chip washer patents.

The Company’s definite-life intangible assets are subject to amortization as follows:

	Useful	Quasi- Reorganization
	Life	December 31,
(amounts in thousands)	(years)	2010	2009
Definite-life intangible assets:
Patents	10	$114	$2,577
Less: Impairment provision		—	(902)

Customer relationships	10-13	—	1,684
Less: accumulated amortization		—	(698)

Trademarks	10-13	26	505
Less: accumulated amortization		—	(140)

Casino contracts	5-6	12,790	—
Totals		$12,930	$3,026

Amortization expense for definite-life intangible assets was approximately $406,000 and $478,000 for the years ended December 31, 2010 and 2009, respectively.  Annual estimated amortization expense for each of the five succeeding years and thereafter is as follows:

(amounts in thousands)
2011	$2,444
2012	2,444
2013	2,444
2014	2,444
2015	2,444
Thereafter	710
Total	$12,930

Note 10.         Prepaids, Deposits and Other Assets

Deposits and other assets as of December 31, 2010 and 2009 consisted of the following:

	Quasi- Reorganization
	December 31,
(amounts in thousands)	2010	2009
Office and equipment rental deposits	$48	$74
Sales tax in dispute (Note 19)	—	84
Restricted cash	118	113
Prepaid taxes	394	136
Other	1	1
Totals	$561	$408

Note 11.         Accrued Expenses

Accrued expenses as of December 31, 2010 and 2009 consisted of the following:

	Quasi- Reorganization
	December 31,
(amounts in thousands)	2010	2009
Payroll and related costs	$1,000	$599
Interest	61	128
Legal, accounting and tax	180	146
Deposits from customers	—	28
Accrued tax expenses	608	747
Deferred rent	54	46
Other	322	631
Totals	$2,225	$2,325

Note 12.         Debt and Capital Lease Obligations

Debt and capital lease obligations as of December 31, 2010 and 2009 consisted of the following:

	Quasi- Reorganization
	December 31,
(amounts in thousands)	2010	2009
Note payable to a related party at interest of 5%	$9,202	$9,393
Capital lease obligations to an Australian bank at various interest rates and collateralized by equipment	471	599
Capital lease obligations for furniture, tooling and equipment	—	2
Total	$9,673	$9,994
Less: current portion	$(3,155)	$(3,315)
Non-current portion	$6,518	$6,679

On November 6, 2008, in accordance with the amended Trade Credit Facility Agreement (the “Facility Agreement”), Elixir International Limited (“Elixir International”), a wholly-owned subsidiary of EGT Entertainment Holding Limited (“EGT Entertainment Holding”) (formerly known as Elixir Group Limited), which is the principal shareholder of the Company, exchanged its promissory note issued under the Facility Agreement in the original principal amount advance of $15.0 million for a new promissory note issued by the Company for the then outstanding principal amount of approximately $12.1 million.  The outstanding principal and the interest accrued (revised from 8% to 5%) thereon were to be repaid in 24 equal monthly installments reset from January 1, 2009.

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

On April 20, 2010, the Company entered into a Deed of Assignment and Novation and Consent (the “Deed of Assignment”) with Elixir International and EGT Entertainment Holding. Pursuant to the Deed of Assignment, the Company agreed to the assignment and transfer by Elixir International of all its rights and obligations under the Facility Agreement and the related promissory note to EGT Entertainment Holding, our principal shareholder, with immediate effect. The said assignment and transfer was made in relation to the disposal of Elixir International by EGT Entertainment Holding and does not have any impact on the note terms or the repayment obligations of the Company save and except that when the repayment schedule resumes, the monthly repayment of principal and interest under the note will be made to or at the direction of EGT Entertainment Holding instead of Elixir International. (See Note 15)

On May 25, 2010, the Company entered into a third amendment (the “Third Amendment”) to the Facility Agreement with EGT Entertainment Holding, pursuant to which the payment schedule for the Outstanding Principal Balance and the interest accrued thereon were further restructured in the following manner: (i) the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of approximately $458,000 was to be paid by the Company in a lump sum payment on July 1, 2010; (ii)  on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company will pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (iii)   the Company will repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid a total of $458,000 on July 1, 2010 to EGT Entertainment Holding.

Note 13.         Stock-Based Compensation

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

The 2008 Plan allows for incentive awards to eligible recipients consisting of:

•	Options to purchase shares of common stock that qualify as incentive stock options within the meaning of the Internal Revenue Code;

•	Non-statutory stock options that do not qualify as incentive options;

•	Restricted stock awards; and

•	Performance stock awards which are subject to future achievement of performance criteria or free of any performance or vesting.

The maximum number of shares reserved for issuance under the 2008 Plan was originally 5,000,000, and in July 2010 the Company’s shareholders approved an increase in the number of shares reserved for issuance to 10,000,000.  The exercise price shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, in which case the exercise price shall then be 110% of the fair market value.

During the year ended December 31, 2010, stock options for the purchase of 2,850,000 shares of common stock were granted with a weighted average exercise price of $0.27 and weighted average fair value of $0.24 (2009: $0.11) per share and will vest from six-month and one day periods to three-year periods.   During the year ended December 31, 2010, 472,727 restricted stock awards with a fair value of $0.27 per share were issued.  The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of change in assessment of probability.

During the year ended December 31, 2010, the Company granted 450,000 performance stock awards with a fair value of $0.27 per share. In addition, during the year ended December 31, 2010, the Company issued 310,000 shares of common stock in connection with the exercise of outstanding stock options.

Prior to January 1, 2009, the Company had two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Previous Stock Option Plans”), through which 15,000,000 shares and 300,000 shares were authorized, respectively.  Both Previous Stock Option Plans expired on December 31, 2008, however options granted under the Previous Stock Option Plans that were outstanding as of the date of termination remain outstanding and subject to termination according to their terms.

The total fair value of shares vested during the year ended December 31, 2010 and 2009 were $576,000 and $1.3 million respectively.

A summary of all current and expired plans  as of December 31, 2010 and 2009, and changes during the year then ended, are presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2008	15,246,267	$2.28	—	$481
Granted	500,000	$0.13	—	$60
Exercised	—	$—	—	$—
Forfeited or expired	(5,009,202)	$3.02	—	$—
Outstanding as of December 31, 2009	10,737,065	$1.84	4.32	$502
Exercisable as of December 31, 2009	8,198,710	$1.73	4.09	$399

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2009	10,737,065	$1.84	4.32	$502
Granted	2,850,000	$0.27	—	$248
Exercised	(310,000)	$0.08	—	$68
Forfeited or expired	(1,769,298)	$2.58	—	$—
Outstanding as of December 31, 2010	11,507,767	$1.39	4.37	$1,089
Exercisable as of December 31, 2010	9,599,433	$1.61	3.43	$875

Restricted Stock

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2009	—	$—	—
Granted	922,727	$0.27	—
Vested	(922,727)	$0.27	—
Unvested balance as of December 31, 2010	—	$—	—

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the years ended December 31, 2010 and 2009:

	2010		2009
Range of values:	Low	High	Low	High
Expected volatility	129.51%	174.73%	303.32%	303.32%
Expected dividends	—	—	—	—
Expected term (in years)	1.88	9.88	3.73	3.73
Risk free rate	0.58%	3.14%	2.75%	2.75%

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

Warrants

A summary of the status of the Company’s warrants outstanding at December 31, 2010 and 2009 and changes during the years then ended are presented in the following table.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2008	13,125,000	$1.86	2.12	$—
Cancelled	—	$—	—	$—
Exercisable as of December 31, 2009	13,125,000	$1.86	1.12	$—

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2009	13,125,000	$1.86	1.12	$—
Expired	(10,000,000)	$1.80	—	—
Exercisable as of December 31, 2010	3,125,000	$2.06	0.48	—

Outstanding and exercisable warrants have no aggregate intrinsic value as of December 31, 2010 and 2009 due to the fair market value of the Company’s stock as of these dates.

There were no warrants granted or exercised during the year ended December 31, 2010.

The table set forth above includes warrants to purchase 10,000,000 common shares held by EGT Entertainment Holding, all of which expired on December 31, 2010.

Note 14.         Accounting for Impairment of Long-Lived Assets

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

For the year ended December 31, 2010, the Company recorded an impairment charge of approximately $665,000 in relation to Australia operation’s property and equipment. The Company also had a write-off of gaming assets of approximately $388,000 mainly related to the closure of a non-performing venue during the year and write-down of certain machines held for sale to zero values.

For the year ended December 31, 2009, the Company recorded an impairment charge of approximately $13.7 million for non-performing EGMs and the Philippine operations’ gaming assets. A substantial portion of the impairment represents the write-down of the carrying value to fair value of certain non-performing EGMs in inventory for our current target markets or customers’ preferences. The Company identified approximately 500 EGMs as being non-performing based on an in-depth review of machine usability and future deployment plans. These non-performing EGMs are reflected under current assets as assets held for sale with a total fair value of $930,000. The impairment also included the write-down of the Company’s Philippine operations’ gaming assets based on the current carrying value of the EGMs in operation exceeding the expected cash flows generated from the Philippines operations.

The following table reflects the components of the impairment of assets included in the consolidated statement of operations:

	Years ended December 31,
(amounts in millions)	2010	2009
Non-performing EGMs	$—	$8.9
Philippine operations	—	4.8
Australia operations	0.7	—
	0.7	13.7
Write-off of other gaming assets	0.4	0.6
Total impairment charges	$1.1	$14.3

Note 15.         Related Party Transactions

On April 21, 2008, the Company entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International, which was a wholly-owned subsidiary of EGT Entertainment Holding at that time.  Pursuant to the Facility Agreement, Elixir International provided trade credits to the Company for its purchase of EGMs from Elixir International in exchange for the Company’s issuance of unsecured notes to Elixir International bearing interest at a fixed rate of eight percent (8.0%) per annum.  Title of any EGMs offered in exchange for the notes passed to the Company upon issuance of the notes.

Upon entering into the Facility Agreement, the Company immediately issued the first note pursuant to the terms of the Facility Agreement in the principal amount of $15.0 million (the “Initial Advance”),  thereby extinguishing the payable of an equivalent amount due to Elixir International in respect to EGMs previously acquired.  The Company was obligated to repay the principal, plus any accrued interest thereon, of the Initial Advance in 24 equal monthly installments.  The Initial Advance was subject to demand by Elixir International for immediate payment only if there was either an event of default or a change of control as defined in the Facility Agreement.

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

After the return of $13.9 million of EGMs to Elixir International in 2008, the Company had a receivable balance of $500,000 and a note payable of $12.1 million as of December 31, 2008.  In addition, at December 31, 2008, the Company had deposits on orders with Elixir International totaling $348,000 for EGMs, which were subsequently delivered in early 2009.

On July 24, 2009, the Company entered into an agreement (“the Second Amendment”) with Elixir International pursuant to which the parties amended the terms of the Trade Credit Facility Agreement between them dated April 21, 2008 as amended by an Amendment to Trade Credit Facility Agreement and Related Note dated November 6, 2008. Pursuant to the Second Amendment, Elixir International agreed to restructure the payment schedule in respect of the outstanding principal balance of approximately $9.2 million under the Facility Agreement. Under the revised payment schedule, the Company is not required to make any repayments of principal or interest under the Facility Agreement until July 1, 2010 provided that interest at the rate of 5% will continue to accrue on the outstanding principal balance. The repayment of the outstanding principal balance and interest accrued thereon is to be repaid in 18 equal monthly installments commencing on July 1, 2010, (See Note 12).

On April 20, 2010, in relation to the disposal of Elixir International by our principal shareholder, EGT Entertainment Holding, Elixir International assigned and transferred all its rights and obligations under the Facility Agreement and the note to EGT Entertainment Holding. The said assignment and transfer does not have any impact on the note terms or the repayment obligations of the Company save and except that when the repayment schedule resumes, the monthly repayment of principal and interest under the note will be made to or at the direction of EGT Entertainment Holding instead of Elixir International.

On May 25, 2010, the Company entered into a third amendment (the “Third Amendment”) to the Facility Agreement with EGT Entertainment Holding, pursuant to which the payment schedule for the Outstanding Principal Balance and the interest accrued thereon were further restructured in the following manner: (i)   the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of approximately $458,000 was to be paid by the Company in a lump sum payment on July 1, 2010; (ii) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company will pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (iii)  the Company will repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid a total of $458,000 on July 1, 2010 to EGT Entertainment Holding.

Effective January 1, 2010, the Company began sub-leasing office space from Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of our principal shareholder, EGT Entertainment Holding.

Significant revenues, purchases and expenses arising from transactions with related parties for the years ended December 31, 2010 and 2009 are as follows:

	Years ended December 31,
(amounts in thousands)	2010	2009
EGT Entertainment Holding
Interest payments	$458	$501
Commission fees	$—	$27

Melco Crown Gaming (Macau) Ltd
Deposit received on sales orders	$(120)	$—
Purchase of fixed assets	$61	$—
Sales orders from Melco	$—	$241

Melco Crown (COD) Development Ltd
Sales orders from Melco	$—	$3,000

Melco Services Limited
Technical services	$33	$44
Office rental	$139	$—
Purchases of fixed asset	$—	$24
Expenses paid on behalf of the Company (net)	$(36)	$(40)

As a result of the re-election of the board members at the annual shareholders meeting on October 30, 2009, the board of directors was reduced to five from nine members and only one independent director who served on the board since prior to September 2007 remains present on the board.  The board of directors established a committee of the board, known as the conflicts committee which reviews and approves all material related party transactions. (Please see Part III Item 13. Certain Relationships and Related Transactions and Director Independence of this filing for more details.)

At December 31, 2010, the notes payable to EGT Entertainment Holding, respectively, (see Note 12) relating to purchases of EGMs, casino management systems and other peripherals had outstanding principal amounts and additional accrued interest totaling approximately $9.2 million and approximately $458,000, respectively.

Note 16.         Income Taxes

The components of the provision for income taxes are as follows:

	Years ended December 31,
(amounts in thousands)	2010	2009
Federal	$—	$—
State	—	—
Foreign
Current	(50)	(175)
Deferred	715	(311)
Total tax benefit/(expense)	$665	$(486)

The reconciliation of the statutory federal income tax rate and the Company’s effective tax rate is as follows:

	Years Ended December 31,
(amounts in thousands)	2010		2009
Federal benefit at statutory rates	$1,998	34.0%	$8,797	34.0%
Difference in jurisdictional tax rates	1,812	30.8%	(386)	(1.5)%
Expense not deductible for tax	(756)	(12.9)%	(803)	(3.1)%
Deferred taxes	(3,808)	(64.8)%	—	—
Adjustment of provision to tax return	(729)	(12.4)%	217	0.8%
Prepaid distribution agreement warrant expense	—	—	(32)	(0.1)%
Change in valuation allowances	1,446	24.6%	(7,718)	(29.8)%
FIN 48 reserve	737	12.5%	(562)	(2.2)%
Other	(35)	(0.5)%	1	0.0%
Total tax (expense)/benefit	$665	11.3%	$(486)	(1.9)%

For the year ended December 31, 2010, the Company recorded a tax benefit of approximately $665,000, which included a one-time benefit to the adjustment of deferred tax liabilities due to the impairment of assets and discharge of potential tax exposures following the deregistration of a foreign subsidiary.

Consolidated (losses)/income before taxes for domestic and international operations are as follows:

	Years Ended December 31,
(amounts in thousands)	2010	2009
Domestic	$(7,732)	$(17,852)
International	1,857	(9,561)
Total	$(5,875)	$(27,413)

The primary tax affected components of the Company’s deferred tax assets/(liabilities) are as follows:

	Quasi- Reorganization
	December 31,
(amounts in thousands)	2010	2009
Deferred tax assets:
Prepaid commission agreement	$639	$1,297
Net operating losses	59,049	57,340
Stock options	3,145	2,844
Depreciation and impairment	2,467	5,285
Other	572	644
Valuation allowances	(65,911)	(67,125)
Deferred tax liabilities:
Goodwill	(7)	(405)
Other	(25)	(667)
Net deferred tax liabilities	$(71)	$(787)

Domestic operating loss carryforwards were approximately $165.0 million and $180.6 million for the years ended December 31, 2010 and 2009, respectively, which are subject to limitations under Section 382 of the Internal Revenue Code.  These domestic operating losses begin to expire in 2011.  During 2007, the Company wrote-off $41.6 million of domestic operating losses that it determined would expire as a result of limitations under Section 382 of the Internal Revenue Code.  Operating loss carryforwards of foreign subsidiaries were approximately $6.9 million in both years ended December, 31, 2010 and 2009.

As of December 31, 2010 and 2009, there were valuation allowances of $65.9 million and $67.1 million, respectively, provided on the domestic and foreign operating loss carry forwards and other deferred tax assets because management believes these assets did not meet the “more likely than not” criteria for recognition under ASC 740.

Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $4.9 million as of December 31, 2010. Those earnings are considered to be permanently reinvested; accordingly, no provision for withholding taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subjected to withholding taxes payable to the foreign country. Withholding taxes of approximately $686,000 would be payable upon remittance of all previously unremitted earnings as of December 31, 2010.

As of the Quasi-Reorganization date, the Company recorded a net deferred tax asset of $65.9 million with a full valuation allowance. Subsequent recognition of the tax benefit of these deferred tax assets that existed as of the Quasi-Reorganization will be recorded directly in equity with no impact on the Consolidated Statement of Operations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(amounts in thousands)
Balance at January 1, 2009	$1,979
Increases in tax positions from current year	1,379
Balance at December 31, 2009	$3,358
Increases in tax positions from current year	165
Decreases in tax positions from current year	(866)
Balance at December 31, 2010	$2,657

The amount of uncertain tax benefits as of December 31, 2010 that would affect the effective income tax rate if recognized is $317,000. It is possible that the amount of unrecognized tax benefits will change in the next twelve months. However, an estimate of the range of the possible changes cannot be made at this time.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in the statements of operations. During the year ended December 31, 2010, the Company recorded interest and penalties of $4,000. At December 31, 2010, the Company has interest and penalties of $111,000 accrued in the balance sheet.

The Company files income tax returns in the United States and in various states and foreign jurisdictions. The Company is subject to federal, state and local, or foreign income tax examinations by tax authorities in jurisdictions which it operates. The Company is not presently under examination by any major tax jurisdiction. The Company’s 2004 to 2010 U.S. income tax returns remain subject to examination by the IRS, and the Company’s 2007 to 2010 Australian income tax returns remain subject to examination by the Australian Taxation Office. The Company’s 2007 to 2010 Cambodian income tax returns remain subject to examination by the General Department of Taxation. The Company’s 2007 to 2010 Philippines income tax returns also remain subject to examination by the Philippines Bureau of Internal Revenue.

Note 17.         Restructuring Charges

In accordance with ASC 420, Exit and Disposal Cost Obligations, the Company incurred restructuring charges of approximately $310,000 and $623,000 for the years ended December 31, 2010 and 2009, respectively.  The restructuring charges during the year ended December 31, 2010 were for severance wages and benefits related to the termination of employees. The restructuring charges during the year ended December 31, 2009 were for the write-down of the remaining China plant equipment and the severance wages and benefits related to the termination of employees.  The amount represents contractual and other agreements with employees including a former executive, which only includes charges for termination benefits measured at estimated fair value at the termination date and does not include charges for services yet to be rendered.

Note 18.             Discontinued Operations

On March 16, 2009, the Company entered into a Purchase and Settlement Agreement with Shuffle Master, Inc. (the “Purchase and Settlement Agreement”) pursuant to which it sold to Shuffle Master its portfolio of automated card verification machines and electronic card shuffling systems, all related intellectual property, including but not limited to, the trademarks of Random Plus™, ShufflePro™ and Deck Checker™, and certain inventory of such products. The total consideration paid by Shuffle Master under the Purchase and Settlement Agreement was a base amount of $2.4 million with an additional $400,000 related to the purchase of inventories.  In April 2009, the Company delivered the inventory items and concluded the transaction, and this resulted in a gain on the asset disposals of approximately $2 million.

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

The selected financial information for the discontinued operations in the 2009 Consolidated Statements of Operations is as follows:

December 31,
(amounts in thousands)	2009
Loss from operations	$(422)
Gain on disposal	1,962
Income tax benefit/(expense)	—
Income from discontinued operations, net of tax	$1,540

The estimated effective tax for discontinued operations is zero. Therefore, there is no income tax expense associated with the gain on disposal and loss from operations.

Note 19.             Commitments and Contingencies

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

Future minimum lease payment commitments, net of sublease proceeds and including scheduled escalation provisions as of December 31, 2010, under the leases are as follows:

		Operating Leases
(amounts in thousands)	Capital Leases	Total Payments	Sublease Proceeds	Net Payments
2011	$164	$945	$(345)	$600
2012	307	689	(15)	674
2013	—	620	—	620
2014	—	25	—	25
Thereafter	—	—	—	—

Rent expenses on all operating leases were approximately $734,000 and $841,300 for the years ended December 31, 2010 and 2009, respectively.

Legal Matters

The Company is or used to be a party to certain legal matters as discussed below.

Shuffle Master Litigation

On October 5, 2004, Shuffle Master filed a patent infringement action in the United States District Court, District of Nevada (Case No. CV-S-04-1373-JCM-LRL) claiming that the use, importation and offering for sale of the PokerOne shuffler infringed Shuffle Master’s United States Patent, No. 6,655,684. The Company responded by denying Shuffle Master’s claim of patent infringement.  On February 1, 2008, the District Court granted the Company’s motion for summary judgment on all patent infringement claims.  On February 15, 2008, the Company delivered a demand to Shuffle Master for $3.0 million in damages for the wrongful injunction it obtained in 2004.  The Company also filed a motion in District Court to recover its attorneys’ fees in the litigation.  While Shuffle Master initially filed an appeal, this was subsequently withdrawn.

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

Purton Litigation

On October 5, 2007, William Purton filed an action against the Company in the Supreme Court of Victoria at Melbourne, Australia claiming he was owed monies under the July 2006 share sale agreement by which the Company acquired Dolphin.  In addition, Mr. Purton claimed he was owed money for an independent contractor agreement that he claims he was offered.  The Company subsequently filed a counterclaim.  After considering external legal counsel’s advice on an amicable settlement of this litigation, on June 17, 2009, the Company entered into a deed of release with William Purton and the other plaintiffs over which he had control (collectively, the “Purton Parties”), for the settlement of all legal claims, disputes and proceedings between the parties. Pursuant to the terms of the release, on a without admission basis, the Company paid to the Purton Parties a lump sum of $550,000. The remaining reserve for the Purton litigation of $656,000 was reversed from accrued expenses and reported as other income in the consolidated statements of operations. With the notification of discontinuance of litigation filed with the Supreme Court of Victoria at Melbourne, Australia on June 24, 2009, this litigation matter has been settled.

Sales Tax Audit

In February 2004, the State of Nevada initiated a sales/use tax audit of our equipment lessors. In June 2010, the State of Nevada determined there had been a double tax payment of the sales/use tax and a refund of $56,000 was issued to the Company by the Nevada State Tax Department in September 2010 and sale tax audit was thereby fully settled and closed.

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

The Company believes that the Plaintiffs’ claims against the Company and its present and former officers and directors are covered by the Company’s directors and officers’ insurance policies, which provide the covered parties with up to $15 million of potential insurance coverage, subject to a retention amount payable by the Company in the amount of $150,000.

Note 20.                 Loss Per Share

A reconciliation of basic and diluted loss per share for the years ended December 31, 2010 and 2009 is as follows:

	Years Ended December 31,
(amounts in thousands, except per share data)	2010	2009
Net loss from continuing operations	(5,210)	(27,899)
Net profit from discontinued operations, net of tax	—	1,540
Net loss	$(5,210)	$(26,359)

Weighted average common shares outstanding	115,702,146	114,956,667

Loss per share:
Loss from continuing operations	$(0.05)	$(0.24)
Income from discounted operations	$—	$0.01
Basic and diluted loss per share	$(0.05)	$(0.23)

Dilutive stock options and warrants of 5,291,781 and 4,026,667 for the years ended December 31, 2010 and 2009, respectively, have not been included in the computation of diluted loss per share as their effect would be anti-dilutive.

Note 21.                 Other Comprehensive Income/(Loss)

The accumulated balances in respect of other comprehensive income/(loss) are as follows:

(amounts in thousands)	Unrealized Actuarial Income/(Loss)	Foreign Currency Translation	Accumulated Other Comprehensive Income/(Loss)
Balances, January 1, 2009	$(9)	$(2,099)	$(2,108)
Other comprehensive income	18	1,445	1,463
Balances, December 31, 2009	9	(654)	(645)
Other comprehensive income	—	1,213	1,213
Balances, December 31, 2010	$9	$559	$568

Note 22.                 Subsequent Events

On March 4, 2011, the Company entered into a shareholders agreement with a local partner (the “Shareholders Agreement”) with respect to participation in a joint venture company with the tentative name of “Dreamworld Leisure (Kampot) Limited” (the “JVC”) for the development, ownership and operation of a casino located in Kampot province of Cambodia, near the Vietnam border (the “Kampot Project”).

The local partner is the owner of a parcel of land (the “Kampot Land”) measuring approximately 108,000 square feet (10,000 square meters) located in a prominent area of southern Cambodia in the Kampot province near the Vietnam border and the Kampot Project will be constructed thereon.  It will include a casino, which will be operated under the ‘Dreamworld’ brand (“Dreamworld Casino (Kampot)”), with table games such as baccarat, roulette and dice games as well as EGMs. The Kampot Project will be owned by the JVC, a private company incorporated in Cambodia for the sole purpose of holding and operating Dreamwold Casino (Kampot). The respective shareholdings of the JVC by us and the local partner are 67% and 33% respectively.

Pursuant to the terms of the Shareholders Agreement, the JVC will apply for its own gaming license for the operation of Dreamwold Casino (Kampot) in Kampot province of Cambodia (the “Casino License”) and the local partner will lease to the JVC the Kampot Land for an annual fee of $1.00 throughout the term of the Kampot Project (the “Lease Agreement”).  Subject to certain conditions precedent, namely, the entering into of the Lease Agreement between the local partner and the JVC, the delivery of the vacant possession of the Kampot Land by the local partner to the JVC, and the obtaining of the Casino License and the necessary construction permit and approvals by the JVC (all such conditions precedent shall be fulfilled or waived by us within three months from the date of the Shareholders Agreement or such further period as may be agreed by us in writing), the Company shall provide funding for all development, construction and pre-opening costs of the Kampot Project; provide all necessary EGMs and gaming tables to Dreamworld Casino (Kampot) and pay the local partner a lump sum of $260,000 as consideration for his contributions.  Regardless of the aforesaid percentages of the shareholding interests, it is agreed that all dividends declared by the JVC will be distributed to the Company and the local partner on a 60:40 basis, respectively.  Subject to any early termination of the Kampot Project pursuant to the terms of the Shareholders Agreement, the Kampot Project is for an initial term of 25 years commencing from the date of the Shareholders Agreement and is subject to renewal by the parties in mutual consent.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).                                  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation and for the reasons stated in section (c) below, our management, including our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Securities Exchange Act of 1934.  Management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, and our overall control environment. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only managements report in this annual report.

Item 9B.                                                  Other Information

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their ages, titles and biographies as of March 15, 2011 are set forth below:

Name	Age	Position
Clarence (Yuk Man) Chung	48	Chairman of the Board of Directors, President and Chief Executive Officer
Andy (Kin Ming) Tsui	41	Chief Accounting Officer
Vincent L. DiVito	51	Director
John W. Crawford, J.P.	68	Director
Samuel (Yuen Wai) Tsang	56	Director
Anthony (Kanhee) Tyen, Ph.D.	54	Director

Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full time employee although our chief executive officer, Mr. Clarence Chung, also serves as an executive director of Melco International Development Limited, the parent corporation of our principal shareholder, EGT Entertainment Holding Limited. There is no family relationship between any of our executive officers or directors.

Clarence (Yuk Man) Chung:  Mr. Chung joined our board in October 2007 and has served as our chairman of the board and chief executive officer since August 2008. Mr. Chung is currently also an executive director of Melco International Development Limited, a company listed on the Hong Kong Stock Exchange and a director of Melco Crown Entertainment Limited, a company listed on the Nasdaq Global Market. Mr. Chung joined Melco in December 2003 and Melco Crown in November 2006. Before joining the Melco group, he held positions as chief financial officer and merger and acquisition specialist in various multi-national companies and in the investment banking industry. Mr. Chung holds a master degree in business administration from the Kellogg School of Management at Northwestern University and is a member of the Hong Kong Institute of Certified Public Accountants and the Institute of Chartered Accountants in England and Wales.

Mr. Chung has extensive knowledge of the gaming industry in the markets in which the Company operates from his senior management experience with Melco International Development Limited. As a result of these and other professional experiences, the Company has concluded that Mr. Chung is qualified to serve as a director.

Andy (Kin Ming) Tsui:  Mr. Tsui joined our company as vice president of finance in July 2008 and was promoted to chief accounting officer in April 2009. Prior to joining our company, Mr. Tsui had been the regional finance controller-Asia for Minteq International Inc., a wholly-owned subsidiary of Minerals Technologies Inc. (NYSE: MTX) based in Shanghai since June 2005.  From March 2003 to May 2005, he served as manager of financial analysis at the corporate office of Minteq International Inc. in New York. Mr. Tsui holds a Master of Business Administration degree from Baruch College, City University of New York and is a certified public accountant in the United States.

Vincent L. DiVito:  Mr. DiVito joined our board in October 2005 and chairs our audit committee. Since April 2010, Mr. DiVito has served as a financial and management consultant From January 2008 to April 2010, Mr. DiVito served as president of Lonza America, Inc., a global life sciences chemical business headquartered in Allendale, New Jersey, and also served as chief financial officer and treasurer of Lonza America, Inc. from September 2000 to April 2010.  Lonza America, Inc. is part of Lonza Group, whose stock is traded on the Swiss Stock Exchange. From 1990 to September 2000, Mr. DiVito was employed by Algroup Wheaton, a global pharmaceutical and cosmetics packaging company, first as its director of business development and later as its vice president and chief financial officer. Mr. DiVito is a certified public accountant and certified management accountant. Mr. DiVito has served on the board of directors of Riviera Holdings Corporation, a publicly held company, from July 2002 until the consummation of a change in control of the corporation in March 2011.

Mr. DiVito has extensive knowledge of accounting and corporate governance issues from his experience serving on various corporate board of directors and has extensive operational knowledge as a result of his experience as an operational executive at a major corporation and is invaluable to our board’s discussions of financial and operational issues. As a result of these and other professional experiences, the Company has concluded that Mr. DiVito is qualified to serve as a director.

John W. Crawford, J.P.:  Mr. Crawford joined our board in November 2007 and chairs our nominating committee and conflicts committee.  Mr. Crawford has been the chairman of International Quality Education Limited since February 2002. Prior to that, Mr. Crawford was a founding partner of the Hong Kong office of Ernst & Young where, as chairman of the Audit Division, he acted as engagement or review partner for many public companies and banks before he retired from practice in 1997. Mr. Crawford is a member of the Hong Kong Institute of Certified Public Accountants, a member and honorary president of the Macau Society of Certified Practising Accountants, and a member of the Canadian Institute of Chartered Accountants. Mr. Crawford also serves on the boards of directors and is chairman of the audit committees of e-Kong Group Limited and Titan Petrochemicals Group Limited, both of which are listed on the Hong Kong Stock Exchange. He is also on the board of directors and chairman of the audit committee of Regal Portfolio Management Limited, which manages the Regal Real Estate Investment Trust, the units of which are listed on the Hong Kong Stock Exchange.

Mr. Crawford has extensive knowledge of accounting issues from his experience as a managing audit partner at a major international accounting firm and has extensive operational knowledge as a result of his consulting experience, and is invaluable to our board’s discussions of financial and operational issues. As a result of these and other professional experiences, the Company has concluded that Mr. Crawford is qualified to serve as a director.

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

Mr. Tseng has extensive knowledge of corporate law, corporate governance and the gaming industry, including the regulation of the gaming industry, in the markets in which the Company operates from his senior legal management experience with Melco International Development Limited, and is invaluable to our board’s discussions of legal, governance and regulatory issues. As a result of these and other professional experiences, the Company has concluded that Mr. Tseng is qualified to serve as a director.

Anthony (Kanhee) Tyen, Ph.D.: Dr. Tyen joined our board in September 2008 and chairs our compensation committee. Since 1985, Dr. Tyen has been in the proprietorship of his own accountancy and consulting practice, Anthony Tyen & Co. Dr. Tyen is a certified public accountant in Hong Kong and has over 30 years of experience in auditing, accounting, management and company secretarial practice. He holds a doctoral degree in philosophy and a master degree in business administration, both from the Chinese University of Hong Kong. He is an associate member of the Hong Kong Institute of Certified Public Accountants, and a fellow member of both the Association of Chartered Certified Accountants and the Institute of Chartered Secretaries and Administrators. Dr. Tyen has served as an independent non-executive director and a member of audit committee to the board of Melco since June 2010.

Mr. Tyen has extensive knowledge of accounting issues and the business operations in the markets in which the Company operates from his experience as an owner of an accounting firm in Hong Kong and is invaluable to our board’s discussions of accounting and operational issues. As a result of these and other professional experiences, the Company has concluded that Mr. Tyen is qualified to serve as a director.

Additional Information About our Board and its Committees

We continue to monitor the rules and regulations of the SEC and the NYSE Amex to ensure that a majority of our board remains composed of “independent” directors. All of our director nominees except Mr. Chung and Mr. Tsang are considered by our board of directors to be “independent” as defined in Section 803A(2) of the NYSE Amex Company Guide.

Our board met four times in 2010. During the year ended December 31, 2010, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and at least 75% of all of the meetings held by committees of the board on which they serve. The board of directors has formed an audit committee, a nominating committee, a conflicts committee, and a compensation committee, all of which operate under written charters.  Our board of directors does not have a policy regarding board member attendance at meetings of our stockholders.

Audit Committee

During the year ended December 31, 2010, our audit committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen.  Mr. DiVito currently serves as the audit committee chair.

Our audit committee generally meets at least once a quarter and, in 2010, our audit committee held five meetings. Our audit committee has the responsibility of selecting the firm that will serve as our independent public accountants, approving and reviewing the scope and results of the audit and any non-audit services provided by the independent public accountants and meeting with our financial staff to review internal controls, procedures and policies.

We have identified Mr. DiVito as the audit committee financial expert. Mr. DiVito was previously the president and chief financial officer of Lonza America, Inc., a global life sciences chemical company and he is also a certified public accountant and a certified management accountant. All members of our audit committee are independent, as independence for audit committee members is defined in Section 803A(2) of the NYSE Amex Company Guide. In addition, Mr. Crawford and Dr. Anthony Tyen each meet the definition of “financially sophisticated” as defined in Section 803B(2) of the NYSE Amex Company Guide.

Nominating Committee

During the year ended December 31, 2010, our nominating committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen.  Our nominating committee held one meeting in 2010.  Mr. Crawford serves as the nominating committee chair.

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

Compensation Committee

During the year ended December 31, 2010, our compensation committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. Dr. Tyen serves as the compensation committee chair.

Our compensation committee held four meetings in 2010. Our compensation committee has the responsibility of setting executive compensation guidelines, administering our stock incentive plans, and approving compensation of our executive officers and members of the board of directors.  In determining the compensation to be paid to our executive officers, our compensation committee took into consideration the recommendations of an independent compensation consulting firm retained directly by the compensation committee.

Conflicts Committee

With regard to transactions between us and our principal stockholder, EGT Entertainment Holding, our board of directors has established a committee of the board, known as the conflicts committee, made up exclusively of members of our board who satisfy the independence requirements of Section 803(A)(2) of the NYSE Amex Company Guide and meet the criteria for independence as set forth in Rule 10A-3(b)(1) under the Exchange Act, and who are not then, and during the two years prior to their appointment or election have not been, an officer, director, employee of or consultant or advisor to EGT Entertainment Holding or any affiliate of EGT Entertainment Holding.

The conflicts committee operates under a charter that has been approved by our board of directors. While the original conflicts committee charter empowered the conflicts committee to veto any agreement or transaction between us and EGT Entertainment Holding or any of its affiliates involving an aggregate amount in excess of $200,000, in November 2008, following the recommendation by all members of the conflicts committee, the board approved a revision of the charter requiring the conflicts committee to review and approve all material agreements or transactions, if any, between us and EGT Entertainment Holding or its affiliates. The Company filed with the SEC a current report on Form 8-K regarding such revision on April 27, 2009 and the revised charter took effect on May 5, 2009. In August 2010, the board further approved a revision of the charter changing the authorized number of committee members from three to a number no less than two and the Company filed with the SEC a current report on Form 8-K regarding such change on August 4, 2010 and the revised charter took effect on August 11, 2010.

From January 1, 2010 to August 2, 2010, our conflicts committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. However, following his appointment as an independent non-executive director of Melco in June 2010, Dr. Tyen voluntarily resigned from the conflicts committee in August 2010 although he still satisfied and met the independence requirements of Section 803(A)(2) of the NYSE Amex Company Guide and the criteria for independence as set forth in Rule 10A-3(b)(1) under the Exchange Act. Since August 2010, our conflicts committee has been comprised of Mr. Vincent DiVito and Mr. John Crawford. Mr. Crawford serves as the conflicts committee chair.

Director Compensation

Non-Employee Director Compensation.  Non-employee members of our board of directors received an initial grant of 100,000 options and, effective as of January 2009, an annual grant of 50,000 options. All annual grant options will vest in full six months and one day following the date of grant. The exercise price of such options is the market price of our common stock on the date of grant. Our directors are reimbursed for their out-of-pocket expenses related to their services as directors or meeting attendances. Commencing January 2009, members of our board of directors that are not employees receive a quarterly fee of $12,000. The chairman of our audit committee receives an additional $6,000 per quarter.

As determined by our compensation committee in December  2009, effective January 1, 2010, the annual grant of options to our directors shall be made after the trading hours of the first trading day of every calendar year with the use of the mean between the high and low sales prices of the shares of our common stock as reported of the NYSE Amex on the first trading day of that year as the relevant option strike price save and except if our Company has any material non-public information pending immediate disclosure at the relevant time, then the annual grant shall be postponed to the second trading day after the date of public disclosure of the relevant information.

Since Mr. Samuel Tsang also serves as an employee of Melco International Development Limited and, in accordance with Melco’s policy, he has unconditionally waived his entitlements to the aforesaid quarterly fees.

Employee Director Compensation.  Directors who are employees of the Company also receive the annual grant of options but no other compensation for services provided in that capacity, save and except for reimbursement for out-of-pocket expenses in connection with attendances at meetings of our board and its committees.

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

Code of Ethics

We have adopted a code of ethics for all our employees, including our chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions, which is available on our website, under the link entitled “Code of Ethics”.

Item 11.                 Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our chief executive officer for the years ended December 31, 2010 and 2009 and our other two then highest paid executive officers earning in excess of $100,000 for services rendered in all capacities the years ended December 31, 2010 and 2009.  Mr. Chung has served as our chief executive officer since October 1, 2008.  Mr. Pisano served as our executive vice president from September 2007 to March 31, 2009.  Mr. Tsui has served as our chief accounting officer since April 2009.

(amounts in thousands) Name and Principal Position(a)	Year (b)	Salary (c)		Bonus (d)		Stock Awards (e)		Option Awards (f)	All Other Compensation (g)	Total (h)
Clarence Chung, CEO	2010	$—	(1)	$100	(2)	$249	(3)	$140	$—	$389
	2009	$—	(1)	$—		$—		$6	$—	$6
Joe Pisano, Executive	2010	$—		$—		$—		$—	$—	$—
VP (former)	2009	$73		$—		$—		$6	$330	$409
Andy Tsui, CAO	2010	$170		$30	(2)	$—		$35	$—	$235
	2009	$180		$—		$—		$—	$—	$180

The dollar amounts in columns (e) and (f) reflect the values of options as of the grant date for the fiscal years ended December 31, 2010 and 2009, in accordance with ASC 718, Compensation-Stock Compensation,. Assumptions used in the calculation of these amounts are included in Note 13 to our audited financial statements for the fiscal year ended December 31, 2010.

(1)	Mr. Chung has an annualized base salary in cash of $1.

(2)

On March 8, 2011, our compensation committee approved the grant of a special performance bonus, respectively, to Mr. Chung and Mr. Tsui as a reward for their efforts and contributions to the turning around and successful transformation of the Company during the years 2009 and 2010. The special performance bonus granted to Mr. Chung comprises a combination of a total cash bonus of $100,000 and 600,000 performance common shares of the Company, and the special performance bonus granted to Mr. Tsui comprises a combination of a total cash bonus of $30,000 and 175,000 performance common shares of the Company. It is contemplated that all these performance shares will be issued pursuant to the Company’s 2008 Stock Incentive Plan and the Form S-8 registration statement to be filed with the SEC shortly after the filing of this Form 10K report.

(3)

In January, 2010, the compensation committee of the board of directors resolved to grant to Mr. Chung, 472,727 shares of restricted common stock, pursuant to our 2008 Stock Incentive Plan. All 472,727 restricted common shares are subject to vesting and risk of forfeiture based on the ability of the Company to meet certain financial and non-financial performance targets as of and for the fiscal year ending December 31, 2010. On February 1, 2011, our compensation committee reviewed the financial and non-financial performance targets as of and for the fiscal year ended December 31, 2010 and decided that the entire amount of 472,727 restricted shares should be fully vested to Mr. Chung.

On March 12, 2010, based on the resolution of our compensation committee passed on March 1, 2010, our Company granted 450,000 shares of performance common stock, pursuant to our 2008 Stock Incentive Plan, to Mr. Chung as a discretionary reward for his achievement of certain financial and non-financial performance targets for the fiscal year ended December 31, 2009. All 450,000 shares of performance common stock were immediately vested on the date of grant and the related stock-based compensation was recognized on the same date.

Narrative Disclosure to Summary Compensation Table

Mr. Clarence Chung

The options awarded to Mr. Chung, our chief executive officer, during 2010 include 50,000 options to purchase shares of our common stock as set forth in the table, “Outstanding Equity Awards at Fiscal Year-End,” below.  In November 2009, the compensation committee of our board of directors approved the following compensation for Mr. Chung, the terms of which were included in a written employment agreement entered into between us and Mr. Chung on November 10, 2009:

•                  a term of three years commencing from January 1, 2010 to December 31, 2012 and may be renewed  thereafter subject to further agreement between the parties;

•                  an annualized base salary in cash of $1; and

•                  a discretionary performance bonus of such amount and form (whether in cash or in kind) to be determined by the Company’s compensation committee payable upon achievement of certain objectives set by the compensation committee and at such time as may be deemed appropriate by the compensation committee.

On January 22, 2010, the compensation committee of the board of directors resolved to grant to Mr. Chung, on that day, as part of his compensation package under the November 10, 2009 employment agreement: (a) options to purchase 500,000 shares of our common stock at an exercise price of $0.275 per share provided that all these options will only be vested and become exercisable on January 1, 2011; and (b) 472,727 shares of restricted common stock, pursuant to our 2008 Stock Incentive Plan. All 472,727 restricted common shares were subject to vesting and risk of forfeiture based on ability of the Company to meet certain financial and non-financial performance targets as of and for the fiscal year ending December 31, 2010. On February 1, 2011, our compensation committee reviewed the financial and non-financial performance targets as of and for the fiscal year ended December 31, 2010 and decided that the entire amount of 472,727 restricted shares should be fully vested to Mr. Chung.

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

On February 2, 2011, the compensation committee of the board of directors resolved to grant to Mr. Chung, on that day, as part of his compensation package under the November 10, 2009 employment agreement: (a) options to purchase 500,000 shares of our common stock at an exercise price of $0.36 per share provided that all these options will only be vested and become exercisable on January 1, 2012; and (b) 416,666 shares of restricted common stock, pursuant to our 2008 Stock Incentive Plan. All 416,666 restricted common shares are subject to vesting and risk of forfeiture based on ability of the Company to meet certain financial and non-financial performance targets as of and for the fiscal year ending December 31, 2011. The determination of the vesting or forfeiture of the shares shall be made by the compensation committee of our board of directors on or before April 30, 2012.

On March 8, 2011, our compensation committee approved the grant of a special performance bonus to Mr. Chung as a reward for his efforts and contributions to the turning around and successful transformation of the Company during the years 2009 and 2010. The special performance bonus granted to him comprises a combination of a total cash bonus of $100,000 and 600,000 performance common shares of the Company, which will be issued pursuant issued pursuant to the Company’s 2008 Stock Incentive Plan and the Form S-8 registration statement to be filed with the SEC shortly after the filing of this Form 10K report.

Mr. Chung also serves as an executive director of Melco International Development Limited, the parent corporation of our principal shareholder, EGT Entertainment Holding, and receives a salary from Melco for his services rendered to Melco.

Mr. Joe Pisano

The options awarded to Mr. Pisano, our former executive vice president, during 2009 included options to purchase 50,000 shares of our common stock as set forth in the table, “Outstanding Equity Awards at Fiscal Year-End,” below. Mr. Pisano resigned as our executive vice president on March 31, 2009.  Pursuant to a severance agreement dated March 31, 2009, Mr. Pisano agreed that all rights and compensation under his employment agreement with us, other than obligations of confidentiality and the like, would expire. According to the terms of the employment agreement, we were contractually obliged to pay Mr. Pisano a payment in lieu of notice of $300,000. Also, we agreed to waive the vesting requirements and an extension of the termination date to January 1, 2011 with respect to 100,000 options granted to Mr. Pisano on December 12, 2008 and 50,000 options granted to Mr. Pisano on February 12, 2009 (with all other options previously granted to Mr. Pisano to expire on June 1, 2009). As Mr. Pisano failed to exercise the said 50,000 options granted to him before the extended termination date, all such options were lapsed and cancelled on January 1, 2011.

Outstanding Equity Awards at Year-End 2010

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price (e)	Option Expiration Date (mm/dd/yyyy) (f)

Clarence Chung	200,000	(1)	—		—	$2.90	05/17/2012
	30,000	(2)	—		—	$3.62	01/22/2018
	100,000	(3)	—		—	$4.59	11/14/2017
	2,000,000	(4)	—		—	$0.17	12/29/2013
	50,000	(5)	—		—	$0.13	02/12/2019
	50,000	(6)	—		—	$0.29	01/07/2020
	500,000	(7)	—		—	$0.28	01/22/2020

Andy Tsui	133,333	(8)	66,667	(8)	—	$0.08	12/11/2018
	150,000	(9)	—		—	$0.26	03/12/2020

(1)

We granted Mr. Chung 200,000 options as of September 10, 2007. Such options vest and become exercisable as follows: 66,666 options vested on May 17, 2008; 66,666 options vested on May 17, 2009; and the final 66,668 options vested on May 17, 2010.

(2)	We granted Mr. Chung 30,000 options as of January 22, 2008. Such options vested and became exercisable on July 23, 2008.

(3)	We granted Mr. Chung 100,000 options as of February 12, 2008. Such options vested and became exercisable on May 15, 2008.

(4)	We granted Mr. Chung 2,000,000 options as of December 29, 2008. Such options vested and became exercisable on December 29, 2009.

(5)	We granted Mr. Chung 50,000 options as of February 12, 2009. Such options vested and became exercisable on August 13, 2009.

(6)	We granted Mr. Chung 50,000 options as of January 7, 2010. Such options vested and became exercisable on July 8, 2010.

(7)	We granted Mr. Chung 500,000 options as of January 22, 2010. Such options vested and became exercisable on January 1, 2011.

(8)

We granted Mr. Tsui 200,000 options as of December 11, 2008. Such options vest and become exercisable as follows: 66,666 options vested on December 11, 2009; 66,667 options vested on December 11, 2010; and the final 66,667 options will vest on December 11, 2011.

(9)	We granted Mr. Tsui 150,000 options as of March 12, 2010. Such option vest and become exercisable on March 12, 2011.

2010 Director Compensation Table

(amounts in thousands)

Name (a)	Fees Earned (b)	Stock Awards (c)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Vincent DiVito	$72	$—	$12	$—	$—	$—	$84
John Crawford	$48	$—	$12	$—	$—	$—	$60
Anthony Tyen	$48	$—	$12	$—	$—	$—	$60
Samuel Tsang	$—	$—	$12	$—	$—	$—	$12

The dollar amounts in columns (c) and (d) reflect the values of equity awards as of the grant date, in accordance with ASC 718, Compensation-Stock Compensation, and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 13 to our audited financial statements for the fiscal year ended December 31, 2010.

Non-employee members of our board of directors received an initial grant of 100,000 options and, effective as of January 1, 2009, employee or non-employee members of our board receive annual grants of 50,000 options. The exercise price of such options is the market price of our common stock on the date of grant. Our directors are reimbursed for their out-of-pocket expenses related to their services as directors or meeting attendances. Commencing January 1, 2009, members of our board of directors that are not employees receive a quarterly fee of $12,000. The chairman of our audit committee receives an additional $6,000 per quarter.

Since Mr. Samuel Tsang also serves as an employee of Melco International Development Limited and, in accordance with Melco’s policy, he has unconditionally waived all his entitlements to the aforesaid quarterly fees.

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

Indemnification Agreements

We have entered into indemnification agreements with members of our board of directors and certain other employees in which we agreed to hold harmless and indemnify such directors, officers and employees to the fullest extent authorized under Nevada law, and to pay any and all related expenses reasonably incurred by the indemnitee. The relevant members of our board of directors are Mr. Clarence Chung, Mr. Vincent L. DiVito, Mr. John Crawford, Mr. Samuel Tsang and Dr. Anthony Tyen.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the fiscal year ended December 31, 2010.

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in this annual report.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of March 15, 2011, by:

•                          All of our then current directors and executive officers, individually;

•                          All of our then current directors and executive officers, as a group; and

•                          All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 116,606,060 shares of our common stock outstanding as of March 15, 2011, according to the recorded ownership listings as of that date, the beneficial ownership reports filed by 5% beneficial owners with the SEC and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 15, 2011, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Entertainment Gaming Asia Inc., Unit 3705, 37/F., The Centrium, 60 Wyndham Street, Central, Hong Kong.

Name of Director, Executive Officer or Nominee	Shares(1)		Percentage
Clarence (Yuk Man) Chung	3,705,000	(2 & 10)	3.2%

Andy (Kin Ming) Tsui	458,333	(3 & 10)	*

Vincent L. DiVito	415,000	(4 & 11)	*

John W. Crawford	350,000	(5 & 11)	*

Anthony (Kanhee) Tyen	320,000	(6 & 11)	*

Samuel (Yuen Wai) Tsang	1,020,000	(7 & 11)	*

All directors and executive officers as a group (6 persons)	6,268,333		5.4%

* Less than 1%

Name and Address of 5% Holders
EGT Entertainment Holding Limited 38/F, The Centrium 60 Wyndham Street Central, Hong Kong	45,800,000	(8)	39.3%

James E. Crabbe Portland, Oregon	6,046,600	(9)	5.2%

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

(2)	Includes 175,000 shares held directly, 600,000 performance shares, and 2,930,000 shares issuable upon the exercise of stock options.

(3)	Includes 175,000 performance shares, and 283,333 shares issuable upon the exercise of stock options.

(4)	Includes 50,000 shares held directly and 245,000 shares issuable upon the exercise of stock options and 120,000 performance shares.

(5)	Includes 230,000 shares issuable upon the exercise of stock options and 120,000 performance shares.

(6)	Includes 200,000 shares issuable upon the exercise of stock options and 120,000 performance shares.

(7)	Includes 900,000 shares issuable upon the exercise of stock options and 120,000 performance shares.

(8)

The shares are owned directly by EGT Entertainment Holding, which is the indirect wholly-owned subsidiary of Melco International Development Limited. Melco is the indirect beneficial owner of the reported securities.

(9)	Includes 40,600 shares issuable upon the exercise of stock options.

(10)

On March 8, 2011, our compensation committee approved the grant of a special performance bonus respectively to Mr. Chung and Mr. Tsui as a reward for their efforts and contributions in the turning around and successful transformation of the Company during the years 2009 and 2010. The special performance bonus granted to Mr. Chung comprises a combination of a total cash bonus of $100,000 and 600,000 performance common shares of the Company, and the special performance bonus granted to Mr. Tsui comprises a combination of a total cash bonus of $30,000 and 175,000 performance common shares of the Company. It is contemplated that all these performance shares will be issued pursuant to the Company’s 2008 Stock Incentive Plan and the Form S-8 registration statement to be filed with the SEC shortly after the filing of this Form 10K report.

(11)

On March 9, 2011, our board of directors approved (with each director abstained from voting regarding his grant) the grant of a special performance bonus respectively to each director (except Mr. Chung) as a reward for their efforts and contributions to the turning around and successful transformation of the Company during the years 2009 and 2010. The special performance bonus granted to each director (except Mr. Chung) comprises a combination of a total cash bonus of $20,000 and 120,000 performance common shares of the Company. It is contemplated that all these performance shares will be issued pursuant to the Company’s 2008 Stock Incentive Plan and the Form S-8 registration statement to be filed with the SEC shortly after the filing of this Form 10K report.

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

The original maximum number of shares reserved for issuance under the 2008 Plan was 5,000,000. However, with the approval of the stockholders during the annual meeting held on July 23, 2010, the said maximum number was increased to 10,000,000.  The exercise price of options granted under the 2008 Plan shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of our stock or any parent or subsidiary corporation of ours, in which case the exercise price shall then be 110% of the fair market value.

Although the Previous Stock Option Plans have expired, options granted under those plans and outstanding as of the expiration of the plans remain outstanding and exercisable according to their terms.  As of December 31, 2010, there were options outstanding under Previous Stock Option Plans and non-plan options to purchase 8,507,767 shares of our common stock with a weighted average exercise price per share of $1.79.  Part of the aforesaid outstanding options include the issuance of non-plan options to purchase 3,390,000 shares of our common stock to certain employees and non-employees of EGT Entertainment Holding as approved by our stockholders in September 2007 pursuant to the initial closing of the transactions under the Securities Purchase and Product Participation Agreement dated June 12, 2007 between us and EGT Entertainment Holding. Each of such non-plan options had an exercise price of $2.90 per share and will vest over a three-year period and have a five-year term (save and except for certain modifications made pursuant to the severance agreements of certain of the relevant former officers or former employees).

The following table sets forth certain information as of December 31, 2010 about our stock option plans and our non-plan options under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	11,507,767	$1.39	7,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	11,507,767	$1.39	7,000,000

The first column reflects outstanding stock options to purchase (i) 5,026,167 shares of common stock pursuant to our Amended and Restated 1999 Stock Option Plan, (ii) 91,600 shares of common stock pursuant to our Amended and Restated 1999 Directors’ Stock Option Plan, (iii) 3,390,000 shares of common stock pursuant to the options approved by our stockholders in September 2007 and (iv) 3,000,000 shares of common stock pursuant to our 2008 Stock Incentive Plan.

The third column reflects 7,000,000 shares available for issuance under our 2008 Stock Incentive Plan as of December 31, 2010.

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

With regard to transactions between us and our principal stockholder, EGT Entertainment Holding, our board of directors has established a committee of the board, known as the conflicts committee. For details of the scope of authority and composition of our conflicts committee, please refer to the information set forth above.

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

EGT Entertainment Holding Limited (“EGT Entertainment Holding”) Transactions

Trade Credit Facility and Subsequent Amendments

On April 21, 2008, we entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International Limited (“Elixir International”), a company which used to be a wholly-owned busidiary of EGT Entertainment Holding, our principal shareholder.  Pursuant to the Facility Agreement, Elixir International Limited provided trade credits to us for our purchase of EGMs from Elixir International Limited in exchange for our issuance of unsecured notes to Elixir International bearing interest at a fixed rate of eight percent (8.0%) per annum.  Title of any EGMs offered in exchange for the notes passed to us upon issuance of the notes.

Upon entering into the Facility Agreement, we immediately issued the first note pursuant to the terms of the Facility Agreement in the principal amount of $15 million (the “Initial Advance”), thereby extinguishing the payable of an equivalent amount to Elixir International in respect to EGMs previously acquired.  We were obligated to repay the principal, plus any accrued interest thereon, of the Initial Advance in 24 equal monthly installments.  The Initial Advance was subject to demand by Elixir International for immediate payment only if there was either an event of default or a change of control as defined in the Facility Agreement.

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

A “change of control” occurs pursuant to the Facility Agreement if, among other things, after April 21, 2008: (i) any person or two or more persons acting in concert (other than Elixir International or its affiliates) acquire beneficial ownership (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of securities of our company representing 50% or more (on a fully-diluted basis) of the combined voting power of all our securities (other than securities owned by EGT Entertainment Holding or its affiliates) entitled to vote in the election of directors; or (ii) our sale of substantially all of our assets; or (iii) any sale of our securities by EGT Entertainment Holding or its affiliates or any issuance of new securities by us resulting in the combined voting power of all our securities (on a fully-diluted basis) owned by EGT Entertainment Holding or its affiliates falls below 30%.

As a result of the disposal of Elixir International by EGT Entertainment Holding, Elixir International assigned and novated all its rights and obligations under the Facility Agreement and the related promissory note (as amended) to EGT Entertainment Holding in April 2010.

Subsequent to its origination, the Facility Agreement has been amended three times, mostly recently on May 25, 2010 on which date we entered into Amendment No.3 to the Facility Agreement with EGT Entertainment Holding (the “Third Amendment”), pursuant to which we issued another new note (the “Third Amended Note) to replace previous terms.  Under the payment schedule of the Third Amended Note, the outstanding principal balance of $9.2 million and the interest accrued thereon were restructured in the following manner: (a)  the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of $458,000 to be paid by us in a lump sum payment on July 1, 2010; (b) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, we will pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (c)  we will repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, we paid a total interest of $649,000 to EGT Entertainment Holding during the year ended December 31, 2010.  (see Note 15.)

Melco Transactions

Services Agreements

On May 18, 2009, we entered into two services agreements with Melco Services Limited (“Melco Services”), a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of our principal shareholder, EGT Entertainment Holding.

One of the services agreements involved the outsourcing of our internal audit functions to Melco Services (the “IA Services Agreement”) and pursuant to the terms thereof, with effect from the date of the IA Services Agreement, the internal audit personnel of Melco Services became responsible for providing the following services to us:

•	reporting to the our audit committee on internal audit matters and SOX 404 compliance issues; and

•

conducting risk assessment and internal control reviews of our business processes with the support of our internal audit team. It is anticipated that such reviews will be conducted with reference to our internal audit charter and annual audit schedules approved by our audit committee.

The consideration payable by us for the aforesaid internal audit related services was HK$120,000 (equivalent to approximately US$15,000) per quarter. Effective October 1, 2009, Melco Services and our Company mutually agreed to reduce the quarterly fee payable under the IA services agreement from HK$120,000 (equivalent to approximately US$15,000) per quarter to HK$1 (equivalent to US$0.13) per quarter. In October 2009, we recruited internal audit personnel as our employees to perform the internal audit work for us under the guidance and assistance of the internal audit director of Melco Services.

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

The consideration payable by us for the aforesaid information technology systems support and human resources related services was HK$112,000 (equivalent to approximately US$14,000) per quarter. Effective October 1, 2009, we and Melco Services mutually agreed to terminate the IT & HR Agreement.

Save for the aforesaid differences, the two services agreements were for identical terms and both carried an initial term commencing from the date of the relevant agreement to March 31, 2010 (subject to automatic renewal of additional annual periods unless otherwise terminated by either party before the expiration of the relevant annual term). Also, either party could terminate the relevant services agreement by thirty (30) days prior written notice if the other party is in breach or by at least ninety (90) days prior written notice without cause. Meanwhile, both service agreements contained the customary confidentiality provisions, and each party and its personnel are to abide by such provisions during and after the performance of the relevant services.

Item 14.                 Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2010 and 2009 by our independent registered public accounting firms for such years, as of the filing dates, Ernst & Young (Hong Kong) for the audit of our consolidated financial statements for the fiscal years ended December 31, 2010 and 2009, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and accounting and auditing assistance relative to acquisition accounting and reporting.

(amounts in thousands)	2010 (1)	2009
Audit Fees	$451	$363
Audit-Related Fees	—	—
Tax Fees	71	26
	$522	$389

(1)   Included statutory audit fees for one foreign subsidiary and additional fees incurred relating to Quasi-Reorganization.

Audit Committee Pre-Approval Policies

Our audit committee approves all audit fees, audit-related fees, tax fees and special engagement fees.  The audit committee approved 100% of such fees for the year ended December 31, 2010.

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

Exhibit Index

Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation dated June 7, 2003. (Incorporated by reference from the registrant’s current report on Form 8-K filed on June 18, 2003).

3.2	Amended and Restated Bylaws of the registrant dated November 13, 2002. (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 8, 2003).

3.3	Certificate of Amendment to Articles of Incorporation dated August 23, 2005. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007).

3.4	Certificate of Amendment to Articles of Incorporation dated January 9, 2007. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007).

3.5	Certificate of Amendment to Articles of Incorporation dated September 10, 2007. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on November 14, 2007).

3.6	Certificate of Amendment to Articles of Incorporation dated July 23, 2010.

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

10.57

Machines Operation and Participation Agreement by and among the registrant, Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited dated as of July 25, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on February 11, 2010) (Note (1)).

10.58	2008 Stock Incentive Plan (Incorporated by reference from the registrant’s definitive proxy statement filed on August 20, 2008) (Note (2)).

10.59	Deed of Release dated June 27, 2009 between, inter alia, registrant and William Purton. (Incorporated by reference from the registrant’s current report on Form 10-K filed on March 30, 2010).

10.60

Machines Operation and Participation Consolidation Agreement by and among the registrant, Elixir Gaming Technologies (Cambodia) Limited and NagaWorld Limited dated as of December 30, 2009 (Note (1)). (Incorporated by reference from the registrant’s current report on Form 10-K filed on March 30, 2010).

10.61

Restricted Stock Agreement between registrant and Clarence Chung dated as of January 22, 2010 (Note (2)). (Incorporated by reference from the registrant’s current report on Form 10-K filed on March 30, 2010).

10.62

Amendment No. 3 to Trade Credit Facility Agreement and Related Note dated May 25, 2010 between Registrant and Elixir Group Limited. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 26, 2010).

10.63

Supplemental Agreement to Machines Operation and Participation Consolidation Agreement dated May 25, 2010 between Registrant, Elixir Gaming Technologies (Cambodia) Limited and NagaWorld Limited. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 26, 2010).

10.64

Land Sale & Purchase Agreement between Dreamworld (Takeo) Investment Holding Limited and the owner of the Land dated as of May 26, 2010. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 27, 2010).

10.65

Shareholders Agreement dated March 4, 2011 between the Registrant and Mey Thoul, a Cambodian individual. (Incorporated by reference from the registrant’s current report on Form 8-K filed on March 8, 2011).

21.1	List of subsidiaries of registrant.

23.1	Consent of Ernst & Young.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

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

ENTERTAINMENT GAMING ASIA INC.

Date: March 30, 2011	By:	/s/Clarence Chung
Clarence Chung
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Clarence Chung	Chief Executive Officer	March 30, 2011
Clarence Chung	(Principal Executive Officer)

/s/Andy Tsui	Chief Accounting Officer	March 30, 2011
Andy Tsui	(Principal Financial Officer)

/s/Vincent L. DiVito	Director	March 30, 2011
Vincent L. DiVito

/s/John W. Crawford, J.P.	Director	March 30, 2011
John W. Crawford, J.P.

/s/Samuel Tsang	Director	March 30, 2011
Samuel Tsang

/s/Anthony Tyen, Ph.D.	Director	March 30, 2011
Anthony Tyen, Ph.D.