Form 10-Q
period 2011-03-31
Entertainment Gaming Asia Inc.
filed 2011-05-16
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 1, 2011, 118,639,393 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.                                   Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,462	$10,217
Accounts receivable, net	2,247	2,854
Other receivables	202	101
Inventories	1,973	1,064
Assets held for sale	423	422
Prepaid expenses and other current assets	673	1,051
Total current assets	17,980	15,709

Electronic gaming machines and systems, net	11,483	12,360
Casino contracts	12,171	12,790
Property and equipment, net	2,081	1,941
Intangible assets, net	134	140
Contract amendment fees	531	558
Prepaids, deposits and other assets	572	561
Total assets	$44,952	$44,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,269	$1,062
Amounts due to a related party	15	14
Accrued expenses	1,699	2,225
Deferred revenue	52	—
Notes payable to a related party, current portion	4,515	2,991
Capital lease obligations, current portion	167	164
Customer deposits and other current liabilities	295	251
Total current liabilities	8,012	6,707

Notes payable to a related party, net of current portion	4,687	6,211
Capital lease obligations, net of current portion	269	307
Other liabilities	457	441
Deferred tax liability	175	71
Total liabilities	13,600	13,737

Stockholders’ equity:
Common stock, $.001 par value, 300,000,000 shares authorized; 116,739,393 and 116,189,394 shares issued and outstanding	117	116
Additional paid-in-capital	29,871	29,638
Accumulated other comprehensive income	671	568
Retained earnings since January 1, 2011 ($386.1 million accumulated deficit eliminated)	692	—
Total EGT stockholders’ equity	31,351	30,322
Non-controlling interest	1	—
Total stockholders’ equity	31,352	30,322
Total liabilities and stockholders’ equity	$44,952	$44,059

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

		Old Basis
	Three-Month Periods Ended March 31,
	2011	2010
Revenues:
Gaming	$4,165	$2,836
Other products	2,070	1,532
Total revenues	6,235	4,368

Operating costs and expenses:
Cost of gaming
Electronic gaming machine depreciation	1,190	1,886
Casino contract amortization	619	—
Other operating costs	282	226
Cost of other products	1,764	1,491
Selling, general and administrative	1,188	1,422
Stock-based compensation expense	223	294
Impairment of assets	—	116
Product development expenses	80	85
Depreciation and amortization	30	229
Restructuring charges	10	37
Total operating costs and expenses	5,386	5,786

Income/(loss) from operations	849	(1,418)

Other income/(expense):
Interest expense and finance fees	(94)	(122)
Interest income	23	12
Foreign currency (losses)/gains	(7)	9
Other	60	91
Total other expenses	(18)	(10)

Income/(loss) before income tax	831	(1,428)

Income tax expense	(139)	(235)
Net income/(loss)	$692	$(1,663)

Attributable to:
Equity shareholders	$692	$(1,663)
Non-controlling interest	—	—
	$692	$(1,663)

Earnings/(loss) per share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Weighted average common shares outstanding
Basic	116,196	114,967
Diluted	119,138	114,967

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

		Old Basis
	Three-Month Periods Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income/(loss)	$692	$(1,663)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax	104	142
Foreign currency losses /(gains)	7	(9)
Depreciation of gaming machines and systems and property and equipment	1,264	2,130
Amortization of casino contract	619	—
Amortization of intangible assets	6	101
Stock-based compensation expenses	223	294
Impairment of assets	—	116
Provision for bad debt expense	79	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	462	612
Inventories	(894)	(319)
Customer deposits and others	7	(8)
Prepaid expenses and other current assets	391	183
Prepaids, deposits and other assets	(24)	55
Prepaid commitment fees	—	1,153
Contract amendment fees	27	(668)
Accounts payable	195	10
Amount due from/(to) related parties	1	(14)
Accrued expenses and other current liabilities	(507)	(425)
Deferred revenue	52	—
Income tax payable	20	93
Net cash provided by operating activities	2,724	1,783

Cash flows from investing activities:
Purchase of property and equipment	(95)	(15)
Purchase of gaming machines, systems and deposits paid	(246)	(877)
Other capital expenditures	(109)	—
Proceeds from sale of gaming machines, property and equipment	—	30
Net cash used in investing activities	(450)	(862)

Cash flows from financing activities:
Repayment of short-term debt and leases	(40)	(57)
Common stock issues	9	—
Net cash used in financing activities	$(31)	$(57)

Effect of exchange rate changes on cash	2	40
Increase in cash and cash equivalents	2,245	904
Cash and cash equivalents at beginning of period	10,217	4,190
Cash and cash equivalents at end of period	$12,462	$5,094

Supplemental disclosure of cash flow information
Interest paid	$115	$17
Income tax paid	$14	$—

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.   Quasi-Reorganization

In connection with the application of Quasi-Reorganization accounting, Entertainment Gaming Asia Inc. and its subsidiaries (the “Company”) applied Accounting Standard Codification (ASC) 805, Business Combinations to restate assets and liabilities at fair value. The Company with the assistance of an independent third-party valuation firm performed the fair value assessment and computed the estimated fair value for each operating entity as of December 31, 2010 under ASC 805 based on the income approach, excess earning methodology. Certain intangible assets were subject to sensitive business factors of which only a portion were within the control of the Company’s management.

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

•                           The Company’s accumulated deficit account of $386.1 million as of December 31, 2010 was eliminated with a commensurate reduction in additional paid-in capital.

•                           Property, plant and equipment assets and other long-lived assets were adjusted and all accumulated depreciation and amortization was eliminated.

•                           Each liability existing as of the Quasi-Reorganization date, other than deferred taxes, was stated at the present value of the amounts to be paid determined at appropriate current interest rates.

•                           Deferred taxes were reported in conformity with applicable income tax accounting standards, principally ASC 740, Income Taxes, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities to the extent they were deemed realizable. In accordance with the Quasi-Reorganization requirements, tax benefits realized in periods after the Quasi-Reorganization that were not recognized at the date of the Quasi-Reorganization will be recorded directly to equity when realized.

The estimates and assumptions used in the valuations are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions and values reflected in the valuations will be realized, and actual results could vary materially.

As of December 31, 2010, the current assets and liabilities were stated at fair value; therefore, no fair value adjustment was needed. With the assistance from an independent third-party valuation firm, the Company computed the total fair value for its non-current assets. In accordance with ASC 852-20-S99 SAB Topic 5, a Quasi-Reorganization should not result in a write-up of net assets. Therefore, the total excess fair value over the original net asset value was allocated as a pro rata reduction to non-current assets.

Below is a summary of non-current assets as of December 31, 2010 and the adjusted fair value for each non-current asset item after reallocation.

	As of 12/31/2010 Original Asset Cost Prior to	Quasi-Reorganization Adjustments				Adjusted Carrying Value
(amounts in thousands)	Quasi-Reorganization	Computed Fair Value	% of Fair Value	Excess Value Reallocation	% of Reallocation	After Quasi- Reorganization
Non current assets:
Electronic gaming machines and systems	22,216	26,212	44.5%	(13,852)	44.5%	12,360
Casino contracts	—	27,123	46.0%	(14,333)	46.0%	12,790
Property and equipment	4,092	4,116	7.0%	(2,175)	7.0%	1,941
Intangible assets	297	297	0.5%	(157)	0.5%	140
Contract amendment fees	1,184	1,184	2.0%	(626)	2.0%	558
Deposits and other assets	561	561				561

Total assets	28,350	59,493	100%	(31,143)	100%	28,350

The consolidated balance sheet as of December 31, 2010 gave effect to adjustments to fair value of assets and liabilities that were necessary when adopting “fresh-start” reporting. In addition to the adjustments above, the net effect of applying Quasi-Reorganization accounting to the Company’s consolidated balance sheet at December 31, 2010 was to adjust the accumulated deficit to a zero balance with a commensurate reduction in additional paid-in capital for purposes of establishing a new earned surplus account.

As a result of the Quasi-Reorganization, consolidated statements of operations and cash flows for the three-month periods ended March 31, 2011 and March 31, 2010 are not comparable.  The statements of operations and cash flows for the three-month period ended March 31, 2011 reflect depreciation and amortization of the assets using the basis described above from the Quasi-Reorganization, and the statements of operations and cash flows for the three-month period ended March 31, 2010 are prepared on the Company’s historical basis of accounting. As such, operations and cash flows for periods prior to December 31, 2010 are labeled as being under the “old basis,” which is defined as accounting policies and estimates prior to the adoption of the Quasi-Reorganization.

Note 2.   Description of Business and Significant Accounting Policies

The principal business activities of the Company are its gaming operations, which include the owning and leasing of electronic gaming machines (EGMs) placed in premier hotels and other venues and the future development and operation of casinos and gaming establishments in select emerging markets in Asia.  Also, through its subsidiaries, Dolphin Products Pty Limited and Dolphin Advanced Technologies Pty Ltd., the Company develops and distributes other products, which include traditional and RFID casino chips and plaques and component parts for the automotive industry.

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

In March 2011, the Company formed a joint venture company (the “JVC”) in Cambodia for the development, ownership and operation of a casino project. Net revenue of the JVC (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the JVC’s revenue) will be shared on a 60/40 basis.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011.

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

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents.  The Company places its cash and temporary investments with financial institutions.  As of March 31, 2011, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $12.2 million.

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

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360, Property, Plant and Equipment.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition.  If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There were no impairment charges for long-lived assets for the three-month period ended March 31, 2011. The Company recorded an impairment charge of approximately $116,000 during the three-month period ended March 31, 2010 related to the write-off of infrastructure costs due to the closure of one under-performing contracted gaming venue in the Philippines.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid value-added taxes in foreign countries, sales tax in dispute and deposits related to EGM orders.  The Company had restricted deposits in the amount of $100,000 as of March 31, 2011 and December 31, 2010, in the form of a certificate of deposit as security on a lease.  The restriction will be removed in February 2012 upon termination of the lease.  Restricted cash has been recorded in deposits and other assets in the accompanying consolidated balance sheets.

Electronic Gaming Machines (EGM) and Systems

As a result of the Quasi-Reorganization, the asset carrying values of EGM and systems were adjusted to a new cost basis and the accumulated depreciation was also removed to adjust the basis as of December 31, 2010.  Additions of EGMs and systems in 2011 are stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service.  Depreciation of EGMs and systems of approximately $1.2 million and $1.9 million were included in cost of gaming in the consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010, respectively.

Property and Equipment

As a result of the Quasi-Reorganization, the asset carrying values of property and equipment were adjusted to a new cost basis and the accumulated depreciation was removed to adjust the basis as of December 31, 2010. Additions of property and equipment in 2011 are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to five years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period so long as renewal is reasonably assured. Depreciation of property and equipment of approximately $50,000 and $116,000 were included in cost of operations (other products) in the consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010, respectively.

Intangible Assets, including Casino Contracts

As a result of the Quasi-Reorganization, the asset carrying values of goodwill and intangible assets were adjusted to a new cost basis and the accumulated amortization was removed to adjust the basis as of December 31, 2010. Intangible assets consist of patents, trademarks and casino contracts. They are amortized on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which ranges from 5 to 10 years. The straight-line amortization method is utilized because the Company believes there is not a more reliably determinable method of reflecting the pattern for which the economic benefits of the intangible assets are consumed or otherwise used.  Amortization expenses were approximately $625,000 and $102,000 for the three-month periods ended March 31, 2011 and 2010, respectively.

The Company measures and tests intangible assets for impairment in accordance with ASC 350, Intangible — Goodwill and Other, and ASC 360, Property, Plant and Equipment, at least annually on December 31 or more often if there are indicators of impairment. Impairment testing for goodwill, prior to its write off, and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values.  While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values.  No impairment charges relating to intangible assets were recorded for the three-month periods ended March 31, 2011 and 2010, respectively.

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

ASC 450, Contingencies, requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred and that the amount can be reasonably estimated.  Significant management judgment is required related to contingent liabilities and the outcome of litigation because both are difficult to predict.  For a contingency for which an unfavorable outcome is reasonably possible and which is significant, the Company discloses the nature of the contingency and, when feasible, an estimate of the possible loss.

Revenue Recognition

The Company recognizes revenue when all of the following have been satisfied:

•                 persuasive evidence of an arrangement exists;

•                  the price to the customer is fixed and determinable;

•                  delivery has occurred and any acceptance terms have been fulfilled;

•                  no significant contractual obligations remain; and

•                     collection is reasonably assured.

Gaming Revenue

The Company earns recurring gaming revenue by providing customers with EGMs and casino management systems which track game performance and provide statistics on installed EGMs owned by the Company and leased to venue owners. Revenues are recognized on the contractual terms of the participation agreements between the Company and the venue owners and are based on the Company’s share of net winnings.

Revenues are recognized as incurred with the exception of one of the Company’s venues in which revenues are recognized as the payment for net winnings are received as the collections from this venue are not yet reasonably assured. Net winnings from this venue have been recorded as deferred revenue until the collections of such net winnings are reasonably assured. Deferred revenue was approximately $52,000 and $NIL as of March 31, 2011 and March 31, 2010.

Commitment fees paid to the venue operator for which the agreement stipulates that the fees will be recovered from the daily net win sharing are capitalized as assets. As required by ASC 605-50, Customer Payments and Incentives, the cash consideration received for the portion of net winnings relating to the commitment fees is amortized as a reduction of revenue if the expected benefit from commitment fees cannot be separately identified or reasonably estimated. The Company had no prepaid commitment fees as of March 31, 2011 and December 31, 2010, respectively.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are also capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts.  The Company had commitment fees related to contract amendment fees of approximately $531,000 and $558,000 as of March 31, 2011 and December 31, 2010, respectively.

Other Products Sales

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

Stock-based compensation expense totaled approximately $223,000 and $294,000 for the three-month periods ended March 31, 2011 and 2010, respectively.

Product Development

Product development expenses are charged to expense as incurred.  Employee related costs associated with product development are included in product development expenses. Product development expenses were approximately $80,000 and $85,000 for the three-month periods ended March 31, 2011 and 2010, respectively.

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

At the date of the Quasi-Reorganization, deferred taxes were reported in conformity with applicable income tax accounting standards described above, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities. In accordance with the Quasi-Reorganization requirements, tax benefits realized in periods after the Quasi-Reorganization that were not recognized at the date of the Quasi-Reorganization will be recorded directly to equity. No tax benefits were realized during the three-month period ended March 31, 2011, so no adjustment to equity was required.

Earning/(Loss) Per Share

Basic earnings/(loss) per share is computed by dividing the reported net earnings/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options during the year. The computation of diluted earnings per share excludes the impact of stock options and warrants that are anti-dilutive. For the three-month period ended March 31, 2010, all stock options and warrants were anti-dilutive due to losses.

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

As of March 31, 2011, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

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

In July, 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-20, “Disclosures About the Credit Quality of Financing receivables and the Allowance for Credit Losses,” (ASC Topic 310, “Receivables”). The amendments in the update require more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of the nature of an entity’s credit risk associated with its financing receivables and the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The amendments in the update are effective for the first interim or annual reporting period ending on or after December 15, 2010. Because ASU No. 2010-20 applies primarily to financial statement disclosures, it did not have a material impact on the consolidated financial position, results of operations and cash flows.

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

Note 3.                                  Segments

After reassessing the Company’s business components and its plan to develop casino operations in Indo China, the Company has changed its reporting segments beginning in fiscal year 2011.  The Company consolidated its previously reported “table game products” and “non-gaming products” segments into one business segment as “other products,” which was also aligned with its internal reporting segments. Also, the Company redefined its “gaming machines participation” segment as “gaming” to include revenue from future casino operations. As a result of the change, the Company disclosed the new segment information and applied this retrospectively to all periods presented. The Company currently conducts business in two operating segments: (i) gaming operations, which includes electronic gaming machine (EGM) participation and casino operations; and (ii) other products operations, which consist of the design, manufacture and distribution of gaming chips and plaques and other plastic products, primarily automotive components. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.  The following table presents the financial information for each of the Company’s operating segments.

		Old Basis
	Three-Month Periods Ended March 31,
(amounts in thousands)	2011	2010
Revenues:
Gaming operations	$4,165	$2,836
Other products operations	2,070	1,532
Total revenues	$6,235	$4,368

Operating income/(loss):
Gaming operations gross margin	$2,074	$724
Other products operations gross margin	306	41
Corporate and other operating costs and expenses	(1,531)	(2,183)
Total operating income/(loss)	$849	$(1,418)

Depreciation and amortization:
Gaming operations	$1,809	$1,886
Other products operations	56	218
Corporate	24	127
Total depreciation and amortization	$1,889	$2,231

Geographic segment revenues for the three-month periods ended March 31, 2011 and 2010 are as follows:

		Old Basis
	Three Months Periods Ended March 31,
(amounts in thousands)	2011	2010
Cambodia	$3,360	$2,003
Macau	65	72
Philippines	804	833
Other Asian countries	184	110
Australia	1,597	1,159
Europe	174	108
Other	51	83
	$6,235	$4,368

For the three-month periods ended March 31, 2011 and 2010, in the gaming segment, the largest customer represented 80% and 71%, respectively, of total gaming revenue.  For the three-month periods ended March 31, 2011 and 2010, in the other products segment, the largest customer represented 19% and 34%, respectively, of total other products sales.

Note 4.                                  Inventories

Inventories consist of the following:

(amounts in thousands)	March 31, 2011	December 31, 2010
	(Unaudited)
Spare parts	$106	$105
Raw materials	1,500	680
Finished goods	367	279
	$1,973	$1,064

Note 5.                                  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(amounts in thousands)	March 31, 2011	December 31, 2010
	(Unaudited)
Prepaid taxes	$267	$239
Prepayments to suppliers	329	783
Deposits on EGM orders	77	29
	$673	$1,051

Note 6.                                       Receivables

Accounts and other receivables consist of the following:

(amounts in thousands)	March 31, 2011	December 31, 2010
	(Unaudited)
Trade accounts	$2,326	$2,854
Other	202	101
	2,528	2,955
Less: allowance for doubtful accounts	(79)	—
Net	$2,449	$2,955

The Company recorded bad debt expenses of approximately $79,000 and $NIL for the three-month periods ended March 31, 2011 and 2010, respectively. All the above receivables are current.

Note 7.                                       Electronic Gaming Machines and Systems

As a result of the Quasi-Reorganization, the asset carrying values were adjusted to a new cost basis and the accumulated depreciation of EGMs and systems were also removed to adjust the basis as of December 31, 2010. Additions of EGM and systems in 2011 are stated at cost.

The major categories of EGMs and systems and accumulated depreciation consist of the following:

(amounts in thousands)	Useful Life (years)	March 31, 2011	December 31, 2010
		(Unaudited)
EGMs	3 – 5	$11,717	$11,379
Systems	5	965	981
		12,682	12,360
Less: accumulated depreciation		(1,199)	—
		$11,483	$12,360

Depreciation expenses for the three-month periods ended March 31, 2011 and 2010 were approximately $1.2 million and $1.9 million, respectively, which were recorded in cost of gaming in the consolidated statements of operations. Due to the Quasi-Reorganization, depreciation expenses are not comparable between 2011 and 2010, as the basis of the assets are different.

Note 8.                                       Property and Equipment

As a result of the Quasi-Reorganization, the asset carrying values were adjusted to a new cost basis and the accumulated depreciation of property and equipment were also removed to adjust the basis as of December 31, 2010. Additions of property and equipment in 2011 are stated at cost.

Property and equipment consist of the following:

(amounts in thousands)	Useful Life (years)	March 31, 2011	December 31, 2010
		(Unaudited)
Equipment and vehicles, furniture and fixtures	3 – 5	1,016	930
Land and other project costs	—	1,078	969
Leasehold improvements	5	62	42
		2,156	1,941
Less: accumulated depreciation		(75)	—
		$2,081	$1,941

Note 9.                                       Intangible Assets, including Casino Contracts

In accordance with ASC 350, Intangibles—Goodwill and Other, and ASC 360, Property, Plant, and Equipment, the Company reviews intangible assets for impairment on an annual basis at December 31 or more frequently if events or circumstances indicate that the carrying values may not be recoverable. No circumstances during the three-month period ended March 31, 2011 indicated any further impairment provisions were necessary.

As a result of the Quasi-Reorganization, the accumulated amortization was removed to adjust the basis in the Company’s assets to a new cost basis and casino contracts were newly recognized as intangible assets to reflect the value of existing contracts in the Philippines and Cambodia operations.

The Company’s definite-life intangible assets are subject to amortization as follows:

(amounts in thousands)	Useful Life (years)	March 31, 2011	December 31, 2010
		(Unaudited)
Patents	10	$114	$114
Less: accumulated amortization		(5)	—

Trademarks	10-13	26	26
Less: accumulated amortization		(1)	—

Casino contracts	5-6	12,790	12,790
Less: accumulated amortization		(619)	—
Total		$12,305	$12,930

Note 10.                                Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist of the following:

(amounts in thousands)	March 31, 2011	December 31, 2010
	(Unaudited)
Office equipment rental deposits	$34	$48
Restricted cash	119	118
Prepaid tax	418	394
Other	1	1
Total	$572	$561

Note 11.                                Accrued Expenses

Accrued expenses consist of the following:

(amounts in thousands)	March 31, 2011	December 31, 2010
	(Unaudited)
Payroll and related costs	$615	$1,000
Interest	49	61
Legal, accounting and tax	339	180
Accrued tax expenses	553	608
Deferred rent	45	54
Other	98	322
Total	$1,699	$2,225

For the three-month period ended March 31, 2011, the accrued payroll and related costs decreased as a result of the payout of special performance bonuses.

Note 12.                                Debt and Capital Lease Obligations

Debt and capital lease obligations consist of the following:

(amounts in thousands)	March 31, 2011	December 31, 2010
	(Unaudited)
Note payable to a related party with interest at 5%	$9,202	$9,202
Capital lease obligations to an Australian bank at various interest rates and collateralized by equipment	436	471
Total	$9,638	$9,673
Less: current portion	$(4,682)	$(3,155)
Long-term portion	$4,956	$6,518

On November 6, 2008, in accordance with the amended Trade Credit Facility Agreement (the “Facility Agreement”), Elixir International Limited (“Elixir International”), a then wholly-owned subsidiary of EGT Entertainment Holding Limited (“EGT Entertainment Holding”), which is the principal shareholder of the Company, exchanged its promissory note issued under the Facility Agreement in the original principal amount advance of $15.0 million for a new promissory note issued by the Company for the then outstanding principal amount of approximately $12.1 million.  The outstanding principal and the interest accrued (revised from 8% to 5%) thereon were to be repaid in 24 equal monthly installments reset from January 1, 2009.

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

On May 25, 2010, the Company entered into a third amendment (“Third Amendment”) to the Facility Agreement with EGT Entertainment Holding, pursuant to which the payment schedule of the Outstanding Principal Balance and the interest accrued thereon were further restructured in the following manner: (i) the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of approximately $458,000 will be paid by the Company in a lump sum payment on July 1, 2010; (ii)  on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company will pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (iii)  the Company will repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid total interest of $115,000 for the three-month period ended March 31, 2011 to EGT Entertainment Holding.  (See Note 14)

Note 13.                                Stock-Based Compensation

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

The maximum number of shares reserved for issuance under the 2008 Plan was originally 5,000,000, and in July 2010 the Company’s shareholders approved an increase in the number of share reserved for issuance to 10,000,000.  The exercise price shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, in which case the exercise price shall then be 110% of the fair market value.

During the three-month period ended March 31, 2011, stock options for the purchase of 3,575,000 shares of common stock were granted with a weighted average exercise price of $0.36 and weighted average fair value of $0.35 per share.  They will vest from six-month and one-day periods to three-year periods.   During the three-month period ended March 31, 2011, 416,666 shares of restricted common stock with a fair value of $0.36 per share were issued.  The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of change in assessment of probability.

During the three-month period ended March 31, 2011, the Company issued 233,333 shares of common stock in connection with the exercise of outstanding stock options.

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

As of March 31, 2011, 8,519,033 stock options were exercisable with a weighted average exercise price of $1.31, a weighted average fair value of $0.18 and an aggregate intrinsic value of approximately $826,000.

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2010	11,507,767	$1.39	4.37	$1,089
Granted	3,575,000	0.36	—	—
Exercised	(233,333)	0.08	—	—
Cancelled	(1,530,400)	2.87	—	—
Outstanding as of March 31, 2011	13,319,034	$0.96	6.15	$963
Exercisable as of March 31, 2011	8,519,033	$1.31	4.23	$826

Restricted Stock

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2010	—	$—	—
Granted	416,666	0.36	—
Vested	(69,979)	0.36	—
Unvested balance as of March 31, 2011	346,687	$0.36	0.75

Warrants

A summary of the status of the Company’s warrants outstanding at March 31, 2011 and changes during the three-month periods then ended is presented in the following table.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2010	3,125,000	$2.06	0.48	—
Expired	(1,625,000)	2.80	—	—
Exercisable as of March 31, 2011	1,500,000	$1.25	0.50	—

Outstanding and exercisable warrants had no aggregate intrinsic value as of March 31, 2011 due to the fair market value of the Company’s stock as of that date. There were no warrants granted or exercised during the three-month period ended March 31, 2011.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options and warrants granted during the three-month periods ended March 31, 2011 and 2010:

	March 31,
	2011		2010
	Low	High	Low	High
Range of values:
Expected volatility	173.61%	174.40%	129.51%	173.76%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.85	2.92	9.96
Risk-free rate	1.56%	3.43%	3.62%	3.85%

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

Note 14.           Related Party Transactions

On April 21, 2008, the Company entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International Limited (“Elixir International”), a company which used to be a wholly-owned subsidiary of EGT Entertainment Holding, the Company’s principal shareholder. Upon entering into the Agreement, the Company issued the first note pursuant to the terms of the Facility Agreement in the then principal amount of $15.0 million (the “Initial Advance”).  The Initial Advance extinguished a then trade payable of an equivalent amount to Elixir International with respect to EGMs previously acquired.

As a result of the disposal of Elixir International by EGT Entertainment Holding, Elixir International assigned and novated all its rights and obligations under the Facility Agreement and the related promissory note (as amended) to EGT Entertainment Holding in April 2010.

Subsequent to its origination, the Facility Agreement has been amended three times, mostly recently on May 25, 2010 on which date we entered into Amendment No.3 to the Facility Agreement with EGT Entertainment Holding (the “Third Amendment”), pursuant to which the Company issued a new note (the “Third Amended Note) to replace the previous terms.  Under the payment schedule of the Third Amended Note, the outstanding principal balance of $9.2 million and the interest accrued thereon were restructured in the following manner: (a)  the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of $458,000 to be paid by us in a lump sum payment on July 1, 2010; (b) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company will pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (c)  the Company will repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid total interest of $115,000 to EGT Entertainment Holding for the three-month period ended March 31, 2011.

As of March 31, 2011, the notes payable to EGT Entertainment Holding (see Note 12) relating to purchases of EGMs, casino management systems and other peripherals had outstanding principal amounts totaling approximately $9.2 million.

Effective January 1, 2010, the Company began sub-leasing office space from Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of the Company’s principal shareholder, EGT Entertainment Holding.

Significant revenues, purchases and expenses arising from transactions with related parties for the three-month periods ended March 31, 2011 and 2010 were as follows:

	Three-Month Periods Ended March 31,
(amounts in thousands)	2011	2010
EGT Entertainment Holding
Interest payments	$115	$—

Melco Crown (COD) Development Ltd
Sales orders from Melco	$67	$—

Melco Services Limited
Technical services	$8	$10
Office rental	$36	$36
Expenses paid on behalf of the Company (net)	$1	$(16)

Note 15.           Income Taxes

The Company recorded income tax expense of $139,000 and $235,000 for the three-month periods ended March 31, 2011 and 2010, respectively. The Company’s effective income tax rates for the three-month periods ended March 31, 2011 and 2010 were 16.7% and (16.5)%, respectively. The change in effective tax rate was mainly due to an increase in EGT Cambodia’s pre-tax income, which is subject to a fixed income tax liability, in proportion to consolidated pre-tax income, and net operating loss for which no future benefit is expected.  The Company recorded additional unrecognized tax benefit for the three-month period ended March 31, 2011, which was mainly related to withholding tax on inter-company loans provided to the Company’s foreign subsidiaries, offset by a decrease of unrecognized tax benefit related to the de-registration of a subsidiary in Macau.  The unrecognized tax benefit is likely to change in the next twelve months; however, the change cannot be reasonably estimated at the moment.  The Company’s years ended December 31, 2004 through 2010 remain subject to examination by the tax authorities.

For the three-month period ended March 31, 2010, the Company recorded taxable income from one of its foreign operations while it incurred a net loss from operations on a consolidated basis. Such foreign operation was expected to continue to be profitable for the full year of 2010 and, accordingly, tax expense was recorded in the three-month period ended March 31, 2010 resulting in a negative effective tax rate.

Note 16.           Restructuring Charges

In accordance with ASC 420, Exit and Disposal Cost Obligations, the Company incurred restructuring charges for the three-month periods ended March 31, 2011 and 2010 of approximately $10,000 and $37,000, respectively.  The restructuring charges during the three-month periods ended March 31, 2011 and 2010 were for severance wages and benefits related to the termination of employees.

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

Note 18.           Earnings/(loss) Per Share

Computation of the basic and diluted earnings/(loss) per share are as follows:

				Old Basis
	Three-Month Periods Ended March 31,
	2011			2010
(amounts in thousands)	Income	Number of Shares	Per Share Amount	Loss	Number of Shares	Per Share Amount
Basic
Net income attributable to equity shareholders	$692	116,196	$0.01	$(1,663)	114,967	$(0.01)
Effect of dilutive securities
In-the-money options	—	2,942		—	—
Diluted
Net income attributable to equity shareholders plus assumed conversion	$692	119,138	$0.01	$(1,663)	114,967	$(0.01)

For the three-month period ended March 31, 2011, outstanding stock options of 3,627,367 shares of common stock and outstanding warrants of 1,500,000 shares of common stock were excluded from the calculation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares. For the three-month period ended March 31, 2010, all stock options and warrants were anti-dilutive due to losses.

Note 19.           Subsequent Events

In early March, 2011, both the Company’s board of directors and its compensation committee approved the grant of a special performance bonus, subject to our filing of a registration statement on Form S-8 with the SEC, which comprised a combination of a total cash bonus of $300,000 and 1,800,000 performance common shares of the Company (the “Performance Shares”), to the Company’s directors, chief executive officer, chief accounting officer and certain key employees as a reward for their efforts and contributions to the turn around and successful transformation of the Company during the years 2009 and 2010. The cash bonus of $300,000 was accrued in December 2010 and fully paid in March 2011.

Based on the aforesaid approval, on April 6, 2011, the Company filed the Form S-8 registration statement with the SEC for the purposes of registering the 10,000,000 shares of the Company’s common stock issuable under our 2008 Stock Incentive Plan (the “Plan”) and on April 15, 2011, all the Performance Shares were issued pursuant to the Form S-8 and the Plan.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, are included in the section “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 30, 2011.

We own or have rights to certain trademarks that we used in connection with our business or products, including, but not limited to, Dolphin™. Other than this trademark, this report also makes reference to trademarks and trade names of other companies.

Overview

Based on our strategic initiatives over the last two years, we have successfully completed the refocusing of our business model and streamlining of our operational structure, which has resulted in substantial improvement in our financial performance, greater operating efficiency and the establishment of quality recurring cash flow.  As such, we believe that we have established a solid base from which to maximize returns from our core gaming operations and to pursue our future growth strategy. While our discussion will include a comparison of operations between the periods in 2011 and 2010, comparison between two periods are difficult due to the Quasi-Reorganization performed on December 31, 2010 as described in Note 1 of the March 31, 2011 financial statements. In particular, because the basis of our long lived assets and intangible assets were revised, depreciation and amortization in 2011 is not comparable to amounts recorded in 2010.

Given our plan to develop casino operations in Indo China and the shared common resources of our Dolphin operations, we reassessed our business components and changed our reporting segments beginning in the fiscal year 2011. We currently conduct business in two operating segments: (i) gaming, which consists of electronic gaming machine (EGM) participation operations and our plans to develop and operate casinos and gaming establishments in select emerging markets in Asia; and (ii) other products, which consist of the development and distribution of products related to the gaming and automotive industries, which include traditional and RFID casino chips and plaques and automotive component parts.

Our current primary focus is on our gaming operations.  Presently, this consists of the leasing of EGMs on a revenue sharing basis to gaming establishments in Cambodia and the Philippines.  We identify and secure venues for the placement of EGMs and casino management systems where warranted, which track game performance and provide statistics on each installed EGM owned and leased by us.  We contract with the venue owners or operators for the placement of the EGMs on a revenue sharing basis. In addition, we acquire and install the EGMs and other gaming systems and peripherals at the relevant gaming venues.

As of May 1, 2011, our EGM participation operations were concentrated in two countries, Cambodia and the Philippines, and totaled 1,515 EGM seats in operation in seven venues. In Cambodia, we had a total of 723 EGM seats in operation in two venues.  In the Philippines, we had a total of 792 EGM seats in operation in five venues.

In Cambodia, our EGM participation operations currently focus primarily on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918).  NagaWorld is Cambodia’s premier luxury destination gaming resort and the only licensed full service casino in a designated area around the capital city of Phnom Penh.  Our gaming operations at NagaWorld, which we brand as “Dreamworld” and jointly operate with NagaWorld, have provided us strong growth in EGM participation revenues and cash flow.  Since our first EGM installations in January 2009 of approximately 200 seats, we have dramatically grown our installed base at this venue to approximately 670 seats in operation.

We have also continued to selectively pursue additional EGM participation opportunities.  In January 2011, we completed the installation of 60 EGM seats, which were sourced from our existing inventory of EGMs, at a new casino in the Kampong Cham province of Cambodia (north east of Phnom Penh) near the Vietnam border.  This venue will officially open upon completion of the final construction of the facility by the venue owner.

In the Philippines, while our average net wins have remained relatively stable, we continue our efforts to strategically manage our EGM placements to focus on growing win per day at our most promising venues and improve our growth potential in this market.  These efforts include implementing, with the support of our venue owner partners, targeted marketing programs and the redeployment, when possible, of our gaming assets from lower to higher performing venues in the market.

In addition to our core gaming business, we are focused on deriving greater value from our other products operations, which consist of our gaming chip and plaques and non-gaming products.  For our gaming chips and plaques, we utilize targeted marketing strategies to promote our wide range of products which employ state of the art security features to strengthen our existing customer relationships and better penetrate our key markets of Macau and Australia.  Based on these marketing efforts, we believe we have better positioned ourselves to capitalize on the future growth opportunities for the gaming chip and plaque market in our target markets.

With regard to our non-gaming products, auto component sales volumes continue to modestly strengthen driven by the improvement in the automotive parts industry in Australia.  As a designated tier 1 and tier 2 supplier to several major manufacturers, we believe Dolphin is better positioned to gain market share and increase sales orders in the future as the Australian automotive parts industry continues to improve.  In addition, we are pursuing opportunities to leverage our existing operations by expanding our customer base to other industries with a goal to further strengthen and diversify this business in the future.

Our consolidated revenue for the three-month period ended March 31, 2011 was approximately $6.2 million, of which revenue from our gaming and other products operations comprised 67% and 33%, respectively, of consolidated revenue.  This compares to consolidated revenue of approximately $4.4 million for the three-month period ended March 31, 2010, of which revenue from our gaming and other products operations comprised 65% and 35%, respectively, of consolidated revenue.

Revenue from our gaming operations for the three-month period ended March 31, 2011 was a record high of approximately $4.2 million compared to approximately $2.8 million recorded in the same period of the prior year.  Gross margin for the gaming business improved to 50% in the three-month period ended March 31, 2011 compared to 26 % in the same period of the prior year.  Excluding non-cash items such as EGM depreciation and casino contract amortization, gross margin for the gaming business increased to 93% from 92% in the prior year period.

We have also maintained strict cost control measures, which resulted in a 16% decline in selling, general and administrative expenses for the three-month period ended March 31, 2011 compared to the same period of the prior year.   Importantly, we believe we have effected these reductions without hindering our operational capabilities and while remaining flexible enough to act on our growth plans.

Based on the solid revenue performance, particularly from our operations at NagaWorld, and our continued strict cost control efforts, we have achieved positive GAAP earnings for the three-month period ended March 31, 2011 and we believe we have significantly improved our ability to generate and grow positive cash flow from operations.  We achieved positive Adjusted EBITDA (as defined below) of approximately $3.0 million for the three-month period ended March 31, 2011, up substantially from approximately $1.3 million in same period of the prior year.  Cash flow provided from operations amounted to approximately $2.7 million for the three-month period ended March 31, 2011 compared to approximately $1.8 million in same period of the prior year.

With our improved financial performance and operational efficiency, we believe we are better positioned to invest in our existing operations and pursue growth opportunities that enable us to leverage our existing market presence and relationships and capitalize on what we perceive to be attractive economic and socio-demographic trends in our target markets.

In May 2010, we announced our intent to expand our gaming operations and become an owner and operator of regional casinos under our “Dreamworld” brand in select emerging gaming markets in the Indo-China region.  We believe this expanded business strategy will allow us the potential for higher long-term incremental returns on our operations given the ability to collect up to 100% of the gaming revenue compared to our existing EGM participation contracts.  In addition, it provides us greater long-term control over our operations.

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

On May 21, 2010, a license to build and open a casino hotel in the Takeo province of Cambodia (“Takeo Project”) was granted by the Government of the Kingdom of Cambodia to Dreamworld Leisure (Cambodia) Limited (“Dreamworld Leisure”), another new wholly-owned subsidiary of the Company. Pursuant to the License, Dreamworld Leisure is allowed to construct and open a casino hotel for table games and EGMs with the proposed name of Dreamworld Casino and Resort (“Dreamworld Casino (Takeo)”). It is anticipated that Dreamworld Casino (Takeo) will be constructed on the Land and, upon its completion, a formal casino license will be granted to Dreamworld Leisure, which will be the operating company of Dreamworld Casino (Takeo). As discussed below, we intend to slow down development of the Takeo Project in order to divert our available capital to certain potential new projects, which we believe will offer greater short- and medium-term return potential. As a result, we presently do not have a timeline for the development of the Takeo Project and do not expect to commit significant capital to the project in 2011.

On March 4, 2011, we entered into a shareholders agreement (the “Agreement”) with a local partner to form a joint venture company with the tentative name of “Dreamworld Leisure (Kampot) Limited” (the “JVC”) for the development, ownership and operation of casino project  to be located in the Kampot province of Cambodia near the Vietnam border (the “Kampot Project”).

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

Under the terms of the shareholders agreement, the JVC will apply for its own casino license and the local partner will lease to the JVC the land for a period of 25 years for an annual fee of $1.00 and we shall provide funding for all development, construction and pre-opening costs of the Kampot Project; provide all necessary EGMs and gaming tables to Dreamworld Casino (Kampot) as well as pay the local partner a lump sum of $260,000 as the balance consideration for his contributions.  We and the local partner will share the net revenue of the JVC (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the JVC’s revenue) on a 60/40 basis, respectively.  The initial project term is 25 years with renewal options.  The JVC has received the required gaming license and is awaiting the border committee approval.  Assuming the timely receipt of the latter, construction is scheduled to begin in June and be completed by the end of 2011.

Capital expenditures for the initial phase of the Kampot Project are projected to be less than $1 million as the EGMs will be sourced from our existing inventory.  The Kampot Project is for an initial term of 25 years commencing from the date of the Agreement and is subject to renewal by the parties in writing.

We continue to actively pursue casino and gaming development projects with a focus on the Indo-China region and are building a pipeline of potential projects.   While there is no guarantee we will successfully conclude any of these negotiations, given our constrained capital resources at present, we are slowing the project timeline for the Takeo Project in order to divert certain capital to these potential new projects, which we believe offer greater short- and medium-term return potential.   This adjustment to the Takeo Project development timeline does not place our gaming license or any rights to own and operate a casino in the Takeo province at risk.

Results of Operations for the Three-Month Periods Ended March 31, 2011 and 2010

Reference is made to Note 1 of the March 31, 2011 financial statements, which describes the Quasi-Reorganization performed on December 31, 2010. Because the basis of our long lived assets and intangible assets were adjusted to a new cost basis as part of the Quasi-Reorganization, depreciation and amortization in 2011 is not comparable to amounts recorded in 2010. Operations for periods prior to December 31, 2010 are labeled as being under the “old basis”, which is defined as accounting policies and estimates prior to the adoption of the Quasi-Reorganization.

Given our plan to develop casino operations in Indo-China and the shared common resources of our Dolphin operations, we reassessed our business components and have changed our reporting segments beginning in the fiscal year 2011.  As a result, we redefined our “gaming machine participation” segment as “gaming” to include revenue from future casino operations.  In addition, we consolidated our previously reported “table game products” and “non-gaming products” segments into one business segment called “other products,” which was also aligned with our internal reporting segments.  These changes do not reflect any change in the focus of the company.  All new reporting segment information has been applied retrospectively to all periods presented.

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our two business segments, namely, gaming operations and other products, for the three-month periods ended March 31, 2011 and 2010.

		Old Basis
	Three-Month Periods Ended March 31,
(amounts in thousands, except per share data)	2011	2010
Total:
Revenues	$6,235	$4,368
Gross profit	$2,380	$765
Gross margin percentage	38%	18%
Adjusted EBITDA (1)	$3,014	$1,323
Operating income/(loss)	$849	$(1,418)
Net income/(loss)	$692	$(1,663)

Earnings/(loss) per share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Weighted average common shares outstanding
Basic	116,196	114,967
Diluted	119,138	114,967

Gaming:
Revenues	$4,165	$2,836
Gross profit	$2,074	$724
Gross margin percentage	50%	26%

Other products:
Revenues	$2,070	$1,532
Gross profit	$306	$41
Gross margin percentage	15%	3%

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

A reconciliation of EBITDA, as adjusted, to the net income/(loss) is provided below.

		Old Basis
	Three-Month Periods Ended March 31,
(amounts in thousands)	2011	2010
Net income/(loss) — GAAP basis	$692	$(1,663)
Interest expense	94	122
Interest income	(23)	(12)
Income tax expenses	139	235
Depreciation and amortization	1,889	2,231
Stock-based compensation expense	223	294
Impairment of assets	—	116
EBITDA, as adjusted	$3,014	$1,323

Total revenues increased approximately $1.8 million to $6.2 million for the three-month period ended March 31, 2011 compared to approximately $4.4 million in the same period of the prior year due to revenue increases in both operating segments.  Revenue from gaming operations increased as a result of higher gaming revenue due to higher average net win per machine and number of EGM seats in operation for our participations contracts.  Other products sales increased as a result of higher gaming chip sales to existing customers and increased automotive component orders from major customers compared to the same period last year.

Gross profit increased approximately $1.6 million to $2.4 million for the three-month period ended March 31, 2011 compared to approximately $765,000 in the same period of the prior year primarily as a result of higher revenue from gaming and other products operations while total gaming depreciation and amortization expenses were flat compared to the prior year period.

Operating income increased approximately $2.2 million to $849,000 for the three-month period ended March 31, 2011 compared to an operating loss of approximately $1.4 million in the same period of the prior year.  Net income increased approximately $2.4 million to $692,000 compared to a net loss of approximately $1.7 million for the same period in the prior year.  The increase in operating and net income was primarily the result of higher gaming revenue and significantly reduced operating expenses.

Gaming Operations

Revenues from our gaming operations currently consist solely of our EGM participation operations.

		Old Basis
	Three-Month Periods Ended March 31,
(amounts in thousands, except per unit data)	2011	2010
Net revenue to the Company
Cambodia	$3,360	$2,003
Philippines	805	833
Consolidated total	$4,165	$2,836

Average net win per unit per day(1)
Cambodia	$224	$194
Philippines	$58	$56
Consolidated total	$134	$107

	Three-Month Periods Ended March 31,
	2011	2010
EGM seats in operation
Cambodia	726	551
Philippines	912	833
Consolidated total	1,638	1,384

(1)          Average net win figures exclude EGM seats in operation during venues’ soft launch opening periods, if applicable, and EGM seats in venues for which revenues are recognized on a cash basis.  During the three-month period ended March 31, 2011, one venue in Cambodia operated during a soft launch with a total of 60 EGM seats as of March 31, 2011 and one venue in the Philippines recognized revenue on a cash basis with 106 EGM seats as of March 31, 2011.

Revenue from our gaming operations during the three-month period ended March 31, 2011 increased approximately $1.4 million to $4.2 million compared to revenue of approximately $2.8 million in the same period of the prior year. The increase in revenue was primarily the result of a higher number of EGM seats in operation and higher average net win per machine compared to the prior year.

Gross profit from gaming operations increased approximately $1.4 million to $2.1 million for the three-month period ended March 31, 2011 compared to approximately $724,000 in the same period of the prior year as revenue from our gaming operations increased significantly and the related depreciation and amortization expenses were  flat compared to the prior year period. Cost of sales for the three-month period ended March 31, 2011 included approximately $1.2 million depreciation of EGMs, $619,000 amortization of casino contract and $282,000 of other expenses.

As of March 31, 2011, we had a total of 2,055 EGM seats of which 417 were held in inventory and 1,638 were in operation.  Of the 1,638 EGM seats in operation, 726 were in operation in two venues in Cambodia and 912 were in operation in six venues in the Philippines. Of our 912 EGM seats in operation in the Philippines, we recognized revenue on gaming activities occurring on 806 seats in five venues and deferred revenue for the remaining 106 seats in one venue because the collection from this venue is not yet reasonably assured. However, our EGMs remain in operation at this venue as we are actively engaged in discussions with the venue owner to reach an amicable solution.

	March 31, 2011			December 31, 2010
(amounts in thousands)	Units		Carrying Value	Units	Carrying Value
EGMs and systems used in operations	1,638	*	$9,198	1,547	$10,266
EGMs and systems held for future use	417		2,285	492	2,094
Total EGMs and systems	2,055		$11,483	2,039	$12,360

* Included 16 seats of EGMs which are currently held on trial subject to achieving of certain performance prior to acceptance and as a result their carrying value is not yet included.

Our gaming operations in Cambodia consist primarily of our EGM participation operations within NagaWorld.  NagaWorld is a luxury casino resort in Phnom Penh, Cambodia that operates under an exclusive casino license in a designated area around the capital of Phnom Penh and is currently the only gaming establishment in this area.

In December 2008, we established a relationship with NagaWorld Limited to place EGMs on a participation basis at NagaWorld and jointly operate those EGMs with NagaWorld.  Due to our successful performance, we subsequently signed additional participation contracts with NagaWorld and increased our EGM seats in operation in NagaWorld.

During the year ended December 31, 2009, we placed 440 EGM seats in prime locations of NagaWorld’s casino resort pursuant to three contracts between us and NagaWorld.  On December 30, 2009, we entered into another contract with NagaWorld entitled Machines Operation and Participation Consolidation Agreement (the “Consolidation Agreement”).  The Consolidation Agreement: (a) provided for our exercise of the option granted by NagaWorld pursuant to an option deed dated July 25, 2009 to place an additional 200 EGMs on a participation basis at NagaWorld’s casino resort; and (b) with effect from the date of the Consolidation Agreement, superseded and replaced the three previous agreements executed with NagaWorld dated December 13, 2008 (“December 08 Agreement”), June 15, 2009 (“June 09 Agreement”) and July 25, 2009 (“July 09 Agreement”) (collectively, the “Previous Agreements”) which covered the operation of 440 EGMs at the NagaWorld Casino.

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

Pursuant to the terms of the Consolidation Agreement, we and NagaWorld have joint control over the operation of a total of 640 EGMs (comprising the 200 additional EGMs and the existing 440 EGMs placed and in operation pursuant to the Previous Agreements), including floor staff and respective audit rights. We and NagaWorld share the win per unit per day from all the 640 EGMs and certain operating costs related to marketing and floor staff at a 25% / 75% split, respectively (subject to our right to receive 100% of the win per unit per day from certain EGMs during a certain period of time as described below). Win per unit per day from all the 640 EGMs are settled and distributed daily to us. The Consolidation Agreement is for a term of six years commencing March 1, 2010.

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

On May 25, 2010, we entered into a supplemental agreement (“Supplemental Agreement”) with NagaWorld to place an additional 30 EGMs on a participation basis at NagaWorld casino resort.  Pursuant to the terms of the Supplemental Agreement, our area of operation on the lobby gaming floor of NagaWorld was expanded to include two new areas and the maximum number of EGMs that we are permitted to operate and manage in this operation area was increased by 30 seats from 640 seats to 670 seats. Save for certain modifications in relation to the aforesaid expansion of the operation area and increase in the machines number, all the existing operation terms under the Consolidation Agreement continue to apply to the 670 EGMs including the newly added 30 seats.  In consideration for entering into the Supplemental Agreement, we paid NagaWorld a commitment fee of $1.0 million on June 15, 2010.

While we and NagaWorld share the win per unit per day from the 670 EGMs at a 25%/75% split, respectively, we were entitled to 100% of the win per unit per day from the recently added 30 EGMs and the 200 EGMs placed under the Consolidation Agreement until we had received a total accumulated win per unit per day of $6.8 million from these 230 EGMs (representing the aggregate of the $4.1 million commitment fee paid for the 200 EGMs under the Consolidation Agreement, the $1.0 million commitment fee under the Supplemental Agreement and our 25% share of win per unit per day from these 230 EGMs).  We received the total accumulated win per unit per day of $6.8 million from these 230 EGMs by the end of August 2010.

Below is a table showing various agreements with NagaWorld and the respective commitment fees paid. All commitment fees were fully recouped in the third quarter of 2010.

Agreement	Number of EGM Seats	Prepaid Commitment Fees (in millions)
December 2008	200	$—
May 2009	40	1.00
August 2009	200	5.84
Previous Agreements	440	$6.84
Consolidation Agreement	200	4.10
Supplemental Agreement	30	1.00
	670	$11.94

In April 2010, we entered into a Machine Participation Agreement with a new partner in Cambodia to place approximately 60 EGM seats on a participation basis at its new casino in the Kampong Cham province of Cambodia near the Vietnam border.  Under the terms of this agreement, we have joint control over the operation of all our EGM seats, including full audit rights. We and the venue owner share the revenue and marketing costs, at a 30% / 70% split, respectively, and we receive on a monthly basis our relevant portion of the daily win in cash. The contract duration is five years, commencing January 2011.

As of May 1, 2011, we had 1,515 EGM seats in operation of which 723 seats were in operation in two venues in Cambodia and 792 EGM seats in operation in five venues in the Philippines.  On April 30, 2011, one of the Company’s venues in the Philippines with 121 EGM seats was closed.  We are working to redeploy these gaming assets to other higher-potential venues in the country.  Given this was a poorly performing venue for Company, the impact to gaming revenue as a result of the closure of this venue is expected to be negligible.

We will selectively pursue additional EGM participation contracts in the Indo-China region and continue to reallocate our gaming assets within the Philippines to focus on higher-performing venues in this market. Total company-wide EGM placements can fluctuate due to our strategic efforts to optimize average daily net wins.  In the event EGM performance at our contracted venues does not meet expectations, we may discuss with the relevant venue owners withdrawing all or a portion of our EGMs from such venues for future redeployment in new or existing venues with better performance prospects.

Other Products

Other products revenue increased approximately $538,000 to $2.1 million for the three-month period ended March 31, 2011 compared to approximately $1.5 million in the corresponding period of the prior year.  Other products revenue for the three-month period ended March 31, 2011 consisted of approximately $1.8 million in non-gaming product sales and $241,000 in gaming chip and plaque sales compared to $1.4 million and $121,000, respectively in the same period of the prior year.  The consolidated increase was mainly a result of an increase in sales to our non-gaming customers as they increased their production for the period.

Gross profit on other products increased approximately $265,000 to $306,000 in the three-month period ended March 31, 2011 compared to approximately $41,000 in the corresponding period of the prior year due to higher sales and production volumes and resulting production efficiencies during the three-month period ended March 31, 2011.

Operating Expenses

The following is a schedule of expenses on a consolidated basis:

		Old Basis
	Three-Month Periods Ended March 31,
(amounts in thousands)	2011	2010
Selling, general and administrative	$1,188	$1,422
Stock-based compensation expense	223	294
Product development expenses	80	85
Depreciation and amortization	30	229
Restructuring charges	10	37
	$1,531	$2,067

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $234,000 to $1.2 million for the three-month period ended March 31, 2011 compared to $1.4 million in the same period of the prior year period due to our cost reduction initiatives.  Salaries and wages expense declined approximately $228,000 as a result of headcount reductions. Travel decreased by approximately $30,000 due to concerted efforts to reduce employee travel to the bare minimum. Rent, office supplies and other expenses decreased by approximately $73,000 due to various cost reduction initiatives while bad debt provision increased by approximately $79,000 due to collections from a venue operator in the Philippines were not reasonably assured. Legal expense and external consultancy and accounting fees increased approximately $18,000 due to expenses related to the set-up of new corporate entities for our growth initiatives.

Stock-Based Compensation Expense

Stock-based compensation expense decreased approximately $71,000 to $223,000 for the three-month period ended March 31, 2011 compared to $294,000  in the corresponding period of the prior year primarily due to fewer new stock compensation granted to senior management during the first quarter of 2011 as compared to the prior year period.

Product Development Expenses

Product development expenses decreased approximately $5,000 to $80,000 for the three-month period ended March 31, 2011 compared to approximately $85,000 in the prior year period as a result of stabilized activities for new product development for other products division, specifically gaming chips and plaques.

Depreciation and Amortization Expenses

Total depreciation and amortization expenses decreased approximately $199,000 to $30,000 for the three-month period ended March 31, 2011 compared to $229,000 in the prior year period.  The decrease was primarily a result of the reduction in the value of intangibles by approximately $2.4 million following the impairment charges recorded in December 2010.

Restructuring Charges

During the three-month periods ended March 31, 2011 and 2010, we incurred restructuring charges of approximately $10,000 and $37,000, respectively, for the severance wages and benefits related to the termination of employees.

Other Income/(Expenses)

		Old Basis
	Three-Month Periods Ended March 31,
(amounts in thousands)	2011	2010
Interest expense and finance fees	$(94)	$(122)
Interest income	23	12
Foreign currency (losses)/gains	(7)	9
Other	60	91
Total	$(18)	$(10)

Interest Expense and Finance Fees

Interest expense and finance fees decreased approximately $28,000 to $94,000 for the three-month period ended March 31, 2011 compared to approximately $122,000 in the same period of the prior year primarily due to the capitalization of interest expense to the casino development project starting from the third quarter of 2010.

Interest Income

Interest income increased approximately $11,000 to $23,000 for the three-month period ended March 31, 2011 compared to approximately $12,000 in the same period of the prior year as a result of a higher weighted average balance of cash and cash equivalents held.

Foreign Currency Transactions

Foreign currency losses were approximately $7,000 for the three-month period ended March 31, 2011 compared to gains of approximately $9,000 for the same period in the prior year. The losses in the three-month period ended March 31, 2011 resulted primarily from the appreciating value of the U.S. dollar denominated payables from our Philippines operations, whose functional currency is the Philippine peso.

Other

Other income decreased approximately $31,000 to $60,000 for the three-month period ended March 31, 2011 compared to approximately $91,000 in the prior year period primarily due to a decrease in grants received from the Australian government related to the other products division, specifically automotive components.

Income Tax Provisions

Our effective tax rate for the three-month period ended March 31, 2011 was approximately 16.7%.  We continue to review the treatment of tax losses and income generated in the future by our foreign subsidiaries to minimize taxation implication/costs.

		Old Basis	Increase/(Decrease)
	Three-Month Periods Ended March 31,		Dollar
(amounts in thousands)	2011	2010	Amount
Income tax provisions	$139	$235	$(96)

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

As of March 31, 2011, we had total cash and cash equivalents of approximately $12.5 million and a working capital balance of approximately $10.0 million. Our cash and working capital during the three-month period ended March 31, 2011 was positively impacted by the cash received from our operations at NagaWorld and by the repayment deferral of principal on the Trade Credit Facility. Working capital during the three-month period ended March 31, 2011 was negatively impacted by the purchase of EGMs for our gaming operations.

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

We presently expect that our capital expenditures for the remainder of 2011 for our existing plans as of the date of this report, which include the development of our Kampot Project, the purchase of EGMs, and general maintenance for our current operations will be approximately $2 million to $4 million.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our capital expenditures for our Kampot Project, the purchase of EGMs, and debt repayments for 2011, based on:

•	our strict cost control efforts;
•	strong cash flow from NagaWorld operations given approximately 670 EGM seats in operation and average WUD of approximately $200 from this venue; and
•

our assumption that we will be successful in our endeavors to improve the revenue base by focusing our placement of EGMs in strong performing venues and plans to provide value-added services, such as promotion and marketing advisory services, to certain venues with a goal to improving net win per machine; and

•	our cash balance of $12.5 million as of March 31, 2011.

As noted above, however, we are currently pursuing additional casino and gaming projects. While there is no guarantee we will successfully conclude these negotiations, if we were to secure these projects we would require additional capital expenditure in the remainder of 2011 beyond the $2 million to $4 million currently contemplated.   At this time, we are unable to predict the amount of additional capital that could be required in 2011 from these potential projects.  Where possible, we intend to fund our casino and gaming projects from our cash flow from operations and cash on hand.  Further, we will seek to structure the development of these projects in phases to better control and pace the related expenditure of capital.  However, should we commit to large projects or to the concurrent development of multiple casino and gaming projects, we may need additional capital. We would endeavor to obtain any required additional capital from various financing sources including commercial debt financing and the sale of our debt or equity securities. However, there are no commitments or arrangements in place as of the date of this report for our receipt of additional capital and there is no assurance we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flows Summary

		Old Basis
	Three-Month Periods Ended March 31,
(amount in thousands)	2011	2010	Increase/(Decrease)
Cash provided by/ (used in):
Operations	$2,724	$1,783	$941
Investing	(450)	(862)	412
Financing	(31)	(57)	26
Effect of exchange rate change in cash	2	40	(38)
	$2,245	$904	$1,341

Operations

Cash provided by operations was approximately $2.7 million for the three-month period ended March 31, 2011 compared to approximately $1.8 million in the same period of the prior year. The increase in cash provided by operations was primarily due to a significant improvement in net income partly offset by the increased investment in working capital.

Investing

Cash used in investing activities was approximately $450,000 for the three-month period ended March 31, 2011 compared to approximately $862,000 in the same period of the prior year.   The decrease in cash used in investing activities was a result of the purchase of fewer EGMs and related systems during the three month-period ended March 31, 2011 compared to the prior year when we purchased electronic gaming machines for our expansion at NagaWorld.

Financing

Cash used in financing activities was approximately $31,000 for the three-month period ended March 31, 2011 compared to approximately $57,000 million in the same period of the prior year.  The decrease was primarily a result of a reduction in debt balances.

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

Electronic Gaming Machines (EGM) and Systems

As a result of the Quasi-Reorganization, the carrying values of EGMs and systems were adjusted to a new cost basis and the accumulated depreciation was removed to adjust the new basis as of December 31, 2010.  Additions of EGMs and systems in 2011 are stated at cost. We depreciate new EGMs and systems over a five-year useful life and depreciate refurbished EGMs over a three-year useful life once placed in service.  Trends in market demand and technological obsolescence may require us to review and evaluate the recoverability of our investment, as well as the estimated useful lives used to depreciate these assets.

Property and Equipment

As a result of the Quasi-Reorganization, the carrying values of property and equipment were adjusted to a new cost basis and the accumulated depreciation was removed to adjust the new basis as of December 31, 2010.  Additions of property and equipment in 2011 are stated at cost. We are required to estimate salvage values and useful lives for our property and equipment.  Trends in market demand and technological obsolescence may require us to record impairment charges in accordance with the provisions of ASC 360.

Revenue Recognition

We recognize revenue when all of the following have been satisfied:

•                  persuasive evidence of an arrangement exists;

•                  the price to the customer is fixed and determinable;

•                  delivery has occurred and any acceptance terms have been fulfilled;

•                  no significant contractual obligations remain; and

•                  collection is reasonably assured.

Gaming Revenues

We earn recurring gaming revenue by providing customers with EGMs and casino management systems which track game performance and provide statistics on installed EGMs owned by us and leased to venue owners.  Revenues are recognized on the contractual terms of the participation agreements between ourselves and the venue owners and are based on our share of net winnings.

Revenues are recognized as incurred with the exception of one of our venues in which revenues are recognized as the payment for net winnings are received as the collections from this venue were not yet reasonably assured. Net winnings from this venue have been recorded as deferred revenue until the collections of such net winnings are reasonably assured. Deferred revenue was approximately $52,000 and $NIL as of March 31, 2011 and March 31, 2010.

Commitment fees paid to the venue operator where the agreement stipulates that the fees will be recovered from the daily net win sharing are capitalized as assets. As required by ASC 605-50, Customer Payments and Incentives, the cash consideration received for the portion of net winnings relating to the commitment fees is amortized as a reduction of revenue if the expected benefit from commitment fees cannot be separately identified or reasonably estimated. We had no prepaid commitment fees of as of March 31, 2011 and December 31, 2010.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are also capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts.  We had commitment fees related to contract amendment fees of approximately $531,000 and $558,000 as of March 31, 2011 and December 31, 2010, respectively.

Other Products Sales

We recognize revenue from the sale of our products to end users upon shipments against customer contracts or purchase orders. We recognize revenue from our sales to independent distributors upon shipments to the distributors against distributor contracts or purchase orders for our products.

Intangible Assets, including Casino Contracts

As a result of the Quasi-Reorganization, the carrying values of intangible assets were adjusted to a new cost basis and the accumulated amortization was removed to adjust the new basis as of December 31, 2010. Intangible assets consist of patents, trademarks and casino contracts. They are amortized on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which ranges from 5 to 13 years. The straight-line amortization method is utilized because we believe there is not a more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

We apply ASC 350, Intangibles- Goodwill and Other and ASC 360, Property, Plant and Equipment.  Under ASC 350, goodwill, prior to its write off, was no longer amortized but was subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, customer relationships and trademarks, will continue to be amortized over their useful lives.

Stock-Based Compensation

We apply ASC 718, Compensation-Stock Compensation, to account for stock-based compensation. Under the fair value recognition provisions of ASC 718, we recognize stock-based compensation expense for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation costs of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, we remeasure compensation costs each period until the service condition is complete and recognize compensation costs on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding.  Stock-based compensation expense totaled approximately $223,000 and $294,000 for the three-month periods ended March 31, 2011 and 2010 in the accompanying consolidated statements of operations.

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

We are subject to income tax examinations by tax authorities from 2004 through the present period in jurisdictions in which we operate. Currently, the U.S. Internal Revenue Service is conducting an audit of the 2008 tax return in the United States.

At the date of the Quasi-Reorganization, deferred taxes were reported in conformity with applicable income tax accounting standards described above, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities. In accordance with the Quasi-Reorganization requirements tax benefits realized in periods after the Quasi-Reorganization that were not recognized at the date of the Quasi-Reorganization will be recorded directly to equity. No tax benefits were realized during the three-month period ended March 31, 2011, so no adjustment to equity was required.

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

In July, 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-20, “Disclosures About the Credit Quality of Financing receivables and the Allowance for Credit Losses,” (ASC Topic 310, “Receivables”). The amendments in the update require more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of the nature of an entity’s credit risk associated with its financing receivables and the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The amendments in the update are effective for the first interim or annual reporting period ending on or after December 15, 2010. Because ASU No. 2010-20 applies primarily to financial statement disclosures, it did not have a material impact on the consolidated financial position, results of operations and cash flows.

In April 2010, the FASB issued ASU 2010-16, “Accruals for Casino Jackpot Liabilities,” (ASC Topic 924, “Entertainment—Casinos”). The amendments in this update clarify that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Instead, jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This update applies to both base and progressive jackpots. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company adopted this statement and there was no impact on the consolidated financial position, results of operations or cash flows..

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.    Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2011.

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1A.      Rick Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 30, 2011.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2011, we granted stock awards totaling 416,666 shares of our common stock to an employee. The shares were issued pursuant to the exemption from registration set forth at Section 4(2) of the Securities Act of 1933.

Item 6.            Exhibits

Exhibit No.	Description	Method of Filing

10.1	Restricted Stock Agreement between Registrant and Clarence Chung dated as of February 14, 2011 *	Filed as an Exhibit 10.61 to Registrant’s Annual Report on Form 10-K filed on March 30, 2010

10.2	Shareholders Agreement dated March 4, 2011 between Registrant and Mey Thoul, a Cambodia individual	Filed as an Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 8, 2011

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

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

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	May 16, 2011	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	May 16, 2011	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Chief Accounting Officer