Form 10-Q
period 2011-06-30
Entertainment Gaming Asia Inc.
filed 2011-08-15
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 1, 2011, 118,759,393 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.                                   Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,015	$10,217
Accounts receivable, net	2,240	2,854
Other receivables	220	101
Inventories	1,942	1,064
Assets held for sale	407	422
Prepaid expenses and other current assets	747	1,051
Total current assets	19,571	15,709

Electronic gaming machines and systems, net	10,470	12,360
Casino contracts	11,565	12,790
Property and equipment, net	2,304	1,941
Intangible assets, net	128	140
Contract amendment fees	504	558
Prepaids, deposits and other assets	1,170	561
Total assets	$45,712	$44,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$772	$1,062
Amounts due to a related party	14	14
Accrued expenses	1,701	2,225
Income tax payable	140	—
Deferred revenue	64	—
Notes payable to a related party, current portion	6,058	2,991
Capital lease obligations, current portion	171	164
Customer deposits and other current liabilities	312	251
Total current liabilities	9,232	6,707

Notes payable to a related party, net of current portion	3,144	6,211
Capital lease obligations, net of current portion	234	307
Other liabilities	507	441
Deferred tax liability	73	71
Total liabilities	13,190	13,737

Stockholders’ equity:
Common stock, $.001 par value, 300,000,000 shares authorized; 118,739,393 and 116,189,394 shares issued and outstanding	119	116
Additional paid-in-capital	30,684	29,638
Accumulated other comprehensive income	719	568
Retained earnings since January 1, 2011 ($386.1 million accumulated deficit eliminated)	999	—
Total EGT stockholders’ equity	32,521	30,322
Non-controlling interest	1	—
Total stockholders’ equity	32,522	30,322
Total liabilities and stockholders’ equity	$45,712	$44,059

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

		Old Basis		Old Basis
	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2011	2010	2011	2010
Revenues:
Gaming	$4,553	$3,539	$8,718	$6,374
Other products	2,165	1,526	4,235	3,058
Total Revenues	6,718	5,065	12,953	9,432

Operating costs and expenses:
Cost of gaming machine participation
Electronic gaming machine depreciation	1,197	1,970	2,387	3,857
Casino contract amortization	607	—	1,225	—
Other operating costs	287	206	569	432
Cost of other products	1,898	1,493	3,662	2,984
Selling, general and administrative expenses	1,169	1,516	2,368	2,937
Stock-based compensation expenses	799	246	1,022	540
Impairment of assets	—	75	—	191
Product development expenses	133	372	213	456
Depreciation and amortization	29	229	60	458
Restructuring charges	—	210	—	247
Total operating costs and expenses	6,119	6,317	11,506	12,102

Income/(loss) from operations	599	(1,252)	1,447	(2,670)

Other income/(expense):
Interest expense and finance fees	(106)	(84)	(200)	(206)
Interest income	18	25	41	38
Foreign currency losses	(17)	(69)	(24)	(60)
(Loss)/gain on dispositions	(152)	5	(152)	4
Other	67	61	127	152
Total other expenses	(190)	(62)	(208)	(72)

Income/(loss) before income tax	409	(1,314)	1,239	(2,742)

Income tax expense	(102)	(220)	(240)	(455)
Net income/(loss)	$307	$(1,534)	$999	$(3,197)

Attributable to:
Equity shareholders	$307	$(1,534)	$999	$(3,197)
Non-controlling interest	—	—	—	—
	$307	$(1,534)	$999	$(3,197)

Earnings/(loss) per share:
Basic	$0.00	$(0.01)	$0.01	$(0.03)
Diluted	$0.00	$(0.01)	$0.01	$(0.03)

Weighted average common shares outstanding
Basic	118,068	115,879	117,137	115,426
Diluted	120,387	115,879	119,740	115,426

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

		Old Basis
	Six-Month Periods Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income/(loss)	$999	$(3,197)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Deferred income tax	71	455
Foreign currency losses	24	12
Depreciation of electronic gaming machines and systems and property and equipment	2,543	4,343
Amortization of casino contract	1,225	—
Amortization of intangible assets	12	203
Stock-based compensation expenses	1,022	540
Loss/(gain) on disposition of assets	152	(4)
Impairment of assets	—	191
Provision for bad debt expenses	56	—
Provision for tax receivables	—	27
Changes in operating assets and liabilities:
Accounts receivable and other receivables	527	639
Inventories	(795)	(200)
Prepaid expenses and other current assets	334	46
Prepaids, deposits and other assets	(622)	(119)
Prepaid commitment fees	—	2,757
Contract amendment fees	54	(611)
Accounts payable	(322)	83
Amount due to a related party	—	(18)
Income tax payable	140	—
Deferred revenue	64	—
Accrued expenses and other current liabilities	(525)	(527)
Customer deposits and others	17	276
Net cash provided by operating activities	4,976	4,896

Cash flows from investing activities:
Purchase of property and equipment	(234)	(173)
Purchase of electronic gaming machines, systems and deposits paid	(657)	(1,547)
Other capital expenditures	(255)	(893)
Proceeds from sale of electronic gaming machines, property and equipment	46	50
Net cash used in investing activities	(1,100)	(2,563)

Cash flows from financing activities:
Repayment of short-term debt and leases	(84)	(112)
Exercise of stock options	26	—
Net cash used in financing activities	$(58)	$(112)

Effect of exchange rate changes on cash	(20)	(47)
Increase in cash and cash equivalents	3,798	2,174
Cash and cash equivalents at beginning of period	10,217	4,190
Cash and cash equivalents at end of period	$14,015	$6,364

Supplemental disclosure of cash flow information
Interest paid	$229	$16
Income tax paid	$29	$66

Non-cash investing and operating activities:
Purchase of land and other project costs reported as accrued expense and other current liabilities	$—	$(955)
Non-cash financing activities:
Issuance of restricted/performance stock	$672	$249

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

In applying Quasi-Reorganization accounting as of December 31, 2010, the Company followed these principles:

•                           The fair value of assets was determined in conformity with the procedures specified by ASC 805, Business Combinations. Casino contracts were recognized as intangible assets and the sum of the fair values of assets and liabilities exceeded net book value at the date of Quasi-Reorganization. In compliance with SEC guidelines, no write-up of net assets should be recorded as a result of the Quasi-Reorganization; therefore, the excess of fair value over existing net book value was reallocated as a pro rata reduction to the computed fair value of non-current assets.

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

As of December 31, 2010, the current assets and liabilities were stated at fair value; therefore, no fair value adjustment was needed. With the assistance from an independent third-party valuation firm, the Company computed the total fair value for its non-current assets. In accordance with ASC 852-20-S99 SAB Topic 5, a Quasi-Reorganization should not result in a write-up of net assets. Therefore, the total excess fair value over the original net asset value was allocated as a pro rata reduction to the computed fair value of non-current assets.

Below is a summary of non-current assets as of December 31, 2010 and the adjusted fair value for each non-current asset item after reallocation.

	As of 12/31/2010 Original Asset Cost Prior to	Quasi-Reorganization Adjustments				Adjusted Carrying Value
(amounts in thousands)	Quasi- Reorganization	Computed Fair Value	% of Fair Value	Excess Value Reallocation	% of Reallocation	After Quasi- Reorganization
Non current assets:
Electronic gaming machines and systems	22,216	26,212	44.5%	(13,852)	44.5%	12,360
Casino contracts	—	27,123	46.0%	(14,333)	46.0%	12,790
Property and equipment	4,092	4,116	7.0%	(2,175)	7.0%	1,941
Intangible assets	297	297	0.5%	(157)	0.5%	140
Contract amendment fees	1,184	1,184	2.0%	(626)	2.0%	558
Deposits and other assets	561	561				561

Total assets	28,350	59,493	100%	(31,143)	100%	28,350

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

As a result of the Quasi-Reorganization, consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2011 and June 30, 2010 are not comparable.  The statements of operations and cash flows for the three-month and six-month periods ended June 30, 2011 reflect depreciation and amortization of the assets using the basis described above from the Quasi-Reorganization, and the statements of operations and cash flows for the three-month and six-month periods ended June 30, 2010 are prepared on the Company’s historical basis of accounting.  As such, operations and cash flows for periods prior to December 31, 2010 are labeled as being under the “old basis,” which is defined as accounting policies and estimates prior to the adoption of the Quasi-Reorganization.

Note 2.   Description of Business and Significant Accounting Policies

The principal business activities of the Company are its gaming operations, which include the owning and leasing of electronic gaming machines (EGMs) placed in premier hotels and other venues and the development and future operation of casinos and gaming establishments in select emerging markets in Asia.  Also, through its subsidiaries, Dolphin Products Pty Limited and Dolphin Advanced Technologies Pty Ltd., the Company develops and distributes certain products, which include traditional and RFID casino chips and plaques and component parts for the automotive industry.

In May 2010, the Company formed two legal entities in Cambodia for the purpose of acquiring a parcel of land and the development of a casino project in the Takeo Province, Cambodia. The Company maintains the effective control of the landholding company through certain shareholders arrangements and the other entity is a wholly-owned subsidiary of the Company and, therefore their assets, liabilities and the results of operations are incorporated into the Company’s consolidated financial statements.

In March 2011, the Company formed a joint venture company in Cambodia with a local partner for the development, ownership and operation of a casino project in the Kampot Province, Cambodia. Net revenue of the joint venture company (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the joint venture company’s revenue) will be shared on a 60/40 basis between the Company and the relevant local partner.

In May 2011, the Company agreed to form a joint venture company with another local partner in Cambodia for the development, ownership and operation of a casino project in the Pailin Province, Cambodia.  Under the terms of the relevant shareholders agreement, the local partner agreed to lease to the joint venture company certain real property upon which the casino project was to be developed for an annual fee of $1 and all profits (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the joint venture company’s revenue) of the casino project were to have been split between the Company and the relevant local partner on a 55:45 basis.  In June 2011, the Company formed a legal entity in Cambodia to handle the project.  In July 2011, the local partner agreed with the Company to revise the cooperation structure for the casino project by terminating the joint venture structure and entering into new agreements pursuant to which (a) the Company will be the sole owner of  the project company, (b) the local partner’s profit participation will be reduced from 45% to 20% and (c) the Company will pay a fair monthly rental to the relevant local partner for the lease of the casino project property.

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

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents.  The Company places its cash and temporary investments with financial institutions.  As of June 30, 2011, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $13.8 million.

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

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) ASC 360, Property, Plant and Equipment.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition.  If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There were no impairment charges for long-lived assets for the three-month and six-month periods ended June 30, 2011. The Company recorded impairment charges of approximately $75,000 and $191,000 during the three-month and six-month periods ended June 30, 2010 mainly related to the write-off of infrastructure costs due to the closure of one under-performing contracted gaming venue in the Philippines.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid value-added taxes in foreign countries, and restricted deposits as lease security.  The Company had restricted deposits in the amounts of $458,000 and $118,000 as of June 30, 2011 and December 31, 2010, respectively, in the form of certificates of deposits as security on leases.  Restrictions will be removed in February 2012 ($120,000), in December 2013 ($171,000) and in January 2014 ($167,000) respectively upon termination of the leases.  Restricted cash has been recorded in deposits and other assets in the accompanying consolidated balance sheets.

Electronic Gaming Machines (EGMs) and Systems

As a result of the Quasi-Reorganization, the asset carrying values of EGMs and systems were adjusted to a new cost basis and the accumulated depreciation was also removed to adjust the basis as of December 31, 2010.  Additions of EGMs and systems in 2011 are stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service.  Depreciation of EGMs and systems of approximately $1.2 million and $2.0 million and $2.4 million and $3.9 million were included in cost of gaming in the consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, respectively.

Property and Equipment

As a result of the Quasi-Reorganization, the asset carrying values of property and equipment were adjusted to a new cost basis and the accumulated depreciation was removed to adjust the basis as of December 31, 2010. Additions of property and equipment in 2011 are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to five years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period so long as renewal is reasonably assured. Depreciation of property and equipment of approximately $58,000 and $117,000 and $108,000 and $231,000 were included in cost of operations (other products) in the consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, respectively.

Intangible Assets, Including Casino Contracts

As a result of the Quasi-Reorganization, the asset carrying values of goodwill and intangible assets were adjusted to a new cost basis and the accumulated amortization was removed to adjust the basis as of December 31, 2010. Intangible assets consist of patents, trademarks and casino contracts. They are amortized on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which ranges from five to ten years. The straight-line amortization method is utilized because the Company believes there is not a more reliably determinable method of reflecting the pattern for which the economic benefits of the intangible assets are consumed or otherwise used.  Amortization expenses were approximately $612,000 and $101,000 and $1.2 million and $203,000 for the three-month and six-month periods ended June 30, 2011 and 2010, respectively.

The Company measures and tests intangible assets for impairment in accordance with ASC 350, Intangible — Goodwill and Other, and ASC 360, Property, Plant and Equipment, at least annually on December 31 or more often if there are indicators of impairment. Impairment testing for goodwill, prior to its write off, and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values.  While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values.  Impairment charges relating to intangible assets were $NIL for the three-month and six-month periods ended June 30, 2011 and 2010.

Litigation and Other Contingencies

In performance of its ordinary course of business operations, the Company is subject to risk of various legal matters, litigation and claims of various types.  The Company has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies.  The status of a significant claim is summarized in Note 17.

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

Revenues are recognized as incurred with the exception of one of the Company’s venues in which revenues are recognized as the payment for net winnings are received as the collections from this venue are not yet reasonably assured. Net winnings from this venue have been recorded as deferred revenue until the collections of such net winnings are reasonably assured. Deferred revenue was approximately $64,000 and $NIL as of June 30, 2011 and December 31, 2010, respectively.

Commitment fees paid to the venue operator for which the agreement stipulates that the fees will be recovered from the daily net win sharing are capitalized as assets. As required by ASC 605-50, Customer Payments and Incentives, the cash consideration received for the portion of net winnings relating to the commitment fees is amortized as a reduction of revenue if the expected benefit from commitment fees cannot be separately identified or reasonably estimated. The Company had no prepaid commitment fees as of June 30, 2011 and December 31, 2010, respectively.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are also capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts.  The Company had commitment fees related to contract amendment fees of approximately $504,000 and $558,000 as of June 30, 2011 and December 31, 2010, respectively.

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

Stock-based compensation expenses totaled approximately $799,000 and $246,000 and $1.0 million and $540,000 for the three-month and six-month periods ended June 30, 2011 and 2010, respectively.

Product Development

Product development expenses are charged to expense as incurred.  Employee related costs associated with product development are included in product development expenses. Product development expenses were approximately $133,000 and $372,000 and $213,000 and $456,000 for the three-month and six-month periods ended June 30, 2011 and 2010, respectively.

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

At the date of the Quasi-Reorganization, deferred taxes were reported in conformity with applicable income tax accounting standards described above, net of applicable valuation allowances.  Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities. In accordance with the Quasi-Reorganization requirements, tax benefits realized in periods after the Quasi-Reorganization that were not recognized at the date of the Quasi-Reorganization will be recorded directly to equity.  No tax benefits were realized during the three-month and six-month periods ended June 30, 2011, so no adjustment to equity was required.

Earnings/(Loss) Per Share

Basic earnings/(loss) per share is computed by dividing the reported net earnings/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options during the year. The computation of diluted earnings per share excludes the impact of stock options and warrants that are anti-dilutive. For the three-month and six-month periods ended June 30, 2010, all stock options and warrants were anti-dilutive due to losses.

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

Fair Value Measurements

Fair value is defined under ASC 820, Fair Value Measurements and Disclosures, as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard establishes a fair value hierarchy based on three levels of input, of which the first two are considered observable and the last unobservable.

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

As of June 30, 2011, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (ASC Topic 220, Comprehensive Income). In this update an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be effective for public entities as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption of the amendments is permitted. The Company is currently evaluating for application in its 2011 financial statements, but given the relative immateriality of the Company’s other comprehensive income, it does not expect  adoption to have a significant impact on its overall financial statement presentation.

In May 2011, the FASB issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS, (ASC Topic 820, Fair Value Measurements and Disclosures). This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. This update does not apply to share-based payment transactions, inventories, leases and business combinations. The Company does not expect the adoption of the update will have significant impact on its fair value measurement or its disclosures.

In April 2011, the FASB issued ASU 2011-03 Reconsideration of Effective Control for Repurchase Agreements, (ASC Topic 860, Transfers and Servicing). The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This update is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not currently have any repurchase agreements, but it will evaluate the applicability of the ASU again for its 2012 financial reporting.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (ASC Topic 805, Business Combinations). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the update is not currently applicable but will be evaluated if the Company completes a business combination in the future.

In April 2010, the FASB issued ASU 2010-16, Accruals for Casino Jackpot Liabilities, (ASC Topic 924, Entertainment—Casinos). The amendments in this update clarify that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Instead, jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This update applies to both base and progressive jackpots. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company adopted this statement at the beginning of 2011 and there was no impact on the consolidated financial position, results of operations or cash flows.

Note 3.                                  Segments

After reassessing the Company’s business components and its plan to develop casino operations in Indo-China, the Company has changed its reporting segments beginning in the fiscal year 2011.  The Company consolidated its previously reported “table game products” and “non-gaming products” segments into one business segment as “other products,” which was also aligned with its internal reporting segments. Also, the Company redefined its “gaming machines participation” segment as “gaming” to include revenue from future casino operations. As a result of the change, the Company disclosed the new segment information and applied this retrospectively to all periods presented. The Company currently conducts business in two operating segments: (i) gaming operations, which includes electronic gaming machine (EGM) participation and casino operations; and (ii) other products operations, which consist of the design, manufacture and distribution of gaming chips and plaques and other plastic products, primarily automotive components. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.

The following table presents the financial information for each of the Company’s operating segments.

		Old Basis		Old Basis
	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2011	2010	2011	2010
Revenues:
Gaming operations	$4,553	$3,539	$8,718	$6,374
Other products	2,165	1,526	4,235	3,058
Total revenues	$6,718	$5,065	$12,953	$9,432

Operating income/(loss):
Gaming operations gross margin(1)	$2,462	$1,288	$4,537	$1,894
Other products operations gross margin	267	33	573	74
Corporate and other operating costs and expenses	(2,130)	(2,573)	(3,663)	(4,638)
Total operating income/(loss)	$599	$(1,252)	$1,447	$(2,670)

Depreciation and amortization:
Gaming operations	$1,804	$1,970	$3,612	$3,857
Other products operations	63	217	119	435
Corporate	24	129	49	254
Total depreciation and amortization	$1,891	$2,316	$3,780	$4,546

(1)  Calculation of gaming operations gross margin includes impairment of assets.

Geographic segment revenues for the three-month and six-month periods ended June 30, 2011 and 2010 are as follows:

		Old Basis		Old Basis
	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amount in thousands)	2011	2010	2011	2010
Cambodia	$3,716	$2,620	$7,077	$4,622
Macau	192	148	257	221
Philippines	837	919	1,641	1,752
Other Asian countries	218	92	401	202
Australia	1,436	1,138	3,033	2,297
Europe	207	88	381	196
Other	112	60	163	142
	$6,718	$5,065	$12,953	$9,432

For the three-month and six-month periods ended June 30, 2011 and 2010, the largest customer in the gaming segment represented 81% and 74% and 80% and 73%, respectively, of total gaming revenue.  For the three-month and six-month periods ended June 30, 2011 and 2010, the largest customer in the other products segment represented 25% and 26% and 22% and 25%, respectively, of total other products sales.

Note 4.                                  Inventories

Inventories consist of the following:

(amounts in thousands)	June 30, 2011	December 31, 2010
	(Unaudited)
Spare parts	$154	$105
Raw materials	1,464	680
Finished goods	324	279
	$1,942	$1,064

Note 5.                                  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(amounts in thousands)	June 30, 2011	December 31, 2010
	(Unaudited)
Prepaid taxes	$289	$239
Prepayments to suppliers	300	783
Deposits on EGM orders	158	29
	$747	$1,051

Note 6.             Receivables

Accounts and other receivables consist of the following:

(amounts in thousands)	June 30, 2011	December 31, 2010
	(Unaudited)
Trade accounts	$2,296	$2,854
Other	220	101
	2,516	2,955
Less: allowance for doubtful accounts	(56)	—
Net	$2,460	$2,955

The Company recorded bad debt (recoveries)/expenses of approximately $(23,000) and $NIL and $56,000 and $NIL for the three-month and six-month periods ended June 30, 2011 and 2010, respectively.  All the above receivables are current.

Note 7.             Electronic Gaming Machines and Systems

As a result of the Quasi-Reorganization, the asset carrying values were adjusted to a new cost basis and the accumulated depreciation of EGMs and systems were also removed to adjust the basis as of December 31, 2010. Additions of EGM and systems in 2011 are stated at cost.

The major categories of EGMs and systems and accumulated depreciation consist of the following:

(amounts in thousands)	Useful Life (years)	June 30, 2011	December 31, 2010
		(Unaudited)
EGMs	3 – 5	$11,874	$11,379
Systems	5	964	981
		12,838	12,360
Less: accumulated depreciation		(2,368)	—
		$10,470	$12,360

Depreciation expenses for the three-month and six-month periods ended June 30, 2011 and 2010 were approximately $1.2 million and $2.0 million and $2.4 million and $3.9 million, respectively, which were recorded in cost of gaming in the consolidated statements of operations.  Due to the Quasi-Reorganization, depreciation expenses are not comparable between 2011 and 2010 as the basis of the assets is different.

Note 8.             Property and Equipment

As a result of the Quasi-Reorganization, the asset carrying values were adjusted to a new cost basis and the accumulated depreciation of property and equipment were also removed to adjust the basis as of December 31, 2010. Additions of property and equipment in 2011 are stated at cost.

Property and equipment consist of the following:

(amounts in thousands)	Useful Life (years)	June 30, 2011	December 31, 2010
		(Unaudited)
Equipment and vehicles, furniture and fixtures	3 – 5	1,175	930
Land and other project costs	—	1,224	969
Leasehold improvements	5	63	42
		2,462	1,941
Less: accumulated depreciation		(158)	—
		$2,304	$1,941

Note 9.             Intangible Assets, including Casino Contracts

In accordance with ASC 350, Intangibles—Goodwill and Other, and ASC 360, Property, Plant, and Equipment, the Company reviews intangible assets for impairment on an annual basis at December 31 or more frequently if events or circumstances indicate that the carrying values may not be recoverable. No circumstances during the three-month and six-month periods ended June 30, 2011 indicated any further impairment provisions were necessary.

As a result of the Quasi-Reorganization, the asset carrying values were adjusted to a new cost basis and the accumulated amortization was also removed to adjust the basis and casino contracts were newly recognized as intangible assets as of December 31, 2010 to reflect the value of existing contracts in the Philippines and Cambodia operations. Subsequent additions of intangible assets, if any, are stated at cost.

The Company’s definite-life intangible assets are subject to amortization as follows:

(amounts in thousands)	Useful Life (years)	June 30, 2011	December 31, 2010
		(Unaudited)
Patents	10	$114	$114
Trademarks	10-13	26	26
Less: accumulated amortization		(12)	—
Intangible assets, net		$128	$140

Casino contracts	5-6	12,790	12,790
Less: accumulated amortization		(1,225)	—
Casino contracts, net		$11,565	$12,790

Note 10.           Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist of the following:

(amounts in thousands)	June 30, 2011	December 31, 2010
	(Unaudited)
Office equipment rental deposits	$35	$48
Restricted cash	458	118
Prepaid tax	429	394
Prepaid lease	248	—
Other	—	1
Total	$1,170	$561

Note 11.           Accrued Expenses

Accrued expenses consist of the following:

(amounts in thousands)	June 30, 2011	December 31, 2010
	(Unaudited)
Payroll and related costs	$622	$1,000
Interest	36	61
Legal, accounting and tax	218	180
Accrued tax expenses	588	608
Deferred rent	32	54
Other	205	322
Total	$1,701	$2,225

For the three-month and six-month periods ended June 30, 2011, the accrued payroll and related costs decreased mainly as a result of the payout of special performance bonuses.

Note 12.           Debt and Capital Lease Obligations

Debt and capital lease obligations consist of the following:

(amounts in thousands)	June 30, 2011	December 31, 2010
	(Unaudited)
Note payable to a related party with interest at 5%	$9,202	$9,202
Capital lease obligations to an Australian bank at various interest rates and collateralized by equipment	405	471
Total	$9,607	$9,673
Less: current portion	$(6,229)	$(3,155)
Long-term portion	$3,378	$6,518

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

On May 25, 2010, the Company entered into a third amendment (“Third Amendment”) to the Facility Agreement with EGT Entertainment Holding, pursuant to which the payment schedule of the Outstanding Principal Balance and the interest accrued thereon were further restructured in the following manner: (i) the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of approximately $458,000 to be paid by the Company in a lump sum payment on July 1, 2010; (ii)  on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company was to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (iii)  the Company is to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011.  Pursuant to the terms of the Third Amendment, the Company paid total interest of $115,000 and $229,000 for the three-month and six-month periods ended June 30, 2011 to EGT Entertainment Holding.   (See Note 14)

Note 13.           Stock-Based Compensation

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

During the six-month period ended June 30, 2011, stock options for the purchase of 3,575,000 shares of common stock were granted with a weighted average exercise price of $0.36 and weighted average fair value of $0.35 per share.  They will vest from six-month and one-day periods to three-year periods.   During the six-month period ended June 30, 2011, 416,666 shares of restricted common stock with a fair value of $0.36 per share were issued.  The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of a change in assessment of probability. During the six-month period ended June 30, 2011, 1.8 million shares of performance common stock with a fair value of $0.29 per share were issued in recognition of recipients’ contributions to the Company in 2010. These shares vested immediately when granted and related compensation expense was fully recognized on the grant date.

During the six-month period ended June 30, 2011, the Company issued 333,333 shares of common stock in connection with the exercise of outstanding stock options.

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

As of June 30, 2011, 8,869,033 stock options were exercisable with a weighted average exercise price of $1.28, a weighted average fair value of $0.19 and an aggregate intrinsic value of approximately $423,000.

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2010	11,507,767	$1.39	4.37	$1,089
Granted	3,575,000	0.36	—	—
Exercised	(333,333)	0.08	—	88
Cancelled	(1,530,400)	2.87	—	—
Outstanding as of June 30, 2011	13,219,034	$0.97	5.85	$469
Exercisable as of June 30, 2011	8,869,033	$1.28	4.13	$423

Restricted Stock

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2010	—	$—	—
Granted	2,216,666	0.30	—
Vested	(1,985,541)	0.30	—
Unvested balance as of June 30, 2011	231,125	$0.36	0.50

Warrants

A summary of the status of the Company’s warrants outstanding at June 30, 2011 and changes during the three-month and six-month periods then ended is presented in the following table.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2010	3,125,000	$2.06	0.48	$—
Expired	(1,625,000)	2.80	—	—
Exercisable as of June 30, 2011	1,500,000	$1.25	0.25	$—

Outstanding and exercisable warrants had no aggregate intrinsic value as of June 30, 2011 due to the fair market value of the Company’s stock as of that date. There were no warrants granted or exercised during the six-month period ended June 30, 2011.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options and warrants granted during the six-month periods ended June 30, 2011 and 2010:

	Six-Month Periods Ended June 30,
	2011		2010
	Low	High	Low	High
Range of values:
Expected volatility	173.32%	174.40%	129.51%	173.79%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.85	1.88	9.88
Risk-free rate	1.32%	3.43%	0.58%	2.94%

For stock-based compensation accrued to employees and non-employee directors, the Company recognizes stock-based compensation expenses for all service-based awards with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.

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

For awards with service conditions and graded vesting that were granted prior to the adoption of ASC 718, Compensation-Stock Compensation, the Company estimates the requisite service period and the number of shares expected to vest, and recognizes compensation expense for each tranche on the straight-line basis over the estimated requisite service period.

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

Subsequent to its origination, the Facility Agreement has been amended three times, mostly recently on May 25, 2010 on which date we entered into Amendment No.3 to the Facility Agreement with EGT Entertainment Holding (the “Third Amendment”), pursuant to which the Company issued a new note (the “Third Amended Note) to replace the previous terms.  Under the payment schedule of the Third Amended Note, the outstanding principal balance of $9.2 million and the interest accrued thereon were restructured in the following manner: (a)  the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of $458,000 to be paid by us in a lump sum payment on July 1, 2010; (b) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (c)  the Company to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid total interest of $115,000 and $229,000 to EGT Entertainment Holding for the three-month and six-month periods ended June 30, 2011.

As of June 30, 2011, the notes payable to EGT Entertainment Holding (see Note 12) relating to purchases of EGMs, casino management systems and other peripherals had outstanding principal amounts totaling approximately $9.2 million.

Effective January 1, 2010, the Company began sub-leasing office space from Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of the Company’s principal shareholder, EGT Entertainment Holding.

Significant revenues, purchases and expenses arising from transactions with related parties for the three-month and six-month periods ended June 30, 2011 and 2010 were as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2011	2010	2011	2010
EGT Entertainment Holding
Interest payments	$115	$—	$229	$—

Melco Crown Gaming (Macau) Limited
Trade sales of gaming products	$260	$40	$327	$40

Melco Services Limited
Technical services	$9	$7	$17	$17
Office rental	36	36	72	72
Expenses paid on behalf of the Company (net)	1	(67)	2	(83)

Note 15.           Income Taxes

The Company recorded income tax expense of approximately $102,000 and $220,000 and $240,000 and $455,000 for the three-month and six-month periods ended June 30, 2011 and 2010, respectively. The Company’s effective income tax rates for the three-month and six-month periods ended June 30, 2011 and 2010 were 24.9% and (16.7)% and 19.4% and (16.6)%, respectively. The change in effective tax rate was mainly due to an increase in EGT Cambodia’s pre-tax income, which is subject to a fixed income tax liability, in proportion to consolidated pre-tax income, and net operating loss for which no future benefit is expected.  The Company recorded additional unrecognized tax benefit for the three-month and six-month periods ended June 30, 2011, which was mainly related to withholding tax on inter-company loans provided to the Company’s foreign subsidiaries, offset by a decrease of unrecognized tax benefit related to the de-registration of a subsidiary in Macau.  The unrecognized tax benefit is likely to change in the next twelve months; however, the change cannot be reasonably estimated at the moment.  The Company’s years ended December 31, 2004 through 2010 remain subject to examination by the tax authorities.

For the three-month and six-month periods ended June 30, 2010, the Company recorded taxable income from one of its foreign operations while it incurred a net loss from operations on a consolidated basis. Such foreign operation was expected to continue to be profitable for the full year of 2010 and, accordingly, tax expense was recorded in the three-month and six-month periods ended June 30, 2010 resulting in negative effective tax rates.

Note 16.           Restructuring Charges

In accordance with ASC 420, Exit and Disposal Cost Obligations, the Company incurred restructuring charges for the three-month and six-month periods ended June 30, 2011 and 2010 of approximately $NIL and $210,000 and $NIL and $247,000, respectively.  The restructuring charges during the three-month and six-month periods ended June 30, 2010 were for severance wages and benefits related to the termination of employees.

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

On June 22, 2011, the court ruled on the motions to dismiss filed by the Company and certain of its current and former officers and directors. The district court dismissed all of Prime Mover’s claims and dismissed all of Strata’s claims except for two breach-of-contract counts against the Company.  All claims against the current and former officers and directors were dismissed. It is not known at this time whether or when the Plaintiffs may seek leave to amend their dismissed claims.

As the litigation is at a preliminary stage, it is not possible to predict the likely outcome of the case or the probable loss, if any, or the continuation of insurance coverage and, accordingly, no accrual has been made for any possible losses in connection with this matter.

Note 18.           Earnings/(loss) Per Share

Computation of the basic and diluted earnings/(loss) per share are as follows:

				Old Basis
	Three-Month Periods Ended June 30,
	2011			2010
(amounts in thousands)	Income	Number of Shares	Per Share Amount	Loss	Number of Shares	Per Share Amount
Basic
Net income/(loss) attributable to equity shareholders	$307	118,068	$0.00	$(1,534)	115,879	$(0.01)
Effect of dilutive securities
In-the-money options	—	2,319		—	—
Diluted
Net income/(loss) attributable to equity shareholders plus assumed conversion	$307	120,387	$0.00	$(1,534)	115,879	$(0.01)

For the three-month and six-month periods ended June 30, 2011, outstanding stock options of 7,202,367 shares of common stock and outstanding warrants of 1,500,000 shares of common stock were excluded from the calculation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares. For the three-month and six-month periods ended June 30, 2010, all stock options and warrants were anti-dilutive due to losses.

Note 19.           Subsequent Events

Agreement to Amend Terms of Casino Development Project in Pailin Province of Cambodia

On May 16, 2011, the Company announced its plans to enter into a shareholders’ agreement (the “Shareholders Agreement”) by one of the Company’s subsidiaries with a Cambodian individual (the “Local Partner”) with respect to our participation in a joint venture company with the name of “Dreamworld Leisure (Pailin) Limited” for development, ownership and operation of a casino located in the Pailin Province of Northwestern Cambodia near the Thailand border (the “Casino Project” or “Casino”).

Pursuant to the Shareholders Agreement, the Company had agreed with the Local Partner to jointly own a newly formed company, Dreamworld Leisure (Pailin) Limited (“DWP”), which would be the owner and operator of the Casino Project.  Under the Shareholder Agreement, the Local Partner had agreed to lease to DWP certain real property upon which the Casino Project is to be developed for an annual fee of $1 and all profits of the Casino Project were to have been split between us and the Local Partner on a 55:45 basis.  Subsequent to the date of the Shareholders Agreement, the Local Partner agreed with us to revise the cooperation structure for the Casino Project by terminating the Shareholder Agreement and entering into an Undertaking Agreement and a Lease Agreement with the Company, each dated July 12, 2011.  Under the Undertaking Agreement and a Lease Agreement: (a) the Company will be the sole owner of DWP; (b) the Local Partner’s profit participation will be reduced from 45% to 20%; and (c) the Company will pay a fair monthly rental to the Local Partner for the lease of the Casino Project property.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, are included in the “Risk Factors” section located in this report and in the “Risk Factors” section in our annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 30, 2011.

We own or have rights to certain trademarks that we used in connection with our business or products, including, but not limited to, Dolphin™. Other than this trademark, this report also makes reference to trademarks and trade names of other companies.

Overview

Due to our strategic initiatives implemented in the fiscal years 2009 and 2010, we have successfully refocused our business model and streamlined our operational structure.  This has resulted in substantial improvement in our financial performance, greater operating efficiency and the establishment of quality recurring cash flow.  As such, we have established a solid base from which to maximize returns from our core gaming operations and to pursue our future growth strategy.

While our discussion will include a comparison of operations between the periods in 2011 and 2010, comparison between two periods are difficult due to the Quasi-Reorganization performed on December 31, 2010 as described in Note 1 of the June 30, 2011 financial statements. In particular, because the basis of our long lived assets and intangible assets were revised, depreciation and amortization in 2011 is not comparable to amounts recorded in 2010.

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

Our primary focus is on our gaming operations, which presently entails the leasing of EGMs on a revenue sharing basis to gaming establishments in Cambodia and the Philippines.  We identify and secure venues for the placement of EGMs and casino management systems where warranted, which track game performance and provide statistics on each installed EGM owned and leased by us.  We contract with the venue owners or operators for the placement of the EGMs on a revenue sharing basis. In addition, we acquire and install the EGMs and other gaming systems and peripherals at the relevant gaming venues.

As of August 1, 2011, our EGM participation operations were concentrated in two countries, Cambodia and the Philippines, and totaled 1,482 EGM seats in operation in seven venues. In Cambodia, we had a total of 702 EGM seats in operation in two venues.  In the Philippines, we had a total of 780 EGM seats in operation in five venues.

In Cambodia, our EGM participation operations currently focus primarily on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918).  NagaWorld is Cambodia’s premier luxury destination gaming resort and the only licensed full service casino in a designated area around the capital city of Phnom Penh.  Our gaming operations at NagaWorld, which we jointly operate with NagaWorld, have provided us strong growth in EGM participation revenues and cash flow.  Since our first EGM installations in January 2009 of approximately 200 seats, we have dramatically grown our machine base at this venue to 670 seats under contract.

In the Philippines, our average net wins have shown modest improvement in the second quarter of 2011 primarily due to the closure of one venue in April 2011 with 121 EGM seats.  We continue our efforts to strategically manage our EGM placements to focus on growing win per day at our most promising venues and improve our growth potential in this market.  These efforts include implementing, with the support of our venue owner partners, targeted marketing programs and the redeployment, when possible, of our gaming assets from lower to higher performing venues in the market.

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

Our consolidated revenue for the three-month period ended June 30, 2011 was approximately $6.7 million, of which revenue from our gaming and other products operations comprised 68% and 32%, respectively, of consolidated revenue.  This compares to consolidated revenue of approximately $5.1 million for the three-month period ended June 30, 2010, of which revenue from our gaming and other products operations comprised 70% and 30%, respectively, of consolidated revenue.

Revenue from our gaming operations for the three-month period ended June 30, 2011 was a record high of approximately $4.6 million compared to approximately $3.5 million in the same period of the prior year.  Gross margin for the gaming business improved to 54% in the three-month period ended June 30, 2011 compared to 36% in the same period of the prior year.  Excluding non-cash items such as EGM depreciation and casino contract amortization, gross margin for the gaming business remained stable at 94%.

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

We have also maintained strict cost control measures, which resulted in a 23% decline in selling, general and administrative expenses for the three-month period ended June 30, 2011 compared to the same period of the prior year.   Importantly, we believe we have effected these reductions without hindering our operational capabilities and while remaining flexible enough to act on our growth plans.

Based on the solid revenue performance, particularly from our operations at NagaWorld, and our continued strict cost control efforts, we have achieved positive GAAP earnings for the three-month period ended June 30, 2011 and we believe we have significantly improved our ability to generate and grow positive cash flow from operations.  We achieved positive Adjusted EBITDA (as defined below) of approximately $3.3 million for the three-month period ended June 30, 2011, up substantially from approximately $1.4 million in same period of the prior year.  Cash flow provided from operations was approximately $5.0 million for the six-month period ended June 30, 2011 compared to approximately $4.9 million in same period of the prior year. Excluding a one-off recoupment of prepaid commitment fees of approximately $2.7 million for the six-month period ended June 30, 2010, there was a significant increase in cash flow provided from operations of approximately $2.8 million for the six-month period ended June 30, 2011 as compared to the same period in the prior year.

With our improved financial performance and operational efficiency, we believe we are better positioned to invest in our existing operations and pursue growth opportunities that enable us to leverage our existing market presence and relationships and capitalize on what we perceive to be attractive economic and socio-demographic trends in our target markets.

In May 2010, we announced our intent to expand our gaming operations and become an owner and operator of regional casinos under our “Dreamworld” brand in select emerging gaming markets in the Indo-China region. We believe this expanded business strategy will allow us the potential for higher long-term incremental returns on our operations given the ability to collect a greater percentage of the gaming revenue compared to our existing EGM participation contracts. In addition, it provides us greater long-term control over our operations.

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

On May 21, 2010, a license to build and open a casino hotel in the Takeo province of Cambodia (“Takeo Project”) was granted by the Government of the Kingdom of Cambodia to Dreamworld Leisure (Cambodia) Limited (“Dreamworld Leisure”), another new wholly-owned subsidiary of the Company. Pursuant to the License, Dreamworld Leisure is allowed to construct and open a casino hotel for table games and EGMs with the proposed name of Dreamworld Casino and Resort (“Dreamworld Casino (Takeo)”). It is anticipated that Dreamworld Casino (Takeo) will be constructed on the Land and, upon its completion, a formal casino license will be granted to Dreamworld Leisure, which will be the operating company of Dreamworld Casino (Takeo). As discussed below, we intend to slow down development of the Takeo Project in order to divert our available capital to certain potential new projects, which we believe will offer greater short- and medium-term return potential. As a result, we presently do not have a timeline for the development of the Takeo Project and do not expect to commit significant capital to the project in the remaining months of 2011.

On March 4, 2011, we entered into a shareholders’ agreement (the “Agreement”) with a local partner to form a joint venture company with the tentative name of “Dreamworld Leisure (Kampot) Limited” (the “JVC”) for the development, ownership and operation of a casino project  to be located in the Kampot province of Cambodia near the Vietnam border (the “Kampot Project”).

The local partner is the owner of a parcel of land measuring approximately 108,000 square feet (10,000 square meters) located in a prominent area of Southern Cambodia in the Kampot Province near the Vietnam border and the casino, which will be operated under the name Dreamworld Casino (“Dreamworld Casino (Kampot)”), will be constructed thereon.  The initial phase of Dreamworld Casino (Kampot) is expected to include up to 14 table games, such as baccarat, roulette and dice games, and 25 EGMs and to open by the end of the first quarter of 2012. Depending on demand and the availability of capital, we may add at a future date additional casino floor space and equipment as well as complementary facilities such as hotel rooms, a spa and other entertainment amenities.

Under the terms of the shareholders agreement, the JVC will apply for its own gaming license and the local partner will lease to the JVC the land for a period of 25 years for an annual fee of $1 and we shall provide funding for all development, construction and pre-opening costs of the Kampot Project; provide all necessary EGMs and gaming tables to Dreamworld Casino (Kampot) as well as pay the local partner a lump sum of $260,000 as the balance consideration for his contributions.  We and the local partner will share the net revenue of the JVC (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the JVC’s revenue) on a 60/40 basis, respectively.  In April 2011, the JVC received the necessary gaming license.

Capital expenditures for the initial phase of the Kampot Project are projected to be approximately $1 million as the EGMs will be sourced from our existing inventory.  The Kampot Project is for an initial term of 25 years commencing from the date of the Agreement and is subject to renewal by the parties in writing.

On May 16, 2011, the Company announced its plans to enter into a shareholders’ agreement (the “Shareholders’ Agreement”) by one of the Company’s subsidiaries with a Cambodian individual  with respect to our participation in a joint venture company with the name of “Dreamworld Leisure (Pailin) Limited” (“DWP”) for development, ownership and operation of a casino located in the Pailin Province of Northwestern Cambodia near the Thailand border (the “Pailin Project”).

Under the Shareholders Agreement, the relevant local partner had agreed to lease to DWP certain real property upon which the Pailin Project is to be developed for an annual fee of $1 and all profits of the Pailin Project were to have been split between us and the relevant local partner on a 55:45 basis.  Subsequent to the date of the Shareholders Agreement, we and the local partner agreed to revise the cooperation structure for the Pailin Project by terminating the Shareholders Agreement and entering into an Undertaking Agreement and a Lease Agreement, each dated July 12, 2011.  Under the Undertaking Agreement and the Lease Agreement: (a) the Company will be the sole owner of DWP; (b) the local partner’s profit participation will be reduced from 45% to 20%; and (c) the Company will pay a fair monthly rental to the local partner for the lease of the Casino Project property.

The Pailin Project is initially intended to include a casino with approximately 23 table games and 40 electronic gaming machine seats. In July 2011, the Company received the necessary casino license.  Subject to the timely issuance of the required construction permits, the initial phase is expected to open in the summer of 2012.  The initial phase of the casino will be constructed on land owned by the local partner and will be approximately 15,000 square feet (1,420 square meters) in size. The local partner also owns the adjacent land, which could be used in the future to develop additional phases of the Pailin Project. Such additional phases are intended to include expanded casino operations and complementary facilities such as hotel rooms, a spa and other entertainment amenities and could expand the footprint of the project to over 170,000 square feet (approximately 16,000 square meters).

We continue to actively pursue casino and gaming development projects with a focus on the Indo-China region and are building a pipeline of potential projects.   However, there is no guarantee we will successfully conclude any of these negotiations.

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010

Reference is made to Note 1 of the June 30, 2011 financial statements, which describes the Quasi-Reorganization performed on December 31, 2010. Because the basis of our long lived assets and intangible assets were adjusted to a new cost basis as part of the Quasi-Reorganization, depreciation and amortization in 2011 is not comparable to amounts recorded in 2010. Operations for periods prior to December 31, 2010 are labeled as being under the “Old Basis”, which is defined as accounting policies and estimates prior to the adoption of the Quasi-Reorganization.

Given our plan to develop casino operations in Indo-China and the shared common resources of our Dolphin operations, we reassessed our business components and have changed our reporting segments beginning in the fiscal year 2011.  As a result, we redefined our “gaming machine participation” segment as “gaming” to include revenue from future casino operations.  In addition, we consolidated our previously reported “table game products” and “non-gaming products” segments into one business segment called “other products,” which was also aligned with our internal reporting segments.  These changes do not reflect any change in the focus of the company.  All new reporting segment information has been applied retroactively to all periods presented.

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our two business segments, namely, gaming operations and other products, for the three-month and six-month periods ended June 30, 2011 and 2010.

		Old Basis		Old Basis
	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands, except per share data)	2011	2010	2011	2010
Total:
Revenues	$6,718	$5,065	$12,953	$9,432
Gross profit	$2,729	$1,321	$5,110	$1,968
Gross margin percentage	41%	26%	39%	21%
Adjusted EBITDA(1)	$3,339	$1,382	$6,352	$2,703
Operating income/(loss)	$599	$(1,252)	$1,447	$(2,670)
Net income/(loss)	$307	$(1,534)	$999	$(3,197)

Earnings/(loss) per share:
Basic	$0.00	$(0.01)	$0.01	$(0.03)
Diluted	$0.00	$(0.01)	$0.01	$(0.03)

Weighted average shares outstanding
Basic	118,068	115,879	117,137	115,426
Diluted	120,387	115,879	119,740	115,426

Gaming:
Revenues	$4,553	$3,539	$8,718	$6,374
Gross profit(2)	$2,462	$1,288	$4,537	$1,894
Gross margin percentage	54%	36%	52%	30%

Other products:
Revenues	$2,165	$1,526	$4,235	$3,058
Gross profit	$267	$33	$573	$74
Gross margin percentage	12%	2%	14%	2%

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

(2)          Calculation of gaming operations gross margin includes impairment of assets.

A reconciliation of EBITDA, as adjusted, to the net income/(loss) is provided below.

		Old Basis		Old Basis
	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands, except per share data)	2011	2010	2011	2010
Net income/(loss) — GAAP	$307	$(1,534)	$999	$(3,197)
Interest expense and finance fees	106	84	200	206
Interest income	(18)	(25)	(41)	(38)
Income tax expenses	102	220	240	455
Depreciation and amortization	1,891	2,316	3,780	4,546
Stock-based compensation expenses	799	246	1,022	540
Impairment of assets	—	75	—	191
Loss on dispositions(1)	152	—	152	—
EBITDA, as adjusted	$3,339	$1,382	$6,352	$2,703

(1)          Gains on dispositions were not included in the calculation of adjusted EBITDA for the three-month and six-month periods ended June 30, 2010 since the amounts were considered immaterial at the time.

Total revenues increased approximately $1.6 million to $6.7 million for the three-month period ended June 30, 2011 compared to approximately $5.1 million in the same period of the prior year due to revenue increases in both operating segments.  Revenue from gaming operations increased as a result of higher average net win per machine for our participation operations.  Other products sales increased as a result of increased automotive component orders from major customers as well as gaming chip sales to existing customers compared to the same period last year.

Gross profit increased approximately $1.4 million to $2.7 million for the three-month period ended June 30, 2011 compared to approximately $1.3 million in the same period of the prior year primarily as a result of higher revenue from gaming and other products operations and relatively flat gaming depreciation and amortization expenses in the three-month period ended June 30, 2011 compared to the prior year period.

Operating income increased approximately $1.9 million to $599,000 for the three-month period ended June 30, 2011 compared to an operating loss of approximately $1.3 million in the same period of the prior year.  Net income increased approximately $1.8 million to $307,000 compared to a net loss of approximately $1.5 million for the same period in the prior year.  The increase in operating and net income was primarily the result of higher total revenue and reduced operating expenses.

Total revenues increased approximately $3.6 million to $13.0 million for the six-month period ended June 30, 2011 compared to approximately $9.4 million in the same period of the prior year due to increased revenue in both operating segments.  Revenue from gaming operations increased primarily as a result of higher gaming revenue due to higher average net win per machine for our participation operations.  Other products sales increased as a result of increased automotive component orders from major customers and higher gaming chip sales to existing customers compared to the same period last year.

Gross profit increased approximately $3.1 million to $5.1 million for the six-month period ended June 30, 2011 compared to approximately $2.0 million in the same period of the prior year primarily as a result of higher revenue from gaming and other products operations relatively flat gaming depreciation and amortization expenses in the six-month period ended June 30, 2011 compared to the prior year period.

Operating income increased approximately $4.1 million to $1.4 million for the six-month period ended June 30, 2011 compared to an operating loss of approximately $2.7 million in the same period of the prior year.  The increase in operating income was primarily the result of higher total revenue and significantly reduced operating expenses.  Net income increased approximately $4.2 million to $1.0 million compared to a net loss of approximately $3.2 million for the same period in the prior year.  The increase in net income was primarily the result of higher operating income and reduced tax expense.

Gaming Operations

Revenues from our gaming operations currently consist solely of our EGM participation operations.

		Old Basis		Old Basis
	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands, except per share data)	2011	2010	2011	2010
Net revenue to the Company
Cambodia	$3,716	$2,620	$7,077	$4,622
Philippines	$837	$919	$1,641	$1,752
Consolidated total	$4,553	$3,539	$8,718	$6,374

Average net win per unit per day(1)
Cambodia	$250	$196	$237	$195
Philippines	$61	$59	$59	$57
Consolidated total	$147	$115	$140	$111

	June 30,
	2011	2010
EGM seats in operation
Cambodia	718	624
Philippines	784	878
Consolidated total	1,502	1,502

(1)          Average net win figures exclude EGM seats in operation during venues’ soft launch opening periods, if applicable, and EGM seats in venues for which revenues are recognized on a cash basis.  During the three-month and six-month periods ended June 30, 2011, one venue in Cambodia operated during a soft launch with a total of 60 EGM seats as of June 30, 2011 and one venue in the Philippines recognized revenue on a cash basis with 96 EGM seats as of June 30, 2011.  Were these seats included, WUD would have been $230 for Cambodia, $60 for Philippines and $139 for the consolidated average for the three-month period ended June 30, 2011 and $219, $57 and $132, respectively for the six-month period ended June 30, 2011.

Revenue from our gaming operations increased approximately $1.1 million to $4.6 million for the three-month period ended June 30, 2011 compared to revenue of approximately $3.5 million in the same period of the prior year. The increase in revenue was primarily the result of a higher average net win per machine driven by targeted marketing and machine mix improvements at our NagaWorld operations compared to the prior year.

Gross profit from gaming operations increased approximately $1.2 million to $2.5 million for the three-month period ended June 30, 2011 compared to approximately $1.3 million in the same period of the prior year mainly due to an increase in revenue from our gaming operations with relatively flat related depreciation and amortization expenses compared to the prior year period.  Cost of sales for the three-month period ended June 30, 2011 included approximately $1.2 million depreciation of EGMs, $607,000 amortization of a casino contract and $287,000 of other expenses.

Revenue from our gaming operations increased approximately $2.3 million to $8.7 million for the six-month period ended June 30, 2011 compared to revenue of approximately $6.4 million in the same period of the prior year.  The increase in revenue was primarily the result of higher average net win per machine compared to the prior year for the same reasons as above.

Gross profit from gaming operations increased approximately $2.6 million to $4.5 million for the six-month period ended June 30, 2011 compared to approximately $1.9 million in the same period of the prior year.  The increase was the result of significantly higher revenue from our gaming products operations with relatively flat gaming related depreciation and amortization expenses in the six-month period ended June 30, 2011 compared to the prior year period. Cost of sales for the six-month period ended June 30, 2011 included approximately $2.4 million depreciation of EGMs, $1.2 million amortization of casino contracts and $569,000 of other expenses.

As of June 30, 2011, we had a total of 2,085 EGM seats of which 583 were held in inventory and 1,502 were in operation.  Of the 1,502 EGM seats in operation, 718 were in operation in two venues in Cambodia and 784 were in operation in five venues in the Philippines. Of our 784 EGM seats in operation in the Philippines, we recognized revenue on gaming activities occurring on 688 seats in four venues and deferred revenue for the remaining 96 seats in one venue because the collection from this venue is not yet reasonably assured. However, our EGMs remain in operation at this venue as we are actively engaged in discussions with the venue owner to reach an amicable solution.

	June 30, 2011			December 31, 2010
(amounts in thousands)	Units		Carrying Value	Units	Carrying Value
EGMs and systems used in operations	1,502	*	$7,575	1,547	$10,266
EGMs and systems held for future use	583		2,895	492	2,094
Total EGMs and systems	2,085		$10,470	2,039	$12,360

* Includes 28 seats of EGMs, which are currently held on trial subject to achieving of certain performance prior to acceptance and as a result their carrying value is not yet included.

Our current gaming operations in Cambodia consist primarily of our EGM participation operations within NagaWorld.  NagaWorld is a luxury casino resort in Phnom Penh, Cambodia that operates under an exclusive casino license in a designated area around the capital of Phnom Penh and is currently the only gaming establishment in this area.

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

As of August 1, 2011, we had 1,482 EGM seats in operation of which 702 seats were in operation in two venues in Cambodia and 780 EGM seats in operation in five venues in the Philippines.  On April 30, 2011, one of the Company’s venues in the Philippines with 121 EGM seats was closed.  We are working to redeploy these gaming assets to other higher-potential venues in the country.  Given this was a poorly performing venue for Company, the impact to gaming revenue as a result of the closure of this venue has been minimal.  At our NagaWorld operations, we have recently experienced some temporary fluctuation in the operating base of machines due to changes in machine mix and machine upgrades as part of our efforts to drive continued improvement in operating performance at this venue.

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

Other Products

Other products revenue increased approximately $639,000 to $2.2 million for the three-month period ended June 30, 2011 compared to approximately $1.5 million in the same period of the prior year.  Other products revenue for the three-month period ended June 30, 2011 consisted of approximately $1.9 million in non-gaming product sales and $274,000 in gaming chip and plaque sales compared to $1.3 million and $232,000, respectively in the same period of the prior year.  The consolidated increase was mainly a result of an increase in sales to our non-gaming customers as they increased their production for the period.

Gross profit on other products increased approximately $234,000 to $267,000 for the three-month period ended June 30, 2011 compared to approximately $33,000 in the same period of the prior year due to higher sales and production volumes and resulting improved production efficiencies.

Other products revenue increased approximately $1.1 million to $4.2 million for the six-month period ended June 30, 2011 compared to approximately $3.1 million in the same period of the prior year.  Other products revenue for the six-month period ended June 30, 2011 consisted of approximately $3.7 million in non-gaming product sales and $515,000 in gaming chip and plaque sales compared to $2.7 million and $353,000, respectively in the same period of the prior year.  The consolidated increase was mainly a result of an increase in sales to our non-gaming customers as they increased their production for the period.

Gross profit on other products increased approximately $499,000 to $573,000 in the six-month period ended June 30, 2011 compared to approximately $74,000 in the same period of the prior year due to higher sales and production volumes and resulting improved production efficiencies.

Operating Expenses

The following is a schedule of expenses on a consolidated basis:

		Old Basis		Old Basis
	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amount in thousands)	2011	2010	2011	2010
Selling, general and administrative	$1,169	$1,516	$2,368	$2,937
Stock-based compensation expenses	799	246	1,022	540
Product development expenses	133	372	213	456
Depreciation and amortization	29	229	60	458
Restructuring charges	—	210	—	247
	$2,130	$2,573	$3,663	$4,638

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $347,000 to $1.2 million for the three-month period ended June 30, 2011 compared to $1.5 million in the same period of the prior year period due to our cost reduction initiatives.  Salaries and wages expense declined approximately $83,000 as a result of headcount reductions. Legal expense and external consultancy and accounting fees decreased approximately $210,000 primarily as a result of the litigation costs incurred in 2010 with regard to the Prime Mover case. Bad debt provision decreased by approximately $50,000 primarily due to bad debt recoveries. Rent, utilities, advertising and other expenses decreased approximately $47,000 due to various cost reduction initiatives while investor relations and supplies increased by approximately $43,000 primarily as a result of increased communications with investors.

Selling, general and administrative expenses decreased approximately $569,000 to $2.4 million for the six-month period ended June 30, 2011 compared to $2.9 million in the same period of the prior year period due to our cost reduction initiatives.  Salaries and wages expense declined approximately $311,000 as a result of headcount reductions. Legal expense and external consultancy and accounting fees decreased approximately $192,000 primarily as a result of the litigation costs incurred in 2010 with regard to the Prime Mover case. Travel expense decreased by approximately $22,000 due to concerted efforts to reduce employee travel to the bare minimum. Rent, office supplies and other expenses decreased by approximately $72,000 due to various cost reduction initiatives while bad debt provision increased by approximately $28,000 due to provisions relating to a venue operator in the Philippines where collection is not reasonably assured.

Stock-Based Compensation Expenses

Stock-based compensation expenses increased approximately $553,000 to $799,000 for the three-month period ended June 30, 2011 compared to $246,000  in the same period of the prior year primarily due to an one-time performance stock granted to directors and senior management during the three-month period ended June 30, 2011.

Stock-based compensation expenses increased approximately $482,000 to $1.0 million for the six-month period ended June 30, 2011 compared to $540,000  in the same period of the prior year primarily due to the same reason stated above.

Product Development Expenses

Product development expenses decreased approximately $239,000 to $133,000 for the three-month period ended June 30, 2011 compared to approximately $372,000 in same period of the prior year.

Product development expenses decreased approximately $243,000 to $213,000 for the six-month period ended June 30, 2011 compared to approximately $456,000 in same period in the prior year.  The decreases for both periods were primarily a result of stabilized activities for new product development for other products division, specifically gaming chips and plaques.

Depreciation and Amortization Expenses

Total depreciation and amortization expenses decreased approximately $200,000 to $29,000 for the three-month period ended June 30, 2011 compared to $229,000 in the same period of the prior year.  Total depreciation and amortization expenses decreased approximately $398,000 to $60,000 for the six-month period ended June 30, 2011 compared to $458,000 in the same period of the prior year.  The decreases for both periods were primarily a result of the reduction in the value of intangibles by approximately $2.4 million following the impairment charges recorded in December 2010.

Restructuring Charges

During the three-month periods ended June 30, 2011 and 2010, we incurred restructuring charges of $NIL and approximately $210,000, respectively.  During the six-month periods ended June 30, 2011 and 2010, we incurred restructuring charges of approximately $NIL and $247,000, respectively.  The restructuring costs for 2010 were primarily for the severance wages and benefits related to the termination of employees.

Other Income/(Expenses)

		Old Basis		Old Basis
	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amount in thousands)	2011	2010	2011	2010
Interest expense and finance fees	$(106)	$(84)	$(200)	$(206)
Interest income	18	25	41	38
Foreign currency losses	(17)	(69)	(24)	(60)
(Loss)/gain on dispositions	(152)	5	(152)	4
Other	67	61	127	152
Total	$(190)	$(62)	$(208)	(72)

Interest Expense and Finance Fees

Interest expense and finance fees increased approximately $22,000 to $106,000 for the three-month period ended June 30, 2011 compared to approximately $84,000 in the same period of the prior year primarily due to a favorable adjustment in interest expense upon account settlement in the second quarter of 2010.

Interest expense and finance fees decreased approximately $6,000 to $200,000 for the six-month period ended June 30, 2011 compared to approximately $206,000 in the same period of the prior year primarily due to the capitalization of interest expense to the casino development project starting from the third quarter of 2010.

Interest Income

Interest income decreased approximately $7,000 to $18,000 for the three-month period ended June 30, 2011 compared to approximately $25,000 in the same period of the prior year primarily as a result of lower long outstanding receivables subject to interest penalties.  Interest income increased approximately $3,000 to $41,000 for the six-month period ended June 30, 2011 compared to approximately $38,000 in the same period of the prior year.  The increase was primarily a result of a higher weighted average balance of cash and cash equivalents held.

Foreign Currency Transactions

Foreign currency losses were approximately $17,000 for the three-month period ended June 30, 2011 compared to losses of approximately $69,000 in the same period of the prior year. The losses in the three-month period ended June 30, 2011 resulted primarily from the appreciating value of the U.S. dollar denominated payables from our Philippines operations, whose functional currency is the Philippine peso.

Foreign currency losses were approximately $24,000 for the six-month period ended June 30, 2011 compared to losses of approximately $60,000 in the same period of the prior year. The losses in the three-month period ended June 30, 2011 resulted primarily from the appreciating value of the U.S. dollar denominated payables from our Philippines operations, whose functional currency is the Philippine peso.

(Loss)/Gain on Dispositions

Loss on dispositions increased approximately $157,000 to $152,000 for the three-month period ended June 30, 2011 compared to gains of approximately $5,000 in the same period of the prior year. The loss on dispositions increased approximately $156,000 to $152,000 for the six-month period ended June 30, 2011 compared to gains of approximately $4,000 in the same period of the prior year. The increases in both periods were primarily as a result of the disposal of unused electronic gaming machines.

Other

Other income increased approximately $6,000 to $67,000 for the three-month period ended June 30, 2011 compared to approximately $61,000 in the same period of the prior year primarily due to an increase in grants received from the Australian government related to the other products division, specifically automotive components.

Other income decreased approximately $25,000 to $127,000 for the six-month period ended June 30, 2011 compared to approximately $152,000 in the same period of the prior year primarily due to a net decrease in grants received from the Australian government related to the other products division, specifically automotive components.

Income Tax Provisions

Effective tax rates for the three-month and six-month periods ended June 30, 2011 were approximately 24.9%, (16.7)%, 19.4% and (16.6)%, respectively. We continue to review the treatment of tax losses and income generated in the future by our foreign subsidiaries to minimize taxation implication/costs.

		Old Basis		Old Basis
	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amount in thousands)	2011	2010	2011	2010
Income tax provisions	$102	$220	$240	$455

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

Subsequent to its origination, the Facility Agreement has been amended three times, most recently on May 25, 2010 on which date we entered into Amendment No.3 to the Facility Agreement with EGT Entertainment Holding (the “Third Amendment”), pursuant to which we issued another new note (the “Third Amended Note) to replace previous terms.  Under the payment schedule of the Third Amended Note, the outstanding principal balance of $9.2 million and the interest accrued thereon were restructured in the following manner: (a)  the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of $458,000 to be paid by us in a lump sum payment on July 1, 2010; (b) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, we were to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (c)  we will repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011.  Pursuant to the terms of the Third Amendment, we paid total interest of $649,000 during the year ended December 31, 2010 and $229,000 for the six-month period ended June 30, 2011 to EGT Entertainment Holding.

As of June 30, 2011, we had total cash and cash equivalents of approximately $14.0 million and a working capital balance of approximately $10.3 million. Our cash and working capital during the three-month period ended June 30, 2011 was positively impacted by the cash received from our operations at NagaWorld and by the repayment deferral of principal on the Trade Credit Facility. Working capital during the three-month period ended June 30, 2011 was negatively impacted by the purchase of EGMs for our gaming operations and expenses associated with our casino development projects.

From the beginning of the third quarter 2011 period to the date of this filing, our working capital position has been positively impacted by cash received from our operations at NagaWorld partly offset by the repayment of approximately $1.1 million in principal and interest on the Trade Credit Facility.

In 2011, as part of our growth strategy for our gaming operations, we intend to incur initial planning and construction costs related to our casino and gaming development plans.  In addition, we expect to purchase EGMs to supplement existing inventory and source future targeted deployment plans.  Our casino and gaming development plans for 2011 include the Kampot Project and the Pailin Project.  We expect the initial phase of the Kampot Project, which includes the construction, purchase of gaming equipment and initial working capital needs, will require expenditure of approximately $1 million capital costs.  This does not include the cost of EGMs as they will be sourced from our existing inventory.  We expect the initial phase of the Pailin Project, which includes the construction, purchase of gaming equipment and initial working capital needs, will require expenditure of approximately $2 million capital costs.

We are also currently in discussions on several significant new gaming projects, however, there is no guarantee we will successfully conclude these negotiations. Given our constrained capital resources at present, we intend to slow development of the Takeo Project in order to divert our available capital to these potential new projects, which we believe will offer greater short- and medium-term return potential. As a result, we presently do not have a timeline for the development of the Takeo Project and do not expect to commit significant capital to the project in 2011.

We presently expect that our capital expenditures for the remainder of 2011 for our existing plans as of the date of this report, which include the development of our Kampot and Pailin Projects, the purchase of EGMs, and general maintenance for our current operations will be approximately $2.5 million to $3 million.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our capital expenditures for our Kampot and Pailin Projects, the purchase of EGMs, and debt repayments for 2011.

As noted above, however, we are currently pursuing additional casino and gaming projects. While there is no guarantee we will successfully conclude these negotiations, if we were to secure these projects we would require additional capital expenditure in the remainder of 2011 beyond the $2.5 million to $3 million currently contemplated.   At this time, we are unable to predict the amount of additional capital that could be required in 2011 for these potential projects.  Where possible, we intend to fund our casino and gaming projects from our cash flow from operations and cash on hand.  Further, we will seek to structure the development of these projects in phases to better control and pace the related expenditure of capital.  However, should we commit to large projects or to the concurrent development of multiple casinos and gaming projects, we may need additional capital. We would endeavor to obtain any required additional capital from various financing sources including commercial debt financing and the sale of our debt or equity securities. However, there are no commitments or arrangements in place as of the date of this report for our receipt of additional capital and there is no assurance we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flows Summary

		Old Basis
	Six-Month Periods Ended June 30,		Increase
(amounts in thousands)	2011	2010	(Decrease)
Cash provided by/ (used in):
Operations	$4,976	$4,896	$80
Investing	(1,100)	(2,563)	1,463
Financing	(58)	(112)	54
Effect of exchange rate change in cash	(20)	(47)	27
	$3,798	$2,174	$1,624

Operations

Cash provided by operations was approximately $5.0 million for the six-month period ended June 30, 2011 compared to approximately $4.9 million in the same period of the prior year. Excluding a one-off recoupment of prepaid commitment fees of approximately $2.7 million for the six-month period ended June 30, 2010, there was a significant increase in cash flow provided from operations of approximately $2.8 million for the six-month period ended June 30, 2011 as compared to the same period in the prior year primarily due to an improvement in net income.

Investing

Cash used in investing activities was approximately $1.1 million for the six-month period ended June 30, 2011 compared to approximately $2.6 million in the same period of the prior year.   The decrease in cash used in investing activities was a result of the purchase of fewer EGMs and related systems during the six-month period ended June 30, 2011 compared to the prior year when we purchased electronic gaming machines for our expansion at NagaWorld as well as the purchase of land in the Takeo Province of Cambodia for our future casino development plans.

Financing

Cash used in financing activities was approximately $58,000 for the six-month period ended June 30, 2011 compared to approximately $112,000 in the same period of the prior year.  The decrease was primarily a result of a reduction in debt balances.

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

Electronic Gaming Machines (EGMs) and Systems

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

Property and Equipment

As a result of the Quasi-Reorganization, the carrying values of property and equipment were adjusted to a new cost basis and the accumulated depreciation was removed to adjust the new basis as of December 31, 2010.  Additions of property and equipment in 2011 are stated at cost. We are required to estimate salvage values and useful lives for our property and equipment.  Trends in market demand and technological obsolescence may require us to record impairment charges in accordance with the provisions of ASC 360, Property, Plant and Equipment.

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

Revenues are recognized as incurred with the exception of one of our venues in which revenues are recognized as the payment for net winnings are received as the collections from this venue were not yet reasonably assured. Net winnings from this venue have been recorded as deferred revenue until the collections of such net winnings are reasonably assured. Deferred revenue was approximately $64,000 and $NIL as of June 30, 2011 and 2010.

Commitment fees paid to the venue operator where the agreement stipulates that the fees will be recovered from the daily net win sharing are capitalized as assets. As required by ASC 605-50, Customer Payments and Incentives, the cash consideration received for the portion of net winnings relating to the commitment fees is amortized as a reduction of revenue if the expected benefit from commitment fees cannot be separately identified or reasonably estimated. We had no prepaid commitment fees of as of June 30, 2011 and December 31, 2010.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are also capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts.  We had commitment fees related to contract amendment fees of approximately $504,000 and $558,000 as of June 30, 2011 and December 31, 2010, respectively.

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

We apply ASC 350, Intangibles- Goodwill and Other and ASC 360, Property, Plant and Equipment.  Under ASC 350, goodwill, prior to its write off, was no longer amortized but was subject to periodic impairment tests. Other intangible assets with finite lives, such as patents, trademarks, and casino contracts, will continue to be amortized over their useful lives. We measure and test intangible assets for impairment in accordance with ASC 350 at least annually on December 31 or more often if there are indicators of impairment. Impairment testing for goodwill, prior to its write off, and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values.  While we believe estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values.

Stock-Based Compensation

We apply ASC 718, Compensation-Stock Compensation, to account for stock-based compensation. Under the fair value recognition provisions of ASC 718, we recognize stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Initial accruals of compensation expenses are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation costs of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, we remeasure compensation costs each period until the service condition is complete and recognize compensation costs on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding.  Stock-based compensation expenses totaled approximately $799,000 and $246,000 and $1.0 million and $540,000 for the three-month and six-month periods ended June 30, 2011 and 2010 in the accompanying consolidated statements of operations.

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

At the date of the Quasi-Reorganization, deferred taxes were reported in conformity with applicable income tax accounting standards described above, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities. In accordance with the Quasi-Reorganization requirements tax benefits realized in periods after the Quasi-Reorganization that were not recognized at the date of the Quasi-Reorganization will be recorded directly to equity. No tax benefits were realized during the three-month period ended June 30, 2011, so no adjustment to equity was required.

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (ASC Topic 220, Comprehensive Income). In this update an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be effective for public entities as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption of the amendments is permitted. The Company is currently evaluating for application in its 2011 financial statements, but given the relative immateriality of the Company’s other comprehensive income, it does not expect adoption to have a significant impact on its overall financial statement presentation. ASU 2011-05 applies primarily to financial statement disclosures, it did not have a material impact on the consolidated financial position, results of operations and cash flows.

In May 2011, the FASB issued ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS, (ASC Topic 820, Fair Value Measurements and Disclosures). This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. This update does not apply to share-based payment transactions inventories, leases and business combinations. The Company does not expect the adoption of the update will have significant impact on its fair value measurement or its disclosures.

In April 2011, the FASB issued ASU 2011-03 Reconsideration of Effective Control for Repurchase Agreements, (ASC Topic 860, Transfers and Servicing). The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This update is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not currently have any repurchase agreements, but it will evaluate the applicability of the ASU again for its 2012 financial reporting.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (ASC Topic 805, Business Combinations). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the update is not currently applicable but will be evaluated if the Company completes a business combination in the future.

In April 2010, the FASB issued ASU 2010-16, Accruals for Casino Jackpot Liabilities, (ASC Topic 924, Entertainment—Casinos). The amendments in this update clarify that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Instead, jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This update applies to both base and progressive jackpots. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company adopted this statement at the beginning of 2011 and there was no impact on the consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.    Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2011.

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings

On March 26, 2010, a complaint (as subsequently amended on May 28, 2010) (the “Complaint”) was filed by certain of our shareholders, including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd (collectively, the “Plaintiffs”), in the United States District Court for the Southern District of New York against certain defendants including us and certain of our other current and former directors and officers.  The Complaint concerns various allegations of federal and state securities violations, breaches of fiduciary duty, negligent misrepresentation, and breaches of contract.   Please refer to Note 17 to the unaudited consolidated financial statements included elsewhere in this report for a more complete summary of the Complaint.

On June 22, 2011, the district court ruled on the motions to dismiss filed by the Company and certain of our current and former officers and directors.  The district court dismissed all of Prime Mover’s claims and dismissed all of Strata’s claims except for two breach-of-contract counts against the Company.  All claims against the current and former officers and directors were dismissed.  It is not known at this time whether or when the Plaintiffs may seek leave to amend their dismissed claims.

We intend to continue to defend vigorously against the Complaint.

Item 1A.      Rick Factors

In addition to the disclosure set forth below, please refer to our risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 30, 2011.

We are a defendant in a litigation matter that could result in substantial costs and divert management’s attention and resources.

On March 26, 2010, a complaint (as subsequently amended on May 28, 2010) (the “Complaint”) was filed by certain of our shareholders, including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd (collectively, the “Plaintiffs”), in the United States District Court for the Southern District of New York against certain defendants including us and certain of our other current and former directors and officers.  The Complaint concerns various allegations of federal and state securities violations, breaches of fiduciary duty, negligent misrepresentation, and breaches of contract.   Please refer to Note 17 to the unaudited consolidated financial statements included elsewhere in this report for a more complete summary of the Complaint.

On June 22, 2011, the district court ruled on the motions to dismiss filed by the Company and certain of our current and former officers and directors.  The district court dismissed all of Prime Mover’s claims and dismissed all of Strata’s claims except for two breach-of-contract counts against the Company.  All claims against the current and former officers and directors were dismissed.  We are not certain at this time whether or when the Plaintiffs may seek leave to amend their dismissed claims.

We believe that the Plaintiffs’ claims against us and our present and former officers and directors are presently covered by our directors and officer insurance policies, which provide the covered parties with up to $15 million of potential insurance coverage. Directors and officer insurance policies, however, generally cover securities claims, not breach of contract claims.  In the event that Plaintiffs do not seek to amend their dismissed securities claims or are unsuccessful in doing so, and thus Plaintiffs’ only remaining claims are for breach of contract, then there is a risk that our director and officer insurance may no longer be available to cover the litigation.

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

Item 6.            Exhibits

Exhibit No.	Description	Method of Filing

10.1	Undertaking Agreement dated July 13, 2011 between the Registrant and Ms. Ban Sreymom, a Cambodian individual	Filed as an Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 14, 2011

10.2	Lease Agreement dated July 13, 2011 between the Registrant and Ms. Ban Sreymom, a Cambodian individual	Filed as an Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 14, 2011

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS*	XBRL Instance Document	Filed electronically herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

*     Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date: August 15, 2011	By:	/s/ Clarence Chung
Clarence Chung
	Its:	President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Andy Tsui
Andy Tsui
	Its:	Chief Accounting Officer