Form 10-Q
period 2011-09-30
Entertainment Gaming Asia Inc.
filed 2011-11-14
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 1, 2011, 118,759,393 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.                                   Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,308	$10,217
Accounts receivable, net	2,259	2,854
Other receivables	164	101
Inventories	1,919	1,064
Assets held for sale	402	422
Prepaid expenses and other current assets	793	1,051
Total current assets	19,845	15,709

Electronic gaming machines and systems, net	9,749	12,360
Casino contracts	10,953	12,790
Property and equipment, net	2,394	1,941
Intangible assets, net	122	140
Contract amendment fees	477	558
Prepaids, deposits and other assets	1,567	561
Total assets	$45,107	$44,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,025	$1,062
Amounts due to a related party	15	14
Accrued expenses	1,640	2,225
Income tax payable	87	—
Deferred revenue	75	—
Notes payable to a related party, current portion	6,134	2,991
Capital lease obligations, current portion	335	164
Customer deposits and other current liabilities	226	251
Total current liabilities	9,537	6,707

Notes payable to a related party, net of current portion	1,582	6,211
Capital lease obligations, net of current portion	—	307
Other liabilities	747	441
Deferred tax liability	71	71
Total liabilities	11,937	13,737

Stockholders’ equity:
Common stock, $.001 par value, 300,000,000 shares authorized; 118,759,393 and 116,189,394 shares issued and outstanding	119	116
Additional paid-in-capital	30,901	29,638
Accumulated other comprehensive income	504	568
Retained earnings since January 1, 2011 ($386.1 million accumulated deficit eliminated)	1,646	—
Total EGT stockholders’ equity	33,170	30,322
Non-controlling interest	—	—
Total stockholders’ equity	33,170	30,322
Total liabilities and stockholders’ equity	$45,107	$44,059

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

		Old Basis		Old Basis
	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010
Revenues:
Gaming	$4,379	$4,108	$13,097	$10,482
Other products	2,113	2,527	6,348	5,585
Total Revenues	6,492	6,635	19,445	16,067

Operating costs and expenses:
Cost of gaming
Electronic gaming machine depreciation	1,253	2,014	3,641	5,871
Casino contract amortization	616	—	1,841	—
Other operating costs	240	171	809	603
Cost of other products	1,922	2,066	5,584	5,049
Selling, general and administrative expenses	1,492	1,340	3,860	4,277
Stock-based compensation expenses	215	126	1,237	667
Impairment of assets	—	54	—	244
Product development expenses	89	64	302	520
Depreciation and amortization	27	221	86	679
Restructuring charges	—	63	—	310
Total operating costs and expenses	5,854	6,119	17,360	18,220

Income/(loss) from operations	638	516	2,085	(2,153)

Other income/(expense):
Interest expenses and finance fees	(105)	(116)	(305)	(322)
Interest income	20	28	61	66
Foreign currency (losses)/gains	(42)	32	(66)	(28)
Loss on dispositions	—	(121)	(152)	(117)
Other	65	66	192	217
Total other expenses	(62)	(111)	(270)	(184)

Income/(loss) before income tax	576	405	1,815	(2,337)

Income tax benefit/(expense)	71	320	(169)	(135)
Net income/(loss)	$647	$725	$1,646	$(2,472)

Attributable to:
Equity shareholders	$647	$725	$1,646	$(2,472)
Non-controlling interest	—	—	—	—
	$647	$725	$1,646	$(2,472)

Earnings/(loss) per share:
Basic	$0.01	$0.01	$0.01	$(0.02)
Diluted	$0.01	$0.01	$0.01	$(0.02)

Weighted average common shares outstanding
Basic	118,753	115,892	117,401	115,580
Diluted	119,928	117,801	118,524	115,580

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

		Old Basis
	Nine-Month Periods Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income/(loss)	$1,646	$(2,472)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Deferred income tax	82	(101)
Foreign currency losses/(gains)	20	(55)
Depreciation of electronic gaming machines and systems and property and equipment	3,878	6,600
Amortization of casino contracts	1,841	—
Amortization of intangible assets	18	305
Stock-based compensation expenses	1,237	667
Loss on disposition of assets	152	117
Impairment of assets	—	244
Provision for bad debt expenses	49	—
Provision for tax receivables	—	35
Changes in operating assets and liabilities:
Cash held in escrow	—	(1,000)
Accounts receivable and other receivables	395	52
Inventories	(849)	(194)
Prepaid expenses and other current assets	386	(201)
Prepaids, deposits and other assets	(1,142)	(15)
Prepaid commitment fees	—	4,838
Contract amendment fees	81	(554)
Accounts payable	(9)	2
Amounts due to a related party	1	(18)
Income tax payable	87	37
Deferred revenue	64	—
Accrued expenses and other current liabilities	(360)	(460)
Customer deposits and others	8	—
Net cash provided by operating activities	7,585	7,827

Cash flows from investing activities:
Purchase of property and equipment	(309)	(295)
Purchase of electronic gaming machines, systems and deposits paid	(1,353)	(2,111)
Other project capital expenditures	(250)	(1,950)
Proceeds from sale of electronic gaming machines, property and equipment	47	154
Net cash used in investing activities	(1,865)	(4,202)

Cash flows from financing activities:
Repayment of short-term debt and leases	(119)	(158)
Repayment of notes payable	(1,486)	—
Exercise of stock options	28	15
Net cash used in financing activities	(1,577)	(143)

Effect of exchange rate changes on cash	(52)	142
Increase in cash and cash equivalents	4,091	3,624
Cash and cash equivalents at beginning of period	10,217	4,190
Cash and cash equivalents at end of period	$14,308	$7,814

Supplemental disclosure of cash flow information
Interest paid	$333	$535
Income tax paid	$—	$66

Non-cash financing activities:
Issuance of restricted/performance stock	$672	$249

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

Below is a summary of non-current assets as of December 31, 2010 and the adjusted fair value for each non-current asset item after reallocation.

	As of 12/31/2010 Original Asset Cost Prior to	Quasi-Reorganization Adjustments				Adjusted Carrying Value
(amounts in thousands)	Quasi- Reorganization	Computed Fair Value	% of Fair Value	Excess Value Reallocation	% of Reallocation	After Quasi- Reorganization
Non current assets:
Electronic gaming machines and systems	22,216	26,212	44.5%	(13,852)	44.5%	12,360
Casino contracts	—	27,123	46.0%	(14,333)	46.0%	12,790
Property and equipment	4,092	4,116	7.0%	(2,175)	7.0%	1,941
Intangible assets	297	297	0.5%	(157)	0.5%	140
Contract amendment fees	1,184	1,184	2.0%	(626)	2.0%	558
Prepaids, deposits and other assets	561	561				561

Total assets	28,350	59,493	100%	(31,143)	100%	28,350

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

As a result of the Quasi-Reorganization, consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010 are not comparable.  The statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2011 reflect depreciation and amortization of the assets using the basis described above from the Quasi-Reorganization, and the statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2010 are prepared on the Company’s historical basis of accounting.  As such, operations and cash flows for periods prior to December 31, 2010 are labeled as being under the “Old Basis,” which is defined as accounting policies and estimates prior to the adoption of the Quasi-Reorganization.

Note 2.          Description of Business and Significant Accounting Policies

The principal business activities of the Company are its gaming operations, which include the owning and leasing of electronic gaming machines (EGMs) placed in premier hotels and other venues and the development and future operation of casinos and gaming establishments in select emerging markets in the Indo-China region.  Also, through its subsidiaries, Dolphin Products Pty Limited and Dolphin Advanced Technologies Pty Ltd., the Company develops and distributes certain products, which include traditional and RFID casino chips and plaques and component parts mainly for the automotive industry.

In May 2010, the Company formed two legal entities in Cambodia for the purpose of acquiring a parcel of land and the development of a casino project in the Takeo Province, Cambodia. The Company maintains the effective control of the landholding company through certain shareholders arrangements and the other entity is a wholly-owned subsidiary of the Company and, therefore its assets, liabilities and the results of operations are incorporated into the Company’s consolidated financial statements.

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

In May 2011, the Company agreed to form a joint venture company with another local partner in Cambodia for the development, ownership and operation of a casino project in the Pailin Province, Cambodia.  Under the terms of the relevant shareholders agreement, the local partner agreed to lease to the joint venture company certain real property upon which the casino project was to be developed for an annual fee of $1 and all profits (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the joint venture company’s revenue) of the casino project were to have been split between the Company and the relevant local partner on a 55:45 basis.  In June 2011, the Company formed a legal entity in Cambodia to serve as the joint venture company.  In July 2011, the local partner agreed with the Company to revise the cooperation structure for the casino project by terminating the joint venture structure and entering into new agreements pursuant to which (a) the Company will be the sole owner of the joint venture company, (b) the local partner’s profit participation will be reduced from 45% to 20% and (c) the Company will pay a fair monthly rental to the relevant local partner for the lease of the casino project property.

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

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents.  The Company places its cash and temporary investments with financial institutions.  As of September 30, 2011, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $14.1 million.

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

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) ASC 360, Property, Plant and Equipment.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition.  If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There were no impairment charges for long-lived assets for the three-month and nine-month periods ended September 30, 2011. The Company recorded impairment charges of approximately $54,000 and $244,000 during the three-month and nine-month periods ended September 30, 2010 mainly related to the write-off of infrastructure costs due to the closure of one contracted gaming venue in the Philippines.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid leases, prepaid value-added taxes in foreign countries, and restricted deposits as lease security.  The Company had restricted deposits in the amounts of $434,000 and $118,000 as of September 30, 2011 and December 31, 2010, respectively, in the form of certificates of deposits as security on leases.  Restrictions will be removed in February 2012 ($122,000), in December 2013 ($158,000) and in January 2014 ($154,000), respectively upon termination of the leases.  Restricted cash of $122,000 has been recorded in prepaid expenses and other current assets, the remaining $312,000 has been recorded in prepaids, deposits and other assets in the accompanying consolidated balance sheets.

Electronic Gaming Machines (EGMs) and Systems

As a result of the Quasi-Reorganization, the asset carrying values of EGMs and systems were adjusted to a new cost basis and the accumulated depreciation was also removed to adjust the basis as of December 31, 2010.  Additions of EGMs and systems in 2011 are stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service.  Depreciation of EGMs and systems of approximately $1.3 million and $2.0 million and $3.6 million and $5.9 million were included in cost of gaming in the consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively.

Property and Equipment

As a result of the Quasi-Reorganization, the asset carrying values of property and equipment were adjusted to a new cost basis and the accumulated depreciation was removed to adjust the basis as of December 31, 2010. Additions of property and equipment in 2011 are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to five years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period so long as renewal is reasonably assured. Depreciation of property and equipment of approximately $62,000 and $124,000 and $169,000 and $355,000 were included in cost of operations (other products) in the consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively.

Intangible Assets, Including Casino Contracts

As a result of the Quasi-Reorganization, the asset carrying values of intangible assets were adjusted to a new cost basis and the accumulated amortization was removed to adjust the basis as of December 31, 2010. Intangible assets consist of patents, trademarks and casino contracts. They are amortized on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which ranges from five to ten years. The straight-line amortization method is utilized because the Company believes there is no more reliably determinable method of reflecting the pattern for which the economic benefits of the intangible assets are consumed or otherwise used.

Amortization expenses related to casino contracts were approximately $616,000 and $NIL and $1.8 million and $NIL for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively. The amounts were accounted for as cost of gaming operations. Amortization expenses related to patents and trademarks were approximately $5,000 and $102,000 and $18,000 and $305,000 for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively. The amounts were accounted for as selling, general and administrative expenses.

The Company measures and tests intangible assets for impairment in accordance with ASC 350, Intangible — Goodwill and Other, and ASC 360, Property, Plant and Equipment, at least annually on December 31 or more often if there are indicators of impairment. Impairment testing for goodwill, prior to its write off, and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values.  While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values.  Impairment charges relating to intangible assets were $NIL for the three-month and nine-month periods ended September 30, 2011 and 2010.

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

Revenues are recognized as incurred with the exception of one of the Company’s venues in which revenues are recognized as the payment for net winnings are received as the collections from this venue are not yet reasonably assured. Net winnings from this venue were deferred and recognized on cash basis until the collections of such net winnings are reasonably assured. Deferred revenue was approximately $75,000 and $NIL as of September 30, 2011 and December 31, 2010, respectively.

Commitment fees paid to the venue operator for which the agreement stipulates that the fees will be recovered from the daily net win sharing are capitalized as assets. As required by ASC 605-50, Customer Payments and Incentives, the cash consideration received for the portion of net winnings relating to the commitment fees is amortized as a reduction of revenue if the expected benefit from commitment fees cannot be separately identified or reasonably estimated. The Company had no prepaid commitment fees as of September 30, 2011 and December 31, 2010, respectively.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are also capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts.  The Company had commitment fees related to contract amendment fees of approximately $477,000 and $558,000 as of September 30, 2011 and December 31, 2010, respectively.

Other Products Sales

The Company recognizes revenue from the sale of its products to end users upon shipment against customer contracts or purchase orders. The Company recognizes revenue from its sales to independent distributors upon shipments to the distributors against distributor contracts or purchase orders for products.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 13 for additional information relating to stock-based compensation assumptions.

Stock-based compensation expenses totaled approximately $215,000 and $126,000 and $1.2 million and $667,000 for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively.

Product Development

Product development expenses are charged to expense as incurred.  Employee related costs associated with product development are included in product development expenses. Product development expenses were approximately $89,000 and $64,000 and $302,000 and $520,000 for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively.

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

As of the date of the Quasi-Reorganization, deferred taxes were reported in conformity with applicable income tax accounting standards described above, net of applicable valuation allowances.  Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities. In accordance with the Quasi-Reorganization requirements, tax benefits realized in periods after the Quasi-Reorganization that were not recognized at the date of the Quasi-Reorganization will be recorded directly to equity when realized.

Earnings/(Loss) Per Share

Basic earnings/(loss) per share is computed by dividing the reported net earnings/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options during the period. The computation of diluted earnings per share excludes the impact of stock options and warrants that are anti-dilutive.  For the nine-month period ended September 30, 2010, all stock options and warrants were anti-dilutive due to losses.

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

As of September 30, 2011, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Recently Issued Accounting Standards

In September 2011, the FASB issued ASU 2011-09 Disclosures about an Employer’s Participation in a Multiemployer Plan, (ASC Subtopic 715-80, Compensation—Retirement Benefits—Multiemployer Plans). The amendments in the Update require that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The adoption of the Update is currently not applicable but will be evaluated if the Company has multiemployer pension plans in the future.

In September 2011, the FASB issued ASU 2011-08 Testing Goodwill for Impairment, (ASC Topic 350, Intangibles — Goodwill and Other). The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments do not change the current guidance for testing other indefinite lived intangible assets for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after

December 15, 2011. The adoption of the Update is currently not applicable but will be evaluated if the Company has goodwill in the future.

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS, (ASC Topic 820, Fair Value Measurements and Disclosures). This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. This Update does not apply to share-based payment transactions, inventories, leases and business combinations. The Company does not expect the adoption of the Update will have significant impact on its fair value measurement or its disclosures.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, (ASC Topic 860, Transfers and Servicing). The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This Update is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not currently have any repurchase agreements, but it will evaluate the applicability of the ASU again for its 2012 financial reporting.

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

The following table presents the financial information for each of the Company’s operating segments.

		Old Basis		Old Basis
	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2011	2010	2011	2010
Revenues:
Gaming operations	$4,379	$4,108	$13,097	$10,482
Other products	2,113	2,527	6,348	5,585
Total revenues	$6,492	$6,635	$19,445	$16,067

Operating income/(loss):
Gaming operations gross margin(1)	$2,270	$1,869	$6,806	$3,764
Other products operations gross margin	191	461	764	536
Corporate and other operating costs and expenses	(1,823)	(1,814)	(5,485)	(6,453)
Total operating income/(loss)	$638	$516	$2,085	$(2,153)

Depreciation and amortization:
Gaming operations	$1,869	$2,014	$5,482	$5,871
Other products operations	68	225	187	660
Corporate	21	120	68	374
Total depreciation and amortization	$1,958	$2,359	$5,737	$6,905

(1)  Calculation of gaming operations gross margin includes impairment of assets.

Geographic segment revenues for the three-month and nine-month periods ended September 30, 2011 and 2010 are as follows:

		Old Basis		Old Basis
	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amount in thousands)	2011	2010	2011	2010
Cambodia	$3,531	$3,512	$10,608	$8,134
Macau	28	22	285	242
Philippines	848	877	2,489	2,629
Other Asian countries	138	300	539	503
Australia	1,665	1,741	4,698	4,038
Europe	210	—	591	—
Other	72	183	235	521
	$6,492	$6,635	$19,445	$16,067

For the three-month and nine-month periods ended September 30, 2011 and 2010, the largest customer in the gaming segment represented 81% and 79% and 81% and 75%, respectively, of total gaming revenue.  For the three-month and nine-month periods ended September 30, 2011 and 2010, the largest customer in the other products segment represented 22% and 15% and 22% and 22%, respectively, of total other products sales.

Note 4.                                  Inventories

Inventories consist of the following:

(amounts in thousands)	September 30, 2011	December 31, 2010
	(Unaudited)
Spare parts	$147	$105
Raw materials	1,338	680
Finished goods	434	279
	$1,919	$1,064

Note 5.                              Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(amounts in thousands)	September 30, 2011	December 31, 2010
	(Unaudited)
Prepaid taxes	$357	$239
Prepayments to suppliers	314	812
Restricted cash	122	—
	$793	$1,051

Note 6.                                       Receivables

Accounts and other receivables consist of the following:

(amounts in thousands)	September 30, 2011	December 31, 2010
	(Unaudited)
Trade accounts	$2,308	$2,854
Other	164	101
	2,472	2,955
Less: allowance for doubtful accounts	(49)	—
Net	$2,423	$2,955

The Company recorded bad debt recoveries of approximately $6,000 for the three-month period ended September 30, 2011 as compared to $NIL in the same period in prior year. The Company recorded bad debt expenses of approximately $49,000 for the nine-month period ended September 30, 2011 as compared to $NIL in the same period in the prior year.  All the above receivables are current.

Note 7.                                       Electronic Gaming Machines and Systems

As a result of the Quasi-Reorganization, the asset carrying values were adjusted to a new cost basis and the accumulated depreciation of EGMs and systems were also removed to adjust the basis as of December 31, 2010. Additions of EGMs and systems in 2011 are stated at cost.

The major categories of EGMs and systems and accumulated depreciation consist of the following:

(amounts in thousands)	Useful Life (years)	September 30, 2011	December 31, 2010
		(Unaudited)
EGMs	3 – 5	$12,388	$11,379
Systems	5	964	981
		13,352	12,360
Less: accumulated depreciation		(3,603)	—
		$9,749	$12,360

Depreciation expenses for the three-month and nine-month periods ended September 30, 2011 and 2010 were approximately $1.3 million and $2.0 million and $3.6 million and $5.9 million, respectively, which were recorded in cost of gaming operations in the consolidated statements of operations.  Due to the Quasi-Reorganization, depreciation expenses are not comparable between 2011 and 2010 as the basis of the assets is different.

Note 8.                                       Property and Equipment

As a result of the Quasi-Reorganization, the asset carrying values were adjusted to a new cost basis and the accumulated depreciation of property and equipment were also removed to adjust the basis as of December 31, 2010. Additions of property and equipment in 2011 are stated at cost.

Property and equipment consist of the following:

(amounts in thousands)	Useful Life (years)	September 30, 2011	December 31, 2010
		(Unaudited)
Equipment and vehicles, furniture and fixtures	3 – 5	1,172	930
Land and other project costs	—	1,382	969
Leasehold improvements	5	63	42
		2,617	1,941
Less: accumulated depreciation		(223)	—
		$2,394	$1,941

Note 9.                                       Intangible Assets, including Casino Contracts

In accordance with ASC 350, Intangibles—Goodwill and Other, and ASC 360, Property, Plant, and Equipment, the Company reviews intangible assets for impairment on an annual basis at December 31 or more frequently if events or circumstances indicate that the carrying values may not be recoverable. No circumstances during the three-month and nine-month periods ended September 30, 2011 indicated any further impairment provisions were necessary.

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

The Company’s definite-life intangible assets are subject to amortization as follows:

(amounts in thousands)	Useful Life (years)	September 30, 2011	December 31, 2010
		(Unaudited)
Patents	5-10	$114	$114
Trademarks	5-10	26	26
Less: accumulated amortization		(18)	—
Intangible assets, net		$122	$140

Casino contracts	5-6	12,790	12,790
Less: accumulated amortization		(1,837)	—
Casino contracts, net		$10,953	$12,790

Note 10.                                Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist of the following:

(amounts in thousands)	September 30, 2011	December 31, 2010
	(Unaudited)
Restricted cash, net of current portion	$312	$118
Prepaid taxes	428	394
Prepaid lease	796	—
Office equipment rental deposits	31	48
Other	—	1
Total	$1,567	$561

As of September 30, 2011, prepaid lease consists of land lease prepayments of approximately $245,000 and $551,000, respectively, in relation to the casino projects located in Kampot Province and Pailin Province of Cambodia.

Note 11.                                Accrued Expenses

Accrued expenses consist of the following:

(amounts in thousands)	September 30, 2011	December 31, 2010
	(Unaudited)
Payroll and related costs	$521	$1,005
Interest	25	61
Legal, accounting and tax professional fees	321	261
Tax expenses	586	608
Deferred rent	18	54
Marketing expenses	21	26
Other	148	210
Total	$1,640	$2,225

For the nine-month period ended September 30, 2011, the accrued payroll and related costs decreased mainly as a result of the payout of special performance bonuses.

Note 12.                                Debt and Capital Lease Obligations

Debt and capital lease obligations consist of the following:

(amounts in thousands)	September 30, 2011	December 31, 2010
	(Unaudited)
Notes payable to a related party with interest at 5%	$7,716	$9,202
Capital lease obligations to an Australian bank at various interest rates and collateralized by equipment	335	471
Total	$8,051	$9,673
Less: current portion	$(6,469)	$(3,155)
Long-term portion	$1,582	$6,518

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

On May 25, 2010, the Company entered into a third amendment (“Third Amendment”) to the Facility Agreement with EGT Entertainment Holding, pursuant to which the payment schedule of the Outstanding Principal Balance and the interest accrued thereon were further restructured in the following manner: (i) the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of approximately $458,000 to be paid by the Company in a lump sum payment on July 1, 2010; (ii)  on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company was to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (iii)  the Company is to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011.  Pursuant to the terms of the Third Amendment, the Company paid total principal and interest of $1.6 million and $1.8 million for the three-month and nine-month periods ended September 30, 2011 to EGT Entertainment Holding.  (See Note 14)

Note 13.                                Stock-Based Compensation

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

During the nine-month period ended September 30, 2011, stock options for the purchase of 3,575,000 shares of common stock were granted with a weighted average exercise price of $0.36 and weighted average fair value of $0.35 per share.  They will vest from six-month and one-day periods to three-year periods.  During the nine-month period ended September 30, 2011, 416,666 shares of restricted common stock with a fair value of $0.36 per share were issued.  The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of a change in assessment of probability. During the nine-month period ended September 30, 2011, 1.8 million shares of performance common stock with a fair value of $0.29 per share were issued in recognition of recipients’ contributions to the Company in 2010. These shares vested immediately when granted and related compensation expense was fully recognized on the grant date.

During the nine-month period ended September 30, 2011, the Company issued 353,333 shares of common stock in connection with the exercise of outstanding stock options.

Prior to January 1, 2009, the Company had two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Stock Option Plans”), through which 15,000,000 shares and 300,000 shares were authorized, respectively.  Both Stock Option Plans expired on December 31, 2008, however options granted under the Stock Option Plans that were outstanding as of the date of termination remain outstanding and subject to termination according to their terms. As of September 30, 2011, stock options for the purchase of 4,342,834 and 90,400 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of September 30, 2011, there were outstanding non-plan options to purchase 1,990,000 shares of common stock. The non-plan options were issued to certain employees and non-employees of EGT Entertainment Holding as approved by our stockholders in September 2007 pursuant to the initial closing of the transactions under the Securities Purchase and Product Participation Agreement dated June 12, 2007 between us and EGT Entertainment Holding.

As of September 30, 2011, stock options for the purchase of 6,575,000 shares of common stock were outstanding under the 2008 Plan.

As of September 30, 2011, 8,923,233 stock options were exercisable with a weighted average exercise price of $1.25, a weighted average fair value of $0.19 and an aggregate intrinsic value of approximately $380,000.

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2010	11,507,767	$1.39	4.37	$1,089
Granted	3,575,000	0.36	—	—
Exercised	(353,333)	0.08	—	92
Cancelled	(1,731,200)	2.70	—	—
Outstanding as of September 30, 2011	12,998,234	$0.96	5.70	$420
Exercisable as of September 30, 2011	8,923,233	$1.25	4.14	$380

Restricted Stock

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2010	—	$—	—
Granted	2,216,666	0.30	—
Vested (1)	(2,101,104)	0.30	—
Unvested balance as of September 30, 2011	115,562	$0.36	0.24

(1) Vested shares included 301,104 shares of restricted common stock whose final vesting is subject to the approval of compensation committee.

Warrants

A summary of the status of the Company’s warrants outstanding at September 30, 2011 and changes during the nine-month periods then ended is presented in the following table.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2010	3,125,000	$2.06	0.48	$—
Expired	(1,625,000)	2.80	—	—
Exercisable as of September 30, 2011	1,500,000	$1.25	—	$—

Outstanding and exercisable warrants had no aggregate intrinsic value as of September 30, 2011 due to the fair market value of the Company’s stock as of that date. All outstanding and exercisable warrants will expire on October 1, 2011. There were no warrants granted or exercised during the nine-month period ended September 30, 2011.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options and warrants granted during the nine-month periods ended September 30, 2011 and 2010:

	Nine-Month Periods Ended September 30,
	2011		2010
	Low	High	Low	High
Range of values:
Expected volatility	167.76%	174.40%	129.51%	173.80%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.85	1.88	9.88
Risk-free rate	1.32%	3.43%	0.58%	2.94%

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

Subsequent to its origination, the Facility Agreement has been amended three times, mostly recently on May 25, 2010 on which date we entered into Amendment No.3 to the Facility Agreement with EGT Entertainment Holding (the “Third Amendment”), pursuant to which the Company issued a new note (the “Third Amended Note) to replace the previous terms.  Under the payment schedule of the Third Amended Note, the outstanding principal balance of $9.2 million and the interest accrued thereon were restructured in the following manner: (a)  the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of $458,000 to be paid by us in a lump sum payment on July 1, 2010; (b) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (c)  the Company to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid total principal and interest of $1.6 million and $1.8 million to EGT Entertainment Holding for the three-month and nine-month periods ended September 30, 2011.

As of September 30, 2011, the total outstanding principal amount under the notes payable to EGT Entertainment Holding (see Note 12) was approximately $7.7 million.

Effective January 1, 2010, the Company began sub-leasing office space from Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of the Company’s principal shareholder, EGT Entertainment Holding.

Significant revenues, purchases and expenses arising from transactions with related parties for the three-month and nine-month periods ended September 30, 2011 and 2010 were as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2011	2010	2011	2010
EGT Entertainment Holding
Principal and interest payments	$1,591	$535	$1,819	$535

Melco Crown Gaming (Macau) Limited
Trade sales of gaming products	$4	$20	$333	$60

Melco Services Limited
Technical services	$8	$8	$24	$25
Office rental	38	38	110	110
Expenses paid on behalf of the Company (net)	—	(64)	2	(147)

Note 15.                                Income Taxes

The Company recorded income tax (benefit)/expense of approximately $(71,000) and $(320,000) and $169,000 and $135,000 for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively. The Company’s effective income tax rates for the three-month and nine-month periods ended September 30, 2011 and 2010 were (12.3)% and (79.0)% and 9.3% and (5.8)%, respectively. The change in effective tax rate was mainly due to an increase in EGT Cambodia’s pre-tax income, which is subject to a zero income tax liability, in proportion to consolidated pre-tax income, and net operating loss for which no future benefit is expected.  The Company recorded additional unrecognized tax benefit for the three-month and nine-month periods ended September 30, 2011, which was mainly related to withholding tax on inter-company loans provided to the Company’s foreign subsidiaries. The additional unrecognized tax benefit for the three-month period ended March 31, 2011 was offset by a decrease of unrecognized tax benefit related to the de-registration of a subsidiary in Macau.  The unrecognized tax benefit is likely to change in the next 12 months; however, the change cannot be reasonably estimated at the moment.  We are subject to income tax examinations by tax authorities from 2004 through the present period in jurisdictions in which we operate. Currently, the U.S. internal Revenue Service is conducting an audit of the 2008 and 2009 tax returns in the United States.

For the nine-month period ended September 30, 2010, the Company recorded taxable income from one of its foreign operations while it incurred a net loss from operations on a consolidated basis. Such foreign operation was expected to continue to be profitable for the full year of 2010 and, accordingly, tax expense was recorded in the nine-month period ended September 30, 2010 resulting in negative effective tax rates.

Note 16.                                Restructuring Charges

In accordance with ASC 420, Exit and Disposal Cost Obligations, the Company incurred restructuring charges for the three-month and nine-month periods ended September 30, 2011 and 2010 of approximately $NIL and $63,000 and $NIL and $310,000, respectively.  The restructuring charges during the three-month and nine-month periods ended September 30, 2010 were for severance wages and benefits related to the termination of employees.

Note 17.                                Commitments and Contingencies

Commitments

As of September 30, 2011, the Company had outstanding commitments of approximately $55,000 and $56,000 respectively, related to the construction of casino projects in the Kampot and Pailin Provinces of Cambodia.

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

The Plaintiffs seek unspecified damages, as well as interest, costs and attorneys’ fees.  The Company has engaged legal counsel to consider the claims set forth in the Complaint. The Company intends to defend itself vigorously against and respond to the Complaint in a timely manner consistent with applicable federal and state laws.

On June 22, 2011, the court ruled on the motions to dismiss filed by the Company and certain of its current and former officers and directors. The district court dismissed all of Prime Mover’s claims and dismissed all of Strata’s claims except for two breach-of-contract counts against the Company.  All claims against the current and former officers and directors were dismissed. On November 7, 2011, Plaintiffs filed a motion for leave to amend the Complaint to replace their dismissed claims against all the defendants. It is not known at this time when or how the court will rule on such motion but the Company intends to oppose the motion in a timely manner consistent with applicable federal and state laws.

As the litigation is at a preliminary stage, it is not possible to predict the likely outcome of the case or the probable loss, if any, or the continuation of insurance coverage and, accordingly, no accrual has been made for any possible losses in connection with this matter.

Note 18.                                Earnings/(loss) Per Share

Computation of the basic and diluted earnings/(loss) per share are as follows:

				Old Basis
	Three-Month Periods Ended September 30,
	2011			2010
(amounts in thousands, except per share data)	Income	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net income attributable to equity shareholders	$647	118,753	$0.01	$725	115,892	$0.01
Effect of dilutive securities
In-the-money options	—	1,175		—	1,909
Diluted
Net income attributable to equity shareholders plus assumed conversion	$647	119,928	$0.01	$725	117,801	$0.01

				Old Basis
	Nine-Month Periods Ended September 30,
	2011			2010
(amounts in thousands, except per share data)	Income	Number of Shares	Per Share Amount	Loss	Number of Shares	Per Share Amount
Basic
Net income/(loss) attributable to equity shareholders	$1,646	117,401	$0.01	$(2,472)	115,580	$(0.02)
Effect of dilutive securities
In-the-money options	—	1,123		—	—
Diluted
Net income/(loss) attributable to equity shareholders plus assumed conversion	$1,646	118,524	$0.01	$(2,472)	115,580	$(0.02)

For the three-month and nine-month periods ended September 30, 2011, outstanding stock options to purchase 7,001,567 shares of common stock and outstanding warrants for the purchase of 1,500,000 shares of common stock were excluded from the calculation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares. Outstanding stock options to purchase 4,550,000 shares of common stock were also excluded from the calculation of diluted earnings per share as the sum of the assumed proceeds, including unrecognized compensation cost and any related excess tax benefits, exceeds the difference between the market price and the exercise price. For the three-month period ended September 30, 2010, outstanding stock options to purchase 8,552,764 shares of common stock and outstanding warrants for the purchase of 13,125,000 shares of common stock were excluded from the calculation of diluted earnings per share due to the same reason stated above. For the and nine-month period ended September 30, 2010, all stock options and warrants were anti-dilutive due to losses.

Note 19.                                Subsequent Events

Agreement to Increase Revenue Sharing Interest in Philippine Slot Venue

On October 21, 2011, the Company entered into a Transfer Agreement (“Agreement”) for the purpose of increasing from 17% to 35% its share of the revenue from our participation business at San Pedro VIP Club, one of the Company’s existing participation venues in the Philippines (“San Pedro Club”).  This Agreement serves to further the Company’s strategy to improve returns and focus its assets on the highest-potential venues in the market and increase its control over the promotion and marketing strategies for this venue.

San Pedro Club is operated by the government operator, Philippine Amusement and Gaming Corporation (PAGCOR), which entered into a machine lease contract with a company (the “Proponent”), which possesses the premises of the club (the “PAGCOR Contract”). The Proponent in turn entered into an agreement with the Company to lease EGMs to the venue (the “Agreement of Lease”). Pursuant to the terms of the PAGCOR Contract and the Agreement of Lease, the net win after gaming tax of the machines at San Pedro VIP Club was to be shared amongst PAGCOR, the Proponent, and the Company in the ratio of 65%, 18%, and 17%, respectively.

Under the terms of the Agreement, the Company will assume the role of the Proponent and will work directly with PAGCOR. The Company’s revenue share will increase from 17% to 35% and PAGCOR will maintain its 65% share. The Company will also incur certain of the venue’s operating expenses, which will be recorded in its cost of gaming operations.  The closing of the Agreement will be subject to the fulfillment of various conditions, which include PAGCOR’s consent and agreement to extend the PAGCOR Contract with the Company until mid 2016.  Upon closing, the Agreement will be retroactively effective as of August 1, 2011.

The total consideration for the Agreement payable by the Company is Philippine pesos 55 million (equivalent to approximately $1.3 million), which was funded from the Company’s internal cash resources.

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

While our discussion will include a comparison of operations between the periods in 2011 and 2010, comparison between two periods are difficult due to the Quasi-Reorganization performed on December 31, 2010 as described in Note 1 of the September 30, 2011 financial statements. In particular, because the basis of our long lived assets and intangible assets were revised, depreciation and amortization in 2011 is not comparable to amounts recorded in 2010.

Given our plan to develop casino operations in the Indo-China region and the shared common resources of our Dolphin operations, we reassessed our business components and changed our reporting segments beginning in the fiscal year 2011. We currently conduct business in two operating segments: (i) gaming, which consists of electronic gaming machine (EGM) participation operations and our plans to develop and operate casinos and gaming establishments in select emerging markets in Asia; and (ii) other products, which consist of the development and distribution of products mainly related to the gaming and automotive industries, which include traditional and RFID casino chips and plaques and automotive component parts.

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

As of September 30, 2011, our EGM participation operations were conducted in two countries, Cambodia and the Philippines, and totaled 1,495 EGM seats in operation in seven venues. In Cambodia, we had a total of 715 EGM seats in operation in two venues.  In the Philippines, we had a total of 780 EGM seats in operation in five venues.

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

In the Philippines, our average net wins have shown improvement in the third quarter of 2011 primarily due to the closure of one under-performing venue in April 2011 with approximately 120 EGM seats and our efforts to strategically manage our EGM placements to focus on growing win per day at our most promising venues and improve our growth potential in this market.  These efforts include implementing, with the support of our venue owner partners, targeted marketing programs and the redeployment, when possible, of our gaming assets from lower to higher performing venues in the market.  In addition, we are also attempting to increase returns from these operations through acquiring higher revenue sharing interest in our most promising venues.  An example of this is our recent transaction to increase our revenue share to 35% from 17% in the San Pedro VIP Club (please see Note 19 for more detail).

With regard to the sales of our gaming chip and plaque under our “other products” segment, we utilize targeted marketing strategies to promote our wide range of products which employ state of the art security features to strengthen our existing customer relationships and better penetrate our key markets of Macau and Australia.  Based on these marketing efforts, we believe we have better positioned ourselves to capitalize on the future growth opportunities for gaming chips and plaques and have recently added several new customers in existing and new markets.  These new customers are expected to add incremental revenue but not anticipated to minimize the normal fluctuation in quarterly sales flow of this business segment.

For auto components, sales volumes have remained steady with the stabilization of the automotive parts industry in Australia.  As a designated tier 1 and tier 2 supplier to several major manufacturers, we believe Dolphin is better positioned to gain market share and increase sales orders in the event the Australian automotive parts industry continues to improve.

Our consolidated revenue for the three-month period ended September 30, 2011 was approximately $6.5 million, of which revenue from our gaming and other products operations comprised 67% and 33%, respectively, of consolidated revenue.  This compares to consolidated revenue of approximately $6.6 million for the three-month period ended September 30, 2010, of which revenue from our gaming and other products operations comprised 62% and 38%, respectively, of consolidated revenue.

Revenue from our gaming operations for the three-month period ended September 30, 2011 was approximately $4.4 million compared to approximately $4.1 million in the same period of the prior year.  Gross margin for the gaming business improved to 52% in the three-month period ended September 30, 2011 compared to 45% in the same period of the prior year.  Excluding non-cash items such as EGM depreciation, casino contract amortization and assets impairment of gaming assets, gross margin for the gaming business was 95% for three-month period ended September 30, 2011 compared to 96% in the same period of the prior year.

Based on the solid revenue performance, particularly from our operations at NagaWorld, and our continued efforts to control costs, we have achieved another quarter of positive GAAP earnings for the three-month period ended September 30, 2011 and have demonstrated our ability to generate positive cash flow from operations.  We achieved positive Adjusted EBITDA (as defined below) of approximately $2.8 million for the three-month period ended September 30, 2011, compared to approximately $3.2 million in same period of the prior year.  Cash flow provided from operations was approximately $7.6 million for the nine-month period ended September 30, 2011 compared to approximately $7.8 million in same period of the prior year. Excluding a one-off recoupment of prepaid commitment fees of approximately $4.8 million for the nine-month period ended September 30, 2010, there was a significant increase in cash flow provided from operations of approximately $4.6 million for the nine-month period ended September 30, 2011 as compared to the same period in the prior year.

Given our current financial performance and operational efficiency, we believe we are better positioned to invest in our existing operations and pursue growth opportunities that enable us to leverage our existing market presence and relationships and capitalize on what we perceive to be attractive economic and socio-demographic trends in our target markets.

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

Pursuant to this growth strategy, on May 26, 2010, we formed a new company in Cambodia, Dreamworld (Takeo) Investment Holding Limited (“Dreamworld Holding”), which entered into a Land Sale & Purchase Agreement (the “S&P Agreement”) for the acquisition of a parcel of land in Takeo Province of Cambodia (the “Land”) with the owner of the Land (the “Seller”) for total consideration of $1.76 million.  On May 21, 2010, a license to build and open a casino hotel in the Takeo Province of Cambodia (“Takeo Project”) was granted by the Government of the Kingdom of Cambodia to Dreamworld Leisure (Cambodia) Limited (“Dreamworld Leisure”), another new wholly-owned subsidiary of the Company.

The Land has a total area of approximately seven acres (30,000 square meters) and is located in the Takeo Province, a border area of Cambodia and Vietnam, which is approximately 125 miles (200 kilometers) south of Cambodia’s capital city Phnom Penh and connects the major cities of southern Vietnam and Phnom Penh. It is anticipated that Dreamworld Casino (Takeo), which is intended to include a casino hotel with table games and EGMs, will be constructed on the Land. As discussed below, we intend to slow down development of the Takeo Project in order to divert our available capital to certain potential new projects, which we believe will offer greater short- and medium-term return potential. As a result, we presently do not have a timeline for the development of the Takeo Project and do not expect to commit significant capital to the project in the remaining months of 2011 and 2012.

On March 4, 2011, we entered into a shareholders’ agreement (the “Agreement”) with a local partner to form a joint venture company with the name of “Dreamworld Leisure (Kampot) Limited” (the “JVC”) for the development, ownership and operation of a casino project to be located in the Kampot Province of Cambodia near the Vietnam border (the “Kampot Project”).

The local partner is the owner of a parcel of land measuring approximately 108,000 square feet (10,000 square meters) located in a prominent area of Southern Cambodia in the Kampot Province near the Vietnam border and the casino, which will be operated under the name Dreamworld Casino (“Dreamworld Casino (Kampot)”), will be constructed thereon.  The initial phase of Dreamworld Casino (Kampot) is expected to include up to 14 table games, such as baccarat, roulette and dice games, and 25 EGMs and to open by the end of the second quarter of 2012. Depending on demand and the availability of capital, we may add at a future date additional casino floor space and equipment as well as complementary facilities such as hotel rooms, a spa and other entertainment amenities.

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

In April 2011, the JVC received the necessary gaming license and in November 2011 it received the required government approval.  We are currently awaiting the issuance of the construction permit.  The initial phase of the casino is expected to open in the second quarter of 2012.

Capital expenditures for the initial phase of the Kampot Project are projected to be approximately $1.2 million as the EGMs will be sourced from our existing inventory.  The Kampot Project is for an initial term of 25 years commencing from the date of the Agreement and is subject to renewal by the parties in writing.

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

Under the Shareholders Agreement, the relevant local partner had agreed to lease to DWP certain real property upon which the Pailin Project is to be developed for an annual fee of $1 and all profits of the Pailin Project were to have been split between us and the relevant local partner on a 55:45 basis.  Subsequent to the date of the Shareholders Agreement, we and the local partner agreed to revise the cooperation structure for the Pailin Project by terminating the Shareholders Agreement and entering into an Undertaking Agreement and a Lease Agreement, each dated July 12, 2011.  Under the Undertaking Agreement and the Lease Agreement: (a) the Company will be the sole owner of DWP; (b) the local partner’s profit participation will be reduced from 45% to 20%; and (c) the Company will pay a fair monthly rental to the local partner for the lease of the Pailin Project property.

The Pailin Project is initially intended to include a casino with approximately 23 table games and 40 electronic gaming machine seats. The initial phase of the casino will be constructed on land owned by the local partner and will be approximately 15,000 square feet (1,420 square meters) in size. We have an option to acquire an adjacent property, which could be used in the future to develop additional phases of the Pailin Project. Such additional phases are intended to include expanded casino operations and complementary facilities such as hotel rooms, a spa and other entertainment amenities and could expand the footprint of the project to over 170,000 square feet (approximately 16,000 square meters).

In July 2011, the Company acquired the necessary casino license and in October 2011 the construction permit was obtained.  Based on the current construction timeline, the initial phase is expected to open in the second quarter of 2012.

We continue to actively pursue casino and gaming development projects with a focus on the Indo-China region and are building a pipeline of potential projects.  However, there is no guarantee we will successfully conclude any of these negotiations.

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010

Reference is made to Note 1 of the September 30, 2011 financial statements, which describes the Quasi-Reorganization performed on December 31, 2010. Because the basis of our long lived assets and intangible assets were adjusted to a new cost basis as part of the Quasi-Reorganization, depreciation and amortization in 2011 is not comparable to amounts recorded in 2010. Operations for periods prior to December 31, 2010 are labeled as being under the “Old Basis”, which is defined as accounting policies and estimates prior to the adoption of the Quasi-Reorganization.

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

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our two business segments, namely, gaming operations and other products, for the three-month and nine-month periods ended September 30, 2011 and 2010.

		Old Basis		Old Basis
	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands, except per share data)	2011	2010	2011	2010
Total:
Revenues	$6,492	$6,635	$19,445	$16,067
Gross margin	$2,461	$2,330	$7,570	$4,300
Gross margin percentage	38%	35%	39%	27%
Adjusted EBITDA(1)	$2,834	$3,153	$9,185	$5,852
Operating income/(loss)	$638	$516	$2,085	$(2,153)
Net income/(loss)	$647	$725	$1,646	$(2,472)

Earnings/(loss) per share:
Basic	$0.01	$0.01	$0.01	$(0.02)
Diluted	$0.01	$0.01	$0.01	$(0.02)

Weighted average shares outstanding
Basic	118,753	115,892	117,401	115,580
Diluted	119,928	117,801	118,524	115,580

Gaming:
Revenues	$4,379	$4,108	$13,097	$10,482
Gross margin(2)	$2,270	$1,869	$6,806	$3,764
Gross margin percentage	52%	45%	52%	36%

Other products:
Revenues	$2,113	$2,527	$6,348	$5,585
Gross margin	$191	$461	$764	$536
Gross margin percentage	9%	18%	12%	10%

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

(2)          Calculation of gaming operations gross margin includes impairment of gaming assets.

A reconciliation of EBITDA, as adjusted, to the net income/(loss) is provided below.

		Old Basis		Old Basis
	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands, except per share data)	2011	2010	2011	2010
Net income/(loss) — GAAP	$647	$725	$1,646	$(2,472)
Interest expense and finance fees	105	116	305	322
Interest income	(20)	(28)	(61)	(66)
Income tax(benefit)/expense	(71)	(320)	169	135
Depreciation and amortization	1,958	2,359	5,737	6,905
Stock-based compensation expenses	215	126	1,237	667
Impairment of assets	—	54	—	244
Loss on dispositions(1)	—	121	152	117
EBITDA, as adjusted	$2,834	$3,153	$9,185	$5,852

(1)          Adjusted EBITDA for the three-month and nine-month periods ended September 30, 2010 were restated to include loss on disposition.

Total revenues decreased approximately $143,000 to $6.5 million for the three-month period ended September 30, 2011 compared to approximately $6.6 million in the same period of the prior year mainly due to revenue decreases in other products sales despite increases in gaming revenue.  Revenue from gaming operations increased as a result of higher average net win per machine for our participation operations.  Other products sales decreased as a result of decreased gaming chip sales to existing customers compared to the same period last year.  The gaming chip sales business experiences significant quarterly fluctuations in order flow due to new casino openings and customer reorder schedules.

Gross profit increased approximately $131,000 to $2.5 million for the three-month period ended September 30, 2011 compared to approximately $2.3 million in the same period of the prior year primarily as a result of higher revenue from gaming operations and relatively flat cost of gaming machine participation expenses in the three-month period ended September 30, 2011 compared to the prior year period.

Operating income increased approximately $122,000 to $638,000 for the three-month period ended September 30, 2011 compared to an approximately $516,000 in the same period of the prior year.  The increase in operating income was primarily due to increased gross profit.  Net income decreased approximately $78,000 to $647,000 compared to approximately $725,000 for the same period in the prior year.  The decrease in net income was primarily the result of a one-time tax benefit of approximately $320,000 in the three-month period ended September 30, 2010, which was partially offset by higher operating income.

Total revenues increased approximately $3.3 million to $19.4 million for the nine-month period ended September 30, 2011 compared to approximately $16.1 million in the same period of the prior year due to increased revenue in both operating segments.  Revenue from gaming operations increased primarily as a result of higher gaming revenue due to higher average net win per machine for our participation operations.  Other products sales increased primarily as a result of orders received from customers newly acquired during 2011.

Gross profit increased approximately $3.3 million to $7.6 million for the nine-month period ended September 30, 2011 compared to approximately $4.3 million in the same period of the prior year primarily as a result of higher revenue from gaming and other products operations relatively flat cost of gaming participation expenses in the nine-month period ended September 30, 2011 compared to the prior year period.

Operating income increased approximately $4.3 million to $2.1 million for the nine-month period ended September 30, 2011 compared to an operating loss of approximately $2.2 million in the same period of the prior year.  Net income increased approximately $4.1 million to $1.6 million compared to a net loss of approximately $2.5 million for the same period in the prior year.  The increase in operating income and net income was primarily the result of higher total revenue and reduced operating expenses.

Gaming Operations

Revenues from our gaming operations currently consist solely of our EGM participation operations.

		Old Basis		Old Basis
	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2011	2010	2011	2010
Net revenue to the Company
Cambodia	$3,531	$3,230	$10,608	$7,853
Philippines	848	878	2,489	2,629
Consolidated total	$4,379	$4,108	$13,097	$10,482

Average net win per unit per day(1)
Cambodia	$233	$219	$236	$204
Philippines	$68	$56	$62	$57
Consolidated total	$145	$125	$142	$116

	September 30,
	2011	2010
EGM seats in operation
Cambodia	715	679
Philippines	780	846
Consolidated total	1,495	1,525

(1)          Average net win figures (“WUD”) exclude EGM seats in operation during venues’ soft launch opening periods, if applicable, and applying revenues recognized on cash basis in the calculation of WUD for venues for which revenues are recognized on a cash basis.  During the three-month and nine-month periods ended September 30, 2011, one venue in Cambodia operated during a soft launch with a total of 60 EGM seats as of September 30, 2011 and one venue in the Philippines recognized revenue on a cash basis with 86 EGM seats as of September 30, 2011.  Were these seats included and revenues recognized on accrual basis, WUD would have been $215 for Cambodia, $66 for Philippines and $137 for the consolidated average for the three-month period ended September 30, 2011 and $218, $60 and $133, respectively for the nine-month period ended September 30, 2011.

Revenue from our gaming operations increased approximately $271,000 to $4.4 million for the three-month period ended September 30, 2011 compared to revenue of approximately $4.1 million in the same period of the prior year. The increase in revenue was primarily the result of a higher average net win per machine driven by targeted marketing and machine mix improvements at our NagaWorld operations compared to the prior year.

Gross profit from gaming operations increased approximately $401,000 to $2.3 million for the three-month period ended September 30, 2011 compared to approximately $1.9 million in the same period of the prior year mainly due to an increase in revenue from our gaming operations with relatively flat cost of gaming participation expenses compared to the prior year period.  Cost of sales for the three-month period ended September 30, 2011 included approximately $1.3 million depreciation of EGMs, $616,000 amortization of a casino contract and $240,000 of other expenses.

Revenue from our gaming operations increased approximately $2.6 million to $13.1 million for the nine-month period ended September 30, 2011 compared to revenue of approximately $10.5 million in the same period of the prior year.  The increase in revenue was primarily the result of higher average net win per machine compared to the prior year for the same reasons as above.

Gross profit from gaming operations increased approximately $3.0 million to $6.8 million for the nine-month period ended September 30, 2011 compared to approximately $3.8 million in the same period of the prior year.  The increase was the result of significantly higher revenue from our gaming products operations with relatively flat cost of gaming participation expenses in the nine-month period ended September 30, 2011 compared to the prior year period. Cost of sales for the nine-month period ended September 30, 2011 included approximately $3.6 million depreciation of EGMs, $1.8 million amortization of casino contracts and $809,000 of other expenses.

As of September 30, 2011, we had a total of 2,088 EGM seats of which 593 were held in inventory and 1,495 were in operation.  Of the 1,495 EGM seats in operation, 715 were in operation in two venues in Cambodia and 780 were in operation in five venues in the Philippines. Of our 780 EGM seats in operation in the Philippines, we recognized revenue on gaming activities occurring on 694 seats in four venues on accrual basis and 86 seats in one venue on cash basis because the collection from this venue is not yet reasonably assured. However, our EGMs remain in operation at this venue as we are actively engaged in discussions with the venue owner to reach an amicable solution.

	September 30, 2011		December 31, 2010
(amounts in thousands, except machine units)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations	1,495	$7,147	1,547	$10,266
EGMs and systems held for future use	593	2,602	492	2,094
Total EGMs and systems	2,088	$9,749	2,039	$12,360

A large portion our gaming operations income is derived from our EGM participation operations within NagaWorld.  NagaWorld is a luxury casino resort in Phnom Penh, Cambodia that operates under an exclusive casino license in a designated area around the capital of Phnom Penh and is currently the only gaming establishment in this area.

In December 2008, we established a relationship with NagaWorld Limited to place EGMs on a participation basis at NagaWorld and jointly operate those EGMs with NagaWorld.  Due to our successful performance, we subsequently amended and expanded our relationship with NagaWorld and increased our EGM seats under contract in NagaWorld to 670.

Our current operations at NagaWorld are governed under a Machines Operation and Participation Consolidation Agreement dated December 31, 2009 (the “Consolidation Agreement”), which was subsequently amended on May 25, 2010.

Pursuant to the terms of the original Consolidation Agreement, we and NagaWorld establisted joint control over the operation of a total of 640 EGMs, including floor staff and respective audit rights. The number of EGMs under our joint control was increased to 670 by way of the May 2010 amendment to the Consolidation Agreement. We and NagaWorld share the win per unit per day from all the 670 EGMs and certain operating costs related to marketing and floor staff at a 25% / 75% split, respectively (subject to our right to receive 100% of the win per unit per day from certain EGMs during a certain period of time as described below). Win per unit per day from all the 670 EGMs are settled and distributed daily to us. The Consolidation Agreement is for a term of six years commencing March 1, 2010.

In consideration for entering into the Consolidation Agreement with NagaWorld, we paid to NagaWorld a $1.38 million one-time non-refundable contract amendment fee and a commitment fee of $4.1 million. Both the one-time contract amendment fee and commitment fee were to be paid in three installments. The first 50% installment was due and paid by us on December 30, 2009, the second 25% installment was due and paid by us on January 15, 2010, and the third and final 25% installment was due and paid by us on January 28, 2010. In connection with the May 2010 amendment, we paid NagaWorld a commitment fee of $1.0 million on June 15, 2010 in consideration of our right to place an additional 30 EGM’s under the Consolidation Agreement.

While we and NagaWorld share the win per unit per day from the 670 EGMs at a 25%/75% split, respectively, we were entitled to 100% of the win per unit per day from 230 EGMs until we had received a total accumulated win per unit per day of $6.8 million from these 230 EGMs (representing the aggregate of the $4.1 million commitment fee paid for under the Consolidation Agreement, the $1.0 million commitment fee under the May 2010 amendment and our 25% share of win per unit per day from these 230 EGMs).  We received the total accumulated win per unit per day of $6.8 million from these 230 EGMs by the end of August 2010.

Below is a table showing various agreements with NagaWorld and the respective commitment fees paid. All commitment fees were fully recouped by the third quarter of 2010.

Agreement	Number of EGM Seats	Prepaid Commitment Fees (in millions)
December 2008	200	$—
May 2009	40	1.00
August 2009	200	5.84
Previous Agreements	440	$6.84
Consolidation Agreement	200	4.10
Supplemental Agreement	30	1.00
	670	$11.94

In the Philippines, we continue efforts to focus on our most promising venues to improve our overall returns and growth potential in this market.  On October 21, 2011, and as described more fully above, we entered into an agreement to increase our share of the revenue and control over the promotion and marketing strategies for our participation business at the San Pedro VIP Club, one of our existing participation venues in the Philippines.  Upon closing of the agreement, we will work directly with the government operator PAGCOR and we will increase our revenue share from 17% to 35% and share in certain operating costs. The total consideration for the agreement payable by the Company is Philippine pesos 55 million (equivalent to approximately $1.3 million), which was funded from our internal cash resources.

On April 30, 2011, one of the Company’s venues in the Philippines with approximately 120 EGM seats was closed and we are currently working to redeploy the gaming assets there to our other higher-potential venues.  Given the fact that this closed venue was an underperforming venue for the Company, there was not any material negative impact to the gaming revenue of the Company as a whole.

We will selectively pursue additional EGM participation contracts in the Indo-China region.  In November 2011, we entered into a gaming machine participation and management agreement to place up to 250 EGM seats and jointly manage these EGM operations with a venue owner in the Indo-China region.  We expect 200 of these EGM seats to be operational at the time of the venue’s opening, which is anticipated during the first quarter of 2012.  Total company-wide EGM placements can fluctuate due to our strategic efforts to optimize average daily net wins.  In the event that the EGM performance at our contracted venues does not meet our original expectations, and to the extent that this is legally permitted under the terms of the relevant participation contracts, we may discuss with the relevant venue owners for withdrawing all or a portion of our EGMs from such venues for future redeployment in new or existing venues with better performance prospects.

Other Products

Other products revenue decreased approximately $414,000 to $2.1 million for the three-month period ended September 30, 2011 compared to approximately $2.5 million in the same period of the prior year.  Other products revenue for the three-month period ended September 30, 2011 consisted of approximately $1.9 million in non-gaming product sales and $241,000 in gaming chip and plaque sales compared to $1.9 million and $645,000, respectively in the same period of the prior year.  The consolidated decrease was mainly a result of a decrease in sales to our gaming chip customers as they reduced their orders for the three-month period ended September 30, 2011.

Gross profit on other products decreased approximately $270,000 to $191,000 for the three-month period ended September 30, 2011 compared to approximately $461,000 in the same period of the prior year due to lower sales and production volumes.

Other products revenue increased approximately $763,000 to $6.3 million for the nine-month period ended September 30, 2011 compared to approximately $5.6 million in the same period of the prior year.  Other products revenue for the nine-month period ended September 30, 2011 consisted of approximately $5.6 million in non-gaming product sales and $756,000 in gaming chip and plaque sales compared to $4.6 million and $998,000, respectively in the same period of the prior year.  The consolidated increase was mainly a result of an increase in sales to our non-gaming customers as they increased their production for the nine-month period ended September 30, 2011.

Gross profit on other products increased approximately $228,000 to $764,000 in the nine-month period ended September 30, 2011 compared to approximately $536,000 in the same period of the prior year due to higher sales and production volumes and resulting improved production efficiencies.

Operating Expenses

The following is a schedule of expenses on a consolidated basis:

		Old Basis		Old Basis
	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amount in thousands)	2011	2010	2011	2010
Selling, general and administrative	$1,492	$1,340	$3,860	$4,277
Stock-based compensation expenses	215	126	1,237	667
Product development expenses	89	64	302	520
Depreciation and amortization	27	221	86	679
Restructuring charges	—	63	—	310
	$1,823	$1,814	$5,485	$6,453

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $152,000 to $1.5 million for the three-month period ended September 30, 2011 compared to $1.3 million in the same period of the prior year period. Salaries and wages expense increased approximately $95,000 primarily as a result of an accrued performance bonus for the year. Legal expense and external consultancy and accounting fees increased approximately $101,000 primarily due to incorporation of new entities, such as Dreamworld Leisure (Pailin) Limited and negotiation and participation in new projects, such as the revised cooperation structure of the Pailin Project. Investor relations expense increased $53,000 mainly due to increased activities to strengthen investor relations. Traveling, insurance and training expense increased approximately $19,000 primarily as a result of expansion in operations while advertising, rent, utilities, printing, supplies and other operating expenses decreased by approximately $116,000 due to various cost reduction initiatives.

Selling, general and administrative expenses decreased approximately $417,000 to $3.9 million for the nine-month period ended September 30, 2011 compared to $4.3 million in the same period of the prior year period. Salaries and wages expense decreased approximately $206,000 as a result of headcount reductions. External consultancy and accounting fees decreased approximately $102,000 primarily due to cost reduction initiatives. Advertising, rent, utilities, printing, traveling and other operating expenses decreased by approximately $270,000 due to various cost reduction initiatives. Investor relations expense increased $102,000 mainly due to comprehensive filing compliance expenses of listing status. Legal, supplies, insurance, bank charges, donations and training expenses increased approximately $37,000 primarily as a result of incorporation of new entities and bad debt expenses increased approximately $22,000 primarily related to a venue operating in the Philippines where revenue collection was not reasonably assured.

Stock-Based Compensation Expenses

Stock-based compensation expenses increased approximately $89,000 to $215,000 for the three-month period ended September 30, 2011 compared to $126,000 in the same period of the prior year primarily due to new stock options granted in 2011.

Stock-based compensation expenses increased approximately $570,000 to $1.2 million for the nine-month period ended September 30, 2011 compared to $667,000  in the same period of the prior year primarily due to an one-time performance stock granted to directors and senior management during the nine-month period ended September 30, 2011.

Product Development Expenses

Product development expenses increased approximately $25,000 to $89,000 for the three-month period ended September 30, 2011 compared to approximately $64,000 in same period of the prior year.  The increase was primarily due to more development expenses for gaming chips and plaques. Product development expenses decreased approximately $218,000 to $302,000 for the nine-month period ended September 30, 2011 compared to approximately $520,000 in same period in the prior year.  The decrease was primarily a result of stabilized activities for new product development for other products division, specifically gaming chips and plaques.

Depreciation and Amortization

Total depreciation and amortization expenses decreased approximately $194,000 to $27,000 for the three-month period ended September 30, 2011 compared to $221,000 in the same period of the prior year.  Total depreciation and amortization expenses decreased approximately $593,000 to $86,000 for the nine-month period ended September 30, 2011 compared to $679,000 in the same period of the prior year.  The decreases for both periods were primarily a result of the reduction in the value of intangibles by approximately $2.4 million following the impairment charges recorded in December 2010.

Restructuring Charges

During the three-month periods ended September 30, 2011 and 2010, we incurred restructuring charges of $NIL and approximately $63,000, respectively.  During the nine-month periods ended September 30, 2011 and 2010, we incurred restructuring charges of approximately $NIL and $310,000, respectively.  The restructuring costs incurred in 2010 were primarily for the severance wages and benefits related to the termination of employees.

Other Income/(Expenses)

		Old Basis		Old Basis
	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amount in thousands)	2011	2010	2011	2010
Interest expenses and finance fees	$(105)	$(116)	$(305)	$(322)
Interest income	20	28	61	66
Foreign currency (losses)/gains	(42)	32	(66)	(28)
Loss on dispositions	—	(121)	(152)	(117)
Other	65	66	192	217
Total	$(62)	$(111)	$(270)	$(184)

Interest Expenses and Finance Fees

Interest expenses and finance fees decreased approximately $11,000 to $105,000 for the three-month period ended September 30, 2011 compared to approximately $116,000 in the same period of the prior year. Interest expenses and finance fees decreased approximately $17,000 to $305,000 for the nine-month period ended September 30, 2011 compared to approximately $322,000 in the same period of the prior year primarily due to the reduced notes payable to a related party, as principal repayments began in July 2011.

Interest Income

Interest income decreased approximately $8,000 to $20,000 for the three-month period ended September 30, 2011 compared to approximately $28,000 in the same period of the prior year. Interest income decreased approximately $5,000 to $61,000 for the nine-month period ended September 30, 2011 compared to approximately $66,000 in the same period of the prior year.  The decrease was primarily a result of a lower interest income charged on overdue accounts receivables as a result of improved collections.

Foreign Currency Transactions

Foreign currency losses were approximately $42,000 for the three-month period ended September 30, 2011 compared to gains of approximately $32,000 in the same period of the prior year. Foreign currency losses were approximately $66,000 for the nine-month period ended September 30, 2011 compared to approximately $28,000 in the same period of the prior year. The losses in the nine-month period ended September 30, 2011 resulted primarily from the appreciating value of the U.S. dollar denominated payables from our Hong Kong and Philippines operations, whose functional currency are Hong Kong dollar and Philippine peso, respectively.

Loss on Dispositions

Loss on dispositions decreased approximately $121,000 to $NIL for the three-month period ended September 30, 2011 compared to approximately $121,000 in the same period of the prior year. The decrease was primarily due to the absence of any disposal of unused fixed assets in the three-month period ended September 30, 2011. The loss on dispositions increased approximately $35,000 to $152,000 for the nine-month period ended September 30, 2011 compared to approximately $117,000 in the same period of the prior year and the increase was primarily the result of more disposal of unused fixed assets during the nine-month period ended September 30, 2011.

Other

Other income decreased approximately $1,000 to $65,000 for the three-month period ended September 30, 2011 compared to approximately $66,000 in the same period of the prior year. Other income decreased approximately $25,000 to $192,000 for the nine-month period ended September 30, 2011 compared to approximately $217,000 in the same period of the prior year primarily due to a net decrease in grants received from the Australian government related to the other products division, specifically automotive components.

Income Tax Provisions

Effective tax rates for the three-month and nine-month periods ended September 30, 2011and 2010 were approximately (12.3)%, (79.0)%, 9.3% and (5.8)%, respectively. We continue to review the treatment of tax losses and income generated in the future by our foreign subsidiaries to minimize taxation implication/costs.

		Old Basis		Old Basis
	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2011	2010	2011	2010
Income tax provisions	$(71)	$(320)	$169	$135

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2011, we had total cash and cash equivalents of approximately $14.3 million and a working capital balance of approximately $10.3 million. Our cash and working capital during the three-month period ended September 30, 2011 was positively impacted by the cash received from our operations at NagaWorld but was negatively impacted by the purchase of EGMs for our gaming operations, the repayment of approximately $1.6 million in principal and interest on the promissory note issued to EGT Entertainment Holding and expenses associated with our casino development projects.

From the beginning of the fourth quarter 2011 period to the date of this filing, our working capital position has been positively impacted by cash received from our operations at NagaWorld partly offset by the repayment of approximately $1.1 million in principal and interest on the promissory note issued to EGT Entertainment Holding and a payment of approximately $1.2 million related to our agreement to increase our revenue sharing rights at the San Pedro VIP Club in the Philippines.

As part of our growth strategy for our gaming operations, we intend to incur initial planning and construction costs related to our casino and gaming development plans.  In addition, we expect to purchase EGMs to supplement existing inventory and source future targeted deployment plans.  Our current casino and gaming development plans for the remainder of 2011 and 2012 include the Kampot and Pailin Projects.

We expect the initial phase of the Kampot Project, which includes the construction, purchase of gaming equipment and initial working capital needs, will require our expenditure of approximately $1.2 million.  This does not include the cost of EGMs as they will be sourced from our existing inventory.  We expect the initial phase of the Pailin Project, which includes the construction, purchase of gaming equipment and initial working capital needs, will require our expenditure of approximately $2.4 million.

We are also currently in discussions on other significant new gaming projects, however, there is no guarantee we will successfully conclude these negotiations. Given our constrained capital resources at present, we intend to slow development of the Takeo Project in order to divert our available capital to these potential new projects, which we believe will offer greater short- and medium-term return potential. As a result, we presently do not have a timeline for the development of the Takeo Project and do not expect to commit significant capital to the project in 2011 and 2012.

We presently expect that our capital expenditures for the remainder of 2011 for our existing plans as of the date of this report, which include the development of our Kampot and Pailin Projects, the purchase of EGMs, and general maintenance for our current operations, will be approximately $1.0 million to $2.5 million.  We presently expect that our capital expenditures for 2012 for our existing plans will be approximately $7.0 million to $8.5 million.  This includes approximately: $2.5 million to $3.0 million for the development of our Kampot and Pailin Projects; approximately $2.5 to $3.5 million for the purchase of EGMs, which includes approximately $1.5 million for the purchase of EGMs for a new gaming machine participation and management agreement in the Indo-China region; and approximately $2.0 million in general maintenance for our current operations.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our capital expenditures for our Kampot and Pailin Projects, the purchase of EGMs, and repayments under the promissory note issued to EGT Entertainment Holding for the remainder of 2011 and 2012.

As noted above, however, we are currently pursuing additional casino and gaming projects. While there is no guarantee we will successfully conclude these negotiations, if we were to secure one or more of these projects our capital expenditures for 2012 would increase beyond the $7.0 million to $8.5 million currently contemplated.  At this time, we are unable to predict the amount of additional capital expenditures that could be required in 2012 for these potential projects.  Where possible, we intend to fund our casino and gaming projects from our cash flow from operations and cash on hand.  Further, we will seek to structure the development of these projects in phases to better control and pace the related expenditure of capital.  However, should we commit to large projects or to the concurrent development of multiple casinos and gaming projects, we may need to acquire additional capital. We would endeavor to obtain any required additional capital from various financing sources including commercial debt financing and the sale of our debt or equity securities. However, there are no commitments or arrangements in place as of the date of this report for our receipt of additional capital and there is no assurance we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flows Summary

		Old Basis
	Nine-Month Periods Ended September 30,		Increase
(amounts in thousands)	2011	2010	(Decrease)
Cash provided by/ (used in):
Operating	$7,585	$7,827	$(242)
Investing	(1,865)	(4,202)	2,337
Financing	(1,577)	(143)	(1,434)
Effect of exchange rate change in cash	(52)	142	(194)
	$4,091	$3,624	$467

Operating

Cash provided by operating activities was approximately $7.6 million for the nine-month period ended September 30, 2011 compared to approximately $7.8 million in the same period of the prior year. Excluding a one-off recoupment of prepaid commitment fees of approximately $4.8 million for the nine-month period ended September 30, 2010, there was a significant increase in cash flow provided from operations of approximately $4.6 million for the nine-month period ended September 30, 2011 as compared to the same period in the prior year primarily due to an improvement in net income.

Investing

Cash used in investing activities was approximately $1.9 million for the nine-month period ended September 30, 2011 compared to approximately $4.2 million in the same period of the prior year.  The decrease in cash used in investing activities was a result of the purchase of fewer EGMs and related systems during the nine-month period ended September 30, 2011 compared to the prior year when we purchased EGMs for our expansion at NagaWorld as well as the purchase of land in the Takeo Province of Cambodia for our future casino development plans.

Financing

Cash used in financing activities was approximately $1.6 million for the nine-month period ended September 30, 2011 compared to approximately $143,000 in the same period of the prior year.  The increase was primarily a result of repayments of the notes payable to EGT Entertainment Holding (see Note 12), as principal repayments began in July 2011.

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

Inventories

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

Revenues are recognized as incurred with the exception of one of our venues in which revenues are recognized as the payment for net winnings are received as the collections from this venue were not yet reasonably assured. Net winnings from this venue were deferred and recognized on cash basis until the collections of such net winnings are reasonably assured. Deferred revenue was approximately $75,000 and $NIL as of September 30, 2011 and 2010, respectively.

Commitment fees paid to the venue operator where the agreement stipulates that the fees will be recovered from the daily net win sharing are capitalized as assets. As required by ASC 605-50, Customer Payments and Incentives, the cash consideration received for the portion of net winnings relating to the commitment fees is amortized as a reduction of revenue if the expected benefit from commitment fees cannot be separately identified or reasonably estimated. We had no prepaid commitment fees of as of September 30, 2011 and December 31, 2010, respectively.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are also capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts.  We had commitment fees related to contract amendment of approximately $477,000 and $558,000 as of September 30, 2011 and December 31, 2010, respectively.

Other Products Sales

We recognize revenue from the sale of our products to end users upon shipments against customer contracts or purchase orders. We recognize revenue from our sales to independent distributors upon shipments to the distributors against distributor contracts or purchase orders for our products.

Intangible Assets, including Casino Contracts

As a result of the Quasi-Reorganization, the carrying values of intangible assets were adjusted to a new cost basis and the accumulated amortization was removed to adjust the new basis as of December 31, 2010. Intangible assets consist of patents, trademarks and casino contracts. They are amortized on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which ranges from five to ten years. The straight-line amortization method is utilized because we believe there is no more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used.

Amortization expenses related to casino contracts were approximately $616,000 and $NIL and $1.8 million and $NIL for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively.  The amounts were accounted for as cost of gaming operations. Amortization expenses related to patents and trademarks were approximately $5,000 and $102,000 and $18,000 and $305,000 for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively. The amounts were accounted for as selling, general and administrative expenses.

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

Stock-Based Compensation

We apply ASC 718, Compensation-Stock Compensation, to account for stock-based compensation. Under the fair value recognition provisions of ASC 718, we recognize stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Initial accruals of compensation expenses are based on the estimated number of shares for which requisite service is expected to be rendered.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation costs of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, we remeasure compensation costs each period until the service condition is complete and recognize compensation costs on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding.  Stock-based compensation expenses totaled approximately $215,000 and $126,000 and $1.2 million and $667,000 for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively, in the accompanying consolidated statements of operations.

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

We are subject to income tax examinations by tax authorities from 2004 through the present period in jurisdictions in which we operate. Currently, the U.S. Internal Revenue Service is conducting an audit of the 2008 and 2009 tax returns in the United States.

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

Recently Issued Accounting Standards

In September 2011, the FASB issued ASU 2011-09 Disclosures about an Employer’s Participation in a Multiemployer Plan, (ASC Subtopic 715-80, Compensation—Retirement Benefits—Multiemployer Plans). The amendments in the Update require that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The adoption of the Update is currently not applicable but will be evaluated if the Company has multiemployer pension plans in the future.

In September 2011, the FASB issued ASU 2011-08 Testing Goodwill for Impairment, (ASC Topic 350, Intangibles — Goodwill and Other). The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments do not change the current guidance for testing other indefinite lived intangible assets for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the Update is currently not applicable but will be evaluated if the Company has goodwill in the future.

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

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS, (ASC Topic 820, Fair Value Measurements and Disclosures). This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. This Update does not apply to share-based payment transactions inventories, leases and business combinations. The Company does not expect the adoption of the Update will have significant impact on its fair value measurement or its disclosures.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, (ASC Topic 860, Transfers and Servicing). The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments do not affect other transfers of financial assets. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This Update is effective for the first interim or annual period beginning on or after December 15, 2011. The Company does not currently have any repurchase agreements, but it will evaluate the applicability of the ASU again for its 2012 financial reporting.

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

Item 4.           Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2011.

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 22, 2011, the district court ruled on the motions to dismiss filed by the Company and certain of our current and former officers and directors.  The district court dismissed all of Prime Mover’s claims and dismissed all of Strata’s claims except for two breach-of-contract counts against the Company.  All claims against the current and former officers and directors were dismissed.  On November 7, 2011, Plaintiffs filed a motion for leave to amend the Complaint to replead their dismissed claims against all the defendants. It is not known at this time when or how the court will rule on such motion but the Company intends to oppose the motion in a timely manner consistent with applicable federal and state laws.

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

On June 22, 2011, the district court ruled on the motions to dismiss filed by the Company and certain of our current and former officers and directors.  The district court dismissed all of Prime Mover’s claims and dismissed all of Strata’s claims except for two breach-of-contract counts against the Company.  All claims against the current and former officers and directors were dismissed.  On November 7, 2011, Plaintiffs filed a motion for leave to amend the Complaint to replead their dismissed claims against all the defendants. It is not known at this time when or how the court will rule on such motion but the Company intends to oppose the motion in a timely manner consistent with applicable federal and state laws.

We believe that the Plaintiffs’ claims against us and our present and former officers and directors are presently covered by our directors and officer insurance policies, which provide the covered parties with up to $15 million of potential insurance coverage. Directors and officer insurance policies, however, generally cover securities claims, not breach of contract claims.  If Plaintiffs’ motion for leave to amend the complaint is unsuccessful, and thus Plaintiffs’ only remaining claims are for breach of contract, then there is a risk that our director and officer insurance may no longer be available to cover the litigation.

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

Item 6.                                   Exhibits

Exhibit No.	Description	Method of Filing

10.1	Undertaking Agreement dated July 13, 2011 between the Registrant and Ms. Ban Sreymom, a Cambodian individual	Filed as an Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 14, 2011

10.2	Lease Agreement dated July 13, 2011 between the Registrant and Ms. Ban Sreymom, a Cambodian individual	Filed as an Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 14, 2011

10.3	Transfer Agreement dated October 21, 2011 amongst the Registrant, Golden View International Gaming and Amusement Corp. and Jade Prosper Holdings Ltd	Filed as an Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on October 27, 2011

10.4	Amendment to Registrant’s Policy Concerning Compensation of Non-Employee Directors	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial	Filed electronically herewith

Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document	Filed electronically herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

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

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date: November 14, 2011	By:	/s/ Clarence Chung
Clarence Chung
	Its:	President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ Andy Tsui
Andy Tsui
	Its:	Chief Accounting Officer