Form 10-K
period 2011-12-31
Entertainment Gaming Asia Inc.
filed 2012-03-30
CIK 1004673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $19,693,636

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 119,618,613 shares as of March 15, 2012.

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

PART I

Item 1.                    Business

GENERAL

Entertainment Gaming Asia Inc. is engaged in: (i) electronic gaming machine (EGM) participation operations, which include the ownership and leasing of EGMs in resorts, hotels and other venues in Pan-Asia placed on a revenue sharing basis with venue owners; (ii) the development of regional casinos in the Indo-China region where we intend to own and operate such casinos under the “Dreamworld” brand; (iii)  the design, manufacture and distribution of gaming chips and plaques; and (iv) the design, manufacture and distribution of other plastic products.  Our current primary focus is our EGM participation and casino development operations.

For our EGM participation business, we utilize our operational experience, established market presence and key relationships to identify and develop new gaming venues, acquire the EGMs, casino management systems and other gaming peripherals directly from manufacturers, dealers and suppliers and install the same in our contracted venues. In addition, we assist the venue owners in brand-building and marketing promotions.  Certain of our EGM participation contracts, such as for NagaWorld Resorts and Sokha Hotels and Resorts in Cambodia, also entail us functioning as a manager of the EGM operations.  In these venues, we jointly manage with the relevant casino owner the slot floor operations and design marketing programs and slot promotions for our designated gaming space.  We also hire, train and manage the floor staff and set high expectations on the level of customer service.

In May 2010, we announced our intention to expand our gaming operations and become an owner and operator of regional casinos under the “Dreamworld” brand in select emerging gaming markets in Indo-China. We believe this expanded business strategy will allow us the potential for higher long-term incremental returns on our operations given the ability to collect a greater share of the net win compared to our existing participation contracts. In addition, it provides us greater long-term control over our operations.

Pursuant to this growth strategy, we have two casino projects under active development in Cambodia, one of which is located in the Pailin Province near the border of Thailand and the second is located in the Kampot Province near the border of Vietnam. We also own a parcel of land in the Takeo Province in Cambodia where we may develop and operate a casino-hotel in the future.

In addition to our core gaming operations, through our subsidiary, Dolphin Products Pty Limited, we develop, manufacture and distribute high-frequency RFID and traditional non-RFID gaming chips and plaques as well as other plastic component products for a number of industries.

We have offices in Hong Kong, the Philippines, Cambodia and Australia.  We also have manufacturing facilities in Melbourne, Australia.

Our mailing address in the United States is:

Entertainment Gaming Asia Inc.

40 E. Chicago Avenue, #186

Chicago, Illinois, 60611

USA

The telephone number in the United States is (312) 867-0848.

During the fiscal year ended December 31, 2011, we owned or had rights to certain trademarks that we used in connection with the sale of our products, including, but not limited to Dolphin™ and we made applications for the trademark “Dreamworld” in certain Indo-Chinese countries. Other than the aforesaid trademarks, this report also makes reference to trademarks and trade names of other companies.

RECENT DEVELOPMENTS

During the fiscal year ended December 31, 2011 and through the date of this report, we have engaged in the following:

Entered into a New Machine Participation and Management Agreement in Cambodia

On November 3, 2011, we entered into a gaming machine participation and management agreement (the “Agreement”) with Sokha Hotels and Resorts (“Sokha”), to place up to 250 electronic gaming machine seats and jointly manage these slot operations in its new Thansur Bokor Resort and Casino in the tourist-centric Bokor Mountains of Cambodia (“Thansur Bokor”).  Sokha, a wholly-owned subsidiary of the Cambodian conglomerate Sokimex, is a leading operator of luxury hotels and resorts in prime locations in Cambodia.

The first phase of Thansur Bokor is expected to open in May 2012 at which time we expect to have 200 EGM seats in operation.  We intend to ramp up to 250 seats over the subsequent several months.  This strategic project expands our gaming operations in the Indo-China region and is anticipated to contribute to near-term earnings.

Under the terms of the Agreement, we will jointly manage with the venue owner these slot operations.  While we and Sokha will share the gross win or loss and most of the operating expenses, such as marketing expenses and salaries of floor staff, on a respective basis of 27/73%, a few operating expenditure items, such as machine maintenance and repair and salaries of certain personnel appointed by us, shall be borne solely by us.  We will collect our share of the gross win and will settle its share of the relevant operating costs on a semi-monthly basis. The contract duration is five years, commencing upon the live operation of the slot floor.

Our capital expenditures under the Agreement are estimated to be approximately $1.5 to $2 million, which will be funded from internal cash resources. We intend to utilize a combination of new and used machines, some of which will be sourced from our existing inventory.

Agreement to Increase Revenue Sharing Interest in Philippine Slot Venue

On October 21, 2011, we entered into a Transfer Agreement (“Agreement”) for the purpose of increasing from 17% to 35% our share of the revenue from our participation business at the San Pedro VIP Club, one of our existing participation venues in the Philippines (“San Pedro Club”).  This Agreement serves to further our strategy of improving returns and focusing our assets on the highest-potential venues in the market and increase our control over the promotion and marketing strategies for this venue.

San Pedro Club is operated by the government operator, Philippine Amusement and Gaming Corporation (“PAGCOR”), which entered into a machine lease contract with a company (the “Proponent”), which holds the lease of the premises of the club (the “PAGCOR Contract”). The Proponent in turn entered into an agreement with us to lease EGMs to the venue (the “Agreement of Lease”). Pursuant to the terms of the PAGCOR Contract and the Agreement of Lease, the net win after gaming tax of the machines at San Pedro Club was to be shared amongst PAGCOR, the Proponent, and us in the ratio of 65%, 18%, and 17%, respectively.

Under the terms of the Agreement, we assume the role of the Proponent and work directly with PAGCOR. Our revenue share has increased from 17% to 35% and PAGCOR maintains its 65% share.  We have also incurred certain of the venue’s operating expenses, which are recorded in our cost of gaming operations.  The closing of the Agreement will be subject to the fulfillment of various conditions, which include PAGCOR’s consent and agreement to extend the PAGCOR Contract with us until mid 2016.  Upon closing, the Agreement will be retroactively effective as of August 1, 2011. We expect to close the Agreement in the second quarter of 2012. In the meantime, we took over San Pedro Club’s operations in late October 2011.

The cash consideration for the Agreement payable by us was Philippine pesos 55 million (equivalent to approximately $1.3 million), which was funded from our internal cash resources. We also agreed to pay cash expenses to the Proponent of approximately Philippines pesos 2.9 million (equivalent to approximately $67,000) and waived net receivables from the Proponent of approximately Philippine pesos 3.5 million (equivalent to approximately $82,000). Thus, the total consideration amount agreed by us pursuant to the transaction is approximately Philippine pesos 61.4 million (equivalent to approximately $1.4 million). As of December 31, 2011, we already paid approximately Philippines pesos 50.7 million (equivalent to approximately $1.2 million).

Entry into Two Casino Development Projects in Cambodia

As part of our growth strategy to expand our gaming operations to include the ownership and operation of regional-style casinos under our Dreamworld brand in emerging gaming markets of Indo-China, we announced two new casino development projects during 2011.

Dreamworld Casino (Kampot)

On March 4, 2011, we entered into a shareholders agreement with a local partner with respect to our participation in a company (the “new company”) for the development, ownership and operation of a casino located in Kampot Province of Cambodia near the Vietnam border (“Dreamworld Casino (Kampot)”).

The local partner is the owner of a parcel of land measuring approximately 91,000 square feet (8,500 square meters) located in a southern Cambodia in the Kampot Province near the Vietnam border and the Dreamworld Casino (Kampot) will be constructed thereon.  It will include a casino, which will be operated under the ‘Dreamworld’ brand, with table games such as baccarat, roulette and dice games as well as EGMs.  The initial phase of Dreamworld Casino (Kampot) is expected to include up to 14 table games and 25 EGMs and is expected to open in the third quarter of 2012.

Upon the completion Dreamworld Casino (Kampot), we will have the dominant management right and control over the business operations of the new company and Dreamworld Casino (Kampot) and all business decisions and policy-making in respect of the business will be vested in the board of directors of the new company in which we will have the right to nominate a majority of the members.

Subject to any early termination of the casino project pursuant to the terms of the shareholders agreement, the casino project is for an initial term of 25 years commencing March 2011 and is subject to renewal by the parties’ mutual consent.

Dreamworld Casino (Kampot) will be owned by the new company, a private company incorporated in Cambodia for the sole purpose of holding and operating Dreamworld Casino (Kampot).  The respective shareholdings of the new company by us and the local partner are 67% and 33%, respectively.  However, we and local partner will share the monthly net revenue after payouts to customers, operating expenses, and taxes on a 60%/40% basis, respectively.

We are responsible for all capital expenditures relating to the casino project and our total capital expenditure for the initial phase Dreamworld Casino (Kampot) is expected to be approximately $1.2 million and will be funded from internal cash resources.

Dreamworld Casino (Pailin)

In May 2011, we agreed to form a company (the “new company”) with another local partner in Cambodia for the development, ownership and operation of a casino project in the Pailin Province of Cambodia near the Thailand border (“Dreamworld Casino (Pailin)”).

The local partner is the owner of a parcel of land measuring approximately 13,000 square feet (1,196 square meters) located in north western Cambodia in the Pailin Province near the Thailand border and the Dreamworld Casino (Pailin) will be constructed thereon.  It will include a casino, which will be operated under the ‘Dreamworld’ brand, with table games such as baccarat, roulette and dice games as well as EGMs.  Based on the latest venue layout, the initial phase of Dreamworld Casino (Pailin) is expected to include 30 table games and 40 EGMs. It is scheduled to open on May 9, 2012.

Under the terms of the relevant shareholders agreement, the local partner agreed to lease to the new company certain real property upon which Dreamworld Casino (Pailin) was to be developed for an annual fee of $1 and all profits (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the new company’s revenue) of the casino project were to have been split between us and the relevant local partner on a 55%/45% basis, respectively.  In June 2011, we formed a legal entity in Cambodia to serve as the company for the casino project’s operations.

In July 2011, the local partner agreed with us to revise the cooperation structure for the Dreamworld Casino (Pailin) by pervious structure and entering into new agreements pursuant to which (a) we will be the sole owner of the new company, (b) the local partner’s profit participation will be reduced from 45% to 20% and (c) we will pay a fair monthly rental to the relevant local partner for the lease of the casino project property.  The initial lease term for the land is 20 years and is subject to renewal by the parties’ mutual consent.

We are responsible for all capital expenditures relating to the casino project and our total capital expenditure for the initial phase Dreamworld Casino (Pailin) is expected to be approximately $2.4 million and will be funded from internal cash resources.

GAMING BUSINESS

Overview

Since September 2007, our primary business model has focused on the ownership and leasing of EGMs placed with venue owners on a revenue sharing basis within certain countries in Pan-Asia with operations to date located in Cambodia and the Philippines. Utilizing our developed operational experience and established market presence and key relationships, we identify and secure venues for the placement of EGMs and where warranted, casino management systems that track game performance and provide statistics on each installed EGM owned and leased by us.  We contract with the venue owners or operators for the placement of the EGMs on a revenue sharing basis. In addition, we acquire and install the EGMs and other gaming systems and peripherals at the relevant gaming venues.

In May 2010, we announced our intention to expand our gaming operations and become an owner and operator of regional casinos under the “Dreamworld” brand in select emerging gaming markets in Indo-China although none of our casino projects had started operations in 2011.

EGM participation operations comprised 64% of our consolidated revenues for the year ended December 31, 2011.

Operations of our Electronic Gaming Machine Participation

We contract with the venue owners or operators for the placement of EGMs on a revenue sharing basis and directly acquire and install the EGMs and other gaming peripherals at the relevant gaming venues. The target market for our EGM participation business is hotels and resorts and various other gaming venues across Pan-Asia.  We focus on underserved gaming markets that we believe are poised for significant growth, and many of the targeted venue owners have little or no gaming operations experience.

We utilize EGMs from leading manufacturers, including Aristocrat Technologies, International Game Technology, and WMS Gaming. As of December 31, 2011, we had an inventory of 412 EGMs suitable for deployment and believe, given our casino development plans, that we will need to supplement our existing inventory with the purchase of a certain number of new and used EGMs from cash on hand and cash from operations over the next twelve months.

We help market, design and develop the gaming venues of the venue owners to whom we lease our EGMs and related systems.  We contract with the venue owner for the leasing and maintenance of the EGMs on a revenue sharing basis.  We provide the development and implementation of various related gaming services in the Pan-Asia region which include:

•      Developing the technical and network design, layout and overall space configuration of the gaming floor in order to best utilize and leverage the available space and present an appealing environment to customers; and

•      Selecting the optimal mix of EGMs for the property to optimize the economic potential of the gaming floor and overall experience for the venue owner’s customers.

We assist the venue owner by recruiting and training of the necessary gaming floor personnel regarding the operation and maintenance of the EGMs and back-of-the-house accounting and in most cases, these gaming floor staffs are employees of ours though their salaries and related expenses will be shared by the venue owner and us according to the same revenue sharing ratio as agreed under relevant participation agreement.  In addition, we maintain all performance data and provide ongoing technical and operations support in order to optimize game performance throughout the floor.

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

As of December 31, 2011, our EGM participation operations were concentrated in two countries, namely, Cambodia and the Philippines. In Cambodia, we had a total of 719 EGM seats in operation in two venues.  In the Philippines, we had a total of 758 EGM seats in operation in five venues.

Competition

The global gaming industry is highly competitive.  Our competitors principally include private companies in Cambodia and both public and private companies in the Philippines with operations focused on Asian market.  Part of our operating strategy includes addressing markets and customers where we face less competition and entry barriers are higher due to several factors including:

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

Gaming Regulations and Licensing

The regulatory structures in the Asian countries where we operate our EGM participation and casino development businesses, including the Philippines and Cambodia, are not as developed or clearly defined as the United States.  In general, all of the countries in which we currently operate require the venue owner to obtain a gaming license in order to operate the EGMs leased by us and we demand that all venue owners to whom we lease EGMs, being our customers in the Philippines and Cambodia, hold the required gaming licenses to operate their venues.  Since our EGM participation business model primarily focuses on leasing the EGMs to the venue owner, technically, we are not considered to be an operator or owner of the gaming operations by the relevant authorities (although to a certain extent we have assumed some operator roles, including but not limited to the design of marketing programs, recruitment, training and management of floor staff, in certain of our venues) and thus, we are not required to obtain any form of gaming license in either the Philippines or Cambodia for our participation business in such jurisdictions.  However, current gaming laws, including licensing requirements and other regulatory obligations, could change or become more stringent resulting in additional regulations being imposed upon us and our EGM participation operations.  Any such adverse developments in the regulation of the gaming industry could be difficult to comply with and significantly increase our costs which, in turn, could cause our participation business to be unsuccessful.

We currently hold certain approvals from the relevant government authorities for construction of our casino projects. We hold the in-principle approval at municipal level to build and open a casino hotel in the Kampot Province of Cambodia from the Cambodia Government. Pursuant to such approval, Dreamworld Leisure (Kampot) Limited, a new company formed by us and the local land owner partner, is allowed to construct and open a casino-hotel for table games and EGMs with the proposed name of Dreamworld Casino and Resort in the Kampot Province of Cambodia. We hold the in-principle approval at municipal and provincial levels to build and open a casino hotel in the Pailin Province of Cambodia from the Cambodia Government. Pursuant to such approval, Dreamworld Leisure (Pailin) Limited, one of our wholly-owned subsidiaries, is allowed to construct and open a casino-hotel for table games and EGMs with the proposed name of Dreamworld Casino and Resort in the Pailin Province of Cambodia. We hold the in-principle approval at municipal and provincial levels to build and open a casino hotel in the Takeo Province of Cambodia from the Cambodia Government. Pursuant to such approval, Dreamworld Leisure, one of our wholly-owned subsidiaries, is allowed to construct and open a casino-hotel for table games and EGMs with the proposed name of Dreamworld Casino and Resort in Takeo Province of Cambodia.

It is anticipated that the formal gaming license and approvals of each of the aforesaid casino projects will be obtained upon completion of the construction of the relevant casino.

OTHER PRODUCTS

We are also engaged in the design, manufacture and distribution of gaming chips and plaques, and the design, manufacture and distribution of other plastic products.

Overview of Gaming Chips and Plaques

We focus on the development, manufacture and sale of gaming chips and plaques from our Dolphin subsidiary in Melbourne, Australia.

Gaming chips and plaque products include:

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

•      High-frequency RFID and traditional non-RFID casino plaques, which use modern, efficient plastic thermoforming techniques and a process of printing graphics to polymer that provides for a broad range of colors or designs, including a full photographic finish. Our plaques have unique security features including a patented RFID inlay which is tamper-proof and identifies each plaque, a currency grade ceramic DNA strand embedded in the plastic, a multi-directional hologram and serialization. They are available in five rectangular and three square shapes or customized to buyer requirements.

Marketing and Distribution of Gaming Chips and Plaques

In an effort to derive greater value from our high-frequency RFID and traditional non-RFID gaming chips and plaques, we have directed greater resources to these operations in the form of marketing and product development and engaged a marketing agent to promote and distribute these products for us in Australia, New Zealand, Macau and certain other Asian territories.

At present, our casino customers include, amongst others, City of Dreams, Altira, Venetians and Galaxy in Macau and Crown Casino in Melbourne, Burswood Casino in Perth and Star City Casino in Sydney, Australia.  Since gaming chip products are generally regarded as a “gaming device” by the gaming authorities in most of the states of the United States, which therefore requires the manufacturer of these products to be licensed, it is not our current intention to market or sell our gaming chip and plaque products in the United States.

Competition of Gaming Chips and Plaques

The gaming products industry is competitive.  We compete with established gaming products companies, which have more substantial histories, backgrounds, experience and records of successful operations, greater technical, marketing and other resources, and more employees and extensive facilities than we have or will have in the foreseeable future.  During the year ended December 31, 2011, our most significant competitor for our gaming chips and plaques was Gaming Partners International Corporation.

Gaming Regulations and Licensing of Gaming Chips and Plaques

Regarding our gaming chip and plaque products, in most jurisdictions outside the United States market, neither manufacturers nor distributors of gaming chip and plaque products are required to be licensed. However, since gaming chip and plaque products are generally regarded as “gaming devices” by the gaming authorities in most of the United States of America, which therefore require the manufacturers of these products to be licensed we currently do not have the intention to apply for any license to sell our Dolphin’s gaming chip and plaque products in the United States market mainly due to the costly application process and ongoing maintenance.

Manufacturing and Assembly of Gaming Chips and Plaques

The manufacture of RFID casino chips and plaques is performed at our Dolphin subsidiary in Australia, which specializes in plastic injection molding.  Dolphin has licensed certain RFID technology from a third party.

Suppliers

During the year ended December 31, 2011, most materials for our RFID casino chips and plaques were sourced in Australia. RFID casino chips and plaques were manufactured in Australia and shipped to our customers in Asia.  Dolphin has licensed certain RFID technology from a third party.

Overview of Other Plastic Products

We also develop, manufacture and sell plastic products for a number of industries. Dolphin is well-known for its high-quality and high-precision plastic products, it renewed third-party accreditation’s in TS16949, ISO 9001, Quality Management Systems and ISO 140001 Environmental System, AS4801 OH&S System in 2011.

Research and Development of Gaming Chips and Plaques and Other Plastic Products

Dolphin is continuously engaged in product development to enhance existing and develop new products for its gaming and non-gaming business lines. During the years ended December 31, 2011 and 2010, we spent approximately $386,000 and $610,000, respectively on product development activities, principally related to our gaming chips and plaques.

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

EMPLOYEES

As of March 15, 2012, we had approximately 14 full-time employees in Hong Kong, 1 full-time employee in the United States, 34 full-time employees in the Philippines, 42 full-time employees and 412 contracted staff for floor operations at NagaWorld, Sokha Bokor and Pailin casino project in Cambodia, and 55 full-time employees in Australia. None of our employees are represented by labor unions, and we consider our relationship with employees to be satisfactory.

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

On March 26, 2010, a complaint (as subsequently amended on May 28, 2010) (the “Complaint”) was filed by certain of our shareholders including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd (collectively, the “Plaintiffs”) in the United States District Court for the Southern District of New York against certain defendants including the Company and certain of our other current and former directors and officers.

The Complaint alleges claims related to disclosures concerning our electronic gaming machine participation business (the “Participation Business”), including but not limited to the alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, violations of Nevada Revised Statutes Sections 90.580(e) and 90.660(3), breach of fiduciary duty, and negligent misrepresentations. The Plaintiffs allege that we and certain other defendants made false and misleading statements about the Participation Business in filings with the SEC, press releases, and other industry and investor conferences and meetings during the period from June 13, 2007 and August 13, 2008 and that the Plaintiffs then purchased the securities at the inflated prices and later suffered economic losses when the price of our securities decreased.

On June 22, 2011, the court ruled on the motions to dismiss filed by us and certain of our current and former officers and directors. The court dismissed all of Prime Mover’s claims and dismissed all of Strata’s claims except for two breach-of-contract counts against the Company.  All claims against the current and former officers and directors were dismissed. On November 7, 2011, Plaintiffs filed a motion for leave to amend the Complaint for re-pleading all the securities claims against us and all the relevant current and/or former officers and directors. On December 15, 2011, the court granted the Plaintiff’s motion for leave to amend the Complaint and on December 20, 2011, the Plaintiff filed a second amended Complaint (the “Second Amended Complaint”) which alleged claim substantially similar to the original claims in the Complaint.

The Company and certain current and former officers and directors filed a motion to dismiss the Second Amended Complaint on January 23, 2012. As of the date of this report, the court has not ruled on our motion to dismiss. As the litigation is at a preliminary stage, it is not possible to predict the likely outcome of the case or the probable loss, if any, or the continuation of insurance coverage and, accordingly, no accrual has been made for any possible losses in connection with this matter.

We believe that the Plaintiffs’ claims against us and our present and former officers and directors under the Second Amended Complaint are presently covered by our directors and officer insurance policies, which provide the covered parties with up to $15 million of potential insurance coverage. Directors and officer insurance policies, however, generally cover securities claims, not breach of contract claims. In the event that the court dismisses all the securities claims under the Second Amended Complaint, and thus Plaintiffs’ only remaining claims are for breach of contract, then there is a risk that our director and officer insurance may no longer be available to cover the litigation.

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

We have achieved strong improvement in financial performance in recent quarters but have a history of significant operating losses. For the year ended December 31, 2011, we have incurred net income of approximately $642,000. However, this is the first year in which we recorded net income. For the year ended December 31, 2010, we incurred a net loss of approximately $5.2 million and prior to our Quasi-Reorganization at December 31, 2010, which among other things, eliminated our accumulated deficit account, with a commensurate reduction in our additional paid-in capital, we had an accumulated deficit of $386.1 million. During the last three years, we have refocused our business operations and streamlined our cost structure, which has resulted in substantially improved financial performance and the generation of positive cash flow from operations. However, we do not have a significant history in our primary focus of operations, EGM participation, and have recently commenced a new line of operations involving our development of regional casinos in the Indo-China region. Our limited operating history in the gaming business makes it difficult for potential investors to evaluate our business or prospective operations.  Further, we remain subject to the risks inherent in any developing business, including those mentioned below. While we will endeavor to continue to generate positive cash flows from operations, there can be no assurance that we will be successful in doing so.

Due to the nature of our participation operations, the actions of our venue owners with which we partner could impact our financial performance.   Our primary focus is currently on the ownership and leasing of EGMs on a revenue sharing basis in certain countries in Asia.  We focus on targeting venue owners in underserved gaming markets who have little or no gaming operations experience.  Since we participate on a revenue sharing basis with these venue owners, our revenue generated from the revenue sharing arrangements will be dependent to a significant degree on the efforts and capabilities of the venue owners.  Our revenues and results from our EGM participation operations may be impacted by the ability of the venue owners to manage the gaming operations of their venues.  Accordingly, there can be no guarantee that the venue owners will be able to manage the gaming operations successfully or that the gaming venues operated by them will perform at levels consistent with our financial projections and underlying forecasts and assumptions. Further, we have limited past business relationships with the venue operators and, despite background checks and other due diligence that we may perform, the venue operators may not be reputable. In the event that any of the venue operators are not reputable this would expose us to the risk of being unable to collect the revenue to which we are entitled under the revenue share arrangements and protect our gaming machine assets.

We have a dependence on NagaWorld. In Cambodia, our EGM participation operations currently focus primarily on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918). We currently lease 670 EGMs at NagaWorld, representing 45% of our total EGM’s operating on a participation basis as of December 31, 2011, and those machines are among our highest performing units on a net win per day basis. For the year ended December 31, 2011, our operations at NagaWorld accounted for 51% of our consolidated revenues and 80% of our revenue from our EGM participation operations. Although we believe we have a good relationship with NagaCorp, should material events occur that are detrimental to NagaWorld and its operations or cause the loss of this customer, it would have a significant negative impact on our financial performance.

We could require additional funding in the future to execute our casino and gaming development plans.  As of December 31, 2011, we had working capital of approximately $7.8 million.  Since December 31, 2011, our working capital has been positively affected by solid cash flow contribution from our gaming operations, particularly our operations at NagaWorld.

We believe we have sufficient cash on hand to fulfill all current obligations as they become due and to fund initial development for our casino development projects in the Kampot Province and Pailin Province of Cambodia and EGM purchase plans.  Based on our internal revenue projections, existing casino and gaming development and EGM placement rollout plans and our inventory of EGMs, we also believe we have the needed capital to fund our currently proposed operations over the next 12 months. However, if we were to commit to large casino and gaming development projects or the concurrent development of multiple casino and gaming projects; or should our revenue projections fail to meet our existing internal projections; or should we become required to procure additional EGMs for projects or due to reasons not currently contemplated, we may need to raise additional capital within the next 12 months.  We would endeavor to raise funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results can occur:

•                 the percentage ownership of our existing stockholders will be reduced;

•                  our stockholders may experience additional dilution in net book value per share; and/or

•                  the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Intended expansion of gaming operations represents material addition to our business model which has not been proven by us.  In May 2010, we announced our intention to expand our gaming operations and become an owner and operator of regional casinos and gaming venues under the “Dreamworld” brand in select emerging gaming markets in Indo-China.  While we believe that we can leverage our existing market presence and relationships to execute our casino and gaming development plans, there is no guarantee we will be successful in securing new casino and gaming projects, funding those projects and/or executing our plans to build and operate any of our casino and gaming projects. Since we do not have a prior history in the development of regional casinos, it is difficult for potential investors to evaluate our prospective casino operations.  Further, we remain subject to the risks inherent in any developing business, including those mentioned herein.  Some of our assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequently may affect other assumptions. Therefore, the actual results achieved may vary from the pro forma projections considered by our management, and the variations may be material. No assurance can be given that the future results of our casino development operations will meet with consumer acceptance or market success.

Our EGM participation and casino development operations are focused in markets outside the United States which exposes us to risks inherent in international business operations. We intend to pursue our gaming machine participation and casino development businesses in certain markets in Pan-Asia. We also focus our sales efforts for our gaming chips and plaques in Asia and Australia, but these efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

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

Our gaming operations are presently concentrated in Cambodia and the Philippines, which means that our results of operations or financial condition could be materially adversely effected by economic or political developments in either country.  Our business model contemplates our development of our EGM participation business throughout Pan-Asia and our casino development business throughout Indo-China, however at the present time our EGM participation business and casino development business are being pursued solely in Cambodia and the Philippines.  As a result, we experience significant exposure to the business risks presented by the economies and regulatory environments of those two countries.  The Cambodian and the Philippines government exercise substantial control over virtually every sector of their country’s economy through regulation and, in some cases, state ownership.  Our ability to operate in Cambodia and the Philippines may be harmed by changes in its laws and regulations, including those relating to gaming, taxation, environmental regulations, land use rights, property and other matters. For example, in February 2009, Cambodia’s Prime Minister called for the closure of the country’s sole bookmaker, Cambo Six, and all but two of the approximately 70 slot clubs in Cambodia’s Phnom Penh area, all of which had previously been licensed by the Cambodian government.  In the Philippines, all gaming operations are controlled by the Philippine Amusement and Gaming Corporation (“PAGCOR”), a government corporation that holds the exclusive right to operate casinos and slot rooms in the Philippines and that reports directly to the Office of the President of the Philippines.  While we have no reason to believe at this time that any of our gaming operations or those of our partners, such as NagaWorld, are at risk of adverse government action in Cambodia or the Philippines,  the central or local governments of such jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations or which may even restrict the licenses under which we and our partners operate. Likewise, any political turmoil, adverse weather condition, calamity or epidemic occurs in any of these two countries would have a significant negative impact on our business operations and financial performance.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.  We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business.  We have operations and agreements with third parties throughout Pan-Asia.  Our activities in Asia create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our company, even though they may not always be subject to our control.  It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

We may be unable to adequately protect our intellectual property rights. Our success in business, in particular, in relation to our gaming chips and plaques and non-gaming products, is impacted by maintaining the confidentiality and proprietary nature of our intellectual property rights. Our ability to compete may be damaged, and our revenues may be reduced if we are unable to protect our intellectual property rights adequately. To protect these rights, we rely principally on a combination of:

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

EGT Entertainment Holding holds a significant interest in our common stock, and is our largest creditor giving EGT Entertainment Holding significant power over our management and all shareholder actions. As of March 15, 2012, EGT Entertainment Holding owned 45.8 million shares of our common stock, representing approximately 38.3% of our issued and outstanding common shares, and as of December 31, 2011 we were indebted to EGT Entertainment Holding in the approximate amount of $6.2 million (representing approximately 53.6% of our total liabilities as of such date).  Accordingly, given its equity ownership, EGT Entertainment Holding has significant control over our management and all matters requiring approval by our shareholders, including the power to elect our board members and effect the approval of mergers and other significant corporate transactions. This concentration of ownership will make it difficult for other shareholders to effect substantial changes in our Company, and also will have the effect of delaying, preventing or expediting, as the case may be, a further change in our control.

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

Item 1B.                 Unresolved Staff Comments

Not applicable.

Item 2.                    Properties

We also lease the following offices and warehouse facilities throughout Asia and in Australia:

Location/Activities	Expiration Date of Lease	Monthly Lease Payment (USD)	Area (sq. ft.)
Hong Kong; Administrative office	March 2013	8,700	1,920
Melbourne, Australia; Manufacturing and Administrative offices	December 2013	25,000	32,000
Melbourne, Australia; Warehouse facilities	January 2014	25,000	32,000
Philippines; Administrative office	September 2012	2,000	1,668
Cambodia; Administrative office	September 2012	2,500	2,497
Cambodia; Warehouse facilities	March 2013	2,000	7,535

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

The Plaintiffs seek unspecified damages, as well as interest, costs and attorneys’ fees.  The Company engaged legal counsel to consider the claims set forth in the Complaint. The Company intends to defend itself vigorously against and respond to the Complaint in a timely manner consistent with applicable federal and state laws.

On June 22, 2011, the court ruled on the motions to dismiss filed by the Company and certain of its current and former officers and directors. The court dismissed all of Prime Mover’s claims and dismissed all of Strata’s claims except for two breach-of-contract counts against the Company.  All claims against the current and former officers and directors were dismissed. On November 7, 2011, Plaintiffs filed a motion for leave to amend the Complaint for re-pleading all the securities claims against us and all the relevant current and/or former officers and directors. On December 15, 2011 the court granted the Plaintiff’s motion to amend the Complaint and on December 20, 2011 the Plaintiffs filed a second amended Complaint (the “Second Amended Complaint”) which alleged claims substantially similar to the original claims in the Complaint. The Company and certain current and former officers and directors have filed a motion to dismiss the Second Amended Complaint on January 23, 2012. As of the date of this report, the court has not ruled on our motion to dismiss.

The Plaintiffs seek unspecified damages, as well as interest, costs and attorneys’ fees. The Company intends to defend itself vigorously against the Second Amended Complaint. As the litigation is at a preliminary stage, it is not possible to predict the likely outcome of the case or the probable loss, if any, or the continuation of insurance coverage and, accordingly, no accrual has been made for any possible losses in connection with this matter.

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

The following table sets forth the high and low closing sale prices of our common stock, as reported by the NYSE Amex, for each quarter during the past two fiscal years:

2011	Low	High
Fourth Quarter	$0.22	$0.31
Third Quarter	$0.26	$0.35
Second Quarter	$0.26	$0.39
First Quarter	$0.35	$0.46

2010	Low	High
Fourth Quarter	$0.29	$0.42
Third Quarter	$0.22	$0.27
Second Quarter	$0.23	$0.31
First Quarter	$0.23	$0.31

Holders of Record

As of March 15, 2012, we had outstanding 119,618,613 shares of common stock, held by approximately 127 shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business.

Equity Compensation Plan Information

On July 23, 2010, shareholders approved an amendment of our 2008 Stock Incentive Plan (the “2008 Plan”), to increase the number of common shares authorized for issuance under the plan from 5,000,000 to 10,000,000.  The 2008 Plan was adopted by our stockholders on September 8, 2008.  We previously had two other stock options plans, our Amended and Restated 1999 Stock Option Plan and our Amended and Restated 1999 Directors’ Stock Option Plan, both of which expired in January 2009.  However, those options previously granted under our expired stock option plans which were outstanding as of the plans’ expiration remain outstanding.  Pursuant to the aforementioned plans, as of December 31, 2011, there were options outstanding to purchase 12,593,234 shares of our common stock with a weighted average exercise price per share of $0.98 and options available for future issuance to purchase 460,607 shares of our common stock.

The following table sets forth certain information as of December 31, 2011 about our stock plans under which our equity securities are authorized for issuance.

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options	Options	Reflected In Column (a))
Equity compensation plans approved by security holders	12,593,234	$0.98	460,607
Equity compensation plans not approved by security holders	—	—	—
Total	12,593,234	$0.98	460,607

The first column reflects outstanding stock options to purchase: (i) 4,112,834 shares of common stock pursuant to our Amended and Restated 1999 Stock Option Plan with an average exercise price of $1.07; (ii) 90,400 shares of common stock pursuant to our Amended and Restated 1999 Directors’ Stock Option Plan with an average exercise price of $1.71; (iii) 1,990,000 shares of common stock pursuant to certain non-plan options approved by our stockholders in September 2007 with an average exercise price of $2.9; and (iv) 6,400,000 shares of common stock pursuant to our 2008 Stock Incentive Plan with an average exercise price of $0.31. The third column reflects 460,607 shares remaining for issuance under our 2008 Stock Incentive Plan as of December 31, 2011.

In January 2012, our board of directors approved the grant of options to purchase a total of 1,100,000 shares of common stock and 779,220 shares of restricted common stock under our 2008 Plan.  As noted above, however, only 460,607 shares of common stock remained available for issuance pursuant to the 2008 Plan at that time. The grant of the 1,418,613 shares in excess of the share amount available for issuance under the 2008 Plan was an inadvertent mistake by us without a then present awareness of the share limitations under the 2008 Plan, and  such grant of the excess shares constitutes a breach of the listing rules of the NYSE-Amex which provide that, subject to limited exceptions, none of which apply in this case, all grants of compensatory securities must be within the number of securities that reserved for issuance under the relevant stock incentive plan as approved by the shareholders of the listed company. We voluntarily notified the NYSE-Amex of the excess share grant and the apparent breach of the NYSE-Amex listing rules and advised the NYSE-Amex that we intend to redress the situation by seeking shareholder approval, at our annual meeting of shareholders tentatively scheduled for May 2012, of a further amendment to the 2008 Plan to increase the number of shares authorized for issuance thereunder and shareholder ratification of the grant of the excess shares. In the event our shareholders do not approve the ratification of the grant of the excess shares under the 2008 Plan, our chief executive officer and certain management team members are prepared to cancel options and shares held by them totaling 1,418,613 shares to bring us into compliance with the NYSE-Amex listing rules. Any cancellation of shares and options by our management for purposes of reducing the number of shares granted under the 2008 Plan to 10 million shares will not preclude our board from issuing an equal amount of shares to such persons in the future, subject to appropriate shareholder approval requirements of the NYSE-Amex. As of the date of this report, we have not received any formal notice from the NYSE-Amex concerning our apparent breach of the NYSE-Amex listing rules and we believe that the NYSE-Amex intends to defer any action until we have had the opportunity to redress the situation in the manner set forth above.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the years ended December 31, 2011 and 2010 included elsewhere in this report.

While our discussion will include a comparison of operations between the periods in 2011 and 2010, comparison between two periods are difficult due to the Quasi-Reorganization performed on December 31, 2010 as described in Note 1 of the financial statements. In particular, because the basis of our long lived assets and intangible assets were revised, depreciation and amortization for the year ended December 31, 2011 is not comparable to amounts recorded for the year ended December 31, 2010.

Given our plan to develop casino operations in the Indo-China region and the shared common resources of our Dolphin operations, we reassessed our business components and changed our reporting segments beginning in the fiscal year 2011. We currently conduct business in two operating segments: (i) gaming, which consists of electronic gaming machine (EGM) participation operations and our plans to develop and operate casinos and gaming establishments in select emerging markets in Indo-China; and (ii) other products, which consist of the manufacture and distribution of plastic products, including traditional non-RFID and RFID casino chips and plaques and other plastic products.

In the fourth quarter of 2008, we began to implement efforts to refocus our business model and streamline our operating structure. We believe these efforts have led to our substantially improved financial performance, which has culminated in the achievement of record-high revenue, operating income, net income, and adjusted EBITDA for the year ended December 31, 2011.

Over the last three years, consolidated revenue has improved by 74%.  This was primarily driven by our gaming operations, which posted revenue growth of 149% over this same period.  This top-line growth combined with aggressive cost reductions has resulted in the achievement of annual net profitability for the first time in our history and the generation of quality recurring adjusted EBITDA, which reached $11.7 million for the year ended December 31, 2011 compared to $140,000 in year ended December 31, 2009. We have also strengthened our balance sheet as we increased cash and cash equivalents to $12.8 million as of December 31, 2011 from $4.2 million as of December 31, 2009, while we reduced debt to $6.2 million from $9.4 million, respectively.

		Old Basis		% Change
	Years Ended December 31,			From 2009 to
(amounts in thousands, except per unit data)	2011	2010	2009	2011
Total:
Revenues	$27,129	$22,205	$15,623	74%
Gross profit/(loss)	$10,204	$6,510	$(2,253)	NM
Gross margin percentage	38%	29%	(14)%
Operating income/(loss) (2)	$847	$(5,686)	$(27,896)	NM
Net income/(loss)	$642	$(5,210)	$(26,359)	NM
Adjusted EBITDA (1,2)	$11,737	$8,350	$140	8,284%

Gaming:
Revenues	$17,396	$14,312	$6,998	149%
Average net win per unit (3)	$140	$117	$89	57%
Gross profit/(loss)	$8,817	$5,533	$(4,107)	NM
Gross margin percentage	51%	39%	(59)%

Other products:
Revenues	$9,733	$7,893	$8,625	13%
Gross profit	$1,387	$977	$1,854	(25)%
Gross margin percentage	14%	12%	21%

			Old Basis	% Change
	December 31,			From 2009 to
(amounts in thousands)	2011	2010	2009	2011
Cash and cash equivalents	$12,759	$10,217	$4,190	205%
Total debt (4)	$6,211	$9,202	$9,393	(34)%

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

(2)	Operating loss and adjusted EBITDA for 2010 and 2009 were revised to reflect the reclassification of loss on dispositions of assets.
(3)

Average net win figures (“WUD”) exclude EGM seats in operation during venues’ soft launch opening periods, if applicable, and apply revenue recognized on a cash basis in the calculation of WUD for venues for which revenues are recognized on a cash basis.  During the year ended December 31, 2011, one venue in Cambodia operated during a soft launch with a total of 60 EGM seats as of December 31, 2011 and one venue in the Philippines recognized revenue on a cash basis with 70 EGM seats as of December 31, 2011. Had these seats been included and revenue recognized on an accrual basis, WUD would have been $214 for Cambodia, $61 for Philippines and $133 for the consolidated average for the year ended December 31, 2011. During the year ended December 31, 2010, only one venue in Cambodia operated during a soft launch from September 19, 2010 to December 31, 2010 with a total of 10 EGM seats. Consequently, there was no material difference to average WUD figures for the period had these seats been included in the WUD calculation.

(4)	Amount represents notes payable to a related party.

Our primary focus is our gaming operations, which presently entail the leasing of EGMs on a revenue sharing basis to gaming establishments in Cambodia and the Philippines. We identify and secure venues for the placement of EGMs and casino management systems where warranted, which track game performance and provide statistics on each installed EGM owned and leased by us. We contract with the venue owners or operators for the placement of the EGMs on a revenue sharing basis. In addition, we acquire and install the EGMs and other gaming systems and peripherals at the relevant gaming venues.

As of December 31, 2011, our EGM participation operations were conducted in two countries, Cambodia and the Philippines, and totaled 1,477 EGM seats in operation in seven venues.  In Cambodia, we had a total of 719 EGM seats in operation in two venues.  In the Philippines, we had a total of 758 EGM seats in operation in five venues.

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

We have also continued to selectively pursue additional EGM participation opportunities.  In November 2011, we entered into a gaming machine participation and management agreement with leading Cambodian hotelier, Sokha Hotels and Resorts, to place up to 250 EGM seats and jointly manage these slot operations in its new casino resort in a tourist area of the Kampot Province.  The first phase of the casino resort is expected to open in May 2012.  We will initially place 200 EGM seats at the time of the opening and will ramp up to 250 seats over the subsequent several months.  This strategic project expands our gaming operations in the Indo-China region and is anticipated to contribute to near-term earnings.

In the Philippines, we are beginning to derive benefits from our strategic efforts to improve our operating performance and growth potential in this market.  These efforts include: implementing, with the support of our venue owner partners, targeted marketing programs; the redeployment, when possible, of our gaming assets from lower to higher performing venues in the market; and greater overall revenue sharing in this market due to our acquisition of a higher revenue sharing interest in one of our most promising venues in October  2011. As a result, our Philippine operations posted solid growth in average net win per unit for the year ended December 31, 2011 and improvement in gaming revenues for the six-month period ended December 31, 2011 compared to the prior-year periods.

With regard to our other products segment, we posted marked improvement in sales of our gaming chip and plaques with higher customer reorders and the addition of new customers in our core markets of Australia and Asia.  We attribute this to our targeted marketing strategies and wide range of product offerings with state of the art security features. With continued focus on marketing and planned investment in expanding our product offerings and production capacity, we believe we are better positioned to capitalize on the future growth opportunities for gaming chips and plaques in our target markets.  While these efforts are expected to improve revenue and gross profit for these operations over the long-term, they are not anticipated to minimize the normal fluctuation in quarterly sales flow of this business segment.

Our consolidated revenue for the year ended December 31, 2011 was approximately $27.1 million, of which revenue from our gaming and other products operations comprised 64% and 36%, respectively, of consolidated revenue.  This compares to consolidated revenue of approximately $22.2 million for the year ended December 31, 2010, of which revenue from our gaming and other products operations comprised 64% and 36%, respectively, of consolidated revenue.

Revenue from our gaming operations for the year ended December 31, 2011 was approximately $17.4 million compared to approximately $14.3 million in the prior year.  Gross margin for the gaming business improved to 51% in the year ended December 31, 2011 compared to 39% in the prior year.  Excluding non-cash items such as EGM depreciation, casino contract amortization and assets impairment of gaming assets, gross margin for the gaming business was 93% for year ended December 31, 2011 compared to 95% in the prior year. The slight decline was primarily due to increased marketing activities, which resulted in higher other operating costs for the year ended December 31, 2011.

Based on the solid revenue performance, particularly from our operations at NagaWorld, and our continued efforts to control costs, we achieved an annual net profit for the first time in our history.   In addition, we have demonstrated our ability to generate quality recurring cash flow from operations.  Adjusted EBITDA (as defined below) was approximately $11.7 million for the year ended December 31, 2011 compared to approximately $8.4 million in the prior year.  Cash flow provided by operations was approximately $10.2 million for the year ended December 31, 2011 compared to approximately $11.4 million in the prior year. Excluding a one-off recoupment of prepaid commitment fees of approximately $4.8 million for the year ended December 31, 2010, there was a significant increase in cash flow provided from operations of approximately $3.6 million for the year ended December 31, 2011 compared to the prior year.

Our improved financial performance along with our established market presence provides us a solid foundation from which to expand our gaming operations in our target markets.

In May 2010, we announced our intention to expand our gaming operations and become an owner and operator of regional casinos under our “Dreamworld” brand in select emerging gaming markets in the Indo-China region. We believe this expanded business strategy will allow us the potential for higher long-term incremental returns on our operations given the potential to collect a greater percentage of the gaming revenue compared to our existing EGM participation contracts. In addition, it provides us greater long-term control over our operations.

Pursuant to this growth strategy, on March 4, 2011, we entered into a shareholders’ agreement with a local partner to form a new company with the name of “Dreamworld Leisure (Kampot) Limited” (the “new company”) for the development, ownership and operation of a casino project to be located in the Kampot Province of Cambodia near the Vietnam border (the “Kampot Project”).

The local partner is the owner of a parcel of land measuring approximately 91,000 square feet (8,500 square meters) located in Southern Cambodia in the Kampot Province near the Vietnam border and the casino, which will be operated under the name Dreamworld Casino (“Dreamworld Casino (Kampot)”), will be constructed thereon.  The initial phase of Dreamworld Casino (Kampot) is expected to include up to 14 table games, such as baccarat, roulette and dice games, and 25 EGMs and to open by the end of the third quarter of 2012. Depending on demand and the availability of capital, we may add at a future date additional casino floor space and equipment as well as complementary facilities such as hotel rooms, a spa and other entertainment amenities.

Under the terms of the shareholders agreement, the new company will apply for its own gaming license and the local partner will lease to the new company the land for a period of 25 years for an annual fee of $1 and we shall provide funding for all development, construction and pre-opening costs of the Kampot Project; provide all necessary EGMs and gaming tables to Dreamworld Casino (Kampot) as well as pay the local partner a lump sum of $260,000 as the balance consideration for his contributions.  We and the local partner will share the net revenue of the new company (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the new company’s revenue) on a 60%/40% basis, respectively.

Based on the current project timeline, we expect to open Dreamworld Casino (Kampot) in the third quarter of 2012.

Capital expenditures for the initial phase of the Kampot Project are projected to be approximately $1.2 million as the EGMs will be sourced from our existing inventory.  The Kampot Project is for an initial term of 25 years commencing March 2011 and is subject to renewal by the parties in writing.

On May 16, 2011, we announced its plans to enter into a shareholders’ agreement (the “Shareholders’ Agreement”) by one of our subsidiaries with a Cambodian individual with respect to our participation in a new company with the name of “Dreamworld Leisure (Pailin) Limited” (“DWP”) for development, ownership and operation of a casino located in the Pailin Province of Northwestern Cambodia near the Thailand border (the “Pailin Project”).

Under the Shareholders Agreement, the relevant local partner had agreed to lease to DWP certain real property upon which the Pailin Project is to be developed for an annual fee of $1 and all profits of the Pailin Project were to have been split between us and the relevant local partner on a 55%/45% basis, respectively.  Subsequent to the date of the Shareholders Agreement, we and the local partner agreed to revise the cooperation structure for the Pailin Project by terminating the Shareholders Agreement and entering into an Undertaking Agreement and a Lease Agreement, each dated July 12, 2011.  Under the Undertaking Agreement and the Lease Agreement: (a) we will be the sole owner of DWP; (b) the local partner’s profit participation will be reduced from 45% to 20%; and (c) we will pay a fair monthly rental to the local partner for the lease of the Pailin Project property.

Based on the most recent venue layout, the Pailin Project is initially intended to include a casino with approximately 30 table games and 40 EGMs. The initial phase of the casino will be constructed on land owned by the local partner and will be approximately 13,000 square feet (1,196 square meters) in size. We have an option to acquire an adjacent property, which could be used in the future to develop additional phases of the Pailin Project. Such additional phases are intended to include expanded casino operations and complementary facilities such as hotel rooms, a spa and other entertainment amenities and could expand the footprint of the project to over approximately 262,000 square feet (approximately 24,356 square meters).

We commenced construction of the initial phase of the Pailin Project in December 2011. We are responsible for all capital expenditures relating to Dreamworld Casino (Pailin) and our total capital expenditure for the initial phase of the project is expected to be approximately $2.4 million and will be funded from internal cash resources. The grand opening of Dreamworld Casino (Pailin) is scheduled on May 9, 2012.

We continue to actively pursue casino and gaming development projects with a focus on the Indo-China region and are building a pipeline of potential projects. However, there is no guarantee we will successfully conclude any of these negotiations. In addition, we own a parcel of land with total area of approximately seven acres (30,000 square meters) in the Takeo Province of Cambodia near the Vietnam border and were granted in-principle approval to build and open a casino-hotel in the Takeo Province by the Cambodian government.  At the present time, we do not expect to commit significant capital to a hotel-casino project on this land in order to divert our available capital to certain potential new projects, which we believe will offer greater short- and medium-term return potential.  Our future development plans for this land will be dependent on our available capital and local market conditions at that time.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2011 AND 2010

The following is a schedule showing summarized operating results on a consolidated basis and separately by each of our two operating segments, namely, gaming operations and other products for the years ended December 31, 2011 and 2010.

		Old Basis	Increase/(Decrease)
	Years Ended December 31,		from 2010 to 2011
(amounts in thousands, except per share data)	2011	2010	Dollar Amount	% Amount
Total:
Revenues	$27,129	$22,205	$4,924	22%
Gross profit	$10,204	$6,510	$3,694	57%
Gross margin percentage	38%	29%
Operating income/(loss) (1)	$847	$(5,686)	$6,533	NM
Net income/(loss)	$642	$(5,210)	$5,852	NM
Adjusted EBITDA (1)	$11,737	$8,350	$3,387	41%

Basic and diluted earning/(loss) per share	$0.01	$(0.05)

Gaming:
Revenues	$17,396	$14,312	$3,084	22%
Gross profit	$8,817	$5,533	$3,284	59%
Gross margin percentage	51%	39%

Other products:
Revenues	$9,733	$7,893	$1,840	23%
Gross profit	$1,387	$977	$410	42%
Gross margin percentage	14%	12%

(1)  Operating loss and adjusted EBITDA for 2010 were revised to reflect the reclassification of loss on dispositions of assets.

A reconciliation of EBITDA, as adjusted, to the net profit/(loss) for the years ended December 31, 2011 and 2010 is provided below.

		Old Basis
	Years Ended December 31,
(amounts in thousands, except per share data)	2011	2010

Net profit/(loss) — GAAP	$642	$(5,210)
Interest expense and finance fees	405	411
Interest income	(93)	(92)
Income tax expense/(benefit)	51	(665)
Depreciation and amortization	7,754	9,395
Stock-based compensation expense	1,452	887
Impairment of assets	1,351	3,460
Loss on dispositions of assets	175	164
EBITDA, as adjusted (1)	$11,737	$8,350

(1)   Adjusted EBITDA for 2010 was revised to reflect the reclassification of loss on dispositions of assets.

Total revenue increased approximately $4.9 million to approximately $27.1 million for the year ended December 31, 2011 compared to approximately $22.2 million in the prior year due to an increase in both gaming and other products revenue.  Revenue from gaming increased as a result of higher average net win per machine.  Revenue from other products increased as a result of increased orders from major customers.

Gross profit increased approximately $3.7 million to approximately $10.2 million for the year ended December 31, 2011 compared to approximately $6.5 million in the prior year primarily as a result of higher revenue from gaming and other products operations, with relatively flat cost of gaming participation expenses in the year ended December 31, 2011 compared to the prior year.

Operating income increased approximately $6.5 million to approximately $847,000 for the year ended December 31, 2011 compared to an operating loss of approximately $5.7 million in the prior year primarily due to higher overall gross profit.  Net income increased approximately $5.9 million to approximately $642,000 compared to a net loss of approximately $5.2 million in the prior year primarily due to the improvement in operating income.

Gaming Operations

Revenues from our gaming operations currently consist solely of our EGM participation operations.

		Old Basis
	Years Ended December 31,
(amounts in thousands, except per unit data)	2011	2010
Net revenue to the Company
Cambodia	$13,942	$10,787
Philippines	3,454	3,525
Consolidated total	$17,396	$14,312
Average net win per unit per day(1)
Cambodia	$232	$202
Philippines	$63	$57
Consolidated total	$140	$117

	December 31,
	2011	2010
EGM seats in operation
Cambodia	719	680
Philippines	758	867
Consolidated total	1,477	1,547

(1)

Average net win figures (“WUD”) exclude EGM seats in operation during venues’ soft launch opening periods, if applicable, and apply revenue recognized on a cash basis in the calculation of WUD for venues for which revenues are recognized on a cash basis.  During the year ended December 31, 2011, one venue in Cambodia operated during a soft launch with a total of 60 EGM seats as of December 31, 2011 and one venue in the Philippines recognized revenue on a cash basis with 70 EGM seats as of December 31, 2011. Had these seats been included and revenue recognized on an accrual basis, WUD would have been $214 for Cambodia, $61 for Philippines and $133 for the consolidated average for the year ended December 31, 2011. During the year ended December 31, 2010, only one venue in Cambodia operated during a soft launch from September 19, 2010 to December 31, 2010 with a total of 10 EGM seats. Consequently, there was no material difference to average WUD figures for the period had these seats been included in the WUD calculation.

Revenue from gaming operations increased approximately $3.1 million to approximately $17.4 million for the year ended December 31, 2011 compared to revenue of approximately $14.3 million in the prior year.  The increase in revenue was primarily the result of a higher average net win per machine driven by targeted marketing and machine mix improvements at our NagaWorld operations compared to the prior year.

Gross profit from gaming operations increased approximately $3.3 million to approximately $8.8 million for the year ended December 31, 2011 compared to a gross profit of approximately $5.5 million in the prior year primarily due to an increase in revenue from our gaming operations with relatively flat cost of gaming participation expenses compared to the prior year period.  Cost of goods sold for the year ended December 31, 2011 included approximately $4.9 million of depreciation of EGMs, $2.5 million amortization of casino contracts, $63,000 amortization of other gaming related intangibles, and $1.2 million of other operating costs.

As of December 31, 2011, we had a total of 1,889 EGM seats of which 412 were held in inventory and 1,477 were in operation.  Of the 1,477 EGM seats in operation, 719 were in operation in two venues in Cambodia and 758 were in operation in five venues in the Philippines.

	December 31,
	2011		2010
(amounts in thousands, except machine units)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations	1,477	$6,204	1,547	$10,266
EGMs and systems held for future use	412	2,685	492	2,094
Total EGMs and systems	1,889	$8,889	2,039	$12,360

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

Pursuant to the terms of the original Consolidation Agreement, we and NagaWorld established control over the operation of a total of 640 EGMs, including floor staff and respective audit rights. The number of EGMs under our joint control was increased to 670 by way of the May 2010 amendment to the Consolidation Agreement. We and NagaWorld share the win per unit per day from all the 670 EGMs and certain operating costs related to marketing and floor staff at a 25% / 75% split, respectively (subject to our right to receive 100% of the win per unit per day from certain EGMs during a certain period of time as described below). Win per unit per day from all the 670 EGMs are settled and distributed daily to us. The Consolidation Agreement is for a term of six years commencing March 1, 2010.

In consideration for entering into the Consolidation Agreement with NagaWorld, we paid to NagaWorld a $1.38 million one-time non-refundable contract amendment fee and a commitment fee of $4.1 million. Both the one-time contract amendment fee and commitment fee were to be paid in three installments. The first 50% installment was due and paid by us on December 30, 2009, the second 25% installment was due and paid by us on January 15, 2010, and the third and final 25% installment was due and paid by us on January 28, 2010. In connection with the May 2010 amendment, we paid NagaWorld a commitment fee of $1.0 million on June 15, 2010 in consideration of our right to place an additional 30 EGMs under the Consolidation Agreement.

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

In November 2011, the Company entered into a gaming machine participation and management agreement with Sokha Hotels and Resorts to place 250 EGM seats and jointly manage these slot operations in its new Thansur Bokor Resort and Casino in the tourist area of the Bokor Mountains of Cambodia (“Thansur Bokor”). Sokha, a wholly-owned subsidiary of the Cambodian conglomerate Sokimex, is a leading operator of luxury hotels and resorts in prime locations in Cambodia.

The first phase of Thansur Bokor, which will include over 400 hotel rooms and suites, entertainment parks and amenities, and convention facilities, is expected to open in May 2012. The Company will have 200 EGM seats in operation at the time of the opening and expects to ramp up to 250 seats over the subsequent several months.

Under the terms of the Agreement, Entertainment Gaming Asia will be the exclusive provider of the EGMs inside the casino on the ground floor of Thansur Bokor and will jointly manage with Sokha these slot operations.  The Company and Sokha will share the gross win and certain operating expenses on a respective basis of 27/73%.  The Company will collect its share of the gross win on a semi-monthly basis and will settle its share of the operating costs on a monthly basis. The contract duration is five years, commencing upon the live operation of the slot floor.

In the Philippines, we continue efforts to focus on our most promising venues to improve our overall returns and growth potential in this market.  These efforts include: implementing, with the support of our venue owner partners, targeted marketing programs and the redeployment, when possible, of our gaming assets from lower to higher performing venues in the market.  On April 30, 2011, one of our venues under contract in the Philippines with approximately 120 EGM seats was closed.  We have redeployed a portion of these gaming assets to be used in our operations in Cambodia and are working to deploy the remainder to other higher-potential venues in the Philippines.  Given the fact that this closed venue was an underperforming venue for us, there was no material negative impact to our gaming revenue as a whole.

On October 21, 2011, and as described more fully above, we entered into an agreement to increase our share of the revenue and control over the promotion and marketing strategies for our participation business at the San Pedro VIP Club, one of our existing participation venues in the Philippines.  Under the terms of the agreement, we work directly with the government operator PAGCOR and we have increased our revenue share from 17% to 35% and shared in certain operating costs. The cash consideration for the agreement payable by us was Philippine pesos 55 million (equivalent to approximately $1.3 million), which was funded from our internal cash resources. We also agreed to pay cash expenses to the Proponent of approximately Philippines pesos 2.9 million (equivalent to approximately $67,000) and waived net receivables from the Proponent of approximately Philippine pesos 3.5 million (equivalent to approximately $82,000). Thus, the total consideration amount agreed by us pursuant to the transaction is approximately Philippine pesos 61.4 million (equivalent to approximately $1.4 million).

We will selectively pursue additional EGM participation contracts in our target markets.  Total company-wide EGM placements can fluctuate due to our strategic efforts to optimize average daily net wins.  In the event that the EGM performance at our contracted venues does not meet our original expectations, and to the extent that this is legally permitted under the terms of the relevant participation contracts, we may discuss with the relevant venue owners for withdrawing all or a portion of our EGMs from such venues for future redeployment in new or existing venues with better performance prospects.

Other Products

Revenue from other products increased approximately $1.8 million to approximately $9.7 million for the year ended December 31, 2011 compared to approximately $7.9 million in the prior year.  Other products revenue for the year ended December 31, 2011 consisted of approximately $7.7 million in non-gaming product sales and $2.0 million in gaming chip and plaque sales compared to $6.6 million and $1.3 million, respectively, in the prior year.  The consolidated increase was mainly a result of an increase in sales to our non-gaming customers as they increased their production for the year ended December 31, 2011.

Gross profit on other products increased approximately $410,000 to $1.4 million in the year ended December 31, 2011 compared to approximately $977,000 in the prior year due to higher sales and production volumes and improved production efficiencies.

Operating Expenses

The following is a schedule showing expenses on a consolidated basis:

		Old Basis	Increase/(Decrease)
	Years Ended December 31,		from 2010 to 2011
(amounts in thousands)	2011	2010	Dollar Amount	% Amount
Selling, general and administrative	$5,880	$5,880	$—	—
Stock-based compensation expense	1,452	887	565	64%
Impairment of assets	1,351	3,460	(2,109)	(61)%
Loss on dispositions of assets	175	164	11	7%
Product development expenses	386	610	(224)	(37)%
Depreciation and amortization	113	885	(772)	(87)%
Restructuring charges	—	310	(310)	(100)%
Total (1)	$9,357	$12,196	$(2,839)	(23)%

(1)                2010 total operating expenses were revised to reflect the reclassification of loss on dispositions of assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained steady at approximately $5.9 million for the years ended December 31, 2011 and 2010. Legal expense and external consultancy and accounting fees decreased approximately $366,000 primarily due to management efforts to reduce legal consultancy services. Travelling, meetings, advertising, utilities, printing, shipping and other operating expenses decreased by approximately $355,000 due to various cost reduction initiatives. However, salaries and wages expense and sales commissions increased approximately $133,000 as a result of more other products sales. Investor relations expense increased $114,000 mainly due to increased listing fees and higher related third-party services fees primarily related to an increase in the number of SEC filings and communications with the market. Bad debt expense increased by approximately $34,000 primarily related to an operating venue in Philippines where revenue collection was not reasonably assured. Rent, supplies, insurance, training, and other expenses increased approximately $440,000 primarily as a result of incorporation of new entities and various business taxes.

Stock-based Compensation Expense

Stock-based compensation expense increased approximately $565,000 to approximately $1.5 million for the year ended December 31, 2011 compared to approximately $887,000 in the prior year primarily due to performance stock grants to directors and senior management during the year ended December 31, 2011.

Impairment of Goodwill, Intangibles and Other Long-Lived Assets

As a result of “fresh-start” reporting, the asset carrying values of intangible assets were adjusted to a new cost basis and the accumulated amortization was also removed to adjust the basis as of December 31, 2010. Intangible assets consist of patents, trademarks, gaming operation agreement, casino contracts and goodwill. They are amortized, except for goodwill, on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 4 to 9 years. The straight-line amortization method is utilized because we believe there is not a more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

We measure and test goodwill for impairment in accordance with ASC 350, Intangibles — Goodwill and Other, at least annually on December 31, or more often if there are indications of impairment.

We measure and test finite-lived intangibles for impairment in accordance with ASC 360, Property, Plant and Equipment when there are indicators of impairment.

During the year ended December 31, 2011, no impairment was required for goodwill and other intangibles based on the impairment analysis conducted on December 31, 2011 which showed no indicators of impairment on those assets.

During the year ended December 31, 2010, as a result of our annual impairment review, we recorded a $2.4 million write-down of goodwill and intangible assets associated with our Dolphin operations in Australia as the current carrying value of the assets was higher than the expected value of the projected future cash flows.

The following table summarizes the impairment of goodwill and intangible assets:

		Old Basis	Increase/(Decrease)
	Years Ended December 31,		from 2010 to 2011
(amounts in thousands)	2011	2010	Dollar Amount	% Amount
Patents	$—	$1,176	$(1,176)	(100)%
Trademarks and trade names	—	270	(270)	(100)%
Customer relationships	—	877	(877)	(100)%
Goodwill	—	84	(84)	(100)%
Total	$—	$2,407	$(2,407)	(100)%

Long-lived assets are reviewed for impairment when there are indicators of impairment in accordance with ASC 360 Property, Plant and Equipment.  We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expect the assets to generate. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future which, in turn, could result in impairments of long-lived assets.

For the year ended December 31, 2011, we recorded an impairment charge of approximately $1.4 million primarily related to the write-off of non-performing gaming assets.

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

The following table reflects the components of the impairment of long-lived assets included in the consolidated statement of operations:

		Old Basis
	Years Ended December 31,
(amounts in millions)	2011	2010
Non-performing EGMs	$1.3	$—
Australia operations	—	0.7
	1.3	0.7
Write-off of other gaming assets	0.1	0.4
Total impairment charges	$1.4	$1.1

Loss on Dispositions of Assets

Loss on disposition of assets increased approximately $11,000 to approximately $175,000 for the year ended December 31, 2011 compared to a loss of approximately $164,000 in the prior year primarily as a result of more disposals of unused fixed assets during the year ended December 31, 2011.

Product Development Expenses

Product development expenses decreased approximately $224,000 to approximately $386,000 for the year ended December 31, 2011 compared to approximately $610,000 in the prior year. The decrease was primarily a result of stabilized new product development activities for the other products division, specifically in respect of gaming chips and plaques during the year ended December 31, 2011.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased approximately $772,000 to approximately $113,000 for the year ended December 31, 2011 compared to approximately $885,000 in the prior year.  The decrease was primarily a result of the reduction in the value of finite-lived intangibles by approximately $2.3 million following the impairment charges recorded in December 2010.

Depreciation and amortization expenses for the years ended December 31, 2011 and 2010 were not comparable as a result of the Quasi-Reorganization conducted as at December 31, 2010.

Restructuring Charges

During the year ended December 31, 2011, we incurred no restructuring charges.  During the year ended December 31, 2010, we incurred restructuring charges of approximately $310,000 for severance wages and benefits related to the termination of employees.

Other Income/(Expense)

		Old Basis	Increase/(Decrease)
	Years Ended December 31,		from 2010 to 2011
(amounts in thousands)	2011	2010	Dollar Amount	% Amount
Interest expense and finance fees	$(405)	$(411)	$6	(1)%
Interest income	93	92	1	1%
Foreign currency losses	(94)	(72)	(22)	31%
Other	252	202	50	25%
Total other expenses (1)	$(154)	$(189)	$35	(19)%

(1)          2010 total other expenses were revised to reflect the reclassification of loss on dispositions of assets.

Interest Expense and Finance Fees

Interest expense and finance fees decreased approximately $6,000 to approximately $405,000 for the year ended December 31, 2011 compared to approximately $411,000 in the prior year primarily due to the reduced notes payable to a related party as principal repayments began in July 2011.

Interest Income

Interest income increased approximately $1,000 to approximately $93,000 for the year ended December 31, 2011 compared to approximately $92,000 in the prior year primarily as a result of higher average cash balances at bank, net of a lower interest income charged on overdue amounts receivables as a result of improved collections.

Foreign Currency Transactions

Foreign currency losses increased approximately $22,000 to $94,000 for the year ended December 31, 2011 compared to losses of approximately $72,000 for the prior year primarily due to the appreciating value of United States dollar denominated payables from our Hong Kong and Philippines operations, whose functional currency are the Hong Kong dollar and Philippine peso, respectively.

Other

Other income increased approximately $50,000 to approximately $252,000 for the year ended December 31, 2011 compared to approximately $202,000 in the prior year primarily due to a net increase in grants received from the Australian government related to the other products division, specifically in respect of the automotive components.

Income Tax Provision

Effective tax rates for the years ended December 31, 2011 and 2010 were approximately 7.4% and 11.3%, respectively.  During the year ended December 31, 2011, we also renewed tax incentive arrangement for our Cambodia operations in February 2011. The tax arrangement was effective for the period January 1, 2011 through December 31, 2011. Under this tax arrangement, we are required to pay only a fixed obligation tax to the Cambodia government instead of paying income tax based on the profits of our Cambodia operations. The fixed obligation tax paid during the year ended December 31, 2011 was classified as other taxes under selling, general and administrative expenses.

The fixed obligation tax arrangement is subject to annual renewal and negotiation. Nevertheless, we have also obtained a similar tax arrangement for the year ending December 31, 2012 in January 2012.

During the year ended December 31, 2010, we recorded a one-time tax benefit of approximately $775,000 in relation to the release of deferred tax liabilities due to impairment of assets and discharge of potential tax exposures following the deregistration of a foreign subsidiary.

We will continue to review the treatment of tax losses and income generated in the future by our foreign subsidiaries to minimize taxation implication/costs.

		Old Basis	Increase/(Decrease)
	Years Ended December 31,		from 2010 to 2011
			Dollar	%
	2011	2010	Amount	Amount
Income tax (expense)/benefit	$(51)	$665	$(716)	NM

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 2011, we had total cash and cash equivalents of approximately $12.8 million and working capital of approximately $7.8 million. Our cash and working capital during the year ended December 31, 2011 was positively impacted by the cash received from our operations at NagaWorld but was negatively impacted by the purchase of EGMs for our gaming operations, including a portion of the EGMs needed for our participation and management contract with Sokha Hotels and Resorts (“Sokha Agreement”), the repayment of approximately $3.4 million in principal and interest on the promissory note issued to EGT Entertainment Holding and expenses associated with our casino development projects.

From January 1, 2012 to the date of this filing, our working capital position has been positively impacted by cash received from our operations at NagaWorld partly offset by the repayment of approximately $1.6 million in principal and interest on the promissory note issued to EGT Entertainment Holding, the payment of approximately $300,000 related to the Sokha Agreement and approximately $1 million associated with our casino development projects.

As part of our growth strategy for our gaming operations, we intend to incur initial planning and construction costs related to our casino and gaming development plans.  In addition, we expect to purchase EGMs to supplement existing inventory and source future targeted deployment plans. Our current casino and gaming development plans for the remainder of 2012 include the Kampot and Pailin Projects.

We expect the initial phase of the Kampot Project, which includes the construction, purchase of gaming equipment and initial working capital needs, will require a total expenditure of approximately $1.2 million.  This does not include the cost of EGMs as they will be sourced from our existing inventory.  We expect the initial phase of the Pailin Project, which includes the construction, purchase of gaming equipment and initial working capital needs, will require total expenditure of approximately $2.4 million.

We are also currently in discussions on other significant new gaming projects, however, there is no guarantee we will successfully conclude these negotiations.

We presently expect that our capital expenditures for the remainder of 2012 based on our current contractual commitments will be approximately $4.0 million to $5.0 million exclusive of the approximately $6.4 million of loan principal and interest to be repaid to EGT Entertainment Holding during 2012. This includes approximately: $1.2 million to $1.5 million for the development of our Kampot and Pailin Projects; approximately $1.5 to $2.0 million for EGM purchases, upgrades, and general maintenance; and approximately $1.3 to $1.5 million for the expansion and enhancement of our Dolphin manufacturing plant for our gaming chips and plaques.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our capital expenditures for our Kampot and Pailin Projects, the purchase of EGMs, the expansion and enhancement of Dolphin manufacturing plant and repayments under the promissory note issued to EGT Entertainment Holding for the remainder of 2012.

As noted above, however, we are currently pursuing additional casino and gaming projects. While there is no guarantee we will successfully conclude these negotiations, if we were to secure one or more of these projects our capital expenditures for the remainder of 2012 would increase beyond the $4.0 million to $5.0 million currently contemplated.  At this time, we are unable to predict the amount of additional capital expenditures that could be required in 2012 for these potential projects. Where possible, we intend to fund our casino and gaming projects from our cash flow from operations and cash on hand. Further, we will seek to structure the development of these projects in phases to better control and pace the related expenditure of capital. However, should we commit to large projects or to the concurrent development of multiple casinos and gaming projects, we may need to acquire additional capital. We would endeavor to obtain any required additional capital from various financing sources including commercial debt financing and the sale of our debt or equity securities. However, there are no commitments or arrangements in place as of the date of this report for our receipt of additional capital and there is no assurance we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flow Summaries

		Old Basis
	Years Ended December 31,		Increase/(Decrease)
(amounts in thousands)	2011	2010	from 2010 to 2011
Cash provided by/ (used in):
Operations	$10,249	$11,449	$(1,200)
Investing	(4,670)	(5,287)	617
Financing	(3,106)	(171)	(2,935)
Effect of exchange rate changes on cash	69	36	33
Net increase in cash and cash equivalents	$2,542	$6,027	$(3,485)

Operating

Cash provided by operations was approximately $10.2 million for the year ended December 31, 2011 compared with cash provided by operations of approximately $11.4 million in the prior year.  Excluding a one-off recoupment of prepaid commitment fees of approximately $4.8 million during the year ended December 31, 2010, there was a significant increase in cash flow provided from operations of approximately $3.6 million for the year ended December 31, 2011 as compared to the same period in the prior year primarily due to an improvement in net income.

Investing

Cash used in investing activities was approximately $4.7 million for the year ended December 31, 2011 compared to cash used in investing activities of approximately $5.3 million in the prior year.   The decrease in cash used in investing activities was a result of the purchase of fewer EGMs and related systems during the year ended December 31, 2011 compared to the prior year when we purchased EGMs for our expansion at NagaWorld as well as land in the Takeo Province of Cambodia for our future casino development plans, net of increase in investing activities primarily due to additional revenue sharing acquired at San Pedro VIP club and plant and machinery purchased for the operation in Australia.

Financing

Cash used in financing activities was approximately $3.1 million for the year ended December 31, 2011 compared with cash used in financing activities of approximately $171,000 in the prior year.  The increase was primarily a result of repayments of the notes payable to EGT Entertainment Holding (see Note 12), as principal repayments began in July 2011.

Financial Condition

	Years Ended December 31,		Increase/(Decrease)
(amounts in thousands)	2011	2010	from 2010 to 2011
Total assets	$44,104	$44,059	$45
Total liabilities	(11,592)	(13,737)	2,145
Total stockholders’ equity	$32,512	$30,322	$2,190

Changes from December 31, 2010 to December 31, 2011 were primarily due to the following:

•

Cash increased approximately $2.5 million primarily due to the significant improvement in operating income before depreciation and amortization, net of principal repayments and capital spendings on our new casino development projects and acquisition of additional revenue share at San Pedro VIP Club.

•	Inventory increased due to purchases of raw materials for the gaming chips and plaques business and additional spare parts inventory for the EGM participation business.

•

EGMs and gaming systems decreased primarily due to impairment charges of approximately $1.4 million provided at the 2011 year end and depreciation charges incurred during the year ended December, 2011.

•	Property and equipment increased primarily due to capital expenditures associated with our new casino development projects.

•	Goodwill and other gaming related intangibles were newly recognized as a result of the acquisition of additional revenue share at the San Pedro VIP club.

•	Notes payable to a related party decreased primarily as principal repayments started in July 2011.

Contractual Cash Obligations

Our contractual cash obligations under debt agreements, capital leases and operating leases including interest payments for the next five years as of December 31, 2011 were as follows:

		Payments Due by Period
(amounts in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Debt agreements	$6,211	$6,211	$—	$—	$—
Capital leases	322	322	—	—	—
Operating leases	2,598	779	759	120	940
Interest expense	13	13	—	—	—
Total	$9,144	$7,325	$759	$120	$940

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

Quasi-Reorganization

We effected an elective accounting Quasi-Reorganization as of December 31, 2010, which eliminated our accumulated deficit in retained earning against additional paid-in-capital. The consolidated balance sheet as of December 31, 2010 gives effect to adjustments to fair value of assets and liabilities that are necessary when adopting “fresh-start” reporting. As a result, the consolidated statement of operations for 2011 is not comparable with 2010.

Allowance for Doubtful Accounts Receivable

At December 31, 2011, we had net accounts receivable of $2.7 million, representing 6.1% of our total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowance to aged account balances. Revenue is recognized on a cash basis for customers with doubtful accounts receivable. Our allowance for doubtful accounts receivable was approximately $39,000 and $NIL as of December 31, 2011 and 2010, respectively.

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

Electronic Gaming Machines (EGMs) and Systems, Property and Equipment and Assets Held for Sale

At December 31, 2011, we had EGMs and systems, property and equipment and assets held for sale of $11.5 million, representing 26% of our total assets. We depreciate EGMs and systems, property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as the current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require a change in the estimated useful lives of such assets.

For assets to be held and used, they are reviewed for impairment whenever indicators of impairment exist. If an indicator of impairment exists, we first group assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the “asset group”). Secondly, we estimate the undiscounted future cash flows that are directly associated with and expected to arise from the use and eventual disposition of such asset group. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is measured based on fair value compared to carrying value, with fair value typically based on a discounted cash flow model.

To estimate the undiscounted cash flows of an asset group, we consider potential cash flows scenarios based on management’s estimates given current conditions. Determining the recoverability of our asset groups is judgmental in nature and requires the use of significant estimates and assumptions, including estimated cash flows, growth rates and future market conditions, among others. Future changes to our estimates and assumptions based upon changes in macro-economic factors, regulatory environments, operating results or management’s intentions may result in future changes to the recoverability of the asset group.

For assets to be held for sale, they are measured at the lower of their carrying amount or fair value less cost to sell. Losses are recognized for any initial or subsequent write-down to fair value less cost to sell, while gains are recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. Any gains or losses not previously recognized that result from the sale of assets shall be recognized at the date of sale. Assets are not depreciated while classified as held for sale.

Intangible Assets, including Goodwill and Casino Contracts

At December 31, 2011, we had intangible assets, including goodwill and casino contracts of $11.9 million, representing 27% of our total assets.

Goodwill is not subject to amortization and is tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized

Finite-lived intangible assets, including casino contracts are amortized on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as legal considerations such as contractual life. Future events, such as technology obsolescence could result in a change in the manner in which we use the assets and require a change in the estimated useful lives of such assets. Finite-lived intangible assets, including casino contracts are tested for impairment and recoverability when there are indicators of impairment. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized.

At December 31, 2011, we had casino contracts and gaming operating agreement of $11.5 million, representing 96% of our total intangible assets. The fair value of our casino contracts and gaming operation agreement was estimated using a form of the income approach known as the excess earnings method, excess earnings were discounted to present value at rates commensurate with our capital structure and the prevailing borrowing rates within the industry in general. Determining the fair value of the casino contracts and gaming operation agreement is judgmental in nature and requires the use of significant estimates and assumptions, including revenue, operating expenses, growth rates, discount rates and future market conditions, among others. Future changes to our estimates and assumptions based upon changes in macro-economic factors, operating results or management’s intentions may result in future changes to the fair value of the casino contracts and gaming operation agreement.

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

Stock-based compensation expense totaled approximately $1.5 million and $887,000 for the years ended December 31, 2011 and 2010, respectively, in the accompanying consolidated statements of operations.

Income Taxes

We are subject to income taxes in the U.S. (including federal and state) and several foreign jurisdictions in which we operate. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is “more-likely-than-not” that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a “more-likely-than-not” realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring, and implementation of tax planning strategies.

We recorded a valuation allowance on the net deferred tax assets of $63.0 million and $65.9 million, as of December 31, 2011 and 2010, respectively. Management will reassess the realization of deferred tax assets based on the applicable accounting standards for income taxes each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that the deferred tax assets are realizable, we will be able to reduce the valuation allowance.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the tax treatment is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is “more-likely-than-not” that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. We recognize interest and penalties, if any, related to unrecognized tax benefits in the provision of income taxes in the statement of operations.

Recently Issued Accounting Standards

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. This Update defers the requirement in ASU 2011-05, Presentation of Comprehensive Income, that companies present reclassification adjustments for each component of accumulated other comprehensive income (AOCI) in both net income and other comprehensive income (OCI) in the face of the financial statements. This Update is effective for fiscal years and interim periods within those years beginning after December 15, 2011 for public companies. Early adoption is permitted but the Company will not adopt early.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (ASC Topic 220, Comprehensive Income). In this Update an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update should be effective for public entities as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption of the amendments is permitted. The Company is currently evaluating for application in its 2012 financial statements, but given the relative immateriality of the Company’s other comprehensive income, it does not have a significant impact on its overall financial statement presentation.

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

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (ASC Topic 805, Business Combinations). The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this Update only impacted our disclosures, but not our consolidated balance sheet, statement of operations or statement of cash flows.

In January 2010, the FASB issued guidance that requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. The clarifications and the requirement to separately disclose transfers of instruments between level 1 and level 2 of the fair value hierarchy was effective for interim reporting periods in 2010; however, the requirement to provide purchases, sales, issuances and settlements in the level 3 roll forward on a gross basis became effective in 2011. Since this new guidance only amends the disclosures requirements, it did not impact our consolidated balance sheet, statement of operations or statement of cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.                    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Entertainment Gaming Asia Inc.:

We have audited the accompanying consolidated balance sheets of Entertainment Gaming Asia Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Gaming Asia Inc. and subsidiaries as of December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ERNST & YOUNG
Hong Kong SAR
March 30, 2012

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	December 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$12,759	$10,217
Accounts receivable, net	2,691	2,854
Other receivables	114	101
Inventories	1,894	1,064
Assets held for sale	30	422
Prepaid expenses and other current assets	811	1,051
Total current assets	18,299	15,709

Electronic gaming machines and systems, net	8,889	12,360
Casino contracts	10,340	12,790
Property and equipment, net	2,558	1,941
Goodwill	357	—
Intangible assets, net	1,227	140
Contract amendment fees	450	558
Deferred tax assets	91	—
Prepaids, deposits and other assets	1,893	561
Total assets	$44,104	$44,059

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,316	$1,062
Amounts due to a related party	14	14
Accrued expenses	2,228	2,225
Income tax payable	68	—
Notes payable to a related party, current portion	6,211	2,991
Capital lease obligations, current portion	322	164
Customer deposits and other current liabilities	357	251
Total current liabilities	10,516	6,707

Notes payable to a related party, net of current portion	—	6,211
Capital lease obligations, net of current portion	—	307
Other liabilities	869	441
Deferred tax liability	207	71
Total liabilities	11,592	13,737

Stockholders’ equity:
Common stock, $.001 par value, 300,000,000 shares authorized; 118,839,393 and 116,189,394 shares issued and outstanding	119	116
Additional paid-in-capital	31,191	29,638
Accumulated other comprehensive income	559	568
Retained earnings since January 1, 2011 ($386.1 million accumulated deficit eliminated)	642	—
Total EGT stockholders’ equity	32,511	30,322
Non-controlling interest	1	—
Total stockholder’s equity	32,512	30,322
Total liabilities and stockholders’ equity	$44,104	$44,059

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Operations

		Old Basis
	Years Ended December 31,
(amounts in thousands, except per share data)	2011	2010
Revenues:
Gaming	$17,396	$14,312
Other products	9,733	7,893
Total Revenues	27,129	22,205

Operating costs and expenses:
Cost of gaming
Electronic gaming machine depreciation	4,890	8,020
Casino contract amortization	2,457	—
Other gaming related intangibles amortization	63	—
Other operating costs	1,169	759
Cost of other products	8,346	6,916
Selling, general and administrative	5,880	5,880
Stock-based compensation expense	1,452	887
Impairment of assets	1,351	3,460
Loss on dispositions of assets	175	164
Product development expenses	386	610
Depreciation and amortization	113	885
Restructuring charges	—	310
Total operating costs and expenses	26,282	27,891

Income/(loss) from operations	847	(5,686)

Other income/(expenses):
Interest expense and finance fees	(405)	(411)
Interest income	93	92
Foreign currency losses	(94)	(72)
Other	252	202
Total other expenses	(154)	(189)

Income/(loss) before income tax	693	(5,875)

Income tax (expense)/benefit	(51)	665

Net income/(loss)	$642	$(5,210)

Basic and diluted earnings/(loss) per share	$0.01	$(0.05)

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2011 and 2010

					Accumulated
			Additional		Other
(amounts in thousands except per	Common Stock		Paid-in	Accumulated	Comprehensive	Non-controlling
share data)	Shares	Dollars	Capital	Deficit	Income/(Loss)	interest	Total
Balances, January 1, 2010	114,956,667	$115	$414,864	$(380,926)	$(645)	$—	$33,408

Comprehensive loss
Net Loss				(5,210)			(5,210)
Other comprehensive income, net of tax
Foreign currency translation					1,213
Other comprehensive income					1,213		1,213
Comprehensive loss							(3,997)
Issuance of restricted stock	922,727	1					1
Exercise of employee options	310,000	—	23				23
Stock-based compensation			887				887
Quasi-Reorganization — elimination of accumulated deficit			(386,136)	386,136			—

Balances after Quasi-Reorganization, December 31, 2010	116,189,394	$116	$29,638	$—	$568	$—	$30,322

Balances, January 1, 2011	116,189,394	$116	$29,638	$—	$568	$—	$30,322

Comprehensive loss
Net income				642			642
Other comprehensive income, net of tax
Foreign currency translation					(14)
Unrealized actuarial income					5
Other comprehensive income					(9)		(9)
Comprehensive income							633
Issuance of restricted stock	2,216,666	2	(2)				—
Exercise of employee options	433,333	1	34				35
Stock-based compensation			1,452				1,452
Changes in valuation allowance on deferred tax assets which existed at the date of Quasi-Reorganization			69				69
Non-controlling interest						1	1

Balances, December 31, 2011	118,839,393	$119	$31,191	$642	$559	$1	$32,512

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

		Old Basis
	Years Ended December 31,
(amounts in thousands)	2011	2010
Cash flows used in operating activities:
Net income/(loss)	$642	$(5,210)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Deferred income tax benefit	(149)	(715)
Foreign currency (gains)/losses	(4)	58
Depreciation of gaming machines and systems and property and equipment	5,209	8,989
Impairment of goodwill and intangibles	—	2,407
Impairment of gaming assets, property and equipment	1,351	1,053
Amortization of casino contract	2,457	—
Amortization of intangible assets	87	406
Amortization of prepaid commitments fees	108	190
Stock-based compensation expense	1,452	887
Loss on disposition of gaming machines and systems	175	27
Loss on disposition of property, plant and equipment	—	137
Provision for pension/retirement benefits	14	22
Provision for bad debt expense	39	—
Provision for tax receivable	22	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	128	165
Inventories	(787)	(283)
Prepaid expenses and other current assets	244	(134)
Prepaids, deposits and other assets	(1,376)	(152)
Contract amendment fees	—	(687)
Prepaid commitment fees	—	4,838
Accounts payable	253	(177)
Amounts due to related parties	—	(20)
Customer deposits and others	148	160
Income tax payable	68	(77)
Accrued expenses and other liabilities	168	(435)
Net cash provided by operating activities	10,249	11,449

Cash flows used in investing activities:
Acquisition of additional revenue share at San Pedro VIP Club	(1,176)	—
Purchase of property and equipment	(354)	(267)
Purchases of gaming machines and systems	(2,601)	(3,119)
Purchases of land and other project costs	(585)	(2,054)
Sales of gaming machines and systems	46	105
Sales of property and equipment	—	48
Net cash used in investing activities	(4,670)	(5,287)

Cash flows used in financing activities:
Repayment of short-term debt and leases	(150)	(194)
Repayment of notes payable	(2,991)	—
Exercise of stock options	35	23
Net cash used in financing activities	(3,106)	(171)

Effect of exchange rate changes on cash	69	36
Increase in cash and cash equivalents	2,542	6,027
Cash and cash equivalents at beginning of year	10,217	4,190
Cash and cash equivalents at end of year	$12,759	$10,217

Supplemental disclosure of cash flow information:
Interest paid	$417	$649
Income taxes paid	$21	$126
Non-cash financing activities
Issuance of restricted/ performance stock	$672	$249

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

•                  Deferred taxes were reported in conformity with applicable income tax accounting standards, principally ASC 740, Income Taxes, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities with corresponding valuation allowances as appropriate. In accordance with the Quasi-Reorganization requirements, changes in the valuation allowance which existed at the date of the Quasi-Reorganization in periods after the Quasi-Reorganization are recorded directly in equity when realized.

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

Below is a summary of non-current assets as of December 31, 2010 and the adjusted fair value for each non-current asset item after reallocation.

	As of 12/31/2010 Original Asset Cost Prior to	Quasi-Reorganization Adjustments				Adjusted Carrying Value
(amounts in thousands)	Quasi- Reorganization	Computed Fair Value	% of Fair Value	Excess Value Reallocation	% of Reallocation	After Quasi- Reorganization
Non current assets:
Electronic gaming machines and systems	$22,216	$26,212	44.5%	$(13,852)	44.5%	$12,360
Casino contracts	—	27,123	46.0%	(14,333)	46.0%	12,790
Property and equipment	4,092	4,116	7.0%	(2,175)	7.0%	1,941
Intangible assets	297	297	0.5%	(157)	0.5%	140
Contract amendment fees	1,184	1,184	2.0%	(626)	2.0%	558
Prepaids, deposits and other assets	561	561				561

Total assets	$28,350	$59,493	100%	$(31,143)	100%	$28,350

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

As a result of the Quasi-Reorganization, consolidated statements of operations and cash flows for the years ended December 31, 2011 and 2010 are not comparable.  The statements of operations and cash flows for the year ended December 31, 2011 reflect depreciation and amortization of the assets using the basis described above from the Quasi-Reorganization and the statements of operations and cash flows for the year ended December 31, 2010 are prepared on the Company’s historical basis of accounting.  As such, operations and cash flows for period prior to December 31, 2010 are labeled as being under the “Old Basis,” which is defined as accounting policies and estimates prior to the adoption of the Quasi-Reorganization.

Note 2.          Description of Business and Significant Accounting Policies

The principal business activities of the Company are its gaming operations, which include the owning and leasing of electronic gaming machines (EGMs) placed in premier hotels and other venues and the development and future operation of casinos and gaming establishments in select emerging markets in the Indo-China region.  Also, through its subsidiary, Dolphin Products Pty Limited, the Company develops, manufactures and distributes high-frequency RFID and traditional non-RFID gaming chips and plaques as well as other plastic component products for a number of industries.

In May 2010, the Company formed two legal entities in Cambodia for the purpose of acquiring a parcel of land and the development of a casino project in the Takeo Province of Cambodia. The Company maintains the effective control of the landholding company through certain shareholders arrangements and the other entity is a wholly-owned subsidiary of the Company and, therefore its assets, liabilities and the results of operations are incorporated into the Company’s consolidated financial statements.

In March 2011, the Company formed a new company in Cambodia with a local partner for the development, ownership and operation of a casino project in the Kampot Province of Cambodia. Net revenue of the new company (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the new company’s revenue) will be shared on a 60/40 basis between the Company and the relevant local partner.

In May 2011, the Company agreed to form a new company with another local partner in Cambodia for the development, ownership and operation of a casino project in the Pailin Province of Cambodia.  Under the terms of the relevant shareholders agreement, the local partner agreed to lease to the new company certain real property upon which the casino project was to be developed for an annual fee of $1 and all profits (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the new company’s revenue) of the casino project were to have been split between the Company and the relevant local partner on a 55:45 basis.  In June 2011, the Company formed a legal entity in Cambodia to serve as the new company (“Dreamworld Pailin”) for the new casino project’s operations. In July 2011, the local partner agreed with the Company to revise the cooperation structure for the casino project by terminating the new structure and entering into new agreements pursuant to which (a) the Company will be the sole owner of Dreamworld Pailin, (b) the local partner’s profit participation will be reduced from 45% to 20% and (c) the Company will pay a fair monthly rental to the relevant local partner for the lease of the casino project property.

Basis of Presentation

These consolidated financial statements are prepared pursuant to generally accepted accounting principles in the United States. Certain previously reported amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

These consolidated financial statements include the accounts of Entertainment Gaming Asia Inc. and all its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As at December 31, 2011 and 2010 respectively, the consolidated balance sheet of the Company reflects Quasi-Reorganization accounting (see Note 1).

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

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents.  The Company places its cash and temporary investments with financial institutions.  As of December 31, 2011, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $12.5 million.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at face value less any allowances for doubtful accounts.  Allowances for doubtful accounts are maintained at levels determined by Company management to adequately provide for uncollectible amounts.  In determining the estimated uncollectable amounts, the Company evaluates a combination of factors, including, but not limited to, activity in the related market, financial condition of customers, specific customer collection experience and history of write-offs and collections. Interest income is imposed on overdue accounts receivable after the Company evaluates a combination of factors, including but not limited to, customer collection experiences, customer relationship and contract terms.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market.  Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition.  If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. For the year ended December 31, 2011, the Company recorded an impairment loss of approximately $1.4 million mainly due to the write-off of non-performing gaming assets.  For the year ended December 31, 2010, the Company recorded an impairment loss of approximately $665,000 related to its Australia operation’s property and equipment and a write-off of gaming assets of approximately $388,000 mainly related to the closure of a non-performing venue during the year and write-down of certain machines held for sale.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid leases, prepaid value-added taxes in foreign countries, and restricted deposits as lease security.  The Company had restricted deposits in the amounts of $448,000 and $118,000 as of December 31, 2011 and December 31, 2010, respectively, in the form of certificates of deposits as security on leases.  Restrictions on $123,000 were removed in February 2012 and restrictions on $165,000 and $160,000 will be removed in December 2013 and in January 2014, respectively upon termination of the operating leases.  Restricted cash of $123,000 was recorded in prepaid expenses and other current assets and the remaining $325,000 was recorded in prepaids, deposits and other assets in the accompanying consolidated balance sheets.

Electronic Gaming Machines (EGMs) and Systems

As a result of the Quasi-Reorganization, the asset carrying values of EGMs and systems were adjusted to a new cost basis and the accumulated depreciation was also removed to adjust to the basis as of December 31, 2010.  Additions of EGMs and systems in 2011 are stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service.  Depreciation of EGMs and systems of approximately $4.9 million and $8.0 million were included in cost of EGM participation in the consolidated statements of operations for the years ended December 31, 2011 and 2010, respectively.

Property and Equipment

As a result of the Quasi-Reorganization, the asset carrying values of property and equipment were adjusted to a new cost basis and the accumulated depreciation was removed to adjust the basis as of December 31, 2010. Additions of property and equipment in 2011 are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to five years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period as long as renewal is reasonably assured. Depreciation of property and equipment of approximately $231,000 and $490,000 were included in cost of operations (other products) in the consolidated statements of operations for the years ended December 31, 2011 and 2010, respectively.

Intangible Assets, Including Goodwill and Casino Contracts

As a result of the Quasi-Reorganization, the asset carrying values of intangible assets were adjusted to a new cost basis and the accumulated amortization was removed to adjust the basis as of December 31, 2010. Intangible assets consist of patents, trademarks, gaming operation agreement, casino contracts and goodwill.  Intangibles assets other than goodwill are amortized on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which ranges from four to nine years. The straight-line amortization method is utilized because the Company believes there is no more reliably determinable method of reflecting the pattern for which the economic benefits of the intangible assets are consumed or otherwise used.

Amortization expenses related to casino contracts were approximately $2.5 million and $NIL for the years ended December 31, 2011 and 2010, respectively. The amounts were accounted for as cost of gaming operations. Amortization expenses related to patents and trademarks were approximately $24,000 and $406,000 for the years ended December 31, 2011 and 2010, respectively. The amounts were accounted for as selling, general and administrative expenses.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests Goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values.  While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values.  Impairment charges relating to intangible assets were approximately $NIL and $2.4 million for the years ended December 31, 2011 and 2010, respectively.

Litigation and Other Contingencies

In the performance of its ordinary course of business operations, the Company is subject to risks of various legal matters, litigation and claims of various types. The Company has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The status of a significant claim is summarized in Note 18.

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

•                  no significant contractual obligations remain; and

•                  collection is reasonably assured.

Gaming Revenue

The Company earns recurring gaming revenue by providing customers with EGMs and casino management systems which track game performance and provide statistics on installed EGMs owned by the Company and leased to venue owners. Revenues are recognized on the contractual terms of the participation agreements between the Company and the venue owners and are based on the Company’s share of net winnings, net of customer incentives and commitment fees.

Revenues are recognized as incurred with the exception of one of the Company’s venues in which revenues are recognized when the payment for net winnings are received as the collections from this venue are not yet reasonably assured. Net winnings, net of customer incentives and commitment fees paid to the venues were deferred and recognized on cash basis until the collections of such net winnings are reasonably assured.

Commitment fees paid to the venue operator for which the agreement stipulates that the fees will be recovered from the daily net win sharing are capitalized as assets. As required by ASC 605-50, Customer Payments and Incentives, the cash consideration received for the portion of net winnings relating to the commitment fees is amortized as a reduction of revenue if the expected benefit from commitment fees cannot be separately identified or reasonably estimated. The Company had no prepaid commitment fees as of December 31, 2011 and 2010.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are also capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts.  The Company had commitment fees related to contract amendment fees of approximately $450,000 and $558,000 as of December 31, 2011 and 2010, respectively.

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

Stock-based compensation expense totaled approximately $1.5 million and $887,000 for the years ended December 31, 2011 and 2010, respectively.

Product Development

Product development expenses are charged to expense as incurred.  Employee related costs associated with product development are included in product development expenses. Product development expenses were approximately $386,000 and $610,000 for the years ended December 31, 2011 and 2010, respectively. The decrease was primarily a result of stabilized new product development activities for the other products division, specifically in respect of gaming chips and plaques during the year ended December 31, 2011.

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

As of the date of the Quasi-Reorganization, deferred taxes were reported in conformity with applicable income tax accounting standards described above, net of applicable valuation allowances.  Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities with corresponding valuation allowances as appropriate. In accordance with the Quasi-Reorganization requirements, changes in the valuation allowance which existed at the date of the Quasi-Reorganization in periods after the Quasi-Reorganization are recorded directly in equity when realized.

Earnings/(Loss) Per Share

Basic earnings/(loss) per share is computed by dividing the reported net earnings/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options during the period. The computation of diluted earnings per share excludes the impact of stock options and warrants that are anti-dilutive.  For the year ended December 31, 2010, all stock options and warrants were anti-dilutive due to losses.

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

As of December 31, 2011, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Recently Issued Accounting Standards

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. This Update defers the requirement in ASU 2011-05, Presentation of Comprehensive Income, that companies present reclassification adjustments for each component of accumulated other comprehensive income (AOCI) in both net income and other comprehensive income (OCI) in the face of the financial statements. This Update is effective for fiscal years and interim periods within those years beginning after December 15, 2011 for public companies. Early adoption is permitted but the Company will not adopt early.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (ASC Topic 220, Comprehensive Income). In this Update an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this Update should be effective for public entities as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption of the amendments is permitted. The Company is currently evaluating for application in its 2012 financial statements, but given the relative immateriality of the Company’s other comprehensive income, it does not have a significant impact on its overall financial statement presentation.

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

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, (ASC Topic 805, Business Combinations). The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this Update only impacted our disclosures, but not our consolidated balance sheet, statement of operations or statement of cash flows.

In January 2010, the FASB issued guidance that requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. The clarifications and the requirement to separately disclose transfers of instruments between level 1 and level 2 of the fair value hierarchy was effective for interim reporting periods in 2010; however, the requirement to provide purchases, sales, issuances and settlements in the level 3 roll forward on a gross basis became effective in 2011. Since this new guidance only amends the disclosures requirements, it did not impact our consolidated balance sheet, statement of operations or statement of cash flows.

Note 3.   Segments

After reassessing the Company’s business components and its plan to develop casino operations in Indo-China, the Company has changed its reporting segments beginning in the fiscal year 2011.  The Company consolidated its previously reported “table game products” and “non-gaming products” segments into one business segment as “other products,” which was also aligned with its internal reporting segments. Also, the Company redefined its “gaming machines participation” segment as “gaming” to include revenue from future casino operations. As a result of the change, the Company disclosed the new segment information and applied this retrospectively to all periods presented. The Company currently conducts business in two operating segments: (i) gaming operations, which includes electronic gaming machine (EGM) participation and casino operations; and (ii) other products operations, which consist of the design, manufacture and distribution of gaming chips and plaques and other plastic products. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.

The following table presents the financial information for each of the Company’s operating segments.

		Old Basis
	Years Ended December 31,
(amounts in thousands)	2011	2010
Revenues:
Gaming operations	$17,396	$14,312
Other products operations	9,733	7,893
Total revenues	$27,129	$22,205

Operating income/(loss):
Gaming operations gross margin(1)	$7,466	$5,145
Other products operations gross margin (2)	1,387	(2,011)
Corporate and other operating costs and expenses (3)	(8,006)	(8,820)
Total operating income/(loss)	$847	$(5,686)

(1)   Calculation of gaming operations gross margin includes impairment of gaming assets of approximately $1.4 million and $388,000 for the years ended December 31, 2011 and 2010, respectively.

(2)   Calculation of 2010 other products operations gross margin includes impairment charges of approximately $3.0 million.

(3)   Corporate and other operating costs and expenses for 2010 were revised to reflect reclassification of loss on dispositions of assets.

	December 31,
(amounts in thousands)	2011	2010
Identifiable assets:
Gaming operations	$28,865	$29,764
Other products operations	5,992	5,349
Corporate	9,247	8,946
Total identifiable assets	$44,104	$44,059

	December 31,
(amounts in thousands)	2011	2010
Goodwill:
Gaming operations	$357	$—
Other products operations	—	—
Corporate	—	—
Total goodwill	$357	$—

		Old Basis
	Years Ended December 31,
(amounts in thousands)	2011	2010
Capital expenditures:
Gaming operations(1)	$4,723	$5,173
Other products operations	315	226
Corporate	31	41
Total capital expenditures	$5,069	$5,440

Depreciation and amortization:
Gaming operations	$7,451	$8,020
Other products operations	264	896
Corporate	39	479
Total depreciation and amortization	$7,754	$9,395

Interest expenses and finance fees:
Gaming operations	$330	$351
Other products operations	69	58
Corporate	6	2
Total interest expenses and finance fees	$405	$411

Income tax (expense)/benefit:
Gaming operations (2)	$—	$(140)
Other products operations	18	764
Corporate	(69)	41
Total income tax (expense)/benefit	$(51)	$665

(1)	Includes costs related to new casino development projects of approximately $600,000 and $2.1 million for the years ended December 31, 2011 and 2010, respectively.
(2)

The Company is required to pay a fixed gaming obligation tax for its operations in Cambodia. The amount paid was approximately $57,000 for the year ended December 31, 2011 and was included in selling, general and administrative expenses.

Geographic segment revenues for the years ended December 31, 2011 and 2010 are as follows:

		Old Basis
	Years Ended December 31,
(amounts in thousands)	2011	2010
Cambodia	$14,005	$11,069
Macau	712	242
Philippines	3,454	3,525
Other Asian Countries	785	766
Australia	7,043	5,850
Europe	815	582
Other	315	171
	$27,129	$22,205

For the year ended December 31, 2011, the largest customer in the gaming segment represented 80% of total gaming revenue and the largest customer in the other products segment represented 18% of total other products revenue.  For the year ended December 31, 2010, the largest customer in the gaming segment represented 75% of total gaming revenue and the largest customer in the other products segment represented 21% of total other products revenue.

Long-lived assets, goodwill and intangible assets identified by geographic segments consisted of the following:

	December 31,
(amounts in thousands)	2011	2010
Cambodia	$14,966	$16,206
Philippines	5,598	9,672
Other Asian Countries	1,661	175
Australia	806	702
United States	340	476
	$23,371	$27,231

Note 4.           Inventories

Inventories consisted of the following:

	December 31,
(amounts in thousands)	2011	2010
Spare parts	$147	$105
Raw materials	1,370	680
Finished goods	377	279
	$1,894	$1,064

Note 5.           Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
(amounts in thousands)	2011	2010
Prepaid taxes	$—	$239
Prepayments to suppliers	528	783
Deposits on EGM orders	121	29
Restricted cash	123	—
Prepaid leases	39	—
	$811	$1,051

Note 6.           Receivables

Accounts and other receivables consisted of the following:

	December 31,
(amounts in thousands)	2011	2010
Trade accounts	$2,730	$2,854
Other	114	101
	2,844	2,955
Less: allowance for doubtful accounts	(39)	—
Net	$2,805	$2,955

Note 7.           Electronic Gaming Machines (EGMs) and Systems

As a result of the Quasi-Reorganization, the asset carrying values were adjusted to a new cost basis and the accumulated depreciation of EGMs and systems were also removed to adjust the basis as of December 31, 2010 (Please see Note 1 for more details). Additions of EGMs and systems in 2011 are stated at cost.

The major categories of EGMs and systems and accumulated depreciation are presented below:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2011	2010
EGMs	3-5	$12,116	$11,379
Systems	5	1,008	981
		13,124	12,360
Less: accumulated depreciation		(4,235)	—
		$8,889	$12,360

Depreciation expenses for the years ended December 31, 2011 and 2010 were approximately $4.9 million and $8.0 million, respectively, which were recorded in cost of EGM participation in the consolidated statements of operations.  Due to the Quasi-Reorganization, depreciation expenses are not comparable between the years ended December 31, 2011 and 2010 as the basis of the assets are different.

During the year ended December 31, 2011, the Company had written off non-performing gaming assets of approximately $1.4 million.

During the year ended December 31, 2010, the Company had written off gaming assets of approximately $388,000 primarily related to the closure of a non-performing venue.

Note 8.           Property and Equipment

As a result of the Quasi-Reorganization, the asset carrying values were adjusted to a new cost basis and the accumulated depreciation of property and equipment were also removed to adjust the basis as of December 31, 2010 (Please see Note 1 for more details). Additions of property and equipment in the year ended December 31, 2011 are stated at cost.

Property and equipment consisted of the following:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2011	2010
Equipment and vehicles, furniture and fixtures	3-10	$1,246	$1,412
Land and other project costs	3-25	1,554	412
Leasehold improvements	1-2	72	117
		2,872	1,941
Less: accumulated depreciation		(314)	—
		$2,558	$1,941

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

The Company’s intangible assets are summarized as follows:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2011	2010
Definite-life intangible assets:
Gaming operation agreement	4-5	$1,173	$—
Less: accumulated amortization		(62)	—

Goodwill		357	—

Patents	5-6	114	114
Less: accumulated amortization		(21)	—

Trademarks	5-9	26	26
Less: accumulated amortization		(3)	—

Casino contracts	5-6	12,790	12,790
Less: accumulated amortization		(2,450)	—
Totals		$11,924	$12,930

Amortization expense for finite-lived intangible assets was approximately $2.5 million and $406,000 for the years ended December 31, 2011 and 2010, respectively.  Annual estimated amortization expense for each of the five succeeding years and thereafter is as follows:

(amounts in thousands)
2012	$2,725
2013	2,725
2014	2,725
2015	2,725
2016	660
Thereafter	7
Total	$11,567

Note 10.         Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

	December 31,
(amounts in thousands)	2011	2010
Office and equipment rental deposits	$30	$48
Restricted cash	325	118
Prepaid taxes	752	394
Prepaid leases	786	—
Other	—	1
Totals	$1,893	$561

As of December 31, 2011, prepaid leases consisted of land lease prepayments of approximately $242,000 and $544,000 for the casino projects located in the respective Cambodian provinces of Kampot and Pailin.

Note 11.         Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
(amounts in thousands)	2011	2010
Payroll and related costs	$968	$1,000
Interest	16	61
Legal, accounting and tax	254	180
Accrued tax expenses	625	608
Deferred rent	4	54
Other	361	322
Totals	$2,228	$2,225

Note 12.         Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following:

	December 31,
(amounts in thousands)	2011	2010
Notes payable to a related party at interest of 5%	$6,211	$9,202
Capital lease obligations to an Australian bank at various interest rates and collateralized by equipment	322	471
Total	$6,533	$9,673
Less: current portion	$(6,533)	$(3,155)
Non-current portion	$—	$6,518

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

On May 25, 2010, the Company entered into a third amendment (“Third Amendment”) to the Facility Agreement with EGT Entertainment Holding, pursuant to which the payment schedule of the Outstanding Principal Balance and the interest accrued thereon were further restructured in the following manner: (i) the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of approximately $458,000 to be paid by the Company in a lump sum payment on July 1, 2010; (ii)  on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company was to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (iii)  the Company is to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011.  Pursuant to the terms of the Third Amendment, the Company paid total principal and interest of approximately $3.0 million and $417,000, respectively, for the year ended December 31, 2011 to EGT Entertainment Holding.  (See Note 15) Interest expenses capitalized during the year ended December 31, 2011 and 2010 amounted approximately $36,000 and $18,000 respectively.

In 2006, the Company entered into a capital lease agreement for the lease of four injection molding machines with auxiliary equipment. The lease has a six year term and the machines will be fully owned on final payment at the end of the contract term. The molding machine lease was capitalized at the present value of the future minimum lease payments at lease inception. As of December 31, 2011, the capital lease balance is approximately $322,000 which will be fully settled in 2012.

The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements is approximately $187,000 and $37,000, respectively, as of December 31, 2011.  Depreciation expense amounted approximately $37,000 for the year ended December 31, 2011.  The cost and accumulated depreciation of property and equipment that the Company is leasing under capital lease arrangements was approximately $187,000 and $NIL, respectively, as of December 31, 2010.

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

The maximum number of shares reserved for issuance under the 2008 Plan was originally 5,000,000, and in July 2010 the Company’s shareholders approved an increase in the number of shares reserved for issuance to 10,000,000.  The exercise price shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, in which case the exercise price shall then be 110% of the fair market value. The outstanding stock options generally vest over three years and have ten-year contractual terms.

During the year ended December 31, 2011, stock options for the purchase of 3,575,000 shares of common stock were granted with a weighted average exercise price of $0.36 and weighted average fair value of $0.35 (2010: $0.24) per share and will vest from six-month and one day periods to three-year periods. During the year ended December 31, 2011, 416,666 restricted stock awards with a fair value of $0.36 per share were issued. The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of any changes in the assessment of probabilities.

During the year ended December 31, 2011, 1.8 million shares of performance common stock with a fair value of $0.29 per share were issued in recognition of recipient contributions to the Company in 2010. These shares vested immediately when granted and related compensation expense was fully recognized on the grant date.

During the year ended December 31, 2011, the Company issued 433,333 shares of common stock and received approximately $35,000 cash in connection with the exercise of outstanding stock options.

Prior to January 1, 2009, the Company had two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Previous Stock Option Plans”), through which 15,000,000 shares and 300,000 shares were authorized, respectively.  Both Previous Stock Option Plans expired on December 31, 2008, however, options granted under the Previous Stock Option Plans that were outstanding as of the date of termination remain outstanding and subject to termination according to their terms.

As of December 31, 2011, stock options for the purchase of 4,112,834 and 90,400 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of December 31, 2011, there were outstanding non-plan options to purchase 1,990,000 shares of common stock. The non-plan options were issued to certain employees and non-employees of EGT Entertainment Holding as approved by our stockholders in September 2007 pursuant to the initial closing of the transactions under the Securities Purchase and Product Participation Agreement dated June 12, 2007 between us and EGT Entertainment Holding.

As of December 31, 2011, stock options for the purchase of 6,400,000 shares of common stock were outstanding under the 2008 Plan.

As of December 31, 2011, 9,134,900 stock options were exercisable with a weighted average exercise price of $1.21, a weighted average fair value of $0.18 and an aggregate intrinsic value of approximately $303,000. The total fair value of shares vested during the year ended December 31, 2011 and 2010 were $520,000 and $576,000, respectively.

A summary of all current and expired plans as of December 31, 2011 and 2010 and changes during the years then ended are presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2009	10,737,065	$1.84	4.32	$502
Granted	2,850,000	$0.27	—	$248
Exercised	(310,000)	$0.08	—	$68
Forfeited or expired	(1,769,298)	$2.58	—	$—
Outstanding as of December 31, 2010	11,507,767	$1.39	4.37	$1,089
Exercisable as of December 31, 2010	9,599,433	$1.61	3.43	$875

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2010	11,507,767	$1.39	4.37	$1,089
Granted	3,575,000	$0.36	—	$—
Exercised	(433,333)	$0.08	—	$105
Forfeited or expired	(2,056,200)	$2.39	—	$—
Outstanding as of December 31, 2011	12,593,234	$0.98	5.40	$303
Exercisable as of December 31, 2011	9,134,900	$1.21	4.04	$303

Restricted Stock

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2009	—	$—	—
Granted	922,727	$0.27	—
Vested (1)	(922,727)	$0.27	—
Unvested balance as of December 31, 2010	—	$—	—

	Number of Shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2010	—	$—	—
Granted	2,216,666	$0.30	—
Vested (1)	(2,216,666)	$0.30	—
Unvested balance as of December 31, 2011	—	$—	—

(1)   Vested shares included 416,666 shares and 472,727 shares, for 2011 and 2010, respectively, of restricted common stock for which final vesting has been approved by the Compensation Committee of the Company.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the years ended December 31, 2011 and 2010:

	2011		2010
Range of values:	Low	High	Low	High
Expected volatility	127.83%	174.40%	129.51%	174.73%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.85	1.88	9.88
Risk free rate	0.84%	3.43%	0.58%	3.14%

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

Warrants

A summary of the status of the Company’s warrants outstanding at December 31, 2011 and 2010 and changes during the years then ended are presented in the following table.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2009	13,125,000	$1.86	1.12	$—
Expired	(10,000,000)	$1.80	—	$—
Exercisable as of December 31, 2010	3,125,000	$2.06	0.48	$—

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Warrants, as of December 31, 2010	3,125,000	$2.06	0.48	$—
Expired	(3,125,000)	$2.06	—	$—
Exercisable as of December 31, 2011	—	$—	—	$—

Outstanding and exercisable warrants have no aggregate intrinsic value as of December 31, 2010 due to the fair market value of the Company’s stock as of these dates.

The table set forth above includes warrants to purchase 10,000,000 common shares held by EGT Entertainment Holding, all of which expired on December 31, 2010.

There were no warrants granted or exercised during the year ended December 31, 2011.

Note 14.                 Accounting for Impairment of Long-Lived Assets (including Intangible Assets) and Goodwill

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

For the year ended December 31, 2011, the Company recorded an impairment charge of approximately $1.4 million mainly due to the write-off of non-performing gaming assets.

For the year ended December 31, 2010, the Company recorded an impairment charge of approximately $665,000 in relation to the Australian operation’s property and equipment. The Company also had a write-off of gaming assets of approximately $388,000 mainly related to the closure of a non-performing venue during the year and write-down of certain machines held for sale to zero values.

The following table reflects the components of the impairment of long-lived assets included in the consolidated statement of operations:

		Old Basis
	Years ended December 31,
(amounts in millions)	2011	2010
Non-performing EGMs	$1.3	$—
Australian operations	—	0.7
	1.3	0.7
Write-off of other gaming assets	0.1	0.4
Total impairment charges	$1.4	$1.1

The Company measures and tests long-lived assets, including finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests Goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

During the year ended December 31, 2010, the Company determined to write down intangible assets associated with its Australian operations as the carrying value of the assets was higher than the expected value of the projected future cash flows. As a result the Company recorded an impairment charge of approximately $2.4 million in relation to write-downs of goodwill and intangible assets.

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

Subsequent to its origination, the Facility Agreement has been amended three times, mostly recently on May 25, 2010 on which date we entered into Amendment No.3 to the Facility Agreement with EGT Entertainment Holding (the “Third Amendment”), pursuant to which the Company issued a new note (the “Third Amended Note) to replace the previous terms.  Under the payment schedule of the Third Amended Note, the outstanding principal balance of $9.2 million and the interest accrued thereon were restructured in the following manner: (a)  the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of $458,000 to be paid by us in a lump sum payment on July 1, 2010; (b) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (c)  the Company to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid total principal and interest of approximately $3.0 million and $417,000 respectively to EGT Entertainment Holding for the year ended December 31, 2011.

As of December 31, 2011, the total outstanding principal amount under the notes payable to EGT Entertainment Holding (see Note 12) was approximately $6.2 million.

Effective January 1, 2010, the Company began sub-leasing office space from Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of the Company’s principal shareholder, EGT Entertainment Holding.

Significant revenues, purchases and expenses arising from transactions with related parties were as follows:

	Years ended December 31,
(amounts in thousands)	2011	2010
EGT Entertainment Holding
Principal and interest payments	$3,408	$458

Melco Crown Gaming (Macau) Ltd
Deposit received on sales orders	$—	$(120)
Purchase of fixed assets	$—	$61
Sales of gaming products	$(459)	$—

Melco Services Limited
Technical services	$32	$33
Office rental	$150	$139
Expenses paid on behalf of the Company (net)	$(8)	$(36)

At December 31, 2011, the notes payable to EGT Entertainment Holding had outstanding principal amounts and additional accrued interest totaling approximately $6.2 million and $135,000, respectively.

Note 16.         Income Taxes

The components of the provision for income taxes were as follows:

	Years ended December 31,
(amounts in thousands)	2011	2010
Federal — Deferred	$(49)	$210
State	—	—
Foreign
Current	(90)	(50)
Deferred	88	505
Total tax (expense)/benefit	$(51)	$665

The reconciliation of the statutory federal income tax rate and the Company’s effective tax rate was as follows:

	Years Ended December 31,
(amounts in thousands)	2011	2010
Federal (expense)/benefit at statutory rates	$(235)	$1,998
Difference in jurisdictional tax rates	2,970	1,812
Expense not deductible for tax	(312)	(756)
Income not subject to tax	1,492	(7)
Adjustment of provision to tax return	(1,044)	(4,537)
Change in valuation allowances	(448)	1,446
FIN 48 reserve	(2,467)	737
Other	(7)	(28)
Total tax (expense)/benefit	$(51)	$665

Consolidated income/(losses) before taxes for domestic and international operations are as follows:

	Years Ended December 31,
(amounts in thousands)	2011	2010
Domestic	$(13,118)	$(7,732)
International	13,811	1,857
Total income/(losses) before taxes	$693	$(5,875)

The primary tax affected components of the Company’s deferred tax assets/(liabilities) were as follows:

	December 31,
(amounts in thousands)	2011	2010
Deferred tax assets:
Prepaid commission agreement	$1,277	$639
Net operating losses	55,702	59,049
Stock options	40	3,145
Depreciation and impairment	4,425	2,467
Loss on subsidiary deregistration	1,076	—
Other	538	572
Valuation allowances	(62,953)	(65,911)
Deferred tax liabilities:
Goodwill	—	(7)
Acquisition of intangibles	(194)	—
Other	(27)	(25)
Net deferred tax liabilities	$(116)	$(71)

Domestic operating loss carryforwards were approximately $160.7 million and $165.0 million for the years ended December 31, 2011 and 2010, respectively, which are subject to limitations under Section 382 of the Internal Revenue Code.  These domestic operating losses began to expire in 2011. The Company expects to utilize the $160.7 million domestic operating loss to offset against corporate income tax payable in the United States of America, if the domestic operating loss remains unexpired at the time when the Company is subject to corporate income tax in the United States of America. Operating loss carryforwards of foreign subsidiaries were approximately $3.6 million and $6.9 million respectively for the years ended December, 31, 2011 and 2010.

As of December 31, 2011, there were valuation allowances of approximately $62.5 million and $448,000, respectively, relating to pre-Quasi-Reorganization and post-Quasi-Reorganization periods. As of December 31, 2010, there were valuation allowances of approximately $65.9 million relating to the pre-Quasi-Reorganization peroids. Valuation allowances were provided on the domestic and foreign operating loss carry forwards and other deferred tax assets because management believes these assets did not meet the “more likely than not” criteria for recognition under ASC 740.

Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $7.8 million as of December 31, 2011. Those earnings were considered to be permanently reinvested; accordingly, no provision for withholding taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to the foreign country. Withholding taxes of approximately $1.1 million would be payable upon remittance of all previously unremitted earnings as of December 31, 2011.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(amounts in thousands)
Balance at January 1, 2010	$3,358
Increases in tax positions	165
Decreases in tax positions	(866)
Balance at December 31, 2010	$2,657
Increases in tax positions	2, 428
Decreases in tax positions	(30)
Balance at December 31, 2011	$5,055

The amount of uncertain tax benefits as of December 31, 2011 that would affect the effective income tax rate if recognized is approximately $300,000. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, however, an estimate of the range of the possible changes cannot be made at this time.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in the statements of operations. During the year ended December 31, 2011, the Company recorded interest and penalties of approximately $67,000. At December 31, 2011, the Company has interest and penalties of approximately $178,000 accrued in the balance sheet.

The Company files income tax returns in the United States and in various states and foreign jurisdictions. The Company is subject to federal, state and local, or foreign income tax examinations by tax authorities in jurisdictions which it operates.  The Company’s 2005 to 2011 U.S. income tax returns remain subject to examination by the IRS.  Currently, the U.S. internal Revenue Service is conducting an audit of the 2008 and 2009 tax returns in the United States and initially proposed an unfavorable adjustment to the domestic operating loss of approximately $5.1 million. The Company disagreed with the proposed adjustment and is currently working with the IRS on this.  The Company’s 2007 to 2011 Australian income tax returns remain subject to examination by the Australian Taxation Office. The Company’s 2008 to 2011 Cambodian income tax returns remain subject to examination by the General Department of Taxation. The Company’s 2008 to 2011 Philippines income tax returns also remain subject to examination by the Philippines Bureau of Internal Revenue.

Note 17.             Restructuring Charges

In accordance with ASC 420, Exit and Disposal Cost Obligations, the Company incurred restructuring charges of approximately $NIL and $310,000 for the years ended December 31, 2011 and 2010, respectively.  The restructuring charges during the year ended December 31, 2010 were for severance wages and benefits related to the termination of employees.

Note 18.             Commitments and Contingencies

Leases

At December 31, 2011, the Company is obligated under a non-cancelable lease for office space in Nevada that entered into in December 2006.  The Company also leases office space and warehouse facilities in other locations including Australia, Philippines, Hong Kong and Cambodia and certain office equipment under non-cancelable operating leases with remaining terms in excess of one year.

In March 2008, the Company moved its United States office and entered into a new non-cancelable lease for new office space.  In February 2008, the Company entered into a sublease for the balance of the remaining term on the Nevada office space.  The proceeds from the sublease had been netted against the lease payments. Both the non-cancelable lease and sublease of the Nevada office space were expired at the end of January 2012.

Future minimum lease payment commitments, net of any sublease proceeds and including scheduled escalation provisions as of December 31, 2011, under the leases were as follows:

		Operating Leases
(amounts in thousands)	Capital Leases	Total Payments	Sublease Proceeds	Net Payments
2012	$322	$794	$(15)	$779
2013	—	673	—	673
2014	—	86	—	86
2015	—	60	—	60
Thereafter	—	1,000	—	1,000

Rent expenses on all operating leases were approximately $735,000 and $734,000 for the years ended December 31, 2011 and 2010, respectively.

Legal Matters

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

On June 22, 2011, the court ruled on the motions to dismiss filed by the Company and certain of its current and former officers and directors. The court dismissed all of Prime Mover’s claims and dismissed all of Strata’s claims except for two breach-of-contract counts against the Company.  All claims against the current and former officers and directors were dismissed. On November 7, 2011, Plaintiffs filed a motion for leave to amend the Complaint for re-pleading all the securities claims against us and all the relevant current and/or former officers and directors. On December 15, 2011 the court granted the Plaintiff’s motion to amend the Complaint and on December 20, 2011 the Plaintiffs filed a second amended Complaint (the “Second Amended Complaint”) which alleged claims substantially similar to the original claims in the Complaint.  The Company and certain current and former officers and directors have filed a motion to dismiss the Second Amended Complaint on January 23, 2012.

As of the date of this report, the court has not ruled on the motion to dismiss.

The Plaintiffs seek unspecified damages, as well as interest, costs and attorneys’ fees. The Company intends to defend itself vigorously against the Second Amended Complaint. As the litigation is at a preliminary stage, it is not possible to predict the likely outcome of the case or the probable loss, if any, or the continuation of insurance coverage and, accordingly, no accrual has been made for any possible losses in connection with this matter.

Note 19.                 Earnings/(Loss) Per Share

A reconciliation of basic and diluted earnings/(loss) per share for the years was as follows:

				Old Basis
	Years Ended December 31,
	2011			2010
(amounts in thousands, except per share data)	Income	Number of Shares	Per Share Amount	Loss	Number of Shares	Per Share Amount
Basic
Net income/(loss) attributable to equity shareholders	$642	117,953	$0.01	$(5,210)	115,702	$(0.05)
Effect of dilutive securities
Dilutive stock options	—	949		—	—
Diluted
Net income/(loss) attributable to equity shareholders plus assumed conversion	$642	118,902	$0.01	$(5,210)	115,702	$(0.05)

Stock options, restricted shares and warrants of 11,476,567 and 5,291,781 for the years ended December 31, 2011 and 2010, respectively, have not been included in the computation of diluted loss per share as their effect would be anti-dilutive.

Note 20.                 Comprehensive Income/(Loss)

The accumulated balances in respect of comprehensive income/(loss) are as follows:

(amounts in thousands)	Net Income/(loss)	Unrealized Actuarial Income/(Loss)	Foreign Currency Translation	Accumulated Other Comprehensive Income/(Loss)	Total Comprehensive Income/(Loss)
Balances, January 1, 2010	$(380,906)	$9	$(654)	$(645)	$(381,551)
Change during the year	380,906	—	1,213	1,213	382,119
Balances, December 31, 2010	—	9	559	568	568
Change during the year	642	5	(14)	(9)	633
Balances, December 31, 2011	$642	$14	$545	$559	$1,201

Note 21.                 Business Combinations

San Pedro Club was operated by the government operator, Philippine Amusement and Gaming Corporation (“PAGCOR”), which entered into a machine lease contract with a company (the “Proponent”), which holds the lease of the premises of the club. The Proponent in turn entered into an agreement with the Company to lease EGMs to the venue.

On October 2011, the Company entered into a Transfer Agreement (“TFA”) with the Proponent. Pursuant to the TFA, the Proponent will assign and transfer all their benefits, rights and obligations of the PAGCOR contract, to the Company. The results of San Pedro Club’s operations have been included in the consolidated financial statements since that date. Pursuant to the terms of the Agreement, the Company has assumed the role of the Proponent and worked directly with PAGCOR. The Company’s revenue share has increased from 17% to 35% and PAGCOR maintains its 65% share. The Company has also incurred certain of the venue’s operating expenses, which are recorded in the cost of gaming operations.

The acquisition-date fair value of the consideration transferred totaled approximately $1.4 million, which consisted of the following:

(amounts in thousands)
Cash paid up to December 31, 2011	$1,176
Remaining cash consideration included in other payables	162
Non-cash consideration	82
$1,420

Non-cash consideration mainly represents amount of net receivables due from the Proponent that was waived by the Company.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

(amounts in thousands)
Gaming operation agreement	$1,191
Goodwill and other unidentified intangible assets	362
EGM systems and others	64
Deferred tax liability	(197)
Net assets acquired and liabilities assumed	$1,420

Goodwill recognized mainly represents capitalization of expected synergies and improved operational efficiency. It is entirely related to the gaming operations business.

The amounts of revenue and earnings of San Pedro Club included in the Company’s consolidated statement of operations from the acquisition date to the period ended December 31, 2011 are as follows:

Revenue and earnings included in the consolidated statement of operations from October 1, 2011 to December 31, 2011

(amounts in thousands)
Revenues	$406
Adjusted EBITDA	274
Net income	$66

The following represents the unaudited pro forma consolidated statements of operations as if San Pedro Club had been included in the consolidated results of the Company for the entire years ended December 31, 2011 and 2010, respectively:

Pro Forma Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010

(amounts in thousands)	(unaudited) 2011	(unaudited) 2010
Revenues	$27,768	$23,057
Net income/(loss)	$738	$(5,082)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of San Pedro Club to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to EGMs and others, and intangible assets had been applied on January 1, 2010, together with the consequential tax effects.

Note 22.                 Subsequent Events

In January 2012, our board of directors approved the grant of options to purchase a total of 1,100,000 shares of common stock and 779,220 shares of restricted common stock under our 2008 Plan.  However, only 460,607 shares of common stock remained available for issuance pursuant to the 2008 Plan at that time.  The grant of the 1,418,613 shares in excess of the share amount available for issuance under the 2008 Plan was an inadvertent mistake made by the Company without a then present awareness of the share limitations under the 2008 Plan.  Such grants of the excess shares constitutes a breach of the listing rules of the NYSE-Amex which provide that, subject to limited exceptions, none of which apply in this case, all grants of compensatory securities must be within the number of securities that are reserved for issuance under the relevant stock incentive plan as approved by the shareholders of the listed company. The Company voluntarily notified the NYSE-Amex of the excess share grant and the apparent breach of the NYSE-Amex listing rules and advised the NYSE-Amex that the Company intends to redress the situation by seeking shareholder approval, at the Company’s annual meeting of shareholders tentatively scheduled for May 2012, of a further amendment to the 2008 Plan to increase the number of shares authorized for issuance thereunder and shareholder ratification of the grant of the excess shares. In the event the Company’s shareholders do not approve the ratification of the grant of the excess shares under the 2008 Plan, the chief executive officer and certain management team members are prepared to cancel options and shares held by them totaling 1,418,613 shares to bring the Company into compliance with the NYSE-Amex listing rules. Any cancellation of shares and options by management for purposes of reducing the number of shares granted under the 2008 Plan to 10 million shares will not preclude the board from issuing an equal amount of shares to such persons in the future, subject to appropriate shareholder approval requirements of the NYSE-Amex. As of the date of this report, the Company has not received any formal notice from the NYSE-Amex concerning the Company’s apparent breach of the NYSE-Amex listing rules and the Company believes that the NYSE-Amex intends to defer any action until the Company have had the opportunity to address the situation in the manner set forth above.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).                                  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation and for the reasons stated in section (c) below, our management, including our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Securities Exchange Act of 1934.  Management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2011 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, and our overall control environment. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only managements report in this annual report.

Item 9B.                                                  Other Information

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their ages, titles and biographies as of March 15, 2012 are set forth below:

Name	Age	Position
Clarence (Yuk Man) Chung	49	Chairman of the Board of Directors, President and Chief Executive Officer
Andy (Kin Ming) Tsui	41	Chief Accounting Officer
Vincent L. DiVito	52	Director
John W. Crawford, J.P.	69	Director
Samuel (Yuen Wai) Tsang	57	Director
Anthony (Kanhee) Tyen, Ph.D.	56	Director

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

Clarence (Yuk Man) Chung:  Mr. Chung joined our board in October 2007 and has served as our chairman of the board since August 2008 and chief executive officer since October 2008. Mr. Chung is currently also an executive director of Melco International Development Limited, a company listed on the Hong Kong Stock Exchange and a director of Melco Crown Entertainment Limited, a company listed on the Nasdaq Global Market and the Hong Kong Stock Exchange. Mr. Chung joined Melco in December 2003 and Melco Crown in November 2006. Before joining the Melco group, he held positions as chief financial officer and merger and acquisition specialist in various multi-national companies and in the investment banking industry. Mr. Chung holds a master degree in business administration from the Kellogg School of Management at Northwestern University and is a member of the Hong Kong Institute of Certified Public Accountants and the Institute of Chartered Accountants in England and Wales.

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

Vincent L. DiVito:  Mr. DiVito joined our board in October 2005 and chairs our audit committee. Since April 2010, Mr. DiVito has served as a financial and management consultant. From January 2008 to April 2010, Mr. DiVito served as president of Lonza America, Inc., a global life sciences chemical business headquartered in Allendale, New Jersey, and also served as chief financial officer and treasurer of Lonza America, Inc. from September 2000 to April 2010.  Lonza America, Inc. is part of Lonza Group, whose stock is traded on the Swiss Stock Exchange. From 1990 to September 2000, Mr. DiVito was employed by Algroup Wheaton, a global pharmaceutical and cosmetics packaging company, first as its director of business development and later as its vice president and chief financial officer. Mr. DiVito is a certified public accountant and certified management accountant. Mr. DiVito has served on the board of directors of Riviera Holdings Corporation, a publicly held company, from July 2002 until the consummation of a change in control of the corporation in March 2011.

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

John W. Crawford, J.P.:  Mr. Crawford joined our board in November 2007 and chairs our nominating committee and conflicts committee.  Mr. Crawford has been the chairman of International Quality Education Limited since February 2002. Prior to that, Mr. Crawford was a founding partner of the Hong Kong office of Ernst & Young where, as chairman of the Audit Division, he acted as engagement or review partner for many public companies and banks before he retired from practice in 1997. Mr. Crawford is a member of the Hong Kong Institute of Certified Public Accountants, a member and honorary president of the Macau Society of Certified Practising Accountants, and a member of the Canadian Institute of Chartered Accountants. Mr. Crawford also serves on the boards of directors and is chairman of the audit committees of e-Kong Group Limited and Titan Petrochemicals Group Limited, both of which are listed on the Hong Kong Stock Exchange. He is also on the board of directors and chairman of the audit committee of Regal Portfolio Management Limited, which manages the Regal Real Estate Investment Trust, the units of which are listed on the Hong Kong Stock Exchange. In February 2012, Mr. Crawford has been appointed as a member to the conflicts committee of the Macau Studio City project held by Melco Crown Entertainment Limited although he does not hold any directorships with Melco Crown Entertainment Limited or any of its subsidiaries.

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

Mr. Tsang has extensive knowledge of corporate law, corporate governance and the gaming industry, including the regulation of the gaming industry, in the markets in which the Company operates from his senior legal management experience with Melco International Development Limited, and is invaluable to our board’s discussions of legal, governance and regulatory issues. As a result of these and other professional experiences, the Company has concluded that Mr. Tsang is qualified to serve as a director.

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

Our board met five times in 2011. During the year ended December 31, 2011, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and at least 75% of all of the meetings held by committees of the board on which they serve. The board of directors has formed an audit committee, a nominating committee, a conflicts committee, and a compensation committee, all of which operate under written charters.  Our board of directors does not have a policy regarding board member attendance at meetings of our stockholders.

Audit Committee

During the year ended December 31, 2011, our audit committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen.  Mr. DiVito currently serves as the audit committee chair.

Our audit committee generally meets at least once a quarter and, in 2011, our audit committee held four meetings. Our audit committee has the responsibility of selecting the firm that will serve as our independent public accountants, approving and reviewing the scope and results of the audit and any non-audit services provided by the independent public accountants and meeting with our financial staff to review internal controls, procedures and policies.

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

Nominating Committee

During the year ended December 31, 2011, our nominating committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. Our nominating committee held one meeting in 2011.  Mr. Crawford serves as the nominating committee chair.

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

Compensation Committee

During the year ended December 31, 2011, our compensation committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. Dr. Tyen serves as the compensation committee chair.

Our compensation committee held three meetings in 2011. Our compensation committee has the responsibility of setting executive compensation guidelines, administering our stock incentive plans, and approving compensation of our executive officers and members of the board of directors.

The members of our compensation committee are considered by our board of directors to be “independent” as defined in Section 803A(2) of the NYSE Amex Company Guide.

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

During the year ended December 31, 2011, our conflicts committee was comprised of Mr. Vincent DiVito and Mr. John Crawford. Mr. Crawford serves as the conflicts committee chair.

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

Item 11.                 Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our chief executive officer for the years ended December 31, 2011 and 2010 and our only other executive officer earning in excess of $100,000 for services rendered in all capacities the years ended December 31, 2011 and 2010.  Mr. Chung has served as our chief executive officer since October 1, 2008.  Mr. Tsui has served as our chief accounting officer since April 2009.

(amounts in thousands) Name and Principal Position(a)	Year (b)	Salary (c)		Bonus (d)		Stock Awards (e)		Option Awards (f)	All Other Compensation (g)	Total (h)
Clarence Chung, CEO	2011	$—	(1)	$125	(2)	$324	(3&4)	$193	$—	$642
	2010	$—	(1)	$100	(4)	$249	(5&6)	$140	$—	$489
Andy Tsui, CAO	2011	$177		$37	(2)	$51	(4)	$88	$—	$353
	2010	$170		$30	(4)	$—		$35	$—	$235

The dollar amounts in columns (e) and (f) reflect the values of shares and/or options as of the grant date for the years ended December 31, 2011 and 2010, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 13 to our audited financial statements for the year ended December 31, 2011.

(1)	Mr. Chung has an annualized base salary in cash of $1.

(2)

On March 2, 2012, the compensation committee of the board of directors resolved the grant of a cash bonus of $125,000 and approximately $37,000, respectively, to Mr. Chung and Mr. Tsui for their contributions during the year 2011.

(3)

On February 2, 2011, the compensation committee of the board of directors resolved to grant to Mr. Chung, on that day, as part of his compensation package for the year 2011: (a) options to purchase 500,000 shares of our common stock at an exercise price of $0.36 per share provided that all these options will only be vested and become exercisable on January 1, 2012; and (b) 416,666 shares of restricted common stock, pursuant to our 2008 Stock Incentive Plan. All 416,666 restricted common shares are subject to vesting and risk of forfeiture based on the ability of the Company to meet certain financial and non-financial performance targets as of and for the fiscal year ending December 31, 2011. On March 2, 2012, our compensation committee reviewed the financial and non-financial performance targets as of and for the fiscal year ended December 31, 2011 and decided that the entire amount of 416,666 restricted shares should be fully vested to Mr. Chung.

(4)

On March 8, 2011, our compensation committee approved the grant of special performance bonuses to Mr. Chung and Mr. Tsui as rewards for their efforts and contributions to the turning around and successful transformation of the Company during the years 2009 and 2010. The special performance bonus granted to Mr. Chung comprised a combination of a total cash bonus of $100,000 and 600,000 performance common shares of the Company, and the special performance bonus granted to Mr. Tsui comprises a combination of a total cash bonus of $30,000 and 175,000 performance common shares of the Company. These performance shares were issued pursuant to the Company’s 2008 Stock Incentive Plan and the Form S-8 registration statement filed by the Company with the SEC on April 6, 2011.

(5)

On January 22, 2010, the compensation committee of the board of directors resolved to grant to Mr. Chung, on that day, as part of his compensation package for the year 2010: (a) options to purchase 500,000 shares of our common stock at an exercise price of $0.275 per share provided that all these options will only be vested and become exercisable on January 1, 2011; and (b) 472,727 shares of restricted common stock, pursuant to our 2008 Stock Incentive Plan. All 472,727 restricted common shares were subject to vesting and risk of forfeiture based on ability of the Company to meet certain financial and non-financial performance targets as of and for the fiscal year ending December 31, 2010. On February 1, 2011, our compensation committee reviewed the financial and non-financial performance targets as of and for the fiscal year ended December 31, 2010 and decided that the entire amount of 472,727 restricted shares should be fully vested to Mr. Chung.

(6)

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

Narrative Disclosure to Summary Compensation Table

Mr. Clarence Chung

In November 2009, the compensation committee of our board of directors approved the following compensation for Mr. Chung, the terms of which were included in a written employment agreement dated November 10, 2009 (“November 2009 Agreement”) entered into between us and Mr. Chung for his employment as our Chief Executive Officer (“CEO”) on November 10, 2009:

•                  a term of three years commencing from January 1, 2010 to December 31, 2012 and may be renewed  thereafter subject to further agreement between the parties;

•                  an annualized base salary in cash of $1; and

•                  a discretionary performance bonus of such amount and form (whether in cash or in kind) to be determined by the Company’s compensation committee (“Compensation Committee”) payable upon achievement of certain objectives set by the compensation committee and at such time as may be deemed appropriate by the compensation committee.

On December 31, 2011, Elixir Gaming Technologies (Hong Kong) Limited (“EGT-HK”) and Dreamworld Leisure Management Limited (“EGT-BVI”), a newly incorporated company in the British Virgin Islands, both of which are our wholly-owned subsidiaries, each entered into different employment agreements with the CEO.  The one entered into by EGT-HK is for the CEO’s services performed within Hong Kong or in relation to the Company’s business, if any, in Hong Kong (the “HK Employment Agreement”) and the other one entered into by EGT-BVI is for the CEO’s services performed outside Hong Kong or in relation to the Company’s business outside Hong Kong (the “Overseas Employment Agreement”).

The service term under both employment agreements is for the remaining term of the November 2009 Agreement from January 1, 2012 to December 31, 2012. According to the terms of the HK Employment Agreement, the CEO is entitled to an annual base salary of $1.00 and, if applicable, a performance bonus that is discretionary in nature with such amount and form (whether in cash or in kind) to be determined by the Compensation Committee. On the other hand, the CEO is only entitled to discretionary compensation of such amount and form (whether in cash or in kind) to be determined by the Compensation Committee at such time as the Compensation Committee deems appropriate according to the terms of the Overseas Employment Agreement. Save for clearly identifying the jurisdictional differences, the terms of the HK Employment Agreement and the Overseas Employment Agreement are in essence the same as the November 2009 Agreement and upon signing, they have the effect of superseding the November 2009 Agreement.

Pursuant to the resolutions passed by the Compensation Committee on December 31, 2011, the Company granted to Mr. Chung, on that day, as part of his compensation package  for 2012: (a) options to purchase 600,000 shares of our common stock at an exercise price of $0.231 per share pursuant to the HK Employment Agreement provided that all these options will be vested and become exercisable on January 1, 2013; and (b) 779,220 shares of restricted common stock, pursuant to our 2008 Stock Incentive Plan and the Overseas Employment Agreement . All 779,220 restricted common shares are subject to vesting and risk of forfeiture based on the ability of the Company to meet certain financial and non-financial performance targets as of and for the fiscal year ending December 31, 2012.

On March 2, 2012, the Compensation Committee resolved the grant of a cash bonus of $125,000 to Mr. Chung pursuant to the Overseas Employment Agreement for his contributions during the year 2011.

During his employment with the Company, Mr. Chung also serves as an executive director of Melco International Development Limited, the parent corporation of our principal shareholder, EGT Entertainment Holding, and receives a salary from Melco for his services rendered to Melco.

Outstanding Equity Awards at Year-End 2011

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date (mm/dd/yyyy)

Clarence Chung	200,000	(1)	—		—	$2.90	05/17/2012
	30,000	(2)	—		—	$3.62	01/22/2018
	100,000	(3)	—		—	$4.59	11/14/2017
	2,000,000	(4)	—		—	$0.17	12/29/2013
	50,000	(5)	—		—	$0.13	02/12/2019
	50,000	(6)	—		—	$0.29	01/07/2020
	500,000	(7)	—		—	$0.28	01/22/2020
	50,000	(8)	—		—	$0.36	02/03/2021
	500,000	(9)	—		—	$0.36	02/03/2021

Andy Tsui	200,000	(10)	—		—	$0.08	12/11/2018
	150,000	(11)	—		—	$0.26	03/12/2020
	—		250,000	(12)	—	$0.36	02/03/2021

(1)

We granted Mr. Chung 200,000 options as of September 10, 2007. Such options vested and became exercisable as follows: 66,666 options vested on May 17, 2008; 66,666 options vested on May 17, 2009; and the final 66,668 options vested on May 17, 2010.

(2)	We granted Mr. Chung 30,000 options as of January 22, 2008. Such options vested and became exercisable on July 23, 2008.

(3)	We granted Mr. Chung 100,000 options as of February 12, 2008. Such options vested and became exercisable on May 15, 2008.

(4)	We granted Mr. Chung 2,000,000 options as of December 29, 2008. Such options vested and became exercisable on December 29, 2009.

(5)	We granted Mr. Chung 50,000 options as of February 12, 2009. Such options vested and became exercisable on August 13, 2009.

(6)	We granted Mr. Chung 50,000 options as of January 7, 2010. Such options vested and became exercisable on July 8, 2010.

(7)	We granted Mr. Chung 500,000 options as of January 22, 2010. Such options vested and became exercisable on January 1, 2011.

(8)	We granted Mr. Chung 50,000 options as of February 3, 2011. Such options vested and became exercisable on August 4, 2011.

(9)	We granted Mr. Chung 500,000 options as of February 3, 2011. Such options vest and become exercisable on January 1, 2012.

(10)

We granted Mr. Tsui 200,000 options as of December 11, 2008. Such options vested and became exercisable as follows: 66,666 options vested on December 11, 2009; 66,667 options vested on December 11, 2010; and the final 66,667 options vested on December 11, 2011.

(11)	We granted Mr. Tsui 150,000 options as of March 12, 2010. Such option vested and became exercisable on March 12, 2011.

(12)

We granted Mr. Tsui 250,000 options as of February 3, 2011. Such options vest and become exercisable as follows: 83,333 options vest on February 3, 2012; 83,334 options will vest on February 3, 2013; and the final 83,333 options will vest on February 3, 2014.

2011 Director Compensation Table

(amounts in thousands)

Name (a)	Fees Earned (b)	Stock Awards (c)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Vincent DiVito	$72	$35	$17	$—	$—	$25	$149
John Crawford	$48	$35	$17	$—	$—	$25	$125
Anthony Tyen	$48	$35	$17	$—	$—	$25	$125
Samuel Tsang	$—	$35	$17	$—	$—	$25	$77

The dollar amounts in columns (c) and (d) reflect the values of equity awards as of the grant date, in accordance with ASC 718, Compensation-Stock Compensation, and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 13 to our audited financial statements for the fiscal year ended December 31, 2011.

Each member of our board of directors received an initial grant of 100,000 options upon his or her appointment.

From November 2007 to December 2008, members of our board of directors that are not employees received a quarterly fee of $15,000 (which was subsequently reduced to $12,000 with effect from January 1, 2009) and the chairman of our audit committee received an additional $7,500 per quarter (which was subsequently reduced to $6,000 with effect from January 1, 2009).

Since January 2009, our policy had been changed to provide each member of our board of directors with an annual grant of options to purchase 50,000 shares of our common stock and each non-employee board member a quarterly fee of $12,000, provided that the chairman of our audit committee received an additional $6,000 per quarter.

On November 8, 2011, our board of directors, acting upon the recommendation and approval of our compensation committee, approved an amendment to our policy concerning the compensation of our directors. Pursuant to such amendments, effective as of January 1, 2012, each member of our board of directors will receive an annual grant of options to purchase 100,000 shares of our common stock and each non-employee board member will also receive a quarterly fee of $13,500, provided that the chairman of our audit committee will receive an additional $6,500 per quarter. As of the date of this report, Mr. Samuel Tsang had unconditionally waived all his entitlements to the aforesaid quarterly fees.

All annual grant options will vest in full six months and one day following the date of grant. The exercise price of such options is the market price of our common stock on the date of grant. Our directors are reimbursed for their out-of-pocket expenses related to their services as directors or meeting attendances.

On March 2, 2012, the compensation committee of the board of directors resolved the grant of cash bonus of $25,000 to each non-employee director to catch up for pervious reductions in directors’ fees and for their efforts and guidance to management during the year 2011.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the fiscal year ended December 31, 2011.

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in this annual report.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of March 15, 2012, by:

•                          All of our then current directors and executive officers, individually;

•                          All of our then current directors and executive officers, as a group; and

•                          All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 119,618,613 shares of our common stock outstanding as of March 15, 2012, according to the recorded ownership listings as of that date, the beneficial ownership reports filed by 5% beneficial owners with the SEC and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 15, 2012, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Entertainment Gaming Asia Inc., Unit 3705, 37/F., The Centrium, 60 Wyndham Street, Central, Hong Kong.

Name of Director, Executive Officer or Nominee	Shares(1)		Percentage
Clarence (Yuk Man) Chung	5,594,393	(2)	4.7%

Andy (Kin Ming) Tsui	608,333	(3)	*

Vincent L. DiVito	365,000	(4)	*

John W. Crawford	400,000	(5)	*

Anthony (Kanhee) Tyen	370,000	(6)	*

Samuel (Yuen Wai) Tsang	1,070,000	(7)	*

All directors and executive officers as a group (6 persons)	8,407,726		7.0%

* Less than 1%

Name and Address of 5% Holders
EGT Entertainment Holding Limited 38/F, The Centrium 60 Wyndham Street Central, Hong Kong	45,800,000	(8)	38.3%

James E. Crabbe Portland, Oregon	7,459,019	(9)	6.2%

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

(2)	Includes 175,000 shares held directly, 1,939,393 shares granted by the Company and 3,480,000 shares issuable upon the exercise of stock options.

(3)	Includes 175,000 shares granted by the Company and 433,333 shares issuable upon the exercise of stock options.

(4)	Includes 50,000 shares held directly, 120,000 shares granted by the Company and 195,000 shares issuable upon the exercise of stock options.

(5)	Includes 280,000 shares issuable upon the exercise of stock options and 120,000 shares granted by the Company.

(6)	Includes 250,000 shares issuable upon the exercise of stock options and 120,000 shares granted by the Company.

(7)	Includes 950,000 shares issuable upon the exercise of stock options and 120,000 shares granted by the Company.

(8)

The shares are owned directly by EGT Entertainment Holding, which is the indirect wholly-owned subsidiary of Melco International Development Limited. Melco is the indirect beneficial owner of the reported securities.

(9)	Includes 40,200 shares issuable upon the exercise of stock options.

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

Subsequent to its origination, the Facility Agreement has been amended three times, mostly recently on May 25, 2010 on which date we entered into Amendment No.3 to the Facility Agreement with EGT Entertainment Holding (the “Third Amendment”), pursuant to which we issued another new note (the “Third Amended Note) to replace previous terms.  Under the payment schedule of the Third Amended Note, the outstanding principal balance of $9.2 million and the interest accrued thereon were restructured in the following manner: (a)  the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of $458,000 to be paid by us in a lump sum payment on July 1, 2010; (b) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, we will pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (c)  we will repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, we paid total principal and interest of approximately $3.0 million and $417,000 respectively to EGT Entertainment Holding during the year ended December 31, 2011.  (see Note 15.)

Item 14.                 Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2011 and 2010 by our independent registered public accounting firms for such years, as of the filing dates, Ernst & Young (Hong Kong) for the audit of our consolidated financial statements for the fiscal years ended December 31, 2011 and 2010, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and accounting and auditing assistance relative to acquisition accounting and reporting.

	Years Ended December 31,
(amounts in thousands)	2011	2010(1)
Audit Fees(1)	$409	$451
Tax Fees	53	71
	$462	$522

(1)          2010 figure included statutory audit fees for one foreign subsidiary and additional fees incurred relating to Quasi-Reorganization.

Audit Committee Pre-Approval Policies

Our audit committee approves all audit fees, audit-related fees, tax fees and special engagement fees.  The audit committee approved 100% of such fees for the year ended December 31, 2011.

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

Exhibit Index

Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation dated June 7, 2003. (Incorporated by reference from the registrant’s current report on Form 8-K filed on June 18, 2003).

3.2	Amended and Restated Bylaws of the registrant dated November 13, 2002. (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 8, 2003).

3.3	Certificate of Amendment to Articles of Incorporation dated August 23, 2005. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007).

3.4	Certificate of Amendment to Articles of Incorporation dated January 9, 2007. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007).

3.5	Certificate of Amendment to Articles of Incorporation dated September 10, 2007. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on November 14, 2007).

3.6	Certificate of Amendment to Articles of Incorporation dated July 23, 2010. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 30, 2011).

10.1	Form of Indemnification Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.

10.2	Amended and Restated 1999 Stock Option Plan. (Incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003) (Note (2)).

10.3	Registration Rights Agreement dated May 2, 2006 among registrant and the Bricoleur Funds. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 2, 2006).

10.4

Registration Rights Agreement dated July 11, 2006 among registrant and William Westmore Purton, and Synwood Pty Ltd. (Incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2006).

10.5	Common Stock Purchase Warrant dated March 28, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on March 30, 2007).

10.6	Registration Rights Agreement dated May 3, 2007. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on May 15, 2007).

10.7

Registration Rights Agreement by and among the registrant and the purchasers identified on the signature pages thereto, dated as of October 19, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on October 23, 2007).

10.8

Registration Rights Agreement by and among the registrant and the purchasers identified on the signature pages thereto, dated as of December 11, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on December 11, 2007).

10.9

Trade Credit Facility Agreement between registrant and Elixir International Limited dated as of April 21, 2008. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on April 29, 2008).

10.10

Amendment of the Trade Credit Facility Agreement and Related Note between registrant and Elixir International Limited dated as of November 6, 2008. (Incorporated by reference from the registrant’s current report on Form 8-K filed on November 14, 2008).

10.11

Machines Operation and Participation Agreement by and among the registrant, Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited dated as of December 13, 2008. (Incorporated by reference from Exhibit 10.49 to the registrant’s annual report on Form 10K filed on March 30, 2009).

10.12	Two Services Agreements between registrant and Melco Services Limited dated as of May 18, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 18, 2009).

10.13

Amendment No. 2 to Trade Credit Facility Agreement and Related Note between registrant and Elixir International Limited dated as of July 24, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on July 30, 2009).

10.14

Option Deed between Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited as of July 25, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on July 30, 2009).

10.15

Machines Operation and Participation Agreement by and among the registrant, Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited dated as of July 25, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on February 11, 2010) (Note (1)).

10.16	2008 Stock Incentive Plan (Incorporated by reference from the registrant’s definitive proxy statement filed on August 20, 2008) (Note (2)).

10.17	Deed of Release dated June 27, 2009 between, inter alia, registrant and William Purton. (Incorporated by reference from the registrant’s current report on Form 10-K filed on March 30, 2010).

10.18

Machines Operation and Participation Consolidation Agreement by and among the registrant, Elixir Gaming Technologies (Cambodia) Limited and NagaWorld Limited dated as of December 30, 2009 (Note (1)). (Incorporated by reference from the registrant’s current report on Form 10-K filed on March 30, 2010).

10.19

Restricted Stock Agreement between registrant and Clarence Chung dated as of January 22, 2010 (Note (2)). (Incorporated by reference from the registrant’s current report on Form 10-K filed on March 30, 2010).

10.20

Amendment No. 3 to Trade Credit Facility Agreement and Related Note dated May 25, 2010 between Registrant and Elixir Group Limited. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 26, 2010).

10.21

Supplemental Agreement to Machines Operation and Participation Consolidation Agreement dated May 25, 2010 between Registrant, Elixir Gaming Technologies (Cambodia) Limited and NagaWorld Limited. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 26, 2010).

10.22

Land Sale & Purchase Agreement between Dreamworld (Takeo) Investment Holding Limited and the owner of the Land dated as of May 26, 2010. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 27, 2010).

10.23

Shareholders Agreement dated March 4, 2011 between the Registrant and Mey Thoul, a Cambodian individual. (Incorporated by reference from the registrant’s current report on Form 8-K filed on March 8, 2011).

10.24

Shareholders Agreement dated May 16, 2011 between the Registrant and Ms. Ban Sreymom, a Cambodian individual. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 20, 2011)

10.25

Undertaking Agreement dated July 13, 2011 between the Registrant and Ms. Ban Sreymom, a Cambodian individual. (Incorporated by reference from the registrant’s current report on Form 8-K filed on July 14, 2011)

10.26

Lease Agreement dated July 13, 2011 between the Registrant and Ms. Ban Sreymom, a Cambodian individual.  (Incorporated by reference from the registrant’s current report on Form 8-K filed on July 14, 2011)

10.27

Transfer Agreement dated October 21, 2011 amongst the Registrant, Golden View International Gaming and Amusement Corp. and Jade Prosper Holdings Ltd.  (Incorporated by reference from the registrant’s current report on Form 8-K filed on October 27, 2011)

10.28	Amendment to Board Policy Concerning Compensation of Independent Directors. (Incorporated by reference from the registrant’s current report on Form 8-K filed on November 10, 2011) (Note (2)).

10.29

The Executive Hong Kong Employment Agreement dated December 31, 2011 entered into between Elixir Gaming (Technologies) Hong Kong Limited and Mr. Clarence Chung.  (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 5, 2012) (Note (2)).

10.30

The Executive Overseas Employment Agreement dated December 31, 2011 entered into between Dreamworld Leisure Management Limited and Mr. Clarence Chung.  (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 5, 2012) (Note (2)).

10.31

The Restricted Stock Agreement dated January 3, 2012 entered into between the Registrant and Mr. Clarence Chung. (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 5, 2012) (Note (2)).

21.1	List of subsidiaries of registrant.

23.1	Consent of Ernst & Young.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Docment

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Notes:

(1)

Certain portions of the exhibit have been omitted pursuant to Registrant’s confidential treatment request filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The omitted text has been filed separately with the Commission.

(2)	Indicates management compensatory plan, contract or arrangement.

*Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the deferral securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERTAINMENT GAMING ASIA INC.

Date: March 30, 2012	By:	/s/Clarence Chung
Clarence Chung
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Clarence Chung	Chief Executive Officer	March 30, 2012
Clarence Chung	(Principal Executive Officer)

/s/Andy Tsui	Chief Accounting Officer	March 30, 2012
Andy Tsui	(Principal Financial Officer)

/s/Vincent L. DiVito	Director	March 30, 2012
Vincent L. DiVito

/s/John W. Crawford, J.P.	Director	March 30, 2012
John W. Crawford, J.P.

/s/Samuel Tsang	Director	March 30, 2012
Samuel Tsang

/s/Anthony Tyen, Ph.D.	Director	March 30, 2012
Anthony Tyen, Ph.D.