Form 10-Q
period 2012-03-31
Entertainment Gaming Asia Inc.
filed 2012-05-15
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 1, 2012, 119,685,280 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.                                   Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,695	$12,759
Accounts receivable, net	2,051	2,691
Other receivables	266	114
Inventories	2,045	1,894
Assets held for sale	10	30
Prepaid expenses and other current assets	1,208	811
Total current assets	17,275	18,299

Electronic gaming machines and systems, net	8,084	8,889
Casino contracts	9,763	10,340
Property and equipment, net	3,855	2,558
Goodwill	357	357
Intangible assets, net	1,158	1,227
Contract amendment fees	423	450
Deferred tax assets	93	91
Prepaids, deposits and other assets	2,015	1,893
Total assets	$43,023	$44,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,040	$1,316
Amounts due to a related party	—	14
Accrued expenses	1,518	2,228
Income tax payable	24	68
Notes payable to a related party	4,687	6,211
Capital lease obligations	278	322
Customer deposits and other current liabilities	493	357
Total current liabilities	8,040	10,516

Other liabilities	960	869
Deferred tax liability	207	207
Total liabilities	9,207	11,592

Stockholders’ equity:
Common stock, $.001 par value, 300,000,000 shares authorized; 119,618,613 and 118,839,393 shares issued and outstanding	119	119
Additional paid-in-capital	31,472	31,191
Accumulated other comprehensive income	610	559
Retained earnings since January 1, 2011 ($386.1 million accumulated deficit eliminated upon Quasi-Reorganization)	1,614	642
Total EGT stockholders’ equity	33,815	32,511
Non-controlling interest	1	1
Total stockholders’ equity	33,816	32,512
Total liabilities and stockholders’ equity	$43,023	$44,104

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(amounts in thousands, except per share data)

(Unaudited)

	Three-Month Periods Ended March 31,
	2012	2011
Revenues:
Gaming	$4,956	$4,165
Other products	2,126	2,070
Total revenues	7,082	6,235

Operating costs and expenses:
Cost of gaming
Electronic gaming machine depreciation	1,109	1,190
Casino contract amortization	615	619
Other gaming related intangibles amortization	63	—
Other operating costs	524	282
Cost of other products	2,006	1,764
Selling, general and administrative	1,585	1,198
Stock-based compensation expense	265	223
Gain on dispositions of assets	(12)	—
Product development expenses	100	80
Depreciation and amortization	31	30
Total operating costs and expenses	6,286	5,386

Income from operations	796	849

Other income/(expense):
Interest expense and finance fees	(53)	(94)
Interest income	12	23
Foreign currency gains/(losses)	189	(7)
Other	82	60
Total other income/(expense)	230	(18)

Income before income tax	1,026	831

Income tax expense	(54)	(139)

Net income	$972	$692
Less: net income attributable to non-controlling interest	—	—
Net income attributable to EGT Stockholders	$972	$692

Earnings per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average common shares outstanding
Basic	119,601	116,196
Diluted	120,758	119,138

Other comprehensive income, net of tax
Foreign currency translation adjustments	51	103
Comprehensive income	$1,023	$795
Less: Comprehensive income attributable to non-controlling interest	—	—
Comprehensive income attributable to EGT stockholders	$1,023	$795

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three-Month Periods Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$972	$692
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	—	104
Foreign currency (gains)/losses	(201)	7
Depreciation of gaming machines and systems and property and equipment	1,181	1,264
Amortization of casino contract	615	619
Amortization of intangible assets	69	6
Amortization of prepaid commitments fees	27	27
Stock-based compensation expenses	265	223
Gain on disposition of gaming machines and systems	(12)	—
Provision for bad debt expense	—	79
Changes in operating assets and liabilities:
Accounts receivable and other receivables	544	514
Inventories	(113)	(894)
Prepaid expenses and other current assets	(391)	391
Prepaids, deposits and other assets	(98)	(24)
Accounts payable	(300)	195
Amount due to a related party	(14)	1
Accrued expenses and other liabilities	(615)	(507)
Income tax payable	7	20
Customer deposits and other current liabilities	72	7
Net cash provided by operating activities	2,008	2,724

Cash flows from investing activities:
Purchase of property and equipment	(124)	(95)
Purchase of gaming machines, systems and deposits paid	(229)	(246)
Addition of project costs	(1,225)	(109)
Proceeds from sale of gaming machines, property and equipment	40	—
Net cash used in investing activities	(1,538)	(450)

Cash flows from financing activities:
Repayment of short-term debt and leases	(50)	(40)
Repayment of notes payable	(1,524)	—
Exercise of stock options	—	9
Net cash used in financing activities	$(1,574)	$(31)

Effect of exchange rate changes on cash	40	2
(Decrease)/increase in cash and cash equivalents	(1,064)	2,245
Cash and cash equivalents at beginning of period	12,759	10,217
Cash and cash equivalents at end of period	$11,695	$12,462

Supplemental disclosure of cash flow information
Interest paid	$64	$115
Income tax paid	$54	$14

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.          Description of Business and Significant Accounting Policies

The principal business activities of Entertainment Gaming Asia Inc., a Nevada Corporation (the “Company”), are its gaming operations, which include the leasing of its owned electronic gaming machines (EGMs) placed in premier hotels and other venues and the development and operation of casinos and gaming establishments in certain emerging markets in the Indo-China region. Also, through its subsidiary, Dolphin Products Pty Limited, the Company develops, manufactures and distributes high-frequency RFID and traditional non-RFID gaming chips and plaques as well as other plastic component products for several industries.

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

In May 2011, the Company agreed to form a new company with another local partner in Cambodia for the development, ownership and operation of a casino project in the Pailin Province of Cambodia and, in June 2011, the Company formed a legal entity in Cambodia to serve as the new company (“Dreamworld Pailin”) for the new casino project’s operations. In July 2011, the local partner agreed with the Company to revise the prior cooperation structure for the casino project and entered into new agreements pursuant to which (a) the Company is the sole owner of Dreamworld Pailin, (b) the local partner’s profit participation was reduced from 45% to 20% and (c) the Company will pay a fair monthly rental to the relevant local partner for the lease of the casino project property.

Basis of Presentation

These consolidated financial statements are prepared pursuant to generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of March 31, 2012, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $11.4 million.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at face value less any allowances for doubtful accounts. Allowances for doubtful accounts are maintained at levels determined by Company management to adequately provide for uncollectible amounts. In determining the estimated uncollectable amounts, the Company evaluates a combination of factors, including, but not limited to, activity in the related market, financial condition of customers, specific customer collection experience and history of write-offs and collections. Interest income is imposed on overdue accounts receivable after the Company evaluates a combination of factors, including but not limited to, customer collection experiences, customer relationship and contract terms. Accounts receivable balances are written off after all collection efforts have been exhausted.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.  There were no impairment charges for long-lived assets for the three-month periods ended March 31, 2012 and 2011.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid leases, prepaid value-added taxes in foreign countries, and restricted deposits as lease security. The Company had restricted deposits in the amounts of $331,000 and $448,000 as of March 31, 2012 and December 31, 2011, respectively, in the form of certificates of deposits as security on leases.  Restrictions on $168,000 and $163,000 will be removed in December 2013 and in January 2014, respectively upon termination of the operating leases. Restricted cash of $331,000 was recorded in prepaids, deposits and other assets in the accompanying consolidated balance sheets.

Electronic Gaming Machines (EGMs) and Systems

EGMs and systems are stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service. Depreciation of EGMs and systems of approximately $1.1 million and $1.2 million were included in cost of EGM participation in the consolidated statements of operations for the three-month periods ended March 31, 2012 and 2011, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to twenty-five years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period as long as renewal is reasonably assured. Depreciation of property and equipment of approximately $47,000 and $50,000 were included in cost of operations (other products) in the consolidated statements of operations for the three-month periods ended March 31, 2012 and 2011, respectively.

Intangible Assets, Including Goodwill and Casino Contracts

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

Amortization expenses related to casino contracts were approximately $615,000 and $619,000 for the three-month periods ended March 31, 2012 and 2011, respectively. Amortization expenses related to other gaming related intangibles were approximately $63,000 and $NIL for the three-month periods ended March 31, 2012 and 2011, respectively. The amounts were accounted for as cost of gaming operations. Amortization expenses related to patents and trademarks were approximately $6,000 and $6,000 for the three-month periods ended March 31, 2012 and 2011, respectively. The amounts were accounted for as selling, general and administrative expenses.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests Goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the three-month periods ended March 31, 2012 and 2011, respectively.

Litigation and Other Contingencies

In the performance of its ordinary course of business operations, the Company is subject to risks of various legal matters, litigation and claims of various types. The Company has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The status of a significant claim is summarized in Note 16.

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

Revenues are recognized as earned with the exception of one of the Company’s venues in which revenues are recognized when the payment for net winnings are received as the collections from this venue are not yet reasonably assured. Net winnings, net of customer incentives and commitment fees paid to the venues were deferred and recognized on cash basis until the collections of such net winnings are reasonably assured.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are also capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fees balances related to contract amendment fees of approximately $423,000 and $450,000 as of March 31, 2012 and December 31, 2011, respectively.

Other Products Sales

The Company recognizes revenue from the sale of its products to end users upon shipment against customer contracts or purchase orders. The Company recognizes revenue from its sales to independent distributors upon shipments to the distributors against distributor contracts or purchase orders for products.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 13 for additional information relating to stock-based compensation assumptions. Stock-based compensation expense totaled approximately $265,000 and $223,000 for the three-month periods ended March 31, 2012 and 2011, respectively.

Product Development

Product development expenses are charged to expense as incurred. Employee related costs associated with product development are included in product development expenses. Product development expenses were approximately $100,000 and $80,000 for the three-month periods ended March 31, 2012 and 2011, respectively.  The increase was primarily a result of increased new product development activities for the other products division, specifically in respect of gaming chips and plaques.

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

On December 31, 2010, the Company effected a Quasi-Reorganization.  As of that date, the Company’s deferred taxes were reported in conformity with applicable income tax accounting standards described above, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities with corresponding valuation allowances as appropriate. In accordance with the Quasi-Reorganization requirements, pre-existing tax benefits realized subsequent to the Quasi-Reorganization are recorded directly in equity.

Earnings Per Share

Basic earnings per share is computed by dividing the reported net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options and restricted shares during the period. The computation of diluted earnings per share excludes the impact of stock options and restricted shares that are anti-dilutive.

Foreign Currency Translations and Transactions

The functional currency of the Company’s international subsidiaries, except for its operations in Cambodia whose functional currency is also US dollars, is generally the local currency. For these subsidiaries, the Company translates the assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income/(losses) within stockholders’ equity. Gains and losses resulting from transactions in non-functional currencies are recorded in operations.

Below is a summary of closing exchange rates at March 31, 2012 and December 31, 2011, and average exchange rates for the three-month periods ended March 31, 2012 and 2011, respectively.

($1 to foreign currency)	March 31, 2012	December 31, 2011
Australian Dollar	0.96	0.98
Philippine Peso	42.86	43.71
Hong Kong Dollar	7.76	7.77

	Three-Month Periods Ended March 31,
($1 to foreign currency)	2012	2011
Australian Dollar	0.94	0.99
Philippine Peso	42.64	43.48
Hong Kong Dollar	7.76	7.79

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

As of March 31, 2012, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Note 2.                                  Segments

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

	Three-Month Periods Ended March 31,
(amounts in thousands)	2012	2011
Revenues:
Gaming operations	$4,956	$4,165
Other products operations	2,126	2,070
Total revenues	$7,082	$6,235

Operating income:
Gaming operations gross margin	$2,645	$2,074
Other products operations gross margin	120	306
Corporate and other operating costs and expenses	(1,969)	(1,531)
Total operating income	$796	$849

Depreciation and amortization:
Gaming operations	$1,800	$1,809
Other products operations	55	56
Corporate	10	24
Total depreciation and amortization	$1,865	$1,889

Geographic segment revenues for the three-month periods ended March 31, 2012 and 2011 are as follows:

	Three-Month Periods Ended March 31,
(amounts in thousands)	2012	2011
Cambodia	$4,185	$3,360
Macau	216	65
Philippines	1,064	804
Other Asian countries	189	184
Australia	1,230	1,597
Europe	168	174
Other	30	51
	$7,082	$6,235

For the three-month periods ended March 31, 2012 and 2011, in the gaming segment, the largest customer represented 78% and 80%, respectively, of total gaming revenue.  For the three-month periods ended March 31, 2012 and 2011, in the other products segment, the largest customer represented 17% and 19%, respectively, of total other products sales.

Note 3.                                  Inventories

Inventories consisted of the following:

(amounts in thousands)	March 31, 2012	December 31, 2011
	(Unaudited)
Spare parts	$141	$147
Raw materials	1,256	1,370
Finished goods	648	377
	$2,045	$1,894

Note 4.                                  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(amounts in thousands)	March 31, 2012	December 31, 2011
	(Unaudited)
Prepayments to suppliers	$751	$528
Deposits on EGM orders	418	121
Restricted cash	—	123
Prepaid leases	39	39
	$1,208	$811

Note 5.                                  Receivables

Accounts and other receivables consisted of the following:

(amounts in thousands)	March 31, 2012	December 31, 2011
	(Unaudited)
Trade accounts	$2,090	$2,730
Other	266	114
	2,356	2,844
Less: allowance for doubtful accounts	(39)	(39)
Net	$2,317	$2,805

Note 6.                                  Electronic Gaming Machines (EGMs) and Systems

EGMs and systems are stated at cost.

The major categories of EGMs and systems and accumulated depreciation consisted of the following:

	Useful Life
(amounts in thousands)	(years)	March 31, 2012	December 31, 2011
		(Unaudited)
EGMs	3-5	$12,316	$12,116
Systems	5	1,030	1,008
		13,346	13,124
Less: accumulated depreciation		(5,262)	(4,235)
		$8,084	$8,889

Depreciation expenses for the three-month periods ended March 31, 2012 and 2011 were approximately $1.1 million and $1.2 million, respectively, which were recorded in cost of EGM participation in the consolidated statements of operations.

Note 7.           Property and Equipment

Property and equipment consisted of the following:

	Useful Life
(amounts in thousands)	(years)	March 31, 2012	December 31, 2011
		(Unaudited)
Equipment and vehicles, furniture and fixtures	3-10	$1,352	$1,246
Land and other project costs	3-25	2,780	1,554
Leasehold improvements	1-2	113	72
		4,245	2,872
Less: accumulated depreciation		(390)	(314)
		$3,855	$2,558

Note 8.           Intangible Assets, including Goodwill and Casino Contracts

Intangible assets consisted of the following:

	Useful Life
(amounts in thousands)	(years)	March 31, 2012	December 31, 2011
		(Unaudited)
Gaming operation agreement	4-5	$1,173	$1,173
Less: accumulated amortization		(125)	(62)

Goodwill		357	357

Patents	5-6	114	114
Less: accumulated amortization		(26)	(21)

Trademarks	5-9	26	26
Less: accumulated amortization		(4)	(3)

Casino contracts	5-6	12,835	12,790
Less: accumulated amortization		(3,072)	(2,450)
Totals		$11,278	$11,924

Amortization expense for finite-lived intangible assets was approximately $684,000 and $625,000 for the periods ended March 31, 2012 and 2011, respectively.

Note 9.           Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

(amounts in thousands)	March 31, 2012	December 31, 2011
	(Unaudited)
Office and equipment rental deposits	$119	$30
Restricted cash	331	325
Prepaid taxes	788	752
Prepaid leases	777	786
Totals	$2,015	$1,893

As of March 31, 2012, prepaid leases consisted of land lease prepayments of approximately $240,000 and $537,000 for the casino projects located in the respective Cambodian provinces of Kampot and Pailin.

Note 10.         Accrued Expenses

Accrued expenses consisted of the following:

(amounts in thousands)	March 31, 2012	December 31, 2011
	(Unaudited)
Payroll and related costs	$566	$968
Interest	8	16
Legal, accounting and tax	195	254
Accrued tax expenses	529	625
Deferred rent	—	4
Marketing expense	21	—
Other	199	361
Totals	$1,518	$2,228

Payroll and related costs as of December 31, 2011 included a bonus accrual of approximately $462,000, which was fully settled during the three-month period ended March 31, 2012

Note 11.         Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following:

(amounts in thousands)	March 31, 2012	December 31, 2011
	(Unaudited)
Notes payable to a related party at interest of 5%	$4,687	$6,211
Capital lease obligations to an Australian bank at various interest rates and collateralized by equipment	278	322
Total	$4,965	$6,533

On November 6, 2008, in accordance with the amended Trade Credit Facility Agreement (the “Facility Agreement”), Elixir International Limited (“Elixir International”), a then wholly-owned subsidiary of the Company’s principal shareholder EGT Entertainment Holding Limited (“EGT Entertainment Holding”), exchanged its promissory note issued under the Facility Agreement in the original principal amount advance of $15.0 million for a new promissory note issued by the Company for the then outstanding principal amount of approximately $12.1 million.  The outstanding principal and the interest accrued (revised from 8% to 5%) thereon were to be repaid in 24 equal monthly installments reset from January 1, 2009.

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

On May 25, 2010, the Company entered into a third amendment (“Third Amendment”) to the Facility Agreement with EGT Entertainment Holding, pursuant to which the payment schedule of the Outstanding Principal Balance and the interest accrued thereon were further restructured in the following manner: (i) the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of approximately $458,000 to be paid by the Company in a lump sum payment on July 1, 2010; (ii)  on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company was to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (iii)  the Company is to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011.  Pursuant to the terms of the Third Amendment, the Company paid total principal and interest of approximately $1.5 million and $64,000, respectively, for the three-month period ended March 31, 2012 to EGT Entertainment Holding.  (See Note 14)  Interest expenses capitalized during the three-month periods ended March 31, 2012 and 2011 amounted approximately $13,000 and $23,000, respectively.

In 2006, the Company entered into a capital lease agreement for four injection molding machines with auxiliary equipment. The lease has a six-year term and the machines will be fully owned on final payment at the end of the contract term. The molding machine lease was capitalized at the present value of the future minimum lease payments at lease inception. As of March 31, 2012, the capital lease balance is approximately $278,000, which will be fully settled in 2012.

The cost and accumulated depreciation of property and equipment leased under capital lease arrangements was approximately $192,000 and $47,000, respectively as of March 31, 2012.  Depreciation expense was approximately $9,000 for the three-month period ended March 31, 2012.  The cost and accumulated depreciation of property and equipment leased under capital lease arrangements was approximately $190,000 and $9,000, respectively as of March 31, 2011.

Note 12.           Other Liabilities

Other liabilities consisted of the following:

(amounts in thousands)	March 31, 2012	December 31, 2011
	(Unaudited)
Other tax liabilities	$508	$477
Provision for long service leave	304	292
Others	148	100
	$960	$869

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

During the three-month period ended March 31, 2012, stock options for the purchase of 1,100,000 shares of common stock were granted with a weighted average exercise price of $0.231 and weighted average fair value of $0.19 (2011: $0.35) per share and will vest from six-month and one day periods to three-year periods. During the three-month period ended March 31, 2012, 779,220 shares of restricted stock awards with a fair value of $0.25 per share were issued. The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of any changes in the assessment of probabilities.

During the three-month period ended March 31, 2012, there was no exercise of outstanding stock options.

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

As of March 31, 2012, stock options for the purchase of 4,112,834 and 90,200 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of March 31, 2012, there were outstanding non-plan options to purchase 1,990,000 shares of common stock. The non-plan options were issued to certain employees and non-employees of EGT Entertainment Holding as approved by our stockholders in September 2007 pursuant to the initial closing of the transactions under the Securities Purchase and Product Participation Agreement dated June 12, 2007 between us and EGT Entertainment Holding.

As of March 31, 2012, stock options for the purchase of 7,500,000 shares of common stock were outstanding under the 2008 Plan. Options granted under the 2008 Plan to purchase an aggregate of 1,418,613 shares of common stock contain provisions that prohibit the exercise of such options unless and until the number of shares of common stock that may be issued under the 2008 Plan has been increased in accordance with Section 711 of the NYSE Amex Company Guide by at least 1,418,613.

As of March 31, 2012, 10,493,033 stock options were exercisable with a weighted average exercise price of $1.10, a weighted average fair value of $0.20 and an aggregate intrinsic value of approximately $1.6 million. The total fair value of shares vested during the three-month period ended March 31, 2012 was approximately $461,000.

A summary of all current and expired plans as of March 31, 2012 and changes during the period then ended are presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2011	12,593,234	$0.98	5.40	$303
Granted	1,100,000	0.23	—	241
Exercised	—	—	—	—
Forfeited or expired	(200)	1.75	—	—
Outstanding as of March 31, 2012	13,693,034	0.92	5.52	2,031
Exercisable as of March 31, 2012	10,493,033	1.10	4.43	1,560

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2011	—	$—	—
Granted	779,220	0.25	—
Vested (1)	(194,805)	0.25	—
Unvested balance as of March 31, 2012	584,415	$0.25	0.75

(1)          Vested shares included 194,805 shares of restricted common stock issued in 2012 for which final vesting is pending for approval by the Company’s Compensation Committee.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the three-month periods ended March 31, 2012 and 2011:

	2012		2011
Range of values:	Low	High	Low	High
Expected volatility	113.46%	127.83%	173.6%	174.40%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.02	3.73	9.85
Risk free rate	0.63%	1.95%	1.56%	3.43%

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

Warrants

All previously issued warrants were expired by December 31, 2011. There were no warrants granted during the three-month period ended March 31, 2012.

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

Subsequent to its origination, the Facility Agreement has been amended three times, mostly recently on May 25, 2010 on which date the Company entered into Amendment No.3 to the Facility Agreement with EGT Entertainment Holding (the “Third Amendment”), pursuant to which the Company issued a new note (the “Third Amended Note) to replace the previous terms.  Under the payment schedule of the Third Amended Note, the outstanding principal balance of $9.2 million and the interest accrued thereon were restructured in the following manner: (a)  the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of $458,000 to be paid by us in a lump sum payment on July 1, 2010; (b) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (c)  the Company to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid total principal and interest of approximately $1.5 million and $65,000, respectively to EGT Entertainment Holding for the three-month period ended March 31, 2012.

As of March 31, 2012, the total outstanding principal amount under the notes payable to EGT Entertainment Holding (see Note 11) was approximately $4.7 million.

Effective January 1, 2010, the Company began sub-leasing office space from Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of the Company’s principal shareholder, EGT Entertainment Holding.

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Three-Month Periods Ended March 31,
(amounts in thousands)	2012	2011
EGT Entertainment Holding
Principal and interest payments	$1,588	$115

Melco Crown Gaming (Macau) Ltd
Sales of gaming products	$(152)	$(67)

Melco Services Limited
Technical services	$8	$8
Office rental	$36	$36
Expenses paid on behalf of the Company (net)	$(2)	$1

As of March 31, 2012, the notes payable to EGT Entertainment Holding had outstanding principal amounts and additional accrued interest totaling approximately $4.7 million and $78,000, respectively.

Note 15.           Income Taxes

The Company recorded income tax expense of $54,000 and $139,000 for the three-month periods ended March 31, 2012 and 2011, respectively. The Company’s effective income tax rates were 5.3% and 16.7% for the three-month periods ended March 31, 2012 and 2011, respectively. EGT Cambodia is tax exempt, paying a fixed monthly tax rather than a tax on income. The change in effective tax rate was mainly due to an increase in EGT Cambodia’s pre-tax income in proportion to consolidated pre-tax income. The Company recorded additional unrecognized tax benefit for the three-month period ended March 31, 2011, which was mainly related to withholding tax on inter-company loans provided to the Company’s foreign subsidiaries. The unrecognized tax benefit is likely to change in the next twelve months; however, the change cannot be reasonably estimated at the present time.  The Company is subject to income tax examinations by tax authorities from 2005 through the present period in jurisdictions in which we operate. Currently, the U.S. Internal Revenue Service is conducting an audit of the 2008 and 2009 tax returns in the United States and initially proposed an unfavorable adjustment to the domestic operating loss of approximately $5.1 million. The Company disagreed with the proposed adjustment and will appeal the decision if necessary.

Note 16.           Commitments and Contingencies

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

Note 17.           Earnings Per Share

Computation of the basic and diluted earnings per share consisted of the following:

	Three-Month Periods Ended March 31,
	2012			2011
(amounts in thousands)	Income	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net income attributable to equity shareholders	$972	119,601	$0.01	$692	116,196	$0.01
Effect of dilutive securities
Dilutive stock options/restricted shares		1,157		—	2,942
Diluted
Net income attributable to equity shareholders plus assumed conversion	$972	120,758	$0.01	$692	119,138	$0.01

For the three-month period ended March 31, 2012, outstanding stock options of 12,326,367 shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive. For the three-month period ended March 31, 2011, outstanding stock options of 3,627,367 shares of common stock and outstanding warrants of 1,500,000 shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

Note 18.           Subsequent Events

Entry into Agreement to Develop and Operate a Slot Hall in Poipet, Cambodia

On April 2, 2012, the Company entered into a Machines Operation and Participation Agreement (the “Poipet Agreement”) with a Cambodian company, which owns and operates an existing casino in Poipet, Cambodia near the Thailand border, and a Cambodian individual, who is the controller of the casino operating company and owner of two parcels of land on which the casino is located (collectively the “Poipet Local Partner”).

Pursuant to the terms of the Poipet Agreement, the Poipet Local Partner will allocate part of its land with an area of approximately 16,000 square feet (1,500 square meters) to the Company for development and construction, at its own design, budget and cost, of a slot venue which is capable of placing and operating approximately 300 EGMs. Upon completion of the slot venue, which is expected by December 31, 2012, the Company will have the exclusive rights to operate and manage the venue to be called Dreamworld Club (Poipet).  The Company and the Poipet Local Partner will split the win per unit per day from all the EGMs placed at Dreamworld Club (Poipet) and certain operating costs related to marketing and floor staff on a respective basis of 40%/60%.

Capital expenditures for the Dreamworld Club (Poipet), which principally include the development and construction of the facility and gaming equipment, are projected to be approximately $7.5 million.  This includes an estimated $5.0 million to source top of the line EGMs.  The Company expects to provide the required EGMs through the purchase of new and used machines as well as machines from its inventory. The Company is responsible for all capital expenditures for Dreamworld Club (Poipet), which it intends to fund through its internal cash resources.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, are included in the section “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 30, 2012.

We own or have rights to certain trademarks that we used in connection with our business or products, including, but not limited to, Dolphin™. Other than this trademark, this report also makes reference to trademarks and trade names of other companies.

Overview

Based on our efforts to refocus our business model and streamline our operational structure, we have achieved substantial improvement in our operating performance resulting in greater efficiency and the establishment of quality recurring cash flow.  As a result, we produced record-breaking financial results for 2011 and this strong performance has continued in the first quarter of 2012.   Further, we have established a solid base from which to grow our gaming operations in our target markets in Asia.

Our primary focus is our gaming operations, which presently entails the leasing of EGMs on a revenue sharing basis to gaming establishments in Cambodia and the Philippines. We identify and secure venues for the placement of EGMs and casino management systems where warranted, which track game performance and provide statistics on each installed EGM owned and leased by us. We contract with the venue owners or operators for the placement of the EGMs on a revenue sharing basis.  In addition, we acquire and install the EGMs and other gaming systems and peripherals at the relevant gaming venues.

As of March 31, 2012, our EGM participation operations were located in two countries, Cambodia and the Philippines, and totaled 1,560 EGM seats in operation in eight venues. In Cambodia, we had a total of 799 EGM seats in operation in three venues.  In the Philippines, we had a total of 761 EGM seats in operation in five venues.

In Cambodia, our EGM participation operations largely focus on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918).  NagaWorld is a premier luxury destination gaming resort and the only licensed full service casino in a designated area around the capital city of Phnom Penh.  Our gaming operations at NagaWorld, which entail 670 gaming machine seats placed in prime locations in the casino hotel, have provided us strong growth in EGM participation revenue and cash flow.

In addition, we have recently expanded our participation operations in Cambodia.  In November 2011, we entered into a new gaming machine participation and management agreement with leading Cambodian hotelier, Sokha Hotels and Resorts, to place up to 250 EGM seats and jointly manage these slot operations in its new Thansur Bokor Resort and Casino in a tourist area of the Kampot Province.  The grand opening of the first phase of the casino resort was in May 2012.  We had approximately 200 EGM seats in operation at the time of the opening and expect to ramp up to 250 seats in the future.  This strategic project expands our gaming operations in the Indo-China region and is anticipated to contribute to near-term earnings.

In the Philippines, our operations continue to post improvement in revenue and average daily net wins as we continue to benefit from our strategic efforts to enhance our operating performance and growth potential in this market.  These efforts include: implementing, with the support of our venue owner partners, targeted marketing programs; the redeployment, when possible, of our gaming assets from lower to higher performing venues in the market; and greater overall revenue sharing in this market due to our acquisition of a higher revenue sharing interest in one of our most promising venues in October 2011.  As a result, our Philippine operations posted meaningful growth in revenue and average net win per unit for the three-month period ended March 31, 2012 compared to the prior year period.

With regard to our other products segment, we posted solid improvement in sales of our gaming chips and plaques for the three-month period ended March 31, 2012 compared to the prior year period due to higher customer reorders in our core markets of Australia and Asia and the completion of an order for a recent new customer’s casino opening.  We attribute this to our targeted marketing strategies and wide range of product offerings with state of the art security features.  While gaming chip and plaque sales improved, gross margin declined due to strategic pricing offered to one of our new customers.  With continued focus on marketing and planned investment in expanding our product offerings and production capacity, we believe we are better positioned to capitalize on the future growth opportunities for gaming chips and plaques in our target markets.  While these efforts are expected to improve revenue and gross profit for these operations over the long-term, they are not anticipated to minimize the normal fluctuation in quarterly sales flow of this business segment.

With significant improvement in our gaming operations, we achieved another quarter of strong financial performance.  Our consolidated revenue for the three-month period ended March 31, 2012 was approximately $7.1 million, of which revenue from our gaming and other products operations comprised 70% and 30%, respectively, of consolidated revenue.  This compares to consolidated revenue of approximately $6.2 million for the three-month period ended March 31, 2011, of which revenue from our gaming and other products operations comprised 67% and 33%, respectively, of consolidated revenue.

Revenue from our gaming operations for the three-month period ended March 31, 2012 was approximately $5.0 million compared to approximately $4.2 million in the prior year period. Gross margin for our gaming operations improved to 53% in the three-month period ended March 31, 2012 compared to 50% in the prior year period.

With solid improvement in revenue and continued efforts to control costs for existing operations, we generated quality recurring cash flow from operations. Cash flow provided by operations was approximately $2.0 million for the three-month period ended March 31, 2012 compared to approximately $2.7 million in the prior year period.  The decline was primarily related to the faster settlement of current liabilities. In addition, adjusted EBITDA (as defined below) was approximately $3.2 million for the three-month period ended March 31, 2012 compared to approximately $3.0 million in the prior year period.

Our improved financial performance along with our established market presence provides us a solid foundation from which to expand our gaming operations to include the development and operation of casinos and gaming clubs under our “Dreamworld” brand in certain emerging gaming markets in the Indo-China region. We believe this expanded business model will allow us the potential for higher long-term incremental returns on our operations given the ability to collect a greater percentage of the gaming revenue compared to our existing EGM participation contracts. In addition, it provides us greater long-term control over our operations.

We have made solid progress in the execution of this growth strategy. Our first casino project, Dreamworld Casino (Pailin) located in the Pailin Province of Northwestern Cambodia near the Thailand border opened in May 2012.  On July 12, 2011, we formed a new company, of which we are the sole owner, to develop and operate Dreamworld Casino (Pailin). Dreamworld Casino (Pailin) is constructed on land leased from a local land owner (the “Pailin Land Owner”) and in consideration the Pailin Land Owner is entitled to receive a fair monthly rental fee and 20% of the net revenue (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the casino’s revenue). The initial lease term is 20 years, which commenced in September 2011 and is subject to renewal by the parties in writing.

The initial phase of Dreamworld Casino (Pailin) measures approximately 16,000 square feet (1,448 square meters) and includes 30 table games and 50 EGMs. The Pailin Land Owner also owns property adjacent to Dreamworld Casino (Pailin) measuring nearly 250,000 square feet (23,160 square meters). We have an option to lease this adjacent property at a future date and use it to develop additional phases of the Dreamworld Casino (Pailin). Such additional phases are intended to include expanded casino operations and complementary facilities such as hotel rooms, a spa and other entertainment amenities.

Total capital expenditures for the initial phase of Dreamworld Casino (Pailin) were approximately $2.5 million, which was paid solely by us from our internal cash resources. Capital expenditures increased from the previously reported $2.4 million primarily due to the decision to amend the design layout and add VIP facilities to the casino.

We have additional casino and gaming projects in active development. On April 2, 2012, we entered into a machines operation and participation agreement (the “Poipet Agreement”) with a Cambodian company, which owns and operates an existing casino in Poipet, Cambodia near the Thailand border, and a Cambodian individual, who controls the casino operating company and owns land on which the casino is located (collectively the “Poipet Local Partner”), to develop a slot venue.  The slot venue will be developed as an extension of the existing casino and utilize its gaming license and will be operated under the Dreamworld name (“Dreamworld Club (Poipet)”).

Under the terms of the Poipet Agreement, the Poipet Local Partner will allocate part of its land with an area of approximately 16,000 square feet (1,500 square meters) to us to develop and construct, at our own design, budget and cost, of a slot venue capable of placing and operating approximately 300 EGMs. Upon completion of Dreamworld Club (Poipet), which is expected by December 31, 2012, we will have the exclusive rights to operate and manage the venue and EGMs.  We and the Poipet Local Partner will split the win per unit per day from all the EGMs placed by us at Dreamworld Club (Poipet) and certain operating costs related to marketing and floor staff on a respective basis of 40%/60%.  The initial project term is five years beginning from the commercial launch of the slot hall with an option to renew for an additional five years subject to the achievement of certain financial milestones during the initial five-year period.

Total capital expenditures for Dreamworld Club (Poipet), which principally include the development and construction of the facility and gaming equipment, are projected to be approximately $7.5 million, including an estimated $5.0 million to source top of the line EGMs.  We expect to provide the required EGMs through the purchase of new and used machines as well as those from our inventory. We are responsible for all capital expenditures for Dreamworld Club (Poipet), which we intend to fund through our internal cash resources.

On March 4, 2011, we formed a new company (the “Kampot New Company”) with a local partner (the “Kampot Local Partner”) to develop, own and operate a casino in the Southern Cambodia province of Kampot near the Vietnam border (“Dreamworld Casino (Kampot)”).

The Kampot Local Partner owns a parcel of land in Kampot measuring approximately 91,000 square feet (8,500 square meters) where we will construct Dreamworld Casino (Kampot). The initial phase of Dreamworld Casino (Kampot) is expected to include up to 14 table games, such as baccarat, roulette and dice games, and 25 EGMs. Depending on demand and the availability of capital, we may add at a future date additional casino floor space and equipment as well as complementary facilities such as hotel rooms, a spa and other entertainment amenities.

The Kampot Local Partner will lease to the Kampot New Company the land for a period of 25 years for an annual fee of $1.  We will provide funding for all development, construction and pre-opening costs for the Dreamworld Casino (Kampot), all necessary EGMs and gaming tables and paid the Kampot Local Partner a lump sum of $260,000 as the balance consideration for his contributions.  We and the Kampot Local Partner will split the Kampot New Company’s net revenue (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the Kampot New Company’s revenue) on a respective basis of 60%/40%. The initial lease term is 25 years, which commenced in March 2011 and is subject to renewal by the parties in writing.

Total capital expenditures for the initial phase of Dreamworld Casino (Kampot) are projected to be approximately $1.2 million as the EGMs will be sourced from our existing inventory.

While we believe that Dreamworld Casion (Kampot) has attractive long-term return potential, we plan to focus our available resources on the development of Dreamworld Club (Poipet), which is located in a more established gaming market and, in our estimation, offers higher near-term returns. As a result, we now intend to open Dreamworld Casino (Kampot) in 2013.

We continue to selectively pursue additional casino and gaming development projects with a focus on the Indo-China region.  However, there is no guarantee we will be successful in signing new projects. In addition, we own a parcel of land with total area of approximately seven acres (30,000 square meters) in the Takeo Province of Cambodia near the Vietnam border and were granted in-principle approval to build and open a casino-hotel in the Takeo Province by the Cambodian government.  At the present time, we do not expect to commit significant capital to a hotel-casino project on this land in order to divert our available capital to the development of Dreamworld Club (Poipet) and other ongoing projects, which we believe will offer greater short- and medium-term return potential.  Our future development plans for this land will be dependent on our available capital and local market conditions at that time.

Results of Operations for the Three-Month Periods Ended March 31, 2012 and 2011

The following is a schedule summarizing operating results on a consolidated basis and separately by each of our two operating segments, namely, gaming operations and other products, for the periods ended March 31, 2012 and 2011.

	Three-Month Periods Ended March 31,
(amounts in thousands, except per share data)	2012	2011
Total:
Revenues	$7,082	$6,235
Gross profit	$2,765	$2,380
Gross margin percentage	39%	38%
Adjusted EBITDA (1)	$3,185	$3,014
Operating income	$796	$849
Net income	$972	$692

Earnings per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average common shares outstanding
Basic	119,601	116,196
Diluted	120,758	119,138

Gaming:
Revenues	$4,956	$4,165
Gross profit	$2,645	$2,074
Gross margin percentage	53%	50%

Other products:
Revenues	$2,126	$2,070
Gross profit	$120	$306
Gross margin percentage	6%	15%

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

A reconciliation of EBITDA, as adjusted, to the net income is provided below.

	Three-Month Periods Ended March 31,
(amounts in thousands)	2012	2011
Net income — GAAP basis	$972	$692
Interest expense	53	94
Interest income	(12)	(23)
Income tax expenses	54	139
Depreciation and amortization	1,865	1,889
Stock-based compensation expense	265	223
Gain on dispositions of assets	(12)	—
EBITDA, as adjusted	$3,185	$3,014

Total revenues increased approximately $847,000 to $7.1 million for the three-month period ended March 31, 2012 compared to approximately $6.2 million in the same period of the prior year due to revenue increases in both operating segments. Revenue from gaming increased as a result of higher average net win per machine from our gaming machines participation operations. Revenue from other products increased as a result of increased orders from major customers.

Gross profit increased approximately $385,000 to $2.8 million for the three-month period ended March 31, 2012 compared to approximately $2.4 million in the same period of the prior year primarily as a result of higher revenue from gaming operations while total gaming expenses increased only slightly compared to the prior year period. This increase was partially offset by lower gross profit from our other products operations as a result of strategic pricing of gaming products to one of our new customers and negative absorption of fixed production costs due to lower production volumes of non-gaming products.

Operating income decreased approximately $53,000 to $796,000 for the three-month period ended March 31, 2012 compared to approximately $849,000 in the same period of the prior year. The decrease in operating income was primarily the result of lower gross profit from other products sales and higher selling and administrative expenses, which are further discussed below.

Net income increased approximately $280,000 to $972,000 compared to approximately $692,000 for the same period in the prior year.  The increase in net income was primarily the result of higher revenue and gross profit from gaming operations, and higher foreign currency gains.

Gaming Operations

Revenues from our gaming operations consisted solely of our EGM participation operations.

	Three-Month Periods Ended March 31,
(amounts in thousands, except per unit data)	2012	2011
Net revenue to the Company
Cambodia	$3,892	$3,360
Philippines	1,064	805
Consolidated total	$4,956	$4,165

Average net win per unit per day(1)
Cambodia	$239	$224
Philippines	$73	$58
Consolidated total	$154	$134

	Three-Month Periods Ended March 31,
	2012	2011
EGM seats in operation
Cambodia	799	726
Philippines	761	912
Consolidated total	1,560	1,638

(1)          Average net win figures (“WUD”) exclude EGM seats in operation during venues’ soft launch opening periods, if applicable, and apply cash payments for venues for which revenue is recognized on a cash basis.  During the three-month period ended March 31, 2012, one venue in Cambodia operated during a soft launch with a total of 87 EGM seats as of March 31, 2012 and one venue in the Philippines recognized revenue on a cash basis with 60 EGM seats as of March 31, 2012.  Including these seats and revenue recognized on an accrual basis would not have had a material impact on the WUD for the period.   During the three-month period ended March 31, 2011, one venue in Cambodia operated during a soft launch with a total of 60 EGM seats as of March 31, 2011 and one venue in the Philippines recognized revenue on a cash basis with 106 EGM seats as of March 31, 2011.  Had these seats been included and revenue recognized on an accrual basis, WUD would have been $209 for Cambodia, $55 for Philippines and $124 for the consolidated average for the three-month period ended March 31, 2011.

Revenue from our gaming operations during the three-month period ended March 31, 2012 increased approximately $791,000 to $5.0 million compared to revenue of approximately $4.2 million in the same period of the prior year. The increase in revenue was primarily the result of a higher average net win per machine driven by targeted marketing and machine mix improvements at our NagaWorld and Philippines operations compared to the prior year.

Gross profit from gaming operations increased approximately $571,000 to $2.6 million for the three-month period ended March 31, 2012 compared to approximately $2.1 million in the same period of the prior year as revenue from our gaming operations increased significantly with relatively flat cost of gaming participation expenses compared to the prior year period. Cost of sales for the three-month period ended March 31, 2012 included approximately $1.1 million of depreciation of EGMs, $615,000 of amortization of a casino contract, $63,000 of amortization of other gaming related intangibles and $524,000 of other expenses.

As of March 31, 2012, we had a total of 1,918 EGM seats of which 358 were held in inventory and 1,560 were in operation. Of the 1,560 EGM seats in operation, 799 were in operation in three venues in Cambodia and 761 were in operation in five venues in the Philippines. Of our 799 EGM seats in operation in Cambodia, 87 seats were in operation at a venue during its soft launch opening. Of our 761 EGM seats in operation in the Philippines, we recognized revenue on gaming activities occurring on 701 seats in four venues and deferred revenue for the remaining 60 seats in one venue because the collection from this venue was not yet reasonably assured.  However, our EGMs remain in operation at this venue as we are actively engaged in discussions with the venue owner to reach an amicable solution.

	March 31, 2012		December 31, 2011
(amounts in thousands)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1)	1,560	$6,500	1,477	$6,204
EGMs and systems held for future use	358	1,584	412	2,685
Total EGMs and systems	1,918	$8,084	1,889	$8,889

(1) Included 12 EGM seats, which are currently in operation on trial basis subject to achieving certain performance objectives prior to acceptance.  As a result, their carrying value was not represented above.

A large portion of our gaming operations income is derived from our EGM participation operations within NagaWorld.  NagaWorld is a luxury casino resort in the capital city of Phnom Penh, Cambodia that operates under an exclusive casino license in a designated area around the city and is currently the only gaming establishment in the area.

In December 2008, we established a relationship with NagaWorld Limited to place EGMs on a participation basis at NagaWorld and jointly operate those EGMs with them.  Due to our successful performance, we subsequently amended our contract and expanded our relationship with NagaWorld and increased our EGM seats under contract in NagaWorld to 670.

Our current operations at NagaWorld are governed under a Machines Operation and Participation Consolidation Agreement dated December 31, 2009, which was subsequently amended on May 25, 2010.  Under the terms of these agreements, we and NagaWorld control the operation of a total of 670 of our EGMs, including floor staff and respective audit rights. We and NagaWorld split the win per unit per day from all the 670 EGMs and certain operating costs related to marketing and floor staff on a respective basis of 25%/75%.  Win per unit per day from all the 670 EGMs are settled and distributed daily to us. The 670 EGM seats are under contract for a term of six years commencing March 1, 2010.

In addition to our operations at NagaWorld, we have expanded our participation operations in Cambodia with a significant new gaming machine participation and management agreement.

On November 3, 2011, we entered into a gaming machine participation and management agreement with Sokha Hotels and Resorts to place 250 EGM seats and jointly manage these slot operations in its new Thansur Bokor Resort and Casino in the tourist area of the Bokor Mountains of Cambodia (“Thansur Bokor”). Sokha, a wholly-owned subsidiary of the Cambodian conglomerate Sokimex, is a leading operator of luxury hotels and resorts in prime locations in Cambodia.

Thansur Bokor held its soft opening on March 28, at which time we had 87 EGM seats in operation. The grand opening was held on May 3, 2012, at which time we had approximately 200 EGM seats in operation.  We expect to ramp up to 250 seats in the future. Under the terms of the agreement, we and Sokha split the gross win and certain operating expenses on a respective basis of 27/73%. We collect our share of the gross win on a semi-monthly basis and settle our share of the operating costs on a monthly basis. The contract duration is five years commencing in May 2012.

Our total capital expenditures for this project are projected to be approximately $2.0 million, which primarily include the purchase of new and used machines, and will be funded from our internal cash resources.

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

On October 21, 2011, we entered into an agreement to increase our share of the revenue and control over the promotion and marketing strategies for our participation business at the San Pedro Club, one of our existing participation venues in the Philippines.  Under the terms of the agreement, we bought out the interests of our former co-participant in the project for a total consideration of approximately Philippines pesos 61.4 million (equivalent to approximately $1.4 million) and we now work directly with the government operator PAGCOR and increased our revenue share from 17% to 35% and share in certain operating costs.

As described in greater detail above, in the future, our gaming operations will also consist of our casino and gaming development projects, which will increase our installed base of EGMs in operation and add table games. These include: Dreamworld Casino (Pailin), which opened in May 2012; Dreamworld Club (Poipet), which is scheduled to open by December 31, 2012; and Dreamworld Casino (Kampot), which is expected to open in 2013.

The gaming station details of these projects are summarized below.

Project	Number of Table Games	Number of EGM Seats
Dreamworld Casino (Pailin)	30	50
Dreamworld Club (Poipet)	—	300
Dreamworld Casino (Kampot)	14	25
	44	375

We continue to selectively pursue additional gaming projects in our target markets.  Total company-wide EGM placements can fluctuate due to our strategic efforts to optimize average daily net wins.  In the event that the EGM performance at our contracted venues does not meet our original expectations, and to the extent that this is legally permitted under the terms of the relevant participation contracts, we may discuss with the relevant venue owners for withdrawing all or a portion of our EGMs from such venues for future redeployment in new or existing venues with better performance prospects.

Other Products

Other products revenue increased approximately $56,000 to $2.1 million for the three-month period ended March 31, 2012 compared to approximately $2.1 million in the same period of the prior year. Other products revenue for the three-month period ended March 31, 2012 consisted of approximately $1.6 million in non-gaming product sales and $532,000 in gaming chip and plaque sales compared to $1.8 million and $241,000, respectively in the same period of the prior year.  Gaming chip and plaque sales increased mainly as a result of the completion of an order for a recent new customer’s casino opening and higher reorders from existing customers during the three-month period ended March 31, 2012. Non-gaming product sales declined primarily as a result of a softening in the Australian automotive industry, which resulted in decreased orders for related plastic components during the three-month period ended March 31, 2012.

Gross profit on other products decreased approximately $186,000 to $120,000 in the three-month period ended March 31, 2012 compared to approximately $306,000 in the same period of the prior year mainly due to strategic pricing of gaming products to one of our new customers, combined with negative absorption of fixed production costs as a result of lower production volume of non-gaming products.

Operating Expenses

The schedule of expenses on a consolidated basis consisted of the following:

	Three-Month Periods Ended March 31,
(amounts in thousands)	2012	2011
Selling, general and administrative	$1,585	$1,198
Stock-based compensation expense	265	223
Gain on dispositions of assets	(12)	—
Product development expenses	100	80
Depreciation and amortization	31	30
	$1,969	$1,531

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $387,000 to $1.6 million for the three-month period ended March 31, 2012 compared to $1.2 million in the same period of the prior year. Included in the $387,000 increase were approximately $129,000 of start up costs related to the May 2012 opening of Dreamworld Casino (Pailin). The remaining increase in selling and administrative expenses of $258,000 was mainly a result of salaries and wages expense which increased approximately $145,000 primarily due to increased headcount for the new operations staff and a one-off adjustment of an overprovision for 2010 bonuses during the three-month period ended March 31, 2011. Travel and entertainment expenses increased approximately $81,000 mainly as a result of increased travelling required in relation to the new gaming projects. Insurance, utilities and other expenses increased approximately $120,000 primarily due to increased scale of operations. Sales commission increased approximately $9,000 primarily due to higher other products sales. However, bad debt expenses decreased approximately $71,000 primarily related to an operating venue in Philippines for which revenue recognition has been deferred until cash collection since the three-month period ended June 30, 2011.  Legal, consulting and accounting and other expenses decreased by approximately $26,000 primarily due to the absence of incorporation of new entities during the three-month period ended March 31, 2012 compared to the prior year period.

Stock-Based Compensation Expense

Stock-based compensation expense increased approximately $42,000 to $265,000 for the three-month period ended March 31, 2012 compared to $223,000 in the corresponding period of the prior year primarily due to an increase in average stock prices during the three-month period ended March 31, 2012 as compared to the prior year period.

Gain on Disposition of Assets

The amount represented gain on disposition of non-performing EGMs and systems during the three-month period ended March 31, 2012.

Product Development Expenses

Product development expenses increased approximately $20,000 to $100,000 for the three-month period ended March 31, 2012 compared to approximately $80,000 in the prior year period mainly as a result of increased activities for new product development for our other products division, specifically gaming chips and plaques.

Depreciation and Amortization Expenses

Total depreciation and amortization expenses increased slightly by approximately $1,000 to $31,000 for the three-month period ended March 31, 2012 compared to $30,000 in the prior year period as there were no major changes in related assets.

Other Income/(Expenses)

	Three-Month Periods Ended March 31,
(amounts in thousands)	2012	2011
Interest expense and finance fees	$(53)	$(94)
Interest income	12	23
Foreign currency gains/(losses)	189	(7)
Other	82	60
Total	$230	$(18)

Interest Expense and Finance Fees

Interest expense and finance fees decreased approximately $41,000 to $53,000 for the three-month period ended March 31, 2012 compared to approximately $94,000 in the same period of the prior year primarily due to the reduced notes payable to a related party as principal repayments began in July 2011.

Interest Income

Interest income decreased approximately $11,000 to $12,000 for the three-month period ended March 31, 2012 compared to approximately $23,000 in the same period of the prior year primarily as a result of lower interest income charged on overdue amounts receivables due to improved collections.

Foreign Currency Transactions

Foreign currency gains increased approximately $196,000 to $189,000 for the three-month period ended March 31, 2012 compared to losses of approximately $7,000 for the same period in the prior year. The increase was primarily due to the depreciating value of United States dollar denominated payables from our Hong Kong and Philippines operations, whose functional currency are the Hong Kong dollar and Philippine peso, respectively.

Other

Other income increased approximately $22,000 to $82,000 for the three-month period ended March 31, 2012 compared to approximately $60,000 in the prior year period primarily due to a net increase in grants received from the Australian government related to the other products division, specifically in respect of the automotive components.

Income Tax Provisions

Effective tax rates for the three-month periods ended March 31, 2012 and 2011 were approximately 5.3% and 16.7%, respectively. We continue to review the treatment of tax losses and income generated in the future by our foreign subsidiaries to minimize taxation implication/costs.

	Three-Month Periods Ended March 31,
(amounts in thousands)	2012	2011
Income tax provisions	$54	$139

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2012, we had total cash and cash equivalents of approximately $11.7 million and working capital of approximately $9.2 million. Our cash and working capital during the three-month period ended March 31, 2012 was positively impacted by the cash received from our operations at NagaWorld but was negatively impacted by the purchase of EGMs for our gaming operations, including a portion of the EGMs needed for our participation and management contract with Sokha Hotels and Resorts (“Sokha Agreement”), the repayment of approximately $1.6 million in principal and interest on the promissory note issued to EGT Entertainment Holding and expenses associated with our casino development projects.

From April 1, 2012 to the date of this filing, our working capital position has been positively impacted by cash received from our operations at NagaWorld partly offset by the repayment of approximately $1.1 million in principal and interest on the promissory note issued to EGT Entertainment Holding and the payment of approximately $875,000 associated with our casino and gaming development projects.

As part of our growth strategy for our gaming operations, we intend to incur initial planning and construction costs related to our casino and gaming development plans.  In addition, we expect to purchase EGMs to complete total placements under the Sokha Agreement, supplement existing inventory and source future targeted deployment plans. Our current casino and gaming development plans for the remainder of 2012 include Dreamworld Club (Poipet) and completing the installation of EGMs under the Sokha Agreement.

We expect Dreamworld Club (Poipet), which principally includes the development and construction of the facility and gaming equipment, will require total expenditure of approximately $7.5 million.  This includes an estimated $5.0 million to source top of the line EGMs.

We also continue to pursue other new gaming projects, however, there is no guarantee we will successfully sign any of these new projects.

We presently expect that our capital expenditures for the remainder of 2012 based on our current contractual commitments will be approximately $10.2 million to $11.3 million exclusive of the approximately $3.7 million of loan principal and interest to be repaid to EGT Entertainment Holding during 2012. This includes approximately: $7.5 million for the development of Dreamworld Club (Poipet); approximately $1.4 to $2.3 million for EGM purchases, which includes the reminder of those required to fulfill the Sokha Agreement, upgrades, and general maintenance; and approximately $1.3 to $1.5 million for the expansion and enhancement of our Dolphin manufacturing plant for our gaming chips and plaques.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our capital expenditures for the development ofr Dreamworld Club (Poipet), the purchase of EGMs, the expansion, enhancement of Dolphin manufacturing plant and repayments under the promissory note issued to EGT Entertainment Holding for the remainder of 2012.

As noted above, however, we continue to pursue additional casino and gaming projects. While there is no guarantee we will be successful in obtaining additional projects, if we were to secure one or more of these projects our capital expenditures for the remainder of 2012 would increase beyond the $10.2 million to $11.3 million currently contemplated.  At this time, we are unable to predict the amount of additional capital expenditures that could be required in 2012 for these potential projects. Where possible, we intend to fund our casino and gaming projects from our cash flow from operations and cash on hand. Further, we will seek to structure the development of these projects in phases to better control and pace the related expenditure of capital. However, should we commit to large projects or to the concurrent development of multiple casinos and gaming projects, we may need to acquire additional capital. We would endeavor to obtain any required additional capital from various financing sources including commercial debt financing and the sale of our debt or equity securities. However, there are no commitments or arrangements in place as of the date of this report for our receipt of additional capital and there is no assurance we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flows Summary

	Three-Month Periods Ended March 31,
(amount in thousands)	2012	2011
Cash provided by/ (used in):
Operations	$2,008	$2,724
Investing	(1,538)	(450)
Financing	(1,574)	(31)
Effect of exchange rate change in cash	40	2
	$(1,064)	$2,245

Operations

Cash provided by operations was approximately $2.0 million for the three-month period ended March 31, 2012 compared to approximately $2.7 million in the same period of the prior year. The decrease in cash provided by operations was primarily due to faster settlement of current liabilities.

Investing

Cash used in investing activities was approximately $1.5 million for the three-month period ended March 31, 2012 compared to approximately $450,000 in the same period of the prior year. The increase in cash used in investing activities was mainly a result of the capital expenditures related to the construction of Dreamworld Casino (Pailin) and the Sokha Project, as well purchase of more EGMs and related systems in the three-month period of ended March 31, 2012.

Financing

Cash used in financing activities was approximately $1.6 million for the three-month period ended March 31, 2012 compared to approximately $31,000 in the same period of the prior year. The increase was primarily a result of repayments of the notes payable to EGT Entertainment Holding (see Note 14), as principal repayments began in July 2011.

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

Allowance for Doubtful Accounts Receivable

As of March 31, 2012, we had net accounts receivable of approximately $2.1 million, representing 5% of our total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowance to aged account balances. Revenue is recognized on a cash basis for customers with doubtful accounts receivable. Our allowance for doubtful accounts receivable was approximately $39,000 as of March 31, 2012 and December 31, 2011.

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

Electronic Gaming Machines (EGMs) and Systems, Property and Equipment and Assets Held for Sale

As of March 31, 2012, we had EGMs and systems, property and equipment and assets held for sale of approximately $11.9 million, representing 28% of our total assets. We depreciate EGMs and systems, property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as the current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require a change in the estimated useful lives of such assets.

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

Intangible Assets, including Goodwill and Casino Contracts

As of March 31, 2012, we had intangible assets, including goodwill and casino contracts of $11.3 million, representing 26% of our total assets.

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

As of March 31, 2012, we had casino contracts and gaming operating agreement of $10.8 million, representing 96% of our total intangible assets. The fair value of our casino contracts and gaming operation agreement was estimated using a form of the income approach known as the excess earnings method, excess earnings were discounted to present value at rates commensurate with our capital structure and the prevailing borrowing rates within the industry in general. Determining the fair value of the casino contracts and gaming operation agreement is judgmental in nature and requires the use of significant estimates and assumptions, including revenue, operating expenses, growth rates, discount rates and future market conditions, among others. Future changes to our estimates and assumptions based upon changes in macro-economic factors, operating results or management’s intentions may result in future changes to the fair value of the casino contracts and gaming operation agreement.

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

Stock-based compensation expense totaled approximately $265,000 and $223,000 for the three-month periods ended March 31, 2012 and 2011, respectively, in the accompanying consolidated statements of operations.

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

We recorded a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Management will reassess the realization of deferred tax assets based on the applicable accounting standards for income taxes each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that the deferred tax assets are realizable, we will be able to reduce the valuation allowance. For valuation allowance related to deferred tax assets generated prior to Quasi-Reorganization, which was effected on December 31, 2010, reductions in the valuation allowance will be recorded directly in equity.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the tax treatment is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is “more-likely-than-not” that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. We recognize interest and penalties, if any, related to unrecognized tax benefits in the provision of income taxes in the statements of comprehensive income.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.    Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6.            Exhibits

Exhibit No.	Description	Method of Filing

10.1	Restricted Stock Agreement between Registrant and Clarence Chung dated as of January 3, 2012 *	Filed as an Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on January 5, 2012

10.2	Machines Operation and Participation Agreement dated April 2, 2012 between the Registrant and Mr. Kok An, a Cambodian individual and Crown Resorts Co., Ltd	Filed as an Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on April 5, 2012

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS**	XBRL Instance Document	Filed electronically herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

*  Indicates management compensatory plan, contract or arrangement.

**Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

***Certain portions of the exhibit have been omitted pursuant to Registrant’s confidential treatment request filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.  The omitted text has been filed separately with the Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	May 15, 2012	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	May 15, 2012	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Chief Accounting Officer