Form 10-Q
period 2012-06-30
Entertainment Gaming Asia Inc.
filed 2012-08-14
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 1, 2012, 29,924,528 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,849	$12,759
Accounts receivable, net	1,806	2,691
Other receivables	197	114
Inventories	1,789	1,894
Prepaid expenses and other current assets	529	841
Total current assets	16,170	18,299

Gaming equipment, net	8,032	8,889
Casino contracts	9,176	10,340
Property and equipment, net	4,611	2,558
Goodwill	357	357
Intangible assets, net	1,343	1,227
Contract amendment fees	396	450
Deferred tax assets	91	91
Prepaids, deposits and other assets	2,753	1,893
Total assets	$42,929	$44,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$781	$1,316
Amounts due to a related party	—	14
Accrued expenses	1,802	2,228
Income tax payable	22	68
Notes payable to a related party	3,144	6,211
Capital lease obligations	223	322
Customer deposits and other current liabilities	1,086	357
Total current liabilities	7,058	10,516

Other liabilities	1,031	869
Deferred tax liability	208	207
Total liabilities	8,297	11,592

Stockholders’ equity:
Common stock, $.001 par value, 75,000,000 shares authorized; 29,924,528 and 29,709,848 shares issued and outstanding	30	30
Additional paid-in-capital	31,865	31,280
Accumulated other comprehensive income	638	559
Retained earnings since January 1, 2011 ($386.1 million accumulated deficit eliminated upon Quasi-Reorganization)	2,098	642
Total EGT stockholders’ equity	34,631	32,511
Non-controlling interest	1	1
Total stockholders’ equity	34,632	32,512
Total liabilities and stockholders’ equity	$42,929	$44,104

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(amounts in thousands, except per share data)

(Unaudited)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2012	2011	2012	2011
Revenues:
Gaming, gross	$5,198	$4,553	$10,154	$8,718
Less: promotional allowances	—	—	—	—
Gaming, net	5,198	4,553	10,154	8,718
Other products	2,407	2,165	4,533	4,235
Total Revenues	7,605	6,718	14,687	12,953

Operating costs and expenses:
Cost of gaming
Gaming equipment depreciation	1,180	1,197	2,289	2,387
Casino contract amortization	615	607	1,230	1,225
Other gaming related intangibles amortization	63	—	126	—
Other operating costs	950	287	1,474	569
Cost of other products	2,253	1,898	4,259	3,662
Selling, general and administrative expenses	1,637	1,169	3,222	2,368
Stock-based compensation expenses	287	799	552	1,022
(Gain)/loss on dispositions	(17)	152	(29)	152
Impairment of assets	71	—	71	—
Product development expenses	86	133	186	213
Depreciation and amortization	59	29	90	60
Total operating costs and expenses	7,184	6,271	13,470	11,658

Income from operations	421	447	1,217	1,295

Other income/(expense):
Interest expense and finance fees	(36)	(106)	(89)	(200)
Interest income	14	18	26	41
Foreign currency gains/(losses)	25	(17)	214	(24)
Other	95	67	177	127
Total other income/(expense)	98	(38)	328	(56)

Income before income tax	519	409	1,545	1,239

Income tax expense	(35)	(102)	(89)	(240)

Net income	$484	$307	$1,456	$999
Less: net income attributable to non-controlling interest	—	—	—	—
Net income attributable to EGT stockholders	$484	$307	$1,456	$999

Earnings per share:
Basic	$0.02	$0.01	$0.05	$0.03
Diluted	$0.02	$0.01	$0.05	$0.03

Weighted average common shares outstanding
Basic	29,918	29,517	29,909	29,284
Diluted	31,329	30,097	30,717	29,935

Other comprehensive income, net of tax
Foreign currency translation adjustments	29	48	80	151
Comprehensive income	$513	$355	$1,536	$1,150
Less: Comprehensive income attributable to non controlling interest	—	—	—	—
Comprehensive income attributable to EGT stockholders	$513	$355	$1,536	$1,150

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six-Month Periods Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,456	$999
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	—	71
Foreign currency (gains)/losses	(236)	24
Depreciation of gaming equipment and property and equipment	2,462	2,543
Amortization of casino contracts	1,230	1,225
Amortization of intangible assets	140	12
Amortization of contract amendment fees	54	54
Stock-based compensation expenses	552	1,022
(Gain)/loss on disposition of assets	(29)	152
Impairment of assets	71	—
Provision for bad debt expenses	—	56
Changes in operating assets and liabilities:
Accounts receivable and other receivables	829	591
Inventories	105	(795)
Prepaid expenses and other current assets	282	334
Prepaids, deposits and other assets	(847)	(622)
Accounts payable	(536)	(322)
Amount due to a related party	(14)	—
Income tax payable	22	140
Accrued expenses and other current liabilities	(266)	(525)
Customer deposits and others	676	17
Net cash provided by operating activities	5,951	4,976

Cash flows from investing activities:
Construction/purchase of property and equipment	(2,125)	(234)
Purchase of electronic gaming machines and systems	(1,267)	(657)
Acquisition of technical know-how	(254)	—
Addition of project costs	(223)	(255)
Proceeds from sale of gaming equipment, property and equipment	71	46
Net cash used in investing activities	(3,798)	(1,100)

Cash flows from financing activities:
Repayment of short-term debt and leases	(98)	(84)
Repayment of notes payable	(3,067)	—
Exercise of stock options	9	26
Net cash used in financing activities	(3,156)	(58)

Effect of exchange rate changes on cash	93	(20)
(Decrease)/increase in cash and cash equivalents	(910)	3,798
Cash and cash equivalents at beginning of period	12,759	10,217
Cash and cash equivalents at end of period	$11,849	$14,015

Supplemental disclosure of cash flow information
Interest paid	$110	$229
Income tax paid	$67	$29

Non-cash financing activities:
Issuance of restricted/performance stock	$179	$672

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies

The principal business activities of Entertainment Gaming Asia Inc., a Nevada Corporation (the “Company”), are its gaming operations, which include the leasing of its owned electronic gaming machines (EGMs) placed in premier hotels and other venues (slot operations) and the development and operation of casinos and gaming establishments in certain emerging markets in the Indo-China region. Also, through its subsidiary, Dolphin Products Pty Limited, the Company develops, manufactures and distributes high-frequency RFID and traditional non-RFID gaming chips and plaques as well as other plastic component products for several industries.

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

Basis of Presentation

These consolidated financial statements are prepared pursuant to generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012. Certain previously reported amounts have been reclassified to conform to the current period’s presentation.

The Company effected a 1:4 reverse stock split of its common shares as of June 12, 2012. All historical share amounts and share price information presented in the financial statements and notes have been proportionally adjusted to reflect the impact of this reverse stock split, including but not limited to basic and diluted weighted-average shares issued and outstanding.

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

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of June 30, 2012, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $11.6 million.

Accounts Receivable and Allowances for Doubtful Accounts

Accounts receivable are stated at face value less any allowances for doubtful accounts. Allowances for doubtful accounts are maintained at levels determined by Company management to adequately provide for uncollectible amounts. In determining the estimated uncollectable amounts, the Company evaluates a combination of factors, including, but not limited to, activity in the related market, financial condition of customers, specific customer collection experience and history of write-offs and collections. Interest income is imposed on overdue accounts receivable after the Company evaluates a combination of factors, including but not limited to, customer collection experiences, customer relationships and contract terms. Accounts receivable balances are written off after all collection efforts have been exhausted.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. Impairment charges of $71,000 were recognized for long-lived assets for the three-month and six-month periods ended June 30, 2012. There were no impairment charges for long-lived assets for the three-month and six-month periods ended June 30, 2011.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid leases, prepaid value-added taxes in foreign countries, and restricted deposits as lease security. The Company had restricted deposits in the amounts of $324,000 and $448,000 as of June 30, 2012 and December 31, 2011, respectively, in the form of certificates of deposits as security on leases. Restrictions on $164,000 and $160,000 will be removed in December 2013 and in January 2014, respectively upon termination of the operating leases.

Gaming Equipment

Gaming equipment consist primarily of electronic gaming machines (EGMs) and systems. EGMs and systems are stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $1.2 million and $1.2 million and $2.3 million and $2.4 million were included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to twenty years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period as long as renewal is reasonably assured. Depreciation of property and equipment of approximately $48,000 and $58,000 and $95,000 and $108,000 were included in cost of operations (other products) in the consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, respectively.

Intangible Assets, Including Goodwill and Casino Contracts

Intangible assets consist of patents, trademarks, gaming operation agreement, technical know-how, casino contracts and goodwill. Intangibles assets other than goodwill are amortized on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which ranges from four to ten years. The straight-line amortization method is utilized because the Company believes there is no more reliably determinable method of reflecting the pattern for which the economic benefits of the intangible assets are consumed or otherwise used.

Amortization expenses related to casino contracts were approximately $615,000 and $607,000 and $1.2 million and $1.2 million for the three-month and six-month periods ended June 30, 2012 and 2011, respectively. Amortization expenses related to other gaming related intangibles were approximately $63,000 and $NIL and $126,000 and $NIL for the three-month and six-month periods ended June 30, 2012 and 2011, respectively. The amounts were accounted for as cost of gaming operations. Amortization expenses related to technical know-how were approximately $2,000 and $NIL and $2,000 and $NIL for the three-month and six-month periods ended June 30, 2012 and 2011, respectively. The amounts were accounted for as cost of other products. Amortization expenses related to patents and trademarks were approximately $6,000 and $6,000 and $12,000 and $12,000 for the three-month and six-month periods ended June 30, 2012 and 2011, respectively. The amounts were accounted for as selling, general and administrative expenses.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests Goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the three-month and six-month periods ended June 30, 2012 and 2011, respectively.

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

Gaming Revenue and Promotional Allowances

The Company earns recurring gaming revenue from its slot and casino operations.

For slot operations, the Company earns recurring gaming revenue by providing customers with EGMs and casino management systems which track game performance and provide statistics on installed EGMs owned by the Company and leased to venue owners. Revenues are recognized on the contractual terms of the slot agreements between the Company and the venue owners and are based on the Company’s share of net winnings, net of customer incentives and commitment fees.

Revenues are recognized as earned with the exception of one of the Company’s venues in which revenues are recognized when the payment for net winnings are received as the collections from this venue are not yet reasonably assured.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are also capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fees balances related to contract amendments of approximately $396,000 and $450,000 as of June 30, 2012 and December 31, 2011, respectively.

For casino operations, the Company’s revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession, if there are any. Cash discounts, other cash incentives related to casino play and commissions rebated through junkets to customers, if there are any, are recorded as a reduction to casino revenue. Consequently, the Company’s casino revenues are reduced by discounts and commissions.

The Company does not accrue a jackpot liability for slot machine base and progressive jackpots (i.e. “jackpots”) because the Company can avoid payment of such amounts, as regulations permit removal of gaming machines from the gaming floor without payment of the jackpots.

Promotional allowances represent goods and services, which would be accounted for as revenue if sold, that a casino gives to customers as an inducement to gamble at that establishment such as food and beverages. The Company includes the retail value of promotional allowances in gross revenues, and deducts it from gross revenues to reach net revenues on the face of the income statements.

Other Products Sales

The Company recognizes revenue from the sale of its products to end users upon shipment against customer contracts or purchase orders. The Company recognizes revenue from its sales to independent distributors upon shipments to the distributors against distributor contracts or purchase orders for products.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 13 for additional information relating to stock-based compensation assumptions. Stock-based compensation expense totaled approximately $287,000 and $799,000 and $552,000 and $1.0 million for the three-month and six-month periods ended June 30, 2012 and 2011, respectively.

Product Development

Product development expenses are charged to expense as incurred. Employee-related costs associated with product development are included in product development expenses. Product development expenses were approximately $86,000 and $133,000 and $186,000 and $213,000 for the three-month and six-month periods ended June 30, 2012 and 2011, respectively. The decrease was primarily a result of decreased new product development activities for the other products division, specifically for gaming chips and plaques.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in the statements of comprehensive income.

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

Earnings Per Share

Basic earnings per share are computed by dividing the reported net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options and restricted shares during the period. The computation of diluted earnings per share excludes the impact of stock options and restricted shares that are anti-dilutive.

Foreign Currency Translations and Transactions

The functional currency of the Company’s international subsidiaries, except for its operations in Cambodia whose functional currency is also US dollars, is generally the local currency. For these subsidiaries, the Company translates the assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income within stockholders’ equity. Gains and losses resulting from transactions in non-functional currencies are recorded in the statements of comprehensive income.

Below is a summary of closing exchange rates as of June 30, 2012 and December 31, 2011, and average exchange rates for the three-month and six-month periods ended June 30, 2012 and 2011, respectively.

($1 to foreign currency)	June 30, 2012	December 31, 2011
Australian Dollar	0.98	0.98
Philippine Peso	42.28	43.71
Hong Kong Dollar	7.76	7.77

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
($1 to foreign currency)	2012	2011	2012	2011
Australian Dollar	0.99	0.94	0.97	0.97
Philippine Peso	42.78	43.22	42.91	43.51
Hong Kong Dollar	7.76	7.78	7.76	7.78

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

As of June 30, 2012, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Note 2.	Segments

The Company currently conducts business in two operating segments: (i) gaming operations, which include slot and casino operations; and (ii) other products operations, which consist of the design, manufacture and distribution of gaming chips and plaques and other plastic products. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2012	2011	2012	2011
Revenues:
Gaming operations	$5,198	$4,553	$10,154	$8,718
Other products operations	2,407	2,165	4,533	4,235
Total revenues	$7,605	$6,718	$14,687	$12,953

Operating income:
Gaming operations gross margin(1)	$2,319	$2,462	$4,964	$4,537
Other products operations gross margin	154	267	274	573
Corporate and other operating costs and expenses	(2,052)	(2,282)	(4,021)	(3,815)
Total operating income	$421	$447	$1,217	$1,295

Depreciation and amortization:
Gaming operations	$1,900	$1,804	$3,700	$3,612
Other products operations	58	63	113	119
Corporate	9	24	19	49
Total depreciation and amortization	$1,967	$1,891	$3,832	$3,780

(1)	Gaming operations gross margin calculation included cost of gaming and impairment of assets.

Geographic segment revenues for the three-month and six-month periods ended June 30, 2012 and 2011 are as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2012	2011	2012	2011
Cambodia	$4,192	$3,716	$8,376	$7,077
Macau	454	192	670	257
Philippines	1,006	837	2,070	1,641
Other Asian countries	197	218	386	401
Australia	1,588	1,436	2,818	3,033
Europe	164	207	332	381
Other	4	112	35	163
	$7,605	$6,718	$14,687	$12,953

For the three-month and six-month periods ended June 30, 2012 and 2011, in the gaming segment, the largest customer represented 80% and 81% and 79% and 80%, respectively, of total gaming revenue. For the three-month and six-month periods ended June 30, 2012 and 2011, in the other products segment, the largest customer represented 18% and 25% and 15% and 22%, respectively, of total other products sales.

Note 3.	Inventories

Inventories consisted of the following:

(amounts in thousands)	June 30, 2012	December 31, 2011
	(Unaudited)
Raw materials	$1,184	$1,370
Finished goods	359	377
Spare parts	132	147
Casino inventory	114	—
	$1,789	$1,894

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(amounts in thousands)	June 30, 2012	December 31, 2011
	(Unaudited)
Prepayments to suppliers	$490	$528
Deposits on EGM orders	—	121
Restricted cash	—	123
Other	39	69
	$529	$841

Note 5.	Receivables

Accounts and other receivables consisted of the following:

(amounts in thousands)	June 30, 2012	December 31, 2011
	(Unaudited)
Trade accounts	$1,845	$2,730
Other	197	114
	2,042	2,844
Less: allowance for doubtful accounts	(39)	(39)
Net	$2,003	$2,805

Note 6.	Gaming Equipment

Gaming equipment are stated at cost.

The major categories of gaming equipment and accumulated depreciation consisted of the following:

	Useful Life
(amounts in thousands)	(years)	June 30, 2012	December 31, 2011
		(Unaudited)
EGMs	3-5	$12,829	$12,116
Systems	5	1,047	1,008
Other gaming equipment	3-5	124	—
		14,000	13,124
Less: accumulated depreciation		(5,968)	(4,235)
		$8,032	$8,889

Depreciation expenses for the three-month and six-month periods ended June 30, 2012 and 2011 were approximately $1.2 million and $1.2 million and $2.3 million and $2.4 million, respectively, which were recorded in cost of gaming in the consolidated statements of comprehensive income.

Note 7.	Property and Equipment

Property and equipment consisted of the following:

	Useful Life
(amounts in thousands)	(years)	June 30, 2012	December 31, 2011
		(Unaudited)
Equipment, vehicles, furniture and fixtures	3-10	$1,856	$1,246
Land and building	20	2,484	830
Leasehold improvements	1-2	148	72
Construction in progress	N/A	611	724
		5,099	2,872
Less: accumulated depreciation		(488)	(314)
		$4,611	$2,558

Note 8.	Intangible Assets, including Goodwill and Casino Contracts

Intangible assets consisted of the following:

	Useful Life
(amounts in thousands)	(years)	June 30, 2012	December 31, 2011
		(Unaudited)
Gaming operation agreement	4-5	$1,175	$1,173
Less: accumulated amortization		(188)	(62)

Goodwill	N/A	357	357

Patents	5-6	114	114
Less: accumulated amortization		(31)	(21)

Trademarks	5-9	26	26
Less: accumulated amortization		(5)	(3)

Technical know-how	10	254	—
Less: accumulated amortization		(2)	—

Casino contracts	5-6	12,873	12,790
Less: accumulated amortization		(3,697)	(2,450)
		$10,876	$11,924

Amortization expenses for finite-lived intangible assets were approximately $686,000 and $613,000 and $1.4 million and $1.2 million for the three-month and six-month periods ended June 30, 2012 and 2011, respectively.

Note 9.	Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

(amounts in thousands)	June 30, 2012	December 31, 2011
	(Unaudited)
Restricted cash	$324	$325
Prepaid taxes	855	752
Prepaid leases	767	786
Prepayments to suppliers	429	—
Deposits on EGM orders	149	—
Rental, utilities and other deposits	229	30
	$2,753	$1,893

As of June 30, 2012, prepaid leases consisted of land lease prepayments of approximately $238,000 and $529,000 for the casino projects located in the respective Cambodian provinces of Kampot and Pailin.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

(amounts in thousands)	June 30, 2012	December 31, 2011
	(Unaudited)
Payroll and related costs	$527	$968
Legal, accounting and tax	295	254
Accrued tax expenses	654	625
Marketing expenses	29	41
Other	297	340
	$1,802	$2,228

Note 11.	Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following:

(amounts in thousands)	June 30, 2012	December 31, 2011
	(Unaudited)
Notes payable to a related party at interest of 5%	$3,144	$6,211
Capital lease obligations to an Australian bank at various interest rates and collateralized by equipment	223	322
	$3,367	$6,533

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

On May 25, 2010, the Company entered into a third amendment (“Third Amendment”) to the Facility Agreement with EGT Entertainment Holding, pursuant to which the payment schedule of the Outstanding Principal Balance and the interest accrued thereon were further restructured in the following manner: (i) the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of approximately $458,000 to be paid by the Company in a lump sum payment on July 1, 2010; (ii)  on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company was to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (iii)  the Company is to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid total principal and interest of approximately $1.5 million and $46,000 and $3.1 million and $110,000, respectively, for the three-month and six-month periods ended June 30, 2012 to EGT Entertainment Holding (See Note 14). Interest expenses capitalized during the three-month and six-month periods ended June 30, 2012 and 2011 was approximately $10,000 and $6,000 and $23,000 and $29,000, respectively.

In 2006, the Company entered into a capital lease agreement for four injection molding machines with auxiliary equipment. The lease has a six-year term and the machines will be fully owned on final payment at the end of the contract term. The molding machine lease was capitalized at the present value of the future minimum lease payments at lease inception. As of June 30, 2012, the capital lease balance is approximately $223,000, which will be fully settled in 2012.

The cost and accumulated depreciation of property and equipment leased under capital lease arrangements was approximately $187,000 and $54,000, respectively as of June 30, 2012. Depreciation expense was approximately $9,000 and $17,000 for the three-month and six-month periods ended June 30, 2012. The cost and accumulated depreciation of property and equipment leased under capital lease arrangements was approximately $187,000 and $37,000, respectively as of December 31, 2011.

Note 12.	Other Liabilities

Other liabilities consisted of the following:

(amounts in thousands)	June 30, 2012	December 31, 2011
	(Unaudited)
Other tax liabilities	$524	$477
Provision for long service leave	326	292
Others	181	100
	$1,031	$869

Note 13.	Stock-Based Compensation

Options

The Company effected a 1:4 reverse stock split of its common shares as of June 12, 2012. All historical share amounts and share price information presented in this Note 13 have been proportionally adjusted to reflect the impact of this reverse stock split.

At the annual shareholders meeting held on September 8, 2008, a new stock option plan, the “2008 Stock Incentive Plan” (the “2008 Plan”), was voted on and became effective on January 1, 2009, which replaced two previous plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Stock Option Plans”), thereby terminating both of the Stock Option Plans on December 31, 2008.

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

The maximum number of shares reserved for issuance under the 2008 Plan was originally 1,250,000, and in July 2010 the Company’s shareholders approved an increase in the number of shares reserved for issuance to 2,500,000.  The exercise price shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, in which case the exercise price shall then be 110% of the fair market value. The outstanding stock options generally vest over three years and have ten-year contractual terms.

During the six-month period ended June 30, 2012, stock options for the purchase of 275,000 shares of common stock were granted with a weighted average exercise price of $0.924 and weighted average fair value of $0.76 (2011: $1.40) per share and will vest from six-month and one day periods to three-year periods. During the six-month period ended June 30, 2012, 194,805 shares of restricted stock awards with a fair value of $0.92 per share were issued. The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of any changes in the assessment of probabilities.

During the six-month period ended June 30, 2012, 19,167 shares of outstanding stock options were exercised.

Prior to January 1, 2009, the Company had two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Previous Stock Option Plans”), through which 3,750,000 shares and 75,000 shares were authorized, respectively.  Both Previous Stock Option Plans expired on December 31, 2008, however, options granted under the Previous Stock Option Plans that were outstanding as of the date of termination remain outstanding and subject to termination according to their terms.

As of June 30, 2012, stock options for the purchase of 936,864 and 22,550 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of June 30, 2012, there were no outstanding non-plan options to purchase common stock. All previously granted non-plan options were expired by June 30, 2012. The non-plan options were issued to certain employees and non-employees of EGT Entertainment Holding as approved by our stockholders in September 2007 pursuant to the initial closing of the transactions under the Securities Purchase and Product Participation Agreement dated June 12, 2007 between us and EGT Entertainment Holding.

As of June 30, 2012, stock options for the purchase of 1,872,508 shares of common stock were outstanding under the 2008 Plan. Options granted under the 2008 Plan to purchase an aggregate of 354,653 shares of common stock contain provisions that prohibit the exercise of such options unless and until the number of shares of common stock that may be issued under the 2008 Plan has been increased in accordance with Section 711 of the NYSE MKT Company Guide by at least 354,653.

As of June 30, 2012, 2,077,755 stock options were exercisable with a weighted average exercise price of $2.45, a weighted average fair value of $0.78 and an aggregate intrinsic value of approximately $3.5 million. The total fair value of shares vested during the six-month period ended June 30, 2012 was approximately $573,000.

A summary of all current and expired plans as of June 30, 2012 and changes during the period then ended are presented in the following tables:

Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2011	3,148,321	$3.90	5.40	$1,212
Granted	275,000	0.92	—	538
Exercised	(19,167)	0.47	—	42
Forfeited or expired	(572,232)	11.43	—	—
Outstanding as of June 30, 2012	2,831,922	2.12	6.35	4,799
Exercisable as of June 30, 2012	2,077,755	2.45	5.43	3,545

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2011	—	$—	—
Granted	194,805	0.92	—
Vested (1)	(97,403)	0.92	—
Unvested balance as of June 30, 2012	97,402	$0.92	0.5

(1)	Vested shares included 97,403 shares of restricted common stock issued in 2012 for which final vesting is pending for approval by the Company’s Compensation Committee.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the six-month periods ended June 30, 2012 and 2011:

	Six-Month Periods Ended June 30,
	2012		2011
Range of values:	Low	High	Low	High
Expected volatility	90.32%	127.83%	173.32%	174.40%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.02	3.73	9.85
Risk free rate	0.63%	1.95%	1.32%	3.43%

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

Warrants

All previously issued warrants were expired by December 31, 2011. There were no warrants granted during the six-month period ended June 30, 2012.

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

Subsequent to its origination, the Facility Agreement has been amended three times, mostly recently on May 25, 2010 on which date the Company entered into Amendment No.3 to the Facility Agreement with EGT Entertainment Holding (the “Third Amendment”), pursuant to which the Company issued a new note (the “Third Amended Note) to replace the previous terms.  Under the payment schedule of the Third Amended Note, the outstanding principal balance of $9.2 million and the interest accrued thereon were restructured in the following manner: (a)  the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of $458,000 to be paid by us in a lump sum payment on July 1, 2010; (b) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (c)  the Company to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid total principal and interest of approximately $1.5 million and $ 46,000 and $3.1 million and $110,000, respectively to EGT Entertainment Holding for the three-month and six-month periods ended June 30, 2012.

As of June 30, 2012, the notes payable to EGT Entertainment Holding had outstanding principal amounts and additional accrued interest totaling approximately $3.1 million and $NIL, respectively (see Note 11).

Effective January 1, 2010, the Company began sub-leasing office space from Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of the Company’s principal shareholder, EGT Entertainment Holding.

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2012	2011	2012	2011
EGT Entertainment Holding
Principal and interest payments	$1,588	$115	$3,177	$229

Melco Crown Gaming (Macau) Limited
Trade sales of gaming products	$(456)	$(260)	$(615)	$(327)

Melco Services Limited
Technical services	$8	$9	$15	$17
Office rental	38	36	75	72

Note 15.           Income Taxes

The Company recorded income tax expense of approximately $35,000 and $102,000 and $89,000 and $240,000 for the three-month and six-month periods ended June 30, 2012 and 2011, respectively. The Company’s effective income tax rates were 6.7% and 24.9% and 5.8% and 19.4% for the three-month and six-month periods ended June 30, 2012 and 2011, respectively. EGT Cambodia is tax exempt, paying a fixed monthly tax rather than a tax on income. The change in effective tax rate was mainly due to an increase in EGT Cambodia’s pre-tax income in proportion to consolidated pre-tax income. The Company recorded additional unrecognized tax benefit for the three-month period ended June 30, 2012, which was mainly related to withholding tax on inter-company loans provided to the Company’s foreign subsidiaries. The unrecognized tax benefit is likely to change in the next twelve months; however, the change cannot be reasonably estimated at the present time.  The Company is subject to income tax examinations by tax authorities from 2005 through the present period in jurisdictions in which we operate. Currently, the U.S. Internal Revenue Service is conducting an audit of the 2008 and 2009 tax returns in the United States and has proposed some adjustments including a downward adjustment of the Company’s net operating losses (NOLs). The Company disagrees with the proposed adjustments and plans to appeal the decision. However, the Company’s NOLs have been fully reserved and it believes that no matter what the outcome of the appeals process with the U.S. Internal Revenue Service, there will be no impact on the consolidated statements of comprehensive income. In case the Company’s NOLs are utilized, it will impact equity accounts on the consolidated balance sheets. The Company’s NOLs, if preserved, are expected to offset against taxable income received by the Company’s U.S. entity from non-U.S. entities.

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

The Complaint alleges claims related to disclosures concerning the Company’s electronic gaming machine participation business (the “Slot Business”), including but not limited to the alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, violations of Nevada Revised Statutes Sections 90.580(e) and 90.660(3), breach of fiduciary duty, and negligent misrepresentations.  The Plaintiffs allege that the Company and certain other defendants made false and misleading statements about the Slot Business in filings with the SEC, press releases, and other industry and investor conferences and meetings during the period from June 13, 2007 to August 13, 2008 and that the Plaintiffs then purchased the securities at the inflated prices and later suffered economic losses when the price of the Company’s securities decreased.

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

Note 17.           Earnings Per Share

The Company effected a 1:4 reverse stock split of its common shares as of June 12, 2012. All historical share amounts and earnings per share information presented in this Note 17 have been proportionally adjusted to reflect the impact of this reverse stock split.

Computation of the basic and diluted earnings per share consisted of the following:

	Three-Month Periods Ended June 30,
	2012			2011
(amounts in thousands)	Income	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net income attributable to equity shareholders	$484	29,918	$0.02	$307	29,517	$0.01
Effect of dilutive securities
Dilutive options	—	1,411		—	580
Diluted
Net income attributable to equity shareholders plus assumed conversion	$484	31,329	$0.02	$307	30,097	$0.01

	Six-Month Periods Ended June 30,
	2012			2011
(amounts in thousands)	Income	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net income attributable to equity shareholders	$1,456	29,909	$0.05	$999	29,284	$0.03
Effect of dilutive securities
Dilutive options	—	808		—	651
Diluted
Net income attributable to equity shareholders plus assumed conversion	$1,456	30,717	$0.05	$999	29,935	$0.03

For the three-month period ended June 30, 2012, outstanding stock options of 952,548 shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive. For the three-month period ended June 30, 2011, outstanding stock options of 1,800,592 shares of common stock and outstanding warrants of 375,000 shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

For the six-month period ended June 30, 2012, outstanding stock options of 1,856,921 shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive. For the six-month period ended June 30, 2011, outstanding stock options of 1,800,592 shares of common stock and outstanding warrants of 375,000 shares of common stock were excluded from the calculation of dilutive earnings per share as their effect would be anti-dilutive.

Note 18.           Subsequent Events

At the annual shareholders meeting held on July 13, 2012, the Company’s shareholders approved the amendment of the “2008 Stock Incentive Plan” (the “2008 Plan”) to increase the maximum number of shares reserved for issuance from 2,500,000 to 3,750,000. With the increase, provisions that prohibit the exercise of options granted under the 2008 Plan to purchase an aggregate of 354,653 shares of common stock as of June 30, 2012 have been waived in accordance with Section 711 of the NYSE MKT Company Guide.

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

On June 12, 2012, we effected a 1-for-4 reverse stock split of our common stock and corresponding decrease in the number of authorized shares of common stock. All historical share amounts and share information presented in the financial statements and notes have been proportionally adjusted to reflect the impact of this reverse stock split, including but not limited to basic and diluted weighted-average shares issued and outstanding. Certain reclassifications have been made to the prior periods' financial statements to conform to the current period's presentation.

Overview

Over the last several years we have successfully refocused our business model and streamlined our cost structure. This has provided us with a solid base from which to expand and grow our gaming operations in our target markets in Asia.

Our primary focus is our gaming operations, which entail our slot operations (previously referred to as participation operations) in Cambodia and the Philippines and the development and operation of regional style casinos and gaming venues under our Dreamworld brand in certain markets within Indo-China.

Given our casino operations are in their infancy, revenue from our gaming operations is presently principally comprised of our slot operations, which involve the leasing of electronic gaming machines (EGMs) on a revenue sharing basis to gaming establishments. We identify and secure venues for the placement of EGMs and casino management systems where warranted, which track game performance and provide statistics on each installed EGM owned and leased by us. We contract with the venue owners or operators for the placement of the EGMs on a revenue sharing basis. In addition, we acquire and install the EGMs and other gaming systems and peripherals at the relevant gaming venues.

As of June 30, 2012, our slot operations were located in two countries, Cambodia and the Philippines, and totaled 1,441 EGM seats in operation in seven venues. In Cambodia, we had a total of 818 EGM seats in operation in three venues. In the Philippines, we had a total of 623 EGM seats in operation in four venues. Due to our ongoing efforts to improve the returns for our slot operations, we have refined our operating machine base to focus on those venues with the greatest potential. As a result, during the second quarter of 2012 we opted not to renew one contract in the Philippines with 130 EGM seats. During the month of July 2012, we terminated two contracts, one in Cambodia and one in the Philippines, with a combined total of 102 EGM seats as these venues were not performing up to our expectations. There were minimal costs associated with the termination of these above mentioned contracts and it is expected the loss of these operations will not have a meaningful impact on future revenue. Approximately 84 of the EGM seats from the above mentioned terminated contracts have been redeployed to other higher potential venues. As a result, as of August 1, 2012, our slot operations totaled 1,407 EGM seats in five venues, of which 826 EGM seats were in Cambodia in two venues and 581 EGM seats were in the Philippines in three venues.

In Cambodia, our slot operations largely focus on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918). NagaWorld is a premier luxury destination gaming resort and the only licensed full service casino in a designated area around the capital city of Phnom Penh. Our slot operations at NagaWorld, which entail 670 EGM seats placed in prime locations in the casino hotel, have provided us with strong growth in slot revenue and cash flow.

In addition, we recently expanded our slot operations in Cambodia at Thansur Bokor Highland Resort, a new casino resort developed by leading Cambodian hotelier, Sokha Hotels and Resorts. Thansur Bokor Highland Resort is located in a tourist area of the Kampot Province. The official opening of the resort was in May 2012. However, portions of the initial phase including the VIP gaming areas and entertainment complex are not yet complete. Under the terms of the agreement, we have the ability to place up to 250 EGM seats and jointly manage these slot operations in the resort. This strategic project expands our gaming operations in the Indo-China region with a prominent new partner and is anticipated to be a meaningful contributor to earnings once the facility is fully operational and the owner has implemented its broader marketing programs.

In the Philippines, our slot operations continued to post solid revenue growth despite a reduction in the machine base. We attribute this to our strategic efforts to enhance our operating performance and improve net wins in this market. These efforts include: implementing, with the support of our venue owner partners, targeted marketing programs; the redeployment, when possible, of our gaming assets from lower to higher performing venues in the market; and greater overall revenue sharing in this market due to our acquisition of a higher revenue sharing interest in one of our most promising venues in October 2011.

With regard to our other products segment, over the last several years we have made a strategic shift in focus of this division towards the higher-margin gaming chips and plaques side of the operation. We posted solid improvement in sales of our gaming chips and plaques for the three-month period ended June 30, 2012 compared to the prior year period due to higher customer reorders in our core markets of Australia and Asia. Further, we have secured a sizeable new order in excess of $2.0 million from an existing customer, which we expect to deliver in the third quarter of 2012. We are focused on continuing to derive greater value from these operations which feature a wide range of product offerings with state of the art security features. With continued focus on marketing and investment in expanding our product offerings and production capacity, we believe we are better positioned to capitalize on the future growth opportunities for gaming chips and plaques in our target markets. While these efforts are expected to improve revenue and gross profit for these operations over the long-term, they are not anticipated to minimize the normal fluctuation in quarterly sales flow of this business segment.

We achieved solid revenue growth for the second quarter of 2012 compared to the prior year period. Our consolidated revenue for the three-month period ended June 30, 2012 was approximately $7.6 million, of which revenue from our gaming and other products operations comprised 68.3% and 31.7%, respectively, of consolidated revenue. This compares to consolidated revenue of approximately $6.7 million for the three-month period ended June 30, 2011, of which revenue from our gaming and other products operations comprised 67.8% and 32.2%, respectively, of consolidated revenue.

Revenue from our gaming operations for the three-month period ended June 30, 2012 was approximately $5.2 million compared to approximately $4.6 million in the prior year period. Revenues from gaming operations during the three-month period ended June 30, 2012 included approximately $213,000 of casino revenue from Dreamworld Casino (Pailin), our first casino development project which opened on May 9, 2012. Gross margin for our gaming operations declined to 46.0% in the three-month period ended June 30, 2012 compared to 54.1% in the prior year period. The decline was the result of higher costs associated with the start-up and general operating expenses for the new casino operations as it is early in the ramp up period.

Cash flow provided by operations was approximately $3.9 million for the three-month period ended June 30, 2012 compared to approximately $2.3 million in the prior year period. The increase was primarily related to better inventory and supplier management and increased customer deposits as a result of higher gaming sales orders. Adjusted EBITDA (as defined below) was approximately $2.8 million for the three-month period ended June 30, 2012 compared to approximately $3.3 million in the prior year period. The decline was principally due to the incremental costs associated with the new casino operations.

Our recurring cash flow from operations along with our established market presence provides us a solid foundation from which to expand our gaming operations to include the development and operation of casinos and gaming clubs under our “Dreamworld” brand in certain emerging gaming markets in Indo-China. We believe this expanded business model will allow us the potential for higher long-term incremental returns on our operations given the ability to collect a greater percentage of the gaming revenue compared to our existing slot contracts. In addition, it provides us greater long-term control over our operations.

We opened our first casino project, Dreamworld Casino (Pailin) located in the Pailin Province of Northwestern Cambodia near the Thailand border in May 2012. We have two other development projects in the pipeline, Dreamworld Club (Poipet), located in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand Border, and Dreamworld Casino (Kampot), located in the Kampot Province of Southwestern Cambodia near the Vietnam border.

Dreamworld Casino (Pailin)

On July 12, 2011, we formed a new company, of which we are the sole owner, to develop and operate Dreamworld Casino (Pailin). Dreamworld Casino (Pailin) is constructed on land leased from a local land owner (the “Pailin Land Owner”) and in consideration the Pailin Land Owner is entitled to receive a fair monthly rental fee and 20% of the profit before depreciation (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the casino’s revenue). The initial lease term is 20 years, which commenced in September 2011 and is subject to renewal by the parties in writing.

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

Dreamworld Casino (Pailin) is still in its infancy. We expedited the opening date in the second quarter of 2012 to fast-track the operation of the casino’s mass market floor and establish our presence in the local market. Our VIP rooms are not yet open. We are early in the ramp up period for mass market floor operations and results are not yet normalized. We are working on a number of initiatives to ramp up the operations including more focused marketing to attract quality players in the surrounding areas and evaluating opportunities to partner with local gaming promoters to open our VIP rooms. By utilizing gaming promoters, we expect to improve high net worth player traffic in the VIP rooms while minimizing the downside risk and volatility as the promoters typically share in wins and losses and assume the credit risk.

Dreamworld Club (Poipet)

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

Based on the current timeline, we expect to open Dreamworld Club (Poipet) in the first quarter of 2013.

Dreamworld Casino (Kampot)

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

We presently intend to open Dreamworld Casino (Kampot) in 2013.

In addition to the above mentioned projects, we continue to selectively pursue additional casino and gaming development projects with a focus on the Indo-China region. However, there is no guarantee we will be successful in signing new projects. In addition, we own a parcel of land with total area of approximately seven acres (30,000 square meters) in the Takeo Province of Cambodia near the Vietnam border and were granted in-principle approval to build and open a casino-hotel in the Takeo Province by the Cambodian government. At the present time, we do not expect to commit significant capital to a hotel-casino project on this land in order to divert our available capital to the development of Dreamworld Club (Poipet) and other ongoing projects, which we believe will offer greater short- and medium-term return potential. Our future development plans for this land will be dependent on our available capital and local market conditions at that time.

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

The following is a schedule summarizing operating results on a consolidated basis and separately by each of our two operating segments, namely, gaming operations and other products, for the three-month and six-month periods ended June 30, 2012 and 2011.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands, except per share data)	2012	2011	2012	2011
Total:
Revenues	$7,605	$6,718	$14,687	$12,953
Gross profit	$2,544	$2,729	$5,309	$5,110
Gross margin percentage	33%	41%	36%	39%
Adjusted EBITDA(1)	$2,849	$3,339	$6,034	$6,352
Operating income	$421	$447	$1,217	$1,295
Net income	$484	$307	$1,456	$999

Earnings per share:
Basic	$0.02	$0.01	$0.05	$0.03
Diluted	$0.02	$0.01	$0.05	$0.03

Weighted average shares outstanding
Basic	29,918	29,517	29,909	29,284
Diluted	31,329	30,097	30,717	29,935

Gaming:
Revenues	$5,198	$4,553	$10,154	$8,718
Gross profit	$2,390	$2,462	$5,035	$4,537
Gross margin percentage	46%	54%	50%	52%

Other products:
Revenues	$2,407	$2,165	$4,533	$4,235
Gross profit	$154	$267	$274	$573
Gross margin percentage	6%	12%	6%	14%

(1)	“Adjusted EBITDA” is earnings before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income/(loss), Adjusted EBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Our calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of EBITDA, as adjusted, to the net income is provided below.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2012	2011	2012	2011
Net income — GAAP	$484	$307	$1,456	$999
Interest expense and finance fees	36	106	89	200
Interest income	(14)	(18)	(26)	(41)
Income tax expenses	35	102	89	240
Depreciation and amortization	1,967	1,891	3,832	3,780
Stock-based compensation expenses	287	799	552	1,022
Impairment of assets	71	—	71	—
(Gain)/Loss on dispositions	(17)	152	(29)	152
EBITDA, as adjusted	$2,849	$3,339	$6,034	$6,352

Total revenues increased approximately $887,000 to $7.6 million for the three-month period ended June 30, 2012 compared to approximately $6.7 million in the same period of the prior year due to revenue increases in both operating segments. Revenue from gaming increased primarily as a result of higher average net win per machine from our slot operations at NagaWorld and incremental revenue from Dreamworld Casino (Pailin), our first casino development project which opened on May 9, 2012. Revenue from other products increased as a result of increased orders from major customers for our gaming chips and plaques.

Gross profit decreased approximately $185,000 to $2.5 million for the three-month period ended June 30, 2012 compared to approximately $2.7 million in the same period of the prior year primarily as a result of higher total gaming expenses related to our new casino operations while there was a comparative lower increase in revenue from gaming operations compared to the prior year period. This decrease was also partially attributable to lower gross profit from our other products operations as a result of strategic pricing of gaming products to one of our customers and negative absorption of fixed production costs due to lower production volumes of non-gaming products.

Operating income decreased approximately $26,000 to $421,000 for the three-month period ended June 30, 2012 compared to approximately $447,000 in the same period of the prior year. The decrease in operating income was primarily the result of lower gross profit from gaming operations and other products sales and higher selling and administrative expenses, which are further discussed below.

Net income increased approximately $177,000 to $484,000 for the three-month period ended June 30, 2012 compared to approximately $307,000 for the same period in the prior year. The increase in net income was primarily the result of higher revenue from gaming operations, lower stock based compensation, research and development, interest expenses and income tax expense, and a gain on assets disposition.

Total revenues increased approximately $1.7 million to $14.7 million for the six-month period ended June 30, 2012 compared to approximately $13.0 million in the same period of the prior year due to revenue increases in both operating segments. Revenue from gaming increased primarily as a result of higher average net win per machine from our slot operations. Revenue from other products increased as a result of increased orders from major gaming chip and plaque customers.

Gross profit increased approximately $199,000 to $5.3 million for the six-month period ended June 30, 2012 compared to approximately $5.1 million in the same period of the prior year primarily as a result of increased overall volumes and an improved mix of gaming compared to other products.

Operating income decreased approximately $78,000 to $1.2 million for the six-month period ended June 30, 2012 compared to approximately $1.3 million in the same period of the prior year. The decrease in operating income was primarily the result of lower gross profit from other products sales and higher selling and administrative expenses, which are further discussed below.

Net income increased approximately $457,000 to $1.5 million for the six-month period ended June 30, 2012 compared to approximately $999,000 for the same period in the prior year. The increase in net income was primarily the result of higher revenue, gross profit from gaming operations and foreign currency gains, lower stock-based compensation, interest expenses and income tax expense and a gain on assets disposition.

Gaming Operations

Revenues from our gaming operations consisted of slot (formerly referred to as participation) and Dreamworld Casino (Pailin) operations.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands, except per unit data)	2012	2011	2012	2011
Net revenue to the Company
Cambodia slot operations	$3,979	$3,717	$7,871	$7,077
Philippines slot operations	1,006	836	2,070	1,641
Net revenue from slot operations	4,985	4,553	9,941	8,718
Dreamworld Casino (Pailin)	213	—	213	—
Consolidated total	$5,198	$4,553	$10,154	$8,718

Slot operations average net win/unit/ day(1)
Cambodia slot operations	$215	$250	$226	$237
Philippines slot operations	$72	$61	$73	$59
Consolidated total	$147	$147	$150	$140

	June 30,
	2012	2011
EGM seats in operation
Cambodia slot operations	818	718
Philippines slot operations	623	784
EGM seats in slot operations	1,441	1,502
Dreamworld Casino (Pailin)	50	—
Consolidated total	1,491	1,502

(1)	Average net win figures (“WUD”) only include EGM seats in operation in our slot operations. They exclude EGM seats in operation during venues’ soft launch opening periods, if applicable, and apply cash payments for venues for which revenue is recognized on a cash basis. During the three-month and six-month periods ended June 30, 2012, one venue in Cambodia operated during a soft launch and one venue in the Philippines recognized revenue on a cash basis. Including these seats and revenue recognized on an accrual basis would not have had a material impact on the WUD for the period. During the three-month and six-month periods ended June 30, 2011, one venue in Cambodia operated during a soft launch and one venue in the Philippines recognized revenue on a cash basis. Had these seats been included and revenue recognized on an accrual basis, WUD would have been $230 for Cambodia, $60 for Philippines and $139 for the consolidated average and $219, $57 and $132 , respectively for the three-month and six-month periods ended June 30, 2011.

Revenue from our gaming operations during the three-month period ended June 30, 2012 increased approximately $645,000 to $5.2 million compared to revenue of approximately $4.6 million in the same period of the prior year. The increase in revenue was primarily the result of a higher average net win per machine at our NagaWorld and Philippines slot operations due to strategic marketing and machine placement initiatives as well as incremental revenue from our new casino, Dreamworld Casino (Pailin) which opened on May 9, 2012 and our new slot operations at Thansur Bokor, which officially opened on May 3, 2012.

Gross profit from gaming operations decreased approximately $72,000 to $2.4 million for the three-month period ended June 30, 2012 compared to approximately $2.5 million in the same period of the prior year as revenue from our gaming operations increased with relatively higher cost of gaming operations compared to the prior year period. Cost of sales for the three-month period ended June 30, 2012 included approximately $1.2 million of depreciation of gaming equipment, $615,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $950,000 of other expenses.

Revenue from our gaming operations during the six-month period ended June 30, 2012 increased approximately $1.4 million to $10.1 million compared to revenue of approximately $8.7 million in the same period of the prior year. The increase in revenue was primarily the result of a higher average net win per machine at our NagaWorld and Philippines slot operations driven by targeted marketing and machine mix improvements and incremental revenue from Dreamworld Casino (Pailin) and Thansur Bokor.

Gross profit from gaming operations increased approximately $498,000 to $5.0 million for the six-month period ended June 30, 2012 compared to approximately $4.5 million in the same period of the prior year as revenue from our gaming operations increased with relatively lower increase in cost of gaming expenses compared to the prior year period. Cost of sales for the six-month period ended June 30, 2012 included approximately $2.3 million of depreciation of gaming equipment, $1.2 million of amortization of casino contracts, $126,000 of amortization of other gaming related intangibles and $1.5 million of other expenses.

As of June 30, 2012, we had a total of 1,950 EGM seats of which 459 were held in inventory and 1,491 were in operation. Of the 1,491 EGM seats in operation, 868 were in operation in four venues in Cambodia and 623 were in operation in four venues in the Philippines.

	June 30, 2012		December 31, 2011
(amounts in thousands, excepts units data)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1,2)	1,491	$6,075	1,477	$6,204
EGMs and systems held for future use	459	1,957	412	2,685
Total EGMs and systems	1,950	$8,032	1,889	$8,889

(1)	Included 12 EGM seats, which are currently in operation on trial basis subject to achieving certain performance objectives prior to acceptance. As a result, their carrying value was not represented above.

(2)	Included both slot and Dreamworld Casino (Pailin) operations.

Due to our ongoing efforts to improve the returns on our slot operations, we have refined our operating machine base to focus on those venues with the greatest potential. During the three-month period ended June 30, 2012, we terminated one slot contract with 130 EGM seats and scheduled to terminate another slot contract with 60 EGM seats on July 1, 2012. As a result, we recorded a non-cash impairment charge of $71,000 during this period, which is further described below. In July 2012, we terminated one additional small slot contract, which totaled 42 EGM seats. Approximately 84 of the EGM seats from the three above-mentioned closed venues have already been redeployed to other higher potential venues. There were minimal costs associated with the termination of these contracts and it is expected the loss of these operations will not have a meaningful impact on future revenue.

A large portion of our gaming operations income is derived from our slot operations within NagaWorld. NagaWorld is a luxury casino resort in the capital city of Phnom Penh, Cambodia that operates under an exclusive casino license in a designated area around the city and is currently the only gaming establishment in the area.

In December 2008, we established a relationship with NagaWorld Limited to place EGMs on a revenue sharing or participation basis at NagaWorld and jointly operate those EGMs with them.  Due to our successful performance, we subsequently amended our contract and expanded our relationship with NagaWorld and increased our EGM seats under contract in NagaWorld to 670.

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

In addition to our operations at NagaWorld, we have expanded our slot operations in Cambodia with a prominent local hotelier. On November 3, 2011, we entered into a gaming machine participation and management agreement with Sokha Hotels and Resorts to place 250 EGM seats and jointly manage these slot operations in its new Thansur Bokor Resort and Casino in the tourist area of the Bokor Mountains of Cambodia (“Thansur Bokor”). Sokha, a wholly-owned subsidiary of the Cambodian conglomerate Sokimex, is a leading operator of luxury hotels and resorts in prime locations in Cambodia.

Thansur Bokor held its soft opening on March 28, 2012, at which time we had 87 EGM seats in operation. The grand opening was held on May 3, 2012, at which time we had approximately 200 EGM seats in operation. Subsequently, we determined it was appropriate to adjust the machine mix to maximize long-term performance and in June removed 70 EGM seats. These seats were replaced in July 2012 with redeployed machines from recently closed venues. We expect to ramp up to 250 seats in the future. Under the terms of the agreement, we and Sokha split the gross win and certain operating expenses on a respective basis of 27/73%. We collect our share of the gross win on a semi-monthly basis and settle our share of the operating costs on a monthly basis. The contract duration is five years commencing in May 2012.

Our total capital expenditures for this project are projected to be approximately $2.0 million, which primarily include the purchase of new and used machines, and will be funded from our internal cash resources.

Our operations at Thansur Bokor contributed to our overall gaming revenue in Cambodia but had a negative impact on the average WUD as these operations are early in the ramp up stages.

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

On October 21, 2011, we entered into an agreement to increase our share of the revenue and control over the promotion and marketing strategies for our slot business at the San Pedro Club, one of our existing slot venues in the Philippines. Under the terms of the agreement, we bought out the interests of our former co-participant in the project for a total consideration of approximately Philippines pesos 61.4 million (equivalent to approximately $1.4 million) and we now work directly with the government operator PAGCOR and increased our revenue share from 17% to 35% and share in certain operating costs.

During the three-month period ended June 30, 2012, we expanded our gaming operations in Cambodia to include casino operations. On May 9, 2012, we opened Dreamworld Casino (Pailin), our first casino development project. In an effort to expedite the opening of Dreamworld Casino (Pailin), we initially opened the mass market floor, which includes 26 table games and 50 EGM seats. Dreamworld Casino (Pailin) also includes two VIP rooms with a total of four tables and the VIP rooms have yet to open.

Dreamworld Casino (Pailin)’s operations are in their infancy. During the three-month period ended June 30, 2012, Dreamworld Casino (Pailin) was in operation for approximately seven weeks and contributed approximately $213,000 to total gaming revenues. Given the early stages of its operations and the fact the casino it not yet fully operational, we do not believe financial results are normalized. We are employing various marketing initiatives to ramp up the operations and are evaluating opportunities to partner with gaming promoters to open the casino’s VIP rooms.

We have two additional development projects in our pipeline, Dreamworld Club (Poipet) and Dreamworld Casino (Kampot). Dreamworld Club (Poipet) is under development and is expected to open in the first quarter of 2013 with approximately 300 EGM seats. Dreamworld Casino (Kampot) is also expected to open in 2013 following Dreamworld Club (Poipet) and is intended to include up to 14 table games and 25 EGM seats.

In addition, we continue to selectively pursue additional gaming projects in our target markets. Total company-wide EGM placements can fluctuate due to our strategic efforts to optimize average daily net wins.  In the event that the EGM performance at our contracted venues does not meet our original expectations, and to the extent that this is legally permitted under the terms of the relevant slot contracts, we may discuss with the relevant venue owners for withdrawing all or a portion of our EGMs from such venues for future redeployment in new or existing venues with better performance prospects.

Other Products

Other products revenue increased approximately $242,000 to $2.4 million for the three-month period ended June 30, 2012 compared to approximately $2.2 million in the same period of the prior year. Other products revenue for the three-month period ended June 30, 2012 consisted of approximately $1.4 million in non-gaming product sales and $978,000 in gaming chip and plaque sales compared to $1.9 million and $274,000, respectively, in the same period of the prior year. Gaming chip and plaque sales increased mainly as a result of higher reorders from existing customers during the three-month period ended June 30, 2012. Non-gaming product sales declined primarily as a result of a softening in the Australian automotive industry, which resulted in decreased orders for related plastic components during the three-month period ended June 30, 2012.

Gross profit on other products decreased approximately $113,000 to $154,000 in the three-month period ended June 30, 2012 compared to approximately $267,000 in the same period of the prior year mainly due to strategic pricing of gaming products to one of our customers, combined with negative absorption of fixed production costs as a result of lower production volume of non-gaming products.

Other products revenue increased approximately $298,000 to $4.5 million for the six-month period ended June 30, 2012 compared to approximately $4.2 million in the same period of the prior year. Other products revenue for the six-month period ended June 30, 2012 consisted of approximately $3.0 million in non-gaming product sales and $1.5 million in gaming chip and plaque sales compared to $3.7 million and $515,000, respectively, in the same period of the prior year. Gaming chip and plaque sales increased mainly as a result of higher reorders from existing customers and the completion of an order for a recent new customer’s casino opening during the six-month period ended June 30, 2012. Non-gaming product sales declined primarily as a result of a softening in the Australian automotive industry, which resulted in decreased orders for related plastic components during the six-month period ended June 30, 2012.

Gross profit on other products decreased approximately $299,000 to $274,000 in the six-month period ended June 30, 2012 compared to approximately $573,000 in the same period of the prior year mainly due to strategic pricing of gaming products to one of our customers, combined with negative absorption of fixed production costs as a result of lower production volume of non-gaming products.

Operating Expenses

The schedule of expenses on a consolidated basis consisted of the following:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2012	2011	2012	2011
Selling, general and administrative	$1,637	$1,169	$3,222	$2,368
Stock-based compensation expenses	287	799	552	1,022
Product development expenses	86	133	186	213
(Gain)/loss on dispositions	(17)	152	(29)	152
Depreciation and amortization	59	29	90	60
Impairment of assets	71	—	71	—
	$2,123	$2,282	$4,092	$3,815

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $468,000 to $1.6 million for the three-month period ended June 30, 2012 compared to $1.2 million in the same period of the prior year. Included in the $468,000 increase were approximately $75,000 of start-up costs related to the May 2012 opening of Dreamworld Casino (Pailin). The increase in selling and administrative also included an increase of $72,000 of salaries and wages expense, primarily due to increased headcount for the new operations. Advertising, travel and entertainment expenses increased approximately $73,000 mainly as a result of increased marketing activities and travelling required in relation to the new gaming projects. Legal, consulting and accounting expenses increased approximately $93,000 primarily due to consulting fees on new projects and increased fees for accounting services. Sales commissions increased approximately $46,000 primarily due to higher other products sales. Insurance, utilities, rent, supplies and other expenses increased approximately $109,000 primarily due to increased scale of operations.

Selling, general and administrative expenses increased approximately $854,000 to $3.2 million for the six-month period ended June 30, 2012 compared to $2.4 million in the same period of the prior year. Included in the $854,000 increase were approximately $204,000 of start-up costs related to the May 2012 opening of Dreamworld Casino (Pailin). The increase in selling and administrative expenses also included an increase of $217,000 of salaries and wages expense primarily due to increased headcount for the new operations and a one-time adjustment of an overprovision for 2010 bonuses during the three-month period ended March 31, 2011. Advertising, travel and entertainment expenses increased approximately $173,000 mainly as a result of increased marketing activities and travelling required in relation to the new gaming projects. Legal, consulting and accounting expenses increased approximately $98,000 primarily due to consulting fees on new projects and increased fees for accounting services. Sales commission increased approximately $55,000 primarily due to higher other products sales. Insurance, utilities, rent, supplies and other expenses increased approximately $163,000 primarily due to increased scale of operations. However, bad debt expenses decreased approximately $56,000 primarily related to an operating venue in Philippines for which revenue recognition has been deferred until cash collection since the three-month period ended June 30, 2011.

Stock-Based Compensation Expense

Stock-based compensation expense decreased approximately $512,000 to $287,000 for the three-month period ended June 30, 2012 compared to $799,000 in the same period of the prior year primarily due to the absence of performance stock grants during the three-month period ended June 30, 2012 as compared to the prior year period.

Stock-based compensation expense decreased approximately $470,000 to $552,000 for the six-month period ended June 30, 2012 compared to $1.0 million in the same period of the prior year primarily due to same reason stated above.

(Gain)/Loss on Disposition of Assets

Gain on disposition of assets were $17,000 for the three-month period ended June 30, 2012 compared to loss on dispositions $152,000 in the same period of the prior year primarily due to less non-performing EGMs and systems disposed and higher resale prices. Gain on disposition of assets were $29,000 for the six-month period ended June 30, 2012 compared to loss on dispositions of $152,000 in the same period of the prior year primarily due to the same reason stated above.

Product Development Expenses

Product development expenses decreased approximately $47,000 to $86,000 for the three-month period ended June 30, 2012 compared to approximately $133,000 in same period of the prior year mainly as a result of decreased activities for new product development for our other products division, specifically gaming chips and plaques.

Product development expenses decreased approximately $27,000 to $186,000 for the six-month period ended June 30, 2012 compared to approximately $213,000 in same period of the prior year for the same reason as stated above.

Depreciation and Amortization Expenses

Total depreciation and amortization expenses increased by approximately $30,000 to $59,000 for the three-month period ended June 30, 2012 compared to $29,000 in the same period of the prior year primarily as a result of the May 2012 opening of Dreamworld Casino (Pailin).

Total depreciation and amortization expenses increased by approximately $30,000 to $90,000 for the six-month period ended June 30, 2012 compared to $60,000 in the same period of the prior year for the same reason as stated above.

Impairment of Assets

Impairment of assets $71,000 were recognized during the three-month and six-month periods ended June 30, 2012 compared to $NIL in the same periods of the prior year primarily as a result of impairment of non-redeployable EGMs following the closure/scheduled closure of non-performing venues during the three-month period ended June 30, 2012.

Other Income/(Expenses)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2012	2011	2012	2011
Interest expense and finance fees	$(36)	$(106)	$(89)	$(200)
Interest income	14	18	26	41
Foreign currency gains/(losses)	25	(17)	214	(24)
Other	95	67	177	127
Total	$98	$(38)	$328	$(56)

Interest Expense and Finance Fees

Interest expense and finance fees decreased approximately $70,000 to $36,000 for the three-month period ended June 30, 2012 compared to approximately $106,000 in the same period of the prior year primarily due to the reduced notes payable to a related party as principal repayments began in July 2011.

Interest expense and finance fees decreased approximately $111,000 to $89,000 for the six-month period ended June 30, 2012 compared to approximately $200,000 in the same period of the prior year for the same reason as stated above.

Interest Income

Interest income decreased approximately $4,000 to $14,000 for the three-month period ended June 30, 2012 compared to approximately $18,000 in the same period of the prior year primarily as a result of lower interest income charged on overdue amounts receivables due to improved collections.

Interest income decreased approximately $15,000 to $26,000 for the six-month period ended June 30, 2012 compared to approximately $41,000 in the same period of the prior year for the same reason as stated above.

Foreign Currency Transactions

Foreign currency gains were $25,000 for the three-month period ended June 30, 2012 compared to losses of approximately $17,000 for the same period in the prior year. The positive turnaround of approximately $42,000 was primarily due to the depreciating value of United States dollar denominated payables from our Philippines operation, whose functional currency is Philippine peso.

Foreign currency gains were $214,000 for the six-month period ended June 30, 2012 compared to losses of approximately $24,000 for the same period in the prior year. The positive turnaround of approximately $238,000 was primarily due to the depreciating value of United States dollar denominated payables from our Hong Kong and Philippines operations, whose functional currency are the Hong Kong dollar and Philippine peso, respectively.

Other

Other income increased approximately $28,000 to $95,000 for the three-month period ended June 30, 2012 compared to approximately $67,000 in the prior year period primarily due to a net increase in grants received from the Australian government.

Other income increased approximately $50,000 to $177,000 for the six-month period ended June 30, 2012 compared to approximately $127,000 in the prior year period primarily due to a net increase in grants received from the Australian government related to the other products division, specifically in respect of the automotive components.

Income Tax Provisions

Effective tax rates were approximately 6.7% and 24.9% and 5.8% and 19.4% for the three-month and six-month periods ended June 30, 2012 and 2011, respectively. We continue to review the treatment of tax losses and income generated in the future by our foreign subsidiaries to minimize taxation implication/costs.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2012	2011	2012	2011
Income tax provisions	$35	$102	$89	$240

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2012, we had total cash and cash equivalents of approximately $11.8 million and working capital of approximately $9.1 million. Our cash and working capital during the six-month period ended June 30, 2012 was positively impacted by the cash received from our operations at NagaWorld but was negatively impacted by the construction and purchase of property and equipment and the purchase of EGMs for our gaming operations, including a portion of the EGMs needed for our slot contract with Sokha Hotels and Resorts (“Sokha Agreement”), the repayment of approximately $3.2 million in principal and interest on the promissory note issued to EGT Entertainment Holding and expenses associated with our casino development projects.

From July 1, 2012 to the date of this filing, our working capital position has been positively impacted by cash received from our operations at NagaWorld partly offset by the repayment of approximately $1.1 million in principal and interest on the promissory note issued to EGT Entertainment Holding and the payment of approximately $77,000 associated with our casino and gaming development projects.

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

We presently expect that our capital expenditures for the remainder of 2012 based on our current contractual commitments will be approximately $7.0 million to $8.0 million exclusive of the approximately $3.2 million of loan principal and interest to be repaid to EGT Entertainment Holding during 2012. This includes approximately: $5.5 to $6.0 million for the development of Dreamworld Club (Poipet); approximately $1.0 to $1.5 million for EGM purchases, which includes the remainder of those required to fulfill the Sokha Agreement, upgrades, and general maintenance; and approximately $500,000 for the expansion and enhancement of our Dolphin manufacturing plant for our gaming chips and plaques.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our capital expenditures for the development of Dreamworld Club (Poipet), the purchase of EGMs, the expansion, enhancement of Dolphin manufacturing plant and repayments under the promissory note issued to EGT Entertainment Holding for the remainder of 2012.

As noted above, however, we continue to pursue additional casino and gaming projects. While there is no guarantee we will be successful in obtaining additional projects, if we were to secure one or more of these projects our capital expenditures for the remainder of 2012 would increase beyond the $7.0 million to $8.0 million currently contemplated. At this time, we are unable to predict the amount of additional capital expenditures that could be required in 2012 for these potential projects. Where possible, we intend to fund our casino and gaming projects from our cash flow from operations and cash on hand. Further, we will seek to structure the development of these projects in phases to better control and pace the related expenditure of capital. However, should we commit to large projects or to the concurrent development of multiple casinos and gaming projects, we may need to acquire additional capital. We would endeavor to obtain any required additional capital from various financing sources including commercial debt financing and the sale of our debt or equity securities. However, there are no commitments or arrangements in place as of the date of this report for our receipt of additional capital and there is no assurance we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flows Summary

	Six-Month Periods Ended June 30,
(amounts in thousands)	2012	2011
Cash provided by/ (used in):
Operations	$5,951	$4,976
Investing	(3,798)	(1,100)
Financing	(3,156)	(58)
Effect of exchange rate change in cash	93	(20)
	$(910)	$3,798

Operations

Cash provided by operations was approximately $6.0 million for the six-month period ended June 30, 2012 compared to approximately $5.0 million in the same period of the prior year. The increase in cash provided by operations was primarily due to the increase of daily net win and collection from Naga World and improved working capital management.

Investing

Cash used in investing activities was approximately $3.8 million for the six-month period ended June 30, 2012 compared to approximately $1.1 million in the same period of the prior year. The increase in cash used in investing activities was mainly a result of the capital expenditures related to the construction of Dreamworld Casino (Pailin) and Dreamworld Club (Poipet), as well as the purchase of more EGMs and related systems in the six-month period ended June 30, 2012.

Financing

Cash used in financing activities was approximately $3.2 million for the six-month period ended June 30, 2012 compared to approximately $58,000 in the same period of the prior year. The increase was primarily a result of repayments of the notes payable to EGT Entertainment Holding (see Note 14), as principal repayments began in July 2011.

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

Accounting estimates require us to make subjective or complex judgments about matters that are inherently uncertain or variable. Senior management have discussed the development, selection and disclosure of the accounting estimates, particularly those considered most sensitive to changes from external factors, with the audit committee of our board of directors. Please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012 for accounting estimates we consider to be the most critical to fully understanding and evaluating our reported financial results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2012.

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6.           Exhibits

Exhibit No.	Description	Method of Filing
3.1	Certificate of Change filed with the Secretary of State of Nevada on June 12, 2012	Filed as an Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on June 12, 2012

10.1	Machines Operation and Participation Agreement dated April 2, 2012 between the Registrant and Mr. Kok An, a Cambodian individual and Crown Resorts Co., Ltd	Filed as an Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on April 5, 2012

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS*	XBRL Instance Document	Filed electronically herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

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

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	August 14, 2012	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	August 14, 2012	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Chief Accounting Officer

