Form 10-Q
period 2012-09-30
Entertainment Gaming Asia Inc.
filed 2012-11-14
CIK 1004673

FORM 10-Q

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of November 1, 2012, 29,937,162 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,630	$12,759
Accounts receivable, net	2,360	2,691
Other receivables	189	114
Inventories	2,123	1,894
Prepaid expenses and other current assets	719	841
Total current assets	16,021	18,299

Gaming equipment, net	7,160	8,889
Casino contracts	8,575	10,340
Property and equipment, net	5,101	2,558
Goodwill	357	357
Intangible assets, net	1,273	1,227
Contract amendment fees	369	450
Deferred tax assets	93	91
Prepaids, deposits and other assets	3,145	1,893
Total assets	$42,094	$44,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,568	$1,316
Amounts due to a related party	—	14
Accrued expenses	1,998	2,228
Income tax payable	31	68
Notes payable to a related party	1,582	6,211
Capital lease obligations	—	322
Customer deposits and other current liabilities	706	357
Total current liabilities	5,885	10,516

Other liabilities	1,087	869
Deferred tax liability	208	207
Total liabilities	7,180	11,592

Stockholders’ equity:
Common stock, $.001 par value, 75,000,000 shares authorized; 29,937,162 and 29,709,848 shares issued and outstanding	30	30
Additional paid-in-capital	32,016	31,280
Accumulated other comprehensive income	726	559
Retained earnings since January 1, 2011 ($386.1 million accumulated deficit eliminated upon Quasi-Reorganization)	2,141	642
Total EGT stockholders’ equity	34,913	32,511
Non-controlling interest	1	1
Total stockholders’ equity	34,914	32,512
Total liabilities and stockholders’ equity	$42,094	$44,104

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(amounts in thousands, except per share data)

(Unaudited)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2012	2011	2012	2011
Revenues:
Gaming, gross	$4,480	$4,379	$14,634	$13,097
Less: promotional allowances	—	—	—	—
Gaming, net	4,480	4,379	14,634	13,097
Other products	3,371	2,113	7,904	6,348
Total Revenues	7,851	6,492	22,538	19,445

Operating costs and expenses:
Cost of gaming operations
Gaming equipment depreciation	1,228	1,253	3,516	3,641
Casino contract amortization	617	616	1,847	1,841
Other gaming related intangibles amortization	63	—	189	—
Other operating costs	1,051	240	2,526	809
Cost of other products	3,101	1,922	7,359	5,584
Selling, general and administrative expenses	1,491	1,492	4,712	3,860
Stock-based compensation expenses	123	215	675	1,237
(Gain)/loss on dispositions	(2)	—	(31)	152
Impairment of assets	42	—	114	—
Product development expenses	87	89	273	302
Depreciation and amortization	77	27	168	86
Total operating costs and expenses	7,878	5,854	21,348	17,512

(Loss)/income from operations	(27)	638	1,190	1,933

Other income/(expense):
Interest expense and finance fees	(20)	(105)	(109)	(305)
Interest income	4	20	32	61
Foreign currency gains/(losses)	55	(42)	269	(66)
Other	65	65	241	192
Total other income/(expense)	104	(62)	433	(118)

Income before income tax	77	576	1,623	1,815

Income tax (expense)/benefit	(34)	71	(124)	(169)

Net income	$43	$647	$1,499	$1,646
Less: net income attributable to non-controlling interest	—	—	—	—
Net income attributable to EGT stockholders	$43	$647	$1,499	$1,646

Earnings per share:
Basic	$—	$0.02	$0.05	$0.06
Diluted	$—	$0.02	$0.05	$0.06

Weighted average common shares outstanding
Basic	29,926	29,688	29,915	29,350
Diluted	31,129	29,982	30,793	29,631

Other comprehensive income, net of tax
Foreign currency translation adjustments	87	(214)	167	(64)
Comprehensive income	$130	$433	$1,666	$1582
Less: Comprehensive income attributable to non- controlling interest	—	—	—	—
Comprehensive income attributable to EGT stockholders	$130	$433	$1,666	$1,582

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine-Month Periods Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,499	$1,646
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	—	82
Foreign currency (gains)/losses	(287)	20
Depreciation of gaming equipment and property and equipment	3,822	3,878
Amortization of casino contracts	1,847	1,841
Amortization of intangible assets	215	18
Amortization of contract amendment fees	81	81
Stock-based compensation expenses	675	1,237
(Gain)/loss on disposition of assets	(31)	152
Impairment of assets	114	—
Bad debt (recoveries)/provisions	(61)	49
Changes in operating assets and liabilities:
Accounts receivable and other receivables	392	395
Inventories	(190)	(849)
Prepaid expenses and other current assets	94	386
Prepaids, deposits and other assets	(1,226)	(1,142)
Accounts payable	233	(9)
Amounts due to a related party	(14)	1
Income tax payable	30	87
Deferred revenue	—	64
Accrued expenses and other current liabilities	(38)	(360)
Customer deposits and others	288	8
Net cash provided by operating activities	7,443	7,585

Cash flows from investing activities:
Construction/purchase of property and equipment	(2,465)	(309)
Purchase of electronic gaming machines and systems	(1,633)	(1,353)
Acquisition of technical know-how	(254)	—
Addition of project costs	(491)	(250)
Proceeds from sale of gaming equipment and property and equipment	72	47
Net cash used in investing activities	(4,771)	(1,865)

Cash flows from financing activities:
Repayment of short-term debt and leases	(328)	(119)
Repayment of notes payable	(4,629)	(1,486)
Exercise of stock options	28	28
Net cash used in financing activities	(4,929)	(1,577)

Effect of exchange rate changes on cash	128	(52)
(Decrease)/increase in cash and cash equivalents	(2,129)	4,091
Cash and cash equivalents at beginning of period	12,759	10,217
Cash and cash equivalents at end of period	$10,630	$14,308

Supplemental disclosure of cash flow information
Interest paid	$136	$333
Income tax paid	$68	$—

Non-cash financing activities:
Issuance of restricted/performance stock	$179	$672

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies

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

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of September 30, 2012, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $10.4 million.

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

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. Impairment charges of $42,000 and $114,000 were recognized for long-lived assets for the three-month and nine-month periods ended September 30, 2012, respectively. There were no impairment charges for long-lived assets for the three-month and nine-month periods ended September 30, 2011.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid leases, prepaid value-added taxes in foreign countries, and restricted deposits as lease security. The Company had restricted deposits in the amounts of $331,000 and $448,000 as of September 30, 2012 and December 31, 2011, respectively, in the form of certificates of deposits as security on leases. Restrictions on $168,000 and $163,000 will be removed in December 2013 and in January 2014, respectively upon termination of the operating leases.

Gaming Equipment

Gaming equipment consists primarily of electronic gaming machines (EGMs) and systems. EGMs and systems are stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $1.2 million and $1.3 million and $3.5 million and $3.6 million were included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be one to twenty years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period as long as renewal is reasonably assured. Depreciation of property and equipment of approximately $60,000 and $62,000 and $155,000 and $169,000 were included in cost of other products in the consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively.

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

Amortization expenses related to casino contracts were approximately $617,000 and $616,000 and $1.8 million and $1.8 million for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively. Amortization expenses related to other gaming related intangibles were approximately $63,000 and $NIL and $189,000 and $NIL for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively. The amounts were accounted for as cost of gaming operations. Amortization expenses related to technical know-how were approximately $6,000 and $NIL and $9,000 and $NIL for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively. The amounts were accounted for as cost of other products. Amortization expenses related to patents and trademarks were approximately $6,000 and $5,000 and $18,000 and $18,000 for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively. The amounts were accounted for as selling, general and administrative expenses.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests Goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively.

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

Revenues are recognized as earned with the exception of one of the Company’s venues in which revenues were recognized when the payment for net winnings were received as the collections from this venue were not yet reasonably assured. The slot contract with this venue owner was terminated on July 31, 2012 and we expect to collect the balance payments in the fourth quarter of 2012.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fees balances related to contract amendments of approximately $369,000 and $450,000 as of September 30, 2012 and December 31, 2011, respectively.

For casino operations, the Company’s revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession, if any. Cash discounts, other cash incentives related to casino play and commissions rebated through junkets or tour guides, if any, to customers are recorded as a reduction to casino revenue. Consequently, the Company’s casino revenues are reduced by discounts and commissions.

The Company does not accrue a jackpot liability for its slot machine base and progressive jackpots (“jackpots”) because the Company can avoid payment of such amounts, as regulations do not prohibit removal of gaming machines from the gaming floor without payment of the jackpots.

Promotional allowances represent goods and services, which would be accounted for as revenue if sold, that a casino gives to customers as an inducement to gamble at that establishment. Such goods and services include food and beverages. The Company includes the retail value of promotional allowances in gross revenues and deducts it from gross revenues to reach net revenues on the face of the income statements.

Other Products Sales

The Company recognizes revenue from the sale of its products to end users upon shipment against customer contracts or purchase orders. The Company recognizes revenue from its sales to independent distributors upon shipments to the distributors against distributor contracts or purchase orders for products.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation , the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 13 for additional information relating to stock-based compensation assumptions. Stock-based compensation expense totaled approximately $123,000 and $215,000 and $675,000 and $1.2 million for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively.

Product Development

Product development expenses are charged to expense as incurred. Employee-related costs associated with product development are included in product development expenses. Product development expenses were approximately $87,000 and $89,000 and $273,000 and $302,000 for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively. The decrease was primarily a result of decreased new product development activities for the other products division, mainly in relation to gaming chips and plaques.

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

Below is a summary of closing exchange rates as of September 30, 2012 and December 31, 2011, and average exchange rates for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively.

($1 to foreign currency)	September 30, 2012	December 31, 2011
Australian Dollar	0.96	0.98
Philippine Peso	41.88	43.71
Hong Kong Dollar	7.75	7.77

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
($1 to foreign currency)	2012	2011	2012	2011
Australian Dollar	0.96	0.95	0.97	0.96
Philippine Peso	42.03	42.81	42.70	43.34
Hong Kong Dollar	7.76	7.79	7.76	7.79

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

As of September 30, 2012, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

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

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2012	2011	2012	2011
Revenues:
Gaming operations	$4,480	$4,379	$14,634	$13,097
Other products operations	3,371	2,113	7,904	6,348
Total revenues	$7,851	$6,492	$22,538	$19,445

Operating (loss)/income:
Gaming operations gross margin(1)	$1,479	$2,270	$6,442	$6,806
Other products operations gross margin	270	191	545	764
Corporate and other operating costs and expenses	(1,776)	(1,823)	(5,797)	(5,637)
Total operating (loss)/income	$(27)	$638	$1,190	$1,933

Depreciation and amortization:
Gaming operations	$1,968	$1,869	$5,668	$5,482
Other products operations	74	68	187	187
Corporate	10	21	29	68
Total depreciation and amortization	$2,052	$1,958	$5,884	$5,737

(1)	Gaming operations gross margin calculation included cost of gaming and impairment of assets.

Geographic segment revenues for the three-month and nine-month periods ended September 30, 2012 and 2011 are as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2012	2011	2012	2011
Cambodia	$3,609	$3,531	$11,985	$10,608
Macau	84	28	754	285
Philippines	871	848	2,941	2,489
Other Asian countries	112	138	498	539
Australia	2,924	1,665	5,741	4,698
Europe	162	210	495	591
Other	89	72	124	235
	$7,851	$6,492	$22,538	$19,445

For the three-month and nine-month periods ended September 30, 2012 and 2011, in the gaming segment, the largest customer represented 76% and 81% and 76% and 81%, respectively, of total gaming revenue. For the three-month and nine-month periods ended September 30, 2012 and 2011, in the other products segment, the largest customer represented 48% and 22% and 20% and 22%, respectively, of total other products sales.

Note 3.	Inventories

Inventories consisted of the following:

(amounts in thousands)	September 30, 2012	December 31, 2011
	(Unaudited)
Raw materials	$979	$1,370
Finished goods	998	377
Spare parts	116	147
Casino inventory	30	—
	$2,123	$1,894

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(amounts in thousands)	September 30, 2012	December 31, 2011
	(Unaudited)
Prepayments to suppliers	$676	$528
Deposits on EGM orders	—	121
Restricted cash	—	123
Other	43	69
	$719	$841

Note 5.	Receivables

Accounts and other receivables consisted of the following:

(amounts in thousands)	September 30, 2012	December 31, 2011
	(Unaudited)
Trade accounts	$2,389	$2,730
Other	189	114
	2,578	2,844
Less: allowance for doubtful accounts	(29)	(39)
Net	$2,549	$2,805

Note 6.	Gaming Equipment

Gaming equipment is stated at cost.

The major categories of gaming equipment and accumulated depreciation consisted of the following:

	Useful Life
(amounts in thousands)	(years)	September 30, 2012	December 31, 2011
		(Unaudited)
EGMs	3-5	$13,004	$12,116
Systems	5	1,051	1,008
Other gaming equipment	3-5	133	—
		14,188	13,124
Less: accumulated depreciation		(7,028)	(4,235)
		$7,160	$8,889

Depreciation expenses for the three-month and nine-month periods ended September 30, 2012 and 2011 were approximately $1.2 million and $1.3 million and $3.5 million and $3.6 million, respectively, which were recorded in cost of gaming operations in the consolidated statements of comprehensive income.

Note 7.	Property and Equipment

Property and equipment consisted of the following:

	Useful Life
(amounts in thousands)	(years)	September 30, 2012	December 31, 2011
		(Unaudited)
Equipment, vehicles, furniture and fixtures	3-10	$2,190	$1,246
Land and building	20	2,483	830
Leasehold improvements	1-2	177	72
Construction in progress	N/A	880	724
		5,730	2,872
Less: accumulated depreciation		(629)	(314)
		$5,101	$2,558

Note 8.	Intangible Assets, Including Goodwill and Casino Contracts

Intangible assets consisted of the following:

	Useful Life
(amounts in thousands)	(years)	September 30, 2012	December 31, 2011
		(Unaudited)
Gaming operation agreement	4-5	$1,176	$1,173
Less: accumulated amortization		(252)	(62)

Goodwill	N/A	357	357

Patents	5-6	114	114
Less: accumulated amortization		(36)	(21)

Trademarks	5-9	26	26
Less: accumulated amortization		(5)	(3)

Technical know-how	10	259	—
Less: accumulated amortization		(9)	—

Casino contracts	5-6	12,896	12,790
Less: accumulated amortization		(4,321)	(2,450)
		$10,205	$11,924

Amortization expenses for finite-lived intangible assets were approximately $693,000 and $621,000 and $2.1 million and $1.9 million for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively.

Note 9.	Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

(amounts in thousands)	September 30, 2012	December 31, 2011
	(Unaudited)
Restricted cash	$331	$325
Prepaid taxes	892	752
Prepaid leases	757	786
Prepayments to suppliers	716	—
Deposits on EGM orders	216	—
Rental, utilities and other deposits	233	30
	$3,145	$1,893

As of September 30, 2012, prepaid leases consisted of land lease prepayments of approximately $235,000 and $522,000 for the casino projects located in the respective Cambodian provinces of Kampot and Pailin.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

(amounts in thousands)	September 30, 2012	December 31, 2011
	(Unaudited)
Payroll and related costs	$758	$968
Legal, accounting and tax	402	254
Accrued tax expenses	448	625
Marketing expenses	26	41
Other	364	340
	$1,998	$2,228

Note 11.	Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following:

(amounts in thousands)	September 30, 2012	December 31, 2011
	(Unaudited)
Notes payable to a related party at interest of 5%	$1,582	$6,211
Capital lease obligations to an Australian bank at various interest rates and collateralized by equipment	—	322
	$1,582	$6,533

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

On May 25, 2010, the Company entered into a third amendment (“Third Amendment”) to the Facility Agreement with EGT Entertainment Holding, pursuant to which the payment schedule of the Outstanding Principal Balance and the interest accrued thereon were further restructured in the following manner: (i) the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of approximately $458,000 to be paid by the Company in a lump sum payment on July 1, 2010; (ii)  on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company was to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (iii) the Company is to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid total principal and interest of approximately $1.6 million and $26,000 and $4.6 million and $136,000, respectively, for the three-month and nine-month periods ended September 30, 2012 to EGT Entertainment Holding (See Note 14). Interest expenses capitalized during the three-month and nine-month periods ended September 30, 2012 and 2011 were approximately $5,000 and $3,000 and $28,000 and $32,000, respectively.

In 2006, the Company entered into a capital lease agreement for four injection molding machines with auxiliary equipment. The lease has a six-year term and the machines will be fully owned upon final payment at the end of the contract term. The molding machine lease was capitalized at the present value of the future minimum lease payments at the lease’s inception. The capital lease balance was fully settled in July 2012.

The cost and accumulated depreciation of property and equipment leased under capital lease arrangements were approximately $191,000 and $57,000, respectively as of September 30, 2012. Depreciation expense was approximately $3,000 and $21,000, respectively for the three-month and nine-month periods ended September 30, 2012. The cost and accumulated depreciation of property and equipment leased under capital lease arrangements were approximately $187,000 and $37,000, respectively as of December 31, 2011.

Note 12.	Other Liabilities

Other liabilities consisted of the following:

(amounts in thousands)	September 30, 2012	December 31, 2011
	(Unaudited)
Other tax liabilities	$539	$477
Provision for long service leave	340	292
Others	208	100
	$1,087	$869

Note 13.	Stock-Based Compensation

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

The maximum number of shares reserved for issuance under the 2008 Plan was originally 1,250,000 shares, and in July 2010 the Company’s shareholders approved an increase in the number of shares reserved for issuance to 2,500,000 shares. At the annual shareholders meeting held on July 13, 2012, the Company’s shareholders approved a further increase in the number of shares reserved for issuance to 3,750,000 shares. The exercise price shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, in which case the exercise price shall then be 110% of the fair market value. The outstanding stock options generally vest over three years and have ten-year contractual terms.

During the nine-month period ended September 30, 2012, stock options for the purchase of 450,000 shares of common stock were granted with a weighted average exercise price of $1.40. and weighted average fair value of $1.06 (2011: $1.40) per share and will vest from six-month and one day to three-year periods. During the nine-month period ended September 30, 2012, 194,805 shares of restricted stock awards with a fair value of $0.92 per share were issued. The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of any changes in the assessment of probabilities.

During the nine-month period ended September 30, 2012, 31,801 shares of outstanding stock options were exercised.

Prior to January 1, 2009, the Company had two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Previous Stock Option Plans”), through which 3,750,000 shares and 75,000 shares were authorized, respectively.  Both Previous Stock Option Plans expired on December 31, 2008; however, options granted under the Previous Stock Option Plans that were outstanding as of the date of termination remain outstanding and subject to termination according to their terms.

As of September 30, 2012, stock options for the purchase of 936,864 and 22,500 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of September 30, 2012, there were no outstanding non-plan options to purchase common stock. All previously granted non-plan options had expired by September 30, 2012. The non-plan options were issued to certain employees and non-employees of EGT Entertainment Holding as approved by our stockholders in September 2007 pursuant to the initial closing of the transactions under the Securities Purchase and Product Participation Agreement dated June 12, 2007 between the Company and EGT Entertainment Holding.

As of September 30, 2012, stock options for the purchase of 2,034,874 shares of common stock were outstanding under the 2008 Plan.

As of September 30, 2012, 2,196,321 stock options were exercisable with a weighted average exercise price of $2.36, a weighted average fair value of $0.77 and an aggregate intrinsic value of approximately $2.2 million. The total fair value of shares vested during the nine-month period ended September 30, 2012 was approximately $670,000.

A summary of all current and expired plans as of September 30, 2012 and changes during the period then ended are presented in the following tables:

Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2011	3,148,321	$3.90	5.40	$1,212
Granted	450,000	1.40	—	670
Exercised	(31,801)	0.85	—	51
Forfeited or expired	(572,282)	11.43	—	—
Outstanding as of September 30, 2012	2,994,238	2.12	6.30	2,646
Exercisable as of September 30, 2012	2,196,321	2.36	5.40	2,165

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2011	—	$—	—
Granted	194,805	0.92	—
Vested (1)	(146,104)	0.92	—
Unvested balance as of September 30, 2012	48,701	$0.92	0.25

(1)	Vested shares included 146,104 shares of restricted common stock issued in 2012 for which final vesting is pending approval by the Company’s compensation committee.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the nine-month periods ended September 30, 2012 and 2011:

	Nine-Month Periods Ended September 30,
	2012		2011
Range of values:	Low	High	Low	High
Expected volatility	79.15%	127.83%	167.76%	174.40%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.97	3.73	9.85
Risk free rate	0.56%	1.95%	1.32%	3.43%

For stock-based compensation accrued to employees and non-employee directors, the Company recognizes stock-based compensation expense for all service-based awards with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.

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

Warrants

All previously issued warrants had expired by December 31, 2011. There were no warrants granted during the nine-month period ended September 30, 2012.

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

Subsequent to its origination, the Facility Agreement has been amended three times, mostly recently on May 25, 2010 on which date the Company entered into Amendment No.3 to the Facility Agreement with EGT Entertainment Holding (the “Third Amendment”), pursuant to which the Company issued a new note (the “Third Amended Note) to replace the previous terms.  Under the payment schedule of the Third Amended Note, the outstanding principal balance of $9.2 million and the interest accrued thereon were restructured in the following manner: (a)  the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of $458,000 to be paid by us in a lump sum payment on July 1, 2010; (b) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (c)  the Company to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid total principal and interest of approximately $1.6 million and $26,000 and $4.6 million and $136,000, respectively to EGT Entertainment Holding for the three-month and nine-month periods ended September 30, 2012.

As of September 30, 2012, the notes payable to EGT Entertainment Holding had outstanding principal amounts and additional accrued interest totaling approximately $1.6 million and $NIL, respectively (see Note 11).

Effective January 1, 2010, the Company began sub-leasing office space from Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of the Company’s principal shareholder, EGT Entertainment Holding.

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2012	2011	2012	2011
EGT Entertainment Holding
Principal and interest payments	$1,588	$1,591	$4,765	$1,819

Melco Crown Gaming (Macau) Limited
Trade sales of gaming products	$—	$(4)	$(616)	$(333)

Melco Services Limited
Technical services	$8	$8	$24	$24
Office rental	38	38	113	110

Note 15.	Income Taxes

The Company recorded income tax expense/(benefit) of approximately $34,000 and $(71,000) and $124,000 and $169,000 for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively. The Company’s effective income tax rates were 44.1% and (12.3)% and 7.6% and 9.3% for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively. EGT Cambodia is tax exempt, paying a fixed monthly tax rather than a tax on income. The change in effective tax rate was mainly due to an increase in EGT Cambodia’s pre-tax income in proportion to consolidated pre-tax income. The Company recorded an additional unrecognized tax benefit for the three-month period ended September 30, 2012, which was mainly related to withholding tax on inter-company loans provided to the Company’s foreign subsidiaries. The unrecognized tax benefit is likely to change in the next twelve months; however, the change cannot be reasonably estimated at the present time.

The Company is subject to income tax examinations by tax authorities from 2005 through the present period in jurisdictions in which we operate. Currently, the U.S. Internal Revenue Service is conducting an audit of the 2008 and 2009 tax returns in the U.S. In April 2012, the U.S. Internal Revenue Service proposed some adjustments including a downward adjustment of the Company’s net operating losses (NOLs). However, in August 2012, the U.S. Internal Revenue Service rescinded the proposed adjustments. As of the date of this filing, the Company has not received any new proposed adjustments from the U.S. Internal Revenue Service. The Company’s NOLs have been fully reserved.

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

The Complaint alleges claims related to disclosures concerning the Company’s electronic gaming machine participation business (the “Slot Business”), including but not limited to the alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, violations of Nevada Revised Statutes Sections 90.580(e) and 90.660(3), breach of fiduciary duty, and negligent misrepresentations.  The Plaintiffs allege that the Company and certain other defendants made false and misleading statements about the Slot Business in filings with the SEC, press releases, and other industry and investor conferences and meetings during the period from June 13, 2007 to August 13, 2008 and that the Plaintiffs then purchased the securities at t he inflated prices and later suffered economic losses when the price of the Company’s securities decreased.

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

On September 27, 2012, the District Court ruled on the Company’s motion to dismiss the Second Amended Complaint. Similar to the June 22, 2011 ruling, the District Court dismissed all of Prime Mover's claims and dismissed all of Strata's claims except for two breach-of-contract counts against the Company. All claims against the current and former officers and directors were dismissed.

On October 25, 2012, the Plaintiffs filed a Notice of Appeal seeking review by the Second Circuit Court of Appeals of the trial court’s dismissal of the Second Amended Complaint. As of the date of this report, the Court of Appeals has not set a briefing schedule for Plaintiffs’ appeal (the “Appeal”). During the pendency of the Appeal, the action is stayed in the trial court.

The Plaintiffs seek unspecified damages, as well as interest, costs and attorneys’ fees. The Company intends to defend itself vigorously against the Notice of Appeal and if applicable, the actual Appeal. As the litigation is at an early stage, it is not possible to predict the likely outcome of the case or the probable loss, if any, or the continuation of insurance coverage and, accordingly, no accrual has been made for any possible losses in connection with this matter.

Note 17.	Earnings Per Share

The Company effected a 1:4 reverse stock split of its common shares as of June 12, 2012. All historical share amounts and earnings per share information presented in this Note 17 have been proportionally adjusted to reflect the impact of this reverse stock split. Computation of the basic and diluted earnings per share consisted of the following:

	Three-Month Periods Ended September 30,
	2012			2011
(amounts in thousands, except per share data)	Income	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net income attributable to equity shareholders	$43	29,926	$—	$647	29,688	$0.02
Effect of dilutive securities
Dilutive options	—	1,203		—	294
Diluted
Net income attributable to equity shareholders plus assumed conversion	$43	31,129	$—	$647	29,982	$0.02

	Nine-Month Periods Ended September 30,
	2012			2011
(amounts in thousands, except per share data)	Income	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net income attributable to equity shareholders	$1,499	29,915	$0.05	$1,646	29,350	$0.06
Effect of dilutive securities
Dilutive options	—	878		—	281
Diluted
Net income attributable to equity shareholders plus assumed conversion	$1,499	30,793	$0.05	$1,646	29,631	$0.06

For the three-month period ended September 30, 2012, outstanding stock options of 1,412,220 shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive. For the three-month period ended September 30, 2011, outstanding stock options of 1,750,392 shares of common stock and outstanding warrants of 375,000 shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

For the nine-month period ended September 30, 2012, outstanding stock options of 1,935,903 shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive. For the nine-month period ended September 30, 2011, outstanding stock options of 1,750,392 shares of common stock and outstanding warrants of 375,000 shares of common stock were excluded from the calculation of dilutive earnings per share as their effect would be anti-dilutive.

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

Given the early stages of our casino development operations, revenue from our gaming operations is presently principally comprised of our slot operations, which involve the leasing of electronic gaming machines (“EGMs”) on a revenue sharing basis to gaming establishments. We identify and secure venues for the placement of EGMs and casino management systems where warranted, which track game performance and provide statistics on each installed EGM owned and leased by us. We contract with the venue owners or operators for the placement of the EGMs on a revenue sharing basis. In addition, we acquire the EGMs and other gaming systems and peripherals and then install same at the relevant gaming venues.

As of September 30, 2012, our slot operations were located in two countries, Cambodia and the Philippines, and totaled 1,420 EGM seats in operation in five venues. In Cambodia, we had a total of 839 EGM seats in operation in two venues. In the Philippines, we had a total of 581 EGM seats in operation in three venues. Due to our ongoing efforts to improve the returns for our slot operations, we have refined our operating machine base to focus on those venues with the greatest potential. As a result, in July 2012, we terminated two contracts, one in Cambodia and one in the Philippines, with a combined total of 100 EGMs seats as these venues were not performing up to our expectations. There were minimal costs associated with the termination of these above-mentioned contracts and it is expected that the loss of these operations will not have any material impact on our future revenue. Approximately 22 EGM seats from the above-mentioned terminated contracts have been redeployed to other higher potential venues.

In Cambodia, our slot operations largely focus on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918). NagaWorld is a premier luxury destination gaming resort and the only licensed full service casino in a designated area around the capital city of Phnom Penh. Our slot operations at NagaWorld, which entail 670 EGM seats under contract, are a primary contributor to our slot revenue and cash flow. Revenue from our slot operations in NagaWorld declined during the three-month period ended September 2012 primarily due to a decrease in average net win per machine for these operations to $216 for the third quarter of 2012 compared to $233 in the prior year period.  Based on our current information and our performance for October 2012, we believe that the decline in the third quarter of 2012 net wins was due to normal fluctuation. With prominent ground floor locations, quality product and customer service, and proactive marketing, we believe we are well positioned to maintain strong overall performance from these operations.

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

In the Philippines, our slot operations continued to post solid revenue despite a reduction in the machine base and adverse weather conditions during the quarter. We attribute this to our strategic efforts to enhance our operating performance and improve net wins per machine in this market. These efforts include: implementing, with the support of our venue owner partners, targeted marketing programs; the redeployment, when possible, of our gaming equipment assets from lower to higher performing venues in the market; and greater overall revenue sharing in this market due to our acquisition of a higher revenue sharing interest in one of our most promising venues in October 2011.

With regard to our other products segment, over the last several years we have made a strategic shift in focus of this division towards the higher-margin potential gaming chips and plaques, which feature a wide range of product offerings with state-of-the-art security features. With a focus on marketing and investment in product development, we have significantly improved the top-line performance of this business and better positioned these operations to capitalize on the future growth opportunities for gaming chips and plaques in our target markets.

We posted strong improvement in sales of our gaming chips and plaques for the three-month period ended September 30, 2012 compared to the prior year period due to higher customer reorders, which included $1.6 million in revenue for the partial delivery of a large order to an existing customer in Australia. The pipeline for the three-month period ending December 31, 2012 is attractive as well with announced orders for approximately $1.9 million in revenue, which include approximately $600,000 for the completion of the above-mentioned large order and approximately $1.3 million to supply a new casino in the Philippines.

We are focused on enhancing the profitability of our gaming chip and plaque operations in the future. Higher labor costs associated with the relatively short lead time and production inefficiencies related to the first time utilization of new in-house production processes for the above-mentioned large order negatively impacted gross margins for these operations during the three-month period ended September 30, 2012. However, through continued efforts to improve our manufacturing capacity and efficiency, acquired experience in new in-house production processes and planned cost reduction initiatives, we expect to increase operating efficiencies and automation that will drive long-term earnings improvement for these operations. These efforts are not anticipated to minimize the normal fluctuation in quarterly sales flow of this business segment.

Our consolidated revenue for the three-month period ended September 30, 2012 was approximately $7.9 million, of which revenue from our gaming and other products operations comprised 57% and 43%, respectively, of consolidated revenue. This compares to consolidated revenue of approximately $6.5 million for the three-month period ended September 30, 2011, of which revenue from our gaming and other products operations comprised 68% and 32%, respectively, of consolidated revenue.

Revenue from our gaming operations for the three-month period ended September 30, 2012 was approximately $4.5 million compared to approximately $4.4 million in the prior year period. Revenues from gaming operations during the three-month period ended September 30, 2012 included approximately $340,000 of casino revenue from Dreamworld Casino (Pailin), our first casino development project which opened on May 9, 2012. Gaming revenue declined approximately $718,000 for the third quarter of 2012 compared to three-month period ended June 30, 2012, primarily due to lower average net wins per machine for our slot operations at NagaWorld for the reasons discussed above. Gross margin for our gaming operations declined to 34% in the three-month period ended September 30, 2012 compared to 52% in the prior year period. The decline was the result of higher costs associated with general operating expenses for our new casino operations as related revenues are still ramping up.

Cash flow provided by operations was approximately $1.5 million for the three-month period ended September 30, 2012 compared to approximately $2.6 million in the prior year period. Adjusted EBITDA (as defined below) was approximately $2.3 million for the three-month period ended September 30, 2012 compared to approximately $2.8 million in the prior year period. The declines were principally due to lower revenue from our slot operations as a result of lower average daily net wins per machine at our operations in NagaWorld and higher general operating costs associated with our new casino operations.

Our recurring cash flow from operations along with our established market presence provides us a solid foundation from which to expand our gaming operations to include the development and operation of casinos and slot clubs under our “Dreamworld” brand in certain emerging gaming markets in Indo-China. We believe this expanded business model will allow us the potential for higher long-term incremental returns on our operations given the ability to collect a greater percentage of the gaming revenue compared to our existing slot contracts. In addition, it provides us greater long-term control over our operations.

We opened our first casino project, Dreamworld Casino (Pailin), located in the Pailin Province of Northwestern Cambodia near the Thailand border in May 2012. We have two other development projects in the pipeline, Dreamworld Club (Poipet), a slot club project located in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand border, and Dreamworld Casino (Kampot), a casino project located in the Kampot Province of Southwestern Cambodia near the Vietnam border.

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

The initial phase of Dreamworld Casino (Pailin) measures approximately 16,000 square feet (1,448 square meters) and includes 30 table games and 50 EGMs. Of the 30 table games, four are housed within designated VIP facilities, which have not yet opened. The Pailin Land Owner also owns property adjacent to Dreamworld Casino (Pailin) measuring nearly 250,000 square feet (23,160 square meters). We have an option to lease this adjacent property at a future date and use it to develop additional phases of the Dreamworld Casino (Pailin). Such additional phases are intended to include expanded casino operations and complementary facilities such as hotel rooms, a spa and other entertainment amenities.

Total capital expenditures for the initial phase of Dreamworld Casino (Pailin) were approximately $2.5 million, which was paid solely by us from our internal cash resources.

We opened the mass market floor of Dreamworld Casino (Pailin) on May 9, 2012. We expedited the opening date in the second quarter of 2012 to fast-track the operation of the casino’s mass market floor and establish our presence in the local market. We have recently improved and expanded our senior operations team at Dreamworld Casino (Pailin) and implemented a number of new marketing initiatives to ramp up operations of the mass market floor. In addition, we continue to actively pursue opportunities to partner with local gaming promoters for its VIP rooms and expect to open these facilities in the next several months. By utilizing gaming promoters, we expect to improve high net worth player traffic in the VIP rooms while minimizing the downside risk and volatility as the promoters typically share in wins and losses and assume the credit risk.

Given the early stage of these operations and the fact that the casino is not yet fully operational, we believe that results are not normalized. However, with the recent implementation of broader marketing programs and upcoming plans to open the casino’s VIP facilities, we expect to establish normalized operating results within the next two or three quarters.

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

Under the terms of the Poipet Agreement, the Poipet Local Partner will allocate part of its land with an area of approximately 16,000 square feet (1,500 square meters) to us to develop and construct, at our own design, budget and cost, of a slot venue capable of placing and operating approximately 300 EGMs. Upon completion of Dreamworld Club (Poipet) we will have the exclusive rights to operate and manage the venue and EGMs therein. We and the Poipet Local Partner will split the win per unit per day from all the EGMs placed by us at Dreamworld Club (Poipet) and certain operating costs related to marketing and floor staff on a respective basis of 40%/60%. The initial project term is five years beginning from the commercial launch of the slot hall with an option to renew for an additional five years subject to the achievement of certain financial milestones during the initial five-year period.

Total capital expenditures for Dreamworld Club (Poipet), which principally include the development and construction of the facility and gaming equipment, are projected to be approximately $7.5 million, including an estimated $5.0 million to source top-of-the-line EGMs. We expect to provide the required EGMs through the purchase of new and used machines as well as those from our inventory. We are responsible for all capital expenditures for Dreamworld Club (Poipet), which we intend to fund through our internal cash resources.

We commenced construction for Dreamworld Club (Poipet) in August 2012 and remain on track to open in the first quarter of 2013 ahead of the Thai New Year.

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

We presently intend to resume development of Dreamworld Casino (Kampot) in the second half of 2013.

In addition to the above-mentioned projects, we continue to selectively pursue additional casino and gaming development projects with a focus on the Indo-China region. However, there is no guarantee we will be successful in signing new projects. We also own a parcel of land with total area of approximately seven acres (30,000 square meters) in the Takeo Province of Cambodia near the Vietnam border and were granted in-principle approval to build and open a casino-hotel in the Takeo Province by the Cambodian government. At the present time, we do not expect to commit significant capital to a hotel-casino project on this land in order to divert our available capital to the development of Dreamworld Club (Poipet) and other ongoing projects, which we believe will offer greater short- and medium-term return potential. Our future development plans for this land will be dependent on our available capital and local market conditions at that time.

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

The following is a schedule summarizing operating results on a consolidated basis and separately by each of our two operating segments, namely, gaming operations and other products, for the three-month and nine-month periods ended September 30, 2012 and 2011.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands, except per share data)	2012	2011	2012	2011
Total:
Revenues	$7,851	$6,492	$22,538	$19,445
Gross profit	$1,791	$2,461	$7,101	$7,570
Gross margin percentage	23%	38%	32%	39%
Adjusted EBITDA(1)	$2,308	$2,834	$8,342	$9,185
Operating (loss)/income	$(27)	$638	$1,190	$1,933
Net income	$43	$647	$1,499	$1,646

Earnings per share:
Basic	$—	$0.02	$0.05	$0.06
Diluted	$—	$0.02	$0.05	$0.06

Weighted average shares outstanding
Basic	29,926	29,688	29,915	29,350
Diluted	31,129	29,982	30,793	29,631

Gaming:
Revenues	$4,480	$4,379	$14,634	$13,097
Gross profit	$1,521	$2,270	$6,556	$6,806
Gross margin percentage	34%	52%	45%	52%

Other products:
Revenues	$3,371	$2,113	$7,904	$6,348
Gross profit	$270	$191	$545	$764
Gross margin percentage	8%	9%	7%	12%

(1)	“Adjusted EBITDA” is earnings before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income/(loss), Adjusted EBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Our calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of EBITDA, as adjusted, to the net income is provided below.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2012	2011	2012	2011
Net income — GAAP	$43	$647	$1,499	$1,646
Interest expense and finance fees	20	105	109	305
Interest income	(4)	(20)	(32)	(61)
Income tax expenses/(benefit)	34	(71)	124	169
Depreciation and amortization	2,052	1,958	5,884	5,737
Stock-based compensation expenses	123	215	675	1,237
Impairment of assets	42	—	114	—
(Gain)/Loss on dispositions	(2)	—	(31)	152
EBITDA, as adjusted	$2,308	$2,834	$8,342	$9,185

Total revenues increased approximately $1.4 million to $7.9 million for the three-month period ended September 30, 2012 compared to approximately $6.5 million in the same period of the prior year due to increases in both operating segments. Revenue from our gaming division increased primarily as a result of incremental revenue from Dreamworld Casino (Pailin) as well as from our new slot operations at Thansur Bokor, both of which opened in May 2012. The increase was partially offset by decreased revenue from our slot operations due to lower average daily net wins per machine at our operations in NagaWorld. Revenue from other products division increased as a result of increased sales of gaming chips and plaques to existing customers.

Gross profit decreased approximately $670,000 to $1.8 million for the three-month period ended September 30, 2012 compared to approximately $2.5 million in the same period of the prior year primarily as a result of the decrease in revenue from our slot operations and higher gaming expenses related to the general operations of our new casino operations.

Operating income decreased approximately $665,000 to a loss of $27,000 for the three-month period ended September 30, 2012 compared to approximately $638,000 in the same period of the prior year. The decrease in operating income was primarily the result of lower gross profit from our gaming operations.

Net income decreased approximately $604,000 to $43,000 for the three-month period ended September 30, 2012 compared to approximately $647,000 for the same period in the prior year. The decrease in net income was primarily the result of lower overall gross profit partially offset by lower stock-based compensation and interest expense and foreign currency gains compared to losses in the same period of the prior year.

Total revenues increased approximately $3.1 million to $22.5 million for the nine-month period ended September 30, 2012 compared to approximately $19.4 million in the same period of the prior year due to increases in both operating segments. Revenue from our gaming division increased primarily as a result of higher average net win per machine from our slot operations during the first six months of 2012 and incremental revenue from Dreamworld Casino (Pailin) and our slot operations in Thansur Bokor. Revenue from our other products division increased primarily as a result of increased orders of gaming chips and plaques from existing and new customers partially offset by a decline in sales for non-gaming products.

Gross profit decreased approximately $469,000 to $7.1 million for the nine-month period ended September 30, 2012 compared to approximately $7.6 million in the same period of the prior year as a result of higher total expenses related to our new casino operations compared to the prior year period and general decline in gross profit in the third quarter of 2012. This decrease was also attributable to lower gross margin from our other products operations as a result of strategic pricing of gaming products, higher production and additional labor costs associated with the large gaming chip order in the three-month period ended September 30, 2012 and lower absorption of fixed production costs due to lower production volumes of non-gaming products.

Operating income decreased approximately $743,000 to $1.2 million for the nine-month period ended September 30, 2012 compared to approximately $1.9 million in the same period of the prior year. The decrease in operating income was primarily the result of lower gross profit from our gaming and other products operations and higher selling and administrative expense, which are further discussed below.

Net income decreased approximately $147,000 to $1.5 million for the nine-month period ended September 30, 2012 compared to approximately $1.6 million for the same period in the prior year. The decrease in net income was primarily the result of lower overall gross profit, higher selling, general and operating expenses and the impairment of assets in the nine-month period ended September 30, 2012. This was partially offset by lower stock-based compensation and interest expense and gains on foreign currency and the disposition of assets compared to respective losses in the same period of the prior year.

Gaming Operations

Revenues from our gaming operations consisted of slot (formerly referred to as participation) and Dreamworld Casino (Pailin) operations.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands, except per unit data)	2012	2011	2012	2011
Net revenue to the Company
Cambodia slot operations	$3,269	$3,531	$11,140	$10,608
Philippines slot operations	871	848	2,941	2,489
Net revenue from slot operations	4,140	4,379	14,081	13,097
Dreamworld Casino (Pailin)	340	—	553	—
Consolidated total	$4,480	$4,379	$14,634	$13,097

Slot operations average net win/unit/day(1)
Cambodia slot operations(2)	$175	$233	$208	$236
Philippines slot operations	$74	$68	$73	$62
Consolidated total	$132	$145	$145	$142

	September 30,
	2012	2011
EGM seats in operation
Cambodia slot operations	839	715
Philippines slot operations	581	780
EGM seats in slot operations	1,420	1,495
Dreamworld Casino (Pailin)	50	—
Consolidated total	1,470	1,495

(1)	Average net win figures (“WUD”) only include EGM seats in operation in our slot operations. They exclude EGM seats in operation during venues’ soft launch opening periods, if applicable, and apply cash payments for venues for which revenue is recognized on a cash basis. During the three-month period ended September 30, 2012, one venue in the Philippines recognized revenue on a cash basis. During the nine-month period ended September 30, 2012, one venue in Cambodia operated during a soft launch and one venue in the Philippines recognized revenue on a cash basis. Including these seats and revenue recognized on an accrual basis would not have had a material impact on the WUD for the three-month and nine-month periods ended September 30, 2012. During the three-month and nine-month periods ended September 30, 2011, one venue in Cambodia operated during a soft launch and one venue in the Philippines recognized revenue on a cash basis. Had these seats been included and revenue recognized on an accrual basis, WUD would have been $215 for Cambodia, $66 for Philippines and $137 for the consolidated average and $218, $60 and $133, respectively for the three-month and nine-month periods ended September 30, 2011.

(2)	Thansur Bokor, which officially opened May 3, 2012, has had a negative impact on the average WUD in Cambodia for the three-month and nine-month periods ended September 30, 2012 as these operations are still in the ramp up stage.

Revenue from our gaming operations during the three-month period ended September 30, 2012 increased approximately $101,000 to $4.5 million compared to approximately $4.4 million in the same period of the prior year. The increase in revenue was primarily the result of incremental revenue from our new casino, Dreamworld Casino (Pailin) and new slot operations at Thansur Bokor, both of which officially opened in May 2012, as well as higher average daily net wins per machine and revenue sharing from our Philippines slot operations. The increase was partially offset by decreased revenue from our slot operations at NagaWorld due to lower average net win per machine. The decrease in average net win per machine at our operations in NagaWorld had a greater impact on sequential quarterly revenue performance, as gaming revenue declined approximately $718,000 for the third quarter of 2012 compared to the prior quarter.

Gross profit from gaming operations decreased approximately $749,000 to $1.5 million for the three-month period ended September 30, 2012 compared to approximately $2.3 million in the same period of the prior year as a result of lower revenue from our slot operations at NagaWorld and higher cost of gaming operations primarily related to general operations expenses from our new casino operations compared to the prior year period. Cost of gaming operations for the three-month period ended September 30, 2012 included approximately $1.2 million of depreciation of gaming equipment, $617,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $1.1 million of other operating expenses compared to approximately $1.3 million depreciation of gaming equipment, $616,000 amortization of a casino contract and $240,000 of other expenses for the three-month period ended September 30, 2011.

Revenue from our gaming operations during the nine-month period ended September 30, 2012 increased approximately $1.5 million to $14.6 million compared to approximately $13.1 million in the same period of the prior year. The increase in revenue was primarily the result of higher average net wins per machine at NagaWorld for the six-month period June 30, 2012 and for our Philippines slot operations driven by targeted marketing and higher average revenue sharing in the Philippines and incremental revenue from Dreamworld Casino (Pailin) and Thansur Bokor.

Gross profit from gaming operations decreased approximately $250,000 to $6.6 million for the nine-month period ended September 30, 2012 compared to approximately $6.8 million in the same period of the prior year as revenue from our gaming operations increased with relatively a higher increase in cost of gaming expenses due to higher general operating and start-up costs associated with the new casinos operations compared to the prior year period. Cost of gaming operations for the nine-month period ended September 30, 2012 included approximately $3.5 million of depreciation of gaming equipment, $1.8 million of amortization of casino contracts, $189,000 of amortization of other gaming related intangibles and $2.5 million of other operating expenses compared to approximately $3.6 million depreciation of gaming equipment, $1.8 million amortization of casino contracts and $809,000 of other expenses for the nine-month period ended September 30, 2011.

As of September 30, 2012, we had a total of 1,882 EGM seats of which 412 were held in inventory and 1,470 were in operation. Of the 1,470 EGM seats in operation, 889 were in operation in three venues in Cambodia and 581 were in operation in three venues in the Philippines.

	September 30, 2012		December 31, 2011
(amounts in thousands, excepts units data)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1,2)	1,470	$5,680	1,477	$6,204
EGMs and systems held for future use	412	1,480	412	2,685
Total EGMs and systems	1,882	$7,160	1,889	$8,889

(1)	Included 12 EGM seats, which are currently in operation on trial basis subject to achieving certain performance objectives prior to acceptance. As a result, their carrying value was not represented above.

(2)	Included both slot and Dreamworld Casino (Pailin) operations.

Due to our ongoing efforts to improve the returns on our slot operations, we have refined our operating machine base to focus on those venues with the greatest potential. In July 2012, we terminated two slot contracts with a total of 100 EGM seats. We recorded a non-cash impairment charge of $42,000 during the three-month period ended September 30, 2012, primarily related to the termination of under-performing slot contracts as further described below. Approximately 22 EGM seats from these above-mentioned terminated contracts have been redeployed to other higher potential venues. There were minimal costs associated with the termination of these contracts and it is expected the loss of these operations will not have any material impact on our future revenue.

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

Our current operations at NagaWorld are governed under a Machines Operation and Participation Consolidation Agreement dated December 31, 2009, which was subsequently amended on May 25, 2010. Under the terms of these agreements, we and NagaWorld control the operation of a total of 670 of our EGMs, including floor staff and respective audit rights. We and NagaWorld split the win per unit per day from all the 670 EGMs and certain operating costs related to marketing and floor staff on a respective basis of 25%/75%. Win per unit per day from all the 670 EGMs are settled and distributed daily to us. The 670 EGM seats are under contract for a term of six years commencing March 1, 2010. Average net win per machine for our operations in NagaWorld were $216 for the third quarter of 2012 compared to $233 in the prior year period.  Based on our current information and our performance for October 2012, we believe that the decline in the third quarter of 2012 net wins was due to normal fluctuation.

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

Thansur Bokor held its soft opening on March 28, 2012, at which time we had 87 EGM seats in operation. The grand opening was held on May 3, 2012, at which time we had approximately 200 EGM seats in operation. Subsequently, we determined it was appropriate to adjust the machine mix to maximize long-term performance and, in June, removed 70 EGM seats. These seats were replaced in July 2012 with redeployed machines from recently closed venues. We expect to ramp up to 250 seats in the future. Under the terms of the agreement, we and Sokha split the gross win and certain operating expenses on a respective basis of 27/73%. We collect our share of the gross win on a semi-monthly basis and settle our share of the operating costs on a monthly basis. The contract duration is five years commencing in May 2012.

Our total capital expenditures for this project are projected to be approximately $2.0 million, which primarily include the purchase of new and used machines. As of September 30, 2012, we had incurred approximately $1.1 million in capital expenditures for this project and the remainder is expected to be funded from our internal cash resources.

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

On May 9, 2012, we expanded our gaming operations in Cambodia to include casino operations with the opening of our first casino development project, Dreamworld Casino (Pailin). In an effort to expedite the opening of Dreamworld Casino (Pailin), we initially opened the mass market floor, which includes 26 table games and 50 EGM seats. Dreamworld Casino (Pailin) also includes two VIP rooms with a total of four tables and the VIP rooms have yet to open.

During the three-month period ended September 30, 2012, Dreamworld Casino (Pailin) contributed approximately $340,000 to total gaming revenues. We have recently improved and expanded our senior operations team at Dreamworld Casino (Pailin) and implemented a number of new marketing initiatives to ramp up operations of the mass market floor. In addition, we continue to actively pursue opportunities to partner with local gaming promoters for its VIP rooms and expect to open these facilities in the next several months. By utilizing gaming promoters, we expect to improve high net worth player traffic in the VIP rooms while minimizing the downside risk and volatility as the promoters typically share in wins and losses and assume the credit risk.

Given the early stage of these operations and the fact that the casino is not yet fully operational, we believe that results are not normalized. However, with the recent implementation of broader marketing programs and upcoming plans to open the casino’s VIP facilities, we expect to establish normalized operating results within the next two or three quarters.

We have two additional development projects in our pipeline, Dreamworld Club (Poipet) and Dreamworld Casino (Kampot). Dreamworld Club (Poipet) is under development and is expected to open in the first quarter of 2013 with approximately 300 EGM seats. We expect to resume development of Dreamworld Casino (Kampot) in the second half of 2013. Dreamworld Casino (Kampot) is intended to include up to 14 table games and 25 EGM seats.

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

Other Products

Other products revenue increased approximately $1.3 million to $3.4 million for the three-month period ended September 30, 2012 compared to approximately $2.1 million in the same period of the prior year. Other products revenue for the three-month period ended September 30, 2012 consisted of approximately $1.7 million in gaming chip and plaque sales and $1.7 million in non-gaming product sales compared to $241,000 and $1.9 million, respectively, in the same period of the prior year. Gaming chip and plaque sales increased mainly as a result of higher reorders from existing customers during the three-month period ended September 30, 2012, which included $1.6 million in revenue for the initial delivery of a total $2.2 million order for an existing customer. Non-gaming product sales declined primarily as a result of a softening in the Australian automotive industry, which resulted in decreased orders for related plastic components during the three-month period ended September 30, 2012.

Gross profit on other products increased approximately $79,000 to $270,000 in the three-month period ended September 30, 2012 compared to approximately $191,000 in the same period of the prior year mainly due to increased gaming chip and plaque sales. However, gross margin for the three-month period ended September 30, 2012 was negatively impacted by strategic pricing of gaming products to one of our customers, higher labor costs and production inefficiencies due to the first time utilization of a new in-house production process for one large order with a relatively short lead time and lower absorption of fixed production costs as a result of lower production volume of non-gaming products.

Other products revenue increased approximately $1.6 million to $7.9 million for the nine-month period ended September 30, 2012 compared to approximately $6.3 million in the same period of the prior year. Other products revenue for the nine-month period ended September 30, 2012 consisted of approximately $3.2 million in gaming chip and plaque sales and $4.7 million in non-gaming product sales compared to $756,000 and $5.6 million, respectively, in the same period of the prior year. Gaming chip and plaque sales increased mainly as a result of higher orders from existing and new customers during the nine-month period ended September 30, 2012. Non-gaming product sales declined primarily as a result of a softening in the Australian automotive industry, which resulted in decreased orders for related plastic components during the nine-month period ended September 30, 2012.

Gross profit on other products decreased approximately $219,000 to $545,000 in the nine-month period ended September 30, 2012 compared to approximately $764,000 in the same period of the prior year mainly due to strategic pricing of gaming products to one of our customers and negative absorption of fixed production costs as a result of lower production volume of non-gaming products. Gross margin for the nine-month period ended September 30, 2012 was negatively impacted by above factors as well as higher labor costs and production inefficiencies due to the first time utilization of a new production process for the large order booked in the three-month period ended September 30, 2012.

Operating Expenses

The schedule of expenses on a consolidated basis consisted of the following:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2012	2011	2012	2011
Selling, general and administrative expenses	$1,491	$1,492	$4,712	$3,860
Stock-based compensation expenses	123	215	675	1,237
(Gain)/loss on dispositions	(2)	—	(31)	152
Product development expenses	87	89	273	302
Depreciation and amortization	77	27	168	86
Impairment of assets	42	—	114	—
	$1,818	$1,823	$5,911	$5,637

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three-month period ended September 30, 2012 were unchanged at $1.5 million compared to the same period of the prior year. During the three-month period ended September 30, 2012, there were decreases from the prior year period of approximately $38,000 of salaries and wages expense primarily due to reduced headcount for the new operations; $60,000 in advertising, travel and entertainment expenses due to management efforts to reduce advertising and travelling expenses; and $156,000 in legal fees and training related expenses primarily due to lower consulting fees on new projects and various cost reduction initiatives. Offsetting those decreases were increases compared to the prior year period of approximately $43,000 in investor relations, consulting and accounting expenses mainly due to increased Edgar filer fees related to SEC filings and consulting fees on new projects and increased fees for accounting services; $111,000 in sales commissions primarily related to higher other products sales; $104,000 in rent, insurance, utilities, supplies, mileage and computer expenses mainly as a result of increased scale of operations and marketing activities required in relation to the new gaming projects; and $5,000 in bad debt recovery primarily related to an operating venue in Philippines for which revenue recognition had been deferred.

Selling, general and administrative expenses increased approximately $852,000 to $4.7 million for the nine-month period ended September 30, 2012 compared to $3.9 million in the same period of the prior year. Included in the $852,000 increase were approximately $204,000 of start-up costs related to the May 2012 opening of Dreamworld Casino (Pailin). The increase in selling and administrative expenses also included an increase of $179,000 of salaries and wages expense primarily due to increased headcount for the new operations and a one-time adjustment of an overprovision for 2010 bonuses during the three-month period ended March 31, 2011. Advertising, travel and entertainment expenses increased approximately $174,000 mainly as a result of increased marketing activities and travelling required in relation to the new gaming projects. Legal fees and training related expenses decreased approximately $103,000 primarily due to lower consulting fees on new projects and various cost reduction initiatives. Investor relations, consulting and accounting expenses increased $141,000 mainly due to increased Edgar filer fees related to SEC filings and consulting fees on new projects and increased fees for accounting services. Sales commission increased approximately $166,000 primarily due to higher other products sales. Rent, insurance, utilities, supplies, mileage and computer expenses increased approximately $152,000 mainly as a result of increased scale of operations and marketing activities required in relation to the new gaming projects. Bad debt recovery increased approximately $61,000 primarily related to an operating venue in Philippines for which revenue recognition had been deferred.

Stock-Based Compensation Expenses

Stock-based compensation expense decreased approximately $92,000 to $123,000 for the three-month period ended September 30, 2012 compared to $215,000 in the same period of the prior year primarily due to a decrease in average stock prices during the three-month period ended September 30, 2012 as compared to the prior year period.

Stock-based compensation expense decreased approximately $562,000 to $675,000 for the nine-month period ended September 30, 2012 compared to $1.2 million in the same period of the prior year primarily due to a one-time performance stock granted to directors and senior management in the same period of the prior year.

(Gain)/Loss on Disposition of Assets

Gain on disposition of assets was $2,000 for the three-month period ended September 30, 2012 compared to $NIL in the same period of the prior year primarily due to disposal of unproductive equipment at higher resale price.

Gain on disposition of assets was $31,000 for the nine-month period ended September 30, 2012 compared to loss on dispositions of $152,000 in the same period of the prior year primarily due to less non-performing EGMs and systems disposed at higher resale prices.

Product Development Expenses

Product development expenses decreased approximately $2,000 to $87,000 for the three-month period ended September 30, 2012 compared to approximately $89,000 in same period of the prior year mainly as a result of decreased activities for new product development for our other products division, specifically gaming chips and plaques.

Product development expenses decreased approximately $29,000 to $273,000 for the nine-month period ended September 30, 2012 compared to approximately $302,000 in same period of the prior year for the same reason as stated above.

Depreciation and Amortization Expenses

Total depreciation and amortization expenses increased approximately $50,000 to $77,000 for the three-month period ended September 30, 2012 compared to $27,000 in the same period of the prior year primarily as a result of the May 2012 opening of Dreamworld Casino (Pailin).

Total depreciation and amortization expenses increased approximately $82,000 to $168,000 for the nine-month period ended September 30, 2012 compared to $86,000 in the same period of the prior year for the same reason as stated above.

Impairment of Assets

Impairment of assets of approximately $42,000 and $114,000, respectively were recognized during the three-month and nine-month periods ended September 30, 2012 compared to $NIL in the same periods of the prior year primarily as a result of impairment of non-redeployable EGMs following the termination slot contracts for non-performing venues during the three-month and nine-month periods ended September 30, 2012.

Other Income/(Expenses)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2012	2011	2012	2011
Interest expense and finance fees	$(20)	$(105)	$(109)	$(305)
Interest income	4	20	32	61
Foreign currency gains/(losses)	55	(42)	269	(66)
Other	65	65	241	192
Total	$104	$(62)	$433	$(118)

Interest Expense and Finance Fees

Interest expense and finance fees decreased approximately $85,000 to $20,000 for the three-month period ended September 30, 2012 compared to approximately $105,000 in the same period of the prior year primarily due to the reduced notes payable to a related party as principal repayments began in July 2011.

Interest expense and finance fees decreased approximately $196,000 to $109,000 for the nine-month period ended September 30, 2012 compared to approximately $305,000 in the same period of the prior year for the same reason as stated above.

Interest Income

Interest income decreased approximately $16,000 to $4,000 for the three-month period ended September 30, 2012 compared to approximately $20,000 in the same period of the prior year primarily as a result of full settlement on overdue account receivables in prior year fourth quarter period.

Interest income decreased approximately $29,000 to $32,000 for the nine-month period ended September 30, 2012 compared to approximately $61,000 in the same period of the prior year for the same reason as stated above.

Foreign Currency Transactions

Foreign currency gains were approximately $55,000 and $269,000, respectively for the three-month and nine-month periods ended September 30, 2012 compared to losses of approximately $42,000 and $66,000 for the same periods in the prior year. The gains were primarily due to the depreciating value of United States dollar denominated payables from our Philippines operation, which the functional currency is the Philippine peso.

Other

Other income was approximately $65,000 for the three-month period ended September 30, 2012 flat with the prior year period primarily due to similar amounts of grants received from the Australian government related to the other products division, specifically with respect to the automotive components.

Other income increased approximately $49,000 to $241,000 for the nine-month period ended September 30, 2012 compared to approximately $192,000 in the prior year period primarily due to increased grants received from the Australian government related to the other products division, specifically with respect to the automotive components.

Income Tax Provisions

Effective tax rates were approximately 44.1% and (12.3)% and 7.6% and 9.3% for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively. EGT Cambodia is tax exempt, paying a fixed monthly tax rather than a tax on income. The change in effective tax rate was mainly due to an increase in EGT Cambodia’s pre-tax income in proportion to consolidated pre-tax income. We continue to review the treatment of tax losses and income generated in the future by our foreign subsidiaries to minimize taxation implication/costs.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2012	2011	2012	2011
Income tax provisions	$34	$(71)	$124	$169

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2012, we had total cash and cash equivalents of approximately $10.6 million and working capital of approximately $10.1 million. Our cash and working capital for the nine-month period ended September 30, 2012 was positively impacted by the cash received from our operations at NagaWorld but was negatively impacted by the construction and purchase of property and equipment and the purchase of EGMs for our gaming operations, the repayment of approximately $4.8 million in principal and interest on the promissory note issued to EGT Entertainment Holding and expenses associated with our Dreamworld development projects.

From October 1, 2012 to the date of this filing, our working capital position has been positively impacted by cash received from our operations at NagaWorld partly offset by the repayment of approximately $1.1 million in principal and interest on the promissory note issued to EGT Entertainment Holding and the payment of approximately $200,000 associated with our casino and gaming development projects.

As part of our growth strategy for our gaming operations, we intend to incur initial planning and construction costs related to our casino and gaming development plans. In addition, we expect to purchase EGMs to supplement existing inventory and source future targeted deployment plans. Our current casino and gaming development plans for the remainder of 2012 include Dreamworld Club (Poipet). In 2013, our current casino and gaming development plans include Dreamworld Club (Poipet) and Dreamworld Casino (Kampot).

We expect Dreamworld Club (Poipet), which principally includes the development and construction of the facility and gaming equipment, will require total expenditure of approximately $7.5 million. This includes an estimated $5.0 million to source top of the line EGMs. As of the date of this report, we have incurred and committed approximately $4.9 million in capital expenditures in the development of this project. We also continue to pursue other new gaming projects however, there is no guarantee we will successfully secure any of these new projects.

We presently expect that our capital expenditures for the remainder of 2012 based on our current contractual commitments will be approximately $3.3 million exclusive of the approximate $530,000 final loan principal and interest payment to be made to EGT Entertainment Holding on December 1, 2012. These capital expenditures include approximately: $2.3 million for the development of Dreamworld Club (Poipet); approximately $400,000 for EGM purchases, which includes upgrades and general maintenance; and approximately $600,000 for the improvement of our manufacturing capacity and efficiency for our gaming chips and plaques.

We presently expect that our capital expenditures for the 2013 based on our current contractual commitments will be approximately $9.0 million. These capital expenditures include approximately: $6.0 million for our casino and gaming development operations including the development of Dreamworld Club (Poipet), Dreamworld Casino (Kampot) and general maintenance for Dreamworld Casino (Pailin); approximately $2.0 million for EGM purchases, which includes upgrades and general maintenance; and approximately $1.0 million for the improvement of our manufacturing capacity and efficiency for our gaming chips and plaques.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our capital expenditures for the development of Dreamworld Club (Poipet) and Dreamworld Casino (Kampot), the purchase of EGMs, the expansion, enhancement of Dolphin manufacturing plant and final repayments in 2012 under the promissory note issued to EGT Entertainment Holding through 2013.

As noted above, however, we continue to pursue additional casino and gaming projects. While there is no guarantee we will be successful in obtaining additional projects, if we were to secure one or more of these projects our capital expenditures for 2013 would increase beyond $9.0 million currently contemplated. At this time, we are unable to predict the amount of additional capital expenditures that could be required in 2013 for these potential projects. Where possible, we intend to fund our casino and gaming projects from our cash flow from operations and cash on hand. Further, we will seek to structure the development of these projects in phases to better control and pace the related expenditure of capital. However, should we commit to large projects or to the concurrent development of multiple casinos and gaming projects, we may need to acquire additional capital. We would endeavor to obtain any required additional capital from various financing sources including commercial debt financing and the sale of our debt or equity securities. However, there are no commitments or arrangements in place as of the date of this report for our receipt of additional capital and there is no assurance we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flows Summary

	Nine-Month Periods Ended September 30,
(amounts in thousands)	2012	2011
Cash provided by/ (used in):
Operations	$7,443	$7,585
Investing	(4,771)	(1,865)
Financing	(4,929)	(1,577)
Effect of exchange rate change in cash	128	(52)
	$(2,129)	$4,091

Operations

Cash provided by operations was approximately $7.4 million for the nine-month period ended September 30, 2012 compared to approximately $7.6 million in the same period of the prior year. The decrease in cash provided by operations was primarily due to higher gaming expenses from our casino operations partially offset by the increase of daily net win and collection from NagaWorld and improved working capital management.

Investing

Cash used in investing activities was approximately $4.8 million for the nine-month period ended September 30, 2012 compared to approximately $1.9 million in the same period of the prior year. The increase in cash used in investing activities was mainly a result of the capital expenditures related to the construction of Dreamworld Casino (Pailin) and Dreamworld Club (Poipet), investment in improving our Dolphin manufacturing plant as well as the purchase of more EGMs and related systems in the nine-month period ended September 30, 2012.

Financing

Cash used in financing activities was approximately $4.9 million for the nine-month period ended September 30, 2012 compared to approximately $1.6 million in the same period of the prior year. The increase was primarily a result of repayments of the notes payable to EGT Entertainment Holding (see Note 14), as principal repayments began in July 2011.

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

Item 4.  Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2012.

(b)   Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	November 14, 2012	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	November 14, 2012	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Chief Accounting Officer

