Form 10-K
period 2012-12-31
Entertainment Gaming Asia Inc.
filed 2013-03-28
CIK 1004673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

+ 852-3151-3800

(Registrant’s telephone number, including area code)

Securities to be registered under Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which registered
Common Stock	Nasdaq Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $34,977,516

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 30,024,662 shares as of March 15, 2013.

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

GENERAL

Entertainment Gaming Asia Inc. is engaged in: (i) slot operations (formerly referred to as participation operations), which include the ownership and leasing of electronic gaming machines (EGMs) in resorts, hotels and other venues in Pan-Asia placed on a revenue sharing basis with venue owners; (ii) the development and operation of regional casinos and gaming clubs in the Indo-China region under our “Dreamworld” brand; and (iii)  the design, manufacture and distribution of gaming chips and plaques. We previously were engaged in the design, manufacture and distribution of other plastic products, primarily for the automotive industry; however, we sold these legacy operations in March 2013.

For our slot business, we utilize our operational experience, established market presence and key relationships to identify and develop new gaming venues, acquire EGMs, casino management systems and other gaming peripherals directly from manufacturers, dealers and suppliers and install the same in our contracted venues. In addition, we assist the venue owners in brand-building and marketing promotions. For certain of our slot contracts, such as with NagaWorld Resorts and Sokha Hotels and Resorts in Cambodia, we also function as a manager of the EGM operations. In these venues, we jointly manage with the relevant casino owner the slot floor operations and design marketing programs and slot promotions for our designated gaming spaces. We also hire, train and manage the floor staff and set high expectations on the level of customer service.

In May 2010, we announced our intention to expand our gaming operations and become an owner and operator of regional casinos and gaming clubs under the “Dreamworld” brand in select emerging gaming markets in Indo-China. We believe this expanded business strategy allows us the potential for higher long-term incremental returns on our operations given the ability to collect a greater share of the net win compared to our existing slot contracts. In addition, it provides us with greater long-term control over our operations.

Pursuant to this growth strategy, in May 2012, we opened Dreamworld Casino (Pailin) in the northwestern province of Pailin in Cambodia near the border of Thailand and, in March 2013, soft opened our second project, Dreamworld Club (Poipet), in the northwestern province of Banteay Meanchey in Cambodia near the Thailand border. We also have a third project in the pre-construction phase in the southern province of Kampot near the border of Vietnam.

In addition to our core gaming operations, we develop, manufacture and distribute high-frequency RFID and traditional non-RFID gaming chips and plaques under our Dolphin brand.

We have offices in Hong Kong, the Philippines and Cambodia, and up to March 2013 in Australia.

Our mailing address in the United States is:

Entertainment Gaming Asia Inc.

40 E. Chicago Avenue, #186

Chicago, Illinois, 60611

USA

The telephone number in the United States is (312) 867-0848.

During the fiscal year ended December 31, 2012, we owned or had rights to certain trademarks that we used in connection with the sale of our products, including, but not limited to Dolphin™ and we made applications for the trademark “Dreamworld” in certain Indo-Chinese countries. Other than the aforesaid trademarks, this report also makes reference to trademarks and trade names of other companies.

RECENT DEVELOPMENTS

During the fiscal year ended December 31, 2012 and through the date of this report, we have carried out the following corporate actions and transactions:

We sold our non-gaming manufacturing operations in Australia and commenced the relocation of the production of our Dolphin gaming chips and plaques to Hong Kong. On February 22, 2013, we entered into a Share Sale Agreement pursuant to which we sold the portion of our business dedicated to the manufacture and sale of non-gaming plastic products, mainly automotive parts. In connection with the sale of our non-gaming plastic products operations, we also commenced the relocation of our gaming chips and plaques operations from Melbourne, Australia to Hong Kong.

Pursuant to a Share Sale Agreement, we agreed to sell to our former general manager of operation all of the share capital of Dolphin Products Pty Limited (“Dolphin Australia”), an Australian company through which we have conducted both our gaming chips and plaques operations and our non-gaming plastic products operations since 2006. Prior to the completion of the sale, we transferred out of Dolphin Australia to Elixir Gaming Technologies (Hong Kong) Limited and a newly formed Dolphin Products Limited in Hong Kong, both of which are subsidiaries wholly-owned by us, all working capital on hand and all business and assets that relate to the gaming chip and plaque production operations, including but not limited to, the equipment and tooling, finished goods, work-in-progress, raw materials, business orders, technology know-how, and related intellectual property rights.

Total consideration for the sale of these assets was AUD350,000, which was paid on March 28, 2013 upon completion of the transaction. For a period of up to five years after the completion of the sale, the non-gaming operations under the new ownership will not be permitted to engage in the gaming business in Australia and certain countries in Asia. We terminated the employment of all existing Dolphin Australia employees, including the said general manager of operations, and paid the severance costs as part of the transaction.

We expect to incur one-time cash costs associated with the sale and relocation, which include severance and new facility set-up, of approximately $1.7 million, net of the consideration received for the sale of the non-gaming manufacturing assets. These costs will be incurred in 2013 and will be funded from our available working capital. We expect the new Dolphin facility in Hong Kong to commence operations in the second quarter of 2013 and that there should be minimal to no disruption in fulfilling gaming chip and plaque orders during the transition of the relocation.

During 2012, we made investments in new equipment and the development of in-house manufacturing processes for Dolphin Australia to improve production efficiency and capacity. The benefits of those investments will be retained and transferred to the new Hong Kong facility. The relocation of gaming chip and plaque production to Hong Kong is anticipated to further enhance production efficiencies, escalate the development of our product range and high-security features by availing us to greater high-tech resources, improve monitoring and controls, and reduce estimated annual overhead costs by approximately $1.0 million. The cost reductions are primarily related to payroll due to lower average hourly casual labor rates in Hong Kong compared to Australia and administration by consolidating certain support functions. We believe these efforts will enable us to maintain the price competitiveness of our gaming products and broaden and deepen our customer relationships in the growing gaming markets in Asia.

As of December 31, 2012, we were debt free. As of December 31, 2012, we had extinguished all debt related to our Trade Credit Facility Agreement (the “Facility Agreement”) with the Company’s principal shareholder, EGT Entertainment Holding Limited (“EGT Entertainment Holding”).

On April 21, 2008, we entered into the Facility Agreement with Elixir International Limited (“Elixir International”), a company that used to be a wholly-owned subsidiary of EGT Entertainment Holding. Upon entering into the agreement, we issued the first note pursuant to the terms of the Facility Agreement in the principal amount of $15.0 million (the “Initial Advance”). The Initial Advance extinguished a then trade payable of an equivalent amount to Elixir International with respect to EGMs previously acquired.

As a result of the disposal of Elixir International by EGT Entertainment Holding, Elixir International assigned and novated all its rights and obligations under the Facility Agreement and the related promissory note (as amended) to EGT Entertainment Holding in April 2010.

Subsequent to its origination, the Facility Agreement was amended three times, mostly recently on May 25, 2010 on which date we entered into Amendment No.3 to the Facility Agreement with EGT Entertainment Holding (the “Third Amendment”), pursuant to which we issued a new note (the “Third Amended Note) to replace the previous terms. Under the payment schedule of the Third Amended Note, the outstanding principal balance of $9.2 million and the interest accrued thereon were restructured in the following manner: (a) the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of $458,000 was to be paid by us in a lump sum payment on July 1, 2010; (b) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, we were to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (c) we were to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, during the year ended December 31, 2012, we paid all of the remaining principal and interest on the note in the total amount of approximately $6.2 million and $143,000, respectively, to EGT Entertainment Holding.

We elected to transfer the listing of our common stock to the NASDAQ Capital Market exchange from the NYSE MKT. On December 20, 2012, we were approved for listing on the NASDAQ Capital Market under our current ticker “EGT.” Trading of our common stock on the NYSE MKT terminated on December 28, 2012 and our shares commenced trading on the NASDAQ Capital Market the following trading day, December 31, 2012.

The decision to move to the NASDAQ from the NYSE MKT was voluntary and we were in full compliance with the NYSE MKT’s listing rules. We believe that the move will provide shareholders strong execution and improved potential liquidity through NASDAQ's advanced trading technologies. Further, we believe that it will afford us greater visibility within the investment community, facilitating new opportunities to expand our institutional shareholder base.

We elected to effect a reverse split of our common stock to improve marketability and visibility for our stock. On June 12, 2012 before the market opened, we effected a 1-for-4 split of our common stock and corresponding decrease in the number of authorized shares of common stock (the “Reverse Split”). Our shares continued to trade under the symbol EGT but under a new CUSIP number 29383V 206.

The Reverse Split reduced the number of shares of outstanding common stock from approximately 120 million pre-split to approximately 30 million post-split. The number of authorized shares of common stock was reduced from 300 million to 75 million. Proportional adjustments were made to our stock options and equity compensation plans. All fractional shares were rounded up to the nearest whole number and the Reverse Split did not negatively affect any of the rights that accrue to holders of our common stock or options.

We elected to effect the Reverse Split as part of our efforts to better align the stock price with our accomplishments and future growth potential. We believe this transaction will broaden our shareholder base and increase the appeal of the stock to institutional investors. Further, it should provide benefits to our shareholders by facilitating lower transaction costs and improved trading liquidity in the stock.

We opened our first casino development project, Dreamworld Casino (Pailin). On July 12, 2011, we formed a new company, of which we are the sole owner, to develop and operate Dreamworld Casino (Pailin). Dreamworld Casino (Pailin) is constructed on land leased from a local land owner (the “Pailin Land Owner”). Pursuant to the relevant agreements, the Pailin Land Owner is entitled to receive a fair monthly rental fee and 20% of the Dreamworld Casino (Pailin)’s profit before depreciation (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the casino’s revenue). The initial lease term is 20 years, which commenced in September 2011, and is subject to renewal by the parties in writing.

Dreamworld Casino (Pailin) currently has an area of approximately 16,000 square feet (1,448 square meters), which includes 30 table games and 52 EGMs. Of the 30 table games, four are housed within designated VIP facilities, which have not yet opened. Total capital expenditures to-date for Dreamworld Casino (Pailin) were approximately $2.5 million and were paid solely from internal cash resources.

We opened the mass market floor of Dreamworld Casino (Pailin) on May 9, 2012. We expedited the opening date in the second quarter of 2012 to fast-track the operation of the casino’s mass market floor and establish our presence in the local market. We have recently improved and expanded our senior operations team at Dreamworld Casino (Pailin) and implemented a number of new marketing initiatives to ramp up operations of the mass market floor. Dreamworld Casino (Pailin) contributed $1.8 million to total gaming revenue for the year ended December 31, 2012.

GAMING BUSINESS

Overview

Since September 2007, our primary business model has focused on the ownership and leasing of EGMs placed with venue owners on a revenue sharing basis within certain countries in Pan-Asia and, currently, our primary focus is on the gaming operations located in Cambodia and the Philippines (“slot operations”). By utilizing our developed operational experience and established market presence and key relationships, we identify and secure venues for the placement of EGMs and, where warranted, casino management systems that track game performance and provide statistics on each installed EGM owned and leased by us.  We contract with the venue owners or operators for the placement of the EGMs on a revenue sharing basis. In addition, we acquire and install the EGMs and other gaming systems and peripherals at the relevant gaming venues.

In May 2010, we announced the expansion of our gaming operations to include the development and operation of regional casinos and gaming venues under the “Dreamworld” brand in select emerging gaming markets in Indo-China (“casino projects”). Our first project, Dreamworld Casino (Pailin), as reported above, opened in May 2012.

Slot operations and casino projects comprised approximately 57% and 5%, respectively, of our consolidated revenues for the year ended December 31, 2012.

Slot Operations

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

We utilize EGMs from leading manufacturers, including Aristocrat Technologies, International Game Technology, and WMS Gaming. As of December 31, 2012, we had an inventory of 455 EGMs suitable for deployment and believe, given our casino development plans, that we will need to supplement our existing inventory with the purchase of a certain number of new and used EGMs from cash on hand and cash from operations over the next twelve months.

We help market, design and develop the gaming venues of the venue owners to whom we lease our EGMs and related systems. We contract with the venue owners for the leasing and maintenance of the EGMs on a revenue sharing basis. We provide the development and implementation of various related gaming services in the Pan-Asia region which include:

•	Developing the technical and network design, layout and overall space configuration of the gaming floor in order to best utilize and leverage the available space and present an appealing environment to customers; and

•	Selecting the optimal mix of EGMs for the property to optimize the economic potential of the gaming floor and overall experience for the venue owners’ customers.

We assist the venue owners by recruiting and training the necessary gaming floor personnel for the operations and maintenance of the EGMs and back-of-the-house accounting. In most cases, the gaming floor staff are our employees although their salaries and related expenses are shared by the venue owners and us according to the same revenue sharing ratio as agreed under the relevant participation agreements.  In addition, we maintain all performance data and provide ongoing technical and operations support in order to optimize game performance throughout the gaming floor.

Our slot operations revenue and gross margin are influenced by a number of factors, including the number and type of EGMs in service, the levels of play and the revenue sharing percentages. Our cost of sales includes depreciation and amortization, joint cost sharing (primarily, in the event our contract dictates we are involved in the management of the floor operations) and other installation and maintenance costs of the EGMs.

As of December 31, 2012, our slot operations were concentrated in Cambodia and the Philippines. In Cambodia, we had a total of 824 EGM seats in operation in two venues. In the Philippines, we had a total of 581 EGM seats in operation in three venues.

Competition

The global gaming industry is highly competitive. Our competitors principally include private companies in Cambodia and both public and private companies in the Philippines with operations focused on the Asian market. Part of our operating strategy includes addressing markets and customers where we face less competition and entry barriers are higher due to several factors including:

•	United States Gaming Laws: All of the major gaming equipment suppliers are licensed by a large number of United States regulatory agencies. In order for one of these companies to enter the markets we serve in Asia on a direct revenue sharing model with a foreign operator, the operator would be required to comply with various United States regulatory procedures. We are not subject to this requirement as we currently do not have any gaming licenses in the United States.

•	Local Knowledge: Through our operating experience, we have an extensive database of contacts and relationships throughout the Pan-Asia region that provides us with a unique opportunity to penetrate these under-developed markets.

Gaming Regulations and Licensing

The regulatory structures in the Asian countries where we operate our slot and casino development businesses, including the Philippines and Cambodia, are not as developed or clearly defined as the United States.  In general, all of the countries in which we currently operate our slot operations require the venue owners to obtain the necessary gaming licenses in order to operate the EGMs leased by us and we demand that all venue owners to whom we lease EGMs, being our customers in the Philippines and Cambodia, hold the required gaming licenses to operate their venues. Since our slot business model primarily focuses on leasing of the EGMs to the venue owners, technically, we are not considered to be an operator or owner of the gaming operations by the relevant authorities (although to a certain extent we have assumed some operator roles, including but not limited to the design of marketing programs, recruitment, training and management of floor staff, in certain of our venues) and thus, we are not required to obtain any form of gaming licenses in either the Philippines or Cambodia for our slot business in such jurisdictions.  However, current gaming laws, including licensing requirements and other regulatory obligations, could change or become more stringent resulting in additional regulations being imposed upon us and our EGM slot operations.  Any such adverse developments in the regulation of the gaming industry could be difficult to comply with and significantly increase our costs which, in turn, could cause our slot business to cease to be viable.

We currently hold certain licenses or approvals from the relevant government authorities of Cambodia for construction and operation of our casino projects. We hold a formal gaming license issued by the Cambodian Government in July 2012 to operate Dreamworld Casino (Pailin) in the Palin Province of Cambodia. We hold the in-principle approval at municipal level to build and open a casino hotel in the Kampot Province of Cambodia from the Cambodia Government. Pursuant to such approval, Dreamworld Leisure (Kampot) Limited, a company formed by us and the local land owner partner, is allowed to construct and open a casino-hotel for table games and EGMs with the proposed name of Dreamworld Casino (Kampot) in the Kampot Province of Cambodia. We hold in-principle approvals at municipal and provincial levels to build and open a casino hotel in Takeo Province from the Cambodia Government. Pursuant to such approvals, Dreamworld Leisure, one of our wholly-owned subsidiaries, is allowed to construct and open a casino-hotel for table games and EGMs with the proposed name of Dreamworld Casino (Takeo) in Takeo Province of Cambodia. At the present time, we do not expect to commit significant capital to the project in Takeo Province in order to divert our available capital to the development of Dreamworld Club (Poipet) and other ongoing projects, which we believe will offer greater short and medium-term return potential. Our future development plans for the project in Takeo Province will be dependent on our available capital and local market conditions at that time.

It is anticipated that the formal gaming licenses and approvals of each of the aforementioned casino projects not yet complete will be obtained upon completion of the construction of the relevant casinos.

OTHER PRODUCTS

We also engage in the design, manufacture and distribution of gaming chips and plaques, and we previously engaged in the design, manufacture and distribution of other plastic products. During the year ended December 31, 2012, these products consisted of gaming chips and plaques and non-gaming products, primarily automotive components. On February 22, 2013, we entered into a Share Sale Agreement pursuant to which we have agreed to sell the portion of our business dedicated to the manufacture and sale of non-gaming plastic products, mainly automotive parts. In connection with the sale of our non-gaming plastic products operations, we intend to relocate our gaming chips and plaques operations from Melbourne, Australia to Hong Kong. The closing of the Share Sale Agreement occurred on March 28, 2013.

Overview of Gaming Chips and Plaques

We focus on the development, manufacture and sale of gaming chips and plaques from our Dolphin subsidiary, which was located in Melbourne, Australia throughout the reporting period. The relocation of the production and sales of our gaming chips and plaques to Hong Kong is in process and we expect the new Hong Kong facility to be operational in the second quarter of 2013.

Our gaming chip and plaque products include:

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

Marketing and Distribution of Gaming Chips and Plaques

In an effort to derive greater value from our high-frequency RFID and traditional non-RFID gaming chips and plaques, we have directed greater resources to these operations in the form of marketing and product development and, during the reporting period, we engaged a marketing agent to promote and distribute these products for us in Australia, New Zealand, Macau and certain other Asian territories.

At present, our casino customers include, amongst others, City of Dreams, Altira, Venetian and Galaxy in Macau and Crown Casino, Crown Perth and Star City Casino in Australia and Solaire Resort & Casino in the Philippines.

Gaming Chips and Plaques Competition

The gaming products industry is competitive.  We compete with established gaming products companies, which have more substantial histories, backgrounds, experience and records of successful operations, greater technical, marketing and other resources, and more employees and extensive facilities than we have or will have in the foreseeable future.  During the year ended December 31, 2012, our most significant competitor for our gaming chips and plaques was Gaming Partners International Corporation.

Gaming Regulations and Licensing of Gaming Chips and Plaques

In most jurisdictions outside the United States, neither manufacturers nor distributors of gaming chip and plaque products are required to be licensed. However, in most markets in the United States, gaming chip and plaque products are generally regarded as “gaming devices” by the gaming authorities and, therefore, manufacturers of these products are required to be licensed. Given the costly application process and ongoing maintenance, at present we neither possess nor have applied for any licenses to sell our Dolphin gaming chip and plaque products in the United States.

Manufacturing and Assembly of Gaming Chips and Plaques

The manufacture of RFID casino chips and plaques was performed at our previous Dolphin facilities in Australia throughout the reporting period. Production and sales of our gaming chips and plaques are being relocated to Hong Kong under the same Dolphin brand and these new facilities should be operational in the second quarter of 2013. Dolphin has licensed certain RFID technology from a third party.

Suppliers

During the year ended December 31, 2012, most materials for our RFID casino chips and plaques were sourced in Australia. RFID casino chips and plaques were manufactured in Australia and shipped to our customers in Asia.

Overview of Other Plastic Products

Until the closing of the sale of the non-gaming operations on March 28, 2013, we were also engaged in the development, manufacture and sale of plastic products for a number of industries other than gaming primarily, the automotive industry.

Research and Development of Gaming Chips and Plaques and Other Plastic Products

During the years ended December 31, 2012 and 2011, we spent approximately $395,000 and $386,000, respectively on product development activities. Research and development is principally related to our gaming chips and plaques.

INTELLECTUAL PROPERTY

In October 2005, we acquired the rights to U.S. Patent No. 6,659,875, which covers a unique process for manufacturing RFID chips and plaques. We also hold patents covering similar processes issued by Australia and the United Kingdom. In addition, in February 2007, we filed a new provisional specification in Australia to protect additional enhancements in the manufacture of RFID chips and plaques. All intellectual property that was previously held by our Dolphin operations in Australia was transferred to our subsidiaries in Hong Kong prior to the closing of the sale of the non-gaming operations.

Many elements incorporated in our proprietary products are in the public domain or otherwise not amenable to legal protection and the steps taken by us will not, in and of themselves, preclude competition with our proprietary products.

EMPLOYEES

As of March 15, 2013, we had approximately 16 full-time employees in Hong Kong, 1 full-time employee in the United States, 30 full-time employees in the Philippines, 43 full-time employees and 663 contracted staff for floor operations at NagaWorld, Sokha Bokor and Dreamworld Casino (Pailin) in Cambodia, and 56 full-time employees in Australia. None of our employees are represented by labor unions, and we consider our relationship with employees to be satisfactory. As part of the sale of our Dolphin’s non-gaming operations, which was closed on March 28, 2013, we have terminated, according to the local labor laws, the employment of all our employees in Australia effective March 31, 2013.

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

In this report we make, and from time-to-time we may also make, either written or oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by our officers or other representatives appointed by us to analysts, stockholders, investors, news organizations and others, and may also appear during any discussions between such persons and our management or any of our representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

We are a defendant in a litigation matter that could result in substantial costs and divert management’s attention and resources. On March 26, 2010, a complaint (as subsequently amended on May 28, 2010) (the “Complaint”) was filed by certain of our shareholders including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd (collectively, the “Plaintiffs”) in the United States District Court for the Southern District of New York against certain defendants including the Company and certain other of our current and former directors and officers.

The Complaint alleges claims related to disclosures concerning our electronic gaming machine participation business (the “Slot Business”), including but not limited to the alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, violations of Nevada Revised Statutes Sections 90.580(e) and 90.660(3), breach of fiduciary duty, and negligent misrepresentations.  The Plaintiffs allege that the Company and certain other defendants made false and misleading statements about the Slot Business in filings with the SEC, press releases, and other industry and investor conferences and meetings during the period from June 13, 2007 to August 13, 2008 and that the Plaintiffs then purchased the securities at the inflated prices and later suffered economic losses when the price of our securities decreased.

On June 22, 2011, the court ruled on the motions to dismiss filed by us and certain of our current and former officers and directors. The court dismissed all of the Plaintiffs’ claims except for two breach-of-contract counts against the Company. All claims against the current and former officers and directors were dismissed. On November 7, 2011, the Plaintiffs filed a motion for leave to amend the Complaint for re-pleading all the securities claims against us and all the relevant current and/or former officers and directors. On December 15, 2011 the court granted the Plaintiff’s motion to amend the Complaint and on December 20, 2011 the Plaintiffs filed a second amended Complaint (the “Second Amended Complaint”) which alleged claims substantially similar to the original claims in the Complaint.

On September 27, 2012, the District Court dismissed all of the Plaintiffs’ claims under the Second Amended Complaint except for two breach-of-contract counts against the Company. Again, all claims against the current and former officers and directors were dismissed.

On October 25, 2012, the Plaintiffs filed a Notice of Appeal seeking review by the Second Circuit Court of Appeals of the trial court’s dismissal of the Second Amended Complaint (the “Appeal”). As of March 15, 2013, the Plaintiffs had not filed their appellant brief. However, it is expected the Plaintiffs will file same at any time before the end of March 2013 and once the Plaintiffs have filed their brief, we will file our opposition within the next 90-day period as prescribed by the applicable court rules.

The Plaintiffs seek unspecified damages, as well as interest, costs and attorneys’ fees. We intend to defend ourselves vigorously against the Plaintiffs’ claims. As the litigation is still at an early stage, it is not possible to predict the likely outcome of the case or the probable loss, if any, or the continuation of insurance coverage and, accordingly, no accrual has been made for any possible losses in connection with this matter.

We have achieved solid improvement in financial performance in recent fiscal years but have a history of significant operating losses. For the year ended December 31, 2012, we recorded net income of approximately $1.8 million. This is the second year in which we recorded net income. Since the second half of 2008, we have refocused our business operations and streamlined our cost structure, which has resulted in substantially improved financial performance and the generation of positive cash flow from operations. However, we do not have a significant history in our primary focus of operations, our slot operations, and have recently commenced a new line of operations involving the development and operation of our own regional casinos in the Indo-China region. Our limited operating history in the gaming business makes it difficult for potential investors to evaluate our business or prospective operations. Further, we remain subject to the risks inherent in any developing business, including those mentioned below. While we will endeavor to continue to generate positive cash flows from operations, there can be no assurance that we will be successful in doing so.

Due to the nature of our slot operations, the actions of our venue owners with which we partner could impact our financial performance. Our slot operations, which involve the ownership and leasing of EGMs on a revenue sharing basis in certain countries in Asia, are presently the primary contributor to our earnings.  These operations focus on targeting venue owners in underserved gaming markets who have little or no gaming operations experience.  Since we participate on a revenue sharing basis with these venue owners, our revenue generated from the revenue sharing arrangements will be dependent to a significant degree on the efforts and capabilities of the venue owners.  Our revenues and results from our slot operations may be impacted by the ability of the venue owners to manage the gaming operations of their venues. Accordingly, there can be no guarantee that the venue owners will be able to manage the gaming operations successfully or that the gaming venues operated by them will perform at levels consistent with our financial projections and underlying forecasts and assumptions. Further, we have limited past business relationships with certain of the venue operators and, despite background checks and other due diligence that we may perform, the venue operators may not be reputable. In the event that any of the venue operators are not reputable this would expose us to the risk of being unable to collect the revenue to which we are entitled under the revenue share arrangements and protect our gaming machine assets.

We have a dependence on NagaWorld. In Cambodia, our slot operations currently focus primarily on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918). As of December 31, 2012, we had 670 EGMs placed at NagaWorld, representing 46% of our total EGMs placed under our slot business as of that date, and those machines are among our highest performing units on a net win per day basis. For the year ended December 31, 2012, our operations at NagaWorld accounted for 43% of our consolidated revenues and 76% of our revenue from our slot operations. Although we believe we have a good relationship with NagaCorp, should material events occur that are detrimental to NagaWorld and its operations or cause the loss of this customer, such as the expiration of the contract with NagaWorld in March 2016, it would have a significant negative impact on our financial performance. However, we have $2.0 million rental value insured in the case of business interruptions.

We could require additional funding in the future to execute our casino and gaming development plans. As of December 31, 2012, we had working capital of approximately $7.8 million. Since December 31, 2012, our working capital has been positively affected by solid cash flow contribution from our gaming operations, particularly our operations at NagaWorld.

We believe we have sufficient cash on hand to fulfill all current obligations as they become due and to fund initial development for our casino and gaming development projects in Poipet and Kampot Provinces of Cambodia and our EGM purchase plans.  Based on our internal revenue projections, existing casino and gaming development and EGM placement rollout plans and our inventory of EGMs, we also believe we have the needed capital to fund our currently proposed operations over the next 12 months. However, if during the next 12 months we were to: commit to large casino and gaming development projects, the concurrent development of multiple casino and gaming projects or a new project requires large upfront payments; should our revenue projections fail to meet our existing internal projections; should we become required to procure additional EGMs for projects; or require capital for reasons not currently contemplated, we may need to raise additional capital within the next 12 months. We would endeavor to raise funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results can occur:

•	the percentage ownership of our existing stockholders will be reduced;

•	our stockholders may experience additional dilution in net book value per share; and/or

•	the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Intended expansion of gaming operations represents material addition to our business model, which has not been proven by us. In May 2010, we announced our expansion to gaming operations and become an owner and operator of regional casinos and gaming venues under the “Dreamworld” brand in select emerging gaming markets in Indo-China. While we believe that we can leverage our existing market presence and relationships to execute our casino and gaming development plans, there is no guarantee we will be successful in securing new casino and gaming projects, funding those projects and/or executing our plans to build and operate any of our casino and gaming projects. Since we do not have a prior history in the development and operation of regional casinos, it is difficult for potential investors to evaluate our prospective casino operations. Further, we remain subject to the risks inherent in any developing business, including those mentioned herein. Some of our assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequently may affect other assumptions. Therefore, the actual results achieved may vary from the pro forma projections considered by our management, and the variations may be material. No assurance can be given that the future results of our casino development operations will meet with consumer acceptance or market success.

Our slot and casino development operations are focused in markets outside the United States, which exposes us to risks inherent in international business operations. We intend to pursue our slot operations and casino projects in certain markets in Pan-Asia. We also focus our sales efforts for our gaming chips and plaques in Asia and Australia, but these efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

•	increased cost of enforcing our intellectual property rights;

•	heightened price sensitivity from customers in emerging markets;

•	our ability to establish local manufacturing, support and service functions;

•	localization of our EGMs and components, including translation into foreign languages and the associated expenses;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	foreign currency fluctuations;

•	laws favoring local competitors;

•	weaker legal protections of contract terms, enforcement on collection of receivables and intellectual property rights and mechanisms for enforcing those rights;

•	market disruptions created by public health crises in regions outside the United States, such as Avian flu, SARS and other diseases;

•	difficulties in staffing and managing foreign operations, including challenges presented by relationships with workers’ councils and labor unions; and

•	changing regional economic, political and regulatory conditions.

Our gaming operations are presently concentrated in Cambodia and the Philippines, which means our results of operations or financial condition could be materially adversely effected by economic or political developments in either country. Our business model contemplates our development of our slot business in Pan-Asia and our casino development business in Indo-China, however at the present time our slot business and casino development business are being pursued solely in Cambodia and the Philippines. As a result, we experience significant exposure to the business concentration risks presented by the economies and regulatory environments of these two countries. The Cambodian and the Philippines governments exercise substantial control over virtually every sector of their respective countries’ economy through regulations and, in some cases, state-ownership. Our ability to operate in Cambodia and the Philippines may be harmed by changes in the local laws and regulations, including those relating to gaming, taxation, environmental regulations, land use rights, property and other matters. For example, in February 2009, Cambodia’s Prime Minister called for the closure of the country’s sole bookmaker, Cambo Six, and all but two of the approximately 70 slot clubs in Cambodia’s Phnom Penh area, all of which had previously been licensed by the Cambodian government. In the Philippines, almost all gaming operations are controlled by the Philippine Amusement and Gaming Corporation (“PAGCOR”), a government corporation that holds the exclusive right to operate casinos and slot rooms in the Philippines, which reports directly to the Office of the President of the Philippines. While we have no reason to believe at this time any of our gaming operations or our partners, such as NagaWorld, are facing the risk of any adverse government action in Cambodia or the Philippines, the central or local governments of such jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure compliance with such regulations or interpretations or which may even restrict the licenses under which we and our partners operate. Likewise, any political turmoil, adverse weather condition, calamity or epidemic occurs in any of these two countries would have a significant negative impact on our business operations and financial performance.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business. We are subject to the Foreign Corrupt Practice Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations and agreements with third parties throughout Pan-Asia. Our activities in Asia create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

We may be unable to adequately protect our intellectual property rights. Our success in business, in particular, in relation to our gaming chips and plaques products, is impacted by maintaining the confidentiality and proprietary nature of our intellectual property rights. Our ability to compete may be damaged, and our revenues may be reduced if we are unable to protect our intellectual property rights adequately. To protect these rights, we rely principally on a combination of:

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

Melco International Development Ltd., through its subsidiary, EGT Entertainment Holding holds a significant interest in our common stock, giving Melco significant power over our management and all shareholder actions. As of December 31, 2012, EGT Entertainment Holding owned 11.5 million shares of our common stock, representing approximately 38.2% of our issued and outstanding common shares. Accordingly, given its equity ownership, EGT Entertainment Holding has significant control over all matters requiring approval by our shareholders, including the power to elect our board members and other significant corporate transactions. This concentration of ownership will make it difficult for other shareholders to effect substantial changes in our Company, and also will have the effect of delaying, preventing or expediting, as the case may be, a further change in our control.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease the following offices and warehouse facilities throughout Asia and in Australia:

Location/Activities	Expiration Date of Lease	Monthly Lease Payment (USD)	Area (sq. ft.)
Hong Kong; Administrative office	March 2013	8,700	1,920
Hong Kong; Manufacturing and Administrative offices	February 2016	36,000	14,800
Melbourne, Australia; Manufacturing and Administrative offices	December 2013	26,000	32,000
Melbourne, Australia; Warehouse facilities	January 2014	26,000	32,000
Philippines; Administrative office	September 2013	2,100	1,668
Cambodia; Administrative office	September 2014	5,200	4,230
Cambodia; Warehouse facilities	March 2013	2,000	7,535

In the United States, we do not have an office but we have a mailing address at 40 E. Chicago Avenue, #186, Chicago, Illinois.

Item 3.	Legal Proceedings

We are a party to certain legal matters as discussed below.

Prime Mover/Strata Litigation

On March 26, 2010, a complaint (as subsequently amended on May 28, 2010) (the “Complaint”) was filed by certain of our shareholders including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd (collectively, the “Plaintiffs”) in the United States District Court for the Southern District of New York against certain defendants including the Company and certain other of our current and former directors and officers.

The Complaint alleges claims related to disclosures concerning our electronic gaming machine participation business (the “Slot Business”), including but not limited to the alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, violations of Nevada Revised Statutes Sections 90.580(e) and 90.660(3), breach of fiduciary duty, and negligent misrepresentations.  The Plaintiffs allege that the Company and certain other defendants made false and misleading statements about the Slot Business in filings with the SEC, press releases, and other industry and investor conferences and meetings during the period from June 13, 2007 to August 13, 2008 and that the Plaintiffs then purchased the securities at t he inflated prices and later suffered economic losses when the price of our securities decreased.

On June 22, 2011, the court ruled on the motions to dismiss filed by us and certain of our current and former officers and directors. The court dismissed all of the Plaintiffs’ claims except for two breach-of-contract counts against the Company. All claims against the current and former officers and directors were dismissed. On December 20, 2011 the Plaintiffs filed a second amended Complaint (the “Second Amended Complaint”) for re-pleading all the securities claims against us and all the relevant current and/or former officers and directors.

On September 27, 2012, the District Court dismissed all of the Plaintiffs’ claims under the Second Amended Complaint except for two breach-of-contract counts against the Company. Again, all claims against the current and former officers and directors were dismissed.

On October 25, 2012, the Plaintiffs filed a Notice of Appeal seeking review by the Second Circuit Court of Appeals of the trial court’s dismissal of the Second Amended Complaint (the “Appeal”). As of March 15, 2013, the Plaintiffs had not yet filed their appellant brief. However, it is expected the Plaintiffs will file same at any time before the end of March 2013 and once the Plaintiffs have filed their brief, we will file our opposition within the next 90-day period as prescribed by the applicable court rules.

The Plaintiffs seek unspecified damages, as well as interest, costs and attorneys’ fees. We intend to defend ourselves vigorously against the Plaintiffs’ claims. As the litigation is at an early stage, it is not possible to predict the likely outcome of the case or the probable loss, if any, or the continuation of insurance coverage and, accordingly, no accrual has been made for any possible losses in connection with this matter.

Item 4.	Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock traded on the NYSE MKT under the symbol “EGT” through the market close on December 28, 2012. On December 31, 2012, our common stock commenced trading on the NASDAQ Capital Market. On June 12, 2012 before the market opened, we effected a 1-for-4 split of our common stock and corresponding decrease in the number of authorized shares of common stock (the “Reverse Split”).

The following table sets forth the high and low closing sale prices of our common stock, as reported by the NYSE MKT (and the single trading day on NASDAQ on December 31, 2012), for each quarter during the past two fiscal years (all historical share price information presented below has been proportionally adjusted to reflect the impact of the Reverse Split):

2012	Low	High
Fourth Quarter	$1.80	$2.60
Third Quarter	$1.94	$3.00
Second Quarter	$1.76	$5.00
First Quarter	$0.88	$2.60

2011	Low	High
Fourth Quarter	$0.88	$1.24
Third Quarter	$1.04	$1.40
Second Quarter	$1.04	$1.56
First Quarter	$1.40	$1.84

Holders of Record

As of March 15, 2013, we had outstanding 30,024,662 shares of common stock, held by approximately 163 shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business.

Equity Compensation Plan Information

We effected a 1-for-4 reverse stock split of our common shares as of June 12, 2012. All historical share amounts and share price information presented below have been proportionally adjusted to reflect the impact of this reverse stock split.

On July 23, 2010, shareholders approved an amendment of our 2008 Stock Incentive Plan (the “2008 Plan”), to increase the number of common shares authorized for issuance under the plan from 1,250,000 to 2,500,000. On July 13, 2012, shareholders approved another amendment of our 2008 Plan to further increase the number of common shares authorized for issuance under the plan from 2,500,000 to 3,750,000. The 2008 Plan was adopted by our stockholders on September 8, 2008. We previously had two other stock options plans, our Amended and Restated 1999 Stock Option Plan and our Amended and Restated 1999 Directors’ Stock Option Plan, both of which expired in January 2009. However, those options previously granted under our expired stock option plans which were outstanding as of the plans’ expiration remain outstanding. Pursuant to the aforementioned plans, as of December 31, 2012, there were options outstanding to purchase 2,956,738 shares of our common stock with a weighted average exercise price per share of $2.13 and options available for future issuance to purchase 720,338 shares of our common stock.

The following table sets forth certain information as of December 31, 2012 about our stock plans under which our equity securities are authorized for issuance.

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options	Options	Reflected In Column (a))
Equity compensation plans approved by security holders	2,956,738	$2.13	720,338
Equity compensation plans not approved by security holders	—	—	—
Total	2,956,738	$2.13	720,338

The first column reflects outstanding stock options to purchase: (i) 936,864 shares of common stock pursuant to our Amended and Restated 1999 Stock Option Plan with an average exercise price of $3.85; (ii) 22,500 shares of common stock pursuant to our Amended and Restated 1999 Directors’ Stock Option Plan with an average exercise price of $6.84; and (iii) 1,997,374 shares of common stock pursuant to our 2008 Stock Incentive Plan with an average exercise price of $1.27. All previously granted non-plan options had expired by December, 2012. The third column reflects 720,338 shares remaining for issuance under our 2008 Stock Incentive Plan as of December 31, 2012.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the years ended December 31, 2012 and 2011 included elsewhere in this report.

On June 12, 2012, we effected a 1-for-4 reverse stock split of our common stock and corresponding decrease in the number of authorized shares of common stock. All historical share amounts and share information presented in the financial statements and notes have been proportionally adjusted to reflect the impact of this reverse stock split, including but not limited to basic and diluted weighted-average shares issued and outstanding. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

For the year ended December 31, 2012, we continued our trend of improving top and bottom-line earnings performance. Over the last four years, we have refocused and expanded our business model to enhance our long-term growth potential. This resulted in consolidated revenue growth of 110% during this period. This was primarily driven by our gaming operations, which posted revenue growth of 191% over this four-year period. Net income has also improved dramatically over the said period. After achieving annual net profitability for the first time in our history in 2011, net income continued to improve reaching approximately $1.8 million for the year ended December 31, 2012. We have also strengthened our balance sheet and improved our cash and cash equivalents to $10.4 million as of December 31, 2012 from $4.2 million as of December 31, 2009, while at the same time investing in our gaming operations and paying down all our debts in full.

(amounts in thousands, except per unit	Years Ended December 31,				% Change From
data)	2012	2011	2010	2009	2009 to 2012
Total:
Revenues	$32,818	$27,129	$22,205	$15,623	110%
Gross profit/(loss)	$9,974	$10,204	$6,510	$(2,253)	NM
Gross margin percentage	30%	38%	29%	(14)%
Operating income/(loss) (2)	$1,125	$847	$(5,686)	$(27,896)	NM
Net income/(loss)	$1,766	$642	$(5,210)	$(26,359)	NM
Adjusted EBITDA (1,2)	$10,916	$11,737	$8,350	$140	NM

Gaming:
Revenues	$20,389	$17,396	$14,312	$6,998	191%
Average net win per unit (3)	$145	$140	$117	$89	63%
Gross profit/(loss)	$8,732	$8,817	$5,533	$(4,107)	NM
Gross margin percentage	43%	51%	39%	(59)%

Other products:
Revenues	$12,429	$9,733	$7,893	$8,625	44%
Gross profit	$1,242	$1,387	$977	$1,854	(33)%
Gross margin percentage	10%	14%	12%	21%

					% Change
	December 31,				From 2009 to
(amounts in thousands)	2012	2011	2010	2009	2012
Cash and cash equivalents	$10,365	$12,759	$10,217	$4,190	147%
Total debt (4)	$—	$6,211	$9,202	$9,393	(100)%

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
(3)

Average net win figures (“WUD”) exclude EGM seats in operation during venue soft launch opening periods, if applicable, and apply revenue recognized on a cash basis in the calculation of WUD for venues for which revenues are recognized on a cash basis. During the years ended December 31, 2012, 2010 and 2009, there were no material differences to average WUD figures for these periods had these seats, if any, been included and revenue recognized on an accrual basis, if any, in the WUD calculations. For the year ended December 31, 2011, had these seats been included and revenue recognized on an accrual basis, WUD would have been $214 for Cambodia, $61 for the Philippines and $133 for the consolidated average.

(4)	Amount represents notes payable to a related party.

Our primary focus is our gaming operations, which comprise our slot operations (previously referred to as participation operations) in Cambodia and the Philippines and the development and operation of regional style casinos and gaming venues under our Dreamworld brand in certain markets within Indo-China.

Since our casino development operations presently have only one property, which opened in May 2012, revenue from our gaming operations was principally comprised of our slot operations for the year ended December 31, 2012. Our slot operations involve the leasing of electronic gaming machines (“EGMs”) on a revenue sharing basis to gaming establishments. We identify and secure venues for the placement of EGMs and casino management systems where warranted, which track game performance and provide statistics on each installed EGM owned and leased by us. We contract with the venue owners or operators for the placement of the EGMs on a revenue sharing basis. In addition, we acquire the EGMs and other gaming systems and peripherals and then install same at the relevant gaming venues.

As of December 31, 2012, our slot operations were located in two countries, Cambodia and the Philippines, and totaled 1,405 EGM seats in operation in altogether five venues. In Cambodia, we had a total of 824 EGM seats in operation in two venues. In the Philippines, we had a total of 581 EGM seats in operation in three venues. Due to our ongoing efforts to improve the returns for our slot operations, we seek to selectively add new venues and refine existing operations to focus on those venues with the greatest potential. As a result, in May 2012, we officially opened one new venue in Cambodia with approximately 200 EGM seats. During the period from May to July 2012, we terminated three contracts, one in Cambodia and two in the Philippines, with a combined total of 273 EGMs seats as these venues were not performing up to our expectations. There were minimal costs associated with the termination of these above-mentioned contracts and it is expected that the loss of these operations will not have a material impact on our future revenue.

In Cambodia, our slot operations largely focus on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918). NagaWorld is a premier luxury destination gaming resort and the only licensed full service casino in a designated area around the capital city of Phnom Penh. Our slot operations at NagaWorld, which comprise 670 EGM seats under contract, are a primary contributor to our slot revenue and cash flow. Revenue from our slot operations in NagaWorld for the year ended December 31, 2012 was $14.1 million, an increase of approximately $260,000 over the prior year primarily due to an increase in average net win per machine for these operations to $242 for the year ended December 31, 2012 compared to $232 in the prior year. While normal fluctuation occurs, with prominent ground floor locations, quality product and customer service, and proactive marketing, we believe we are well positioned to maintain strong overall performance from these operations.

As mentioned above, we expanded our slot operations in Cambodia during the year ended December 31, 2012 to include the new casino resort, Thansur Bokor Highland Resort. This resort was developed by leading Cambodian hotelier, Sokha Hotels and Resorts and is located in a tourist area of the Kampot Province. The official opening of the resort was in May 2012. However, portions of the initial phase, including the VIP gaming areas and entertainment complex, are not yet complete. Under the terms of the agreement, we have the ability to place up to 250 EGM seats and jointly manage these slot operations in the resort. This strategic project expands our gaming operations in the Indo-China region with a prominent new partner and is anticipated to be a meaningful contributor to earnings once the facility is fully operational and the owner has implemented its broader marketing programs.

In the Philippines, our slot operations continued to post solid revenue despite a reduction in the machine base. We attribute this to our strategic efforts to enhance our operating performance and improve net wins per machine in this market. These efforts include: implementing, with the support of our venue owner partners, targeted marketing programs; the redeployment, when possible, of our gaming equipment assets from lower to higher performing venues in the market; and greater overall revenue sharing in this market due to our acquisition of a higher revenue sharing interest in one of our most promising venues in October 2011.

With regard to our other products segment, we have significantly improved the top-line performance of this division. This was driven by our gaming chips and plaques business, which posted strong improvement in sales for the year ended December 31, 2012 compared to the prior year period due to higher existing customer reorders, which included a major order for the rebranding of a large existing customer in Australia, and the acquisition of new customers for casino projects in the Philippines and Cambodia.

Over the last several years we have made a strategic shift in focus of this division towards our higher-margin potential gaming chips and plaques and away from our non-gaming, lower-margin plastic components. During the year ended December 31, 2012, we continued to invest in targeted marketing programs and product development, further enhancing our gaming chips and plaques which feature a wide range of product offerings with state-of-the-art security features. In addition, we made investments in new equipment and the development of in-house manufacturing processes for our Dolphin gaming operations to improve production efficiency and capacity.

In February 2013, we determined to sell the non-gaming manufacturing operations of our other products division in a management-led buyout and relocate the gaming chip and plaque manufacturing facilities to Hong Kong. These actions enable us to exit a non-core, legacy business and provide the opportunity to materially enhance the profitability of our higher potential gaming chips and plaques division and better penetrate and service the growing Asian gaming markets.

Total consideration for the sale of the non-gaming manufacturing assets was AUD350,000, which was paid upon completion of the transaction on March 28, 2013. All business and assets related to the gaming chip and plaque production operations, including but not limited to, the equipment and tooling, finished goods, work-in-progress, raw materials, and business orders, have been transferred to a new wholly-owned subsidiary in Hong Kong.

We expect to record one-time cash costs associated with the sale and relocation, which include severance and new facility set-up, of approximately $1.7 million, net of consideration for the sale of the non-gaming manufacturing assets. These costs will be incurred in the year ended December 31, 2013 and will be funded from our available working capital. The new Dolphin facility in Hong Kong is expected to commence operation in the second quarter of 2013. We expect minimal to no disruption in fulfilling gaming chip and plaque orders during the transition of the relocation.

We believe that the benefits of the investments in the gaming chip and plaque operations made in 2012 will be retained and transferred to the new Hong Kong facility. The relocation of gaming chip and plaque production to Hong Kong is anticipated to further enhance production efficiencies, escalate the development of its product range and high-security features by availing us to greater high-tech resources, improve oversight, and reduce estimated annual overhead costs by over $1 million. The cost reductions are primarily related to payroll due to lower average hourly casual labor rates in Hong Kong compared to in Australia and administration by consolidating certain support functions. We believe these efforts will enable us to maintain the price competitiveness of our products and broaden and deepen our customer relationships in the growing gaming markets in Asia. While these efforts are expected to provide long-term earnings growth for these operations, they are not anticipated to minimize the normal fluctuation in quarterly sales flow of this business segment.

Our consolidated revenue for the year ended December 31, 2012 was approximately $32.8 million, of which revenue from our gaming and other products operations comprised 62% and 38%, respectively, of consolidated revenue. This compares to consolidated revenue of approximately $27.1 million for the year ended December 31, 2011, of which revenue from our gaming and other products operations comprised 64% and 36%, respectively, of consolidated revenue.

Revenue from our gaming operations for the year ended December 31, 2012 was approximately $20.4 million compared to approximately $17.4 million in the prior year. Revenues from gaming operations for the year ended December 31, 2012 included approximately $1.8 million of casino revenue from Dreamworld Casino (Pailin), our first casino development project which opened on May 9, 2012. The increase was primarily due to improvements in our slot operations and incremental revenue contribution from Dreamworld Casino (Pailin). Gross margin for our gaming operations decreased to 43% in the year ended December 31, 2012 compared to 51% in the prior year. The decline was the result of higher costs associated with the start-up and general operating expenses for our new casino operations as related revenues are still ramping up.

Cash flow provided by operations was approximately $11.8 million for the year ended December 31, 2012 compared to approximately $10.2 million in the prior year. Adjusted EBITDA (as defined below) was approximately $10.9 million for the year ended December 31, 2012 compared to approximately $11.7 million in the prior year period. The decrease in Adjusted EBITDA was principally due to higher start-up and general operating costs associated with our new casino operations.

We believe our recurring cash flow from operations along with our established market presence provides us a solid foundation from which to expand our gaming operations to include the development and operation of casinos and slot clubs under our “Dreamworld” brand in certain emerging gaming markets in Indo-China. We believe this expanded business model will allow us the potential for higher long-term incremental returns on operations given the ability to collect a greater percentage of the gaming revenue compared to our existing slot contracts. In addition, it provides us greater long-term control over our operations.

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

The initial phase of Dreamworld Casino (Pailin) measures approximately 16,000 square feet (1,448 square meters) and includes 30 table games and 52 EGMs. Of the 30 table games, four are housed within designated VIP facilities, which have not yet opened. The Pailin Land Owner also owns property adjacent to Dreamworld Casino (Pailin) measuring nearly 250,000 square feet (23,160 square meters). We have an option to lease this adjacent property at a future date and use it to develop additional phases of the Dreamworld Casino (Pailin). Such additional phases are intended to include expanded casino operations and complementary facilities such as hotel rooms, a spa and other entertainment amenities.

Total capital expenditures for the initial phase of Dreamworld Casino (Pailin) were approximately $2.5 million, which was paid solely by us from our internal cash resources.

We opened the mass market floor of Dreamworld Casino (Pailin) on May 9, 2012. We expedited the opening date in the second quarter of 2012 to fast-track the operation of the casino’s mass market floor and establish our presence in the local market. We recently improved and expanded our senior operations team at the property and implemented a number of new marketing initiatives to ramp up operations on the mass market floor. In addition, we continue to selectively pursue opportunities to partner with local gaming promoters to open the VIP rooms.

We continue to refine our marketing programs and expect to establish normalized operating results for Dreamworld Casino (Pailin) within the next several quarters.

Dreamworld Club (Poipet)

On April 2, 2012, we entered into a machine operation and participation agreement (the “Poipet Agreement”) with a Cambodian company, which owns and operates an existing casino in Poipet, Cambodia near the Thailand border, and a Cambodian individual, who controls the casino operating company and owns land on which the casino is located (collectively the “Poipet Local Partner”), to develop a slot venue. The slot venue will be developed as an extension of the existing casino and utilize its gaming license and will be operated under the Dreamworld brand (“Dreamworld Club (Poipet)”).

Under the terms of the Poipet Agreement, the Poipet Local Partner will allocate part of its land with an area of approximately 16,000 square feet (1,500 square meters) to us to develop and construct, at our own design, budget and cost, a slot venue capable of placing and operating approximately 300 EGMs. Upon completion of Dreamworld Club (Poipet) we will have the exclusive rights to operate and manage the venue and EGMs therein. We and the Poipet Local Partner will split the win per unit per day from all the EGMs placed by us at Dreamworld Club (Poipet) and certain operating costs related to marketing and floor staff on a respective basis of 40%/60%. The initial project term is five years beginning from the commercial launch of the slot hall with an option to renew for an additional five years subject to the achievement of certain financial milestones during the initial five-year period.

Total capital expenditures for Dreamworld Club (Poipet), which principally include the development and construction of the facility and gaming equipment, are projected to be approximately $7.5 million, including an estimated $5.0 million to source top-of-the-line EGMs. We expect to provide the required EGMs through the purchase of new and used machines as well as those from our inventory. We are responsible for all capital expenditures for Dreamworld Club (Poipet), which we intend to fund through internal cash resources. As of March 15, 2013, we have committed $6.5 million for the development of this project.

We commenced construction of Dreamworld Club (Poipet) in August 2012 and soft opened the property on March 28, 2013.

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

The Kampot Local Partner will lease to the Kampot New Company the land for a period of 25 years for an annual fee of $1. We will provide funding for all development, construction and pre-opening costs for Dreamworld Casino (Kampot), all necessary EGMs and gaming tables and have paid the Kampot Local Partner a lump sum of $260,000 as the balance of the consideration for his contributions. We and the Kampot Local Partner will split the Kampot New Company’s net revenue (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the Kampot New Company’s revenue) on a respective basis of 60%/40%. The initial lease term is 25 years, which commenced in March 2011 and is subject to renewal by the parties in writing.

Total capital expenditures for the initial phase of Dreamworld Casino (Kampot) are projected to be approximately $1.2 million as the EGMs will be sourced from our existing inventory.

We presently intend to begin full construction efforts on Dreamworld Casino (Kampot) in the second half of 2013.

In addition to the above-mentioned projects, we continue to selectively pursue additional casino and gaming development projects with a focus on the Indo-China region. However, there is no guarantee we will be successful in signing new projects. We also own a parcel of land with total area of approximately seven acres (30,000 square meters) in the Takeo Province of Cambodia near the Vietnam border and were granted in-principle approval to build and open a casino-hotel there by the Cambodian government. At the present time, we do not expect to commit significant capital to the project on this land in order to divert our available capital to the development of Dreamworld Club (Poipet) and other ongoing projects, which we believe will offer greater short and medium-term return potential. Our future development plans for this land will be dependent on our available capital and local market conditions at that time.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2012 AND 2011

The following table summarized our operating results on a consolidated basis and separately by each of our two operating segments, namely, gaming operations and other products for the years ended December 31, 2012 and 2011.

			Increase/(Decrease)
	Years Ended December 31,		from 2011 to 2012
(amounts in thousands, except per share data)	2012	2011	Dollar Amount	% Amount
Total:
Revenues	$32,818	$27,129	$5,689	21%
Gross profit	$9,974	$10,204	$(230)	(2)%
Gross margin percentage	30%	38%
Operating income	$1,125	$847	$278	33%
Net income	$1,766	$642	$1,124	175%
Adjusted EBITDA (1)	$10,916	$11,737	$(821)	(7)%

Basic and diluted earnings per share	$0.06	$0.02

Gaming:
Revenues	$20,389	$17,396	$2,993	17%
Gross profit	$8,732	$8,817	$(85)	(1)%
Gross margin percentage	43%	51%

Other products:
Revenues	$12,429	$9,733	$2,696	28%
Gross profit	$1,242	$1,387	$(145)	(10)%
Gross margin percentage	10%	14%

A reconciliation of EBITDA, as adjusted, to the net profit for the years ended December 31, 2012 and 2011 is provided below.

	Years Ended December 31,
(amounts in thousands)	2012	2011

Net profit — GAAP	$1,766	$642
Interest expense and finance fees	108	405
Interest income	(43)	(93)
Income tax (benefit)/expense	(81)	51
Depreciation and amortization	8,031	7,754
Stock-based compensation expense	840	1,452
Impairment of assets	339	1,351
(Gain)/loss on dispositions of assets	(44)	175
Adjusted EBITDA (1)	$10,916	$11,737

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

Total revenue increased approximately $5.7 million to approximately $32.8 million for the year ended December 31, 2012 compared to approximately $27.1 million in the prior year due to an increase in both gaming and other products revenues. Revenue from our gaming division increased primarily as a result of incremental revenue from Dreamworld Casino (Pailin), which opened in May 2012, as well as increased revenue from our slot operations. Revenue from the other products division increased as a result of increased sales of gaming chips and plaques to existing and new customers, partially offset by decreased sales of non-gaming products.

Gross profit decreased approximately $230,000 to approximately $10.0 million for the year ended December 31, 2012 compared to approximately $10.2 million in the prior year primarily as a result of higher gaming expenses related to the start-up and general operations of our new casino operations and higher production costs associated with our other products division.

Operating income increased approximately $278,000 to approximately $1.1 million for the year ended December 31, 2012 compared to approximately $847,000 in the prior year primarily due to lower impairment and stock compensation expense, partially offset by lower consolidated gross profit and higher selling, general and administrative expenses. Net income increased approximately $1.1 million to approximately $1.8 million compared to approximately $642,000 in the prior year primarily due to higher operating income, lower interest expense and foreign currency gains in the year ended December 31, 2012 compared to foreign currency losses in the prior year.

Gaming Operations

Revenues from our gaming operations consist of our slot and casino development operations.

	Years Ended December 31,
(amounts in thousands, except per unit data)	2012	2011
Net revenue to the Company
Cambodia slot operations	$14,666	$13,942
Philippines slot operations	3,915	3,454
Net revenue from slot operations	18,581	17,396
Dreamworld Casino (Pailin)	1,808	—
Consolidated total	$20,389	$17,396
Average net win per unit per day (1)
Cambodia slot operations	$203	$232
Philippines slot operations	$75	$63
Consolidated total	$145	$140

	December 31,
	2012	2011
EGM seats in operation
Cambodia slot operations	824	719
Philippines slot operations	581	758
EGM seats in slot operations	1,405	1,477
Dreamworld Casino (Pailin)	52	—
Consolidated total	1,457	1,477

(1)

Average net win figures (“WUD”) exclude EGM seats in operation during venue soft launch opening periods, if applicable, and apply revenue recognized on a cash basis in the calculation of WUD for venues for which revenues are recognized on a cash basis. During the year ended December 31, 2012, one venue in Cambodia briefly operated during a soft launch and one venue in the Philippines recognized revenue on a cash basis. There were no material differences to average WUD figures for the period had these seats been included in the WUD calculations. During the year ended December 31, 2011, one venue in Cambodia operated during a soft launch and one venue in the Philippines recognized revenue on a cash basis. Had these seats been included and revenue recognized on an accrual basis, WUD would have been $214 for Cambodia, $61 for the Philippines and $133 for the consolidated average for the year ended December 31, 2011.

Revenue from gaming operations increased approximately $3.0 million to approximately $20.4 million for the year ended December 31, 2012 compared to revenue of approximately $17.4 million in the prior year. The increase in revenue was primarily the result of incremental revenue from our new casino, Dreamworld Casino (Pailin) and our new slot operations at Thansur Bokor, both of which officially opened in May 2012, higher average daily net wins per machine from our slot operations in NagaWorld and in the Philippines and higher revenue sharing from our Philippines slot operations.

Gross profit from gaming operations decreased approximately $85,000 to approximately $8.7 million for the year ended December 31, 2012 compared to a gross profit of approximately $8.8 million in the prior year primarily due to higher cost of gaming operations mainly related to start-up and general operations expenses from our new casino operations compared to the prior year, partially offset by increased revenue from slot operations. Cost of goods sold for the year ended December 31, 2012 included approximately $4.6 million of depreciation of EGMs, $2.5 million amortization of casino contracts, $252,000 amortization of other gaming related intangibles and $4.3 million of other operating costs. Cost of goods sold for the year ended December 31, 2011 included approximately $4.9 million of depreciation of EGMs, $2.5 million amortization of casino contracts, $63,000 amortization of other gaming related intangibles and $1.2 million of other operating costs.

As of December 31, 2012, we had a total of 1,912 EGM seats of which 455 were held in inventory and 1,457 were in operation.  Of the 1,457 EGM seats in operation, 876 were in operation in three venues in Cambodia (including Dreamworld Casino (Pailin)) and 581 were in operation in three venues in the Philippines.

	December 31,
	2012		2011
(amounts in thousands, except machine units)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1,2)	1,457	$5,377	1,477	$6,204
EGMs and systems held for future use	455	4,347	412	2,685
Total EGMs and systems	1,912	$9,724	1,889	$8,889

(1)	2012 EGMs and systems used in operations included 12 EGM seats, which are currently in operation on trial basis subject to achieving certain performance objectives prior to acceptance, and as a result, their carrying values were not included.

(2)	Included both slot and Dreamworld Casino (Pailin) operations.

Due to our ongoing efforts to improve the returns on our slot operations, we seek to refine our operating machine base to focus on those venues with the greatest potential and selectively add new venues. During the period of May to July 2012, we terminated three slot contracts with a total of 273 EGM seats. We recorded a non-cash impairment charge of $339,000 during the year ended December 31, 2012, primarily related to the termination of these under-performing slot contracts as further described below. There were minimal costs associated with the termination of these contracts and it is expected the loss of these operations will not have any material impact on our future revenue base. During the year ended December 31, 2012, we added one venue in Cambodia, with 196 EGM seats.

A large portion of our gaming operations income is derived from our slot operations within NagaWorld. NagaWorld is a luxury casino resort in the capital city of Phnom Penh, Cambodia that operates under an exclusive casino license in a designated area around the city and is currently the only gaming establishment in that area.

In December 2008, we established a relationship with NagaWorld Limited to place EGMs on a revenue sharing or participation basis at NagaWorld and jointly operate those EGMs with them. Due to our successful performance, we subsequently amended our contract and expanded our relationship with NagaWorld and increased our EGM seats under contract in NagaWorld to 670.

Our current operations at NagaWorld are governed under a Machines Operation and Participation Consolidation Agreement dated December 31, 2009, which was subsequently amended on May 25, 2010. Under the terms of these agreements, we and NagaWorld control the operation of a total of 670 of our EGMs, including floor staff and respective audit rights. We and NagaWorld split the win per unit per day from all the 670 EGMs and certain operating costs related to marketing and floor staff on a respective basis of 25%/75%. Win per unit per day from all the 670 EGMs are settled and our share is distributed daily to us. The 670 EGM seats are under contract for a term of six years commencing March 1, 2010. Average net win per machine for our operations in NagaWorld was $242 for the year ended December 31, 2012 compared to $232 in the prior year.

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

Thansur Bokor held its soft opening on March 28, 2012, at which time we had 87 EGM seats in operation. The grand opening was held on May 3, 2012, at which time we had approximately 200 EGM seats in operation. Subsequently, we determined it was appropriate to adjust the machine mix to maximize long-term performance and, in June 2012, removed 70 EGM seats. These seats were replaced in July 2012 with redeployed machines from recently closed venues. We have the ability to place and operate up to 250 machine seats at this venue at our discretion. Under the terms of the agreement, we and Sokha split the gross win and certain operating expenses on a respective basis of 27/73%. We collect our share of the gross win on a semi-monthly basis and settle our share of the operating costs on a monthly basis. The contract duration is five years commencing in May 2012. As of December 31, 2012, we had incurred approximately $1.1 million in capital expenditures for this project, which was funded from our internal cash resources.

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

On October 21, 2011, we entered into an agreement to increase our share of the revenue and control over the promotion and marketing strategies for our slot business at the San Pedro Club, one of our existing slot venues in the Philippines. Under the terms of the agreement, we bought out the interests of our former co-participant in the project for a total consideration of approximately Philippines pesos 61.4 million (equivalent to approximately $1.4 million). We now work directly with the government operator PAGCOR and increased our revenue share from 17% to 35% and share in certain operating costs.

On May 9, 2012, we expanded our gaming operations in Cambodia to include casino operations with the opening of our first casino development project, Dreamworld Casino (Pailin). In an effort to expedite the opening of Dreamworld Casino (Pailin), we initially opened the mass market floor, which currently includes 26 table games and 52 EGM seats. Dreamworld Casino (Pailin) also includes two VIP rooms with a total of four tables and the VIP rooms have yet to open.

During the year ended December 31, 2012, Dreamworld Casino (Pailin) was in operations for less than eight months and contributed approximately $1.8 million to total gaming revenues. In September 2012, we improved and expanded our senior operations team at Dreamworld Casino (Pailin) and began to implement a number of new marketing initiatives to ramp up operations on the mass market floor.

We continue to refine marketing strategies to optimize long-term performance and expect to establish normalized operating results for these operations within the next several quarters.

We have two additional development projects in the pipeline, Dreamworld Club (Poipet) and Dreamworld Casino (Kampot). Dreamworld Club (Poipet) was soft opened on March 28, 2013 with approximately 300 EGM seats. We expect to begin full construction efforts on Dreamworld Casino (Kampot) in the second half of 2013. Dreamworld Casino (Kampot) is intended to include up to 14 table games and 25 EGM seats.

In addition, we continue to selectively pursue additional gaming projects in our target markets. Total company-wide EGM placements can fluctuate due to our strategic efforts to optimize average daily net wins. In the event that the EGM performance at a contracted venue does not meet our original expectations, and to the extent that this is legally permitted under the terms of the relevant contracts, we may discuss with the venue owner withdrawing all or a portion of our EGMs from such venue for future redeployment in new or existing venues with better performance prospects.

Other Products

Revenue from other products increased approximately $2.7 million to approximately $12.4 million for the year ended December 31, 2012 compared to approximately $9.7 million in the prior year. Other products revenue for the year ended December 31, 2012 consisted of $6.4 million in gaming chip and plaque sales and approximately $6.0 million in non-gaming product sales and compared to $2.0 million and $7.7 million, respectively, in the prior year. Gaming chip and plaque sales increased mainly as a result of higher orders from existing and new customers during the year ended December 31, 2012. Our major gaming chip and plaque orders for the year ended December 31, 2012 included approximately $2.2 million in revenue for RFID gaming chips and plaques to a long-time customer in Australia and  approximately $1.3 million in revenue for gaming chips for a new casino in the Philippines. Non-gaming product sales declined primarily as a result of a softening in the Australian automotive industry, which resulted in decreased orders for related plastic components during the year ended December 31, 2012.

Gross profit on other products decreased approximately $145,000 to $1.2 million in the year ended December 31, 2012 compared to approximately $1.4 million in the prior year mainly due to negative absorption of fixed production costs as a result of lower production volume for non-gaming products and strategic pricing of gaming products to a couple of our key customers. Gross margin for the year ended December 31, 2012 was negatively impacted by the above factors as well as higher labor costs and production inefficiencies due to the first time utilization of a new production process for a large gaming chip order booked in the three-month period ended September 30, 2012.

Operating Expenses

The following is a schedule showing expenses on a consolidated basis:

			Increase/(Decrease)
	Years Ended December 31,		from 2011 to 2012
(amounts in thousands)	2012	2011	Dollar Amount	% Amount
Selling, general and administrative (1)	$6,986	$5,880	$1,106	19%
Stock-based compensation expense	840	1,452	(612)	(42)%
Impairment of assets	339	1,351	(1,012)	(75)%
(Gain)/loss on dispositions of assets	(44)	175	(219)	(125)%
Product development expenses	395	386	9	2%
Depreciation and amortization	333	113	220	195%
Total	$8,849	$9,357	$(508)	(5)%

(1)	Consisted of cash selling, general and administrative expenses and excluded non-cash selling, general and administrative expenses such as the stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $1.1 million to $7.0 million for the year ended December 31, 2012 compared to $5.9 million in the prior year. Included in the $1.1 million increase were approximately $204,000 of start-up costs related to the May 2012 opening of Dreamworld Casino (Pailin). During the year ended December 31, 2012, salaries and wages expense increased approximately $356,000 primarily due to the increased headcount as a result of an increase in scale of operations for the year. Advertising, travel and entertainment expenses increased approximately $136,000 mainly as a result of increased marketing activities and travelling required in relation to the new gaming projects. Accounting and consulting expenses increased $257,000 mainly due to increased fees for accounting services and consulting fees on new projects. Sales commissions increased approximately $226,000 primarily due to higher other products sales. Rent, insurance, utilities, supplies, mileage and computer expenses increased approximately $244,000 mainly as a result of the increased scale of operations. Legal fees, training, donations and other expenses decreased approximately $258,000 primarily due to various cost reduction initiatives. Bad debt recovery increased approximately $59,000 primarily as a result of bad debt recovered related to a venue in the Philippines for which operation was terminated during the year ended December 31, 2012.

Stock-Based Compensation Expense

Stock-based compensation expense decreased approximately $612,000 to approximately $840,000 for the year ended December 31, 2012 compared to approximately $1.5 million in the prior year primarily due to a one-time performance stock grant to directors and senior management in the prior year.

Impairment of Goodwill, Intangibles and Other Long-Lived Assets

Intangible assets consist of patents, trademarks, technical know-how, a gaming operation agreement, casino contracts and goodwill. They are amortized, except for goodwill, on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from 4 to 10 years. The straight-line amortization method is utilized because we believe there is not a more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

We measure and test goodwill for impairment in accordance with ASC 350, Intangibles — Goodwill and Other, at least annually on December 31, or more often if there are indications of impairment.

We measure and test finite-lived intangibles for impairment in accordance with ASC 360, Property, Plant and Equipment when there are indicators of impairment.

During the years ended December 31, 2012 and 2011, no impairments were required for goodwill and other intangibles based on the impairment analyses conducted on December 31, 2012 and December 31, 2011, respectively, which showed no indicators of impairment on those assets.

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

For the year ended December 31, 2012, we recorded an impairment charge of approximately $339,000 primarily related to the write-off of non-redeployable EGMs following the termination of slot contracts for non-performing venues during the year ended December 31, 2012.

For the year ended December 31, 2011, we recorded an impairment charge of approximately $1.4 million primarily related to the write-off of non-performing gaming assets.

The following table reflects the components of the impairment of long-lived assets included in the consolidated statement of operations:

	Years Ended December 31,
(amounts in millions)	2012	2011
Non-performing EGMs	$0.3	$1.3
Write-off of other gaming assets	—	0.1
Total impairment charges	$0.3	$1.4

Gain/Loss on Dispositions of Assets

Gain on disposition of assets was approximately $44,000 for the year ended December 31, 2012 compared to a loss on disposition of assets of approximately $175,000 in the prior year primarily due to the disposal of less non-performing EGMs and systems at more favorable resale prices during the year ended December 31, 2012.

Product Development Expenses

Product development expenses increased approximately $9,000 to approximately $395,000 for the year ended December 31, 2012 compared to approximately $386,000 in the prior year primarily as a result of increased activities for new product development for our other products division, specifically gaming chips and plaques.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased approximately $220,000 to approximately $333,000 for the year ended December 31, 2012 compared to approximately $113,000 in the prior year primarily as a result of the May 2012 opening of Dreamworld Casino (Pailin).

Other Income/(Expense)

			Increase/(Decrease)
	Years Ended December 31,		from 2011 to 2012
(amounts in thousands)	2012	2011	Dollar Amount	% Amount
Interest expense and finance fees	$(108)	$(405)	$297	(73)%
Interest income	43	93	(50)	(54)%
Foreign currency gains/(losses)	311	(94)	405	(431)%
Other	314	252	62	25%
Total other income/(expenses)	$560	$(154)	$714	(464)%

Interest Expense and Finance Fees

Interest expense and finance fees decreased approximately $297,000 to approximately $108,000 for the year ended December 31, 2012 compared to approximately $405,000 in the prior year primarily due to the reduced notes payable to a related party as principal repayments began in July 2011.

Interest Income

Interest income decreased approximately $50,000 to approximately $43,000 for the year ended December 31, 2012 compared to approximately $93,000 in the prior year primarily as a result of full settlement on overdue account receivables in the three-month period ended December 31, 2011.

Foreign Currency Transactions

Foreign currency gains were approximately $311,000 for the year ended December 31, 2012 compared to losses of approximately $94,000 in the prior year. The gains for the year ended December 31, 2012 were primarily due to the depreciating value of United States dollar denominated payables from our Philippines operation, for which the functional currency is the Philippine peso. The losses for the year ended December 31, 2011 were primarily due to the appreciating value of United States dollar denominated payables from our Hong Kong and Philippines operations, for which the functional currencies are the Hong Kong dollar and Philippine peso, respectively.

Other

Other income increased approximately $62,000 to approximately $314,000 for the year ended December 31, 2012 compared to approximately $252,000 in the prior year primarily due to increased grants received from the Australian government related to the other products division, specifically with respect to the automotive components.

Income Tax Provision

Income tax benefits increased approximately $132,000 to approximately $81,000 for the year ended December 31, 2012 compared to income tax expenses of approximately $51,000 in the prior year primarily due to increased deferred tax assets in relation to a foreign entity. Effective tax rates for the years ended December 31, 2012 and 2011 were approximately (4.8)% and 7.4%, respectively. EGT Cambodia and Dreamworld Casino (Pailin) are tax exempt, paying a fixed monthly tax rather than a tax on income. The change in effective tax rate was mainly due to an increase in EGT Cambodia’s pre-tax income in proportion to consolidated pre-tax income.

The fixed obligation tax arrangement is subject to annual renewal and negotiation. We have renewed the fixed obligation tax arrangement for both EGT Cambodia and Dreamworld Casino (Pailin) for 2013 as of the date of this report.

We continue to review the treatment of tax losses and income generated in the future by our foreign subsidiaries to minimize taxation implication/costs.

			Increase/(Decrease)
	Years Ended December 31,		from 2011 to 2012
			Dollar	%
(amounts in thousands)	2012	2011	Amount	Amount
Income tax benefits/(expenses)	$81	$(51)	$132	(259)%

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 2012, we had total cash and cash equivalents of approximately $10.4 million and working capital of approximately $7.8 million. Our cash and working capital during the year ended December 31, 2012 was positively impacted by the cash received from our slot operations but was negatively impacted by expenses associated with our casino and gaming development projects. These projects included the development and opening of Dreamworld Casino (Pailin) and construction of Dreamworld Club (Poipet), the purchase of EGMs for our gaming operations, including a portion of the EGMs needed for our participation and management contract with Sokha Hotels and Resorts (“Sokha Agreement”). Cash and working capital during the year ended December 31, 2012 was also negatively impacted by the repayment of approximately $6.4 million in principal and interest on the promissory note issued to EGT Entertainment Holding. The principal and interest on the promissory note issued to EGT Entertainment Holding was paid in full in December 2012.

From January 1, 2013 to March 15, 2013, our working capital position has been negatively impacted by the payment of approximately $3.6 million associated with the development of our Dreamworld Club (Poipet) project and $1.5 million related to severance costs associated with the sale of our non-gaming plastic products operations in Australia and the relocation of our gaming chip and plaque operations from Australia to Hong Kong. This has been partly offset by cash received from our slot operations.

As part of our growth strategy for our gaming operations, we intend to incur initial planning and construction costs related to our casino and gaming development plans.  In addition, we expect to purchase EGMs to supplement existing inventory and source future targeted deployment plans. Our current casino and gaming development plans for the remainder of 2013 include our Dreamworld Club (Poipet) and Dreamworld Casino (Kampot) projects.

We expect Dreamworld Club (Poipet), which principally includes the development and construction of the facility and gaming equipment, will require total expenditure of approximately $7.5 million. This includes an estimated $5.0 million to source top-of-the-line EGMs. Of the estimated $7.5 million total expenditure for Dreamworld Club (Poipet), we had committed approximately $5.9 million as of December 31, 2012 and committed an additional approximately $600,000 between year end and March 15, 2013, leaving an estimated $1.0 million in capital expenditure for the completion of this project. We expect the initial phase of the Kampot Project, which includes the construction, purchase of gaming equipment and initial working capital needs, will require a total expenditure of approximately $1.2 million. This does not include the cost of EGMs as they will be sourced from our existing inventory. Of the estimated $1.2 million of total expenditure for the Kampot Project, we had incurred approximately $500,000 as of December 31, 2012 and there were no additional expenditures between year end and March 15, 2013, leaving an estimated approximately $700,000 in capital expenditure for the completion of this project.

We also continue to pursue other new gaming projects; however, there is no guarantee we will successfully secure any of these new projects.

We presently expect that our capital expenditures for the remainder of 2013 based on our current contractual commitments will be approximately $4.5 to $5.5 million. This includes: approximately $1.0 million for the development of our Dreamworld Club (Poipet); approximately $700,000 for the development of Dreamworld Casino (Kampot); approximately $1.3 to $1.8 million related to general maintenance related to the operating Dreamworld projects; approximately $1.0 to $1.5 million for EGM purchases, upgrades, and general maintenance; and approximately $500,000 related to the relocation of the gaming chip and plaque operations to Hong Kong.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our capital expenditures for our Dreamworld Club (Poipet) and Dreamworld Casino (Kampot) projects, the purchase of EGMs, the relocation of our Dolphin gaming chip and plaque operations for the remainder of 2013.

As noted above, however, we continue to pursue additional casino and gaming projects. While there is no guarantee we will be successful in securing new projects, if we were to secure new projects our capital expenditures for the remainder of 2013 would increase beyond the $4.5 to $5.5 million currently contemplated. At this time, we are unable to predict the amount of additional capital expenditures that could be required in 2013 for such potential projects. Where possible, we intend to fund our casino and gaming projects from our cash flow from operations and cash on hand. Further, we will seek to structure the development of these projects in phases to better control and pace the related expenditure of capital. However, should we commit to large projects, to the concurrent development of multiple casinos and gaming projects or a new project requires large upfront payments, we may need to acquire additional capital. We would endeavor to obtain any required additional capital from various financing sources including commercial debt financing and the sale of our debt or equity securities. However, there are no commitments or arrangements in place as of the date of this report for receipt of additional capital and there is no assurance we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flow Summaries

	Years Ended December 31,		Increase/(Decrease)
(amounts in thousands)	2012	2011	from 2011 to 2012
Cash provided by/ (used in):
Operations	$11,751	$10,249	$1,502
Investing	(7,830)	(4,670)	(3,160)
Financing	(6,458)	(3,106)	(3,352)
Effect of exchange rate changes on cash	143	69	74
Net (decrease)/increase in cash and cash equivalents	$(2,394)	$2,542	$(4,936)

Operating

Cash provided by operations was approximately $11.8 million for the year ended December 31, 2012 compared with approximately $10.2 million in the prior year. The increase was primarily due to the increase of daily net win and collections from NagaWorld and improved working capital management partially offset by higher gaming expenses from our casino operations.

Investing

Cash used in investing activities was approximately $7.8 million for the year ended December 31, 2012 compared with approximately $4.7 million in the prior year. The increase was mainly a result of the capital expenditures related to the construction of Dreamworld Casino (Pailin) and Dreamworld Club (Poipet), investment in improving our Dolphin production efficiencies as well as the purchase of EGMs and related systems for the year ended December 31, 2012.

Financing

Cash used in financing activities was approximately $6.5 million for the year ended December 31, 2012 compared with approximately $3.1 million in the prior year. The increase was primarily a result of repayments of the notes payable to EGT Entertainment Holding (see Note 11), as principal repayments began in July 2011.

Financial Condition

	Years Ended December 31,		Increase/(Decrease)
(amounts in thousands)	2012	2011	from 2011 to 2012
Total assets	$43,718	$44,104	$(386)
Total liabilities	(8,126)	(11,592)	3,466
Total stockholders’ equity	$35,592	$32,512	$3,080

Changes from December 31, 2011 to December 31, 2012 were primarily due to the following:

•	Cash decreased approximately $2.4 million primarily due to capital spending on our new development projects and a full year of principal repayments, partially offset by operating cash flows generated during the year of $11.8 million.

•	Net accounts receivables improvements primarily due to the successful collection of accounts receivables from two closed venues in the Philippines and higher upfront payments from customers of gaming chips and plaques.

•	Inventory increased due to increased finished goods for one-off tooling sales and additional inventory for the casino operation.

•	Prepaids, deposits and other assets increased primarily due to deposits paid to suppliers in relation to purchase of EGMs.

•	Accounts payable increased primarily due to receipt of newly purchased EGMs at year end for which the outstanding balance remained unsettled as of December 31, 2012

•	Gaming equipment increased primarily due to the opening of Dreamworld Casino (Pailin), the purchase of EGMs to fulfill the Sokha slot contract and purchase of new EGMs for Dreamworld Club (Poipet) during the year ended December 31, 2012 partially offset by impairment charges of approximately $339,000 recorded at the 2012 year end and depreciation charges incurred during the year ended December, 2012.

•	Property and equipment increased primarily due to capital expenditures associated with our new casino development projects.

•	Notes payable to a related party decreased as principal repayments started in July 2011. The relevant Notes were fully repaid in December 2012.

Contractual Cash Obligations

Our contractual cash obligations under operating leases for the next five years as of December 31, 2012 were as follows:

		Payments Due by Period
(amounts in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$2,221	$952	$1,074	$195	$—

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

We consider the following accounting estimates to be the most critical to fully understanding and evaluating our reported financial results. They require us to make subjective or complex judgments about matters that are inherently uncertain or variable. Senior management has discussed the development, selection and disclosure of the following accounting estimates, particularly those considered most sensitive to changes from external factors, with the audit committee of our board of directors.

Allowance for Doubtful Accounts Receivable

At December 31, 2012, we had net accounts receivable of $1.8 million, representing 4.2% of our total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowance to aged account balances. Revenue is recognized on a cash basis for customers where collectability is not reasonably assured at the outset of the arrangement. Our allowance for doubtful accounts receivable was approximately $15,000 and $39,000 as of December 31, 2012 and 2011, respectively.

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

Gaming Equipment and Property and Equipment

As of December 31, 2012, we had EGMs and systems and property and equipment of $15.9 million representing 36% of our total assets. We depreciate EGMs and systems, property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as the current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require a change in the estimated useful lives of such assets.

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

Goodwill and Intangible Assets, including Casino Contracts

As of December 31, 2012, we had goodwill and intangible assets, including casino contracts of $9.6 million, representing 22% of our total assets.

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

As of December 31, 2012, we had casino contracts and a gaming operating agreement carried at $8.9 million, representing 93% of our total intangible assets. The fair value of our casino contracts and gaming operation agreement was estimated using a form of the income approach known as the excess earnings method, excess earnings were discounted to present value at rates commensurate with our capital structure and the prevailing borrowing rates within the industry in general. Determining the fair value of the casino contracts and gaming operation agreement is judgmental in nature and requires the use of significant estimates and assumptions, including revenue, operating expenses, growth rates, discount rates and future market conditions, among others. Future changes to our estimates and assumptions based upon changes in macro-economic factors, operating results or management’s intentions may result in future changes to the fair value of the casino contracts and gaming operation agreement.

Stock-Based Compensation

We apply ASC 718, Compensation-Stock Compensation, to account for stock-based compensation. Under the fair value recognition provisions of ASC 718, we recognize stock-based compensation expense for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation costs of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, we re-measure compensation costs each period until the service condition is complete and recognize compensation costs on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.

Stock-based compensation expense totaled approximately $840,000 and $1.5 million for the years ended December 31, 2012 and 2011, respectively, in the accompanying consolidated statements of comprehensive income.

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

We recorded a valuation allowance on the net deferred tax assets of $65.3 million and $63.0 million, as of December 31, 2012 and 2011, respectively. Management will reassess the realization of deferred tax assets based on the applicable accounting standards for income taxes each reporting period and consider the scheduled reversal of deferred tax liabilities, sources of taxable income and tax planning strategies. To the extent that the financial results of these operations improve and it becomes “more-likely-than-not” that the deferred tax assets are realizable, we will be able to reduce the valuation allowance. To the extent that the valuation allowance related to tax assets generated prior to the date of the Quasi-Reorganization, the tax benefit realized will be recorded directly to equity.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the tax treatment is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is “more-likely-than-not” that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. We recognize interest and penalties, if any, related to unrecognized tax benefits in the provision of income taxes in the statement of operations.

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This Update adds an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired, similar to the Goodwill guidance issued in ASU 2011-08. Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite intangible is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must perform the annual quantitative impairment test. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of the Update does not have significant impact on the Company’s fair value measurement or its disclosures.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do no change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement when net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of ASU 2013-02 will have a significant effect on its consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Entertainment Gaming Asia Inc.:

We have audited the accompanying consolidated balance sheets of Entertainment Gaming Asia Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Gaming Asia Inc. and subsidiaries at December 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG
Hong Kong SAR
March 28, 2013

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$10,365	$12,759
Accounts receivable, net	1,841	2,691
Other receivables	112	114
Inventories	2,047	1,894
Prepaid expenses and other current assets	387	841
Total current assets	14,752	18,299

Gaming equipment, net	9,724	8,889
Casino contracts	7,982	10,340
Property and equipment, net	6,170	2,558
Goodwill	380	357
Intangible assets, net	1,253	1,227
Contract amendment fees	342	450
Deferred tax assets	201	91
Prepaids, deposits and other assets	2,914	1,893
Total assets	$43,718	$44,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,636	$1,316
Amounts due to a related party	—	14
Accrued expenses	2,619	2,228
Income tax payable	—	68
Notes payable to a related party	—	6,211
Capital lease obligations	—	322
Customer deposits and other current liabilities	656	357
Total current liabilities	6,911	10,516

Other liabilities	1,078	869
Deferred tax liability	137	207
Total liabilities	8,126	11,592

Stockholders’ equity:
Common stock, $.001 par value, 75,000,000 shares authorized; 29,974,662 and 29,710,556 shares issued and outstanding	30	30
Additional paid-in-capital	32,224	31,280
Accumulated other comprehensive income	929	559
Retained earnings since January 1, 2011 ($386.1 million accumulated deficit eliminated)	2,408	642
Total EGT stockholders’ equity	35,591	32,511
Non-controlling interest	1	1
Total stockholder’s equity	35,592	32,512
Total liabilities and stockholders’ equity	$43,718	$44,104

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(amounts in thousands, except per share data)

	Years Ended December 31,
	2012	2011
Revenues:
Gaming, gross	$20,389	$17,396
Less: promotional allowances	—	—
Gaming, net	20,389	17,396
Other products	12,429	9,733
Total revenues	32,818	27,129

Operating costs and expenses:
Cost of gaming operations
Gaming equipment depreciation	4,608	4,890
Casino contract amortization	2,466	2,457
Other gaming related intangibles amortization	252	63
Other operating costs	4,331	1,169
Cost of other products	11,187	8,346
Selling, general and administrative expenses	7,826	7,332
Impairment of assets	339	1,351
(Gain)/loss on dispositions of assets	(44)	175
Product development expenses	395	386
Depreciation and amortization	333	113
Total operating costs and expenses	31,693	26,282

Income from operations	1,125	847

Other income/(expenses):
Interest expense and finance fees	(108)	(405)
Interest income	43	93
Foreign currency gains/(losses)	311	(94)
Other	314	252
Total other income/(expenses)	560	(154)

Income before income tax	1,685	693

Income tax benefits/(expenses)	81	(51)

Net income	$1,766	$642
Less: net income attributable to non-controlling interest	—	—
Net income attributable to EGT stockholders	$1,766	$642

Earnings per share:
Basic	$0.06	$0.02
Diluted	$0.06	$0.02

Weighted average common shares outstanding
Basic	29,922	29,489
Diluted	30,807	29,726

Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	294	(14)
Defined benefit pension plan
Prior service cost arising during period	39	(9)
Net change during period	36	13
Amortization of prior service cost included in net periodic pension cost	1	1
Defined benefit pension plan, net	76	5
Other comprehensive income/(loss), net of tax	$370	$(9)

Comprehensive income	$2,136	$633
Less: Comprehensive income attributable to non-controlling interest	—	—
Comprehensive income attributable to EGT Stockholders	$2,136	$633

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2012 and 2011

					Accumulated
			Additional		Other
(amounts in thousands, except per	Common Stock		Paid-in	Retained	Comprehensive	Non-controlling
share data)	Shares	Dollars	Capital	Earnings	Income	interest	Total
Balances, January 1, 2011	29,048,056	$30	$29,724	$—	$568	$—	$30,322

Comprehensive income
Net income				642			642
Other comprehensive loss, net of tax
Foreign currency translation					(14)
Defined benefit pension					5
Other comprehensive loss					(9)		(9)
Comprehensive income							633
Issuance of restricted stock	554,167	—	—				—
Exercise of employee options	108,333	—	35				35
Stock-based compensation			1,452				1,452
Changes in valuation allowance on deferred tax assets which existed at the date of Quasi-Reorganization			69				69
Non-controlling interest						1	1

Balances, December 31, 2011	29,710,556	$30	$31,280	$642	$559	$1	$32,512
Balances, January 1, 2012	29,710,556	$30	$31,280	$642	$559	$1	$32,512

Comprehensive income
Net income				1,766			1,766
Other comprehensive income, net of tax
Foreign currency translation					294
Defined benefit pension					76
Other comprehensive income					370		370
Comprehensive income							2,136
Issuance of restricted stock	194,805	—	—				—
Exercise of employee options	69,301	—	81				81
Stock-based compensation			840				840
Changes in valuation allowance on deferred tax assets which existed at the date of Quasi-Reorganization			23				23

Balances, December 31, 2012	29,974,662	$30	$32,224	$2,408	$929	$1	$35,592

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2012	2011
Cash flows used in operating activities:
Net income	$1,766	$642
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	(178)	(149)
Foreign currency gains	(316)	(4)
Depreciation of gaming equipment and property and equipment	5,274	5,209
Impairment of assets	339	1,351
Amortization of casino contracts	2,466	2,457
Amortization of intangible assets	291	87
Amortization of contract amendment fees	108	108
Stock-based compensation expense	840	1,452
(Gain)/loss on dispositions of assets	(44)	175
Provision for pension/retirement benefits	38	14
Bad debt (recoveries)/provisions	1	39
Provision for tax receivable	—	22
Changes in operating assets and liabilities:
Accounts receivable and other receivables	940	128
Inventories	(123)	(787)
Prepaid expenses and other current assets	427	244
Prepaids, deposits and other assets	(981)	(1,376)
Accounts payable	107	253
Amounts due to a related party	(14)	—
Income tax payable	(68)	68
Accrued expenses and other liabilities	569	168
Customer deposits and others	309	148
Net cash provided by operating activities	11,751	10,249

Cash flows used in investing activities:
Construction/purchase of property and equipment	(3,179)	(354)
Purchases of gaming machines and systems	(3,411)	(2,601)
Acquisition of technical know-how	(254)	—
Addition of projects costs	(1,087)	(585)
Proceeds from sale of gaming equipment and property and equipment	101	46
Acquisition of additional revenue share at San Pedro VIP Club	—	(1,176)
Net cash used in investing activities	(7,830)	(4,670)

Cash flows used in financing activities:
Repayment of short-term debt and leases	(328)	(150)
Repayment of notes payable	(6,211)	(2,991)
Exercise of stock options	81	35
Net cash used in financing activities	(6,458)	(3,106)

Effect of exchange rate changes on cash	143	69
(Decrease)/increase in cash and cash equivalents	(2,394)	2,542
Cash and cash equivalents at beginning of year	12,759	10,217
Cash and cash equivalents at end of year	$10,365	$12,759

Supplemental disclosure of cash flow information:
Interest paid	$143	$417
Income taxes paid	$68	$21

Non-cash investing/financing activities
Issuance of restricted/performance stock	$179	$672
Purchase of gaming machines and systems	$2,194	$—

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Description of Business and Significant Accounting Policies

The principal business activities of the Company are its gaming operations, which include the owning and leasing of electronic gaming machines (EGMs) placed in premier hotels and other venues and the development and future operation of casinos and gaming establishments in select emerging markets in the Indo-China region. Also, through Dolphin Products Pty Limited, an Australian company that used to be a subsidiary of the Company but was sold in March 2013, the Company develops, manufactures and distributes high-frequency RFID and traditional non-RFID gaming chips and plaques as well as other plastic component products for a number of industries other than gaming.

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

In May 2011, the Company agreed to form a new company with another local partner in Cambodia for the development, ownership and operation of a casino project in the Pailin Province of Cambodia. Under the terms of the relevant shareholders agreement, the local partner agreed to lease to the new company certain real property upon which the casino project was to be developed for an annual fee of $1 and all profits (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the new company’s revenue) of the casino project were to have been split between the Company and the relevant local partner on a 55:45 basis. In June 2011, the Company formed a legal entity in Cambodia to serve as the new company (“Dreamworld Casino (Pailin)”) for the new casino project’s operations. In July 2011, the local partner agreed with the Company to revise the cooperation structure for the casino project by terminating the new structure and entering into new agreements pursuant to which (a) the Company is the sole owner of Dreamworld Casino (Pailin), (b) the local partner’s profit participation was reduced from 45% to 20% and (c) the Company pays a fair monthly rental to the relevant local partner for the lease of the casino project property.

Effective since January 1, 2012, the Company adopted the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, as amended by ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amended standards eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity—except investments by, and distributions to, owners—be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of these amended standards revised the manner which entities present comprehensive income in their financial statements. In addition, the amended standards require to present the changes in accumulated other comprehensive income by component in the statement of stockholders’ equity or in the notes to the financial statements. The Company has elected to present the other comprehensive income in a single continuous statement of comprehensive income and present the changes in accumulated other comprehensive income in the statement of stockholders’ equity.  The adoption of the amended standards did not have any impact on the Company’s financial position, results of operations, or earnings per share. The new presentation required by the amended standards has been applied retrospectively to all periods presented.

Basis of Presentation

These consolidated financial statements are prepared pursuant to generally accepted accounting principles in the United States. Certain previously reported amounts have been reclassified to conform to the current period presentation.

The Company effected a 1-for-4 reverse stock split of its common shares as of June 12, 2012. All historical share amounts and share price information presented in the financial statements and notes have been proportionally adjusted to reflect the impact of this reverse stock split, including but not limited to basic and diluted weighted-average shares issued and outstanding.

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

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents.  The Company places its cash and temporary investments with financial institutions.  As of December 31, 2012, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $10.1 million.

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

Inventories

Inventories consist primarily of (i) raw materials and finished goods in the other products operations and (ii) spare parts for EGMs and operational supplies such as playing cards in the gaming operations. Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. For the year ended December 31, 2012, the Company recorded an impairment loss of approximately $339,000 primarily related to the write-off of non-redeployable EGMs following the termination of slot contracts for non-performing venues during the year ended December 31, 2012. For the year ended December 31, 2011, the Company recorded an impairment loss of approximately $1.4 million mainly due to the write-off of non-performing gaming assets.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid leases, prepaid value-added taxes in foreign countries, prepayment to suppliers and restricted deposits as lease security. The Company had restricted deposits in the amounts of $331,000 and $448,000 as of December 31, 2012 and December 31, 2011, respectively, in the form of certificates of deposits as security on leases. Restrictions on $168,000 and $163,000 will be removed in December 2013 and in January 2014, respectively upon termination of the operating leases.

Gaming Equipment

Gaming equipment consists primarily of electronic gaming machines (EGMs) and systems. EGMs and systems are stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $4.6 million and $4.9 million were included in cost of gaming operations in the consolidated statements of comprehensive income for the years ended December 31, 2012 and 2011, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be one to twenty years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period as long as renewal is reasonably assured. Depreciation of property and equipment of approximately $245,000 and $231,000 were included in cost of other products in the consolidated statements of comprehensive income for the years ended December 31, 2012 and 2011, respectively.

Goodwill and Intangible Assets, Including Casino Contracts

Intangible assets consist of patents, trademarks, technical know-how, gaming operation agreements, casino contracts and goodwill. Intangibles assets other than goodwill are amortized on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which ranges from four to ten years. The straight-line amortization method is utilized because the Company believes there is no more reliably determinable method of reflecting the pattern for which the economic benefits of the intangible assets are consumed or otherwise used.

Amortization expenses related to casino contracts were approximately $2.5 million and $2.5 million for the years ended December 31, 2012 and 2011, respectively. The amounts were accounted for as cost of gaming operations. Amortization expenses related to other gaming related intangibles were approximately $252,000 and $63,000 for the years ended December 31, 2012 and 2011, respectively. The amounts were accounted for as cost of gaming operations. Amortization expenses related to technical know-how were approximately $15,000 and $NIL for the years ended December 31, 2012 and 2011, respectively. The amounts were accounted for as cost of other products. Amortization expenses related to patents and trademarks were approximately $24,000 and $24,000 for the years ended December 31, 2012 and 2011, respectively. The amounts were accounted for as selling, general and administrative expenses.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values.  While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values.  No impairment charges relating to intangible assets were recorded for the years ended December 31, 2012 and 2011, respectively.

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

Revenues are recognized as earned with the exception of one of the Company’s venues in which revenues were recognized when the payment for net winnings were received as the collections from this venue were not yet reasonably assured. The slot contract with this venue owner was terminated on July 31, 2012 and we collected the balance of outstanding payments in the fourth quarter of 2012.

Commitment fees paid to venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fee balances related to contract amendments of approximately $342,000 and $450,000 as of December 31, 2012 and December 31, 2011, respectively.

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

Other Products Sales

The Company recognizes revenue from the sale of its products to end users upon shipment against customer contracts or purchase orders. The Company also recognizes revenue from the sale of its products to end users on bill-and-hold arrangements when all of the following have been satisfied:

•	The risk of ownership must be passed to the buyer;

•	The customer must have a fixed commitment to purchase the goods;

•	The buyer, not the Company, must request that the transaction be on bill-and-hold basis;

•	There must be a fixed schedule for the delivery of goods;

•	The Company must not have specific performance obligations such that the earning process is not complete;

•	The ordered goods must be segregated from the Company’s inventory and not subject to being used to fill other orders, and;

•	The product must be complete and ready for shipment.

Other products sales included approximately $1.3 million and NIL, respectively, for the years ended December 31, 2012 and 2011, in relation to bill-and-hold arrangements.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award.  Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, the Company re-measures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 13 for additional information relating to stock-based compensation assumptions.

Stock-based compensation expense totaled approximately $840,000 and $1.5 million for the years ended December 31, 2012 and 2011, respectively.

Product Development

Product development expenses are charged to expense as incurred.  Employee-related costs associated with product development are included in product development expenses. Product development expenses were approximately $395,000 and $386,000 for the years ended December 31, 2012 and 2011, respectively. The increase was primarily a result of increased new product development activities for the other products division, mainly in relation to gaming chips and plaques for the year ended December 31, 2012.

Leases

Leases are classified at the inception date as either a capital lease or an operating lease. A lease is a capital lease if any of the following conditions exists:

•	Ownership is transferred to the lessee by the end of the lease term;

•	There is a bargain purchase option;

•	The lease term is at least 75% of the property’s estimated remaining economic life or

•	The present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased property to the lessor at the inception date.

A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred. The Company had no capital leases as of December 31, 2012.

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

Foreign Currency Translations and Transactions

The functional currency of the Company’s international subsidiaries, except for its operations in Cambodia whose functional currency is also U.S. dollars, is generally the local currency. For these subsidiaries, the Company translates the assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income within stockholders’ equity. Gains and losses resulting from transactions in non-functional currencies are recorded in the statements of comprehensive income.

Below is a summary of closing exchange rates as of December 31, 2012 and December 31, 2011, and average exchange rates for the years ended December 31, 2012 and 2011, respectively.

($1 to foreign currency)	December 31, 2012	December 31, 2011
Australian Dollar	0.96	0.98
Philippine Peso	41.19	43.71
Hong Kong Dollar	7.75	7.77

	Years Ended December 31,
($1 to foreign currency)	2012	2011
Australian Dollar	0.97	0.96
Philippine Peso	42.35	43.34
Hong Kong Dollar	7.76	7.79

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

As of December 31, 2012, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This Update adds an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired, similar to the Goodwill guidance issued in ASU 2011-08. Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (a likehood of more than 50%) that an indefinite intangible is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must perform the annual quantitative impairment test. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of the Update does not have significant impact on the Company’s fair value measurement or its disclosures.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do no change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement when net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of ASU 2013-02 will have a significant effect on its consolidated financial statements.

Note 2. Segments

During the reporting period, we conducted business in two operating segments: (i) gaming operations, which include slot and casino operations; and (ii) other products operations, which consist of the design, manufacture and distribution of gaming chips and plaques and other plastic products. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.

The following table presents the financial information for each of the Company’s operating segments.

	Years Ended December 31,
(amounts in thousands)	2012	2011
Revenues:
Gaming operations	$20,389	$17,396
Other products operations	12,429	9,733
Total revenues	$32,818	$27,129

Operating income:
Gaming operations gross margin(1)	$8,393	$7,466
Other products operations gross margin	1,242	1,387
Corporate and other operating costs and expenses	(8,510)	(8,006)
Total operating income	$1,125	$847

(1)	Calculation of gaming operations gross margin includes impairment of gaming assets of approximately $339,000 and 1.4 million for the years ended December 31, 2012 and 2011, respectively.

	December 31,
(amounts in thousands)	2012	2011
Identifiable assets:
Gaming operations	$34,652	$28,865
Other products operations	7,766	5,992
Corporate(1)	1,300	9,247
Total identifiable assets	$43,718	$44,104

(1)	Cash held by Corporate decreased from approximately $9.0 million as of December 31, 2011 to approximately $1.1 million as of December 31, 2012 while cash held by gaming and other products sales operations increased from approximately $3.8 million to $9.3 million, respectively.

	December 31,
(amounts in thousands)	2012	2011
Goodwill:
Gaming operations	$380	$357
Other products operations	—	—
Corporate	—	—
Total goodwill	$380	$357

	Years Ended December 31,
(amounts in thousands)	2012	2011
Capital expenditures:
Gaming operations (1)	$8,662	$4,723
Other products operations	1,418	315
Corporate	45	31
Total capital expenditures	$10,125	$5,069

Depreciation and amortization:
Gaming operations	$7,629	$7,451
Other products operations	276	264
Corporate	126	39
Total depreciation and amortization	$8,031	$7,754

Interest expenses and finance fees:
Gaming operations	$10	$330
Other products operations	6	69
Corporate	92	6
Total interest expenses and finance fees	$108	$405

Income tax benefits /(expenses):
Gaming operations (2)	$—	$—
Other products operations	110	18
Corporate	(29)	(69)
Total income tax benefits/(expenses)	$81	$(51)

(1)	Includes costs related to new gaming development projects of approximately $6.5 million and $600,000 for the years ended December 31, 2012 and 2011, respectively.
(2)	The Company is required to pay a fixed gaming obligation tax for its operations in Cambodia. The amount paid was approximately $100,000 for the year ended December 31, 2012 and was included in selling, general and administrative expenses.

Geographic segment revenues for the years ended December 31, 2012 and 2011 are as follows:

	Years Ended December 31,
(amounts in thousands)	2012	2011
Cambodia	$16,767	$14,005
Macau	1,512	712
Philippines	5,235	3,454
Other Asian Countries	644	785
Australia	7,757	7,043
Europe	658	815
Other	245	315
	$32,818	$27,129

For the year ended December 31, 2012, the largest customer in the gaming segment represented 69% of total gaming revenue and the largest customer in the other products segment represented 17% of total other products revenue. For the year ended December 31, 2011, the largest customer in the gaming segment represented 80% of total gaming revenue and the largest customer in the other products segment represented 18% of total other products revenue.

Long-lived assets, goodwill and intangible assets identified by geographic segments consisted of the following:

	December 31,
(amounts in thousands)	2012	2011
Cambodia	$18,450	$14,966
Philippines	3,450	5,598
Other Asian Countries	1,346	1,661
Australia	2,023	806
United States	240	340
	$25,509	$23,371

Note 3.	Inventories

Inventories consisted of the following:

	December 31,
(amounts in thousands)	2012	2011
Raw materials	$867	$1,370
Finished goods	973	377
Spare parts	106	147
Casino inventories	101	—
	$2,047	$1,894

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
(amounts in thousands)	2012	2011
Prepayments to suppliers	$174	$528
Restricted cash	168	123
Deposits on EGM orders	—	121
Other	45	69
	$387	$841

Note 5.	Receivables

Accounts and other receivables consisted of the following:

	December 31,
(amounts in thousands)	2012	2011
Trade accounts	$1,856	$2,730
Other	112	114
	1,968	2,844
Less: allowance for doubtful accounts	(15)	(39)
Net	$1,953	$2,805

Note 6.	Gaming Equipment

Gaming equipment is stated at cost. The major categories of gaming equipment and accumulated depreciation consisted of the following:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2012	2011
EGMs	3-5	$16,222	$12,116
Systems	5	1,093	1,008
Other gaming equipment	3-5	150	—
		17,465	13,124
Less: accumulated depreciation		(7,741)	(4,235)
		$9,724	$8,889

Depreciation expenses for the years ended December 31, 2012 and 2011 were approximately $4.7 million and $4.9 million, respectively, which were recorded in cost of gaming operations in the consolidated statements of comprehensive income.

During the years ended December 31, 2012 and 2011, the Company wrote off non-performing gaming assets of approximately $339,000 and $1.4 million, respectively.

Note 7.	Property and Equipment

Property and equipment are stated at cost and consisted of the following:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2012	2011
Equipment, vehicles, furniture and fixtures	3-10	$2,900	$1,246
Land and building	20	2,483	830
Leasehold improvements	1-2	180	72
Construction in progress	N/A	1,477	724
		7,040	2,872
Less: accumulated depreciation		(870)	(314)
		$6,170	$2,558

Note 8.	Goodwill and Intangible Assets, including Casino Contracts

Intangible assets, if any, are stated at cost and consisted of the following:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2012	2011
Gaming operation agreement	4-5	$1,232	$1,173
Less: accumulated amortization		(315)	(62)

Goodwill	N/A	380	357

Patents	5-6	114	114
Less: accumulated amortization		(42)	(21)

Trademarks	5-9	26	26
Less: accumulated amortization		(6)	(3)

Technical know-how	10	259	—
Less: accumulated amortization		(15)	—

Casino contracts	5-6	12,934	12,790
Less: accumulated amortization		(4,952)	(2,450)
		$9,615	$11,924

Goodwill movements during the year consisted of the following:

(amounts in thousands)	2012	2011
Balance as of January 1	$357	$—
Goodwill acquired	—	357
Foreign currency translation adjustment	23	—
Balance as of December 31	$380	$357

Amortization expenses for finite-lived intangible assets were approximately $2.8 million and $2.5 million for the years ended December 31, 2012 and 2011, respectively. Annual estimated amortization expense for each of the five succeeding years and thereafter consisted of the following:

(amounts in thousands)
2013	2,644
2014	2,644
2015	2,644
2016	1,156
2017	28
Thereafter	119
Total	$9,235

Note 9.	Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

	December 31,
(amounts in thousands)	2012	2011
Prepaid taxes	$922	$752
Prepaid leases	747	786
Prepayments to suppliers	585	—
Deposits on EGM orders	257	—
Rental, utilities and other deposits	240	30
Restricted cash	163	325
Totals	$2,914	$1,893

As of December 31, 2012, prepaid leases consisted of land lease prepayments of approximately $232,000 and $515,000 for the Company’s casino projects located in the respective Cambodian provinces of Kampot and Pailin.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
(amounts in thousands)	2012	2011
Payroll and related costs	$1,292	$968
Legal, accounting and tax	336	254
Accrued tax expenses	514	625
Marketing expenses	37	41
Other	440	340
Totals	$2,619	$2,228

Note 11.	Debt and Capital Lease Obligations

Debt and capital lease obligations consisted of the following:

	December 31,
(amounts in thousands)	2012	2011
Notes payable to a related party at interest of 5%	$—	$6,211
Capital lease obligations to an Australian bank at various interest rates and collateralized by equipment	—	322
	$—	$6,533

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

On April 20, 2010, the Company entered into a Deed of Assignment and Novation and Consent (the “Deed of Assignment”) with Elixir International and EGT Entertainment Holding. Pursuant to the Deed of Assignment, the Company agreed to the assignment and transfer by Elixir International of all its rights and obligations under the Facility Agreement and the related promissory note to EGT Entertainment Holding, our principal shareholder, with immediate effect. The said assignment and transfer was made in relation to the disposal of Elixir International by EGT Entertainment Holding and does not have any impact on the note terms or the repayment obligations of the Company save and except that when the repayment schedule resumes, the monthly repayment of principal and interest under the note were to be made to or at the direction of EGT Entertainment Holding instead of Elixir International.

On May 25, 2010, the Company entered into a third amendment (“Third Amendment”) to the Facility Agreement with EGT Entertainment Holding, pursuant to which the payment schedule of the Outstanding Principal Balance and the interest accrued thereon were further restructured in the following manner: (i) the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of approximately $458,000 to be paid by the Company in a lump sum payment on July 1, 2010; (ii) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company was to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (iii) the Company was to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid total principal and interest of approximately $6.2 million and $143,000, respectively, for the year ended December 31, 2012 to EGT Entertainment Holding (See Note 15). Interest expenses capitalized during the years ended December 31, 2012 and 2011 were approximately $38,000 and $36,000, respectively. The facility was paid off in full in December 2012.

In 2006, the Company entered into a capital lease agreement for four injection molding machines with auxiliary equipment. The lease has a six-year term and the machines will be fully owned upon final payment at the end of the contract term. The molding machine lease was capitalized at the present value of the future minimum lease payments at the lease’s inception. The capital lease balance was fully settled in July 2012. As of December 31, 2012, there was no property and equipment leased under capital lease.

Note 12.	Other Liabilities

Other liabilities consisted of the following:

	December 31,
(amounts in thousands)	2012	2011
Other tax liabilities	$555	$477
Provision for long service leave	369	292
Others	154	100
	$1,078	$869

Note 13.	Stock-Based Compensation

Options

The Company effected a 1-for-4 reverse stock split of its common shares as of June 12, 2012. All historical share amounts and share price information presented in this Note 13 have been proportionally adjusted to reflect the impact of this reverse stock split.

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

During the year ended December 31, 2012, stock options for the purchase of 450,000 shares of common stock were granted with a weighted average exercise price of $1.40 and weighted average fair value of $1.06 (2011: $1.40) per share and will vest from six-month and one day to three-year periods. During the year ended December 31, 2012, 194,805 shares of restricted stock awards with a fair value of $0.92 per share were issued. The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of any changes in the assessment of probabilities.

During the year ended December 31, 2012, 69,301 shares of outstanding stock options were exercised.

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

As of December 31, 2012, stock options for the purchase of 936,864 and 22,500 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of December 31, 2012, there were no outstanding non-plan options to purchase common stock. All previously granted non-plan options had expired by December 31, 2012. The non-plan options were issued to certain employees and non-employees of EGT Entertainment Holding as approved by our stockholders in September 2007 pursuant to the initial closing of the transactions under the Securities Purchase and Product Participation Agreement dated June 12, 2007 between the Company and EGT Entertainment Holding.

As of December 31, 2012, stock options for the purchase of 1,997,374 shares of common stock were outstanding under the 2008 Plan.

As of December 31, 2012, 2,158,821 stock options were exercisable with a weighted average exercise price of $2.38, a weighted average fair value of $0.77 and an aggregate intrinsic value of approximately $1.9 million. The total fair value of shares vested during the year ended December 31, 2012 was approximately $670,000. The total compensation cost related to unvested shares as of December 31, 2012 was approximately $502,000. The amount was expected to be recognized over 1.74 years.

A summary of all current and expired plans as of December 31, 2012 and December 31, 2011 and changes during the years then ended are presented in the following tables.

Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2010	2,876,952	$5.54	4.23	$1,089
Granted	893,753	1.44	—	—
Exercised	(108,334)	0.32	—	105
Forfeited or expired	(514,050)	9.55	—	—
Outstanding as of December 31, 2011	3,148,321	3.90	5.40	303
Exercisable as of December 31, 2011	2,283,732	$4.86	4.04	$303

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2011	3,148,321	$3.90	5.40	$303
Granted	450,000	1.40	—	274
Exercised	(69,301)	1.17	—	71
Forfeited or expired	(572,282)	11.43	—	—
Outstanding as of December 31, 2012	2,956,738	2.13	6.13	2,293
Exercisable as of December 31, 2012	2,158,821	$2.38	5.24	$1,894

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2010	—	$—	—
Granted	554,167	1.20	—
Vested	(554,167)	1.20	—
Unvested balance as of December 31, 2011	—	$—	—

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2011	—	$—	—
Granted	194,805	0.92	—
Vested (1)	(194,805)	0.92	—
Unvested balance as of December 31, 2012	—	$—	—

(1)	Vested shares included 194,805 shares of restricted common stock issued in 2012 for which final vesting has been approved by the Company’s compensation committee in February 2013.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the years ended December 31, 2012 and 2011.

	Years Ended December 31,
	2012		2011
Range of values:	Low	High	Low	High
Expected volatility	76.49%	127.83%	127.83%	174.40%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.97	3.73	9.85
Risk free rate	0.56%	1.95%	0.84%	3.43%

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

For non-employee awards, the Company re-measures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period.

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

Warrants

All previously issued warrants had expired by December 31, 2011. There were no warrants issued during the year ended December 31, 2012.

Note 14.	Impairment of Long-Lived Assets

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

For the year ended December 31, 2012, the Company recorded an impairment charge of approximately $339,000 primarily related to the write-off of non-redeployable EGMs following the termination of slot contracts for non-performing venues during the year ended December 31, 2012.

For the year ended December 31, 2011, the Company recorded an impairment charge of approximately $1.4 million mainly due to the write-off of non-performing gaming assets.

The following table reflects the components of the impairment of long-lived assets included in the consolidated statements of comprehensive income.

	Years ended December 31,
(amounts in millions)	2012	2011
Non-performing EGMs	$0.3	$1.3
Write-off of other gaming assets	—	0.1
Total impairment charges	$0.3	$1.4

Note 15.	Related Party Transactions

Effective January 1, 2010, the Company began sub-leasing office space from Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of the Company’s principal shareholder, EGT Entertainment Holding. The current sub-lease will expire by the end of March 2013 and the Company is planning to move its principal executive office to the premises of the new Hong Kong Dolphin facilities in early April 2013.

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

Subsequent to its origination, the Facility Agreement was amended three times, mostly recently on May 25, 2010 on which date we entered into Amendment No.3 to the Facility Agreement with EGT Entertainment Holding (the “Third Amendment”), pursuant to which the Company issued a new note (the “Third Amended Note) to replace the previous terms.  Under the payment schedule of the Third Amended Note, the outstanding principal balance of $9.2 million and the interest accrued thereon were restructured in the following manner: (a)  the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of $458,000 to be paid by us in a lump sum payment on July 1, 2010; (b) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (c)  the Company to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, the Company paid total principal and interest of approximately $6.2 million and $143,000, respectively to EGT Entertainment Holding for the year ended December 31, 2012.

As of December 31, 2012, the notes payable to EGT Entertainment Holding was fully settled (see Note 11).

Significant revenues, purchases and expenses arising from transactions with related parties were as follows:

	Years ended December 31,
(amounts in thousands)	2012	2011
EGT Entertainment Holding
Principal and interest payments	$6,354	$3,408

Melco Crown Gaming (Macau) Ltd
Trade sales of gaming products	$(1,309)	$(459)

Melco Services Limited
Technical services	$32	$32
Office rental	$150	$150

Note 16.	Income Taxes

The components of the provision for income taxes consisted of the following:

	Years ended December 31,
(amounts in thousands)	2012	2011
Federal — Deferred	$(57)	$(49)
State	—	—
Foreign
Current	—	(90)
Deferred	138	88
Total tax benefits/(expenses)	$81	$(51)

The reconciliation of the Company’s provision for income taxes consisted of the following:

	Years Ended December 31,
(amounts in thousands)	2012	2011
Deferred income tax movement in cash flow	$178	$149
Change in unrecognized tax benefits	(78)	(34)
Change in valuation allowance on deferred tax assets which existed at the date of Quasi-Reorganization	(23)	(69)
Current year tax expenses	—	(89)
Foreign currency translation adjustments	4	(8)
Total tax benefits/(expenses)	$81	$(51)

The reconciliation of the statutory federal income tax rate and the Company’s effective tax rates consisted of the following:

	Years Ended December 31,
(amounts in thousands)	2012	2011
Federal tax expense at statutory rates	$(573)	$(235)
Difference in jurisdictional tax rates	723	2,970
Expense not deductible for tax	(600)	(312)
Income not subject to tax	1,346	1,492
Adjustment of provision to tax return	(473)	(1,044)
Change in valuation allowances	(1,769)	(448)
Change in unrecognized tax benefits	1,362	(2,467)
Other	65	(7)
Total tax benefits/(expenses)	$81	$(51)

Consolidated income before taxes for domestic and international operations consisted of the following:

	Years Ended December 31,
(amounts in thousands)	2012	2011
Domestic	$(3,796)	$(3,444)
International	5,481	4,137
Total income before taxes	$1,685	$693

The primary tax affected components of the Company’s deferred tax assets/(liabilities) consisted of the following:

	December 31,
(amounts in thousands)	2012	2011
Deferred tax assets:
Prepaid commission agreement	$—	$1,277
Net operating losses	59,712	55,702
Stock options	571	40
Depreciation and impairment	4,792	4,425
Loss on subsidiary deregistration	—	1,076
Other	450	538
Valuation allowances	(65,320)	(62,953)
Deferred tax liabilities:
Acquisition of intangibles	(141)	(194)
Other	—	(27)
Net deferred tax assets/(liabilities)	$64	$(116)

Domestic operating loss carryforwards were approximately $172.7 million and $160.7 million for the years ended December 31, 2012 and 2011, respectively, which are subject to limitations under Section 382 of the Internal Revenue Code. These domestic operating losses began to expire in 2011. The Company expects to utilize the $172.7 million domestic operating loss to offset against corporate income tax payable in the United States, if the domestic operating loss remains unexpired at the time when the Company is subject to corporate income tax in the United States. Operating loss carryforwards of foreign subsidiaries were approximately $3.4 million and $3.6 million respectively for the years ended December, 31, 2012 and 2011. The Company’s net operating losses have been fully reserved.

As of December 31, 2012, there were valuation allowances of approximately $58.7 million and $6.6 million, respectively, relating to pre-Quasi-Reorganization and post-Quasi-Reorganization periods. Valuation allowances included approximately $58.7 million for which subsequently recognized tax benefits will be credited directly to additional paid-in capital. Valuation allowances were provided on the domestic and foreign operating loss carry forwards and other deferred tax assets because management believes these assets did not meet the “more likely than not” criteria for recognition under ASC 740.

Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $15.8 million as of December 31, 2012. Those earnings were considered to be permanently reinvested; accordingly, no provision for withholding taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to the foreign country. Withholding taxes of approximately $2.2 million would be payable upon remittance of all previously unremitted earnings as of December 31, 2012.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits consisted of the following:

(amounts in thousands)
Balance at January 1, 2011	$2,657
Increases in tax positions	2,428
Decreases in tax positions	(30)
Balance at December 31, 2011	$5,055
Increases in tax positions	57
Decreases in tax positions	(1,439)
Balance at December 31, 2012	$3,673

The amount of uncertain tax benefits as of December 31, 2012 that would affect the effective income tax rate if recognized is approximately $312,000. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, however, an estimate of the range of the possible changes cannot be made at this time.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in the statements of comprehensive income. During the year ended December 31, 2012, the Company recorded interest and penalties of approximately $67,000. As of December 31, 2012, the Company has interest and penalties of approximately $245,000 accrued in the consolidated balance sheet.

The Company is subject to income tax examinations by tax authorities from 2005 through the present period in jurisdictions in which it operates. During the years ended December 31, 2011 and 2012, the United States Internal Revenue Service (the “IRS”) conducted an audit of the Company’s 2008 and 2009 tax returns in the United States. In April 2012, the IRS proposed some adjustments including a downward adjustment of the Company’s net operating losses. However, in August 2012, the IRS rescinded the proposed adjustments and, on January 23, 2013, the IRS formally notified the Company that they had completed the review of the examination of the above-mentioned years with no changes to the Company’s tax.

The Company’s 2008 to 2012 Australian income tax returns remain subject to examination by the Australian Taxation Office. The Company’s 2009 to 2012 Cambodian income tax returns remain subject to examination by the General Department of Taxation. The Company’s 2009 to 2012 Philippines income tax returns also remain subject to examination by the Philippines Bureau of Internal Revenue.

Note 17.	Commitments and Contingencies

Leases

As of December 31, 2011, the Company was obligated under a non-cancelable lease for office space in Nevada that entered into in December 2006. In March 2008, the Company moved its United States office and entered into a new non-cancelable lease for new office space. In February 2008, the Company entered into a sublease for the balance of the remaining term on the Nevada office space.  The proceeds from the sublease had been netted against the lease payments. Both the non-cancelable lease and sublease of the Nevada office space had expired by the end of January 2012.

The Company currently also leases office spaces and warehouse facilities in other locations including Hong Kong, Cambodia and the Philippines and certain office equipment under non-cancelable operating leases with remaining terms in excess of one year.

Future minimum lease payment commitments, net of any sublease proceeds and including scheduled escalation provisions as of December 31, 2012, under the leases were as follows:

	Operating Leases
(amounts in thousands)	Total Payments	Sublease Proceeds	Net Payments
2013	$1,190	$(238)	$952
2014	583	(20)	563
2015	511	—	511
2016	132	—	132
2017	63	—	63
Thereafter	—	—	—

Rent expenses on all operating leases were approximately $765,000 and $735,000 for the years ended December 31, 2012 and 2011, respectively.

Legal Matters

Prime Mover/Strata Litigation

On March 26, 2010, a complaint (as subsequently amended on May 28, 2010) (the “Complaint”) was filed by certain of the Company’s shareholders including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd (collectively, the “Plaintiffs”) in the United States District Court for the Southern District of New York against certain defendants including the Company and certain other of our current and former directors and officers.

The Complaint alleges claims related to disclosures concerning our electronic gaming machine participation business (the “Slot Business”), including but not limited to the alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, violations of Nevada Revised Statutes Sections 90.580(e) and 90.660(3), breach of fiduciary duty, and negligent misrepresentations.  The Plaintiffs allege that the Company and certain other defendants made false and misleading statements about the Slot Business in filings with the SEC, press releases, and other industry and investor conferences and meetings during the period from June 13, 2007 to August 13, 2008 and that the Plaintiffs then purchased the securities at the inflated prices and later suffered economic losses when the price of our securities decreased.

On June 22, 2011, the court dismissed all of the Plaintiffs’ claims except for two breach-of-contract counts against the Company. All claims against the current and former officers and directors were dismissed. On December 20, 2011 the Plaintiffs filed a second amended Complaint (the “Second Amended Complaint”) for re-pleading all the securities claims against the Company and all the relevant current and/or former officers and directors.

On September 27, 2012, the District Court dismissed all of the Plaintiffs’ claims under the Second Amended Complaint except for two breach-of-contract counts against the Company. Again, all claims against the current and former officers and directors were dismissed.

On October 25, 2012, the Plaintiffs filed a Notice of Appeal seeking review by the Second Circuit Court of Appeals of the trial court’s dismissal of the Second Amended Complaint (the “Appeal”). As of March 15, 2013, the Plaintiffs had not filed their appellant brief. However, it is expected the Plaintiffs will file same at any time before the end of March 2013 and once the Plaintiffs have filed their brief, the Company will file its opposition within the next 90-day period as prescribed by the applicable court rules.

The Plaintiffs seek unspecified damages, as well as interest, costs and attorneys’ fees. The Company intends to defend itself vigorously against the Plaintiffs’ claims. As the litigation is at an early stage, it is not possible to predict the likely outcome of the case or the probable loss, if any, or the continuation of insurance coverage and, accordingly, no accrual has been made for any possible losses in connection with this matter.

Note 18.	Earnings Per Share

A reconciliation of basic and diluted earnings per share consisted of the following:

	Years Ended December 31,
	2012			2011
(amounts in thousands, except per share data)	Income	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net income attributable to equity shareholders	$1,766	29,922	$0.06	$642	29,489	$0.02
Effect of dilutive securities
Dilutive stock options	—	885		—	237
Diluted
Net income attributable to equity shareholders plus assumed conversion	$1,766	30,807	$0.06	$642	29,726	$0.02

Stock options, restricted shares and warrants of 1,703,598 and 2,869,142 for the years ended December 31, 2012 and 2011, respectively, were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

Note 19.	Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Unrealized Actuarial Income	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances, January 1, 2011	$9	$559	$568
Current period other comprehensive income/(loss)	5	(14)	(9)
Balances, December 31, 2011	14	545	559
Current period other comprehensive income	76	294	370
Balances, December 31, 2012	$90	$839	$929

Note 20.	Business Combinations

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

The 35% share of revenue and earnings of San Pedro Club included in the Company’s consolidated statement of operations from the acquisition date to the period ended December 31, 2011 were as follows:

(amounts in thousands)
Revenues	$406
Adjusted EBITDA	274
Net income	$66

The following represents the unaudited pro forma consolidated statements of operations as if San Pedro Club had been included in the consolidated results of the Company for the entire year ended December 31, 2011:

Pro Forma Consolidated Statements of Operations for the Years Ended December 31, 2011

(amounts in thousands)	(unaudited) 2011
Revenues	$27,768
Net income	$738

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of San Pedro Club to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to EGMs and others, and intangible assets had been applied on January 1, 2011, together with the consequential tax effects.

Note 21.	Subsequent Events

On February 22, 2013, the Company entered into a Share Sale Agreement pursuant to which it agreed to sell the portion of its business dedicated to the manufacture and sale of non-gaming plastic products, mainly automotive parts (“Dolphin Australia”). In connection with the sale of its non-gaming plastic products operations, it is also relocating its gaming chips and plaques operations from Melbourne, Australia to Hong Kong.

After reviewing its other alternatives, such as liquidation of the non-gaming business or the possibility of selling it to an unrelated third party, the Company elected to sell the non-gaming manufacturing operations in a management-led buyout to Dolphin Australia’s existing general manager of operations. Total consideration for the sale of these assets was AUD$350,000, which was paid on March 28, 2013 upon completion of the transaction. All business and assets that relate to the gaming chip and plaque production operations, including but not limited to, the equipment and tooling, finished goods, work-in-progress, raw materials, business orders, technology know-how, and related intellectual property rights, have been transferred to the newly formed subsidiary in Hong Kong. For a period of up to five years after the completion of the sale, the non-gaming operations under the new ownership will not be permitted to engage in the gaming business in Australia and certain countries in Asia. The Company has terminated the employment of all existing Dolphin Australia employees, including the existing general manager of operations, and paid the severance costs to them as part of the transaction.

The Company expects to incur one-time cash costs associated with the sale and relocation, which include severance and new facility set-up, of approximately $1.7 million, net of the consideration for the sale of the non-gaming manufacturing assets. These costs will be incurred in 2013 and will be funded from the Company’s available working capital. The Company expects the new Dolphin facility in Hong Kong to commence operations in the second quarter of 2013 and that there should be minimal to no disruption in fulfilling gaming chip and plaque orders during the transition of the relocation.

During 2012, the Company made investments in new equipment and the development of in-house manufacturing processes for Dolphin Australia to improve production efficiency and capacity. The benefits of those investments will be retained and transferred to the new Hong Kong facility. The relocation of gaming chip and plaque production to Hong Kong is anticipated to further enhance production efficiencies, escalate the development of its product range and high-security features by availing the Company to greater high-tech resources, improve monitoring and controls, and reduce estimated annual overhead costs by approximately $1.0 million. The cost reductions are primarily related to payroll due to lower average hourly casual labor rates in Hong Kong compared to Australia and administration by consolidating certain support functions. The Company believes that these efforts will enable it to maintain the price competitiveness of our gaming products and broaden and deepen our customer relationships in the growing gaming markets in Asia.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation and for the reasons stated in section (c) below, our management, including our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, and our overall control environment. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only managements report in this annual report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their ages, titles and biographies as of March 15, 2013 are set forth below:

Name	Age	Position
Clarence (Yuk Man) Chung	50	Chairman of the Board of Directors, President and Chief Executive Officer
Andy (Kin Ming) Tsui	42	Chief Accounting Officer
Vincent L. DiVito	53	Director
John W. Crawford, J.P.	70	Director
Samuel (Yuen Wai) Tsang	58	Director
Anthony (Kanhee) Tyen, Ph.D.	57	Director

Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full time employee although our chief executive officer, Mr. Clarence Chung, also serves as an executive director of Melco International Development Limited, the parent corporation of our principal shareholder, EGT Entertainment Holding Limited and as chairman and president of Melco Crown (Philippines) Resort Corporation (formerly known as Manchester International Holdings Unlimited Corporations), a company listed on the Philippines Stock Exchange, also an indirect subsidiary of Melco Crown Entertainment Limited which engages in a hotel casino resort project in the Philippines. There is no family relationship between any of our executive officers or directors.

Clarence (Yuk Man) Chung: Mr. Chung joined our board in October 2007 and has served as our chairman of the board since August 2008 and chief executive officer since October 2008. Mr. Chung is also an executive director of Melco International Development Limited, a company listed on the Hong Kong Stock Exchange. He has served on the board of directors of Melco International since May 2006 and is a member of the executive committee, finance committee and corporate social responsibility committee of the company. In addition, Mr. Chung is a non-executive director of Melco Crown Entertainment Limited, a company listed on the Nasdaq Global Market and the Hong Kong Stock Exchange. He has served on the board of directors of Melco Crown since November 2006. He has also been appointed as chairman and president of Melco Crown (Philippines) Resorts Corporation (formerly known as Manchester International Holdings Unlimited Corporation), a company listed on the Philippines Stock Exchange since December 2012. Mr. Chung has more than 20 years of experience in the financial industry in various capacities as a chief financial officer, an investment banker and merger and acquisition specialist. Mr. Chung holds a master degree in business administration from the Kellogg School of Management at Northwestern University and the Hong Kong University of Science and Technology, and a bachelor degree in business administration from the Chinese University of Hong Kong. Mr. Chung is also a member of the Hong Kong Institute of Certified Public Accountants and the Institute of Chartered Accountants in England and Wales.

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

John W. Crawford, J.P.: Mr. Crawford joined our board in November 2007 and chairs our nominating committee and conflicts committee. Mr. Crawford has been the chairman of International Quality Education Limited since February 2002. Prior to that, Mr. Crawford was a founding partner of the Hong Kong office of Ernst & Young where, as chairman of the Audit Division, he acted as engagement or review partner for many public companies and banks before he retired from practice in 1997. Mr. Crawford is a member of the Hong Kong Institute of Certified Public Accountants, a member and honorary president of the Macau Society of Certified Practising Accountants, and a member of the Canadian Institute of Chartered Accountants. Mr. Crawford also serves on the boards of directors and is chairman of the audit committees of e-Kong Group Limited and Titan Petrochemicals Group Limited, both of which are listed on the Hong Kong Stock Exchange. He is also on the board of directors and chairman of the audit committee of Regal Portfolio Management Limited, which manages the Regal Real Estate Investment Trust, the units of which are listed on the Hong Kong Stock Exchange. In February 2012, Mr. Crawford was appointed as a member of the conflicts committee of the Macau Studio City project held by Melco Crown Entertainment Limited although he does not hold any directorships with Melco Crown Entertainment Limited or any of its subsidiaries.

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

Anthony (Kanhee) Tyen, Ph.D.: Dr. Tyen joined our board in September 2008 and chairs our compensation committee. Since 1985, Dr. Tyen has been in the proprietorship of his own accountancy and consulting practice, Anthony Tyen & Co. Dr. Tyen is a certified public accountant in Hong Kong and has over 30 years' experience in auditing, accounting, management and company secretarial practice. He holds a doctoral degree in philosophy and a master degree in business administration, both from the Chinese University of Hong Kong. He is an associate member of the Hong Kong Institute of Certified Public Accountants, and a fellow member of both the Association of Chartered Certified Accountants and the Institute of Chartered Secretaries and Administrators. Dr. Tyen has served as an independent non-executive director and a member of audit committee to the board of Melco International Development Limited since June 2010, Summit Ascent Holdings Limited since March 2011 and ASR Holdings Limited since October 2011, all being companies listed on the Hong Kong Stock Exchange. He was previously an independent non-executive director of two Hong Kong listed companies, namely Value Convergence Holdings Limited and Recruit Holdings Limited.

Dr. Tyen has extensive knowledge of accounting issues and the business operations in the markets in which the Company operates from his experience as an owner of an accounting firm in Hong Kong and is invaluable to our board’s discussions of accounting and operational issues. As a result of these and other professional experiences, the Company has concluded that Dr. Tyen is qualified to serve as a director.

Additional Information about our Board and its Committees

We continue to monitor the rules and regulations of the SEC and NASDAQ Capital Market to ensure that a majority of our board remains composed of “independent” directors. All of our director nominees except Mr. Chung and Mr. Tsang are considered by our board of directors to be “independent” as defined in Rule 5065(a)(2) of the NASDAQ Listing Rules.

Our board met five times in 2012. During the year ended December 31, 2012, all of our directors attended at least 75% of all meetings during the periods for which they served on our board, and at least 75% of all of the meetings held by committees of the board on which they serve. The board of directors has formed an audit committee, a nominating committee, a conflicts committee, and a compensation committee, all of which operate under written charters.  Our board of directors does not have a policy regarding board member attendance at meetings of our stockholders.

Audit Committee

During the year ended December 31, 2012, our audit committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. Mr. DiVito serves as the audit committee chair.

Our audit committee generally meets at least once a quarter and, in 2012, our audit committee held four meetings. Our audit committee has the responsibility of selecting the firm that will serve as our independent public accountants, approving and reviewing the scope and results of the audit and any non-audit services provided by the independent public accountants and meeting with our financial staff to review internal controls, procedures and policies.

We have identified Mr. DiVito as the audit committee financial expert. Mr. DiVito was previously the president and chief financial officer of Lonza America, Inc., a global life sciences chemical company and he is also a certified public accountant and a certified management accountant. All members of our audit committee are independent, as independence for audit committee members is defined in Rule 5065(a)(2) of the NASDAQ Listing Rules. In addition, Mr. Crawford and Dr. Anthony Tyen each meet the financial sophistication requirements in Rule 5065(c)(2)(A) of the NASDAQ Listing Rules.

Nominating Committee

During the year ended December 31, 2012, our nominating committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. Our nominating committee held one meeting in 2012. Mr. Crawford serves as the nominating committee chair.

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

The members of our nominating committee are considered by our board of directors to be “independent” as defined in Rule 5065(a)(2) of the NASDAQ Listing Rules.

The charter of our nominating committee allows the nominating committee to consider for directorship candidates nominated by third parties, including stockholders. For a third party to suggest a candidate, one must provide our legal department with the name of the candidate, together with a brief biographical sketch and a document indicating the candidate’s willingness to serve if elected.

Compensation Committee

During the year ended December 31, 2012, our compensation committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. Dr. Tyen serves as the compensation committee chair.

Our compensation committee held two meetings in 2012. Our compensation committee has the responsibility of setting executive compensation guidelines, administering our stock incentive plans, and approving compensation of our executive officers and members of the board of directors.

The members of our compensation committee are considered by our board of directors to be “independent” as defined in Rule 5065 (a)(2) of the NASDAQ Listing Rules.

Conflicts Committee

With regard to transactions between us and our principal stockholder, EGT Entertainment Holding, our board of directors has established a committee of the board, known as the conflicts committee, made up exclusively of members of our board who satisfy the independence requirements of Rule 5065(a)(2) of the NASDAQ Listing Rules and meet the criteria for independence as set forth in Rule 10A-3(b)(1) under the Exchange Act, and who are not then, and during the two years prior to their appointment or election have not been, an officer, director, employee of or consultant or advisor to EGT Entertainment Holding or any affiliate of EGT Entertainment Holding.

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

During the year ended December 31, 2012, our conflicts committee was comprised of Mr. Vincent DiVito and Mr. John Crawford. Mr. Crawford serves as the conflicts committee chair.

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

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, our chief executive officer for the years ended December 31, 2012 and 2011 and our only other executive officer earning in excess of $100,000 for services rendered in all capacities the years ended December 31, 2012 and 2011.  Mr. Chung has served as our chief executive officer since October 1, 2008.  Mr. Tsui has served as our chief accounting officer since April 2009.

(amounts in thousands) Name and Principal Position(a)	Year (b)	Salary (c)		Bonus (d)		Stock Awards (e)		Option Awards (f)	All Other Compensation (g)	Total (h)
Clarence Chung, CEO	2012	$—	(1)	$125	(2)	$179	(4)	$135	$—	$439
	2011	$—	(1)	$125	(3)	$324	(5&6)	$193	$—	$642
Andy Tsui, CAO	2012	$189		$40	(2)	$—		$—	$—	$229
	2011	$177		$37	(3)	$51	(6)	$88	$—	$353

The dollar amounts in columns (e) and (f) reflect the values of shares and/or options as of the grant date for the years ended December 31, 2012 and 2011, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 13 to our audited financial statements for the year ended December 31, 2012.

On June 12, 2012 before the market opened, we effected a 1-for-4 split of our common stock and corresponding decrease in the number of authorized shares of common stock (the “Reverse Split”). Aall historical information on number of shares/ options and the exercise price of the options presented below has been proportionally adjusted to reflect the impact of the Reverse Split.

(1)	Mr. Chung had an annualized base salary in cash of $1.

(2)	On February 27, 2013, the compensation committee of the board of directors resolved the grant of a cash bonus of $125,000 and $40,000, respectively, to Mr. Chung and Mr. Tsui for their contributions during the year 2012.

(3)	On March 2, 2012, the compensation committee of the board of directors resolved the grant of a cash bonus of $125,000 and approximately $37,000, respectively, to Mr. Chung and Mr. Tsui for their contributions during the year 2011.

(4)	On December 31, 2011, the compensation committee of the board of directors resolved to grant to Mr. Chung, as part of his compensation package for the year 2012 : (a) options to purchase 150,000 shares of our common stock at an exercise price of $0.92 per share provided that all these options will only be vested and become exercisable on January 2, 2013; and (b) 194,805 shares of restricted common stock, pursuant to our 2008 Stock Incentive Plan. All 194,805 restricted common shares are subject to vesting and risk of forfeiture based on the ability of the Company to meet certain financial and non-financial performance targets as of and for the fiscal year ending December 31, 2012. On February 27, 2013, our compensation committee reviewed the financial and non-financial performance targets as of and for the fiscal year ended December 31, 2012 and decided that the entire amount of 194,805 restricted shares should be fully vested to Mr. Chung.

(5)	On February 2, 2011, the compensation committee of the board of directors resolved to grant to Mr. Chung, as part of his compensation package for the year 2011: (a) options to purchase 125,000 shares of our common stock at an exercise price of $1.44 per share provided that all these options will only be vested and become exercisable on January 1, 2012; and (b) 104,167 shares of restricted common stock, pursuant to our 2008 Stock Incentive Plan. All 104,167 restricted common shares are subject to vesting and risk of forfeiture based on the ability of the Company to meet certain financial and non-financial performance targets as of and for the fiscal year ending December 31, 2011. On March 2, 2012, our compensation committee reviewed the financial and non-financial performance targets as of and for the fiscal year ended December 31, 2011 and decided that the entire amount of 104,167 restricted shares should be fully vested to Mr. Chung.

(6)	On March 8, 2011, our compensation committee approved the grant of special performance bonuses to Mr. Chung and Mr. Tsui as rewards for their efforts and contributions to the turning around and successful transformation of the Company during the years 2009 and 2010. The special performance bonus granted to Mr. Chung comprised a combination of a total cash bonus of $100,000 and 150,000 performance common shares of the Company, and the special performance bonus granted to Mr. Tsui comprises a combination of a total cash bonus of $30,000 and 43,750 performance common shares of the Company. These performance shares were issued pursuant to the Company’s 2008 Stock Incentive Plan and the Form S-8 registration statement filed by the Company with the SEC on April 6, 2011.

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

On December 31, 2012, EGT-HK and EGT-BVI, entered into new employment agreements with Mr. Chung for the position of CEO. The employment agreement entered into by EGT-HK is for Mr. Chung’s services performed on behalf of the Company within Hong Kong or in relation to the Company’s business, if any, in Hong Kong (the “New HK Employment Agreement”) and the employment agreement entered into by EGT-BVI is for Mr. Chung’s services performed on behalf of the Company outside of Hong Kong or in relation to the Company’s business outside of Hong Kong (the “New Overseas Employment Agreement”).

Each employment agreement commences on January 1, 2013 and continues indefinitely until terminated by either party. EGT-HK or EGT-BVI, as the case may be, can terminate their respective agreements immediately for “cause”, as such term is defined in the agreements. In addition, either party to the agreements may terminate the agreement without cause upon three months prior written notice or payment of three months base salary in lieu of notice to the other party.

According to the terms of each employment agreement, the CEO is entitled to an annual base salary to be determined annually by the compensation committee of the board of directors of the Company. The compensation committee has determined that the CEO’s annual base salary under the New HK Employment and the New Overseas Employment Agreements for 2013 is $30,000 and $60,000, respectively. Pursuant to the terms of the New Overseas Employment Agreement, the CEO is also entitled to receive discretionary and performance-based compensation, payable in cash or securities of the Company or a combination of both as the compensation committee may determine. The amount of the performance-based compensation and the key performance indexes by which the CEO will earn the performance based compensation shall be determined by the compensation committee annually. The compensation committee has determined that the amount of the CEO’s eligible performance-based compensation for 2013 is up to $300,000 in cash, options to purchase up to 100,000 common shares and a restricted stock award of up to 50,000 shares, all of which are subject to the vesting and risk of forfeiture based on the ability of the Company to meet certain financial and non-financial performance targets as of and for the fiscal year ending December 31, 2013. All cash payments under the two employment agreements are to be paid by EGT- BVI pursuant to the New Overseas Employment Agreement, other than the $30,000 base salary payable by EGT-HK pursuant to the New HK Employment Agreement. Both of the options to purchase 100,000 common shares of the company and the restricted stock award of 50,000 common shares of the company were granted by the Company to Mr. Chung on January 2, 2013 under the Company’s 2008 Stock Incentive Plan. The options were granted at an exercise price of $1.965 per share.

Pursuant to the resolutions passed by the Compensation Committee on December 31, 2011, the Company granted to Mr. Chung, on that day, as part of his compensation package for 2012: (a) options to purchase 150,000 shares of our common stock at an exercise price of $0.924 per share pursuant to the HK Employment Agreement provided that all these options will be vested and become exercisable on January 1, 2013; and (b) 194,805 shares of restricted common stock, pursuant to our 2008 Stock Incentive Plan and the Overseas Employment Agreement .. All 194,805 restricted common shares are subject to vesting and risk of forfeiture based on the ability of the Company to meet certain financial and non-financial performance targets as of and for the fiscal year ending December 31, 2012.

On March 2, 2012, the Compensation Committee resolved the grant of a cash bonus of $125,000 to Mr. Chung pursuant to the Overseas Employment Agreement for his contributions during the year 2011.

During his employment with the Company, Mr. Chung also serves as an executive director of Melco International Development Limited, the parent corporation of our principal shareholder, EGT Entertainment Holding, and receives a salary from Melco for his services rendered to Melco. In December 2012, Mr. Chung has also been appointed as the chief executive officer of MCE Leisure (Philippines) Corporation, an indirect subsidiary of Melco Crown Entertainment Limited which engages in a hotel casino resort project in the Philippines.

Outstanding Equity Awards at Year-End 2012

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date (mm/dd/yyyy)
Clarence Chung	7,500	(1)	—		—	$14.48	01/22/2018
	25,000	(2)	—		—	$18.36	11/14/2017
	500,000	(3)	—		—	$0.68	12/29/2013
	12,500	(4)	—		—	$0.52	02/12/2019
	12,500	(5)	—		—	$1.16	01/07/2020
	125,000	(6)	—		—	$1.10	01/22/2020
	12,500	(7)	—		—	$1.44	02/03/2021
	125,000	(8)	—		—	$1.44	02/03/2021
	25,000	(9)	—		—	$0.92	01/03/2022
	—		150,000	(10)	—	$0.92	01/03/2022

Andy Tsui	50,000	(11)	—		—	$0.32	12/11/2018
	37,500	(12)	—		—	$1.04	03/12/2020
	20,834	(13)	41,666	(13)	—	$1.44	02/03/2021

(1)	We granted Mr. Chung 7,500 options as of January 22, 2008. Such options vested and became exercisable on July 23, 2008.

(2)	We granted Mr. Chung 25,000 options as of February 12, 2008. Such options vested and became exercisable on May 15, 2008.

(3)	We granted Mr. Chung 500,000 options as of December 29, 2008. Such options vested and became exercisable on December 29, 2009.

(4)	We granted Mr. Chung 12,500 options as of February 12, 2009. Such options vested and became exercisable on August 13, 2009.

(5)	We granted Mr. Chung 12,500 options as of January 7, 2010. Such options vested and became exercisable on July 8, 2010.

(6)	We granted Mr. Chung 125,000 options as of January 22, 2010. Such options vested and became exercisable on January 1, 2011.

(7)	We granted Mr. Chung 12,500 options as of February 3, 2011. Such options vested and became exercisable on August 4, 2011.

(8)	We granted Mr. Chung 125,000 options as of February 3, 2011. Such options vested and became exercisable on January 1, 2012.

(9)	We granted Mr. Chung 25,000 options as of January 3, 2012. Such options vested and became exercisable on July 4, 2012.

(10)	We granted Mr. Chung 150,000 options as of January 3, 2012. Such options vest and became exercisable on January 1, 2013.

(11)	We granted Mr. Tsui 50,000 options as of December 11, 2008. Such options vested and became exercisable as follows: 16,667 options vested on December 11, 2009; 16,667 options vested on December 11, 2010; and the final 16,666 options vested on December 11, 2011.

(12)	We granted Mr. Tsui 37,500 options as of March 12, 2010. Such option vested and became exercisable on March 12, 2011.

(13)	We granted Mr. Tsui 62,500 options as of February 3, 2011. Such options vest and become exercisable as follows: 20,834 options vest on February 3, 2012; 20,833 options will vest on February 3, 2013; and the final 20,833 options will vest on February 3, 2014.

2012 Director Compensation Table

(amounts in thousands)
Name (a)	Fees Earned (b)	Stock Awards (c)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Vincent DiVito	$80	$—	$18	$—	$—	$25	$123
John Crawford	$54	$—	$18	$—	$—	$25	$97
Anthony Tyen	$54	$—	$18	$—	$—	$25	$97
Samuel Tsang	$—	$—	$18	$—	$—	$25	$43

The dollar amounts in columns (c) and (d) reflect the values of equity awards as of the grant date, in accordance with ASC 718, Compensation-Stock Compensation, and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 13 to our audited financial statements for the year ended December 31, 2012.

Each member of our board of directors received an initial grant of 25,000 options upon his appointment.

Since January 2009, our policy had been to provide each member of our board of directors with an annual grant of options to purchase 12,500 shares of our common stock and each non-employee board member a quarterly fee of $12,000, provided that the chairman of our audit committee received an additional $6,000 per quarter.

On November 8, 2011, our board of directors, acting upon the recommendation and approval of our compensation committee, approved an amendment to our policy concerning the compensation of our directors. Pursuant to such amendments, effective as of January 1, 2012, each member of our board of directors will receive an annual grant of options to purchase 25,000 shares of our common stock and each non-employee board member will also receive a quarterly fee of $13,500, provided that the chairman of our audit committee will receive an additional $6,500 per quarter. As of the date of this report, Mr. Samuel Tsang had unconditionally waived all his entitlements to the aforesaid quarterly fees.

All annual grant options will vest in full six months and one day following the date of grant. The exercise price of such options is the market price of our common stock on the date of grant. Our directors are reimbursed for their out-of-pocket expenses related to their services as directors or meeting attendances.

On February 27, 2013, the compensation committee of the board of directors resolved the grant of cash bonus of $25,000 to each non-employee director for rewarding their efforts and guidance to management during the year 2012.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the fiscal year ended December 31, 2012.

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in this annual report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of March 15, 2013, by:

•	All of our then current directors and executive officers, individually;

•	All of our then current directors and executive officers, as a group; and

•	All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 30,024,662 shares of our common stock outstanding as of March 15, 2013, according to the recorded ownership listings as of that date, the beneficial ownership reports filed by 5% beneficial owners with the SEC and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 15, 2013, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Entertainment Gaming Asia Inc., Unit 3705, 37/F., The Centrium, 60 Wyndham Street, Central, Hong Kong.

Name of Director, Executive Officer or Nominee	Shares(1)		Percentage
Clarence (Yuk Man) Chung	1,718,404	(2)	5.7%

Andy (Kin Ming) Tsui	172,917	(3)	*

Vincent L. DiVito	116,250	(4)	*

John W. Crawford	125,000	(5)	*

Anthony (Kanhee) Tyen	117,500	(6)	*

Samuel (Yuen Wai) Tsang	117,500	(7)	*

All directors and executive officers as a group (6 persons)	2,367,571		7.9%

* Less than 1%

Name and Address of 5% Holders	Shares (1)		Percentage
EGT Entertainment Holding Limited 38/F, The Centrium 60 Wyndham Street Central, Hong Kong	11,450,000	(8)	38.1%

James E. Crabbe Portland, Oregon	2,271,469	(9)	7.6%

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

(2)	Includes 995,000 shares issuable upon the exercise of stock options.

(3)	Includes 129,167 shares issuable upon the exercise of stock options.

(4)	Includes 73,750 shares issuable upon the exercise of stock options.

(5)	Includes 95,000 shares issuable upon the exercise of stock options.

(6)	Includes 87,500 shares issuable upon the exercise of stock options.

(7)	Includes 87,500 shares issuable upon the exercise of stock options.

(8)	The shares are owned directly by EGT Entertainment Holding, which is the indirect wholly-owned subsidiary of Melco International Development Limited. Melco is the indirect beneficial owner of the reported securities.

(9)	Includes 10,000 shares issuable upon the exercise of stock options.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Subsequent to its origination, the Facility Agreement was amended three times, mostly recently on May 25, 2010 on which date we entered into Amendment No.3 to the Facility Agreement with EGT Entertainment Holding (the “Third Amendment”), pursuant to which we issued another new note (the “Third Amended Note) to replace previous terms.  Under the payment schedule of the Third Amended Note, the outstanding principal balance of $9.2 million and the interest accrued thereon were restructured in the following manner: (a)  the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of $458,000 was to be paid by us in a lump sum payment on July 1, 2010; (b) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, we were to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (c)  we were to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. Pursuant to the terms of the Third Amendment, we paid total principal and interest of approximately $6.2 million and $143,000, respectively to EGT Entertainment Holding during the year ended December 31, 2012. The total principal and interest amounts under the Facility Agreement were paid in full as of December 1, 2012 (see Note 15.)

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2012 and 2011 by our independent registered public accounting firms for such years, as of the filing dates, Ernst & Young (Hong Kong) for the audit of our consolidated financial statements for the years ended December 31, 2012 and 2011, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and accounting and auditing assistance relative to acquisition accounting and reporting.

	Years Ended December 31,
(amounts in thousands)	2012	2011
Audit Fees	$428	$407
Tax Fees	54	53
Other services	2	2
	$484	$462

Audit Committee Pre-Approval Policies

Our audit committee approves all audit fees, audit-related fees, tax fees and special engagement fees.  The audit committee approved 100% of such fees for the years ended December 31, 2012 and 2011.

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

Exhibit Index

Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation dated June 7, 2003. (Incorporated by reference from the registrant’s current report on Form 8-K filed on June 18, 2003).

3.2	Amended and Restated Bylaws of the registrant dated November 13, 2002. (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 8, 2003).

3.3	Certificate of Amendment to Articles of Incorporation dated August 23, 2005. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007).

3.4	Certificate of Amendment to Articles of Incorporation dated January 9, 2007. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007).

3.5	Certificate of Amendment to Articles of Incorporation dated September 10, 2007. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on November 14, 2007).

3.6	Certificate of Amendment to Articles of Incorporation dated July 23, 2010. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 30, 2011).

3.7	Certificate of Change filed with the Secretary of State of Nevada on June 12, 2012. (Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 12, 2012).

10.1	Form of Indemnification Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.

10.2	Amended and Restated 1999 Stock Option Plan. (Incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003) (Note (2)).

10.3	Registration Rights Agreement dated May 2, 2006 among registrant and the Bricoleur Funds. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated May 2, 2006).

10.4	Registration Rights Agreement dated July 11, 2006 among registrant and William Westmore Purton, and Synwood Pty Ltd. (Incorporated by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-QSB filed on August 14, 2006).

10.5	Common Stock Purchase Warrant dated March 28, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on March 30, 2007).

10.6	Registration Rights Agreement dated May 3, 2007. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on May 15, 2007).

10.7	Registration Rights Agreement by and among the registrant and the purchasers identified on the signature pages thereto, dated as of October 19, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on October 23, 2007).

10.8	Registration Rights Agreement by and among the registrant and the purchasers identified on the signature pages thereto, dated as of December 11, 2007. (Incorporated by reference from the registrant’s current report on Form 8-K filed on December 11, 2007).

10.9	Trade Credit Facility Agreement between registrant and Elixir International Limited dated as of April 21, 2008. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on April 29, 2008).

10.10	Amendment of the Trade Credit Facility Agreement and Related Note between registrant and Elixir International Limited dated as of November 6, 2008. (Incorporated by reference from the registrant’s current report on Form 8-K filed on November 14, 2008).

10.11	Machines Operation and Participation Agreement by and among the registrant, Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited dated as of December 13, 2008. (Incorporated by reference from Exhibit 10.49 to the registrant’s annual report on Form 10K filed on March 30, 2009).

10.12	Two Services Agreements between registrant and Melco Services Limited dated as of May 18, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 18, 2009).

10.13	Amendment No. 2 to Trade Credit Facility Agreement and Related Note between registrant and Elixir International Limited dated as of July 24, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on July 30, 2009).

10.14	Option Deed between Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited as of July 25, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on July 30, 2009).

10.15	Machines Operation and Participation Agreement by and among the registrant, Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited dated as of July 25, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on February 11, 2010) (Note (1)).

10.16	2008 Stock Incentive Plan (Incorporated by reference from the registrant’s definitive proxy statement filed on August 20, 2008) (Note (2)).

10.17	Deed of Release dated June 27, 2009 between, inter alia, registrant and William Purton. (Incorporated by reference from the registrant’s current report on Form 10-K filed on March 30, 2010).

10.18	Machines Operation and Participation Consolidation Agreement by and among the registrant, Elixir Gaming Technologies (Cambodia) Limited and NagaWorld Limited dated as of December 30, 2009 (Note (1)). (Incorporated by reference from the registrant’s current report on Form 10-K filed on March 30, 2010).

10.19	Restricted Stock Agreement between registrant and Clarence Chung dated as of January 22, 2010 (Note (2)). (Incorporated by reference from the registrant’s current report on Form 10-K filed on March 30, 2010).

10.20	Amendment No. 3 to Trade Credit Facility Agreement and Related Note dated May 25, 2010 between Registrant and Elixir Group Limited. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 26, 2010).

10.21	Supplemental Agreement to Machines Operation and Participation Consolidation Agreement dated May 25, 2010 between Registrant, Elixir Gaming Technologies (Cambodia) Limited and NagaWorld Limited. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 26, 2010).

10.22	Land Sale & Purchase Agreement between Dreamworld (Takeo) Investment Holding Limited and the owner of the Land dated as of May 26, 2010. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 27, 2010).

10.23	Shareholders Agreement dated March 4, 2011 between the Registrant and Mey Thoul, a Cambodian individual. (Incorporated by reference from the registrant’s current report on Form 8-K filed on March 8, 2011).

10.24	Shareholders Agreement dated May 16, 2011 between the Registrant and Ms. Ban Sreymom, a Cambodian individual. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 20, 2011)

10.25	Undertaking Agreement dated July 13, 2011 between the Registrant and Ms. Ban Sreymom, a Cambodian individual. (Incorporated by reference from the registrant’s current report on Form 8-K filed on July 14, 2011)

10.26	Lease Agreement dated July 13, 2011 between the Registrant and Ms. Ban Sreymom, a Cambodian individual. (Incorporated by reference from the registrant’s current report on Form 8-K filed on July 14, 2011)

10.27	Transfer Agreement dated October 21, 2011 amongst the Registrant, Golden View International Gaming and Amusement Corp. and Jade Prosper Holdings Ltd. (Incorporated by reference from the registrant’s current report on Form 8-K filed on October 27, 2011)

10.28	Amendment to Board Policy Concerning Compensation of Independent Directors. (Incorporated by reference from the registrant’s current report on Form 8-K filed on November 10, 2011) (Note (2)).

10.29	Machines Operation and Participation Agreement dated April 2, 2012 between the Registrant and Mr. Kok An, a Cambodian individual and Crown Resorts Co., Ltd (Incorporated by reference from the Registrant’s current report on Form 8-K filed on April 5, 2012),

10.30	The Executive Hong Kong Employment Agreement dated December 31, 2012 entered into between Elixir Gaming (Technologies) Hong Kong Limited and Mr. Clarence Chung. (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 7, 2013) (Note (2)).

10.31	The Executive Overseas Employment Agreement dated December 31, 2012 entered into between Dreamworld Leisure Management Limited and Mr. Clarence Chung. (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 7, 2013) (Note (2)).

10.32	The Restricted Stock Agreement dated December 31, 2012 entered into between the Registrant and Mr. Clarence Chung. (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 7, 2013) (Note (2)).

10.33	Share Sale Agreement dated February 22, 2013 amongst Dolphin Advanced Technologies Pty Limited (as seller) and Mario Turcarelli (as buyer), Dolphin Products Pty Limited and Dolphin Products Limited (Hong Kong). (Incorporated by reference from the Registrant’s current report on Form 8-K filed on February 27, 2013).

10.34	Intellectual Property License Agreement dated February 22, 2013 amongst Dolphin Advanced Technologies Pty Limited, Elixir Gaming Technologies (Hong Kong) Limited and Dolphin Products Pty Limited. (Incorporated by reference from the Registrant’s current report on Form 8-K filed on February 27, 2013).

10.35	Gaming Business and Assets Sale Agreement dated February 22, 2013 between Dolphin Products Pty Limited and Dolphin Products Limited (Hong Kong). (Incorporated by reference from the Registrant’s current report on Form 8-K filed on February 27, 2013).

21.1	List of subsidiaries of registrant.

23.1	Consent of Ernst & Young.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Docment

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Notes:

(1)	Certain portions of the exhibit have been omitted pursuant to Registrant’s confidential treatment request filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The omitted text has been filed separately with the Commission.

(2)	Indicates management compensatory plan, contract or arrangement.

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

ENTERTAINMENT GAMING ASIA INC.

Date: March 28, 2013	By:	/s/Clarence Chung
Clarence Chung
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Clarence Chung	Chief Executive Officer	March 28, 2013
Clarence Chung	(Principal Executive Officer)

/s/Andy Tsui	Chief Accounting Officer	March 28, 2013
Andy Tsui	(Principal Financial Officer)

/s/Vincent L. DiVito	Director	March 28, 2013
Vincent L. DiVito

/s/John W. Crawford, J.P.	Director	March 28, 2013
John W. Crawford, J.P.

/s/Samuel Tsang	Director	March 28, 2013
Samuel Tsang

/s/Anthony Tyen, Ph.D.	Director	March 28, 2013
Anthony Tyen, Ph.D.

