Form 10-Q
period 2013-03-31
Entertainment Gaming Asia Inc.
filed 2013-05-15
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 001-32161

Entertainment Gaming Asia Inc.

(Exact name of registrant as specified in its charter)

Nevada	91-1696010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

Unit C1, Ground Floor, Koon Wah Building

No. 2 Yuen Shun Circuit

Yuen Chau Kok, Shatin

New Territories, Hong Kong SAR

(Address of principal executive offices, including zip code)

+ 852-3147-6600

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

As of May 1, 2013, 30,024,662 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,485	$10,365
Accounts receivable, net	566	1,841
Other receivables	1,652	112
Inventories	769	2,047
Prepaid expenses and other current assets	326	387
Total current assets	7,798	14,752

Gaming equipment, net	10,901	9,724
Casino contracts	7,372	7,982
Property and equipment, net	7,937	6,170
Goodwill	382	380
Intangible assets, net	1,184	1,253
Contract amendment fees	315	342
Deferred tax assets	—	201
Prepaids, deposits and other assets	2,546	2,914
Total assets	$38,435	$43,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,487	$3,636
Accrued expenses	2,438	2,619
Income tax payable	8	—
Customer deposits and other current liabilities	178	656
Total current liabilities	4,111	6,911

Other liabilities	729	1,078
Deferred tax liability	137	137
Total liabilities	4,977	8,126

Stockholders’ equity:
Common stock, $.001 par value, 75,000,000 shares authorized; 30,024,662 and 29,974,662 shares issued and outstanding	30	30
Additional paid-in-capital	32,614	32,224
Accumulated other comprehensive income	912	929
Retained (losses)/earnings since January 1, 2011 ($386.1 million accumulated deficit eliminated upon Quasi-Reorganization)	(99)	2,408
Total EGT stockholders’ equity	33,457	35,591
Non-controlling interest	1	1
Total stockholders’ equity	33,458	35,592
Total liabilities and stockholders’ equity	$38,435	$43,718

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(amounts in thousands, except per share data)

(Unaudited)

	Three-Month Periods Ended March 31,
	2013	2012
Revenues:
Gaming operations, gross	$5,274	$4,956
Less: promotional allowances	—	—
Gaming operations, net	5,274	4,956
Gaming products	1,427	532
Total revenues	6,701	5,488

Operating costs and expenses:
Cost of gaming operations
Gaming assets depreciation	1,142	1,109
Casino contract amortization	620	615
Other gaming related intangibles amortization	63	63
Other operating costs	1,760	524
Cost of gaming products	1,496	421
Selling, general and administrative expenses	1,864	1,850
Gain on dispositions of assets	—	(12)
Product development expenses	120	100
Depreciation and amortization	30	31
Total operating costs and expenses	7,095	4,701

(Loss)/income from operations	(394)	787

Other income/(expense):
Interest expense and finance fees	(4)	(53)
Interest income	4	12
Foreign currency gains	103	189
Other	3	—
Total other income	106	148

(Loss)/income from continuing operations before income tax expense	(288)	935

Income tax expense	(41)	(54)

Net (loss)/income from continuing operations	(329)	881
Net (loss)/income from discontinued operations, net of tax	(2,178)	91

Net (loss)/income	$(2,507)	$972
Less: Net (loss)/income attributable to non-controlling interest	—	—
Net (loss)/income attributable to EGT Stockholders	$(2,507)	$972

Basic and diluted earnings per share:
(Loss)/earnings from continuing operations	$(0.01)	$0.03
(Loss)/earnings from discontinued operations, net of tax	$(0.07)	$—
(Loss)/earnings	$(0.08)	$0.03

Weighted average common shares outstanding
Basic	30,024	29,900
Diluted	30,024	30,190

Other comprehensive income, net of tax
Foreign currency translation adjustments	11	51
Defined benefit pension plan
Prior service cost arising during period	(28)	—
Net change during period	—	—
Amortization of prior service cost included in net periodic pension cost	—	—
Defined benefit pension plan, net	(28)	—
Other comprehensive (loss)/income, net of tax	$(17)	$51

Comprehensive (loss)/income	$(2,524)	$1,023
Less: Comprehensive (loss)/income attributable to non-controlling interest	—	—
Comprehensive (loss)/income attributable to EGT Stockholders	$(2,524)	$1,023

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three-Month Periods Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss)/income	$(2,507)	$972
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Foreign currency gains	8	(201)
Depreciation of gaming equipment and property and equipment	1,244	1,181
Amortization of casino contracts	620	615
Amortization of intangible assets	75	69
Amortization of contract amendment fees	27	27
Stock-based compensation expense	247	265
Gain on disposition of property and equipment	—	(12)
Loss on disposition of subsidiary, including property and equipment	999	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(265)	544
Inventories	892	(113)
Prepaid expenses and other current assets	107	(391)
Prepaids, deposits and other assets	177	(98)
Accounts payable	(1,187)	(300)
Amounts due to a related party	—	(14)
Accrued expenses and other liabilities	(497)	(615)
Income tax payable	8	7
Customer deposits and other current liabilities	(517)	72
Net cash (used in)/provided by operating activities	(569)	2,008

Cash flows from investing activities:
Construction/purchase of property and equipment	(1,786)	(124)
Purchases of gaming machines and systems	(3,184)	(229)
Addition of project costs	(755)	(1,225)
Proceeds from sale of subsidiary related to discontinued operations	365	—
Proceeds from sale of gaming machines, property and equipment	—	40
Net cash used in investing activities	(5,360)	(1,538)

Cash flows from financing activities:
Repayment of short-term debt and leases	—	(50)
Repayment of notes payable	—	(1,524)
Exercise of stock options	—	—
Net cash used in financing activities	—	(1,574)

Effect of exchange rate changes on cash	49	40
Decrease in cash and cash equivalents	(5,880)	(1,064)
Cash and cash equivalents at beginning of period	10,365	12,759
Cash and cash equivalents at end of period	$4,485	$11,695

Supplemental disclosure of cash flow information
Interest paid	$—	$64
Income tax paid	$—	$54
Non-cash investing/financing activities
Issuance of restricted/performance stock	$99	$195
Purchase of gaming machines and systems	$1,226	$—

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.   Description of Business and Significant Accounting Policies

The principal business activities of the Company are its gaming operations, which include the owning and leasing of electronic gaming machines (EGMs) placed in premier hotels and other venues and the development and operation of casinos and gaming establishments in select emerging markets in the Indo-China region. Also, through its subsidiary, Dolphin Products Limited, a Hong Kong company, the Company is engaged in the design, manufacture and distribution of gaming chips and plaques to major casinos primarily in Southeast Asia and Australia. During the reporting period, the Company was also engaged in the design, manufacture and distribution of other, non-gaming plastic products, primarily for the automotive industry. These operations were sold on March 28, 2013 and related historical revenues and expenses have been reclassified as discontinued operations. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.

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

Effective since January 1, 2012, the Company adopted the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, as amended by ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amended standards eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and require that all changes in stockholders’ equity - except investments by, and distributions to, owners - be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of these amended standards revised the manner which entities present comprehensive income in their financial statements. In addition, the amended standards require to present the changes in accumulated other comprehensive income by component in the statement of stockholders’ equity or in the notes to the financial statements. The Company has elected to present the other comprehensive income in a single continuous statement of comprehensive income and present the changes in accumulated other comprehensive income in the statement of stockholders’ equity. The adoption of the amended standards did not have any impact on the Company’s financial position, results of operations, or earnings per share. The new presentation required by the amended standards has been applied retrospectively to all periods presented.

Basis of Presentation

These consolidated financial statements are prepared pursuant to generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 28, 2013. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

Discontinued Operations

A discontinued operation is a component of an entity that either has been disposed of, or that is classified as held for sale, and (i) represents a separate major line of business or geographical area of operations; and (ii) is a part of a single coordinated plan to dispose of a separate major line of business or geographical area of operations; or (iii) is a subsidiary acquired exclusively with a view to resale.

Non-current assets held for discontinued operations are carried at the lower of carrying amount or fair value less costs to sell. Any gain or loss from disposal of a business, together with the results of these operations until the date of disposal, is reported separately as discontinued operations. The financial information of discontinued operations is excluded from the respective captions in the Company's consolidated statements of comprehensive income and related notes for all years presented.

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of March 31, 2013, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $4.2 million.

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

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There were no impairment charges for long-lived assets for the three-month periods ended March 31, 2013 and 2012.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid leases, prepaid value-added taxes in foreign countries, prepayments to suppliers, rental and utilities deposits and restricted deposits as lease security. The Company had restricted deposits in the amounts of $NIL and $331,000 as of March 31, 2013 and December 31, 2012, respectively, in the form of certificates of deposits as security on leases.

Gaming Equipment

Gaming equipment consists primarily of electronic gaming machines (EGMs) and systems. EGMs and systems are stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $1.1 million was included in cost of gaming operations in the consolidated statements of comprehensive income for both the three-month periods ended March 31, 2013 and 2012.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to twenty years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period as long as renewal is reasonably assured.

Depreciation of property and equipment of approximately $89,000 and $NIL, respectively, which were recorded in the cost of gaming operations in the consolidated statements of comprehensive income.

Depreciation of property and equipment of approximately $41,000 and $17,000 were included in cost of operations (gaming products) in the consolidated statements of comprehensive income for the three-month periods ended March 31, 2013 and 2012, respectively.

Goodwill and Intangible Assets, Including Casino Contracts

Intangible assets consist of patents, trademarks, technical know-how, gaming operation agreement, casino contracts and goodwill. Intangible assets other than goodwill are amortized on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which ranges from four to ten years. The straight-line amortization method is utilized because the Company believes there is no more reliably determinable method of reflecting the pattern for which the economic benefits of the intangible assets are consumed or otherwise used.

Amortization expenses related to casino contracts were approximately $620,000 and $615,000 for the three-month periods ended March 31, 2013 and 2012, respectively. Amortization expenses related to other gaming related intangibles were approximately $63,000 and $63,000 for the three-month periods ended March 31, 2013 and 2012, respectively. The amounts were accounted for as cost of gaming operations. Amortization expenses related to technical know-how were approximately $6,000 and $NIL for the three-month periods ended March 31, 2013 and 2012, respectively. The amounts were accounted for as cost of operations (gaming products). Amortization expenses related to patents and trademarks were approximately $6,000 and $6,000 for the three-month periods ended March 31, 2013 and 2012, respectively. The amounts were accounted for as selling, general and administrative expenses.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests Goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the three-month periods ended March 31, 2013 and 2012, respectively.

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

Revenues are recognized as earned with the exception of one of the Company’s venues in which revenues were recognized when the payment for net winnings was received as the collections from this venue were not reasonably assured. The slot contract with this venue owner was terminated on July 31, 2012 and the Company collected the balance payments in the fourth quarter of 2012.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fee balances related to contract amendments of approximately $315,000 and $342,000 as of March 31, 2013 and December 31, 2012, respectively.

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

Promotional allowances represent goods and services, which would be accounted for as revenue if sold, that a casino gives to customers as an inducement to gamble at that establishment. Such goods and services include food and beverages. The Company includes the retail value of promotional allowances in gross revenues and deducts it from gross revenues to reach net revenues on the face of the consolidated statements of comprehensive income.

Gaming Products Sales

The Company recognizes revenue from the sale of its gaming products to end users upon shipment against customer contracts or purchase orders.

The Company also recognizes revenue from the sale of its products to end users on bill and hold arrangements when all of the following have been satisfied:

•	The risk of ownership must be passed to the buyer;
•	The customer must have a fixed commitment to purchase the goods;
•	The buyer, not the Company, must request that the transaction be on bill and hold basis;
•	There must be a fixed schedule for the delivery of goods;
•	The Company must not have specific performance obligations such that the earning process is not complete;
•	The ordered goods must be segregated from the Company’s inventory and not subject to being used to fill other orders, and;
•	The product must be complete and ready for shipment.

There were no sales related to bill-and-hold arrangements for both the three-month periods ended March 31, 2013 and 2012.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 12 for additional information relating to stock-based compensation assumptions. Stock-based compensation expense totaled approximately $247,000 and $265,000 for the three-month periods ended March 31, 2013 and 2012, respectively.

Product Development

Product development expenses are charged to expense as incurred. Employee related costs associated with product development are included in product development expenses. Product development expenses were approximately $120,000 and $100,000 for the three-month periods ended March 31, 2013 and 2012, respectively. The increase was primarily a result of increased new product development activities for the gaming products division, specifically gaming chips and plaques.

Leases

Leases are classified at the inception date as either a capital lease or an operating lease. A lease is a capital lease if any of the following conditions exists:

•	Ownership is transferred to the lessee by the end of the lease term;

•	There is a bargain purchase option;

•	The lease term is at least 75% of the property’s estimated remaining economic life; or

•	The present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased property to the lessor at the inception date.

A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred. The Company had no capital leases as of March 31, 2013.

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

(Loss)/Earnings Per Share

Basic (loss)/earnings per share are computed by dividing the reported net (loss)/earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options and restricted shares during the period. The computation of diluted earnings per share excludes the impact of stock options and restricted shares that are anti-dilutive. There is no difference in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

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

Below is a summary of closing exchange rates as of March 31, 2013 and December 31, 2012, and average exchange rates for the three-month periods ended March 31, 2013 and 2012, respectively.

($1 to foreign currency)	March 31, 2013	December 31, 2012
Australian Dollar	0.96	0.96
Philippine Peso	40.94	41.19
Hong Kong Dollar	7.76	7.75

	Three-Month Periods Ended March 31,
($1 to foreign currency)	2013	2012
Australian Dollar	0.96	0.94
Philippine Peso	40.83	42.64
Hong Kong Dollar	7.76	7.76

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

As of March 31, 2013, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Guarantees

The Company recognizes a guarantee at its inception which is the greater of (i) the fair value of the guarantee and (ii) the contingent liability amount. The fair value of a guarantee is determined by using expected present value measurement techniques. The initial liability recognized is amortized over the guarantee period.

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement when net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant effect on the Company's consolidated financial statements.

Note 2.	Segments

The Company currently conducts business in two operating segments: (i) gaming operations, which includes electronic gaming machine (EGM) participation and casino operations; and (ii) gaming products, which consist of the design, manufacture and distribution of gaming chips and plaques. During the reporting period, the Company was also engaged in the design, manufacture and distribution of other, non-gaming plastic products, primarily for the automotive industry. These operations were sold March 28, 2013 and related historical revenues and expenses have been reclassified as discontinued operations. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.

	Three-Month Periods Ended March 31,
(amounts in thousands)	2013	2012
Revenues:
Gaming operations	$5,274	$4,956
Gaming products	1,427	532
Total revenues	$6,701	$5,488

Operating (loss)/income:
Gaming operations gross margin	$1,689	$2,645
Gaming products gross margin	(69)	111
Corporate and other operating costs and expenses	(2,014)	(1,969)
Total operating (loss)/income	$(394)	$787

Depreciation and amortization:
Gaming operations	$1,844	$1,800
Gaming products	55	25
Corporate	3	10
Total depreciation and amortization	$1,902	$1,835

Geographic segment revenues for the three-month periods ended March 31, 2013 and 2012 consisted of the following:

	Three-Month Periods Ended March 31,
(amounts in thousands)	2013	2012
Cambodia	$4,337	$4,179
Macau	667	212
Philippines	1,361	1,064
Australia	163	33
Other	173	—
	$6,701	$5,488

For the three-month periods ended March 31, 2013 and 2012, in the gaming operations segment, the largest customer represented 58% and 78%, respectively, of total gaming operations revenue. For the three-month periods ended March 31, 2013 and 2012, in the gaming products segment, the largest customer represented 41% and 54%, respectively, of total gaming products sales.

Note 3.	Inventories

Inventories consisted of the following:

(amounts in thousands)	March 31, 2013	December 31, 2012
	(Unaudited)
Raw materials	$643	$867
Finished goods	—	973
Spare parts	93	106
Casino inventories	33	101
	$769	$2,047

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(amounts in thousands)	March 31, 2013	December 31, 2012
	(Unaudited)
Prepayments to suppliers	$234	$174
Restricted cash	—	168
Prepaid leases	92	45
	$326	$387

Note 5.	Receivables

Accounts and other receivables consisted of the following:

(amounts in thousands)	March 31, 2013	December 31, 2012
	(Unaudited)
Trade accounts	$581	$1,856
Other	1,652	112
	2,233	1,968
Less: allowance for doubtful accounts	(15)	(15)
Net	$2,218	$1,953

On March 28, 2013, the Company sold the non-gaming operations of its Dolphin Australia business to Mario Renzo Turcarelli. Other receivables included approximately $1.2 million due from Mr. Turcarelli as a result of the sale and related settlement of working capital (see Note 15).

Note 6.	Gaming Equipment

Gaming equipment is stated at cost. The major categories of gaming equipment and accumulated depreciation consisted of the following:

	Useful Life
(amounts in thousands)	(years)	March 31, 2013	December 31, 2012
		(Unaudited)
EGMs	3-5	$17,867	$16,222
Systems	5	1,587	1,093
Other gaming equipment	3-5	263	150
		19,717	17,465
Less: accumulated depreciation		(8,816)	(7,741)
		$10,901	$9,724

Depreciation expense of approximately $1.1 million was included in cost of gaming operations in the consolidated statements of comprehensive income for both the three-month periods ended March 31, 2013 and 2012.

Note 7.	Property and Equipment

Property and equipment are stated at cost. Property and equipment consisted of the following:

	Useful Life
(amounts in thousands)	(years)	March 31, 2013	December 31, 2012
		(Unaudited)
Equipment, vehicles, furniture and fixtures	3-10	$2,787	$2,900
Land and building	20	4,263	2,483
Leasehold improvements	1-2	19	180
Construction in progress	N/A	1,548	1,477
		8,617	7,040
Less: accumulated depreciation		(680)	(870)
		$7,937	$6,170

Depreciation expense for the three-month periods ended March 31, 2013 and 2012 was approximately $89,000 and $NIL, respectively, which were recorded in cost of gaming operation in the consolidated statements of comprehensive income.

Depreciation of property and equipment of approximately $41,000 and $17,000 were included in cost of operations (gaming products) in the consolidated statement of comprehensive income for the three-month periods ended March 31, 2013 and 2012, respectively.

Note 8.	Goodwill and Intangible Assets, including Casino Contracts

Intangible assets, if any, are stated at cost. The Company’s intangible assets are summarized as follows:

	Useful Life
(amounts in thousands)	(years)	March 31, 2013	December 31, 2012
		(Unaudited)
Gaming operation agreement	4-5	$1,236	$1,232
Less: accumulated amortization		(378)	(315)

Goodwill	N/A	382	380

Patents	5-6	114	114
Less: accumulated amortization		(47)	(42)

Trademarks	5-9	26	26
Less: accumulated amortization		(7)	(6)

Technical know-how	10	261	259
Less: accumulated amortization		(21)	(15)

Casino contracts	5-6	12,949	12,934
Less: accumulated amortization		(5,577)	(4,952)
		$8,938	$9,615

Amortization expense for finite-lived intangible assets was approximately $695,000 and $684,000 for the periods ended March 31, 2013 and 2012, respectively.

Goodwill movements during the periods consisted of the following:

(amounts in thousands)	2013	2012
	(Unaudited)
Balance as of January 1	$380	$357
Foreign currency translation adjustment	2	23
Balance as of March 31/December 31	$382	$380

Note 9.	Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

(amounts in thousands)	March 31, 2013	December 31, 2012
	(Unaudited)
Prepaid taxes	$962	$922
Prepaid leases	738	747
Prepayments to suppliers	201	585
Deposits on EGM orders	136	257
Rentals, utilities and other deposits	509	240
Restricted cash	—	163
	$2,546	$2,914

As of March 31, 2013, prepaid leases consisted of land lease prepayments of approximately $230,000 and $508,000 for the casino projects located in the respective Cambodian provinces of Kampot and Pailin.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

(amounts in thousands)	March 31, 2013	December 31, 2012
	(Unaudited)
Payroll and related costs	$549	$1,292
Legal, accounting and tax	272	336
Tax expenses	549	514
Rental expenses	346	—
Project costs	314	—
Other	408	477
	$2,438	$2,619

Payroll and related costs as of December 31, 2012 included accruals related to operations in Australia of approximately $726,000, which was fully settled during the three-month period ended March 31, 2013.

Note 11.	Other Liabilities

Other liabilities consisted of the following:

(amounts in thousands)	March 31, 2013	December 31, 2012
	(Unaudited)
Other tax liabilities	$588	$555
Provision for long service leave	—	369
Others	141	154
	$729	$1,078

Note 12.	Stock-Based Compensation

Options

The Company effected a 1-for-4 reverse stock split of its common shares as of June 12, 2012. All historical share amounts and share price information presented in this Note 12 have been proportionally adjusted to reflect the impact of this reverse stock split.

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

The maximum number of shares reserved for issuance under the 2008 Plan was originally 1,250,000 shares, and in July 2010 the Company’s shareholders approved an increase in the number of shares reserved for issuance to 2,500,000 shares. At the annual shareholders meeting held on July 13, 2012, the Company’s shareholders approved a further increase in the number of shares reserved for issuance to 3,750,000 shares. The exercise price shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, in which case the exercise price shall then be 110% of the fair market value. The outstanding stock options generally vest from six-months and one-day to over three years and have ten-year contractual terms.

During the three-month period ended March 31, 2013, stock options for the purchase of 360,000 shares of common stock were granted with a weighted average exercise price of $1.93 and weighted average fair value of $1.18 (2012: $0.76) per share and will vest from six-month and one day to three-year periods. During the three-month period ended March 31, 2013, 50,000 shares of restricted stock awards with a fair value of $1.97 per share were issued. The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of any changes in the assessment of probabilities.

During the three-month period ended March 31, 2013, there was no exercise of outstanding stock options.

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

As of March 31, 2013, stock options for the purchase of 936,864 and 22,500 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of March 31, 2013, there were no outstanding non-plan options to purchase common stock. All previously granted non-plan options had expired by December 31, 2012. The non-plan options were issued to certain employees and non-employees of EGT Entertainment Holding as approved by the Company’s stockholders in September 2007 pursuant to the initial closing of the transactions under the Securities Purchase and Product Participation Agreement dated June 12, 2007 between the Company and EGT Entertainment Holding.

As of March 31, 2013, stock options for the purchase of 2,357,374 shares of common stock were outstanding under the 2008 Plan.

As of March 31, 2013, 2,573,405 stock options were exercisable with a weighted average exercise price of $2.21, a weighted average fair value of $0.83 and an aggregate intrinsic value of approximately $2.1 million. The total fair value of shares vested during the three-month period ended March 31, 2013 was approximately $483,000. The total compensation cost related to unvested shares as of March 31, 2013 was approximately $695,000. The amount was expected to be recognized over 1.87 years.

A summary of all current and expired plans as of March 31, 2013 and changes during the period then ended are presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	2,956,738	$2.13	6.13	$2,293
Granted	360,000	1.93	—	6
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding as of March 31, 2013	3,316,738	2.11	5.32	2,299
Exercisable as of March 31, 2013	2,573,405	$2.21	5.32	$2,149

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2012	—	$—	—
Granted	50,000	1.97	0.75
Vested (1)	(12,500)	1.97	0.75
Unvested balance as of March 31, 2013	37,500	$1.97	0.75

(1)	Vested shares included 12,500 shares of restricted common stock issued in 2013 for which final vesting is subject to the approval by Company’s compensation committee.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the three-month periods ended March 31, 2013 and 2012.

	Three-Month Periods Ended March 31,
	2013		2012
Range of values:	Low	High	Low	High
Expected volatility	75.02%	76.49%	113.46%	127.83%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.47	3.73	9.02
Risk free rate	0.55%	1.91%	0.63%	1.95%

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

Effective January 1, 2010, the Company began sub-leasing office space from Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of the Company’s principal shareholder, EGT Entertainment Holding. This sub-lease expired at the end of March 2013 and the Company moved its principal executive office to the premises of the new Hong Kong Dolphin facilities in April 2013. The relocation of the Company’s principal executive office serves to minimize costs and improve oversight of its Dolphin operations.

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

Subsequent to its origination, the Facility Agreement was amended three times, mostly recently on May 25, 2010 on which date the Company entered into Amendment No.3 to the Facility Agreement with EGT Entertainment Holding (the “Third Amendment”), pursuant to which the Company issued a new note (the “Third Amended Note) to replace the previous terms.  Under the payment schedule of the Third Amended Note, the outstanding principal balance of $9.2 million and the interest accrued thereon were restructured in the following manner: (a)  the total interest accrued on the Outstanding Principal Balance during the period from July 1, 2009 to June 30, 2010 in the amount of $458,000 was to be paid by us in a lump sum payment on July 1, 2010; (b) on the first day of each calendar month during the period from August 1, 2010 to June 1, 2011, the Company was to pay interest in arrears on the Outstanding Principal Balance at the same rate of 5% per annum for the preceding month; and (c)  the Company was to repay the Outstanding Principal Balance and interest accrued thereon at the rate mentioned above in 18 equal monthly installments commencing on July 1, 2011. As of December 31, 2012, the notes payable to EGT Entertainment Holding were fully settled.

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Three-Month Periods Ended March 31,
(amounts in thousands)	2013	2012
	(Unaudited)
EGT Entertainment Holding
Principal and interest payments	$—	$1,588

Melco Crown Gaming (Macau) Ltd
Sales of gaming products	$630	$152

Melco Services Limited
Technical services	$8	$8
Office rental	$40	$34

Note 14.	Income Taxes

The Company recorded income tax expense of $41,000 and $54,000 for the three-month periods ended March 31, 2013 and 2012, respectively. The Company’s effective income tax rates were (14.2)% and 5.8% for the three-month periods ended March 31, 2013 and 2012, respectively. EGT Cambodia and Dreamworld Casino (Pailin) are tax exempt, paying a fixed monthly tax rather than a tax on income. The change in effective tax rate was mainly due to an increase in consolidated pre-tax loss.

The fixed obligation tax arrangement is subject to annual renewal and negotiation. Earlier this year, the Company renewed the fixed obligation tax arrangement for both EGT Cambodia and Dreamworld Casino (Pailin) for 2013.

The Company is subject to income tax examinations by tax authorities from 2005 through the present period in jurisdictions in which it operates. During the years ended December 31, 2011 and 2012, the United States Internal Revenue Service (the “IRS”) conducted an audit of the Company’s 2008 and 2009 tax returns in the United States. On January 23, 2013, the IRS formally notified the Company that it had completed the review of the examination of the above-mentioned years with no changes to the Company’s tax.

The Company’s 2008 to 2012 Australian income tax returns remain subject to examination by the Australian Taxation Office. The Company’s 2009 to 2012 Cambodian income tax returns remain subject to examination by the General Department of Taxation. The Company’s 2009 to 2012 Philippines income tax returns also remain subject to examination by the Philippines Bureau of Internal Revenue.

Note 15.	Discontinued Operations

On February 22, 2013, the Company entered into a Share Sale Agreement pursuant to which it agreed to sell the portion of its business dedicated to the manufacture and sale of non-gaming plastic products, mainly automotive parts. The sale was completed on March 28, 2013. In connection with the sale of non-gaming operations, the Company relocated its gaming chips and plaques operations from Melbourne, Australia to Hong Kong. Commercial production of the new facility commenced in May 2013.

Since July 2006, the Company conducted the development, manufacture and sale of gaming chips and plaques from its Dolphin subsidiary in Melbourne, Australia. It also conducted the development, manufacture and sale of non-gaming plastic products for a number of industries, including the automotive industry, from the Melbourne facility. Pursuant to the Share Sale Agreement entered into between the Company and Mario Renzo Turcarelli, the then general manager of the Company’s Dolphin Australia operations, the Company agreed to sell to Mr. Turcarelli all of the share capital of Dolphin Products Pty Limited (“Dolphin Australia”), an Australian company through which the Company had conducted both its gaming chips and plaques operations and its non-gaming plastic products operations. Prior to the completion of the sale, the Company transferred out of Dolphin Australia to Elixir Gaming Technologies (Hong Kong) Limited and a newly formed Dolphin Products Limited company in Hong Kong, both of which are subsidiaries wholly-owned by the Company, all working capital on hand and all assets and operations relating to the Company’s gaming chips and plaques operations, including all trademarks, patent rights and other intellectual property.

The purchase price paid by Mr. Turcarelli pursuant to the Share Sale Agreement was AUD350,000 (approximately $365,000). The Company also agreed to assume Dolphin Australia’s liability for (i) severance under Australian labor laws for those employees to be terminated by Dolphin Australia as part of the transactions, approximately $750,000, (ii) the lease for the Melbourne facility through the end of its present term expiring in January 2014, net of sub-lease income, approximately $350,000, and (iii) all Dolphin Australia payables, net of receivables, relating to both gaming and non-gaming operations up to March 28, 2013. This resulted in the amount of approximately $1.2 million due from Mr. Turcarelli.

As part of the sale transaction, the Company also agreed to grant Dolphin Australia a non-transferable, substantially royalty-free license to utilize certain trademarks and patent rights in connection with Dolphin Australia’s manufacture and sale of plastic products for the non-gaming industries.

The following table details selected financial information for the discontinued operations in the consolidated statements of comprehensive income.

	Three-Month Periods Ended March 31,
(amounts in thousands)	2013	2012
Income from operations	$236	$91
Loss on disposal	(2,442)	—
Income tax benefit	28	—
(Loss)/income from discontinued operations, net of tax	$(2,178)	$91

Income tax benefit represented a reversal of previously recognized uncertain tax benefits.

Note 16.	Commitments and Contingencies

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

On October 25, 2012, the Plaintiffs filed a Notice of Appeal seeking review by the Second Circuit Court of Appeals of the trial court’s dismissal of the Second Amended Complaint (the “Appeal”). On March 28, 2013, the Plaintiffs filed their appellant brief. The Company will file its opposition within the following 90-day period as prescribed by the applicable court rules.

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

Note 17.      (Loss)/Earnings Per Share

Computation of the basic and diluted (loss)/earnings per share from continuing operations consisted of the following:

	Three-Month Periods Ended March 31,
	2013			2012
(amounts in thousands except per share data)	Loss	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net(loss)/income attributable to equity shareholders	$(329)	30,024	$(0.01)	$881	29,900	$0.03
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		—			290
Diluted
Net (loss)/income attributable to equity shareholders plus assumed conversion	$(329)	30,024	$(0.01)	$881	30,190	$0.03

For the three-month period ended March 31, 2013, outstanding stock options of 2,166,738 shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive. For the three-month period ended March 31, 2012, outstanding stock options of 3,081,592 shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

(1)	For the three-month period ended March 31, 2013, there was no difference in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

Note 18.      Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Unrealized Actuarial Income	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances, January 1, 2012	$14	$545	$559
Current period other comprehensive income	76	294	370
Balances, December 31, 2012	90	839	929
Current period other comprehensive (loss)/income	(28)	11	(17)
Balances, March 31, 2013	$62	$850	$912

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 28, 2013 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

There are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, are included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the section “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 28, 2013.

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

On March 28, 2013, we sold a portion of our subsidiary Dolphin Products Pty Limited business dedicated to the manufacture and sale of non-gaming plastic products, mainly automotive parts. Revenues of these non-gaming products and our gaming chips and plaques were previously consolidated under the reporting segment “Other Products.” After the sale, we renamed “Other Products” as “Gaming Products” and this segment now comprises exclusively our gaming chips and plaques operations. All related historical revenues and expenses from the sold non-gaming assets have been reclassified as discontinued operations.

Overview

Our primary focus is our gaming operations, which comprise our slot operations in Cambodia and the Philippines and the development and operation of regional style casinos and gaming venues under our Dreamworld brand in Indo-China, and our gaming products, which presently comprise the manufacture and sale of gaming chips and plaques under our Dolphin brand.

During the first quarter and through the date of this report, we expanded our gaming operations with the opening of a new property, Dreamworld Club (Poipet). In addition, we completed our plans to re-strategize our legacy businesses with the divestiture of a low-margin, non-gaming business and repositioning of our gaming products division.

Our consolidated revenue for the three-month period ended March 31, 2013 was approximately $6.7 million, of which revenue from our gaming operations and gaming products segments comprised 79% and 21%, respectively, of consolidated revenue. This compares to consolidated revenue of approximately $5.5 million for the three-month period ended March 31, 2012, of which revenue from our gaming operations and gaming products segments comprised 90% and 10%, respectively, of consolidated revenue.

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

For certain of our slot contracts, such as with NagaWorld Resorts, Sokha Hotels and Resorts and Dreamworld Club (Poipet) in Cambodia, we also function as a manager of the EGM operations. In these venues, we either jointly manage with the relevant casino owner, as is the case with NagaWorld Resorts and Sokha Hotels and Resorts, or exclusively manage, as is the case with Dreamworld Club (Poipet), the slot floor operations and design marketing programs and slot promotions for our designated gaming spaces. We also hire, train and manage the floor staff and set high expectations on the level of customer service.

As of March 31, 2013, our slot operations were located in two countries, Cambodia and the Philippines, and totaled 1,581 EGM seats in operation in a total of six venues. In Cambodia, we had a total of 1,008 EGM seats in operation in three venues. In the Philippines, we had a total of 573 EGM seats in operation in three venues. Due to our ongoing efforts to improve the returns for our slot operations, we seek to selectively add new venues and refine existing operations to focus on those venues with the greatest potential.

In March 2013, we soft opened Dreamworld Club (Poipet) in Cambodia with 166 EGM seats in operation. This venue officially opened in May 2013 with approximately 300 EGM seats. In March 2012, we conducted a soft opening of our slot operations at Thansur Bokor in Cambodia with 87 EGM seats in operation. This venue officially opened in May 2012 with approximately 200 EGM seats. During the period from May to July 2012, we terminated three contracts, one in Cambodia and two in the Philippines, with a combined total of 273 EGMs seats as these venues were not performing up to our expectations. There were minimal costs associated with the termination of these above-mentioned contracts and the loss of these operations has had a minimal impact on our revenue.

In Cambodia, our slot operations largely focused on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918). NagaWorld is a premier luxury destination gaming resort and the only licensed full service casino in a designated area around the capital city of Phnom Penh. Our slot operations at NagaWorld, which comprise 670 EGM seats under contract, are a primary contributor to our slot revenue and cash flow. Revenue from our slot operations in NagaWorld for the three-month period ended March 31, 2013 was $3.1 million, a decrease of approximately $776,000 from the same period in the prior year primarily due to a decrease in average net win per machine for these operations to $217 for the three-month period ended March 31, 2013 from $260 in the prior year period. The decline was believed to be due to normal fluctuation as well as lower player traffic in February 2013 due to the second observed week-long official mourning period for the deceased former King of Cambodia at the beginning of the month and the several-day strike by NagaWorld workers at the end of the month. While normal fluctuation occurs, with prominent ground floor locations, quality product and customer service, and proactive marketing, we believe we are well positioned to maintain strong overall performance from these operations.

Our slot operations in Cambodia also include Thansur Bokor Highland Resort, a casino resort developed by leading Cambodian hotelier, Sokha Hotels and Resorts, in a tourist area of the Kampot Province. The resort officially opened in May 2012 however, portions of the initial phase of the property including the entertainment complex were not completed until the first quarter of 2013. To-date, we have placed approximately 200 EGMs in this venue. Under the terms of the agreement, we have the ability to place up to 250 EGM seats and jointly manage these slot operations in the resort. This strategic project expands our gaming operations in the Indo-China region with a prominent partner with multiple properties in Cambodia.

We recently expanded our slot operations in Cambodia to include Dreamworld Club (Poipet), which we developed and exclusively operate ourselves under our own brand. Dreamworld Club (Poipet) is a standalone slot hall with approximately 300 EGM seats, which we developed as an extension of the existing casino owned by a local company. It is prominently located in the established gaming market of Poipet in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand border. Dreamworld Club (Poipet) soft opened on March 28, 2013 and the official grand opening was held on May 9, 2013.

Dreamworld Club (Poipet) operates under a machine operation and participation agreement with a local partner that owns and operates an existing casino in Poipet. Under the terms of the agreement, the local partner allocated part of its land with an area of approximately 16,000 square feet to us to develop and construct, at our own design, budget and cost, the slot venue. We and the local partner split the win per unit per day from all the EGMs placed by us at Dreamworld Club (Poipet) and certain operating costs related to marketing and floor staff on a respective basis of 40%/60%. The initial project term is five years beginning from the commercial launch of the slot hall with an option to renew for an additional five years subject to the achievement of certain financial milestones during the initial five-year period.

Total capital expenditures for Dreamworld Club (Poipet), which principally included the development and construction of the facility and gaming equipment, are approximately $7.5 million, including approximately $5.0 million to source top-of-the-line EGMs. We provided the required EGMs through the purchase of new and used machines as well as from our inventory. We are responsible for all capital expenditures for Dreamworld Club (Poipet) and those expenditures have been funded through our internal cash resources.

In the Philippines, our slot operations continued to post solid improvement in average net wins per machine compared to the prior year period. We attribute this to our efforts to implement, with the support of our venue owner partners, targeted marketing programs and redeploy, when possible, our gaming equipment from lower to higher performing venues in the market to improve returns on these assets.

Our gaming operations also include our casino operations, which presently comprise one property, Dreamworld Casino (Pailin). Dreamworld Casino (Pailin) is located in an emerging gaming market in the Pailin Province of Northwestern Cambodia next to the Thailand border. The mass market floor opened in May 2012 and houses 26 tables games and 52 EGM seats.

Dreamworld Casino (Pailin) is constructed on land leased from a local land owner and in consideration the land owner is entitled to receive a fair monthly rental fee and 20% of the profit before depreciation (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the casino’s revenue). The initial lease term is 20 years, which commenced in September 2011 and is subject to renewal by the parties in writing.

The initial phase of Dreamworld Casino (Pailin) measures approximately 16,000 square feet. The local partner also owns property adjacent to Dreamworld Casino (Pailin) measuring nearly 250,000 square feet. We have an option to lease this adjacent property at a future date and use it to develop additional phases of the Dreamworld Casino (Pailin). Such additional phases are intended to include expanded casino operations and complementary facilities such as hotel rooms, a spa and other entertainment amenities.

Total capital expenditures for the initial phase of Dreamworld Casino (Pailin) were approximately $2.5 million, which was paid solely by us from our internal cash resources.

Dreamworld Casino (Pailin) contributed approximately $1.1 million to gaming operations revenue for the three-month period ended March 31, 2013, down slightly from $1.2 million for the three-month period ended December 31, 2012. The decline was due to the refinement of marketing strategies during the first quarter of 2013, which resulted in us utilizing fewer gaming promoters during the period. Operating costs for Dreamworld Casino (Pailin) were approximately $1.3 million during the three-month period ended March 31, 2013, which were recorded in gaming operations cost of sales under other operating costs.

We are focused on improving financial performance of Dreamworld Casino (Pailn) and continue our efforts to refine and broaden our marketing strategies to attract higher quality players and, where possible, to identify and implement cost reduction initiatives.

To-date, our marketing initiatives have included, but have not been limited to, the use of fixed fee promoters, such as bus programs. These programs have been helpful in driving mass market player traffic. In addition, we are preparing to launch a junket program and are in the final due diligence stages of signing agreements with potential operators. By utilizing junket operators, we expect to improve high net worth player traffic for our premium and VIP facilities while minimizing the downside risk and volatility related to these players as the junket operators typically share in wins and losses and assume the credit risk.

In addition to Dreamworld Casino (Pailin), we have another casino development project in the pipeline, Dreamworld Casino (Kampot). In partnership with a local land owner, we intend to develop a small casino in the Kampot Province of Southwestern Cambodia near the Vietnam border on land owned by the local partner. Depending on demand and the availability of capital, there is the potential to add at a future date additional casino floor space and equipment as well as complementary facilities such as hotel rooms, a spa and other entertainment amenities.

The local partner will lease to us the land for a period of 25 years for an annual fee of $1. We will provide funding for all development, construction and pre-opening costs for the Dreamworld Casino (Kampot) and all necessary gaming equipment. We and the local partner will split Dreamworld Casino (Kampot)’s net revenue (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the casino’s revenue) on a respective basis of 60%/40%. Total capital expenditures for the initial phase of Dreamworld Casino (Kampot) are projected to be approximately $1.2 million as the EGMs will be sourced from our existing inventory.

We intend to commence construction of Dreamworld Casino (Kampot) in the second half 2013. We expect the project will open within six to nine months following the beginning of construction.

We also own a parcel of land with total area of approximately seven acres in the Takeo Province of Cambodia near the Vietnam border and were granted in-principle approval to build and open a casino-hotel in the Takeo Province by the Cambodian government. At the present time, we do not expect to commit significant capital to the project on this land in order to divert our available capital to the development of projects, which we believe will offer greater short and medium-term return potential. Our future development plans for this land will be dependent on our available capital and local market conditions at that time.

We continue to selectively pursue additional slot and casino development projects that will enable us to expand our market presence and increase brand equity in our Dreamworld name in the Indo-China region. While there is no guarantee we will be successful in signing new projects, we aim to secure larger scale projects that will allow us to better leverage operating costs and provide the opportunity for higher net returns.

With regard to our gaming products segment, we have successfully completed our plans to re-strategize these legacy operations. On March 28, 2013, we completed the sale of the non-gaming manufacturing portion of the operations in a management-led buyout for total consideration of AUD350,000. In connection with the sale, in March 2013, we commenced the relocation of our manufacturing facilities for the gaming products portion of the business, namely gaming chips and plaques, to Hong Kong from Australia. Commercial operation of the new Hong Kong facility, which is also the new home of our corporate headquarters, began in early May 2013.

These actions not only enabled us to exit a non-core, low-margin business but also provide the opportunity to enhance the profitability of our gaming products division through lower cost labor, elimination of redundant support functions, further automation and improved R&D capabilities, as well as better penetrate and service the growing Asian gaming markets. In addition, it improves our ability to expand our product mix to include other gaming products, which could add incremental revenue streams and further enhance our competitive positioning.

Revenue from gaming chips and plaques increased significantly to $1.4 million for the three-month period ended March 31, 2013 compared to $532,000 in the prior year period as a result of increased orders of gaming chips and plaques from existing customers. However, we incurred additional labor costs, which resulted in a gross loss of approximately $69,000 for these operations for the three-month period ended March 31, 2013. These higher labor costs were primarily a result of increased overtime by the Australian workers due to the expedited fulfillment of orders as we fast-tracked the relocation of the plant from Australia to Hong Kong and absenteeism following the announcement of the relocation of the gaming products business.

We recorded one-time cash costs associated with the sale and relocation, which included severance and new facility set-up, of approximately $1.3 million in the three-month period ended March 31, 2013. All incurred costs associated with the relocation have been funded from our available working capital.

With a quality product line, streamlined operating structure, solid existing customer base and high-security production facilities in close proximity to the growing Asian gaming markets, we believe that we have all the right and necessary elements to best serve our target markets and are poised to benefit from the major casino development anticipated over the next several years in Asia. While we anticipate continued lumpiness in order flow on a quarter to quarter basis, our efforts are expected to result in improved recurring revenue and earnings growth potential for these operations.

With gaming businesses that offer growth potential and the ability to generate quality recurring cash flow combined with our established presence and strong relationships in our markets, we believe have established a solid foundation from which to capitalize on the growth opportunities in our target markets in Asia.

Results of Operations for the Three-Month Periods Ended March 31, 2013 and 2012

The following is a schedule summarizing operating results on a consolidated basis and separately by each of our two operating segments, gaming operations and gaming products, for the three-month periods ended March 31, 2013 and 2012.

On February 22, 2013, we entered into a share sale agreement pursuant to which we agreed to sell the portion of our subsidiary Dolphin Products Pty Limited (“Dolphin Australia”) business dedicated to the manufacture and sale of non-gaming plastic products, mainly automotive parts. As part of the sale transaction, we also agreed to grant Dolphin Australia a non-transferable, royalty-free license to utilize certain trademarks and patent rights in connection with its manufacture and sale of plastic products for the non-gaming industries. The sale closed on March 28, 2013. All historical revenues and expenses associated with our non-gaming plastic products operations for the periods ended March 31, 2013 and 2012 have been reclassified as discontinued operations.

	Three-Month Periods Ended March 31,
(amounts in thousands, except per share data)	2013	2012
Total:
Revenues	$6,701	$5,488
Gross profit	$1,620	$2,756
Gross margin percentage	24%	50%
Adjusted EBITDA from continuing operations (1)	$1,861	$3,064
Operating (loss)/income from continuing operations	$(394)	$787
Net (loss)/income from continuing operations	$(329)	$881

Basic and diluted earnings per share	$(0.01)	$0.03

Weighted average common shares outstanding
Basic	30,024	29,900
Diluted	30,024	30,190

Gaming operations:
Revenues	$5,274	$4,956
Gross profit	$1,689	$2,645
Gross margin percentage	32%	53%

Gaming products:
Revenues	$1,427	$532
Gross (loss)/profit	$(69)	$111
Gross margin percentage	(5)%	21%

(1)	We define “Adjusted EBITDA" as earnings from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted EBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Our calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of EBITDA from continuing operations, as adjusted, to the net (loss)/income from continuing operations is provided below.

	Three-Month Periods Ended March 31,
(amounts in thousands)	2013	2012
Net(loss)/income from continuing operations — GAAP basis	$(329)	$881
Interest expense	4	53
Interest income	(4)	(12)
Income tax expenses	41	54
Depreciation and amortization	1,902	1,835
Stock-based compensation expense	247	265
Gain on dispositions of assets	—	(12)
EBITDA from continuing operations, as adjusted	$1,861	$3,064

Total revenues increased approximately $1.2 million to $6.7 million for the three-month period ended March 31, 2013 compared to approximately $5.5 million in the same period of the prior year due to increases in both business divisions. Revenue from our gaming operations increased primarily as a result of incremental revenue from Dreamworld Casino (Pailin), which opened in May 2012, partially offset by decreased revenue from our slot operations. Revenue from gaming products division increased as a result of higher sales of gaming chips and plaques to existing customers.

Gross profit decreased approximately $1.1 million to $1.6 million for the three-month period ended March 31, 2013 compared to approximately $2.7 million in the same period of the prior year primarily as a result of lower slot operations revenue mainly due to lower average daily net wins per machine from our operations in NagaWorld, a gross loss for our casino operations and higher non-recurring labor costs associated with our gaming products division (as described more fully below) compared to the prior year period.

Operating loss increased approximately $1.2 million to $394,000 for the three-month period ended March 31, 2013 compared to operating income of approximately $787,000 in the same period of the prior year. Net loss from continuing operations increased approximately $1.2 million to $329,000 compared to net income of approximately $881,000 for the same period in the prior year. The increase in operating loss and net loss from continuing operations was primarily the result of lower gross profit.

Gaming Operations

Revenues from our gaming operations consisted of our slot and casino development operations.

	Three-Month Periods Ended March 31,
(amounts in thousands, except per unit data)	2013	2012
Net revenue to the Company
Cambodia slot operations (1)	$3,243	$3,892
Philippines slot operations	937	1,064
Net revenue from slot operations	$4,180	$4,956
Dreamworld Casino (Pailin)	1,094	—
Consolidated total	$5,274	$4,956

Average net win per unit per day (2)
Cambodia	$176	$239
Philippines	$86	$73
Consolidated total	$139	$154

	Three-Month Periods Ended March 31,
	2013	2012
EGM seats in operation
Cambodia slot operations (1)	1,008	799
Philippines slot operations	573	761
EGM seats in slot operations	1,581	1,560
Dreamworld Casino (Pailin)	52	—
Consolidated total	1,633	1,560

(1)	Includes Dreamworld Club (Poipet), which operates under a machine operation and participation agreement. Dreamworld Club (Poipet) soft opened on March 28, 2013 and the grand opening was on May 9, 2013.
(2)	Average net win figures (“WUD”) exclude EGM seats in operation during venue soft launch opening periods, if applicable, and apply revenue recognized on a cash basis in the calculation of WUD for venues for which revenues are recognized on a cash basis. During the three-month period ended March 31, 2013, one venue in Cambodia operated during a soft launch. During the three-month period ended March 31, 2012, one venue in Cambodia operated during a soft launch and one venue in the Philippines recognized revenue on a cash basis. There were no material differences to average WUD figures for the above-mentioned periods had these seats been included in the WUD calculations.

Revenue from our gaming operations during the three-month period ended March 31, 2013 increased approximately $318,000 to $5.3 million compared to approximately $5.0 million in the same period of the prior year. The increase was primarily the result of incremental revenue from Dreamworld Casino (Pailin) and our slot operations at Thansur Bokor, both of which officially opened in May 2012. The increase was partially offset by a decrease in slot operations revenue due to lower average daily net wins per machine for our operations in NagaWorld and lower installed machine base for our Philippines operations.

Gross profit from gaming operations decreased approximately $1.0 million to $1.7 million for the three-month period ended March 31, 2013 compared to approximately $2.7 million in the same period of the prior year primarily due to lower slot operations revenue mainly as a result of lower average daily net wins per machine from our operations in NagaWorld and a gross loss for our casino operations compared to the prior year period. Cost of sales for the three-month period ended March 31, 2013 included approximately $1.1 million of depreciation of gaming assets, $620,000 amortization of casino contracts, $63,000 amortization of other gaming related intangibles and $1.8 million of other operating costs.

As of March 31, 2013, we had a total of 2,009 EGM seats of which 376 were held in inventory and 1,633 were in operation.  Of the 1,633 EGM seats in operation, 1,060 were in operation in four venues in Cambodia (including Dreamworld Casino (Pailin) and Dreamworld Club (Poipet)) and 573 were in operation in three venues in the Philippines.

	March 31, 2013		December 31, 2012
(amounts in thousands)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1,2)	1,633	$8,283	1,457	$5,377
EGMs and systems held for future use	376	2,618	455	4,347
Total EGMs and systems	2,009	$10,901	1,912	$9,724

(1)	EGMs and systems used in operations as of December 31, 2012 included 12 EGM seats, which were in operation on a trial basis subject to achieving certain performance objectives prior to acceptance, and, as a result, their carrying values were not included.

(2)	Includes both slot and Dreamworld Casino (Pailin) operations.

Due to our ongoing efforts to improve the returns on our slot operations, we seek to refine our operating machine base to focus on those venues with the greatest potential and selectively add new venues. In March 2013, we soft opened Dreamworld Club (Poipet) in Cambodia with 166 EGM seats. This venue officially opened in May 2013, with approximately 300 EGM seats. In March 2012, we soft opened Thansur Bokor in Cambodia with 87 EGM seats. This venue officially opened in May 2012 with approximately 200 EGM seats. During the period from May to July 2012, we terminated three contracts, one in Cambodia and two in the Philippines, with a combined total of 273 EGMs seats as these venues were not performing up to our expectations.

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

Our current operations at NagaWorld are governed under the Machines Operation and Participation Consolidation Agreement dated December 31, 2009, which was subsequently amended on May 25, 2010. Under the terms of these agreements, we and NagaWorld control the operation of a total of 670 of our EGMs, including floor staff and respective audit rights. We and NagaWorld split the win per unit per day from all the 670 EGMs and certain operating costs related to marketing and floor staff on a respective basis of 25%/75%. Win per unit per day from all the 670 EGMs are settled and our share is distributed daily to us. The 670 EGM seats are under contract for a term of six years commencing March 1, 2010.

Average net win per machine for our operations in NagaWorld was $217 for the three-month period ended March 31, 2013 compared to $260 in the prior year period. The decline was the result of normal fluctuation as well as reduced player traffic in February 2013 due to the second observed, week-long official mourning period for the deceased former King of Cambodia in the beginning of the month and several-day strike by NagaWorld workers at the end of the month. While normal fluctuation occurs, with prominent ground floor locations, quality product and customer service, and proactive marketing, we believe we are well positioned to maintain strong overall performance from these operations.

Our slot operations in Cambodia also include our operations at Thanur Bokor Highland Resort, a casino resort developed by leading Cambodian hotelier, Sokha Hotels and Resorts, in a tourist area of the Kampot Province. This resort officially opened in May 2012 however, certain aspects of the initial phase of the property, such as the entertainment complex, were not completed until early 2013.

Our operations at Thansur Bokor are governed under a gaming machine participation and management agreement with Sokha Hotels and Resorts to place up to 250 EGM seats and jointly manage these slot operations. Under the terms of the agreement, we and Sokha split the gross win and certain operating expenses on a respective basis of 27/73%. We collect our share of the gross win on a semi-monthly basis and settle our share of the operating costs on a monthly basis. The contract duration is five years commencing in May 2012.

As of March 31, 2013, we had incurred approximately $1.1 million in capital expenditures for this project, which was funded from our internal cash resources. Due to our minimal operating costs at the venue, our operations at Thansur Bokor were a positive contributor to consolidated adjusted EBITDA for the three-month period ended March 31, 2013.

We recently expanded our slot operations in Cambodia to include Dreamworld Club (Poipet), which we developed and operate. Dreamworld Club (Poipet) is a standalone slot hall developed as an extension of the existing casino owned by a local company. Dreamworld Club (Poipet) soft opened on March 28, 2013 and the official grand opening was held on May 9, 2013. Due to soft opening date, Dreamworld Club (Poipet) did not make a material contribution to gaming revenue for the three-month period ended March 31, 2013.

In the Philippines, we continued efforts to focus on our most promising venues to improve our overall returns and growth potential in this market. These efforts included: implementing, with the support of our venue owner partners, targeted marketing programs and the redeployment, when possible, of our gaming assets from lower to higher performing venues in the market. While revenue from our Philippines’ slot operations declined to approximately $937,000 for the three-month period ended March 31, 2013 from $1.1 million in the prior year period, average net wins per machine for these operations improved significantly to $86 in the three-month period ended March 31, 2013 from $73 in the prior year period as we improved returns on the installed asset base.

In May 2012, we expanded our gaming operations in Cambodia to include casino operations with the opening of our first casino development project, Dreamworld Casino (Pailin). Dreamworld Casino (Pailin) houses 26 table games and 52 EGM seats.

Dreamworld Casino (Pailin) contributed approximately $1.1 million to gaming operations revenue for the three-month period ended March 31, 2013, down slightly from $1.2 million for the three-month period ended December 31, 2012. The decline was due to the refinement of marketing strategies during the first quarter of 2013, which resulted in us utilizing fewer gaming promoters during the period. Operating costs for Dreamworld Casino (Pailin) were approximately $1.3 million during the three-month period ended March 31, 2013, which were recorded in gaming operations cost of sales under other operating costs.

We are focused on improving the financial performance of Dreamworld Casino (Pailn) and continue our efforts to refine and broaden our marketing strategies to attract higher quality players and, where possible, to identify and implement cost reduction initiatives.

To-date, our marketing initiatives have included, but have not been limited to, the use of fixed fee promoters, such as bus programs. These programs have been helpful in driving mass market player traffic. In addition, we are preparing to launch a junket program and are in the final due diligence stages of signing agreements with potential operators. By utilizing junket operators, we expect to improve high net worth player traffic for our premium and VIP facilities while minimizing the downside risk and volatility related to these players as the junket operators typically share in wins and losses and assume the credit risk.

We have one other casino development project, Dreamworld Casino (Kampot), in the pipeline. We expect to begin full construction efforts for this project in the second half of 2013 and open the property within six to nine months of commencing construction.

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

Gaming Products

Gaming products revenue, which consisted of gaming chips and plaques sales, increased approximately $895,000 to $1.4 million for the three-month period ended March 31, 2013 compared to approximately $532,000 in the same period of the prior year. The increase was mainly a result of higher existing customer reorders during the three-month period ended March 31, 2013.

Gross loss on gaming products increased approximately $180,000 to $69,000 in the three-month period ended March 31, 2013 compared to gross profit of approximately $111,000 in the same period of the prior year. The increase in gross loss was mainly due to higher labor costs as a result of increased overtime by the Australian workers due to the expedited fulfillment of orders as we fast-tracked the relocation of the plant from Australia to Hong Kong and absenteeism following the announcement of the relocation of the gaming products business.

Operating Expenses

The schedule of expenses on a consolidated basis consisted of the following:

	Three-Month Periods Ended March 31,
(amounts in thousands)	2013	2012
Selling, general and administrative (1)	$1,617	$1,585
Stock-based compensation expense	247	265
Gain on dispositions of assets	—	(12)
Product development expenses	120	100
Depreciation and amortization	30	31
	$2,014	$1,969

(1)	Consisted of cash selling, general and administrative expenses and excluded non-cash selling, general and administrative expenses such as the stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $32,000 to $1.6 million for the three-month period ended March 31, 2013 compared to $1.6 million in the same period of the prior year. The increase was due to approximately $89,000 of start-up costs related to the soft opening of Dreamworld Club (Poipet) in the three-month period ended March 31, 2013. Insurance, utilities and other expenses increased approximately $107,000 primarily due to increased scale of operations and sales commission increased approximately $54,000 primarily due to higher gaming products sales. These increases were partially offset by salaries and wages expense, which decreased approximately $54,000 primarily due to adjustment of overprovision regarding 2012 bonus, advertising, travel and entertainment expenses, which decreased approximately $88,000 mainly as a result of decreased advertising and traveling required in relation to the new gaming projects, and legal, investor relations and other expenses, which decreased by approximately $76,000 primarily due to fewer gaming projects.

Stock-Based Compensation Expense

Stock-based compensation expense decreased approximately $18,000 to $247,000 for the three-month period ended March 31, 2013 compared to $265,000 in the prior year period primarily due to a decrease in average stock prices during the three-month period ended March 31, 2013 as compared to the prior year period.

Loss on Disposition of Assets

There was no disposition of assets for the three-month period ended March 31, 2013. Gain on disposition of assets was $12,000 for the three-month period ended March 31, 2012, which was related to sale of non-performing EGMs and systems during the period.

Product Development Expenses

Product development expenses increased approximately $20,000 to $120,000 for the three-month period ended March 31, 2013 compared to approximately $100,000 in the prior year period mainly as a result of increased activities for new product development for our gaming products division, specifically gaming chips and plaques.

Depreciation and Amortization Expenses

Total depreciation and amortization expenses decreased approximately $1,000 to $30,000 for the three-month period ended March 31, 2013 compared to $31,000 in the prior year period as there were no major changes in related assets.

Other Income/(Expenses)

	Three-Month Periods Ended March 31,
(amounts in thousands)	2013	2012
Interest expense and finance fees	$(4)	$(53)
Interest income	4	12
Foreign currency gains	103	189
Other	3	—
Total	$106	$148

Interest Expense and Finance Fees

Interest expense and finance fees decreased approximately $49,000 to $4,000 for the three-month period ended March 31, 2013 compared to approximately $53,000 in the same period of the prior year primarily due to the full repayment of notes payable to a related party in December 2012.

Interest Income

Interest income decreased approximately $8,000 to $4,000 for the three-month period ended March 31, 2012 compared to approximately $12,000 in the same period of the prior year primarily as a result of lower bank balances.

Foreign Currency Transactions

Foreign currency gains decreased approximately $86,000 to $103,000 for the three-month period ended March 31, 2013 compared to approximately $189,000 for the same period in the prior year. The decrease was primarily due to the comparatively lower percentage appreciation in the value of United States dollar denominated payables from our Philippines operations, whose functional currency is the Philippine peso.

Other

Other income was approximately $3,000 for the three-month period ended March 31, 2013 compared to $NIL in the prior year period primarily due to miscellaneous income received by the Philippines operations.

Income Tax Provisions

Effective tax rates for the three-month periods ended March 31, 2013 and 2012 were approximately (14.2)% and 5.8%, respectively. We continue to review the treatment of tax losses and future income generated by our foreign subsidiaries to minimize taxation costs.

	Three-Month Periods Ended March 31,
(amounts in thousands)	2013	2012
Income tax provisions	$41	$54

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2013, we had total cash and cash equivalents of approximately $4.5 million and working capital of approximately $3.7 million. Our cash and working capital during the three-month period ended March 31, 2013 was positively impacted by the cash received from our slot operations but was negatively impacted by expenses associated with our casino and gaming development projects, including the construction and soft opening of Dreamworld Club (Poipet), the purchase of EGMs for our gaming operations and relocation of Dolphin gaming chips and plaques operations.

From April 1, 2013 to May 15, 2013, our working capital position was negatively impacted by the payment of approximately $200,000 associated with the completion and grand opening of Dreamworld Club (Poipet) and approximately $400,000 related to completing the relocation of our gaming chips and plaques operations from Australia to Hong Kong. This has been partly offset by cash received from operations.

As part of our growth strategy for our gaming operations, we intend to incur initial planning and construction costs related to our casino and gaming development plans.  In addition, we expect to purchase EGMs to supplement existing inventory and source future targeted deployment plans. Our current casino and gaming development plans for the remainder of 2013 include our Dreamworld Casino (Kampot) project.

Total capital expenditure for Dreamworld Club (Poipet), which principally included the development and construction of the facility and approximately $5.0 million for gaming equipment, is approximately $7.5 million. Of the estimated $7.5 million total expenditure for Dreamworld Club (Poipet), we incurred approximately $6.8 million as of March 31, 2013 and approximately $200,000 between April 1, 2013 and May 15, 2013. The remaining $500,000 is expected to be incurred in June 2013. We expect the initial phase of the Dreamworld Casino (Kampot), which includes the construction, purchase of gaming equipment and initial working capital needs, will require a total expenditure of approximately $1.2 million. This does not include the cost of EGMs as they will be sourced from our existing inventory. Of the estimated $1.2 million of total expenditure for the Dreamworld Casino (Kampot), we had incurred approximately $500,000 as of March 31, 2013 and there were no additional expenditures between April 1, 2013 and May 15, 2013, leaving an estimated $700,000 in capital expenditure for the completion of this project.

We also continue to pursue other new gaming projects; however, there is no guarantee we will successfully secure any of these new projects.

We presently expect that our capital expenditures for the remainder of 2013 based on our current contractual commitments will be approximately $3.0 to $4.5 million. This includes: approximately $700,000 for the development of Dreamworld Casino (Kampot), approximately $1.8 to $3.3 million for EGM purchases, upgrades, and general maintenance; and approximately $500,000 related to Dreamworld Club (Poipet).

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our capital expenditures for our Dreamworld Casino (Kampot) and Dreamworld Casino (Poipet) projects and the purchase of EGMs for the remainder of 2013.

As noted above, however, we continue to pursue additional casino and gaming projects. While there is no guarantee we will be successful in securing new projects, if we were to secure new projects our capital expenditures for the remainder of 2013 would increase beyond the $3.0 to $4.5 million currently contemplated. At this time, we are unable to predict the amount of additional capital expenditures that could be required in 2013 for such potential projects. Where possible, we intend to fund our casino and gaming projects from our cash flow from operations and cash on hand. Further, we will seek to structure the development of these projects in phases to better control and pace the related expenditure of capital. However, should we commit to large projects, to the concurrent development of multiple casinos and gaming projects or a new project requires large upfront payments, we may need to acquire additional capital. We would endeavor to obtain any required additional capital from various financing sources including commercial debt financing and the sale of our debt or equity securities. However, there are no commitments or arrangements in place as of the date of this report for receipt of additional capital and there is no assurance we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flows Summary

	Three-Month Periods Ended March 31,
(amount in thousands)	2013	2012
Cash (used in)/provided by:
Operations	$(569)	$2,008
Investing	(5,360)	(1,538)
Financing	—	(1,574)
Effect of exchange rate change in cash	49	40
	$(5,880)	$(1,064)

Operations

Cash used in operations was approximately $569,000 for the three-month period ended March 31, 2013 compared to cash provided by operations of approximately $2.0 million in the same period of the prior year. The increase in cash used in operations was primarily due to lower revenue from slot operations, increased operating costs associated with the casino operations and one-off costs, including severance, relocation charges and contract termination fees, of approximately $1.3 million associated with the sale of our non-gaming products assets and relocation of our gaming chips and plaques operations from Australia to Hong Kong in the three-month period ended March 31, 2013.

Investing

Cash used in investing activities was approximately $5.4 million for the three-month period ended March 31, 2013 compared to approximately $1.5 million in the same period of the prior year. The increase in cash used in investing activities was mainly a result of the capital expenditures related to the construction of Dreamworld Club (Poipet) as well as purchase of a greater amount of EGMs and related systems in the three-month period of ended March 31, 2013.

Financing

Cash used in financing activities was $NIL for the three-month period ended March 31, 2013 compared to approximately $1.6 million in the same period of the prior year. The decrease in cash used in financing activities was primarily a result of the full repayment of the notes payable to EGT Entertainment Holding (see Note 13) in December 2012.

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

Allowance for Doubtful Accounts Receivable

As of March 31, 2013, we had net accounts receivable of approximately $566,000, representing 1.5% of our total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowance to aged account balances. Revenue is recognized on a cash basis for customers with doubtful accounts receivable. Our allowance for doubtful accounts receivable was approximately $15,000 as of March 31, 2013 and December 31, 2012.

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

Gaming Equipment and Property and Equipment

As of March 31, 2013, we had gaming equipment and property and equipment of approximately $18.8 million, representing 49.0% of our total assets. We depreciate gaming equipment and property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as the current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require a change in the estimated useful lives of such assets.

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

Intangible Assets, including Goodwill and Casino Contracts

As of March 31, 2013, we had intangible assets, including goodwill and casino contracts of $8.9 million, representing 23.3% of our total assets.

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

As of March 31, 2013, we had casino contracts and gaming operation agreement of $8.2 million, representing 92.1% of our total intangible assets. The fair value of our casino contracts and gaming operation agreement was estimated using a form of the income approach known as the excess earnings method, excess earnings were discounted to present value at rates commensurate with our capital structure and the prevailing borrowing rates within the industry in general. Determining the fair value of the casino contracts and gaming operation agreement is judgmental in nature and requires the use of significant estimates and assumptions, including revenue, operating expenses, growth rates, discount rates and future market conditions, among others. Future changes to our estimates and assumptions based upon changes in macro-economic factors, operating results or management’s intentions may result in future changes to the fair value of the casino contracts and gaming operation agreement.

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

Stock-based compensation expense totaled approximately $247,000 and $265,000 for the three-month periods ended March 31, 2013 and 2012, respectively, in the accompanying consolidated statements of operations.

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

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do no change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement when net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risks

Not applicable.

Item 4.   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2013.

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6.      Exhibits

Exhibit No.	Description	Method of Filing

10.1	Share Sale Agreement dated February 22, 2013 amongst Dolphin Advanced Technologies Pty Limited (as seller) and Mario Turcarelli (as buyer), Dolphin Products Pty Limited and Dolphin Products Limited (Hong Kong)	Filed as an exhibit to Registrant's Current Report on Form 8-K filed on February 27, 2013

10.2	Intellectual Property License Agreement dated February 22, 2013 amongst Dolphin Advanced Technologies Pty Limited, Elixir Gaming Technologies (Hong Kong) Limited and Dolphin Products Pty Limited.	Filed as an exhibit Registrant’s Current Report on Form 8-K filed on February 27, 2013

10.3	Gaming Business and Assets Sale Agreement dated February 22, 2013 between Dolphin Products Pty Limited and Dolphin Products Limited (Hong Kong)	Filed as an exhibit Registrant’s Current Report on Form 8-K filed on February 27, 2013

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS**	XBRL Instance Document	Filed electronically herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

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

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	May 15, 2013	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	May 15, 2013	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Chief Accounting Officer

