Form 10-Q
period 2013-06-30
Entertainment Gaming Asia Inc.
filed 2013-08-14
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____ .

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

As of August 1, 2013, 30,024,662 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,789	$10,365
Accounts receivable, net	404	1,841
Other receivables	692	112
Inventories	1,108	2,047
Prepaid expenses and other current assets	526	387
Total current assets	7,519	14,752

Gaming equipment, net	9,874	9,724
Casino contracts	6,682	7,982
Property and equipment, net	8,751	6,170
Goodwill	362	380
Intangible assets, net	1,065	1,253
Contract amendment fees	288	342
Deferred tax assets	—	201
Prepaids, deposits and other assets	2,558	2,914
Total assets	$37,099	$43,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$844	$3,636
Amounts due to a related party	21	—
Accrued expenses	1,625	2,619
Customer deposits and other current liabilities	564	656
Total current liabilities	3,054	6,911

Other liabilities	738	1,078
Deferred tax liability	137	137
Total liabilities	3,929	8,126

Stockholders’ equity:
Common stock, $.001 par value, 75,000,000 shares authorized; 30,024,662 and 29,974,662 shares issued and outstanding	30	30
Additional paid-in-capital	32,813	32,224
Accumulated other comprehensive income	712	929
(Accumulated losses)/ retained earnings since January 1, 2011 ($386.1 million accumulated deficit eliminated upon Quasi-Reorganization)	(386)	2,408
Total EGT stockholders’ equity	33,169	35,591
Non-controlling interest	1	1
Total stockholders’ equity	33,170	35,592
Total liabilities and stockholders’ equity	$37,099	$43,718

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(amounts in thousands, except per share data)

(Unaudited)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Revenues:
Gaming operations, gross	$5,685	$5,198	$10,959	$10,154
Less: promotional allowances	—	—	—	—
Gaming operations, net	5,685	5,198	10,959	10,154
Gaming products	162	978	1,589	1,509
Total revenues	5,847	6,176	12,548	11,663

Operating costs and expenses:
Cost of gaming operations
Gaming equipment depreciation	1,262	1,180	2,404	2,289
Casino contract amortization	617	615	1,238	1,230
Other gaming related intangibles amortization	63	63	126	126
Other operating costs	1,730	950	3,491	1,474
Cost of gaming products	546	810	2,041	1,230
Selling, general and administrative expenses	1,440	1,637	3,057	3,222
Stock-based compensation expenses	198	287	445	552
Gain on dispositions	—	(17)	—	(29)
Impairment of assets	—	71	—	71
Product development expenses	35	86	155	186
Depreciation and amortization	47	59	77	90
Total operating costs and expenses	5,938	5,741	13,034	10,441

(Loss)/income from continuing operations	(91)	435	(486)	1,222

Other (expense)/income:
Interest expense and finance fees	(1)	(36)	(5)	(89)
Interest income	—	14	4	26
Foreign currency (losses)/gains	(292)	25	(188)	214
Other	7	26	10	26
Total other (expense)/income	(286)	29	(179)	177

(Loss)/income from continuing operations before income tax expense	(377)	464	(665)	1,399

Income tax expense	(8)	(35)	(49)	(89)

Net (loss)/income from continuing operations	(385)	429	(714)	1,310
Net income/(loss) from discontinued operations, net of tax	99	55	(2,080)	146

Net (loss)/income	$(286)	$484	$(2,794)	$1,456
Less: net income attributable to non-controlling interest	—	—	—	—
Net (loss)/income attributable to EGT Stockholders	$(286)	$484	$(2,794)	$1,456

Other comprehensive income, net of tax
Foreign currency translation adjustments	(200)	29	(189)	80
Defined benefit pension plan
Prior service cost arising during period	—	—	(28)	—
Net change during period	—	—	—	—
Amortization of prior service cost included in net periodic pension cost	—	—	—	—
Defined benefit pension plan, net	—	—	(28)	—
Other comprehensive (loss)/income, net of tax	$(200)	$29	$(217)	$80

Comprehensive (loss)/ income	$(286)	$484	$(2,794)	$1,456
Less: comprehensive (loss)/ income attributable to non-controlling interest	—	—	—	—
Comprehensive (loss)/ income attributable to EGT Stockholders	$(486)	$513	$(3,011)	$1,536

Basic and diluted earnings per share:
(Loss)/earnings from continuing operations	$(0.01)	$0.02	$(0.02)	$0.05
Loss from discontinued operations, net of tax	$—	$—	$(0.07)	$—
(Loss)/earnings	$(0.01)	$0.02	$(0.09)	$0.05

Weighted average common shares outstanding
Basic	30,025	29,918	30,024	29,909
Diluted	30,025	31,329	30,024	30,717

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six-Month Periods Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss)/income	$(2,794)	$1,456
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Foreign currency gains	(3)	(236)
Depreciation of gaming equipment and property and equipment	2,614	2,462
Amortization of casino contracts	1,238	1,230
Amortization of intangible assets	151	140
Amortization of contract amendment fees	54	54
Stock-based compensation expense	445	552
Gain on disposition of property and equipment	—	(29)
Impairment of assets	—	71
Loss on disposition of subsidiary, including property and equipment	999	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	743	829
Inventories	373	105
Prepaid expenses and other current assets	(132)	282
Prepaids, deposits and other assets	104	(847)
Accounts payable	(1,107)	(536)
Amounts due to a related party	21	(14)
Accrued expenses and other liabilities	(1,054)	(266)
Income tax payable	—	22
Customer deposits and other current liabilities	(29)	676
Net cash provided by operating activities	1,623	5,951

Cash flows from investing activities:
Construction/purchase of property and equipment	(2,401)	(2,125)
Purchases of gaming machines and systems	(3,983)	(1,267)
Acquisition of technical know-how	—	(254)
Addition of project costs	(1,155)	(223)
Proceeds from sale of subsidiary related to discontinued operations	365	—
Proceeds from sale of gaming machines, property and equipment	—	71
Net cash used in investing activities	(7,174)	(3,798)

Cash flows from financing activities:
Repayment of short-term debt and leases	—	(98)
Repayment of notes payable	—	(3,067)
Exercise of stock options	—	9
Net cash used in financing activities	—	(3,156)

Effect of exchange rate changes on cash	(25)	93
Decrease in cash and cash equivalents	(5,576)	(910)
Cash and cash equivalents at beginning of period	10,365	12,759
Cash and cash equivalents at end of period	$4,789	$11,849

Supplemental disclosure of cash flow information
Interest paid	$—	$110
Income tax paid	$—	$67
Non-cash investing/financing activities
Purchase of gaming machines and systems	$659	$—
Issuance of restricted/performance stock	$99	$179

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.   Description of Business and Significant Accounting Policies

The business activities of the Company entail the owning and leasing of electronic gaming machines (EGMs) placed in premier hotels and other venues in Cambodia and the Philippines, the development and operation of casinos and gaming establishments under the Dreamworld brand in select emerging markets in the Indo-China region and the design, manufacture and distribution of gaming chips and plaques under the Dolphin brand to major casinos primarily in Southeast Asia and Australia. Previously the Company was engaged in the design, manufacture and distribution of other, non-gaming plastic products, primarily for the automotive industry. These operations were sold on March 28, 2013 and related historical revenues and expenses have been reclassified as discontinued operations. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.

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

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of June 30, 2013, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $4.5 million.

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

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There were no impairment charges for long-lived assets for the three-month and six-month periods ended June 30, 2013. Impairment charges of approximately $71,000 were recognized for long-lived assets for the three-month and six-month periods ended June 30, 2012.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid leases, prepaid value-added taxes in foreign countries, prepayments to suppliers, rental and utilities deposits and restricted cash as lease security. The Company had restricted cash in the amounts of $NIL and $331,000 as of June 30, 2013 and December 31, 2012, respectively, in the form of certificates of deposits as security on leases.

Gaming Equipment

Gaming equipment consists primarily of electronic gaming machines (EGMs) and systems. EGMs and systems are stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $1.1 million and $1.2 million and $2.1 million and $2.3 million was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to twenty years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period as long as renewal is reasonably assured.

Depreciation of property and equipment of approximately $191,000 and $32,000 and $280,000 and $32,000 was recorded in the cost of gaming operations in the consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, respectively.

Depreciation of property and equipment of approximately $67,000 and $16,000 and $108,000 and $33,000 was included in cost of gaming products in the consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, respectively.

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

Amortization expenses related to casino contracts were approximately $617,000 and $615,000 and $1.2 million and $1.2 million for the three-month and six-month periods ended June 30, 2013 and 2012, respectively. Amortization expenses related to other gaming related intangibles were approximately $63,000 and $63,000 and $126,000 and $126,000 for the three-month and six-month periods ended June 30, 2013 and 2012, respectively. The amounts were accounted for as cost of gaming operations in the consolidated statements of comprehensive income. Amortization expenses related to technical know-how were approximately $7,000 and $2,000 and $13,000 and $2,000 for the three-month and six-month periods ended June 30, 2013 and 2012, respectively. The amounts were accounted for as cost of gaming products in the consolidated statements of comprehensive income. Amortization expenses related to patents and trademarks were approximately $6,000 and $6,000 and $12,000 and $12,000 for the three-month and six-month periods ended June 30, 2013 and 2012, respectively. The amounts were accounted for as selling, general and administrative expenses in the consolidated statements of comprehensive income.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests Goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the three-month and six-month periods ended June 30, 2013 and 2012, respectively.

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

Revenues are recognized as earned with the exception of one of the Company’s venues in which revenues were recognized when the payment for net winnings was received as the collections from this venue were not reasonably assured. The slot contract with this venue owner was terminated on July 31, 2012 and the Company collected the balance of payments in the fourth quarter of 2012.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fee balances related to contract amendments of approximately $288,000 and $342,000 as of June 30, 2013 and December 31, 2012, respectively.

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

The Company does not accrue a jackpot liability for its slot machine base and progressive jackpots because it can avoid payment of such amounts. Regulations do not prohibit removal of gaming machines from the gaming floor without payment of such jackpots.

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

There were no sales related to bill-and-hold arrangements for both the three-month and six-month periods ended June 30, 2013 and 2012.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 12 for additional information relating to stock-based compensation assumptions. Stock-based compensation expense totaled approximately $198,000 and $287,000 and $445,000 and $552,000 for the three-month and six-month periods ended June 30, 2013 and 2012, respectively.

Product Development

Product development expenses are charged to expense as incurred. Employee related costs associated with product development are included in product development expenses. Product development expenses were approximately $35,000 and $86,000 and $155,000 and $186,000 for the three-month and six-month periods ended June 30, 2013 and 2012, respectively. The decrease was primarily a result of reduced product development activities for the gaming products division during the relocation of the manufacturing facilities from Australia to Hong Kong during the three-month period ended June 30, 2013.

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

A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred. The Company had no capital leases as of June 30, 2013.

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

Foreign Currency Translations and Transactions

The functional currency of the Company’s international subsidiaries, except for its operations in Cambodia whose functional currency is the U.S. dollar, is generally the local currency. For these subsidiaries, the Company translates the assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income within stockholders’ equity. Gains and losses resulting from transactions in non-functional currencies are recorded in the statements of comprehensive income.

Below is a summary of closing exchange rates as of June 30, 2013 and December 31, 2012 and average exchange rates for the three-month and six-month periods ended June 30, 2013 and 2012, respectively.

($1 to foreign currency)	June 30, 2013	December 31, 2012
Australian dollar	1.10	0.96
Philippine peso	43.31	41.19
Hong Kong dollar	7.76	7.75
Thai baht	31.12	30.84

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
($1 to foreign currency)	2013	2012	2013	2012
Australian dollar	1.01	0.99	0.99	0.97
Philippine peso	41.90	42.78	41.37	42.91
Hong Kong dollar	7.76	7.76	7.76	7.76
Thai baht	29.95	31.42	29.93	31.30

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

As of June 30, 2013, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

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

The Company currently conducts business in two operating segments: (i) gaming operations, which includes electronic gaming machine (EGM) participation and casino operations; and (ii) gaming products, which consist of the design, manufacture and distribution of gaming chips and plaques. Previously, the Company was also engaged in the design, manufacture and distribution of other, non-gaming plastic products, primarily for the automotive industry. These operations were sold on March 28, 2013 and the related historical revenues and expenses have been reclassified as discontinued operations. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2013	2012	2013	2012
Revenues:
Gaming operations	$5,685	$5,198	$10,959	$10,154
Gaming products	162	978	1,589	1,509
Total revenues	$5,847	$6,176	$12,548	$11,663

Operating (loss)/income:
Gaming operations gross profit	$2,013	$2,319	$3,700	$4,964
Gaming products gross (loss)/profit	(384)	168	(452)	279
Corporate and other operating costs and expenses	(1,720)	(2,052)	(3,734)	(4,021)
Total operating (loss)/income	$(91)	$435	$(486)	$1,222

Depreciation and amortization:
Gaming operations	$1,961	$1,900	$3,805	$3,700
Gaming products	93	27	147	51
Corporate	10	9	14	19
Total depreciation and amortization	$2,064	$1,936	$3,966	$3,770

Geographic segment revenues for the three-month and six-month periods ended June 30, 2013 and 2012 consisted of the following:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2013	2012	2013	2012
Cambodia	$4,915	$4,191	$9,252	$8,353
Macau	34	432	701	645
Philippines	898	1,006	2,259	2,070
Australia	—	485	163	531
Other	—	62	173	64
	$5,847	$6,176	$12,548	$11,663

For the three-month and six-month periods ended June 30, 2013 and 2012, in the gaming operations segment, the largest customer represented 65% and 80% and 62% and 79%, respectively, of total gaming operations revenue. For the three-month and six-month periods ended June 30, 2013 and 2012, in the gaming products segment, the largest customer represented 59% and 43% and 37% and 38%, respectively, of total gaming products sales.

Note 3.	Inventories

Inventories consisted of the following:

(amounts in thousands)	June 30, 2013	December 31, 2012
	(Unaudited)
Raw materials	$800	$867
Work-in-process	173	49
Finished goods	—	924
Spare parts	98	106
Casino inventories	37	101
	$1,108	$2,047

Inventories declined substantially due to the sale of the non-gaming operations of the Dolphin Australia business on March 28, 2013.

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(amounts in thousands)	June 30, 2013	December 31, 2012
	(Unaudited)
Prepayments to suppliers	$473	$174
Restricted cash	—	168
Prepaid leases	53	45
	$526	$387

Note 5.	Receivables

Accounts and other receivables consisted of the following:

(amounts in thousands)	June 30, 2013	December 31, 2012
	(Unaudited)
Trade accounts	$407	$1,856
Other	692	112
	1,099	1,968
Less: allowance for doubtful accounts	(3)	(15)
Net	$1,096	$1,953

On March 28, 2013, the Company sold the non-gaming operations of its Dolphin Australia business to the general manager. Subsequent to the sale, the trade accounts balance decreased substantially. As of June 30, 2013, other receivables included approximately $200,000 due from the buyer as a result of the sale and the related settlement of working capital (see Note 15).

Note 6.	Gaming Equipment

Gaming equipment is stated at cost. The major categories of gaming equipment and accumulated depreciation consisted of the following:

	Useful Life
(amounts in thousands)	(years)	June 30, 2013	December 31, 2012
		(Unaudited)
EGMs	3-5	$17,594	$16,222
Systems	5	1,616	1,093
Other gaming equipment	3-5	306	150
		19,516	17,465
Less: accumulated depreciation		(9,642)	(7,741)
		$9,874	$9,724

Depreciation expense of approximately $1.1 million and $1.2 million and $2.1 million and $2.3 million was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, respectively.

Note 7.	Property and Equipment

Property and equipment are stated at cost. Property and equipment consisted of the following:

	Useful Life
(amounts in thousands)	(years)	June 30, 2013	December 31, 2012
		(Unaudited)
Equipment, vehicles, furniture and fixtures	3-10	$3,772	$2,900
Land and building	5-20	4,578	2,483
Leasehold improvements	1-2	769	180
Construction in progress	N/A	609	1,477
		9,728	7,040
Less: accumulated depreciation		(977)	(870)
		$8,751	$6,170

Depreciation expense of $191,000 and $32,000 and $280,000 and $32,000 was recorded in cost of gaming operations in the consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, respectively.

Depreciation of property and equipment of approximately $67,000 and $16,000 and $108,000 and $33,000 was included in cost of gaming products in the consolidated statement of comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, respectively.

Note 8.	Goodwill and Intangible Assets, including Casino Contracts

Intangible assets, if any, are stated at cost. Intangible assets consisted of the following:

	Useful Life
(amounts in thousands)	(years)	June 30, 2013	December 31, 2012
		(Unaudited)
Gaming operation agreement	4-5	$1,193	$1,232
Less: accumulated amortization		(441)	(315)

Goodwill	N/A	362	380

Patents	5-6	114	114
Less: accumulated amortization		(52)	(42)

Trademarks	5-9	26	26
Less: accumulated amortization		(8)	(6)

Technical know-how	10	261	259
Less: accumulated amortization		(28)	(15)

Casino contracts	5-6	12,819	12,934
Less: accumulated amortization		(6,137)	(4,952)
		$8,109	$9,615

Amortization expense for finite-lived intangible assets was approximately $693,000 and $686,000 and $1.4 million and $1.4 million for the three-month and six-month periods ended June 30, 2013 and 2012, respectively.

Goodwill movements during the periods consisted of the following:

(amounts in thousands)	2013	2012
	(Unaudited)
Balance as of January 1	$380	$357
Foreign currency translation adjustment	(18)	23
Balance as of June 30/December 31	$362	$380

Note 9.	Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

(amounts in thousands)	June 30, 2013	December 31, 2012
	(Unaudited)
Prepaid taxes	$947	$922
Prepaid leases	727	747
Prepayments to suppliers	458	585
Deposits on EGM orders	32	257
Rentals, utilities and other deposits	394	240
Restricted cash	—	163
	$2,558	$2,914

As of June 30, 2013, prepaid leases consisted of land lease prepayments of approximately $227,000 and $500,000 for the casino projects located in the respective Cambodian provinces of Kampot and Pailin.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

(amounts in thousands)	June 30, 2013	December 31, 2012
	(Unaudited)
Payroll and related costs	$203	$1,292
Legal, accounting and tax	274	336
Tax expenses	550	514
Rental expenses	116	—
Other	482	477
	$1,625	$2,619

Payroll and related costs as of December 31, 2012 included accruals related to the Company’s prior operations in Australia of approximately $726,000, which were fully settled during the three-month period ended March 31, 2013.

Note 11.	Other Liabilities

Other liabilities consisted of the following:

(amounts in thousands)	June 30, 2013	December 31, 2012
	(Unaudited)
Other tax liabilities	$604	$555
Provision for long service leave	—	369
Others	134	154
	$738	$1,078

Note 12.	Stock-Based Compensation

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

During the six-month period ended June 30, 2013, stock options for the purchase of 360,000 shares of common stock were granted with a weighted average exercise price of $1.93 and weighted average fair value of $1.18 (2012: $0.76) per share and will vest from six-month and one day to three-year periods. During the six-month period ended June 30, 2013, 50,000 shares of restricted stock awards with a fair value of $1.97 per share were issued. The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of any changes in the assessment of probabilities.

During the six-month period ended June 30, 2013 there was no exercise of outstanding stock options.

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

As of June 30, 2013, stock options for the purchase of 936,864 and 22,500 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of June 30, 2013, there were no outstanding non-plan options to purchase common stock. All previously granted non-plan options had expired by December 31, 2012. The non-plan options were issued to certain employees and non-employees of EGT Entertainment Holding as approved by the Company’s stockholders in September 2007 pursuant to the initial closing of the transactions under the Securities Purchase and Product Participation Agreement dated June 12, 2007 between the Company and EGT Entertainment Holding.

As of June 30, 2013, stock options for the purchase of 2,357,374 shares of common stock were outstanding under the 2008 Plan.

As of June 30, 2013, 2,619,239 stock options were exercisable with a weighted average exercise price of $2.19, a weighted average fair value of $0.83 and an aggregate intrinsic value of approximately $2.0 million. The total fair value of shares vested during the six-month period ended June 30, 2013 was approximately $543,000. The total compensation cost related to unvested shares as of June 30, 2013 was approximately $524,000. The amount is expected to be recognized over 1.93 years.

A summary of all current and expired plans as of June 30, 2013 and changes during the period then ended consisted of the following:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	2,956,738	$2.13	6.13	$2,293
Granted	360,000	1.93	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding as of June 30, 2013	3,316,738	2.11	5.90	2,090
Exercisable as of June 30, 2013	2,619,239	$2.19	5.10	$2,002

Recognition and Measurement

The fair value of each stock-based award to employees and non-employee directors is estimated on the measurement date which generally is the grant date while awards to non-employees are measured at the earlier of the performance commitment date or the service completion date using the Black-Scholes-Merton option-pricing model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimates. The Company estimates the expected life of the award by taking into consideration the vesting period, contractual term, historical exercise data, expected volatility, blackout periods and other relevant factors. Volatility is estimated by evaluating the Company’s historical volatility data. The risk-free interest rate on the measurement date is based on U.S. Treasury constant maturity rates for a period approximating the expected life of the award. The Company historically has not paid dividends and it does not expect to pay dividends in the foreseeable future and, therefore, the expected dividend rate is zero.

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2012	—	$—	—
Granted	50,000	1.97	0.5
Vested (1)	(25,000)	1.97	0.5
Unvested balance as of June 30, 2013	25,000	$1.97	0.5

(1)	Vested shares included 25,000 shares of restricted common stock issued in 2013 for which final vesting is subject to the approval by the Company’s compensation committee.

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the six-month periods ended June 30, 2013 and 2012.

	Six-Month Periods Ended June 30,
	2013		2012
Range of values:	Low	High	Low	High
Expected volatility	73.78%	76.49%	90.32%	127.83%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.70	3.73	9.02
Risk free rate	0.55%	2.45%	0.63%	1.95%

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

Effective January 1, 2010, the Company began sub-leasing office space from Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of the Company’s principal shareholder, EGT Entertainment Holding. This sub-lease expired at the end of March 2013 and, subsequently, the Company moved its principal executive office to the premises of the new Hong Kong Dolphin facilities. The relocation of the Company’s principal executive office serves to minimize costs and improve oversight of its Dolphin operations.

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

Subsequent to its origination, the Facility Agreement was amended three times, mostly recently on May 25, 2010 on which date the Company issued a new note (the “Third Amended Note) to replace the previous terms.  Under the terms of the Third Amended Note, the Company paid total principal and interest of approximately $6.2 million and $143,000, respectively in equal monthly installments to EGT Entertainment Holding for the year ended December 31, 2012. As of December 31, 2012, the notes payable to EGT Entertainment Holding were fully settled.

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2013	2012	2013	2012
EGT Entertainment Holding
Principal and interest payments	$—	$1,588	$—	$3,177

Melco Crown Gaming (Macau) Limited
Trade sales of gaming products	$—	$456	$630	$615

Melco Services Limited
Technical services	$2	$8	$10	$15
Office rental	8	38	48	75

Golden Future (Management Services) Ltd
Management services	$21	$—	$21	$—

Note 14.	Income Taxes

The Company recorded income tax expense of approximately $8,000 and $35,000 and $49,000 and $89,000 for the three-month and six-month periods ended June 30, 2013 and 2012, respectively. The Company’s effective income tax rates were (2.0)% and 7.6% and (7.3)% and 6.4% for the three-month and six-month periods ended June 30, 2013 and 2012, respectively. The Company’s EGT Cambodia and Dreamworld Casino (Pailin) operations are tax exempt, paying a fixed monthly tax rather than a tax on income. The change in effective tax rate was mainly due to an increase in consolidated pre-tax loss.

The fixed obligation tax arrangement is subject to annual renewal and negotiation. Earlier this year, the Company renewed the fixed obligation tax arrangement for both EGT Cambodia and Dreamworld Casino (Pailin) for 2013.

The Company has been subjected to income tax examinations by tax authorities in jurisdictions in which it operates. During the years ended December 31, 2011 and 2012, the United States Internal Revenue Service (the “IRS”) conducted an audit of the Company’s 2008 and 2009 tax returns in the United States. On January 23, 2013, the IRS formally notified the Company that it had completed the review of the examination of the above-mentioned years with no changes to the Company’s tax position.

The Company’s 2008 to 2012 Australian income tax returns could be subject to examination by the Australian Taxation Office. The Company’s 2009 to 2012 Cambodian income tax returns could be subject to examination by the General Department of Taxation. The Company’s 2009 to 2012 Philippines income tax returns could be subject to examination by the Philippines Bureau of Internal Revenue.

Note 15.	Discontinued Operations

From July 2006 until March 2013, the Company conducted the development, manufacture and sale of gaming chips and plaques from its subsidiary, Dolphin Products Pty Limited (“Dolphin Australia”) in Melbourne, Australia. It also conducted the development, manufacture and sale of non-gaming plastic products for a number of industries, including the automotive industry, from the Melbourne facility.

On February 22, 2013, the Company entered into a Share Sale Agreement with the then general manager of the Company’s Dolphin Australia operations, pursuant to which it agreed to sell him the portion of its business dedicated to the non-gaming plastic products, mainly automotive parts. The sale was completed on March 28, 2013. In connection with the sale of non-gaming operations, the Company relocated its gaming products operations, which included gaming chips and plaques, from Melbourne, Australia to Hong Kong. Commercial production in the new facility commenced in May 2013.

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

The purchase price received pursuant to the Share Sale Agreement was AUD350,000. The Company also agreed to assume Dolphin Australia’s liabilities for (i) severance under Australian labor laws for those employees to be terminated by Dolphin Australia as part of the transactions, approximately $750,000, (ii) the lease for the Melbourne facility through the end of its present term expiring in January 2014, net of sub-lease income, approximately $350,000, and (iii) all Dolphin Australia payables, net of receivables, relating to both gaming and non-gaming operations up to March 28, 2013.

The buyer owed the Company $1.1 million for the settlement of working capital related to the sale of the non-gaming Dolphin assets of which approximately $900,000 had been settled as of June 30, 2013.

As part of the sale transaction, the Company also agreed to grant Dolphin Australia a non-transferable, substantially royalty-free license to utilize certain trademarks and patent rights in connection with Dolphin Australia’s manufacture and sale of plastic products for the non-gaming industries.

The following table details selected financial information for the discontinued operations in the consolidated statements of comprehensive income.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2013	2012	2013	2012
(Loss)/income from operations	$—	$(14)	$188	$(5)
Loss on disposal	—	—	(2,442)	—
Other income (1)	99	69	146	151
Income tax benefit (2)	—	—	28	—
Income/(loss) from discontinued operations, net of tax	$99	$55	$(2,080)	$146

(1) Other income represented recognized government grant income from discontinued operations.

(2) Income tax benefit represented a reversal of previously recognized uncertain tax benefits.

Note 16.	Commitments and Contingencies

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

On September 27, 2012, the District Court dismissed Plaintiffs’ Second Amended Complaint in its entirety. On September 28, 2012, the clerk entered a judgment against the Plaintiffs. Accordingly, all claims against the Company and the current and former officers and directors, including the Plaintiffs’ breach of contract claims, were dismissed.

On October 25, 2012, the Plaintiffs filed a Notice of Appeal seeking review by the Second Circuit Court of Appeals of the District Court’s order and judgment dismissing the Second Amended Complaint (the “Appeal”). The parties have filed their respective briefs (the Plaintiffs did not file a reply brief, however) and requested oral argument, but the Second Circuit has not scheduled oral argument or decided whether to grant the parties’ requests for oral argument. The Second Circuit has the ability to affirm or reverse the District Court’s order and judgment in whole or in part, and can decide to reinstate some or all of the claims from Plaintiffs’ Second Amended Complaint.

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

Note 17.	(Loss)/Earnings Per Share

Computation of the basic and diluted (loss)/earnings per share from continuing operations consisted of the following:

	Three-Month Periods Ended June 30,
	2013			2012
(amounts in thousands, except per share data)	Loss	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net (loss)/income attributable to equity shareholders	$(385)	30,025	$(0.01)	$429	29,918	$0.02
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		—			1,411
Diluted
Net (loss)/income attributable to equity shareholders plus assumed conversion	$(385)	30,025	$(0.01)	$429	31,329	$0.02

	Six-Month Periods Ended June 30,
	2013			2012
(amounts in thousands, except per share data)	Loss	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net (loss)/income attributable to equity shareholders	$(714)	30,024	$(0.02)	$1,310	29,909	$0.05
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		—			808
Diluted
Net (loss)/income attributable to equity shareholders plus assumed conversion	$(714)	30,024	$(0.02)	$1,310	30,717	$0.05

(1)	For the three-month and six-month periods ended June 30, 2013, there were no differences in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

Outstanding stock options for 2,166,738 and 952,548 shares of common stock were excluded from the calculation of diluted earnings per share for the three-month periods ended June 30, 2013 and 2012, respectively as their effect would have been anti-dilutive. Outstanding stock options for 2,166,738 and 1,856,921 shares of common stock were excluded from the calculation of diluted earnings per share for the six-month periods ended June 30, 2013 and 2012, respectively as their effect would have been anti-dilutive.

Note 18.	Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Unrealized Actuarial Income	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances, January 1, 2012	$14	$545	$559
Current period other comprehensive income	76	294	370
Balances, December 31, 2012	90	839	929
Current period other comprehensive loss	(28)	(189)	(217)
Balances, June 30, 2013	$62	650	712

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

On March 28, 2013, we sold a portion of our subsidiary, Dolphin Products Pty Limited, business dedicated to the manufacture and sale of non-gaming plastic products, mainly automotive parts. Revenues of these non-gaming products and our gaming chips and plaques were previously consolidated under the reporting segment “Other Products.” After the sale, we renamed “Other Products” as “Gaming Products” and this segment now comprises exclusively our gaming chips and plaques operations. All related historical revenues and expenses from the sold non-gaming assets have been reclassified as discontinued operations.

Overview

We are a gaming company focused on capitalizing on the growth opportunities in emerging gaming markets of Asia. We generate revenue in two principal ways: gaming operations and gaming product sales. Our gaming operations comprise slot operations in Cambodia and the Philippines and the development and operation of regional style casinos and gaming venues under our Dreamworld brand in Indo-China. Our gaming products presently comprise the manufacture and sale of gaming chips and plaques under our Dolphin brand.

During the six-month period ended June 30, 2013, we expanded gaming operations with the opening of a new property, Dreamworld Club (Poipet). In addition, we completed plans to restructure our legacy businesses with the divestiture of a low-margin, non-gaming business and relocation and repositioning of the gaming products division.

Our consolidated revenue for the three-month and six-month periods ended June 30, 2013 was approximately $5.8 million and $12.5 million, of which revenue from the gaming operations and gaming products segments comprised 97% and 3% and 87% and 13%, respectively, of consolidated revenue. This compares to consolidated revenue of approximately $6.2 million and $11.7 million for the three-month and six-month periods ended June 30, 2012, of which revenue from the gaming operations and gaming products segments comprised 84% and 16% and 87% and 13%, respectively, of consolidated revenue.

We have developed our business model with the goal of creating growth potential and the ability to generate quality recurring cash flow. We believe that this model combined with our established presence and strong relationships in our markets provide us a solid foundation from which to capitalize on the growth opportunities in our target markets in Asia. We seek to improve revenue by making our gaming properties quality leaders in their markets by providing our customers with their favorite games, superior customer service and attractive and comfortable surroundings. We seek to increase and expand our diversified revenue streams through our gaming products division. We seek to improve margins by focusing on operational efficiency and cost control. Our long-term strategy includes responsible investment in improving and maintaining our existing operations and selectively securing new projects that will serve to enhance our presence and build deeper brand equity in the Dreamworld name in our markets. We intend to implement these strategies in ways that we believe will benefit our shareholders.

Slot Operations

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

For certain of our slot contracts, such as with NagaWorld Resorts, Sokha Hotels and Resorts (“Sokha”) and Dreamworld Club (Poipet) in Cambodia, we also function as a manager of the EGM operations. In these venues, we either jointly manage with the relevant casino owner, as is the case with NagaWorld Resorts and Sokha, or exclusively manage, as is the case with Dreamworld Club (Poipet), the slot floor operations and design marketing programs and slot promotions for our designated gaming spaces. We also hire, train and manage the floor staff and set high expectations on the level of customer service.

As of June 30, 2013, our slot operations were located in two countries, Cambodia and the Philippines, and totaled 1,632 EGM seats in operation in a total of six venues. In Cambodia, we had a total of 1,062 EGM seats in operation in three venues. In the Philippines, we had a total of 570 EGM seats in operation in three venues. Due to our ongoing efforts to improve the returns for slot operations, we seek to selectively add new venues and refine existing operations to focus on those venues with the greatest potential.

In Cambodia, our slot operations largely focus on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918). NagaWorld is a premier luxury destination gaming resort and the only licensed full service casino in a designated area around the capital city of Phnom Penh. In December 2008, we established a relationship with NagaCorp to place EGMs on a revenue sharing or participation basis at NagaWorld and jointly operate those EGMs with them. Due to our successful performance, we subsequently amended our contract and expanded our relationship with NagaWorld and increased our EGM seats under contract in NagaWorld to 670. Our slot operations in NagaWorld are a primary contributor to our slot revenue and cash flow.

Our current operations in NagaWorld are governed under the Machines Operation and Participation Consolidation Agreement dated December 31, 2009, which was subsequently amended on May 25, 2010. Under the terms of these agreements, we and NagaWorld control the operation of a total of 670 of our EGMs, including floor staff and respective audit rights. We and NagaWorld split the win per unit per day from all the 670 EGMs and certain operating costs related to marketing and floor staff on a respective basis of 25%/75%. Win per unit per day from all the 670 EGMs are settled and our share is distributed daily to us. The contract term is six years commencing from March 1, 2010.

Our slot operations in Cambodia also include Thansur Bokor Highland Resort, a casino resort developed by leading Cambodian hotelier, Sokha, in a tourist area of the Kampot Province. The resort officially opened in May 2012, however, portions of the initial phase of the property including the entertainment complex were not completed until early 2013. To-date, we have placed approximately 200 EGMs in this venue. Under the terms of the agreement, we have the ability to place up to 250 EGM seats and jointly manage these slot operations in the resort. We and Sokha split the gross win and certain operating expenses for the placed EGMs on a respective basis of 27/73%. The contract duration is five years commencing from May 2012. This project expanded our gaming operations in the Indo-China region with a prominent partner with multiple hotel and resort properties in Cambodia.

Our most recent slot operations project in Cambodia is Dreamworld Club (Poipet). Unlike our other slot operations, we solely developed and operate this property. Dreamworld Club (Poipet) is a standalone slot hall with approximately 300 EGM seats, which we developed as an extension of the existing casino owned by a local company. It is prominently located in the established gaming market of Poipet in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand border. Dreamworld Club (Poipet) soft opened on March 28, 2013 and the official grand opening was held on May 9, 2013.

Dreamworld Club (Poipet) operates under a machine operation and participation agreement with a local partner that owns and operates an existing casino in Poipet. Under the terms of the agreement, the local partner allocated part of its land with an area of approximately 16,000 square feet to us to develop and construct, at our own design, budget and cost, the slot venue. We and the local partner split the win per unit per day from all the EGMs placed by us at Dreamworld Club (Poipet) and certain operating costs related to marketing and floor staff on a respective basis of 40%/60%. The initial project term is five years beginning from the commercial launch of the slot hall in 2013 with an option to renew for an additional five years subject to the achievement of certain financial milestones during the initial five-year period.

Total capital expenditures for Dreamworld Club (Poipet), which principally included the development and construction of the facility and gaming equipment, were approximately $7.5 million, including approximately $5.0 million to source top-of-the-line EGMs. We are responsible for all capital expenditures for Dreamworld Club (Poipet) and those expenditures have been funded through our internal cash resources.

In the Philippines, our slot operations comprise three venues in the greater Manila area. For these three venues, our share of the net win per unit per day ranges from 15% to 35%. The typical initial term for these contracts is five years with renewal options. The strong Philippine economy, the interest of the government to expand gaming in the country and close geographic proximity to major markets in Asia, among other reasons, has led to increased development of major casinos in the market. While this results in increasing competition for our venues in this market, we believe we have a solid customer base as our venues there tend to attract locals in their respective areas. We remain focused on enhancing returns on these assets through efforts to implement, with the support of our venue owner partners, targeted marketing programs to maintain and expand our local customer base and to strategically manage the machine mix in our contracted venues. Also, we proactively solicit feedback from our customers on such matters as gaming offerings, customer service, entertainment and atmosphere and, with the support of our venue owner partners, seek to make improvements where possible to address customer preferences and strengthen their loyalty.

In addition, we continue to selectively pursue additional slot operations projects in our target markets. Total company-wide EGM placements can fluctuate due to our strategic efforts to optimize average daily net wins. In the event that the EGM performance at a contracted venue does not meet our original expectations, and to the extent permitted under the terms of the relevant contracts, we may discuss with the venue owner withdrawing all or a portion of our EGMs from such venue for future redeployment in new or existing venues with better performance prospects.

Casino Operations

Our casino operations presently comprise one property, Dreamworld Casino (Pailin), which is located in the Pailin Province of Northwestern Cambodia next to the Thailand border. The casino opened in May 2012 and presently houses 26 table games and 58 EGM seats.

In an effort to improve earnings performance, we intend to refocus Dreamworld Casino (Pailin)’s operations in an effort to better capitalize on existing market conditions and allow for a substantial reduction in operating expenses.

The new strategy entails a shift in the primary focus to the VIP market and a decrease in emphasis on high-cost, mass market tour groups. This is intended to significantly reduce operating costs while increasing the dollar level of play. With this shift in focus, we intend to reduce the total number of tables in operation from 26 to approximately 16 and expand and improve our junket program. We launched our new junket operations during the three-month period ended June 30, 2013 and presently have five promoters in the program.

In place of the removed tables, we plan to add semi-live electronic gaming tables with approximately 30 seats, which are intended to appeal to individual players visiting the market. With our strong relationships with gaming suppliers, we intend to obtain these machines on a revenue sharing basis resulting in minimal capital investment to us. We expect these changes will be complete within the next several months.

Dreamworld Casino (Pailin) is constructed on land leased from a local land owner and in consideration the land owner is entitled to receive a fair monthly rental fee and 20% of the profit before depreciation (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the casino’s revenue). The initial lease term is 20 years, commencing in September 2011 and is subject to renewal by the parties in writing.

The initial phase of Dreamworld Casino (Pailin) measures approximately 16,000 square feet. The local partner also owns property adjacent to Dreamworld Casino (Pailin) measuring nearly 250,000 square feet. We have an option to lease this adjacent property at a future date and use it to develop additional phases of the Dreamworld Casino (Pailin). Such additional phases would be intended to include expanded casino operations and complementary facilities such as hotel rooms, a spa and other entertainment amenities.

Total capital expenditures for the initial phase of Dreamworld Casino (Pailin) were approximately $2.5 million, which was paid solely by us from our internal cash resources.

In addition to Dreamworld Casino (Pailin), we have another casino development project in the pipeline, Dreamworld Casino (Kampot). In partnership with a local land owner, we intend to develop a small casino in the Kampot Province of Southwestern Cambodia near the Vietnam border on land owned by the local partner. Depending on demand and the availability of capital, there is the potential to add, at a future date, additional casino floor space and equipment as well as complementary facilities such as hotel rooms, a spa and other entertainment amenities.

The local partner will lease to us the land for a period of 25 years for an annual fee of $1. We will provide funding for all development, construction and pre-opening costs for the Dreamworld Casino (Kampot) and all necessary gaming equipment. We and the local partner will split Dreamworld Casino (Kampot)’s net revenue (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the casino’s revenue) on a respective basis of 60%/40%. Total capital expenditures for the initial phase of Dreamworld Casino (Kampot) are projected to be approximately $1.2 million as the EGMs will be sourced from existing inventory.

The development timeline for Dreamworld Casino (Kampot) is presently under review. We may defer construction of this project until the market has demonstrated a more developed player base and previously planned infrastructure improvements in the area are in place.

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

We continue to selectively pursue additional casino development projects that will enable us to expand our market presence and increase brand equity in our Dreamworld name in the Indo-China region. We seek markets that offer an established player base and projects that would provide meaningful scale to our operations. While there is no guarantee we will be successful in signing new projects, we aim to secure projects that will add meaningful scale to our gaming operations and provide the opportunity for higher net returns.

Gaming Products

During the six-month period ended June 30, 2013, we successfully completed our plans to restructure our legacy operations. On March 28, 2013, we completed the sale of the non-gaming manufacturing portion of the operations in a management-led buyout for total consideration of AUD350,000. In connection with the sale, in March 2013, we commenced the relocation of our manufacturing facilities for the gaming products portion of the business, namely gaming chips and plaques, to Hong Kong from Australia. Commercial operation of the new Hong Kong facility, which is also the new home of our corporate headquarters, began in May 2013.

These actions not only enabled us to exit a non-core, low-margin business but also provide the opportunity to enhance the profitability of our gaming products division through lower cost labor, elimination of redundant support functions, further automation and improved R&D capabilities, as well as to better penetrate and service the growing Asian gaming markets. In addition, it improves our ability to expand our product mix to include other gaming products, which could add incremental revenue streams and further enhance our competitive positioning.

We recorded one-time cash costs associated with the sale and relocation, which included severance and relocation charges, of approximately $1.3 million in the three-month period ended March 31, 2013. All incurred costs associated with the relocation have been funded from our available working capital.

With a quality product line, streamlined operating structure, solid existing customer base and high-security production facilities in close proximity to the growing Asian gaming markets, we believe that we have all the right and necessary elements to best serve our target markets and are poised to benefit from the major casino development anticipated over the next several years in Asia. While we anticipate continued uneven order flow on a quarter to quarter basis, our efforts are expected to result in improved recurring revenue and earnings growth potential for these operations.

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

The following is a schedule summarizing operating results on a consolidated basis and separately by each of our two operating segments, gaming operations and gaming products, for the three-month and six-month periods ended June 30, 2013 and 2012.

On February 22, 2013, we entered into a share sale agreement pursuant to which we agreed to sell the portion of our subsidiary, Dolphin Products Pty Limited (“Dolphin Australia”), business dedicated to the manufacture and sale of non-gaming plastic products, mainly automotive parts. The sale closed on March 28, 2013. All historical revenues and expenses associated with our non-gaming plastic products operations for the periods ended June 30, 2013 and 2012 have been reclassified as discontinued operations.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands, except per share data)	2013	2012	2013	2012
Total:
Revenues	$5,847	$6,176	$12,548	$11,663
Gross profit	$1,629	$2,558	$3,248	$5,314
Gross margin percentage	28%	41%	26%	46%
Adjusted EBITDA from continuing operations(1)	$1,886	$2,763	$3,747	$5,826
Operating (loss)/income from continuing operations	$(91)	$435	$(486)	$1,222
Net (loss)/income from continuing operations	$(385)	$429	$(714)	$1,310
Net (loss)/income	$(286)	$484	$(2,794)	$1,456

Basic and diluted (loss)/earnings per share from continuing operations	$(0.01)	$0.02	$(0.02)	$0.05

Weighted average common shares outstanding
Basic	30,025	29,918	30,024	29,909
Diluted	30,025	31,329	30,024	30,717

Gaming operations:
Revenues	$5,685	$5,198	$10,959	$10,154
Gross profit	$2,013	$2,390	$3,700	$5,035
Gross margin percentage	35%	46%	34%	50%

Gaming products:
Revenues	$162	$978	$1,589	$1,509
Gross (loss)/profit	$(384)	$168	$(452)	$279
Gross margin percentage	NM	17%	NM	18%

(1)	“Adjusted EBITDA” is net (loss)/income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income/(loss), Adjusted EBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Our calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of EBITDA from continuing operations, as adjusted, to the net (loss)/income from continuing operations is provided below.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2013	2012	2013	2012
Net (loss)/income from continuing operations— GAAP	$(385)	$429	$(714)	$1,310
Interest expense	1	36	5	89
Interest income	—	(14)	(4)	(26)
Income tax expenses	8	35	49	89
Depreciation and amortization	2,064	1,936	3,966	3,770
Stock-based compensation expenses	198	287	445	552
Impairment of assets	—	71	—	71
Gain on dispositions	—	(17)	—	(29)
EBITDA from continuing operations, as adjusted	$1,886	$2,763	$3,747	$5,826

Total revenue decreased approximately $329,000 to $5.8 million for the three-month period ended June 30, 2013 compared to approximately $6.2 million in the same period of the prior year. The decrease was due to lower revenue from the gaming products division partially offset by higher revenue from the gaming operations division. Revenue from gaming products decreased as a result of a shortened production period due to the strategic relocation of the manufacturing facilities from Australia to Hong Kong, which commenced in March 2013 and was completed in May 2013, and the initial set up of the new facility. Revenue from gaming operations increased primarily as a result of increased revenue from Dreamworld Casino (Pailin), which opened in May 2012, and incremental revenue from Dreamworld Club (Poipet), which officially opened in May 2013, partially offset by a decline in Philippines slot operations revenue.

Gross profit decreased approximately $929,000 to $1.6 million for the three-month period ended June 30, 2013 compared to approximately $2.6 million in the same period of the prior year. The decrease was primarily due to: the gaming products division, which had lower production volumes which lowered the utilization and cost absorption of the facilities and high non-recurring costs of approximately $166,000, mainly as a result of the relocation and initial set up for the new manufacturing facilities in Hong Kong; and lower slot operations revenue in the Philippines.

Operating loss from continuing operations increased approximately $526,000 to a loss of $91,000 for the three-month period ended June 30, 2013 compared to operating income from continuing operations of approximately $435,000 in the same period of the prior year primarily due to the lower gross profit explained above partially offset by lower operating expenses.

Net loss from continuing operations increased approximately $814,000 to a loss of $385,000 compared to net income from continuing operations of approximately $429,000 in the same period of the prior year primarily as a result of the operating loss explained above and foreign currency losses, which were approximately $292,000 compared to gains of approximately $25,000 in the prior year period. Net loss increased approximately $770,000 to a loss of $286,000 compared to net income of approximately $484,000 in the same period of the prior year. The net loss for the three-month period ended June 30, 2013 included approximately $99,000 in net income from discontinued operations compared to approximately $55,000 in the prior year period.

Total revenue increased approximately $885,000 to $12.5 million for the six-month period ended June 30, 2013 compared to approximately $11.7 million in the same period of the prior year due to revenue increases in both operating divisions. Revenue from gaming operations increased primarily as a result of increased revenue from Dreamworld Casino (Pailin) partially offset by lower revenue from slot operations (described in greater detail below). Revenue from gaming products increased as a result of increased orders from existing gaming chips and plaques customers.

Gross profit decreased approximately $2.1 million to $3.2 million for the six-month period ended June 30, 2013 compared to approximately $5.3 million in the same period of the prior year. The decrease was primarily a result of: the gaming products division for the same reasons stated above and higher labor costs in Australia prior to the relocation of the manufacturing facilities (described in greater detail below); lower slot operations revenue from NagaWorld and the Philippines (described in greater detail below); and a higher gross margin loss for the casino operations given Dreamworld Casino (Pailin) operated for the full six-month period in 2013 compared to a less than two-month period for the same period in 2012.

Operating loss from continuing operations increased approximately $1.7 million to a loss of $486,000 for the six-month period ended June 30, 2013 compared to operating income from continuing operations of approximately $1.2 million in the same period of the prior year. The increase in operating loss from continuing operations was primarily a result of the lower gross profit explained above partially offset by a decrease in operating expenses.

Net loss from continuing operations increased approximately $2.0 million to a loss of $714,000 for the six-month period ended June 30, 2013 compared to net income from continuing operations of approximately $1.3 million in the same period of the prior year. The increase in net loss from continuing operations was primarily a result of the operating loss explained above and foreign currency losses of approximately $188,000 compared to gains of approximately $214,000 in the prior year period. Net loss increased approximately $4.3 million to a loss of $2.8 million for the six-month period ended June 30, 2013 compared to net income of approximately $1.5 million in the same period of the prior year. The net loss for the six-month period ended June 30, 2013 included a net loss from discontinued operations of approximately $2.1 million compared to net income from discontinued operations of approximately $146,000 in the prior year period.

Gaming Operations

Revenues from gaming operations consisted of slot and casino development operations as detailed below.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands, except per unit data)	2013	2012	2013	2012
Net revenue to the Company
Cambodia slot operations(1)	$3,975	$3,979	$7,218	$7,871
Philippines slot operations	803	1,006	1,740	2,070
Net revenue from slot operations	4,778	4,985	8,958	9,941
Dreamworld Casino (Pailin)	907	213	2,001	213
Consolidated total	$5,685	$5,198	$10,959	$10,154

Slot operations average net win/unit/ day(2)
Cambodia slot operations	$169	$215	$172	$226
Philippines slot operations	$74	$72	$80	$73
Consolidated total	$135	$147	$137	$150

	June 30,
	2013	2012
EGM seats in operation
Cambodia slot operations(1)	1,062	818
Philippines slot operations	570	623
EGM seats in slot operations	1,632	1,441
Dreamworld Casino (Pailin)	58	50
Consolidated total	1,690	1,491

(1)	Includes Dreamworld Club (Poipet), which operates under a machine operation and participation agreement. Dreamworld Club (Poipet) soft opened on March 28, 2013 and the grand opening was on May 9, 2013.

(2)	Average net win figures (“WUD”) exclude EGM seats in operation during venue soft launch opening periods, if applicable, and apply revenue recognized on a cash basis in the calculation of WUD for venues for which revenues are recognized on a cash basis. During the three-month and six-month periods ended June 30, 2013, one venue in Cambodia operated during a soft launch. Had these seats been included in the WUD calculations, WUD for the above-mentioned 2013 periods would have been $157 and $165 for Cambodia and $129 and $133 for consolidated WUD, respectively. During the three-month and six-month periods ended June 30, 2012, one venue in Cambodia operated during a soft launch and one venue in the Philippines recognized revenue on a cash basis. There was no material difference to average WUD figures for the above-mentioned 2012 periods had these seats been included in the WUD calculations.

Revenue from gaming operations during the three-month period ended June 30, 2013 increased approximately $487,000 to $5.7 million compared to approximately $5.2 million in the same period of the prior year. The increase was primarily a result of incremental revenue from Dreamworld Casino (Pailin), which opened in May 2012, and incremental revenue for Dreamworld Club (Poipet), which officially opened in May 2013. The increase was partially offset by a decrease in revenue from the Philippines slot operations.

Gross profit from gaming operations decreased approximately $377,000 to $2.0 million for the three-month period ended June 30, 2013 compared to approximately $2.4 million in the same period of the prior year primarily due to lower revenue from the Philippines slot operations and incremental operating expenses for Dreamworld Club (Poipet) for the three-month period ended June 30, 2013. Cost of gaming operations for the three-month period ended June 30, 2013 included approximately $1.3 million of depreciation on gaming equipment, $617,000 amortization of casino contracts, $63,000 amortization of other gaming related intangibles and $1.7 million of other operating costs, which included casino operations expenses.

Revenue from gaming operations increased approximately $805,000 to $11.0 million for the six-month period ended June 30, 2013 compared to approximately $10.2 million in the same period of the prior year. The increase in revenue was primarily a result of incremental revenue from Dreamworld Casino (Pailin) partially offset by lower slot operations revenue. The decrease in slot operations revenue was primarily due to: lower average net win per machine from our operations in NagaWorld as a result of a weak performance in February 2013 due to an observed week-long official mourning period for the deceased former King of Cambodia at the beginning of the month and the several-day strike by NagaWorld workers at the end of the month; and lower Philippines slot operations revenue due to the lower installed machine base, higher jackpot payouts and increasing competition.

Gross profit from gaming operations decreased approximately $1.3 million to $3.7 million for the six-month period ended June 30, 2013 compared to approximately $5.0 million in the same period of the prior year primarily due to lower revenue for the slot operations and a higher gross margin loss for the casino operations given Dreamworld Casino (Pailin) operated for the full six-month period in 2013 compared to a less than two-month period for the same period in 2012. Cost of gaming operations for the six-month period ended June 30, 2013 included approximately $2.4 million of depreciation on gaming equipment, $1.2 million of amortization of casino contracts, $126,000 of amortization of other gaming related intangibles and $3.5 million of other operating costs, which include casino operations expenses.

As of June 30, 2013, we had a total of 2,019 EGM seats of which 329 were held in inventory and 1,690 were in operation. Of the 1,690 EGM seats in operation, 1,120 were in four venues in Cambodia (including Dreamworld Casino (Pailin) and Dreamworld Club (Poipet)) and 570 were in three venues in the Philippines.

	June 30, 2013		December 31, 2012
(amounts in thousands, except per unit data)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1) (2)	1,690	$9,255	1,457	$5,377
EGMs and systems held for future use	329	619	455	4,347
Total EGMs and systems	2,019	$9,874	1,912	$9,724

(1)	EGMs and systems used in operations as of June 30, 2013 and December 31, 2012 included 22 and 12 EGM seats, respectively, which were in operation on a trial basis subject to achieving certain performance objectives prior to acceptance and, as a result, their carrying values were not included.

(2)	Includes both slot operations and Dreamworld Casino (Pailin).

Due to our ongoing efforts to improve the returns on our slot operations, we seek to refine the existing operating machine base to focus on those venues with the greatest potential and selectively add new venues. In March 2013, we soft opened Dreamworld Club (Poipet) in Cambodia with 166 EGM seats. This venue officially opened in May 2013 with approximately 300 EGM seats. In March 2012, we soft opened Thansur Bokor in Cambodia with 87 EGM seats. This venue officially opened in May 2012 with approximately 200 EGM seats. During the period from May to July 2012, we terminated three contracts, one in Cambodia and two in the Philippines, with a combined total of 273 EGMs seats as these venues were not performing up to our expectations.

Revenue from the Cambodia slot operations for the three-month period ended June 30, 2013 was $4.0 million, essentially unchanged with the same period in the prior year. Average net win per machine decreased $46 to $169 for the three-month period ended June 30, 2013 compared to $215 in the same period of the prior year. The decline in average net win per machine was primarily due to the addition of EGMs in Dreamworld Club (Poipet), which officially opened in May 2013 and Thansur Bokor, which officially opened in May 2012, in the WUD calculation as these venues have relatively lower average net win per machine. Revenue from these operations decreased approximately $653,000 to $7.2 million for the six-month period ended June 30, 2013 compared to approximately $7.9 million in the same period of the prior year. Average net win per machine decreased $54 to $172 for the six-month period ended June 30, 2013 compared to $226 in the same period of the prior year. The decline in average net win per machine was primarily due to the reasons stated above and lower average net win per machine for our operations in NagaWorld during the three-month period ended March 31, 2013 (as more fully described below).

Revenue from our slot operations in NagaWorld for the three-month period ended June 30, 2013 was $3.7 million, essentially unchanged with the same period in the prior year. Average net win per machine for these operations decreased $2 to $256 for the three-month period ended June 30, 2013 compared to $258 in the same period of the prior year. Revenue from our slot operations in NagaWorld decreased approximately $783,000 to $6.8 million for the six-month period ended June 30, 2013 compared to approximately $7.6 million for the same period of the prior year. Average net win per machine for these operations decreased $22 to $237 for the six-month period ended June 30, 2013 compared to $259 in the same period of the prior year. The decline in revenue and average net win per machine for these operations for the six-month period ended June 30, 2103 was primarily a result of reduced player traffic in February 2013 due to an observed, week-long official mourning period for the deceased former King of Cambodia in the beginning of the month and a several-day strike by NagaWorld workers at the end of the month. While normal fluctuation occurs, with prominent ground floor locations, quality product and customer service, and proactive marketing, we believe we are well positioned to maintain strong overall performance from these operations.

We continue to seek means to improve our slot operations performance in Thansur Bokor Highland Resort. This resort officially opened in May 2012, however, certain aspects of the initial phase of the property, such as the entertainment complex, were not completed until early 2013. Due to our minimal operating costs at the venue, our operations in Thansur Bokor have been a positive contributor to consolidated adjusted EBITDA for the three-month and six-month periods ended June 30, 2013.

We held the grand opening for Dreamworld Club (Poipet) on May 9, 2013. These operations are in an early ramp-up stage and revenues have not yet normalized. In July 2013, we made solid improvement in Dreamworld Club (Poipet)’s operating performance and these operations achieved positive EBITDA. We continue to refine and expand our marketing programs and have begun building a meaningful and growing quality player base.

For the three-month period ended June 30, 2013, revenue from the slot operations in the Philippines decreased approximately $203,000 to $803,000 compared to $1.0 million in the same period of the prior year, while average net win per machine for these operations improved $2 to $74 compared to $72 in the prior year period mainly due to the lower installed base with better performing machines. For the six-month period ended June 30, 2013, revenue from these operations decreased approximately $330,000 to $1.7 million compared to approximately $2.1 million in the same period of the prior year, while average net win per machine improved $7 to $80 compared to $73 in the same period of the prior year for the same reasons as stated above.

We continue our efforts to improve overall returns for our operations in the Philippines. These efforts include: implementing, with the support of our venue owner partners, targeted marketing programs and proactive machine mix management. With increasing competition from the development of major integrated casino resorts in Manila, we are focused on improving player loyalty through marketing programs and providing a wide range of preferred gaming machines and superior services to the local customer bases.

Dreamworld Casino (Pailin), which opened in May 2012, contributed approximately $907,000 to gaming operations revenue for the three-month period ended June 30, 2013, down from $1.1 million for the three-month period ended March 31, 2013. The decline was due to decreased player traffic levels during the quarter. Operating costs for Dreamworld Casino (Pailin) were approximately $1.2 million during the three-month period ended June 30, 2013, down from $1.3 million in the prior sequential quarter. The decline was due to lower levels of quality player traffic and cost reduction initiatives.

We are focused on improving the financial performance of Dreamworld Casino (Pailin). After thorough analysis of the operating results and market trends, we have formulated a new operating plan we believe will better capitalize on market conditions and substantially reduce operating expenses. The new strategy entails a shift in primary focus to the VIP market and expanding and improving the junket program. We intend to reduce the total number of tables in operation from 26 to approximately 16. In place of the removed tables, we plan to add semi-live electronic gaming tables with approximately 30 seats, which are intended to appeal to individual players visiting the market. With our strong relationships with gaming suppliers, we intend to obtain these machines on a revenue sharing basis resulting in minimal capital investment. We expect these changes will be completed within the next several months.

Gaming Products

Gaming products revenue, which consisted of gaming chips and plaques sales, decreased approximately $816,000 to $162,000 for the three-month period ended June 30, 2013 compared to approximately $978,000 in the same period of the prior year. The decrease was mainly a result of lower production levels due to the strategic relocation of the manufacturing facilities from Australia to Hong Kong and the initial set up at the new location. The relocation of equipment commenced in March 2013 and was completed in May 2013.

Gross margin loss on gaming products increased approximately $552,000 to $384,000 for the three-month period ended June 30, 2013 compared to gross profit of approximately $168,000 in the same period of the prior year. The increase in gross margin loss was mainly due to the relocation and set up of the manufacturing facilities, which resulted in lower production volumes and utilization and cost absorption of the facilities and high non-recurring costs of approximately $166,000, including consultants, personnel training and manning costs associated with trial runs and equipment installation, for the three-month period ended June 30, 2013.

Gaming products revenue increased approximately $80,000 to $1.6 million for the six-month period ended June 30, 2013 compared to approximately $1.5 million in the same period of the prior year mainly as a result of higher reorders from existing customers.

Gross margin loss on gaming products increased approximately $731,000 to a loss of $452,000 for the six-month period ended June 30, 2013 compared to gross profit of approximately $279,000 in the same period of the prior year. The increase in gross margin loss was mainly due to the reasons stated above and higher labor costs in the three-month period ended March 31, 2013 as a result of increased overtime by the Australian workers due to the expedited fulfillment of orders ahead of the relocation of the plant and absenteeism following the announcement of the relocation of the gaming products business.

Operating Expenses

The schedule of expenses on a consolidated basis consisted of the following:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2013	2012	2013	2012
Selling, general and administrative (1)	$1,440	$1,637	$3,057	$3,222
Stock-based compensation expenses	198	287	445	552
Product development expenses	35	86	155	186
Gain on dispositions	—	(17)	—	(29)
Depreciation and amortization	47	59	77	90
Impairment of assets	—	71	—	71
	$1,720	$2,123	$3,734	$4,092

(1)	Includes cash selling, general and administrative expenses and excludes non-cash selling, general and administrative expenses such as the stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $197,000 to $1.4 million for the three-month period ended June 30, 2013 compared to $1.6 million in the same period of the prior year. For the three-month period ended June 30, 2013, consulting, accounting, travel and entertainment expenses decreased approximately $125,000 mainly as a result of lower fees for new and completed projects and decreased traveling required in relation to the new gaming projects. Legal, investor relations, utilities, printing and other expenses decreased approximately $120,000 primarily due to fewer gaming projects and various cost reduction initiatives. Sales commission decreased approximately $50,000 primarily due to lower gaming products sales. These decreases were partially offset by increases in salaries and wages, insurance, rent, and other expenses, which increased approximately $98,000 primarily due to the increased scale of operations and headcount for the gaming operations and gaming products divisions.

Selling, general and administrative expenses decreased approximately $165,000 to $3.1 million for the six-month period ended June 30, 2013 compared to $3.2 million in the same period of the prior year. For the six-month period ended June 30, 2013, consulting, accounting, travel and entertainment expenses decreased approximately $186,000 mainly as a result of lower fees for new and completed projects and decreased traveling required in relation to the new gaming projects. Legal, investor relations, salaries and wages, utilities, printing and other expenses decreased approximately $196,000 primarily due to fewer gaming projects and various cost reduction initiatives. These decreases were partially offset by increases in insurance, rent, and other expenses, which increased approximately $217,000 primarily due to increased scale of operations and headcount for the gaming operations and gaming products divisions.

Stock-Based Compensation Expense

Stock-based compensation expense decreased approximately $89,000 to $198,000 for the three-month period ended June 30, 2013 compared to $287,000 in the prior year period primarily due to a decrease in fair value of stock prices during the three-month period ended June 30, 2013 as compared to the prior year period.

Stock-based compensation expense decreased approximately $107,000 to $445,000 for the six-month period ended June 30, 2013 compared to $552,000 in the same period of the prior year primarily due to the same reason stated above.

Gain on Disposition of Assets

There was no disposition of assets for the three-month period ended June 30, 2013. Gain on disposition of assets was $17,000 for the three-month period ended June 30, 2012, which related to the sale of non-performing EGMs and systems during the period.

There was no disposition of assets for the six-month period ended June 30, 2013. Gain on disposition of assets was $29,000 in the same period of the prior year primarily due to the same reason as stated above.

Product Development Expenses

Product development expenses decreased approximately $51,000 to $35,000 for the three-month period ended June 30, 2013 compared to $86,000 in the prior year period primarily due to lower development activities during the relocation on the gaming products manufacturing facilities.

Product development expenses decreased approximately $31,000 to $155,000 for the six-month period ended June 30, 2013 compared to approximately $186,000 in the same period of the prior year for the same reason as stated above.

Depreciation and Amortization Expenses

Total depreciation and amortization expenses decreased approximately $12,000 to $47,000 for the three-month period ended June 30, 2013 compared to approximately $59,000 in the prior year period primarily as a result of an increase in fully depreciated fixed assets for gaming operations.

Total depreciation and amortization expenses decreased by approximately $13,000 to $77,000 for the six-month period ended June 30, 2013 compared to approximately $90,000 in the same period of the prior year for the same reason as stated above.

Impairment of Assets

There were no impairment of assets for the three-month and six-month periods ended June 30, 2013 compared to $71,000 in the same periods of the prior year primarily as a result of the impairment of non-redeployable EGMs related to the closure of non-performing venues during the three-month period ended June 30, 2012.

Other Income/(Expenses)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2013	2012	2013	2012
Interest expense and finance fees	$(1)	$(36)	$(5)	$(89)
Interest income	—	14	4	26
Foreign currency (losses)/gains	(292)	25	(188)	214
Other	7	26	10	26
Total	$(286)	$29	$(179)	$177

Interest Expense and Finance Fees

Interest expense and finance fees decreased approximately $35,000 to $1,000 for the three-month period ended June 30, 2013 compared to approximately $36,000 in the same period of the prior year primarily due to the full repayment of notes payable to a related party in December 2012.

Interest expense and finance fees decreased approximately $84,000 to $5,000 for the six-month period ended June 30, 2013 compared to approximately $89,000 in the same period of the prior year for the same reason as stated above.

Interest Income

Interest income decreased approximately $14,000 to $NIL for the three-month period ended June 30, 2013 compared to approximately $14,000 in the same period of the prior year primarily as a result of lower bank balances.

Interest income decreased approximately $22,000 to $4,000 for the six-month period ended June 30, 2013 compared to approximately $26,000 in the same period of the prior year for the same reason as stated above.

Foreign Currency Transactions

Foreign currency losses increased approximately $317,000 to $292,000 for the three-month period ended June 30, 2013 compared to gains of approximately $25,000 for the same period in the prior year. The increase was primarily due to the comparatively higher percentage appreciation in the value of U.S. dollar denominated payables from the Philippines operations, whose functional currency is the Philippine peso. In addition, the U.S. dollar appreciated during the three-month period ended June 30, 2013 compared to: the Australian dollar, which resulted in an exchange loss from other receivables settlement associated with the sale of the non-gaming Dolphin Australia assets, whose functional currency is the Australian dollar; and the Thai baht, which resulted in an exchange loss for the Cambodia operations’ baht cage holdings.

Foreign currency losses increased approximately $402,000 to $188,000 for the six-month period ended June 30, 2013 compared to gains of approximately $214,000 for the same period in the prior year for the same reasons as stated above.

Other

Other income decreased approximately $19,000 to $7,000 for the three-month period ended June 30, 2013 compared to $26,000 in the prior year period primarily due to miscellaneous income received by Australia operations in the three-month period ended June 30, 2012.

Other income decreased approximately $16,000 to $10,000 for the six-month period ended June 30, 2013 compared to approximately $26,000 in the prior year period primarily due to the same reason as stated above.

Income Tax Provisions

Effective tax rates were approximately (2.0)% and 7.6% and (7.3)% and 6.4% for the three-month and six-month periods ended June 30, 2013 and 2012, respectively. We continue to review the treatment of tax losses and future income generated by foreign subsidiaries to minimize taxation costs.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2013	2012	2013	2012
Income tax provisions	$8	$35	$49	$89

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2013, we had total cash and cash equivalents of approximately $4.8 million and working capital of approximately $4.5 million. Our cash and working capital during the six-month period ended June 30, 2013 was positively impacted by the cash received from slot operations but was negatively impacted by expenses associated with casino and gaming development projects, including the construction and opening of Dreamworld Club (Poipet), the purchase of EGMs for gaming operations and the relocation of Dolphin gaming chips and plaques operations from Australia to Hong Kong.

Total capital expenditure for Dreamworld Club (Poipet), which principally included the development and construction of the facility and approximately $5.0 million for gaming equipment, totaled approximately $7.5 million. Of the $7.5 million total expenditure for Dreamworld Club (Poipet), we incurred approximately $7.1 million as of June 30, 2013.

As part of our growth strategy for gaming operations, we expect to purchase EGMs to supplement existing inventory and source future targeted deployment plans. Our current casino and gaming development plans for the remainder of 2013 include the refocusing of the Dreamworld Casino (Pailin) operations.

As part of our growth strategy for gaming products, we intend to incur costs related to enhancing production efficiencies for these operations. Our current plans for the remainder of 2013 include the purchase of new equipment that provides for increased production capacity and automation.

We also continue to pursue other new gaming projects, however, there is no guarantee we will successfully secure any of these new projects.

We presently expect that our capital expenditures for the remainder of 2013 based on our current contractual commitments will be approximately $1.5 to $2.0 million. This includes: approximately $600,000 to $900,000 for the slot operations including EGM purchases, upgrades, and general maintenance; $900,000 to $1.0 million for equipment and systems purchases and general maintenance for the gaming products facility and less than $100,000 for the refocusing of the Dreamworld Casino (Pailin) operations.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our capital expenditure needs for the remainder of 2013.

As noted above, however, we continue to pursue additional casino and gaming projects. While there is no guarantee we will be successful in securing new projects, if we were to secure new projects our capital expenditures for the remainder of 2013 would increase beyond the $1.5 to $2.0 million currently contemplated. At this time, we are unable to predict the amount of additional capital expenditures that could be required in 2013 for such potential projects. Where possible, we intend to fund our casino and gaming projects from our cash flow from operations and cash on hand. Further, we will seek to structure the development of these projects in phases to better control and pace the related expenditure of capital. However, should we commit to large projects, to the concurrent development of multiple casinos and gaming projects or a new project requires large upfront payments, we may need to acquire additional capital. We would endeavor to obtain any required additional capital from various financing sources including commercial debt financing and the sale of our debt or equity securities. However, there are no commitments or arrangements in place as of the date of this report for receipt of additional capital and there is no assurance we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flows Summary

	Six-Month Periods Ended June 30,
(amounts in thousands)	2013	2012
Cash provided by/(used in):
Operations	$1,623	$5,951
Investing	(7,174)	(3,798)
Financing	—	(3,156)
Effect of exchange rate change in cash	(25)	93
	$(5,576)	$(910)

Operations

Cash provided by operations was approximately $1.6 million for the six-month period ended June 30, 2013 compared to $6.0 million in the same period of the prior year. The decrease in cash provided by operations was primarily due to a decrease of approximately $1.0 million in slot operations revenue, initial start-up costs for Dolphin Hong Kong and one-off costs, including severance, relocation charges and contract termination fees, of approximately $1.3 million associated with the sale of the non-gaming products assets and relocation of the gaming chips and plaques operations from Australia to Hong Kong in the six-month period ended June 30, 2013. All of the $1.3 million in one-off costs associated with the sale of the non-gaming products assets and relocation of the gaming chips and plaques operations were incurred in the three-month period ended March 31, 2013. In addition, there was a general reduction in working capital of approximately $1.0 million as part of the settlement in payable balances related to the sale of the Dolphin non-gaming assets.

Investing

Cash used in investing activities was approximately $7.2 million for the six-month period ended June 30, 2013 compared to approximately $3.8 million in the same period of the prior year. The increase in cash used in investing activities was mainly a result of the capital expenditures related to the construction of Dreamworld Club (Poipet), the new factory renovation and purchase of equipment for the new gaming products manufacturing facility and the purchase of a greater amount of EGMs and related systems in the six-month period of ended June 30, 2013.

Financing

Cash used in financing activities was $NIL for the six-month period ended June 30, 2013 compared to approximately $3.2 million in the same period of the prior year. The decrease in cash used in financing activities was primarily a result of the full repayment of the notes payable to EGT Entertainment Holding (see Note 13) in December 2012.

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

Allowance for Doubtful Accounts Receivable

As of June 30, 2013, we had net accounts receivable of approximately $404,000, representing 1% of total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowance to aged account balances. Revenue is recognized on a cash basis for customers with doubtful accounts receivable. Our allowance for doubtful accounts receivable was approximately $3,000 and $15,000 as of June 30, 2013 and December 31, 2012.

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

Gaming Equipment and Property and Equipment

As of June 30, 2013, we had gaming equipment and property and equipment of approximately $18.6 million, representing 50% of total assets. We depreciate gaming equipment and property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as the current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require a change in the estimated useful lives of such assets.

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

Goodwill and Intangible Assets, including Casino Contracts

As of June 30, 2013, we had intangible assets, including goodwill and casino contracts of $8.1 million, representing 22% of total assets.

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

As of June 30, 2013, we had casino contracts and gaming operation agreement of $7.4 million, representing 92% of total intangible assets. The fair value of our casino contracts and gaming operation agreement was estimated using a form of the income approach known as the excess earnings method, excess earnings were discounted to present value at rates commensurate with our capital structure and the prevailing borrowing rates within the industry in general. Determining the fair value of the casino contracts and gaming operation agreement is judgmental in nature and requires the use of significant estimates and assumptions, including revenue, operating expenses, growth rates, discount rates and future market conditions, among others. Future changes to our estimates and assumptions based upon changes in macro-economic factors, operating results or management’s intentions may result in future changes to the fair value of the casino contracts and gaming operation agreement.

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

Stock-based compensation expense totaled approximately $198,000 and $287,000 and $445,000 and $552,000 for the three-month and six-month periods ended June 30, 2013 and 2012, respectively, in the accompanying consolidated statements of comprehensive income.

Income Taxes

We are subject to income taxes in the U.S. (including federal and state) and several foreign jurisdictions in which we operate. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence it is “more-likely-than-not” that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a “more-likely-than-not” realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring, and implementation of tax planning strategies.

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

Item 4.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2013.

(b)   Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

________________

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

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	August 14, 2013	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	August 14, 2013	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Chief Accounting Officer

