Form 10-Q
period 2013-09-30
Entertainment Gaming Asia Inc.
filed 2013-11-14
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 1, 2013, 30,024,662 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(amounts in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,640	$10,365
Accounts receivable, net	1,390	1,841
Other receivables	461	112
Inventories	1,443	2,047
Prepaid expenses and other current assets	310	387
Total current assets	8,244	14,752

Gaming equipment, net	9,275	9,724
Casino contracts	6,068	7,982
Property and equipment, net	9,170	6,170
Goodwill	362	380
Intangible assets, net	990	1,253
Contract amendment fees	261	342
Deferred tax assets	—	201
Prepaids, deposits and other assets	2,646	2,914
Total assets	$37,016	$43,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$557	$3,636
Amounts due to a related party	20	—
Accrued expenses	1,749	2,619
Income tax payable	(26)	—
Customer deposits and other current liabilities	853	656
Total current liabilities	3,153	6,911

Other liabilities	750	1,078
Deferred tax liability	137	137
Total liabilities	4,040	8,126

Stockholders’ equity:
Common stock, $.001 par value, 75,000,000 shares authorized; 30,024,662 and 29,974,662 shares issued and outstanding	30	30
Additional paid-in-capital	32,922	32,224
Accumulated other comprehensive income	717	929
(Accumulated losses)/ retained earnings	(694)	2,408
Total EGT stockholders’ equity	32,975	35,591
Non-controlling interest	1	1
Total stockholders’ equity	32,976	35,592
Total liabilities and stockholders’ equity	$37,016	$43,718

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share data)
(Unaudited)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2013	2012	2013	2012
Revenues:
Gaming operations, gross	$4,546	$4,480	$15,505	$14,634
Less: promotional allowances	—	—	—	—
Gaming operations, net	4,546	4,480	15,505	14,634
Gaming products	1,106	1,718	2,695	3,228
Total revenues	5,652	6,198	18,200	17,862

Operating costs and expenses:
Cost of gaming operations
Gaming and property equipment depreciation	1,175	1,228	3,580	3,516
Casino contract amortization	613	617	1,851	1,847
Other gaming related intangibles amortization	63	63	189	189
Other operating costs	1,182	1,051	4,672	2,526
Cost of gaming products	1,131	1,526	3,172	2,756
Selling, general and administrative expenses	1,558	1,491	4,614	4,712
Stock-based compensation expenses	109	123	554	675
Gain on dispositions	—	(2)	—	(31)
Impairment of assets	—	42	—	114
Product development expenses	51	87	206	273
Depreciation and amortization	51	77	128	168
Total operating costs and expenses	5,933	6,303	18,966	16,745

(Loss)/income from continuing operations	(281)	(105)	(766)	1,117

Other (expense)/income:
Interest expense and finance fees	(1)	(20)	(5)	(109)
Interest income	—	4	4	32
Foreign currency (losses)/gains	(39)	55	(228)	269
Other	1	(3)	11	22
Total other (expense)/income	(39)	36	(218)	214

(Loss)/income from continuing operations before income tax expense	(320)	(69)	(984)	1,331

Income tax benefit/(expense)	11	(34)	(38)	(124)

Net (loss)/income from continuing operations	(309)	(103)	(1,022)	1,207
Net income/(loss) from discontinued operations, net of tax	—	146	(2,080)	292

Net (loss)/income attributable to EGT Stockholders	$(309)	$43	$(3,102)	$1,499

Other comprehensive income, net of tax
Foreign currency translation adjustments
Foreign currency translation adjustments	5	87	(244)	167
Less: reclassification adjustments to net loss	—	—	32	—
Foreign currency translation adjustments, net	5	87	(212)	167
Other comprehensive income/(loss), net of tax	$5	$87	$(212)	$167

Comprehensive (loss)/ income attributable to EGT Stockholders	$(304)	$130	$(3,314)	$1,666

Basic and diluted earnings per share:
(Loss)/earnings from continuing operations	$(0.01)	$—	$(0.03)	$0.04
(Loss)/earnings from discontinued operations, net of tax	$—	$—	$(0.07)	$0.01
(Loss)/earnings	$(0.01)	$—	$(0.10)	$0.05

Weighted average common shares outstanding
Basic	30,025	29,926	30,024	29,915
Diluted	30,025	29,926	30,024	30,793

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(amounts in thousands)
(Unaudited)

	Nine-Month Periods Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss)/income	$(3,102)	$1,499
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Foreign currency gains	(3)	(287)
Depreciation of gaming equipment and property and equipment	3,934	3,822
Amortization of casino contracts	1,851	1,847
Amortization of intangible assets	226	215
Amortization of contract amendment fees	81	81
Stock-based compensation expense	554	675
Gain on disposition of gaming equipment	—	(31)
Impairment of assets	—	114
Bad debt recoveries	(15)	(61)
Loss on disposition of subsidiary, including property and equipment	999	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	388	392
Inventories	(258)	(190)
Prepaid expenses and other current assets	537	94
Prepaids, deposits and other assets	(475)	(1,226)
Accounts payable	(1,124)	233
Amounts due to a related party	20	(14)
Accrued expenses and other liabilities	(887)	(38)
Income tax payable	(26)	30
Customer deposits and other current liabilities	211	288
Net cash provided by operating activities	2,911	7,443

Cash flows from investing activities:
Construction/purchase of property and equipment	(4,088)	(2,465)
Purchases of gaming machines and systems	(4,740)	(1,633)
Acquisition of technical know-how	—	(254)
Addition of project costs	—	(491)
Proceeds from sale of subsidiary related to discontinued operations	365	—
Proceeds from sale of gaming machines, property and equipment	—	72
Net cash used in investing activities	(8,463)	(4,771)

Cash flows from financing activities:
Repayment of short-term debt and leases	—	(328)
Repayment of notes payable	—	(4,629)
Exercise of stock options	—	28
Net cash used in financing activities	—	(4,929)

Effect of exchange rate changes on cash	(173)	128
Decrease in cash and cash equivalents	(5,725)	(2,129)
Cash and cash equivalents at beginning of period	10,365	12,759
Cash and cash equivalents at end of period	$4,640	$10,630

Supplemental disclosure of cash flow information
Interest paid	$—	$136
Income tax paid	$—	$68
Non-cash investing/financing activities
Purchase of gaming machines and systems	$659	$—
Issuance of restricted/performance stock	$99	$179

The notes to consolidated financial statements are an integral part of these consolidated statements.

   ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  Description of Business and Significant Accounting Policies

The business activities of the Company entail the owning and leasing of electronic gaming machines (EGMs) placed in premier hotels and other venues in Cambodia and the Philippines, the development and operation of casinos and gaming establishments under the Dreamworld brand in select emerging markets in the Indo-China region and the design, manufacture and distribution of gaming chips and plaques under the Dolphin brand to major casinos primarily in Southeast Asia and Australia. Previously, the Company was engaged in the design, manufacture and distribution of other, non-gaming plastic products, primarily for the automotive industry. These operations were sold on March 28, 2013 and related historical revenues and expenses have been reclassified as discontinued operations. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.

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

Basis of Presentation

These consolidated financial statements are prepared pursuant to generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 28, 2013. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of September 30, 2013, the Company had deposits in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $4.4 million.

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

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There were no impairment charges for long-lived assets for the three-month and nine-month periods ended September 30, 2013. Impairment charges of approximately $42,000 and $114,000 were recognized for long-lived assets for the three-month and nine-month periods ended September 30, 2012, respectively.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid leases, prepaid value-added taxes in foreign countries, prepayments to suppliers, rental and utilities deposits and restricted cash as lease security. The Company had restricted cash in the amounts of $NIL and $331,000 as of September 30, 2013 and December 31, 2012, respectively, in the form of certificates of deposits as security on leases.

Gaming Equipment

Gaming equipment consists primarily of electronic gaming machines (EGMs) and systems. Gaming equipment is stated at cost. The Company depreciates new gaming equipment over a five-year useful life and depreciates refurbished gaming equipment over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $981,000 and $1.2 million and $3.1 million and $3.5 million was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to twenty years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period as long as renewal is reasonably assured.

Depreciation of property and equipment of approximately $194,000 and $22,000 and $475,000 and $54,000 was recorded in the cost of gaming operations in the consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively.

Depreciation of property and equipment of approximately $100,000 and $22,000 and $208,000 and $55,000 was included in cost of gaming products in the consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively.

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

Amortization expenses related to casino contracts were approximately $613,000 and $617,000 and $1.9 million and $1.8 million for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively. Amortization expenses related to other gaming related intangibles were approximately $63,000 and $63,000 and $189,000 and $189,000 for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively. The amounts were accounted for as cost of gaming operations in the consolidated statements of comprehensive income. Amortization expenses related to technical know-how were approximately $7,000 and $6,000 and $20,000 and $9,000 for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively. The amounts were accounted for as cost of gaming products in the consolidated statements of comprehensive income. Amortization expenses related to patents and trademarks were approximately $6,000 and $6,000 and $18,000 and $18,000 for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively. The amounts were accounted for as selling, general and administrative expenses in the consolidated statements of comprehensive income.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests Goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively.

Additional Paid-In-Capital

During the nine-month period ended September, 30 2013, the increase in additional paid-in-capital account mainly represented issuance of non-cash stock option compensation.

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

Revenue Recognition

The Company recognizes revenue when all of the following have been satisfied:

⋅	Persuasive evidence of an arrangement exists;
⋅	The price to the customer is fixed and determinable;
⋅	Delivery has occurred and any acceptance terms have been fulfilled;
⋅	No significant contractual obligations remain; and
⋅	Collection is reasonably assured.

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

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fee balances related to contract amendments of approximately $261,000 and $342,000 as of September 30, 2013 and December 31, 2012, respectively.

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

The Company also earns recurring gaming revenue by providing customers with table game equipment and casino management services owned and rendered by the Company and leased to the gaming promoters.

Revenues from gaming table leasing arrangements are recognised as earned over the contractual terms of the arrangement between the Company and the gaming promoters.

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

There were no sales related to bill-and-hold arrangements for both the three-month and nine-month periods ended September 30, 2013 and 2012.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 12 for additional information relating to stock-based compensation assumptions. Stock-based compensation expense totaled approximately $109,000 and $123,000 and $554,000 and $675,000 for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively.

Product Development

Product development expenses are charged to expense as incurred. Employee related costs associated with product development are included in product development expenses. Product development expenses were approximately $51,000 and $87,000 and $206,000 and $273,000 for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively. The decrease was primarily a result of reduced product development activities for the gaming products division during the relocation and early operation of the new manufacturing facilities in Hong Kong during the nine-month period ended September 30, 2013.

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

A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred. The Company had no capital leases as of September 30, 2013.

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

Foreign Currency Translations and Transactions

The functional currency of the Company’s international subsidiaries, except for its operations in Cambodia whose functional currency is the U.S. dollar, is generally the local currency. For these subsidiaries, the Company translates the assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income within stockholders’ equity. Gains and losses resulting from transactions in non-functional currencies are recorded in the consolidated statements of comprehensive income.

Below is a summary of closing exchange rates as of September 30, 2013 and December 31, 2012 and average exchange rates for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively.

($1 to foreign currency)	September 30, 2013	December 31, 2012
Australian dollar	1.07	0.96
Philippine peso	43.31	41.19
Hong Kong dollar	7.75	7.75
Thai baht	31.40	30.84

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
($1 to foreign currency)	2013	2012	2013	2012
Australian dollar	1.09	0.96	1.02	0.97
Philippine peso	43.73	42.03	42.16	42.70
Hong Kong dollar	7.76	7.76	7.76	7.76
Thai baht	31.51	31.44	30.47	31.35

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

As of September 30, 2013, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Guarantees

The Company recognizes a guarantee at its inception which is the greater of (i) the fair value of the guarantee and (ii) the contingent liability amount. The fair value of a guarantee is determined by using expected present value measurement techniques. The initial liability recognized is amortized over the guarantee period.  The Company does not accrue any guarantee liabilities as of the balance sheet dates.

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement when net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has adopted this update (see Note 18 – “Accumulated Other Comprehensive Income.”)

Note 2.	Segments

The Company currently conducts business in two operating segments: (i) gaming operations, which includes electronic gaming machine (EGM) participation and casino operations; and (ii) gaming products, which consist of the design, manufacture and distribution of gaming chips and plaques and, as of October 2013, the distribution of third-party gaming products in select locations in Indo-China and the Philippines. Previously, the Company was also engaged in the design, manufacture and distribution of other non-gaming plastic products, primarily for the automotive industry. These operations were sold on March 28, 2013 and the related historical revenues and expenses have been reclassified as discontinued operations. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2013	2012	2013	2012
Revenues:
Gaming operations	$4,546	$4,480	$15,505	$14,634
Gaming products	1,106	1,718	2,695	3,228
Total revenues	$5,652	$6,198	$18,200	$17,862

Operating (loss)/income:
Gaming operations gross profit (1)	$1,513	$1,479	$5,213	$6,442
Gaming products gross profit/(loss)	(25)	192	(477)	472
Corporate and other operating costs and expenses	(1,769)	(1,776)	(5,502)	(5,797)
Total operating (loss)/income	$(281)	$(105)	$(766)	$1,117

Depreciation and amortization:
Gaming operations	$1,867	$1,968	$5,672	$5,668
Gaming products	130	36	276	86
Corporate	11	10	26	29
Total depreciation and amortization	$2,008	$2,014	$5,974	$5,783

(1)	Gaming operations gross profit included impairment of assets for the three-month and nine-month periods ended September 30, 2012.

Geographic segment revenues for the three-month and nine-month periods ended September 30, 2013 and 2012 consisted of the following:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2013	2012	2013	2012
Cambodia	$3,759	$3,609	$13,011	$11,971
Macau	185	84	886	748
Philippines	1,186	871	3,445	2,941
Australia	517	1,610	680	2,111
Other	5	24	178	91
	$5,652	$6,198	$18,200	$17,862

For the three-month and nine-month periods ended September 30, 2013 and 2012, in the gaming operations segment, the largest customer represented 66% and 70% and 63% and 73%, respectively, of total gaming operations revenue. For the three-month and nine-month periods ended September 30, 2013 and 2012, in the gaming products segment, the largest customer represented 36% and 93% and 22% and 48%, respectively, of total gaming products sales.

Note 3.            Inventories

Inventories consisted of the following:

(amounts in thousands)	September 30, 2013	December 31, 2012
	(Unaudited)
Raw materials	$887	$867
Work-in-process	224	49
Finished goods	216	924
Spare parts	90	106
Casino inventories	26	101
	$1,443	$2,047

Inventories decreased primarily due to the sale of the non-gaming operations of the Dolphin Australia business on March 28, 2013.

Note 4.            Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(amounts in thousands)	September 30, 2013	December 31, 2012
	(Unaudited)
Prepayments to suppliers	$252	$174
Restricted cash	—	168
Prepaid leases	58	45
	$310	$387

Note 5.            Receivables

Accounts and other receivables consisted of the following:

(amounts in thousands)	September 30, 2013	December 31, 2012
	(Unaudited)
Trade accounts	$1,390	$1,856
Other	461	112
	1,851	1,968
Less: allowance for doubtful accounts	—	(15)
Net	$1,851	$1,953

Note 6.            Gaming Equipment

Gaming equipment is stated at cost. The major categories of gaming equipment and accumulated depreciation consisted of the following:

(amounts in thousands)	Useful Life (years)	September 30, 2013	December 31, 2012
		(Unaudited)
EGMs	3-5	$17,954	$16,222
Systems	5	1,625	1,093
Other gaming equipment	3-5	320	150
		19,899	17,465
Less: accumulated depreciation		(10,624)	(7,741)
		$9,275	$9,724

Depreciation expense of approximately $981,000 and $1.2 million and $3.1 million and $3.5 million was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively.

Note 7.            Property and Equipment

Property and equipment are stated at cost and consisted of the following:

	Useful Life
(amounts in thousands)	(years)	September 30, 2013	December 31, 2012
		(Unaudited)
Equipment, vehicles, furniture and fixtures	3-10	$4,384	$2,900
Land and building	5-20	4,583	2,483
Leasehold improvements	1-2	882	180
Construction in progress	N/A	638	1,477
		10,487	7,040
Less: accumulated depreciation		(1,317)	(870)
		$9,170	$6,170

Depreciation of property and equipment of approximately $194,000 and $22,000 and $475,000 and $54,000 was recorded in cost of gaming operations in the consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively.

Depreciation of property and equipment of approximately $100,000 and $22,000 and $208,000 and $55,000 was included in cost of gaming products in the consolidated statement of comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively.

Note 8.            Goodwill and Intangible Assets, including Casino Contracts

Intangible assets, if any, are stated at cost. Intangible assets consisted of the following:

	Useful Life
(amounts in thousands)	(years)	September 30, 2013	December 31, 2012
		(Unaudited)
Gaming operation agreement	4-5	$1,193	$1,232
Less: accumulated amortization		(504)	(315)

Goodwill	N/A	362	380

Patents	5-6	114	114
Less: accumulated amortization		(56)	(42)

Trademarks	5-9	26	26
Less: accumulated amortization		(9)	(6)

Technical know-how	10	261	259
Less: accumulated amortization		(35)	(15)

Casino contracts	5-6	12,819	12,934
Less: accumulated amortization		(6,751)	(4,952)
		$7,420	$9,615

Amortization expense for finite-lived intangible assets was approximately $688,000 and $693,000 and $2.1 million and $2.1 million for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively.

Goodwill movements during the periods consisted of the following:

(amounts in thousands)	2013	2012
	(Unaudited)
Balance as of January 1	$380	$357
Foreign currency translation adjustment	(18)	23
Balance as of September 30/December 31	$362	$380

Note 9.            Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

(amounts in thousands)	September 30, 2013	December 31, 2012
	(Unaudited)
Prepaid taxes	$981	$922
Prepaid leases	717	747
Prepayments to suppliers	506	585
Deposits on EGM orders	26	257
Rentals, utilities and other deposits	416	240
Restricted cash	—	163
	$2,646	$2,914

As of September 30, 2013, prepaid leases consisted of land lease prepayments of approximately $224,000 and $493,000 for the casino projects located in the respective Cambodian provinces of Kampot and Pailin.

Note 10.         Accrued Expenses

Accrued expenses consisted of the following:

(amounts in thousands)	September 30, 2013	December 31, 2012
	(Unaudited)
Payroll and related costs	$197	$1,292
Legal, accounting and tax	359	336
Withholding tax expenses	550	514
Rental expenses	34	—
Raw materials	173	—
Other	436	477
	$1,749	$2,619

Payroll and related costs as of December 31, 2012 included accruals of approximately $726,000 related to the Company’s prior operations in Australia. These accruals were fully settled during the three-month period ended March 31, 2013.

Note 11.         Other Liabilities

Other liabilities consisted of the following:

(amounts in thousands)	September 30, 2013	December 31, 2012
	(Unaudited)
Other tax liabilities	$667	$555
Provision for long service leave (1)	—	369
Others	83	154
	$750	$1,078

(1)	Provision for long service leave was settled during the sale of the non-gaming operations in March 2013.

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

The 2008 Plan allows for incentive awards to eligible recipients consisting of:
⋅	Options to purchase shares of common stock that qualify as incentive stock options within the meaning of the Internal Revenue Code;
⋅	Non-statutory stock options that do not qualify as incentive options;
⋅	Restricted stock awards; and
⋅	Performance stock awards which are subject to future achievement of performance criteria or free of any performance or vesting.

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

During the nine-month period ended September 30, 2013, stock options for the purchase of 360,000 shares of common stock were granted with a weighted average exercise price of $1.93 and weighted average fair value of $1.18(2012: $1.06) per share and will vest from six-month and one day to three-year periods. During the nine-month period ended September 30, 2013, 50,000 shares of restricted stock awards with a fair value of $1.97 per share were issued. The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of any changes in the assessment of probabilities.

During the nine-month period ended September 30, 2013 there was no exercise of outstanding stock options.

Prior to January 1, 2009, the Company had two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Previous Stock Option Plans”), through which 3,750,000 shares and 75,000 shares were authorized, respectively. Both Previous Stock Option Plans expired on December 31, 2008. However, options granted under the Previous Stock Option Plans that were outstanding as of the date of termination remain outstanding and subject to termination according to their terms.

As of September 30, 2013, stock options for the purchase of 936,864 and 22,500 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of September 30, 2013, there were no outstanding non-plan options to purchase common stock. All previously granted non-plan options had expired by December 31, 2012. The non-plan options were issued to certain employees and non-employees of EGT Entertainment Holding as approved by the Company’s stockholders in September 2007 pursuant to the initial closing of the transactions under the Securities Purchase and Product Participation Agreement dated June 12, 2007 between the Company and EGT Entertainment Holding.

As of September 30, 2013, stock options for the purchase of 2,340,708 shares of common stock were outstanding under the 2008 Plan.

As of September 30, 2013, 2,792,155 stock options were exercisable with a weighted average exercise price of $2.18, a weighted average fair value of $0.83 and an aggregate intrinsic value of approximately $738,000. The total fair value of shares vested during the nine-month period ended September 30, 2013 was approximately $747,000. The total compensation cost related to unvested shares as of September 30, 2013 was approximately $390,000. The amount is expected to be recognized over 1.83 years.

A summary of all current and expired plans as of September 30, 2013 and changes during the period then ended consisted of the following:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	2,956,738	$2.13	6.13	$2,293
Granted	360,000	1.93	—	—
Exercised	—	—	—	—
Forfeited or expired	(16,666)	2.16	—	—
Outstanding as of September 30, 2013	3,300,072	2.11	5.61	738
Exercisable as of September 30, 2013	2,792,155	$2.18	5.08	$738

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

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2012	—	$—	—
Granted	50,000	1.97	0.25
Vested (1)	(37,500)	1.97	0.25
Unvested balance as of September 30, 2013	12,500	$1.97	0.25

(1)   Vested shares included 37,500 shares of restricted common stock issued in 2013 for which final vesting is subject to the approval by the Company’s compensation committee.

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the nine-month periods ended September 30, 2013 and 2012.

	Nine-Month Periods Ended September 30,
	2013		2012
Range of values:	Low	High	Low	High
Expected volatility	73.41%	76.49%	79.15%	127.83%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.70	3.73	9.97
Risk free rate	0.55%	2.67%	0.56%	1.95%

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

Note 13.         Related Party Transactions

Effective January 1, 2010, the Company began sub-leasing office space from Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of the Company’s principal shareholder, EGT Entertainment Holding. This sub-lease expired at the end of March 2013 and, subsequently, the Company moved its principal executive office to the premises of the new Hong Kong Dolphin facilities. The relocation of the Company’s principal executive office serves to minimize costs and improve oversight of the Dolphin operations.

On April 21, 2008, the Company entered into a Trade Credit Facility Agreement (the “Facility Agreement”) with Elixir International Limited, a company which used to be a wholly-owned subsidiary of EGT Entertainment Holding, the Company’s principal shareholder. Upon entering into the Agreement, the Company issued the first note pursuant to the terms of the Facility Agreement in the principal amount of $15.0 million. This amount extinguished a then trade payable of an equivalent amount to Elixir International with respect to EGMs previously acquired.

As a result of the disposal of Elixir International by EGT Entertainment Holding, Elixir International Limited assigned and novated all its rights and obligations under the Facility Agreement and the related promissory note (as amended) to EGT Entertainment Holding in April 2010.

Subsequent to its origination, the Facility Agreement was amended three times, mostly recently on May 25, 2010 on which date the Company issued a new note to replace the previous terms. Under these most recent terms, the Company paid total principal and interest of approximately $6.2 million and $143,000, respectively in equal monthly installments to EGT Entertainment Holding for the year ended December 31, 2012. As of December 31, 2012, the notes payable to EGT Entertainment Holding were fully settled.

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2013	2012	2013	2012
EGT Entertainment Holding
Principal and interest payments	$—	$1,588	$—	$4,765

Melco Crown Gaming (Macau) Limited
Trade sales of gaming products	$185	$—	$815	$616

Melco Services Limited
Technical services	$1	$8	$10	$24
Office rental	2	38	51	113

Golden Future (Management Services) Ltd
Management services	$59	$—	$80	$—

Note 14.         Income Taxes

The Company recorded income tax benefit/(expense) of approximately $11,000 and $(34,000) and $(38,000) and $(124,000) for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively. The Company’s effective income tax rates were (3.4)% and 49.3% and 3.9% and (9.3)% for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively. The Company’s EGT Cambodia and Dreamworld Casino (Pailin) operations are tax exempt, paying a fixed monthly tax rather than a tax on income. The change in effective tax rate was mainly due to an increase in consolidated pre-tax loss.

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

The Company’s 2008 to 2012 Australian income tax returns remain open to examination by the Australian Taxation Office. The Company’s 2009 to 2012 Cambodian income tax returns remain open to examination by the General Department of Taxation. The Company’s 2009 to 2012 Philippines income tax returns remain open to examination by the Philippines Bureau of Internal Revenue.

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

On February 22, 2013, the Company entered into a Share Sale Agreement with the then general manager of the Dolphin Australia operations, pursuant to which it agreed to sell him the portion of its business dedicated to the non-gaming plastic products, mainly automotive parts. The sale was completed on March 28, 2013. In connection with the sale of non-gaming operations, the Company relocated its gaming products operations, which included gaming chips and plaques, from Melbourne, Australia to Hong Kong. Commercial production in the new facility commenced in May 2013.

Prior to the completion of the sale, the Company transferred out of Dolphin Australia to Elixir Gaming Technologies (Hong Kong) Limited and a newly formed Dolphin Products Limited company in Hong Kong, both of which are subsidiaries wholly-owned by the Company, all inventory on hand and all assets and operations relating to the Company’s gaming chips and plaques operations, including all trademarks, patent rights and other intellectual property.

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

The buyer owed the Company $1.1 million for the settlement of working capital related to the sale of the non-gaming Dolphin assets. As of September 30, 2013, the outstanding balance was approximately $27,000.

As part of the sale transaction, the Company also agreed to grant Dolphin Australia a non-transferable, substantially royalty-free license to utilize certain trademarks and patent rights in connection with Dolphin Australia’s manufacture and sale of plastic products for the non-gaming industries.

The following table details selected financial information for the discontinued operations in the consolidated statements of comprehensive income.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2013	2012	2013	2012
Income from operations	$—	$79	$188	$74
Loss on disposal	—	—	(2,442)	—
Other income (1)	—	67	146	218
Income tax benefit (2)	—	—	28	—
Income/(loss) from discontinued operations, net of tax	$—	$146	$(2,080)	$292

(1)	Other income represented recognized government grant income from discontinued operations.
(2)	Income tax benefit represented a reversal of previously recognized uncertain tax benefits.

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

On October 25, 2012, the Plaintiffs filed a Notice of Appeal seeking review by the Second Circuit Court of Appeals of the District Court’s order and judgment dismissing the Second Amended Complaint. The parties have filed their respective briefs (the Plaintiffs did not file a reply brief, however) and requested oral argument. The Second Circuit granted the parties’ requests for oral argument, which is scheduled for December 10, 2013. The Second Circuit has the ability to affirm or reverse the District Court’s order and judgment in whole or in part, and can decide to reinstate some or all of the claims from Plaintiffs’ Second Amended Complaint.

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

Note 17.         (Loss)/Earnings Per Share

Computation of the basic and diluted (loss)/earnings per share from continuing operations consisted of the following:

	Three-Month Periods Ended September 30,
	2013			2012
(amounts in thousands, except per share data)	Loss	Number of Shares	Per Share Amount	Loss	Number of Shares	Per Share Amount
Basic
Net loss attributable to equity shareholders	$(309)	30,025	$(0.01)	$(103)	29,926	$—
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		—			—
Diluted
Net loss attributable to equity shareholders plus assumed conversion	$(309)	30,025	$(0.01)	$(103)	29,926	$—

	Nine-Month Periods Ended September 30,
	2013			2012
(amounts in thousands, except per share data)	Loss	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net (loss)/income attributable to equity shareholders	$(1,022)	30,024	$(0.03)	$1,207	29,915	$0.04
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		—			878
Diluted
Net (loss)/income attributable to equity shareholders plus assumed conversion	$(1,022)	30,024	$(0.03)	$1,207	30,793	$0.04

(1)
For the three-month and nine-month periods ended September 30, 2013, there were no differences in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

Outstanding stock options for 2,425,072 and 1,412,220 shares of common stock  were excluded from the calculation of diluted earnings per share for the three-month periods ended September 30, 2013 and 2012, respectively as their effect would have been anti-dilutive. Outstanding stock options for  2,425,072 and 1,935,903 shares of common stock were excluded from the calculation of diluted earnings per share for the nine-month periods ended September 30, 2013 and 2012, respectively as their effect would have been anti-dilutive.

Note 18.         Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Unrealized Actuarial Income	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances, January 1, 2012	$(14)	$573	$559
Current period other comprehensive income	76	294	370
Balances, December 31, 2012	62	867	929
Current period other comprehensive loss	—	(244)	(244)
Amounts reclassified from accumulated other comprehensive income to net loss on disposal of subsidiary (1)	—	32	32
Balances, September 30, 2013	$62	$655	$717

(1) Amount represented reclassification from accumulated other comprehensive income to net loss from discontinued operations on disposal of a subsidiary.

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

On March 28, 2013, we sold a portion of our subsidiary, Dolphin Products Pty Limited, business dedicated to the manufacture and sale of non-gaming plastic products, mainly automotive parts. Revenues of these non-gaming products and our gaming chips and plaques were previously consolidated under the reporting segment “Other Products.” After the sale, we renamed “Other Products” as “Gaming Products” and this segment now comprises our gaming chips and plaques operations and, beginning in October 2013, the distribution of third-party gaming products to select locations in Indo-China and the Philippines. All related historical revenues and expenses from the sold non-gaming assets have been reclassified as discontinued operations.

Overview

We are a gaming company focused on capitalizing on the growth opportunities in emerging gaming markets of Asia. We generate revenue in two principal ways: gaming operations and gaming product sales. Our gaming operations comprise slot operations in Cambodia and the Philippines and the development and operation of regional style casinos and gaming venues under our Dreamworld brand in Indo-China. Our gaming products comprise the manufacture and sale of gaming chips and plaques under our Dolphin brand and the distribution of gaming products in select markets for third-party suppliers.

Entertainment Gaming Asia Business Operations

During the nine-month period ended September 30, 2013, we expanded gaming operations with the opening of a new property, Dreamworld Club (Poipet). In addition, we completed the restructuring of our legacy businesses with the divestiture of a low-margin, non-gaming business and relocation and repositioning of the gaming products division.

Our consolidated revenue for the three-month and nine-month periods ended September 30, 2013 was approximately $5.7 million and $18.2 million, of which revenue from the gaming operations and gaming products segments comprised 80% and 20% and 85% and 15%, respectively, of consolidated revenue. This compares to consolidated revenue of approximately $6.2 million and $17.9 million for the three-month and nine-month periods ended September 30, 2012, of which revenue from the gaming operations and gaming products segments comprised 72% and 28% and 82% and 18%, respectively, of consolidated revenue.

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

As of September 30, 2013, our slot operations were located in two countries, Cambodia and the Philippines, and totaled 1,698 EGM seats in operation in a total of six venues. In Cambodia, we had a total of 1,133 EGM seats in operation in three venues. In the Philippines, we had a total of 565 EGM seats in operation in three venues. Due to our ongoing efforts to improve the returns for the slot operations, we seek to selectively add new venues and refine existing operations to focus on those venues with the greatest potential.

In Cambodia, our slot operations largely focus on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918). NagaWorld is a premier luxury destination gaming resort and the only licensed full service casino in a designated area around the capital city of Phnom Penh. In December 2008, we established a relationship with NagaCorp to place EGMs on a revenue sharing or participation basis at NagaWorld and jointly operate those EGMs with them. Due to our successful performance, we subsequently amended our contract and expanded our relationship with NagaWorld to 670 EGM seats under contract. Our slot operations in NagaWorld are a primary contributor to our slot revenue and cash flow.

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

Our slot operations in Cambodia also include Thansur Bokor Highland Resort, a casino resort developed by leading Cambodian hotelier, Sokha, in a tourist area of the Kampot Province. The resort officially opened in May 2012 but portions of the initial phase of the property including the entertainment complex were not completed until early 2013. To-date, we have placed approximately 200 EGMs in this venue. Under the terms of the agreement, we have the ability to place up to 250 EGM seats and jointly manage these slot operations in the resort. We and Sokha split the gross win and certain operating expenses for the placed EGMs on a respective basis of 27/73%. The contract duration is five years commencing from May 2012. This project expanded our gaming operations in the Indo-China region with a prominent partner with multiple hotel and resort properties in Cambodia.

Our most recent slot operations project in Cambodia is Dreamworld Club (Poipet). Unlike our other slot operations, we solely developed and operate this property. Dreamworld Club (Poipet) is a standalone slot hall with approximately 300 EGM seats, which we developed as an extension of the existing casino owned by a local company. It is prominently located in the established gaming market of Poipet in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand border. Dreamworld Club (Poipet) soft opened in March 2013 and the official grand opening was held in May 2013.

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
We remain focused on enhancing returns on assets in the Philippines through efforts to implement, with the support of our venue owner partners, targeted marketing programs to maintain and expand our local customer base and to strategically manage the machine mix in our contracted venues. Also, we proactively solicit feedback from our customers on such matters as gaming offerings, customer service, entertainment and atmosphere and, with the support of our venue owner partners, seek to make improvements where possible to address customer preferences and strengthen their loyalty.

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

Casino Operations

Our casino operations presently comprise one property, Dreamworld Casino (Pailin) which opened in May 2012. This property is located in the emerging gaming market in the Pailin Province of Northwestern Cambodia next to the Thailand border.

During the last several months, we have repositioned these operations with a goal to improve the earnings performance.   Under the new operating model, we have leased 10 gaming tables to a third-party operator. This allows us to leverage the operator’s existing player network in Thailand providing us with increased quality player traffic.  In addition, in early November 2013, we added semi-live multi-game electronic gaming tables with 30 seats, increasing the EGM base from 58 to 88 seats. We placed these machines on a revenue sharing basis resulting in minimal capital investment to us. We believe these changes to the operating model will provide  recurring income and the ability to substantially reduce operating costs.

Dreamworld Casino (Pailin) is constructed on land leased from a local land owner and, in consideration, the land owner is entitled to receive monthly rental fee in the amount of $5,000 and 20% of the profit before depreciation (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the casino’s revenue). The initial lease term is 20 years, commencing in September 2011 and is subject to renewal by the parties in writing.

The initial phase of Dreamworld Casino (Pailin) measures approximately 16,000 square feet. The local partner also owns property adjacent to Dreamworld Casino (Pailin) measuring nearly 250,000 square feet. We had an option to lease this adjacent property when it became available to develop additional phases of the Dreamworld Casino (Pailin). The adjacent property became available for lease during the three-month period ended September 30, 2013 and we declined the option to lease this property.

Total capital expenditures for the initial phase of Dreamworld Casino (Pailin) were approximately $2.5 million, which was paid solely by us from internal cash resources.

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

Under the terms of the partnership, the local partner will lease us the land for a period of 25 years for an annual fee of $1 and we will provide funding for all development, construction and pre-opening costs for the Dreamworld Casino (Kampot) and all necessary gaming equipment. We and the local partner will split Dreamworld Casino (Kampot)’s profit before depreciation  (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the casino’s revenue) on a respective basis of 60%/40%. Total capital expenditures for the initial phase of Dreamworld Casino (Kampot) are projected to be approximately $1.2 million as the EGMs will be sourced from existing inventory.

The development timeline for Dreamworld Casino (Kampot) is under review. We have deferred construction of this project until the market has demonstrated a more developed player base and previously planned infrastructure improvements in the area are in place.
We also own a parcel of land with total area of approximately seven acres in the Takeo Province of Cambodia near the Vietnam border and were granted in-principle approval to build and open a casino-hotel in the Takeo Province by the Cambodian government. We do not expect to commit significant capital to the project on this land until the market has demonstrated a more developed player base.

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

Gaming Products

During the nine-month period ended September 30, 2013, we successfully completed our plans to restructure our legacy operations. On March 28, 2013, we completed the sale of the non-gaming manufacturing portion of the operations in a management-led buyout for total consideration of AUD350,000. In connection with the sale, in March 2013, we commenced the relocation of our manufacturing facilities for the gaming products portion of the business, namely gaming chips and plaques, to Hong Kong from Australia. Commercial operation of the new Hong Kong facilities, which are also the new home of our corporate headquarters, began in May 2013.

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

We recorded one-time cash costs associated with the above sale and relocation, which included severance and relocation charges, of approximately $1.3 million. These costs were all incurred during the three-month period ended March 31, 2013 and were funded from our available working capital.

As part of our strategy to fully leverage our relationships in Asia and existing infrastructure in both Indo-China and the Philippines, we have been seeking opportunities to expand the gaming products division beyond gaming chips and plaques with the distribution of third-party gaming products. In September 2013, we signed a distribution agreement with LT Game Limited, which grants us the exclusive right to market and sell LTG gaming products to designated casinos and gaming venues within Cambodia, Vietnam and the Philippines. The initial duration of the agreement is six months in Cambodia and Vietnam and one year in the Philippines. Subject to the achievement of certain sales targets, we are entitled to renew the agreement for successive one year periods under the same terms. We are actively seeking additional distribution opportunities to expand our product mix.

With a quality product line, streamlined operating structure, solid existing customer base and high-security production facilities in close proximity to the growing Asian gaming markets, we believe that we have all the right and necessary elements to best serve our target markets and are poised to benefit from the major casino development anticipated over the next several years in Asia. While we anticipate continued uneven order flow on a quarter to quarter basis, our efforts are expected to result in overall improved recurring revenue and earnings growth potential for these operations.

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012

The following is a schedule summarizing operating results on a consolidated basis and separately by each of our two operating segments, gaming operations and gaming products, for the three-month and nine-month periods ended September 30, 2013 and 2012.

On February 22, 2013, we entered into a share sale agreement pursuant to which we agreed to sell the portion of our subsidiary, Dolphin Products Pty Limited (“Dolphin Australia”), business dedicated to the manufacture and sale of non-gaming plastic products, mainly automotive parts. The sale closed on March 28, 2013. All historical revenues and expenses associated with our non-gaming plastic products operations for the periods ended September 30, 2013 and 2012 have been reclassified as discontinued operations.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands, except per share data)	2013	2012	2013	2012
Total:
Revenues	$5,652	$6,198	$18,200	$17,862
Gross profit	$1,488	$1,713	$4,736	$7,028
Gross margin percentage	26%	28%	26%	39%
Adjusted EBITDA from continuing operations (1)	$1,798	$2,124	$5,545	$7,949
Operating (loss)/income from continuing operations	$(281)	$(105)	$(766)	$1,117
Net (loss)/income from continuing operations	$(309)	$(103)	$(1,022)	$1,207
Net (loss)/income	$(309)	$43	$(3,102)	$1,499

Basic and diluted (loss)/earnings per share from continuing operations	$(0.01)	$—	$(0.03)	$0.04

Weighted average common shares outstanding
Basic	30,025	29,926	30,024	29,915
Diluted	30,025	29,926	30,024	30,793

Gaming operations:
Revenues	$4,546	$4,480	$15,505	$14,634
Gross profit	$1,513	$1,521	$5,213	$6,556
Gross margin percentage	33%	34%	34%	45%

Gaming products:
Revenues	$1,106	$1,718	$2,695	$3,228
Gross (loss)/profit	$(25)	$192	$(477)	$472
Gross margin percentage	NM	11%	NM	15%

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

A reconciliation of EBITDA from continuing operations, as adjusted, to the net (loss)/income from continuing operations is provided below.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2013	2012	2013	2012
Net (loss)/income from continuing operations— GAAP	$(309)	$(103)	$(1,022)	$1,207
Interest expense	1	20	5	109
Interest income	—	(4)	(4)	(32)
Income tax (benefit)/expenses	(11)	34	38	124
Depreciation and amortization	2,008	2,014	5,974	5,783
Stock-based compensation expenses	109	123	554	675
Impairment of assets	—	42	—	114
Gain on dispositions	—	(2)	—	(31)
EBITDA from continuing operations, as adjusted	$1,798	$2,124	$5,545	$7,949

Total revenue decreased approximately $546,000 to $5.7 million for the three-month period ended September 30, 2013 compared to approximately $6.2 million in the same period of the prior year due to lower revenue from gaming products partially offset by higher revenue from gaming operations. Gaming products contributed $1.1 million to consolidated revenue driven by existing customer reorders compared to the prior year period, which benefited from a large one-time order of $1.6 million related to the casino rebranding of an existing customer. Revenue from gaming operations increased primarily as a result of incremental revenue from Dreamworld Casino (Pailin), which opened in May 2012, and Dreamworld Club (Poipet), which officially opened in May 2013 partially offset by lower slot operations revenue primarily from NagaWorld and the Philippines, as described in greater detail below.
Gross profit decreased approximately $225,000 to $1.5 million for the three-month period ended September 30, 2013 compared to approximately $1.7 million in the same period of the prior year. The decrease was primarily due to lower slot operations revenue for NagaWorld and lower revenue and production efficiencies for the gaming products division, partially offset by higher gross profit for the Philippines slot operations primarily due to lower depreciation expense as a result of the increase in fully depreciated gaming assets during the three-month period ended September 30, 2013.

Operating loss from continuing operations increased approximately $176,000 to $281,000 for the three-month period ended September 30, 2013 compared to approximately $105,000 in the same period of the prior year primarily due to the lower gross profit explained above partially offset by slightly lower operating expenses.

Net loss from continuing operations increased approximately $206,000 to $309,000 for the three-month period ended September 30, 2013 compared to approximately $103,000 in the same period of the prior year primarily as a result of the higher operating loss explained above and foreign currency losses, which were approximately $39,000 compared to gains of approximately $55,000 in the prior year period. Net loss increased approximately $352,000 to a loss of $309,000 from the three-month period ended September 30, 2013 compared to net income of approximately $43,000 in the same period of the prior year. The net income for the three-month period ended September 30, 2012 included approximately $146,000 in net income from discontinued operations.

Total revenue increased approximately $338,000 to $18.2 million for the nine-month period ended September 30, 2013 compared to approximately $17.9 million in the same period of the prior year due to higher revenue from gaming operations partially offset by lower revenue from gaming products. Revenue from gaming operations increased primarily as a result of increased revenue from Dreamworld Casino (Pailin) and incremental revenue from Dreamworld Club (Poipet) partially offset by lower revenue from slot operations, as described in greater detail below. Revenue from gaming products decreased as a result of lower production volumes during the 2013 period primarily due to the reason stated above and the shortened production period due to the strategic relocation of the manufacturing facilities from Australia to Hong Kong, which commenced in March 2013 and was completed in May 2013.

Gross profit decreased approximately $2.3 million to $4.7 million for the nine-month period ended September 30, 2013 compared to approximately $7.0 million in the same period of the prior year driven by declines in both divisions. For gaming products, gross profit declined due to lower production volumes and higher costs primarily related to relocation to and initial set up and ramp up of the new manufacturing facilities in Hong Kong. Gaming operations gross profit declined due to lower slot operations revenue from NagaWorld, as described in greater detail below, incremental operating costs for Dreamworld Club (Poipet) and higher gross margin loss for the casino operations given Dreamworld Casino (Pailin) operated for the full nine-month period in 2013 compared to a less than five-month period for the same period in 2012. The decline in gaming operations gross profit was partially offset by higher gross profit for the Philippines slot operations for the reason stated above.

Operating loss from continuing operations increased approximately $1.9 million to a loss of $766,000 for the nine-month period ended September 30, 2013 compared to operating income from continuing operations of approximately $1.1 million in the same period of the prior year. The increase in operating loss from continuing operations was primarily a result of the lower gross profit explained above partially offset by a decrease in operating expenses.

Net loss from continuing operations increased approximately $2.2 million to a loss of $1.0 million for the nine-month period ended September 30, 2013 compared to net income from continuing operations of approximately $1.2 million in the same period of the prior year. The increase in net loss from continuing operations was primarily a result of the operating loss explained above and foreign currency losses of approximately $228,000 compared to gains of approximately $269,000 in the prior year period. Net loss increased approximately $4.6 million to a loss of $3.1 million for the nine-month period ended September 30, 2013 compared to net income of approximately $1.5 million in the same period of the prior year. The net loss for the nine-month period ended September 30, 2013 included a net loss from discontinued operations of approximately $2.1 million compared to net income from discontinued operations of approximately $292,000 in the prior year period.

Gaming Operations

Revenues from gaming operations consisted of slot and casino development operations as detailed below.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands, except per unit data)	2013	2012	2013	2012
Net revenue to the Company
Cambodia slot operations (1)	$3,327	$3,269	$10,545	$11,140
Philippines slot operations	787	871	2,527	2,941
Net revenue from slot operations	4,114	4,140	13,072	14,081
Dreamworld Casino (Pailin)	432	340	2,433	553
Consolidated total	$4,546	$4,480	$15,505	$14,634

Slot operations average net win/unit/ day (2)
Cambodia slot operations	$126	$175	$150	$208
Philippines slot operations	$73	$74	$78	$73
Consolidated total	$108	$132	$124	$145

	September 30,
	2013	2012
EGM seats in operation
Cambodia slot operations(1)	1,133	839
Philippines slot operations	565	581
EGM seats in slot operations	1,698	1,420
Dreamworld Casino (Pailin)	58	50
Consolidated total	1,756	1,470

26

(1)
Includes Dreamworld Club (Poipet), which operates under a machine operation and participation agreement. Dreamworld Club (Poipet) soft opened on March 28, 2013 and the grand opening was on May 9, 2013.

(2)
Average net win figures (“WUD”) exclude EGM seats in operation during venue soft launch opening periods, if applicable, and include revenue recognized on a cash basis in the calculation of WUD for venues for which revenues are recognized on a cash basis. During the three-month period ended September 30, 2013, no EGM seats were excluded from the WUD calculation. During the nine-month period ended September 30, 2013, one venue in Cambodia operated during a soft launch and during the three-month and nine-month periods ended September 30, 2012, one venue in Cambodia operated during a soft launch and one venue in the Philippines recognized revenue on a cash basis. There were no material differences to average WUD figures for the above-mentioned periods had these seats been included in the WUD calculations.

Revenue from gaming operations increased approximately $66,000 to $4.5 million for the three-month period ended September 30, 2013 compared to approximately $4.5 million in the same period of the prior year. The increase was primarily a result of incremental revenue from Dreamworld Club (Poipet), which officially opened in May 2013, and an increase in revenue from Dreamworld Casino (Pailin), which was largely offset by lower revenue from the remaining slot operations.

Slot operations contributed approximately $4.1 million to total gaming revenue for the three-month period ended September 30, 2013 essentially unchanged with the prior year period. Revenue from the Cambodia slot operations increased approximately $58,000 to $3.3 million for the three-month period ended September 30, 2013 compared to $3.3 million in the same period in the prior year as incremental revenue for Dreamworld Club (Poipet) partially offset a revenue decline for NagaWorld and, to a lessor extent, Thansur Bokor during the quarter.

Dreamworld Club (Poipet) posted sequential quarterly improvement for the three-month period ended September 30, 2013 and we are focused on continuing to ramp up these operations with targeted marketing programs focused on building and growing a quality player base. Slot operations in NagaWorld contributed $3.0 million in revenue for the three-month period ended September 30, 2013 compared to $3.2 million in the prior year period primarily due to lower player traffic as a result of events related to the national elections held in July 2013.

Average net win per machine for the Cambodia slot operations decreased $49 to $126 for the three-month period ended September 30, 2013 compared to $175 for the same period of the prior year. The decline in average net win per machine was primarily due to the addition of EGMs in Dreamworld Club (Poipet) in the WUD calculation as this venue has relatively lower average net win per machine and a decline in NagaWorld and Thansur Bokor average net wins during the three-month period ended September 30, 2013.

Revenue from the Philippines slot operations decreased approximately $84,000 to $787,000 for the three-month period ended September 30, 2013 compared to $871,000 in the same period of the prior year primarily due to a lower installed machine base, higher jackpot payouts and increased competition due to the opening of a new casino resort in Manila earlier in 2013.

Average net win per machine for the Phillipppines slot operations declined slightly to $73 for the three-month period ended September 30, 2013 compared to $74 in the prior year period mainly due to the lower installed base with better performing machines.

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

Dreamworld Casino (Pailin) contributed approximately $432,000 to gaming operations revenue for the three-month period ended September 30, 2013 compared to $340,000 in the same period of the prior year and $907,000 for the three-month period ended June 30, 2013. The sequential decline was due to decreased player traffic levels for the three-month period ended September 30, 2013 as a result of  our efforts to reduce the use of high-cost, mass market tour groups.

We are focused on improving the financial performance of Dreamworld Casino (Pailin) and during the three-month period ended September 30, 2013, we began to implement a new lower-cost operating plan, which we believe will improve bottom-line performance. Under the new operating model, we have leased 10 gaming tables to a third-party operator. We believe this will allow us to leverage the operator’s existing player network in Thailand and provide us with increased quality player traffic. In addition, in early November 2013, we added semi-live multi-game electronic gaming tables with 30 seats, increasing the EGM base from 58 to 88 seats. We placed these machines on a revenue sharing basis resulting in minimal capital investment. These changes to the operating model provide us quality recurring income and the ability to substantially reduce operating costs. While the plan was not in full effect during the three-month period ended September 30, 2013, we reduced cash operating expenses approximately $519,000 to $703,000 compared to approximately $1.2 million for the three-month period ended June 30, 2013. Despite the quarterly sequential revenue decline, these efforts served to narrow the operating loss for Dreamworld Casino (Pailin).

Gross profit from gaming operations was approximately $1.5 million for the three-month period ended September 30, 2013 essentially unchanged from the same period of the prior year as lower revenue from the NagaWorld slot operations and higher operating costs for Dreamworld Casino (Pailin) were principally offset by lower depreciation expense for the Philippines slot operations for the three-month period ended September 30, 2013. Cost of gaming operations for the three-month period ended September 30, 2013 included approximately $1.2 million of depreciation on gaming and property equipment, $613,000 amortization of casino contracts, $63,000 amortization of other gaming related intangibles and $1.2 million of other operating costs.

Revenue from gaming operations increased approximately $871,000 to $15.5 million for the nine-month period ended September 30, 2013 compared to approximately $14.6 million in the same period of the prior year. The increase in revenue was primarily a result of Dreamworld Casino (Pailin), which contributed revenue of approximately $2.4 million for the nine-month period ended September 30, 2013 compared to approximately $553,000 from the opening in May 2012 until September 30, 2012, and incremental revenue from Dreamworld Club (Poipet). The increase in gaming operations revenue was partially offset by lower slot operations revenue from NagaWorld and the Philippines.

Slot operations contributed approximately $13.1 million to total gaming revenue for the nine-month period ended September 30, 2013 compared to approximately $14.1 million for the same period in the prior year period. Revenue from the Cambodia slot operations decreased approximately $595,000 to $10.5 million for the nine-month period ended September 30, 2013 compared to $11.1 million for the same period in the prior year primarily as a result a decrease in revenue from the NagaWorld slot operations partially offset by incremental revenue for Dreamworld Club (Poipet). NagaWorld slot operations revenue was negatively impacted by reduced player traffic in the three-month period ended September 30, 2013 for the reasons stated above and lower player traffic in February 2013 due to an observed, week-long official mourning period for the deceased former King of Cambodia during the beginning of the month and a several-day strike by NagaWorld workers at the end of the month.

Average net win per machine for the Cambodia slot operations decreased $58 to $150 for the nine-month period ended September 30, 2013 compared to $208 for the same period of the prior year. The decline in average net win per machine was primarily due to the addition of EGMs in Dreamworld Club (Poipet) and Thansur Bokor in the WUD calculation as these venues have relatively lower average net win per machine and a decline in NagaWorld average net win during the nine-month period ended September 30, 2013.

Revenue from the Philippines slot operations decreased approximately $414,000 to $2.5 million for the nine-month period ended September 30, 2013 compared to approximately $2.9 million in the same period of the prior year primarily due to the lower machine base and increased competition in the market. However, average net win per machine improved $5 to $78 for the nine-month period ended September 30, 2013 compared to $73 in the same period of the prior year for the same reasons as stated above.

Gross profit from gaming operations decreased approximately $1.3 million to $5.2 million for the nine-month period ended September 30, 2013 compared to approximately $6.6 million in the same period of the prior year primarily due to lower revenue for the slot operations, incremental operating costs for Dreamworld Club (Poipet) and higher gross margin loss for the casino operations as Dreamworld Casino (Pailin) operated for a nine-month period in 2013 compared to a less than five-month period for the same period in 2012. Cost of gaming operations for the nine-month period ended September 30, 2013 included approximately $3.6 million of depreciation on gaming and property equipment, $1.9 million of amortization of casino contracts, $189,000 of amortization of other gaming related intangibles and $4.7 million of other operating costs.

As of September 30, 2013, we had a total of 2,027 EGM seats of which 271 were held in inventory and 1,756 were in operation. Of the 1,756 EGM seats in operation, 1,191 were in four venues in Cambodia (including Dreamworld Casino (Pailin) and Dreamworld Club (Poipet)) and 565 were in three venues in the Philippines.

	September 30, 2013		December 31, 2012
(amounts in thousands, except per unit data)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1) (2)	1,756	$8,978	1,457	$5,377
EGMs and systems held for future use	271	297	455	4,347
Total EGMs and systems	2,027	$9,275	1,912	$9,724

(1)
EGMs and systems used in operations as of September 30, 2013 and December 31, 2012 included 12 EGM seats, which were in operation on a trial basis subject to achieving certain performance objectives prior to acceptance and, as a result, their carrying values were not included.

(2)	Includes both slot operations and Dreamworld Casino (Pailin).

Due to our ongoing efforts to improve the returns on our slot operations, we seek to refine the existing operating machine base to focus on those venues with the greatest potential and selectively add new venues. In October 2013, we added 30 EGM seats on a participation basis in Dreamworld Casino (Pailin). In March 2013, we soft opened Dreamworld Club (Poipet) in Cambodia with 166 EGM seats. This venue officially opened in May 2013 with approximately 300 EGM seats. In March 2012, we soft opened Thansur Bokor in Cambodia with 87 EGM seats. This venue officially opened in May 2012 with approximately 200 EGM seats. During the period from May to July 2012, we terminated three contracts, one in Cambodia and two in the Philippines, with a combined total of 273 EGMs seats as these venues were not performing up to expectations.

Gaming Products

Gaming products revenue, which consisted of gaming chips and plaques sales, decreased approximately $612,000 to $1.1 million for the three-month period ended September 30, 2013 compared to approximately $1.7 million in the same period of the prior year. The three-month period ended September 30, 2013 was comprised solely of reorders from our customer base compared to the three-month period ended September 30, 2012, which included a $1.6 million one-time order for a large rebranding for an existing customer.

Gross margin loss on gaming products increased approximately $217,000 to a loss of $25,000 for the three-month period ended September 30, 2013 compared to gross profit of approximately $192,000 in the same period of the prior year. The increase in gross loss was mainly due to lower production efficiencies given the ramping up of the new production facilities and further efforts to enhance the production capacity and response time for large orders. As a result, we believe the third quarter of 2013 was not representative of the new cost structure for the Dolphin operations.

Gaming products revenue decreased approximately $533,000 to $2.7 million for the nine-month period ended September 30, 2013 compared to approximately $3.2 million in the same period of the prior year. The decline was due to the reasons stated above and a shortened production period due to the relocation of the production facilities from Australia to Hong Kong in the first half of 2013.

Gross margin loss on gaming products increased approximately $949,000 to a loss of $477,000 for the nine-month period ended September 30, 2013 compared to a profit of approximately $472,000 in the same period of the prior year. The increase in gross margin loss was mainly due to the reasons stated above and the relocation and set up of the manufacturing facilities, which resulted in lower production volumes and utilization and cost absorption of the facilities and high non-recurring costs of approximately $166,000, including consultants, personnel training and manning costs associated with trial runs and equipment installation, for the three-month period ended June 30, 2013. In addition, this division incurred higher labor costs in the three-month period ended March 31, 2013 as a result of increased overtime by the Australian workers due to the expedited fulfillment of orders ahead of the relocation of the plant and absenteeism following the announcement of the relocation of the gaming products business.

As of September 30, 2013, the gaming chips and plaques order backlog was approximately $1.3 million in revenue.

Operating Expenses

The schedule of expenses on a consolidated basis consisted of the following:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2013	2012	2013	2012
Selling, general and administrative (1)	$1,558	$1,491	$4,614	$4,712
Stock-based compensation expenses	109	123	554	675
Product development expenses	51	87	206	273
Gain on dispositions	—	(2)	—	(31)
Depreciation and amortization	51	77	128	168
Impairment of assets	—	42	—	114
	$1,769	$1,818	$5,502	$5,911

(1)	Includes cash selling, general and administrative expenses and excludes non-cash selling, general and administrative expenses such as stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $67,000 to $1.6 million for the three-month period ended September 30, 2013 compared to $1.5 million in the same period of the prior year. For the three-month period ended September 30, 2013, salaries and wages, insurance, rent, and other expenses increased approximately $232,000 primarily due to the increased scale of operations and headcount for the gaming operations and gaming products divisions. This increase was partially offset by declines in other areas. Consulting, accounting, travel and entertainment expenses decreased approximately $8,000 mainly as a result of lower fees for new and completed projects and decreased traveling required in relation to the new gaming projects. Legal, investor relations, utilities, printing and other expenses decreased approximately $63,000 primarily due to fewer gaming projects and various cost reduction initiatives. Sales commissions decreased approximately $94,000 primarily due to lower gaming products sales.

Selling, general and administrative expenses decreased approximately $98,000 to $4.6 million for the nine-month period ended September 30, 2013 compared to $4.7 million in the same period of the prior year. For the nine-month period ended September 30, 2013, consulting, accounting, travel and entertainment expenses decreased approximately $112,000 mainly as a result of lower fees for new and completed projects and decreased traveling required in relation to the new gaming projects. Legal, investor relations, salaries and wages, utilities, printing and other expenses decreased approximately $291,000 primarily due to fewer gaming projects and various cost reduction initiatives. Sales commissions decreased approximately $90,000 primarily due to lower gaming products sales. These decreases were partially offset by increases in salaries and wages, insurance, rent, and other expenses, which increased approximately $395,000 primarily due to increased scale of operations and headcount for the gaming operations and gaming products divisions.

Stock-Based Compensation Expense

Stock-based compensation expense decreased approximately $14,000 to $109,000 for the three-month period ended September 30, 2013 compared to approximately $123,000 in the prior year period primarily due to a decrease in fair value of stock prices during the three-month period ended September 30, 2013 as compared to the prior year period.

Stock-based compensation expense decreased approximately $121,000 to $554,000 for the nine-month period ended September 30, 2013 compared to approximately $675,000 in the same period of the prior year primarily due to the same reason stated above.

Gain on Disposition of Assets

There were no dispositions of assets for the three-month period ended September 30, 2013. Gain on disposition of assets was $2,000 for the three-month period ended September 30, 2012, which related to the sale of non-performing EGMs and systems during the period.

There were no dispositions of assets for the nine-month period ended September 30, 2013. Gain on disposition of assets was $31,000 in the same period of the prior year primarily due to the same reason as stated above.

Product Development Expenses

Product development expenses decreased approximately $36,000 to $51,000 for the three-month period ended September 30, 2013 compared to approximately $87,000 in the prior year period primarily due to reduced product development efforts for gaming products in the early operation of the new production facilities during the three-month period ended September 30, 2013.

Product development expenses decreased approximately $67,000 to $206,000 for the nine-month period ended September 30, 2013 compared to approximately $273,000 in the same period of the prior year primarily due to the reason stated above and reduced development activities during the relocation on the gaming products manufacturing facilities in the three-month period ended June 30, 2013.

Depreciation and Amortization Expenses

Total depreciation and amortization expenses decreased approximately $26,000 to $51,000 for the three-month period ended September 30, 2013 compared to approximately $77,000 in the prior year period primarily as a result of an increase in fully depreciated fixed assets for gaming operations.

Total depreciation and amortization expenses decreased by approximately $40,000 to $128,000 for the nine-month period ended September 30, 2013 compared to approximately $168,000 in the same period of the prior year for the same reason as stated above.

Impairment of Assets

There were no impairments of assets for the three-month and nine-month periods ended September 30, 2013 compared to approximately $42,000 and $114,000, respectively, in the same periods of the prior year primarily as a result of the impairment of non-redeployable EGMs related to the closure of non-performing venues during 2012.

Other Income/(Expenses)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2013	2012	2013	2012
Interest expense and finance fees	$(1)	$(20)	$(5)	$(109)
Interest income	—	4	4	32
Foreign currency (losses)/gains	(39)	55	(228)	269
Other	1	(3)	11	22
Total	$(39)	$36	$(218)	$214

Interest Expense and Finance Fees

Interest expense and finance fees decreased approximately $19,000 to $1,000 for the three-month period ended September 30, 2013 compared to approximately $20,000 in the same period of the prior year primarily due to the full repayment of notes payable to a related party in December 2012.

Interest expense and finance fees decreased approximately $104,000 to $5,000 for the nine-month period ended September 30, 2013 compared to approximately $109,000 in the same period of the prior year for the same reason as stated above.

Interest Income

Interest income decreased approximately $4,000 to $NIL for the three-month period ended September 30, 2013 compared to approximately $4,000 in the same period of the prior year primarily as a result of lower bank balances.

Interest income decreased approximately $28,000 to $4,000 for the nine-month period ended September 30, 2013 compared to approximately $32,000 in the same period of the prior year for the same reason as stated above.

Foreign Currency Transactions

Foreign currency losses increased approximately $94,000 to a loss of $39,000 for the three-month period ended September 30, 2013 compared to gains of approximately $55,000 for the same period in the prior year. The increase was primarily due to the comparatively higher percentage appreciation in the value of U.S. dollar denominated payables from the Philippines operations, where the functional currency is the Philippine peso. In addition, during the three-month period ended September 30, 2013, the U.S. dollar appreciated compared to the Thai baht, which resulted in an exchange loss for the Cambodia operations’ baht cage holdings.

Foreign currency losses increased approximately $497,000 to a loss of $228,000 for the nine-month period ended September 30, 2013 compared to gains of approximately $269,000 for the same period in the prior year for the same reasons as stated above and the appreciation of the U.S. dollar compared to the Australian dollar, which resulted in an exchange loss from the other receivables settlement associated with the sale of the non-gaming Dolphin Australia assets, where the functional currency is the Australian dollar.

Other

Other expense decreased approximately $4,000 to income of $1,000 for the three-month period ended September 30, 2013 compared to expense of approximately $3,000 in the prior year period primarily due to a one-time expense incurred during the three-month period ended September 30, 2012.

Other income decreased approximately $11,000 to $11,000 for the nine-month period ended September 30, 2013 compared to approximately $22,000 in the prior year period primarily due to the lower miscellaneous income received by the Australian operations in the 2013 period as these operations were disposed of in March 2013.

Income Tax Provisions

Effective tax rates were approximately (3.4)% and 49.3% and 3.9% and (9.3)% for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively. We continue to review the treatment of tax losses and future income generated by foreign subsidiaries to minimize taxation costs.

The fixed obligation tax arrangement is subject to annual renewal and negotiation. Earlier this year, the Company renewed the fixed obligation tax arrangement for both EGT Cambodia and Dreamworld Casino (Pailin) for 2013. The fixed tax expenses are included in selling, general and administrative expenses.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2013	2012	2013	2012
Income tax provisions	$11	$(34)	$(38)	$(124)

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2013, we had total cash and cash equivalents of approximately $4.6 million and working capital of approximately $5.1 million. Our cash and working capital during the nine-month period ended September 30, 2013 was positively impacted by the cash received from slot operations but was negatively impacted by expenses associated with casino and gaming development projects, including the construction and opening of Dreamworld Club (Poipet), the purchase of EGMs for gaming operations and the relocation of Dolphin gaming chips and plaques operations from Australia to Hong Kong.

Total capital expenditure for Dreamworld Club (Poipet), which principally included the development and construction of the facility and approximately $5.0 million for gaming equipment, totaled approximately $7.5 million. Of the $7.5 million total expenditure for Dreamworld Club (Poipet), we had incurred approximately $7.4 million as of September 30, 2013.

As part of our growth strategy for gaming operations, we expect to purchase EGMs to supplement existing inventory and source future targeted deployment plans. As part of our growth strategy for gaming products, we intend to incur costs related to increasing capacity and enhancing production efficiencies for these operations.

We also continue to pursue other new gaming projects, however, there is no guarantee we will successfully secure any of these new projects.

We presently expect that our capital expenditures for the remainder of 2013 based on our current contractual commitments will be approximately $300,000 to $350,000. This includes approximately $150,000 for EGM and systems purchases, upgrades and general maintenance capital for the gaming operations business and approximately $150,000 to $200,000 for equipment and systems purchases and general maintenance capital for the gaming products facility.

We presently expect that our capital expenditures for the 2014 fiscal year based on our current contractual commitments will be approximately $3.0 to $4.0 million. This includes approximately $2.0 to $3.0 million for EGM and system purchases, upgrades and general maintenance for the gaming operations business and approximately $1.0 million for equipment purchases and general maintenance capital for the gaming products facility.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our capital expenditure needs through 2014.

As noted above, however, we continue to pursue additional casino and gaming projects. While there is no guarantee we will be successful in securing new projects, if we were to secure new projects our capital expenditures through 2014 would increase beyond the $3.0 to $4.0 million currently contemplated. At this time, we are unable to predict the amount of additional capital expenditures that could be required in 2014 for such potential projects. Where possible, we intend to fund our casino and gaming projects from our cash flow from operations and cash on hand. Further, we will seek to structure the development of these projects in phases to better control and pace the related capital expenditures. However, should we commit to large projects, to the concurrent development of multiple casinos and gaming projects or a new project requires large upfront payments, we may need to acquire additional capital. We would endeavor to obtain any required additional capital from various financing sources including commercial debt financing and the sale of our debt or equity securities. However, there are no commitments or arrangements in place as of the date of this report for receipt of additional capital and there are no assurances we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flows Summary

	Nine-Month Periods Ended September 30,
(amounts in thousands)	2013	2012
Cash provided by/(used in):
Operations	$2,911	$7,443
Investing	(8,463)	(4,771)
Financing	—	(4,929)
Effect of exchange rate change in cash	(173)	128
	$(5,725)	$(2,129)

Operations

Cash provided by operations was approximately $2.9 million for the nine-month period ended September 30, 2013 compared to $7.4 million in the same period of the prior year. The decrease in cash provided by operations was primarily due to a decrease of approximately $1.0 million in slot operations revenue, initial start-up costs for Dolphin Hong Kong and one-off costs, including severance, relocation charges and contract termination fees, of approximately $1.3 million associated with the sale of the non-gaming products assets and relocation of the gaming chips and plaques operations from Australia to Hong Kong in the nine-month period ended September 30, 2013. All of the $1.3 million in one-off costs associated with the sale of the non-gaming products assets and relocation of the gaming chips and plaques operations were incurred in the three-month period ended March 31, 2013. In addition, there was a general reduction in cash of approximately $1.0 million as part of the settlement of payable balances related to the sale of the Dolphin non-gaming assets.

Investing

Cash used in investing activities was approximately $8.5 million for the nine-month period ended September 30, 2013 compared to approximately $4.8 million in the same period of the prior year. The increase in cash used in investing activities was mainly a result of the capital expenditures related to the construction of Dreamworld Club (Poipet), the new factory renovation and purchase of equipment for the new gaming products manufacturing facility and the purchase of a greater amount of EGMs and related systems in the nine-month period of ended September 30, 2013.

Financing

Cash used in financing activities was $NIL for the nine-month period ended September 30, 2013 compared to approximately $4.9 million in the same period of the prior year. The decrease in cash used in financing activities was primarily a result of the full repayment of the notes payable to EGT Entertainment Holding (see Note 13) in December 2012.

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

Allowance for Doubtful Accounts Receivable

As of September 30, 2013, we had net accounts receivable of approximately $1.4 million, representing 4% of total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowances for aged account balances. Revenue is recognized on a cash basis for customers with doubtful accounts receivable. Our allowance for doubtful accounts receivable was approximately $NIL and $15,000 as of September 30, 2013 and December 31, 2012.

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

Gaming Equipment and Property and Equipment

As of September 30, 2013, we had gaming equipment and property and equipment of approximately $18.4 million, representing 50% of total assets. We depreciate gaming equipment and property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as the current operating strategy and legal considerations such as contractual lives. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require a change in the estimated useful lives of such assets.

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

To estimate the undiscounted cash flows of an asset group, we consider potential cash flow scenarios based on management estimates given current conditions. Determining the recoverability of our asset groups is judgmental in nature and requires the use of significant estimates and assumptions, including estimated cash flows, growth rates and future market conditions, among others. Future changes to our estimates and assumptions based upon changes in macro-economic factors, regulatory environments, operating results or management’s intentions may result in future changes to the recoverability of the asset group.

Goodwill and Intangible Assets, including Casino Contracts

As of September 30, 2013, we had intangible assets, including goodwill and casino contracts of $7.4 million, representing 20% of total assets.

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

Finite-life intangible assets, including casino contracts are amortized on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as legal considerations such as contractual life. Future events, such as technology obsolescence could result in a change in the manner in which we use the assets and require a change in the estimated useful lives of such assets. Finite-lived intangible assets, including casino contracts are tested for impairment and recoverability when there are indicators of impairment. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized.

As of September 30, 2013, we had casino contracts and gaming operation agreement of $6.8 million, representing 91% of total intangible assets. The fair value of our casino contracts and gaming operation agreement was estimated using a form of the income approach known as the excess earnings method, excess earnings were discounted to present value at rates commensurate with our capital structure and the prevailing borrowing rates within the industry in general. Determining the fair value of the casino contracts and gaming operation agreement is judgmental in nature and requires the use of significant estimates and assumptions, including revenue, operating expenses, growth rates, discount rates and future market conditions, among others. Future changes to our estimates and assumptions based upon changes in macro-economic factors, operating results or management’s intentions may result in future changes to the fair value of the casino contracts and gaming operation agreement.

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

Stock-based compensation expense totaled approximately $109,000 and $123,000 and $554,000 and $675,000 for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively, in the accompanying consolidated statements of comprehensive income.

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

Item 4.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of September 30, 2013.

(b)  Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	November 14, 2013	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	November 14, 2013	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Chief Accounting Officer

