Form 10-K
period 2013-12-31
Entertainment Gaming Asia Inc.
filed 2014-03-31
CIK 1004673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Unit C1, Ground Floor, Koon Wah Building

No. 2 Yuen Circuit

Yuen Chau Kok, Shatin

New Territories, Hong Kong SAR

(Address of principal executive offices)

+ 852-3147-6600

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐   No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $34,548,871

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 30,024,662 shares as of March 15, 2014.

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

GENERAL

Entertainment Gaming Asia Inc. is engaged in: (i) slot operations, which include the ownership and leasing of electronic gaming machines (EGMs) in resorts, hotels and other venues in Pan-Asia placed on a revenue sharing basis with venue owners; (ii) the development and operation of regional casinos and gaming clubs in the Indo-China region under our “Dreamworld” brand; and (iii) the design, manufacture and distribution of gaming chips and plaques. We previously were engaged in the design, manufacture and distribution of other plastic products, primarily for the automotive industry, however, we sold these legacy operations in March 2013.

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

In May 2010, we announced our intention to expand our gaming operations and develop and operate regional casinos and gaming clubs under the “Dreamworld” brand in certain emerging gaming markets in Indo-China. We believe this expanded business strategy allows us the potential for higher long-term incremental returns on our operations given the ability to collect a greater share of the net win compared to our existing slot contracts. In addition, it provides us with greater long-term control over our operations.

Pursuant to this growth strategy, we have developed two Dreamworld properties in northwestern Cambodia near the Thailand border. The first was Dreamworld Casino (Pailin) in the province of Pailin, which opened in May 2012, and the second was Dreamworld Club (Poipet) in the province of Banteay Meanchey, which officially opened in May 2013.

In addition to our core gaming operations, we develop, manufacture and distribute high-frequency Radio Frequency Identification (“RFID”) and traditional non-RFID gaming chips and plaques under our Dolphin brand. Utilizing our existing infrastructure, we also distribute gaming products for third-party manufacturers in certain markets in Asia.

We have offices in Hong Kong, the Philippines and Cambodia. Prior to the sale of our legacy non-gaming operations in March 2013, we had manufacturing facilities in Australia.

Our mailing address in the United States is:

Entertainment Gaming Asia Inc.

40 E. Chicago Avenue, #186

Chicago, Illinois, 60611

USA

The telephone number in the United States is (312) 867-0848.

During the year ended December 31, 2013, we owned or had rights to certain trademarks that we used in connection with the sale of our products, including, but not limited to Dolphin™ and we made applications for the trademark “Dreamworld” in certain countries in Indo-China. Other than the aforesaid trademarks, this report also makes reference to trademarks and trade names of other companies.

RECENT DEVELOPMENTS

During the fiscal year ended December 31, 2013 and through the date of this report, we have carried out the following corporate actions and transactions:

Outstanding civil litigation in which the Company was a defendant was concluded in January 2014 with all charges dismissed against all parties. On March 26, 2010, a complaint (as subsequently amended on May 28, 2010 and December 20, 2011) (the “Complaint”) was filed by certain of our shareholders including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd (collectively, the “Plaintiffs”) in the United States District Court for the Southern District of New York against certain defendants including the Company and certain other of our current and former directors and officers. The case number is 12-4393.

On December 18, 2013, the Second Circuit affirmed by Summary Order the District Court’s September 28, 2012 judgment granting the dismissal of the Plaintiffs’ Complaint. The Plaintiffs did not request a rehearing of the Summary Order in the permitted time, and therefore, the civil action was concluded.

We recorded a non-cash impairment charge of $2.5 million as of December 31, 2013 for our Dreamworld Casino (Pailin) operations. On January 17, 2014, our board of directors, acting on the recommendation of management, concluded that the Company should under U.S. generally accepted accounting principles record an impairment charge of approximately $2.5 million as of December 31, 2013 related to the Dreamworld Casino (Pailin) operations. The impairment charge involves the write-down of assets related to the building infrastructure and related gaming assets and is not expected to result in future cash expenditures.

We sold our non-gaming manufacturing operations in Australia and relocated the production of our Dolphin gaming chips and plaques to Hong Kong. On February 22, 2013, we entered into a Share Sale Agreement pursuant to which we sold the portion of our business dedicated to the manufacture and sale of non-gaming plastic products, mainly automotive parts. In connection with the sale of the non-gaming plastic products operations, we also relocated our gaming chips and plaques operations from Melbourne, Australia to Hong Kong.

Pursuant to the Share Sale Agreement, we agreed to sell to our former general manager of operations all of the share capital of Dolphin Products Pty Limited (“Dolphin Australia”), an Australian company through which we had conducted both our gaming chips and plaques operations and our non-gaming plastic products operations since 2006. Prior to the completion of the sale, we transferred out of Dolphin Australia to a newly formed Dolphin Products Limited in Hong Kong (“Dolphin Hong Kong”), both of which are subsidiaries wholly-owned by us, all working capital on hand and all business and assets related to the gaming chips and plaques production operations, including but not limited to, the equipment and tooling, finished goods, work-in-progress, raw materials, business orders, technical know-how and related intellectual property rights.

Total consideration for the sale of these assets was 350,000 Australian dollars (AUD), which was paid on March 28, 2013 upon completion of the transaction. For a period of up to five years after the completion of the sale, the non-gaming operations under the new ownership will not be permitted to engage in the gaming business in Australia and certain countries in Asia. We terminated the employment of all existing Dolphin Australia employees, including the said general manager of operations, and paid the severance costs as part of the transaction.

We incurred one-time cash costs associated with the sale and relocation, which included severance and relocation charges of approximately $1.3 million. These costs and approximately $1.0 million in one-time, non-cash charges were incurred in 2013 and were funded from our available working capital. The new facility in Dolphin Hong Kong commenced operations in the second quarter of 2013.

During the year ended December 31, 2012, we made investments in new equipment and the development of in-house manufacturing processes for Dolphin Australia to improve production efficiency and capacity. The benefits of those investments were retained and transferred to the new Hong Kong facility. The relocation of gaming chips and plaques production to Hong Kong has enabled us to increase capacity and the potential to achieve greater economies of scale on higher production volumes, escalate the development of our product range and high-security features by availing us to greater high-tech resources and improve monitoring and controls. We believe these efforts will enable us to maintain the price competitiveness of our gaming products, improve our ability to secure large new gaming chip and plaque orders and broaden and deepen our customer relationships in the growing gaming markets in Asia.

We opened our second gaming development project, Dreamworld Club (Poipet). In May 2013, we officially opened our second gaming development project, Dreamworld Club (Poipet), which we solely developed and operate. Dreamworld Club (Poipet) is a standalone slot hall with approximately 300 EGM seats. It is prominently located in the established gaming market of Poipet in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand border. Dreamworld Club (Poipet) soft opened in March 2013 and the official grand opening was held in May 2013.

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

Total capital expenditures for Dreamworld Club (Poipet), which principally included the development and construction of the facility and gaming equipment, were approximately $7.5 million, including approximately $5.0 million to source top-of-the-line EGMs. We are responsible for all capital expenditures for Dreamworld Club (Poipet) and all incurred expenditures have been funded through our internal cash resources.

GAMING BUSINESS

Overview

Since September 2007, our primary business model has focused on the ownership and leasing of EGMs placed with venue owners on a revenue sharing basis within certain countries in Pan-Asia (“slot operations”). Currently, our slot operations are located in Cambodia and the Philippines. By utilizing our developed operational experience and established market presence and key relationships, we identify and secure venues for the placement of EGMs and, where warranted, casino management systems that track game performance and provide statistics on each installed EGM owned and leased by us. We contract with the venue owners or operators for the placement of the EGMs on a revenue sharing basis, and we acquire and install the EGMs and other gaming systems and peripherals at the relevant gaming venues.

In addition, we develop and operate regional gaming casinos and slot halls under our own “Dreamworld” brand. We have two Dreamworld properties in Cambodia. The first is Dreamworld Casino (Pailin), a casino which opened in May 2012, and the second is Dreamworld Club (Poipet), a slot hall which officially opened in May 2013.

Gaming operations, which include slot and casino operations, comprised 86% of consolidated revenue for the year ended December 31, 2013. Slot operations comprised approximately 75% and casino operations, which included solely Dreamworld Casino (Pailin), comprised approximately 11% of our consolidated revenues for the year ended December 31, 2013.

Slot Operations

We contract with the venue owners or operators for the placement of EGMs on a revenue sharing basis and directly acquire and install the EGMs and other gaming peripherals at the relevant gaming venues. The target market for our EGM participation business is hotels and resorts and various other gaming venues in certain markets in Pan-Asia. We focus on underserved gaming markets that we believe are poised for significant growth, and many of the targeted venue owners have little or no gaming operations experience.

We utilize EGMs from leading manufacturers, including Aristocrat Technologies, International Game Technology and WMS Gaming. As of December 31, 2013, we had an inventory of 204 EGMs suitable for deployment and believe, given our casino development plans, that we will need to supplement our existing inventory with the purchase of a certain number of new and used EGMs from cash on hand and cash from operations over the next twelve months.

We help to market, design and develop the gaming venues of the venue owners to whom we lease our EGMs and related systems. We contract with the venue owners for the leasing and maintenance of the EGMs on a revenue sharing basis. We provide the development and implementation of various related gaming services in the Pan-Asia region which include:

•	Developing the technical and network design, layout and overall space configuration of the gaming floor in order to best utilize and leverage the available space and present an appealing environment to customers; and

•	Selecting the optimal mix of EGMs for the property to optimize the economic potential of the gaming floor and overall experience for the venue owners’ customers.

We assist the venue owners by recruiting and training the necessary gaming floor personnel for the operations and maintenance of the EGMs and back-of-the-house accounting. In most cases, the gaming floor personnel are our employees although their salaries and related expenses are shared by the venue owners and us according to the same revenue sharing ratio as agreed under the relevant participation agreements. In addition, we maintain all performance data and provide ongoing technical and operations support in order to optimize game performance throughout the gaming floor.

Slot operations revenue and gross margin are influenced by a number of factors, including the number and type of EGMs in service, the levels of play and the revenue sharing percentages. Cost of slots operations includes depreciation and amortization, joint cost sharing (in the event our contract dictates, we are involved in the management of the floor operations) and other installation and maintenance costs of the EGMs.

As of December 31, 2013, our slot operations were concentrated in Cambodia and the Philippines. In Cambodia, we had a total of 1,109 EGM seats in operation in three venues. In the Philippines, we had a total of 563 EGM seats in operation in three venues.

Competition

The global gaming industry is highly competitive. Our competitors principally include private companies in Cambodia and both public and private companies in the Philippines with operations focused on the Asian market. Part of our operating strategy includes addressing markets and customers where we face less competition and entry barriers are higher due to several factors including:

•	United States Gaming Laws: All of the major gaming equipment suppliers are licensed by a large number of United States regulatory agencies. In order for one of these companies to enter the markets we serve in Asia on a direct revenue sharing model with a foreign operator, the operator would be required to comply with various United States regulatory procedures. We are not subject to this requirement as we currently do not have any gaming licenses in the United States.

•	Local Knowledge: Through our operating experience, we have an extensive database of contacts and relationships throughout the Pan-Asia region that provides us with an advantage to penetrate these under-developed markets.

Gaming Regulations and Licensing

The regulatory structures in the Asian countries where we operate our slot and casino development businesses, including the Philippines and Cambodia, are not as developed or clearly defined as the United States. In general, all of the countries in which we currently operate our slot operations require the venue owners to obtain the necessary gaming licenses in order to operate the EGMs leased by us and we demand that all venue owners to whom we lease EGMs, being our customers in the Philippines and Cambodia, hold the required gaming licenses to operate their venues. Since our slot business model primarily focuses on leasing of the EGMs to the venue owners, technically, we are not considered to be an operator or owner of the gaming operations by the relevant authorities (although to a certain extent we have assumed some operator roles, including but not limited to the design of marketing programs, recruitment, training and management of floor staff, in certain of our venues) and thus, we are not required to obtain any form of gaming licenses in either the Philippines or Cambodia for our slot business in such jurisdictions. However, current gaming laws, including licensing requirements and other regulatory obligations, could change or become more stringent resulting in additional regulations being imposed upon us and our slot operations. Any such adverse developments in the regulation of the gaming industry could be difficult to comply with and significantly increase our costs which, in turn, could cause our slot business to cease to be viable.

We currently hold certain licenses or approvals from the relevant government authorities of Cambodia for construction and operation of our casino projects. We hold a formal gaming license issued by the Cambodian Government in July 2012 to operate Dreamworld Casino (Pailin) in the Pailin Province of Cambodia.

In addition, we hold the in-principle approval at the municipal level to build and open a casino hotel in the Kampot Province of Cambodia from the Cambodia Government. Pursuant to such approval, we are allowed to construct and open a casino-hotel for table games and EGMs with the proposed name of Dreamworld Casino (Kampot) in the province. We also hold in-principle approvals at the municipal and provincial levels to build and open a casino hotel in the Takeo Province from the Cambodia Government. Pursuant to such approvals, we are allowed to construct and open a casino-hotel for table games and EGMs with the proposed name of Dreamworld Casino (Takeo) in the province. It is anticipated that the formal gaming licenses and approvals of each of the aforementioned casino projects would be obtained upon completion of the construction of the relevant casinos. At the present time, we do not expect to commit significant capital to the projects in the Kampot or Takeo Provinces until these areas have demonstrated a more developed player base. Our future development plans for these projects will be dependent on available capital and local market conditions at that time.

GAMING PRODUCTS

We engage in the design, manufacture and distribution of gaming chips and plaques, and until March 2013, we had been engaged in the design, manufacture and distribution of other, non-gaming plastic products, mainly automotive parts. On February 22, 2013, we entered into a Share Sale Agreement pursuant to which we agreed to sell the portion of our business dedicated to the manufacture and sale of non-gaming plastic products. The closing of the Share Sale Agreement occurred on March 28, 2013. In connection with the sale of the non-gaming plastic products operations, we relocated the gaming chips and plaques operations from Melbourne, Australia to Hong Kong. In addition, as part of our strategy to fully leverage our relationships in Asia and existing infrastructure in both Indo-China and the Philippines, we expanded the gaming products division to include the distribution of third-party gaming products. We entered into several distribution agreements toward the end of the year ended December 31, 2013 and no revenue from these agreements was recognized during the year.

Overview of Gaming Chips and Plaques

We focus on the development, manufacture and sale of gaming chips and plaques from our Dolphin subsidiary. We relocated the production and sales of our gaming chips and plaques to Hong Kong from Melbourne, Australia during the year ended 2013. The new facility in Dolphin Hong Kong became operational in the second quarter of 2013.

Our gaming chips and plaques products include:

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

Marketing and Distribution of Gaming Chips and Plaques

In an effort to derive greater value from our high-frequency RFID and traditional non-RFID gaming chips and plaques, we have directed greater resources to these operations in the form of marketing and product development. We have engaged a marketing agent to promote and distribute these products for us in Australia, New Zealand, Macau and certain other Asian territories.

At present, our casino customers include, amongst others, City of Dreams, Altira, Venetian and Galaxy in Macau, Crown Casino, Crown Perth and Star City Casino in Australia and Solaire Resort & Casino and City of Dreams Manila in the Philippines.

Gaming Chips and Plaques Competition

The gaming products industry is competitive. We compete with established gaming products companies, which have more substantial histories, backgrounds, experience and records of successful operations, greater technical, marketing and other resources, and more employees and extensive facilities than we have or will have in the foreseeable future. For the year ended December 31, 2013, our most significant competitor for gaming chips and plaques was Gaming Partners International Corporation.

Gaming Regulations and Licensing of Gaming Chips and Plaques

In most jurisdictions outside the United States, manufacturers and distributors of gaming chips and plaques are not required to be licensed. However, in most markets in the United States, gaming chips and plaques are generally regarded as “gaming devices” by the gaming authorities and, therefore, manufacturers of these products are required to be licensed. Given the costly application process and ongoing maintenance, at present we neither possess nor have applied for any licenses to sell our Dolphin gaming chips and plaques in the United States.

Manufacturing and Assembly of Gaming Chips and Plaques

The manufacture of gaming chips and plaques has been performed at the new Dolphin facilities, which is also our corporate headquarters, in Hong Kong since the second quarter of 2013. Prior to this, gaming chips and plaques were manufactured in our prior facility in Melbourne, Australia.

Dolphin has licensed certain RFID technology from a third party.

Suppliers

During the year ended December 31, 2013, most materials for the casino chips and plaques were sourced in Australia and Southeast Asia.

Product Development of Gaming Chips and Plaques

During the years ended December 31, 2013 and 2012, we spent approximately $261,000 and $395,000, respectively, on product development activities related to gaming chips and plaques. Product development activities declined for the year ended December 31, 2013 due to the relocation of the gaming products manufacturing plant during the year and increased activities related to our plaques during the year ended December 31, 2012.

Overview Third-Party Distribution Products

We have distribution agreements with several suppliers to source table games and accessories in various markets in Asia. These agreements do not require purchase commitments from us.

Overview of Non-Gaming Plastic Products

Until the closing of the sale of the non-gaming operations on March 28, 2013, we were engaged in the development, manufacture and sale of plastic products for a number of industries other than gaming primarily, the automotive industry.

INTELLECTUAL PROPERTY

In October 2005, we acquired the rights to U.S. Patent No. 6,659,875, which covers a unique process for manufacturing RFID chips and plaques. We also hold patents covering similar processes issued by Australia and the United Kingdom. In addition, in February 2007, we filed a new provisional specification in Australia to protect additional enhancements in the manufacture of RFID chips and plaques. All intellectual property that was previously held by Dolphin Australia was transferred to Dolphin Hong Kong prior to the closing of the sale of the non-gaming operations.

Many elements incorporated in our proprietary products are in the public domain or otherwise not amenable to legal protection and the steps taken by us will not, in and of themselves, preclude competition with our proprietary products.

EMPLOYEES

As of March 15, 2014, we had approximately 113 full-time employees in Hong Kong, 1 full-time employee in the United States, 28 full-time employees in the Philippines, 40 full-time employees and 485 staff for floor operations at NagaWorld, Thansur Bokor, Dreamworld Club (Poipet) and Dreamworld Casino (Pailin) in Cambodia. None of our employees are represented by labor unions, and we consider our relationships with employees to be satisfactory. As part of the sale of the Dolphin’s non-gaming operations in March 2013, we terminated, according to the local labor laws, the employment of all our employees in Australia effective March 31, 2013.

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

We have a history of operating losses. We achieved substantial improvement in our financial performance and generated positive cash flows from operations and net income for the years ended December 31, 2011 and 2012 due to initiatives to refocus our business operations and streamline our cost structure. However, for the year ended December 31, 2013, we incurred a net loss from continuing operations of approximately $5.2 million and may continue to incur losses for the foreseeable future. We do not have a significant history in slot operations, which commenced in the second half of 2007, and in 2012 commenced a new line of operations involving the development and operation of our own regional casinos and gaming venues in the Indo-China region. Our limited operating history in the gaming business makes it difficult for potential investors to evaluate our business or prospective operations. Further, we remain subject to the risks inherent in any developing business, including those mentioned below. While we will endeavor to generate positive cash flows from operations and net income, there can be no assurance that we will be successful in doing so.

Due to the nature of our slot operations, the actions of our venue owners with which we partner could impact our financial performance. Our slot operations, which involve the ownership and leasing of EGMs on a revenue sharing basis in certain countries in Asia, are presently the primary contributor to earnings. These operations focus on targeting venue owners who have little or no gaming operations experience. Since we participate on a revenue sharing basis with these venue owners, our revenue generated from these agreements will be dependent to a significant degree on the efforts and capabilities of the venue owners. Our revenues and results from the slot operations may be impacted by the ability of the venue owners to manage the gaming operations of their venues. Accordingly, there can be no guarantee that the venue owners will be able to manage the gaming operations successfully or that the gaming venues operated by them will perform at levels consistent with our financial projections and underlying forecasts and assumptions. Further, we have limited past business relationships with certain of the venue owners and, despite background checks and other due diligence that we may perform, the venue owners may not be reputable. In the event that any of the venue owners are not reputable, this would expose us to the risk of being unable to collect the revenue to which we are entitled under the revenue share arrangements and protect our gaming machine assets.

We have a dependence on NagaWorld. In Cambodia, our slot operations largely focus on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918). As of December 31, 2013, we had 670 EGMs under contract in NagaWorld, representing approximately 40% of our total EGMs placed for our slot business as of that date, and those machines are among our highest performing units on a net win per day basis. For the year ended December 31, 2013, our operations in NagaWorld accounted for approximately 53% of consolidated revenue and approximately 72% of revenue from slot operations. We believe we have a good relationship with NagaCorp, however, should material events occur that are detrimental to NagaWorld and its operations or cause the loss of this customer, it would have a significant negative impact on our financial performance. The current contract with NagaWorld will expire in March 2016. There can be no assurances that we will be able to renew the contract under similar conditions, if at all. Absent significant improvement in our existing operations and/or securing new successful projects, the loss of the NagaWorld contract would have a significant negative impact on our financial performance.

We could require additional funding in the future to execute casino and gaming development plans. As of December 31, 2013, we had working capital of approximately $5.2 million. Since December 31, 2013, working capital has been positively affected by solid cash flow contributions from gaming operations, particularly the NagaWorld slot operations; net of capital expenditures incurred for gaming production equipment.

We believe we have sufficient cash on hand to fulfill all current obligations as they become due and to fund equipment purchase plans and maintenance for both the gaming operations and gaming products businesses. Based on internal revenue projections, existing EGM placement rollout plans and our inventory of EGMs, we believe we have the needed capital to fund existing operations over the next 12 months. However, we may need to raise additional capital within the next 12 months if we were to: commit to a large development project, the concurrent development of multiple casino and gaming projects or a new project that requires large upfront payments; experience a shortfall in internal earnings projections; become required to procure additional EGMs for projects; or require capital for reasons not currently contemplated. We would endeavor to raise funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results can occur:

•	the percentage ownership of our existing stockholders will be reduced;

•	our stockholders may experience additional dilution in net book value per share; and/or

•	the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Intended expansion of gaming operations represents material addition to our business model, which has not been proven by us. In May 2010, we announced plans to expand the gaming operations and become an owner and operator of regional casinos and gaming venues under the “Dreamworld” brand in certain emerging gaming markets in Indo-China. While we believe that we can leverage our existing market presence and relationships to execute our casino and gaming development plans, there is no guarantee we will be successful in securing new casino and gaming projects, funding those projects and/or executing plans to build and operate any of the casino and gaming projects. Since we do not have a prior history in the development and operation of regional casinos and gaming venues, it is difficult for potential investors to evaluate these prospective operations. Further, we remain subject to the risks inherent in any developing business, including those mentioned herein. Some of our assumptions will invariably not materialize and some unanticipated events and circumstances may affect other assumptions. Therefore, the actual results achieved may vary from the pro forma projections considered by management, and the variations may be material. No assurance can be given that the future results of our casino and gaming development operations will meet with consumer acceptance or market success.

Our slot operations and casino and gaming venue development operations are focused in markets outside the United States, which exposes us to risks inherent in international business operations. We intend to pursue slot operations and casino and gaming development projects in certain markets in Pan-Asia. We also focus our sales efforts for gaming products, primarily gaming chips and plaques, in Asia and Australia. However, these efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

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

Our gaming operations are presently concentrated in Cambodia and the Philippines, which means our results of operations or financial condition could be materially adversely effected by economic or political developments in either country. Our business model contemplates the development of slot operations in Pan-Asia and casino development business in Indo-China, however at the present time our gaming operations are located solely in Cambodia and the Philippines. As a result, we experience significant exposure to the business concentration risks presented by the economies and regulatory environments of these two countries. The governments of Cambodia and the Philippines exercise substantial control over virtually every sector of their respective countries’ economy through regulations and, in some cases, state-ownership. Our ability to operate in Cambodia and the Philippines may be harmed by changes in the local laws and regulations, including those relating to gaming, taxation, environmental regulations, land use rights, property and other matters. In the Philippines, with the exception of major integrated resorts in the Manila area, almost all gaming operations are controlled by the Philippine Amusement and Gaming Corporation (“PAGCOR”), a government corporation that holds the exclusive right to operate slot rooms in the Philippines, which reports directly to the Office of the President of the Philippines. While we have no reason to believe at this time any of our gaming operations or partners are facing the risk of any adverse government action in Cambodia or the Philippines, the central or local governments of such jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure compliance with such regulations or interpretations or which may even restrict the licenses under which we and our partners operate. Likewise, any political turmoil, adverse weather condition, calamity or epidemic occurs in any of these two countries would have a significant negative impact on our business operations and financial performance.

For the year ended December 31, 2013, our financial performance for our slot operations in NagaWorld was negatively impacted due to organized protests in Cambodia’s capital of Phnom Penh, which related to the country’s national elections held in July 2013 and general labor unrest. Revenue from our slot operations in NagaWorld declined to $13.0 million for the year ended December 31, 2013 compared to $14.1 million in the prior year.

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

Patent, trade secret, copyright and trademark laws provide limited protection. The protections provided by laws governing intellectual property rights do not prevent competitors from developing, independently, products similar or superior to our products and technologies. In addition, effective protection of copyrights, trade secrets, trademarks, and other proprietary rights may be unavailable or limited in certain foreign countries. We may be unaware of certain non-publicly available patent applications, which, if issued as patents, could relate to our services and products as currently designed or as we may modify them in the future. Legal or regulatory proceedings to enforce our patents, trademarks or copyrights could be costly, time consuming, and could divert the attention of management and technical personnel.

Melco International Development Ltd., through its subsidiary EGT Entertainment Holding, holds a significant interest in our common stock, giving Melco significant power over our management and all shareholder actions. As of December 31, 2013, EGT Entertainment Holding owned 11.5 million shares of our common stock, representing approximately 38.1% of the issued and outstanding common shares. Accordingly, given its equity ownership, EGT Entertainment Holding has significant control over all matters requiring approval by our shareholders, including the power to elect our board members and other significant corporate transactions. This concentration of ownership will make it difficult for other shareholders to effect substantial changes in our Company, and also will have the effect of delaying, preventing or expediting, as the case may be, a further change in control.

Our board of directors may issue blank check preferred stock, which may affect the voting rights of our holders and could deter or delay an attempt to obtain control of us. The board of directors is authorized, without stockholder approval, to issue preferred stock in series and to fix and state the voting rights and powers, designation, preferences and relative, participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Preferred stock may rank prior to our common stock with respect to dividends rights, liquidation preferences, or both, and may have full or limited voting rights. Accordingly, issuance of shares of preferred stock could adversely affect the voting power of holders of our common stock and could have the effect of deterring or delaying an attempt to obtain control of us.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease the following offices and warehouse facilities throughout Asia:

Location/Activities	Expiration Date of Lease	Monthly Lease Payment (USD)	Area (sq. ft.)
Cambodia; administrative office	September 2014	5,200	4,230
Cambodia; warehouse facilities	No Fixed Term	2,300	7,535
Hong Kong; manufacturing and administrative offices	February 2016	52,000	21,680
Philippines; administrative office	September 2014	2,000	1,668

In the United States, we do not have an office but we have a mailing address at 40 E. Chicago Avenue, #186, Chicago, Illinois.

Item 3.	Legal Proceedings

We were a party to certain legal matters as discussed below.

Prime Mover/Strata Litigation

On March 26, 2010, a complaint (as subsequently amended on May 28, 2010 and December 31, 2013) (the “Complaint”) was filed by certain of the Company’s shareholders including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd (collectively, the “Plaintiffs”) in the United States District Court for the Southern District of New York against certain defendants including the Company and certain other of our current and former directors and officers. The case number is 12-4393.

On December 18, 2013, the Second Circuit affirmed by Summary Order the District Court’s September 28, 2012 judgment granting the dismissal of the Plaintiffs’ Complaint. Since the Plaintiffs did not request a rehearing of the Summary Order in the permitted time, the civil action was concluded.

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

The following tables set forth the high and low closing sale prices of our common stock as reported by the relevant exchange for each quarter during the past two fiscal years (all historical share price information presented below has been proportionally adjusted to reflect the impact of the Reverse Split):

2013	Low	High
Fourth Quarter	$1.18	$1.61
Third Quarter	$1.18	$1.88
Second Quarter	$1.63	$2.25
First Quarter	$1.77	$2.10

2012	Low	High
Fourth Quarter	$1.91	$2.55
Third Quarter	$2.05	$2.92
Second Quarter	$1.77	$4.72
First Quarter	$0.89	$2.08

Holders of Record

As of March 15, 2014, we had outstanding 30,024,662 shares of common stock, held by approximately 150 shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of the business.

Equity Compensation Plan Information

We effected a 1-for-4 reverse stock split of our common shares as of June 12, 2012. All historical share amounts and share price information presented below have been proportionally adjusted to reflect the impact of this reverse stock split.

On July 23, 2010, shareholders approved an amendment of our 2008 Stock Incentive Plan (the “2008 Plan”), to increase the number of common shares authorized for issuance under the plan from 1,250,000 to 2,500,000. On July 13, 2012, shareholders approved another amendment of our 2008 Plan to further increase the number of common shares authorized for issuance under the plan from 2,500,000 to 3,750,000. The 2008 Plan was adopted by our stockholders on September 8, 2008. We previously had two other stock options plans, our Amended and Restated 1999 Stock Option Plan and our Amended and Restated 1999 Directors’ Stock Option Plan, both of which expired in January 2009. However, those options previously granted under the expired stock option plans which were outstanding as of the plans’ expiration remain outstanding. Pursuant to the aforementioned plans, as of December 31, 2013, there were options outstanding to purchase 3,291,738 shares of our common stock with a weighted average exercise price per share of $2.11 and options available for future issuance to purchase 335,338 shares of our common stock.

The following table sets forth certain information as of December 31, 2013 about our stock plans under which our equity securities are authorized for issuance.

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options	Options	Reflected In Column (a))
Equity compensation plans approved by security holders	3,291,738	$2.11	335,338
Equity compensation plans not approved by security holders	—	—	—
Total	3,291,738	$2.11	335,338

The first column reflects outstanding stock options to purchase: (i) 936,864 shares of common stock pursuant to our Amended and Restated 1999 Stock Option Plan with a weighted average exercise price of $3.85; (ii) 22,500 shares of common stock pursuant to our Amended and Restated 1999 Directors’ Stock Option Plan with a weighted average exercise price of $6.84; and (iii) 2,332,374 shares of common stock pursuant to our 2008 Stock Incentive Plan with a weighted average exercise price of $1.37. The third column reflects 335,338 shares remaining for issuance under our 2008 Stock Incentive Plan as of December 31, 2013.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the years ended December 31, 2013 and 2012 included elsewhere in this report.

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

Entertainment Gaming Asia Business Operations

Gaming Operations
Slot Operations (Participation)
Focus: Cambodia and the Philippines
Provides quality recurring cash flows
Establishes presence and goodwill in key markets
Casino Operations
Focus: Indo-China and other growing gaming markets in Asia
Provides growth and higher return potential
Expands market presence and recognition of "Dreamworld" brand
Increases operational control
Gaming Products
Gaming Chips and Plaques and Related Products
Focus: Asia & Australia
Provides diversification with long-term meaningful earnings potential
Expands ability to serve growing gaming markets in Asia

During the year ended December 31, 2013, we expanded our gaming operations with the opening of a new property, Dreamworld Club (Poipet). In addition, we completed the restructuring of our legacy businesses with the divestiture of a low-margin, non-gaming business and relocation and repositioning of the gaming products division.

Our consolidated revenue for the year ended December 31, 2013 was approximately $24.3 million, of which revenue from the gaming operations and gaming products segments comprised 86% and 14%, respectively, of consolidated revenue. This compares to consolidated revenue of approximately $26.8 million for the year ended December 31, 2012, of which revenue from the gaming operations and gaming products segments comprised 76% and 24%, respectively, of consolidated revenue.

We have developed our business model with the goal of creating growth potential and the ability to generate quality recurring cash flow. We believe that this model combined with our established presence and strong relationships in our markets provide us the potential to capitalize on the growth opportunities in our target markets in Asia. We seek to improve revenue by making our gaming properties quality leaders in their markets by providing our customers with their favorite games, superior customer service and attractive and comfortable surroundings. We seek to increase and expand our diversified revenue streams through our gaming products division. We seek to improve margins by focusing on operational efficiency and cost control. Our long-term strategy includes responsible investment in improving and maintaining our existing operations and selectively securing new projects that will serve to enhance our presence and build deeper brand equity in the Dreamworld name in our markets. We intend to implement these strategies in ways that we believe will benefit our shareholders.

Slot Operations

Our slot operations involve the leasing of EGMs on a revenue sharing basis to gaming establishments. We utilize our operational experience, established market presence and key relationships to identify and develop new gaming venues, acquire EGMs, casino management systems and other gaming peripherals directly from manufacturers, dealers and suppliers and install the same in our contracted venues. In addition, we assist the venue owners in brand-building and marketing promotions.

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

As of December 31, 2013, our slot operations were located in two countries, Cambodia and the Philippines, and totaled 1,672 EGM seats in operation in six venues. In Cambodia, we had a total of 1,109 EGM seats in operation in three venues. In the Philippines, we had a total of 563 EGM seats in operation in three venues.

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

Our slot operations in Cambodia also include Thansur Bokor Highland Resort, a casino resort developed by leading Cambodian hotelier, Sokha, in a tourist area of the Kampot Province. The resort officially opened in May 2012 but portions of the initial phase of the property including the entertainment complex were not completed until early 2013. To-date, we have placed approximately 180 EGMs in this venue. Under the terms of the agreement, we have the ability to place up to 250 EGM seats and jointly manage these slot operations in the resort. We and Sokha split the gross win and certain operating expenses for the placed EGMs on a respective basis of 27%/73%. The contract duration is five years commencing from May 2012. This project expanded our gaming operations in the Indo-China region with a prominent partner with multiple hotel and resort properties in Cambodia.

Our most recent slot operations project in Cambodia is Dreamworld Club (Poipet). Unlike our other slot operations, we solely developed and operate this property. Dreamworld Club (Poipet) is a standalone slot hall with approximately 300 EGM seats. It is prominently located in the established gaming market of Poipet in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand border. Dreamworld Club (Poipet) soft opened in March 2013 and the official grand opening was held in May 2013.

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

In the Philippines, our slot operations comprise three venues in the greater Manila area. For these three venues, our share of the net win per unit per day ranges from 15% to 35%. The typical initial term for these contracts is five years with renewal options. The strong Philippine economy, the interest of the government to expand gaming in the country and close geographic proximity to major markets in Asia, among other reasons, has led to increased development of major casinos in the market. While this results in increasing competition for our venues in this market, we remain focused on enhancing returns on assets in the Philippines through targeted marketing programs and strategic management of the machine mix.

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

Casino Operations

Our casino operations presently comprise one property, Dreamworld Casino (Pailin), which opened in May 2012. This property is located in the emerging gaming market in the Pailin Province of Northwestern Cambodia next to the Thailand border.

Dreamworld Casino (Pailin) is constructed on land leased from a local land owner and, in consideration, the land owner is entitled to receive monthly a rental fee in the amount of $5,000 and 20% of the profit before depreciation (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the casino’s revenue). The initial lease term is 20 years, commencing in September 2011 and is subject to renewal by the parties in writing.

Dreamworld Casino (Pailin) measures approximately 16,000 square feet and presently houses 88 EGM seats and table games leased to a third-party operator. The local partner also owns property adjacent to Dreamworld Casino (Pailin) measuring nearly 250,000 square feet. We had an option to lease this adjacent property when it became available to develop additional phases of the Dreamworld Casino (Pailin). The adjacent property became available for lease during the three-month period ended September 30, 2013 and we declined the option to lease this property.

Total capital expenditures for Dreamworld Casino (Pailin) were approximately $2.5 million, which was paid solely by us from internal cash resources.

The performance of Dreamworld Casino (Pailin) has not met our expectations primarily due to an insufficient level of natural player traffic. Given the high costs associated with acquiring a quality player base in this market, in September 2013, we began to transition to a leasing model for the table games at Dreamworld Casino (Pailin) in an effort to provide recurring revenue and reduce operating costs. Under the terms of the table game leasing contracts, the third-party operators pay us a fixed monthly rental fee per table. We presently have one third-party table game operator under contract on a month to month basis. Under current market conditions, Dreamworld Casino (Pailin) is reliant on the third-party rental income and slot revenue to cover its cash operating costs.

While operating losses for this property have narrowed in recent months due to strategic improvements in the operating model, at the present time, the operations do not generate positive cash flow and we do not see an avenue to improve profitability under this model.

As a result and in compliance with the annual valuation review of the Dreamworld Casino (Pailin) facility and gaming assets under U.S. Generally Accepted Accounting Principles (GAAP), we recorded an impairment charge of approximately $2.5 million as of December 31, 2013 related to these operations.

We are reviewing potential options for Dreamworld Casino (Pailin), which include but are not limited to seeking additional leasing contracts with third-party table game operators, sub-letting the entire facility or exiting the operations altogether.

In addition to Dreamworld Casino (Pailin), we have another potential gaming development project in the pipeline in the Kampot Province of Southwestern Cambodia near the Vietnam border. In partnership with a local land owner, we may develop this project as a small casino or slot hall branded with the Dreamworld name on land owned by the local partner.

Under the terms of the partnership, the local partner would lease us the land for a period of 25 years for an annual fee of $1 and we would provide funding for all development, construction and pre-opening costs for the project and all necessary gaming equipment. We and the local partner would split the project’s profit before depreciation (the total gross revenue of the casino or slot hall less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the casino’s revenue) on a respective basis of 60%/40%. Total capital expenditures for the project are projected to be approximately $1.2 million as the EGMs would be sourced from existing inventory.

The development timeline for the project in Kampot is under review until the market has demonstrated a more developed player base and previously planned infrastructure improvements by third parties in the area are in place.

We also own a parcel of land with total area of approximately seven acres in the Takeo Province of Cambodia near the Vietnam border and were granted in-principle approval to build and open a casino-hotel in the Takeo Province by the Cambodian government. We do not expect to commit significant capital to the project on this land until the market has demonstrated a more developed player base.

We continue to selectively pursue additional casino development projects in Indo-China and other growing gaming markets in Asia that will enable us to expand our market presence and increase brand equity in our Dreamworld name. We seek markets that offer an established player base and projects that would provide meaningful scale to our operations. While there is no guarantee we will be successful in signing new projects, we aim to secure projects that will provide the opportunity for higher net returns to the Company.

Gaming Products

During the year ended December 31, 2013, we successfully completed our plans to restructure our legacy operations. On March 28, 2013, we completed the sale of the non-gaming manufacturing portion of the operations in a management-led buyout for total consideration of AUD350,000. In connection with the sale, in March 2013, we commenced the relocation of our manufacturing facilities for the gaming products portion of the business, namely gaming chips and plaques, to Hong Kong from Australia. Commercial operation of the new Hong Kong facilities, which are also the new home of our corporate headquarters, began in May 2013.

These actions not only enabled us to exit a non-core, low-margin business but also better position us to secure large new orders in the growing Asian gaming markets as well as provide for increased production capacity and economies of scale and improved R&D capabilities. In addition, it improves our ability to expand our product mix to include other gaming products, which could add incremental revenue streams and further enhance our competitive positioning.

We recorded one-time cash costs associated with the above sale and relocation, which included severance and relocation charges, of approximately $1.3 million. These costs were all incurred during the three-month period ended March 31, 2013 and were funded from our available working capital.

As part of our strategy to more fully leverage our relationships in Asia and existing infrastructure in both Indo-China and the Philippines, we have been seeking opportunities to expand the gaming products division beyond gaming chips and plaques with the distribution of third-party gaming products. We have distribution agreements with several suppliers under various terms for certain markets in Asia and we are actively seeking additional distribution opportunities to expand our product mix.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2013 AND 2012

The following table summarizes our operating results on a consolidated basis and separately by each of the two operating segments, namely, gaming operations and gaming products for the years ended December 31, 2013 and 2012.

On February 22, 2013, we entered into a share sale agreement pursuant to which we agreed to sell the portion of our subsidiary, Dolphin Products Pty Limited, business dedicated to the manufacture and sale of non-gaming plastic products, mainly automotive parts. The sale closed on March 28, 2013. All historical revenues and expenses associated with our non-gaming plastic products operations for the years ended December 31, 2013 and 2012 have been reclassified as discontinued operations.

			Increase/(Decrease)
			from 2012 to 2013
	Years Ended December 31,		Dollar	%
(amounts in thousands, except per share data)	2013	2012	Amount	Amount
Total:
Revenues	$24,294	$26,843	$(2,549)	(10)%
Gross profit	$6,262	$9,999	$(3,737)	(37)%
Gross margin percentage	26%	37%
Adjusted EBITDA (1)	$6,249	$10,514	$(4,265)	(41)%
Operating (loss)/income from continuing operations	$(4,764)	$1,150	$(5,914)	NM
Net (loss)/income from continuing operations	$(5,195)	$1,503	$(6,698)	NM
Net (loss)/income	$(7,330)	$1,766	$(9,096)	NM

Basic and diluted (loss)/earnings per share from continuing operations	$(0.17)	$0.05

Weighted average common shares outstanding
Basic	30,024	29,922
Diluted	30,024	30,807

Gaming operations:
Revenues	$20,870	$20,389	$481	2%
Gross profit	$7,033	$8,732	$(1,699)	(19)%
Gross margin percentage	34%	43%

Gaming products:
Revenues	$3,424	$6,454	$(3,030)	(47)%
Gross (loss)/profit	$(771)	$1,267	$(2,038)	NM
Gross margin percentage	(23)%	20%

A reconciliation of EBITDA, as adjusted, to the net (loss)/ income from continuing operations for the years ended December 31, 2013 and 2012 is provided below.

	Years Ended December 31,
(amounts in thousands)	2013	2012
Net (loss)/income from continuing operations— GAAP	$(5,195)	$1,503
Interest expense and finance fees	7	108
Interest income	(4)	(43)
Income tax expense/(benefit)	141	(81)
Depreciation and amortization	7,856	7,892
Stock-based compensation expense	789	840
Impairment of assets	2,567	339
Loss/(gain) on dispositions of assets	88	(44)
Adjusted EBITDA (1)	$6,249	$10,514

(1)	“Adjusted EBITDA” is earnings before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our Management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income/(loss), Adjusted EBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Our calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

Total revenue decreased approximately $2.5 million to approximately $24.3 million for the year ended December 31, 2013 compared to approximately $26.8 million in the prior year primarily due to a decrease in gaming products revenue partially offset by a slight increase in gaming operations revenue. Revenue from gaming operations increased primarily as a result of incremental revenue from Dreamworld Casino (Pailin), which opened in May 2012, and Dreamworld Club (Poipet), which officially opened in May 2013 partially offset by lower slot operations revenue from NagaWorld and the Philippines, as described in greater detail below. Revenue from gaming products decreased compared to the prior year due to lower production volumes for the year ended December 31, 2013. This was primarily a result of the shortened production period due to time spent on the strategic relocation of the manufacturing facilities from Australia to Hong Kong, which commenced in March 2013 and was completed in May 2013. In addition, gaming products revenue for the year ended December 31, 2013 was comprised solely of reorders from existing customers compared to the prior year, which benefited from two large one-time orders totaling approximately $3.5 million for a new casino opening and the rebranding of an existing casino customer.

Gross profit decreased approximately $3.7 million to $6.3 million for the year ended December 31, 2013 compared to approximately $10.0 million in the prior year due to a decline in gross margin for the gaming operations and a gross margin loss for the gaming products business. Gaming operations gross profit declined due to lower slot operations revenue from NagaWorld and pre-operating costs for Dreamworld Club (Poipet) partially offset by higher gross profit for the Philippines slot operations due to lower depreciation expense as a result of the increase in fully depreciated gaming assets during the year ended December 31, 2013. Gaming products incurred a gross margin loss as a result of lower production volumes, one-off start-up costs of approximately $300,000 related to the plant relocation and higher production inefficiencies due to certain machine and tooling issues during the initial ramp up of the new facility.

Operating loss from continuing operations increased approximately $6.0 million to a loss of $4.8 million for the year ended December 31, 2013 compared to operating income from continuing operations of approximately $1.2 million in the prior year. The increase in operating loss from continuing operations was primarily a result of $2.6 million in non-cash impairment charges largely related to the Dreamworld Casino (Pailin) operations and lower gross profit, as explained above.

Net loss from continuing operations increased approximately $6.7 million to a loss of $5.2 million for the year ended December 31, 2013 compared to net income from continuing operations of approximately $1.5 million in the prior year. The increase in net loss from continuing operations was primarily a result of the operating loss explained above, foreign currency losses of approximately $295,000 compared to gains of approximately $311,000 in the prior year and tax expenses as compared to tax benefits in the prior year.

Net loss increased approximately $9.1 million to a loss of $7.3 million for the year ended December 31, 2013 compared to net income of approximately $1.8 million in the prior year. The net loss for the year ended December 31, 2013 included a net loss from discontinued operations of approximately $2.1 million compared to net income from discontinued operations of approximately $263,000 in the prior year.

Gaming Operations

Revenues from gaming operations consisted of slot and casino operations.

	Years Ended December 31,
(amounts in thousands, except per unit data)	2013	2012
Net revenue to the Company
Cambodia slot operations	$13,890	$14,666
Philippines slot operations	3,307	3,915
Service revenue (1)	935	—
Net revenue from slot operations (1)	18,132	18,581
Dreamworld Casino (Pailin)	2,738	1,808
Consolidated total	$20,870	$20,389
Slot operations average net win per unit per day (2)
Cambodia slot operations	$144	$203
Philippines slot operations	$77	$75
Consolidated total	$121	$145

	December 31,
	2013	2012
EGM seats in operation
Cambodia slot operations	1,109	824
Philippines slot operations	563	581
EGM seats in slot operations	1,672	1,405
Dreamworld Casino (Pailin)	88	52
Consolidated total	1,760	1,457

(1)	Slot operations revenue for the year ended December 31, 2013 includes a reimbursement of certain casino expenses, which for accounting purposes, is included in the revenue and grossed up in the costs of sales. This adjustment has no impact on net income results.
(2)	Average net win figures (“WUD”) exclude EGM seats in operation during venue soft launch opening periods, if applicable, and apply revenue recognized on a cash basis in the calculation of WUD for venues for which revenues are recognized on a cash basis. During the year ended December 31, 2013, one venue in Cambodia operated during a soft launch. During the year ended December 31, 2012, one venue in Cambodia operated during a soft launch and one venue in the Philippines recognized revenue on a cash basis. There were no material differences to average WUD figures for the above-mentioned periods had these seats been included in the WUD calculations.

Revenue from gaming operations increased approximately $481,000 to approximately $20.9 million for the year ended December 31, 2013 compared to revenue of approximately $20.4 million in the prior year. The increase in revenue was primarily a result of higher revenue from Dreamworld Casino (Pailin) and incremental revenue from Dreamworld Club (Poipet) partially offset by lower slot revenue from NagaWorld and the Philippines operations in addition to the recognition of service revenue.

Slot operations contributed approximately $18.1 million to total gaming revenue for the year ended December 31, 2013 compared to approximately $18.6 million in the prior year. Slot operations revenue for the year ended December 31, 2013 included $935,000 in service revenue related to the reimbursement of net shared costs from casino operators, which was grossed up for accounting purposes. Given the related expenses have also been grossed up, this adjustment has no impact on net income results. Average net win per machine per day for the consolidated slot operations decreased $24 to $121 for the year ended December 31, 2013 compared to $145 for the prior year.

Revenue from the Cambodia slot operations decreased approximately $776,000 to $13.9 million for the year ended December 31, 2013 compared to $14.7 million in the prior year primarily as a result of a decrease in average daily net win per machine from NagaWorld partially offset by incremental revenue from Dreamworld Club (Poipet) and improvement in average daily net win per machine from Thansur Bokor.

Slot operations in NagaWorld contributed $13.0 million in revenue for the year ended December 31, 2013 compared to $14.1 million in the prior year. The decrease was primarily due to lower player traffic as a result of an observed, week-long official mourning period for the deceased former King of Cambodia and a several-day strike by NagaWorld workers, both of which occurred in February 2013, and events related to the national elections held in July 2013 and labor protests, which occurred in the second half of 2013.

Average net win per machine per day for the Cambodia slot operations decreased $59 to $144 for the year ended December 31, 2013 compared to $203 for the prior year. The decline in average net win per machine per day was primarily due to the addition of EGMs in Dreamworld Club (Poipet) in May 2013 and Thansur Bokor in May 2012 in the WUD calculation as these venues have relatively lower average net win per machine per day and a decline in NagaWorld average net win per machine per day for the year ended December 31, 2013.

Revenue from the Philippines slot operations decreased approximately $608,000 to $3.3 million for the year ended December 31, 2013 compared to approximately $3.9 million in the prior year primarily due to higher jackpot payouts and increased competition due to the opening of a new casino resort in Manila in early 2013.

Average net win per machine per day for the Philippines slot operations increased $2 to $77 for the year ended December 31, 2013 compared to $75 in the prior year due to the lower installed machine base. During the year ended December 31, 2012, we closed two underperforming venues in the Philippines, which resulted in a reduced base of better performing EGMs.

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

Revenue from Dreamworld Casino (Pailin) increased approximately $930,000 to $2.7 million for the year ended December 31, 2013 compared to approximately $1.8 million for the prior year. The increase was primarily due to a full year of operation in the year ended December 31, 2013 compared to approximately eight months of operation in the year ended December 31, 2012.

The performance of Dreamworld Casino (Pailin) has not met our expectations primarily due to an insufficient level of natural player traffic. Given the high costs associated with acquiring a quality player base in this market, in September 2013, we began to transition to a leasing model for the table games at Dreamworld Casino (Pailin) in an effort to provide recurring revenue and reduce operating costs. Under the terms of the table game leasing contracts, the third-party operators pay us a fixed monthly rental fee per table. The table game leasing contracts have been short-term in nature and we have experienced turnover with the operators. As a result, there have been periods during the first quarter of 2014 in which table game operations were suspended at Dreamworld Casino (Pailin). Under current market conditions, Dreamworld Casino (Pailin) is reliant on the third-party rental income and slot revenue to cover its cash operating costs. While operating losses for this property have narrowed in recent months due to strategic improvements in the operating model, at the present time, the operations do not generate positive cash flow and we do not see an avenue to improve profitability under this model.

As a result and in compliance with the annual valuation review of the Dreamworld Casino (Pailin) facility and gaming assets under U.S. Generally Accepted Accounting Principles (GAAP), on January 17, 2014, the board of directors concluded we should record an impairment charge of approximately $2.5 million as of December 31, 2013 related to these operations. The impairment charge represented the entire capital expenditure incurred for the property as of December 31, 2013 with the exception of those assets that we believe could be redeployed to other existing properties. We are reviewing potential options for the Dreamworld Casino (Pailin) operations, which include but are not limited to seeking additional leasing contracts with third-party table game operators, sub-letting the entire facility or exiting the operations altogether.

Gross profit from gaming operations decreased approximately $1.7 million to $7.0 million for the year ended December 31, 2013 compared to approximately $8.7 million in the prior year primarily due to lower slot operations revenue and pre-operating costs for Dreamworld Club (Poipet). This was partially offset by higher gross profit for the Philippines slot operations due to lower depreciation expense as a result of the increase in fully depreciated gaming assets during the year ended December 31, 2013. Cost of gaming operations for the year ended December 31, 2013 included approximately $4.6 million of depreciation of gaming and property equipment, $2.5 million of amortization of casino contracts, $252,000 of amortization of other gaming related intangibles and $6.5 million of other operating costs. Cost of gaming operations for the year ended December 31, 2012 included approximately $4.7 million of depreciation of gaming and property equipment, $2.5 million of amortization of casino contracts, $252,000 of amortization of other gaming related intangibles and $4.2 million of other operating costs.

As of December 31, 2013, we had a total of 1,964 EGM seats of which 204 EGM seats were held in inventory and 1,760 EGM seats were in operation. Of the 1,760 EGM seats in operation, 1,197 EGM seats were in operation in four venues in Cambodia (including 88 EGM seats at Dreamworld Casino (Pailin)) and 563 EGM seats were in operation in three venues in the Philippines.

	December 31,
	2013		2012
(amounts in thousands, except machine units)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1,2)	1,760	$7,862	1,457	$5,377
EGMs and systems held for future use	204	309	455	4,347
Total EGMs and systems	1,964	$8,171	1,912	$9,724

(1)	EGMs and systems used in operations as of December 31, 2013 and 2012 included 12 EGM seats, which were in operation on a trial basis subject to achieving certain performance objectives prior to acceptance, and as a result, their carrying values were not included.
(2)	Comprises both slot operations and Dreamworld Casino (Pailin), which includes 30 EGM seats placed by a third-party supplier as of December 31, 2013.

Due to our ongoing efforts to improve the returns on the slot operations, we seek to refine the existing operating machine base to focus on those venues with the greatest potential and selectively add new venues. During the year ended December 31, 2013, we added 30 EGM seats on a participation basis in Dreamworld Casino (Pailin) and opened Dreamworld Club (Poipet) in Cambodia with approximately 300 EGM seats. During the year ended December 31, 2012, we added approximately 200 EGM seats at Thansur Bokor in Cambodia and terminated three contracts, one in Cambodia and two in the Philippines, with a combined total of 273 EGMs seats as these venues were not performing up to expectations.

Gaming Products

Gaming products revenue, which consisted of gaming chips and plaques sales, decreased approximately $3.1 million to $3.4 million for the year ended December 31, 2013 compared to approximately $6.5 million in the prior year primarily as a result of lower production volumes during the year ended December 31, 2013. This was primarily a result of a shortened production period due to the strategic relocation of the manufacturing facilities from Australia to Hong Kong, which commenced in March 2013 and was completed in May 2013. The decline was also a result of revenue from gaming products for the year ended December 31, 2013 consisting solely of typical reorders from existing customers compared to the prior year, which benefited from two significantly large orders totaling approximately $3.5 million related an initial order for a new casino opening in the Philippines and a rebranding order for an existing customer’s casino in Australia.

Gross margin loss on gaming products increased approximately $2.0 million to a loss of $771,000 for the year ended December 31, 2013 compared to gross profit of approximately $1.3 million in the prior year. The increase in gross margin loss was mainly due to lower production volumes, one-off start-up costs of approximately $300,000 related to the plant relocation and higher production inefficiencies due to certain machine and tooling issues during the initial ramp up of the new facility. We expect to achieve a normalized cost structure for the gaming products business in the 2014 fiscal year.

Operating Expenses

The following is a schedule showing expenses on a consolidated basis:

			Increase/(Decrease)
	Years Ended December 31,		from 2012 to 2013
(amounts in thousands)	2013	2012	Dollar Amount	% Amount
Selling, general and administrative	$7,142	$6,986	$156	2%
Stock-based compensation expenses	789	840	(51)	(6)%
Product development expenses	261	395	(134)	(34)%
Loss/(gain) on dispositions	88	(44)	132	NM
Depreciation and amortization	179	333	(154)	(46)%
Impairment of assets	2,567	339	2,228	NM
Total	$11,026	$8,849	$2,177	25%

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $156,000 to $7.1 million for the year ended December 31, 2013 compared to approximately $7.0 million in the prior year. For the year ended December 31, 2013, salaries and wages, insurance and rent increased approximately $311,000 primarily due to the increased scale of operations and headcount for the gaming operations and gaming products divisions. Other expenses increased approximately $667,000 primarily as a result of a $482,000 one-time accrued tax liability related to the Philippines operations. The increases were partially offset by decreases in consulting, accounting, advertising, travel and entertainment expenses, which decreased approximately $237,000 mainly as a result of lower fees for new and completed projects and less traveling for new gaming projects. Legal, investor relations, utilities, printing and other expenses decreased approximately $288,000 primarily due to fewer gaming projects and various cost reduction initiatives. Sales commissions decreased approximately $297,000 primarily due to lower gaming products sales.

Stock-Based Compensation Expense

Stock-based compensation expense decreased approximately $51,000 to $789,000 for the year ended December 31, 2013 compared to approximately $840,000 in the prior year primarily due to a decrease in fair value of the stock price during the year ended December 31, 2013.

Product Development Expenses

Product development expenses decreased approximately $134,000 to $261,000 for the year ended December 31, 2013 compared to approximately $395,000 in the prior year primarily as a result of decreased activities for new product development due to the relocation of the gaming products manufacturing plant during the year ended December 31, 2013 and increased activities related to our plaques during the year ended December 31, 2012.

Loss/Gain on Dispositions of Assets

Loss on disposition of assets was approximately $88,000 for the year ended December 31, 2013 due to disposal of obsolete plant and machinery. Gain on disposition of assets was approximately $44,000 for the year ended December 31, 2012 due to the disposal of non-performing EGMs and systems.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased approximately $154,000 to $179,000 for the year ended December 31, 2013 compared to approximately $333,000 in the prior year primarily as a result of an increase in fully depreciated fixed assets for the gaming operations.

Impairment of Goodwill, Intangibles and Other Long-Lived Assets

Intangible assets consist of patents, trademarks, technical know-how, a gaming operation agreement, casino contracts and goodwill. They are amortized, except for goodwill, on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which range from four to ten years. The straight-line amortization method is utilized because we believe there is not a more reliably determinable method of reflecting the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.

We measure and test goodwill for impairment in accordance with ASC 350,  Intangibles — Goodwill and Other, at least annually on December 31, or more often if there are indications of impairment.

We measure and test finite-lived intangibles for impairment in accordance with ASC 360, Property, Plant and Equipment when there are indicators of impairment.

During the years ended December 31, 2013 and 2012, no impairments were required for goodwill and other intangibles based on the impairment analyses conducted on December 31, 2013 and 2012, which showed no indicators of impairment on those assets.

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

For the year ended December 31, 2013, we recorded an impairment charge of approximately $2.6 million primarily related to the impairment of the Dreamworld Casino (Pailin) building infrastructure and certain gaming equipment not redeployable in other existing operations.

For the year ended December 31, 2012, we recorded an impairment charge of approximately $339,000 primarily related of the impairment of non-redeployable EGMs related to the closure of non-performing venues during the year.

The following table reflects the components of the impairment of long-lived assets included in the consolidated statement of operations:

	Years Ended December 31,
(amounts in millions)	2013	2012
Non-performing EGMs	$0.1	$0.3
Building infrastructure and certain gaming equipment	2.5	—
Total impairment charges	$2.6	$0.3

Other Income/(Expenses)

			Increase/(Decrease)
	Years Ended December 31,		from 2012 to 2013
(amounts in thousands)	2013	2012	Dollar Amount	% Amount
Interest expense and finance fees	$(7)	$(108)	$101	(94)%
Interest income	4	43	(39)	(91)%
Foreign currency (losses)/gains	(295)	311	(606)	NM
Other	8	26	(18)	(69)%
Total other (expenses)/income	$(290)	$272	$(562)	NM

Interest Expense and Finance Fees

Interest expense and finance fees decreased approximately $101,000 to $7,000 for the year ended December 31, 2013 compared to approximately $108,000 in the prior year primarily due to the full repayment of notes payable to a related party in December 2012.

Interest Income

Interest income decreased approximately $39,000 to $4,000 for the year ended December 31, 2013 compared to approximately $43,000 in the prior year primarily as a result of lower bank balances.

Foreign Currency Transactions

Foreign currency losses were approximately $295,000 for the year ended December 31, 2013 compared to gains of approximately $311,000 in the prior year. The losses for the year ended December 31, 2013 were primarily due to the comparatively higher percentage appreciation in the value of U.S. dollar denominated payables for the Philippines operations, where the functional currency is the Philippine peso. In addition, the losses were due to the appreciation of the U.S. dollar compared to the Thai baht, which resulted in an exchange loss for the Cambodia operations’ baht cage holdings, and compared to the Australian dollar, which resulted in an exchange loss from the other receivables settlement associated with the sale of the non-gaming Dolphin Australia assets, where the functional currency is the Australian dollar. The gains for the year ended December 31, 2012 were primarily due to the depreciating value of U.S. dollar denominated payables from the Philippines operations.

Other

Other income decreased approximately $18,000 to $8,000 for the year ended December 31, 2013 compared to approximately $26,000 in the prior year primarily due to lower miscellaneous income received by the Australian operations in the year ended December 31, 2013 as these operations were disposed of in March 2013.

Income Tax Provision

Effective tax rates were approximately (2.8)% and (5.7)% for the years ended December 31, 2013 and 2012, respectively. We continue to review the treatment of tax losses and future income generated by foreign subsidiaries to minimize taxation costs.

The fixed obligation tax arrangement for Cambodia is subject to annual renewal and negotiation and has been renewed for both EGT Cambodia and Dreamworld Casino (Pailin) for 2014. The fixed tax expenses are included in selling, general and administrative expenses.

			Increase/(Decrease)
	Years Ended December 31,		from 2012 to 2013
			Dollar	%
(amounts in thousands)	2013	2012	Amount	Amount
Income tax (expenses)/ benefits	$(141)	$81	$(222)	NM

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 2013, we had total cash and cash equivalents of approximately $5.3 million and working capital of approximately $5.2 million. Our cash and working capital during the year ended December 31, 2013 was negatively impacted by costs associated with casino and gaming development projects, including the construction and opening of Dreamworld Club (Poipet), the purchase of EGMs for gaming operations and the relocation of the Dolphin gaming chips and plaques operations from Australia to Hong Kong. This was partially offset by cash received from the slot operations.

Total capital expenditure for Dreamworld Club (Poipet), which principally included the development and construction of the facility and approximately $5.0 million for gaming equipment, totaled approximately $7.5 million, of which $3.4 million and $4.1 million had been incurred for the years ended December 31, 2013 and 2012, respectively.

As part of our growth strategy for gaming operations, we expect to purchase EGMs to supplement existing inventory and source future targeted deployment plans. As part of our growth strategy for gaming products, we intend to incur costs related to increasing capacity and enhancing production efficiencies for these operations.

We also continue to pursue other new gaming projects, however, there is no guarantee we will be successful in securing any of these new projects.

We presently expect that our capital expenditures for the remainder of 2014 will be approximately $3.0 to $4.0 million. This includes approximately $2.0 to $2.5 million for EGM and system purchases, upgrades and general maintenance for gaming operations and approximately $1.0 to $1.5 million for equipment purchases and general maintenance capital for the gaming products facility.

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

Cash Flow Summaries

	Years Ended December 31,		Increase/(Decrease)
(amounts in thousands)	2013	2012	from 2012 to 2013
Cash provided by/ (used in):
Operations	$4,326	$11,751	$(7,425)
Investing	(9,478)	(7,830)	(1,648)
Financing	—	(6,458)	6,458
Effect of exchange rate changes on cash	88	143	(55)
Net decrease in cash and cash equivalents	$(5,064)	$(2,394)	$(2,670)

Operating

Cash provided by operations was approximately $4.3 million for the year ended December 31, 2013 compared to $11.8 million in the prior year. The decrease in cash provided by operations was primarily due to the decrease in slot operations revenue from NagaWorld, an operating loss incurred for the gaming products operations and one-off costs for Dolphin Hong Kong, including severance, relocation charges and contract termination fees, of approximately $1.3 million associated with the sale of the non-gaming products assets and relocation of the gaming chips and plaques operations from Australia to Hong Kong in the year ended December 31, 2013. In addition, there was a general increase in net working capital of approximately $2.0 million as compared with the prior year.

Investing

Cash used in investing activities was approximately $9.5 million for the year ended December 31, 2013 compared to approximately $7.8 million in the prior year. The increase in cash used in investing activities was mainly a result of the capital expenditures related to the construction of Dreamworld Club (Poipet), the new factory renovation and purchase of equipment for the new gaming products manufacturing facility.

Financing

Cash used in financing activities was $NIL for the year ended December 31, 2013 compared to approximately $6.5 million in the prior year. The decrease was primarily a result of the full repayment of the notes payable to EGT Entertainment Holding by December 2012.

Financial Condition

	December 31,		Increase/(Decrease)
(amounts in thousands)	2013	2012	from 2012 to 2013
Total assets	$33,630	$43,718	$(10,088)
Total liabilities	(4,623)	(8,126)	3,503
Total stockholders’ equity	$29,007	$35,592	$(6,585)

Changes from December 31, 2012 to December 31, 2013 were primarily due to the following:

•	Cash decreased approximately $5.1 million primarily due to capital spending on new development projects partially offset by operating cash flows generated during the year.

•	Net accounts receivables decreased primarily due to a reduction of receivable balances from non-gaming business sales in addition to lower gaming products sales.

•	Inventory decreased due to the sale of non-gaming Dolphin assets.

•	Accounts payable decreased primarily due to receipt of newly purchased EGMs at the end of the 2012 year for which the outstanding balance was unsettled as of December 31, 2012.

•	Gaming equipment decreased primarily due to impairment charges recorded as of December 31, 2013 primarily related to Dreamwold Casino (Pailin) and depreciation charges for the gaming assets partially offset by the purchase of new EGMs for Dreamworld Club (Poipet) during the year ended December 31, 2013.

•	Property and equipment increased primarily due to capital expenditures associated with new casino development projects and new facility set-up for the gaming products operations.

Contractual Cash Obligations

Our contractual cash obligations under operating leases for the next five years as of December 31, 2013 were as follows:

		Payments Due by Period
(amounts in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$1,826	$747	$851	$123	$105

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

Allowance for Doubtful Accounts Receivable

As of December 31, 2013, we had net accounts receivable of approximately $922,000, representing 3% of total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowances for aged account balances. Revenue is recognized on a cash basis for customers with doubtful accounts receivable. Our allowance for doubtful accounts receivable was approximately $NIL and $15,000 as of December 31, 2013 and 2012.

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

Gaming Equipment and Property and Equipment

As of December 31, 2013, we had gaming equipment and property and equipment of approximately $16.0 million, representing 48% of total assets. We depreciate gaming equipment and property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as the current operating strategy and legal considerations such as contractual lives. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require a change in the estimated useful lives of such assets.

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

Goodwill and Intangible Assets, including Casino Contracts

As of December 31, 2013, we had intangible assets, including goodwill and casino contracts of $6.7 million, representing 20% of total assets. Goodwill is not subject to amortization and is tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized.

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

As of December 31, 2013, we had casino contracts and a gaming operation agreement aggregating $6.0 million, representing 90% of total intangible assets. The fair value of our casino contracts and gaming operation agreement was estimated using a form of the income approach known as the excess earnings method, excess earnings were discounted to present value at rates commensurate with our capital structure and the prevailing borrowing rates within the industry in general. Determining the fair value of the casino contracts and gaming operation agreement is judgmental in nature and requires the use of significant estimates and assumptions, including revenue, operating expenses, growth rates, discount rates and future market conditions, among others. Future changes to our estimates and assumptions based upon changes in macro-economic factors, operating results or management’s intentions may result in future changes to the fair value of the casino contracts and a gaming operation agreement.

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

Stock-based compensation expense totaled approximately $789,000 and $840,000 for the years ended December 31, 2013 and 2012, respectively, in the accompanying consolidated statements of comprehensive income.

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

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.  This update adds an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired, similar to the Goodwill guidance issued in ASU 2011-08. Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite intangible is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must perform the annual quantitative impairment test. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of the update does not have significant impact on our fair value measurement or disclosures.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement when net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a significant effect on our consolidated financial statements.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11 ("ASU 2013-11"), Presentation of An Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit carryforward Existed, which intends to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits. An entity is required to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The company will adopt ASU 2013-11 beginning January 1, 2014 and does not expect the adoption will have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Entertainment Gaming Asia Inc.:

We have audited the accompanying consolidated balance sheets of Entertainment Gaming Asia Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Gaming Asia Inc. and subsidiaries at December 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG
Hong Kong SAR
March 31, 2014

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$5,301	$10,365
Accounts receivable, net	922	1,841
Amount due from a related party	108	—
Other receivables	453	112
Inventories	1,663	2,047
Prepaid expenses and other current assets	443	387
Total current assets	8,890	14,752

Gaming equipment, net	8,171	9,724
Casino contracts	5,429	7,982
Property and equipment, net	7,857	6,170
Goodwill	353	380
Intangible assets, net	899	1,253
Contract amendment fees	234	342
Deferred tax assets	—	201
Prepaids, deposits and other assets	1,797	2,914
Total assets	$33,630	$43,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$840	$3,636
Amounts due to a related party	19	—
Accrued expenses	2,366	2,619
Customer deposits and other current liabilities	457	656
Total current liabilities	3,682	6,911

Other liabilities	742	1,078
Deferred tax liability	199	137
Total liabilities	4,623	8,126

Stockholders’ equity:
Common stock, $.001 par value, 75,000,000 shares authorized; 30,024,662 and 29,974,662 shares issued and outstanding	30	30
Additional paid-in-capital	33,156	32,224
Accumulated other comprehensive income	742	929
(Accumulated losses)/ retained earnings	(4,922)	2,408
Total EGT stockholders’ equity	29,006	35,591
Non-controlling interest	1	1
Total stockholder’s equity	29,007	35,592
Total liabilities and stockholders’ equity	$33,630	$43,718

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(amounts in thousands, except per share data)

	Years Ended December 31,
	2013	2012
Revenues:
Gaming operations, gross	$20,870	$20,389
Less: promotional allowances	—	—
Gaming operations, net	20,870	20,389
Gaming products	3,424	6,454
Total revenues	24,294	26,843

Operating costs and expenses:
Cost of gaming operations
Gaming property and equipment depreciation	4,612	4,736
Casino contract amortization	2,464	2,466
Other gaming related intangibles amortization	252	252
Other operating costs	6,509	4,203
Cost of gaming products	4,195	5,187
Selling, general and administrative expenses	7,931	7,826
Loss/(gain) on disposition of assets	88	(44)
Impairment of assets	2,567	339
Product development expenses	261	395
Depreciation and amortization	179	333
Total operating costs and expenses	29,058	25,693

(Loss)/income from operations	(4,764)	1,150

Other (expenses)/income:
Interest expense and finance fees	(7)	(108)
Interest income	4	43
Foreign currency (losses)/gains	(295)	311
Other	8	26
Total other (expenses)/income	(290)	272

(Loss)/income from continuing operations before income tax	(5,054)	1,422

Income tax (expense)/benefit	(141)	81

Net (loss)/income from continuing operations	(5,195)	1,503
Net (loss)/ income from discontinued operations, net of tax	(2,135)	263

Net (loss)/income attributable to EGT stockholders	$(7,330)	$1,766

Other comprehensive (loss)/income, net of tax	(187)	370

Comprehensive (loss)/income attributable to EGT stockholders	$(7,517)	$2,136

(Loss)/earnings	$(0.24)	$0.06
(Loss)/earnings from continuing operations	$(0.17)	$0.05
(Loss)/earnings from discontinued operations, net of tax	$(0.07)	$0.01

Weighted average common shares outstanding
Basic	30,024	29,922
Diluted	30,024	30,807

The notes to consolidated financial statements are an integral part of these consolidated statements.

 ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2013 and 2012

				Retained	Accumulated
			Additional	Earnings/	Other
(amounts in thousands, except per	Common Stock		Paid-in	(Accumulated	Comprehensive	Non-controlling
share data)	Shares	Dollars	Capital	losses)	Income	Interest	Total
Balances, January 1, 2012	29,710,556	$30	$31,280	$642	$559	$1	$32,512

Net income				1,766			1,766
Other comprehensive income					370		370
Issuance of restricted stock	194,805	—	—				—
Exercise of employee options	69,301	—	81				81
Stock-based compensation			840				840
Changes in valuation allowance on deferred tax assets which existed at the date of Quasi-Reorganization			23				23

Balances, December 31, 2012	29,974,662	$30	$32,224	$2,408	$929	$1	$35,592
Balances, January 1, 2013	29,974,662	$30	$32,224	$2,408	$929	$1	$35,592

Net loss				(7,330)			(7,330)
Other comprehensive loss					(187)		(187)
Issuance of restricted stock	50,000	—	—				—
Exercise of employee options	—	—	—				—
Stock-based compensation			789				789
Changes in valuation allowance on deferred tax assets which existed at the date of Quasi-Reorganization			143				143

Balances, December 31, 2013	30,024,662	$30	$33,156	$(4,922)	$742	$1	$29,007

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2013	2012
Cash flows provided in operating activities:
Net (loss)/ income	$(7,330)	$1,766
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Deferred income tax	61	(178)
Foreign currency loss/(gains)	49	(316)
Depreciation of gaming equipment and property and equipment	5,127	5,274
Impairment of assets	2,567	339
Amortization of casino contracts	2,464	2,466
Amortization of intangible assets	302	291
Amortization of contract amendment fees	108	108
Stock-based compensation expense	789	840
Loss/(gain) on disposition of assets	88	(44)
Provision for pension/retirement benefits	15	38
Bad debt provisions	3	1
Loss on disposition of subsidiary, including property and equipment	999	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	659	940
Inventories	6	(123)
Prepaid expenses and other current assets	(118)	427
Prepaids, deposits and other assets	302	(981)
Accounts payable	(703)	107
Amounts due from/ to a related party	(89)	(14)
Income tax payable	—	(68)
Accrued expenses and other liabilities	(734)	569
Customer deposits and other current liabilites	(239)	309
Net cash provided by operating activities	4,326	11,751

Cash flows used in investing activities:
Construction/purchase of property and equipment	(4,978)	(3,179)
Purchases of gaming machines and systems	(4,867)	(3,411)
Acquisition of technical know-how	—	(254)
Addition of projects costs	—	(1,087)
Proceeds from sale of gaming equipment and property and equipment	2	101
Proceeds from sale of subsidiary related to discontinued operations	365	—
Net cash used in investing activities	(9,478)	(7,830)

Cash flows used in financing activities:
Repayment of short-term debt and leases	—	(328)
Repayment of notes payable	—	(6,211)
Exercise of stock options	—	81
Net cash used in financing activities	—	(6,458)

Effect of exchange rate changes on cash	88	143
Decrease in cash and cash equivalents	(5,064)	(2,394)
Cash and cash equivalents at beginning of year	10,365	12,759
Cash and cash equivalents at end of year	$5,301	$10,365

Supplemental disclosure of cash flow information:
Interest paid	$—	$143
Income taxes paid	$—	$68

Non-cash investing/financing activities
Purchase of gaming machines and systems	$—	$2,194

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Description of Business and Significant Accounting Policies

The business activities of the Company entail the owning and leasing of EGMs placed in premier hotels and other venues in Cambodia and the Philippines, the development and operation of casinos and gaming establishments under the Dreamworld brand in select emerging markets in the Indo-China region and the design, manufacture and distribution of gaming chips and plaques under the Dolphin brand to major casinos primarily in Southeast Asia and Australia. Previously, the Company was engaged in the design, manufacture and distribution of other, non-gaming plastic products, primarily for the automotive industry. These operations were sold on March 28, 2013 and related historical revenues and expenses have been reclassified as discontinued operations. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement when net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has adopted this update (see Note 19 – “Accumulated Other Comprehensive Income.”)

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

Principles of Consolidation

These consolidated financial statements include the accounts of Entertainment Gaming Asia Inc. and all its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period's presentation.

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

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of December 31, 2013, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $5.1 million.

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

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads. Inventories included a lower of cost or market (LCM) provision of approximately $27,000 and NIL for the years ended December 31, 2013 and 2012, respectively.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with FASB Accounting Standards Codification (“ASC”) ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. For the year ended December 31, 2013, the Company recorded an impairment loss of approximately $2.6 million primarily related to the write-off of the Dreamworld Casino (Pailin) facility and non-redeployable gaming equipment. For the year ended December 31, 2012, the Company recorded an impairment loss of approximately $339,000 primarily related to the write-off of non-redeployable EGMs following the termination of slot contracts for non-performing venues during the year.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid leases, prepaid value-added taxes in foreign countries, prepayment to suppliers, rental and utilities deposits and restricted deposits as lease security. The Company had restricted deposits in the amounts of $NIL and $331,000 as of December 31, 2013 and 2012, respectively, in the form of certificates of deposits as security on leases.

Gaming Equipment

Gaming equipment consists primarily of EGMs and systems. Gaming equipment is stated at cost. The Company depreciates new gaming equipment over a five-year useful life and depreciates refurbished gaming equipment over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $3.9 million and $4.6 million was included in cost of gaming operations in the consolidated statements of comprehensive income for the years ended December 31, 2013 and 2012, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to twenty years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period as long as renewal is reasonably assured.

Depreciation of property and equipment of approximately $675,000 and $133,000 was recorded in the cost of gaming operations in the consolidated statements of comprehensive income for the years ended December 31, 2013 and 2012, respectively. Depreciation of property and equipment of approximately $323,000 and $91,000 was included in cost of gaming products in the consolidated statements of comprehensive income for the years ended December 31, 2013 and 2012, respectively.

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

Amortization expenses related to casino contracts were approximately $2.5 million for the years ended December 31, 2013 and 2012. Amortization expenses related to other gaming related intangibles were approximately $252,000 and $252,000 for the years ended December 31, 2013 and 2012, respectively. The amounts were accounted for as cost of gaming operations in the consolidated statements of comprehensive income. Amortization expenses related to technical know-how were approximately $26,000 and $15,000 for the years ended December 31, 2013 and 2012, respectively. The amounts were accounted for as cost of gaming products in the consolidated statements of comprehensive income. Amortization expenses related to patents and trademarks were approximately $24,000 and $24,000 for the years ended December 31, 2013 and 2012, respectively. The amounts were accounted for as selling, general and administrative expenses in the consolidated statements of comprehensive income.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests Goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the years ended December 31, 2013 and 2012, respectively.

Additional Paid-In-Capital

For the year ended December, 31, 2013, the increase in additional paid-in-capital account mainly represented issuance of non-cash stock option compensation.

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

For slot operations, the Company earns recurring gaming revenue by providing customers with EGMs and casino management systems which track game performance and provide statistics on installed EGMs owned by the Company and leased to venue owners. Revenues are recognized on the contractual terms of the slot agreements between the Company and the venue owners and are based on the Company’s share of net winnings and reimbursement of expenses, net of customer incentives and commitment fees.

Revenues are recognized as earned with the exception of one of the Company’s venues in which revenues were recognized when the payment for net winnings was received as the collections from this venue were not reasonably assured. The slot contract with this venue owner was terminated on July 31, 2012 and the Company collected the balance of payments in the fourth quarter of 2012.

Commitment fees paid to the venue owners relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fee balances related to contract amendments of approximately $234,000 and $342,000 as of December 31, 2013 and 2012, respectively.

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

The Company also earns recurring gaming revenue through leasing table game equipment and providing casino management services to gaming operators within their casino properties.

Revenues from table game equipment leasing arrangements are recognized as earned over the contractual terms of the arrangement between the Company and the gaming promoters.

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

Sales related to bill-and-hold arrangements were $NIL and $1.3 million for the years ended December 31, 2013 and 2012, respectively.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 12 for additional information relating to stock-based compensation assumptions. Stock-based compensation expense totaled approximately $789,000 and $840,000 for the years ended December 31, 2013 and 2012, respectively.

Employee Defined Contribution Plan

The Company operates a mandatory provident fund scheme (the “MPF Scheme”) under the Mandatory Provident Fund Schemes Ordinance for its employees in Hong Kong. The assets of the MPF Scheme are held separately from those of the Company in an independently administered fund. Contributions are made based on a percentage of the employees’ basic salaries and are expensed as and when the contributions fall due. The Company has no legal obligation for the benefits beyond the contributions. The total amounts of such employees, which were expenses as incurred, were approximately $75,000 and $22,000 for the years ended December 31, 2013 and 2012, respectively.

Product Development

Product development expenses are charged to expense as incurred.  Employee-related costs associated with product development are included in product development expenses. Product development expenses were approximately $261,000 and $395,000 for the years ended December 31, 2013 and 2012, respectively.

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

(Loss)/Earnings per Share

Basic (loss)/earnings per share are computed by dividing the reported net (loss)/earnings by the weighted average number of shares of common stock outstanding during the period. Diluted (loss)/earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options and restricted shares during the period. The computation of diluted (loss)/earnings per share excludes the impact of stock options and restricted shares that are anti-dilutive. There is no difference in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

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

Below is a summary of closing exchange rates as of December 31, 2013 and 2012 and average exchange rates for the years ended December 31, 2013 and 2012, respectively.

($1 to foreign currency)	December 31, 2013	December 31, 2012
Australian dollar	1.13	0.96
Philippine peso	44.45	41.19
Hong Kong dollar	7.75	7.75
Thai baht	32.92	30.84

	Years Ended December 31,
($1 to foreign currency)	2013	2012
Australian dollar	1.04	0.97
Philippine peso	42.55	42.35
Hong Kong dollar	7.76	7.76
Thai baht	30.80	31.21

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

As of December 31, 2013, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Guarantees

The Company recognizes a guarantee at its inception which is the greater of (i) the fair value of the guarantee and (ii) the contingent liability amount. The fair value of a guarantee is determined by using expected present value measurement techniques. The initial liability recognized is amortized over the guarantee period. The Company had no guarantee liabilities as of the balance sheet dates.

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement when net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has adopted this update (see Note 19 – “Accumulated Other Comprehensive Income.”)

Note 2. Segments

The Company currently conducts business in two operating segments: (i) gaming operations, which includes EGMs participation and casino operations; and (ii) gaming products, which consist of the design, manufacture and distribution of gaming chips and plaques. Previously, the Company was also engaged in the design, manufacture and distribution of other non-gaming plastic products, primarily for the automotive industry. These operations were sold on March 28, 2013 and the related historical revenues and expenses have been reclassified as discontinued operations. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.

The following table presents the financial information for each of the Company’s operating segments.

	Years Ended December 31,
(amounts in thousands)	2013	2012
Revenues:
Gaming operations	$20,870	$20,389
Gaming products	3,424	6,454
Total revenues	$24,294	$26,843

Operating (loss)/income:
Gaming operations gross profit(1)	$4,466	$8,393
Gaming products gross (loss)/profit	(771)	1,267
Corporate and other operating costs and expenses	(8,459)	(8,510)
Total operating (loss)/income	$(4,764)	$1,150

(1)	Calculation of gaming operations gross margin included impairment of gaming assets of approximately $2.6 million and $339,000 for the years ended December 31, 2013 and 2012, respectively.

	December 31,
(amounts in thousands)	2013	2012
Identifiable assets:
Gaming operations	$26,401	$34,652
Gaming products	6,507	7,766
Corporate	722	1,300
Total identifiable assets	$33,630	$43,718

	December 31,
(amounts in thousands)	2013	2012
Goodwill:
Gaming operations	$353	$380
Gaming products	—	—
Corporate	—	—
Total goodwill	$353	$380

	Years Ended December 31,
(amounts in thousands)	2013	2012
Capital expenditures:
Gaming operations (1)	$4,813	$8,662
Gaming products	2,879	1,418
Corporate	332	45
Total capital expenditures	$8,024	$10,125

Depreciation and amortization:
Gaming operations	$7,396	$7,629
Gaming products	423	137
Corporate	37	126
Total depreciation and amortization	$7,856	$7,892

Interest expenses and finance fees:
Gaming operations	$—	$10
Gaming products	—	6
Corporate	7	92
Total interest expenses and finance fees	$7	$108

Income tax (expenses)/benefit:
Gaming operations (2)	$—	$—
Gaming products	—	110
Corporate	(141)	(29)
Total income tax (expenses)/benefit:	$(141)	$81

(1)	Includes costs related to new gaming development projects of approximately $3.6 million and $6.5 million for the years ended December 31, 2013 and 2012, respectively.
(2)	The Company is required to pay a fixed gaming obligation tax for its operations in Cambodia. The amounts paid were approximately $227,000 and $100,000 for the years ended December 31, 2013 and 2012, respectively and were included in selling, general and administrative expenses.

Geographic segment revenues for the years ended December 31, 2013 and 2012 are as follows:

	Years Ended December 31,
(amounts in thousands)	2013	2012
Cambodia	$17,534	$16,757
Macau	1,012	1,503
Philippines	4,751	5,213
Australia	818	3,241
Other	179	129
	$24,294	$26,843

For the year ended December 31, 2013, the largest customer in the gaming operations segment represented 62% of total gaming operations revenue and the largest customer in the gaming products segment represented 28% of total gaming products revenue. For the year ended December 31, 2012, the largest customer in the gaming operations segment represented 69% of total gaming operations revenue and the largest customer in the gaming products segment represented 33% of total gaming products revenue.

Long-lived assets, goodwill and intangible assets identified by geographic segments consisted of the following:

	December 31,
(amounts in thousands)	2013	2012
Cambodia	$15,407	$18,450
Philippines	2,097	3,450
Hong Kong	5,045	1,346
Australia	—	2,023
United States	160	240
	$22,709	$25,509

Note 3.	Inventories

Inventories consisted of the following:

	December 31,
(amounts in thousands)	2013	2012
Raw materials	$809	$867
Work-in process	342	98
Finished goods	367	875
Spare parts	119	106
Casino inventories	26	101
	$1,663	$2,047

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
(amounts in thousands)	2013	2012
Prepayments to suppliers	$400	$174
Restricted deposit	—	168
Prepaid leases	43	45
	$443	$387

Note 5.	Receivables

Accounts and other receivables consisted of the following:

	December 31,
(amounts in thousands)	2013	2012
Trade accounts	$922	$1,856
Other	453	112
	1,375	1,968
Less: allowance for doubtful accounts	—	(15)
Net	$1,375	$1,953

Trade accounts receivables decreased primarily due to the sale of the non-gaming operations of Dolphin Australia on March 28, 2013.

Note 6.	Gaming Equipment

Gaming equipment is stated at cost less depreciation. The major categories of gaming equipment and accumulated depreciation consisted of the following:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2013	2012
EGMs	3-5	$17,587	$16,222
Systems	5	1,417	1,093
Other gaming equipment	3-5	42	150
		19,046	17,465
Less: accumulated depreciation		(10,875)	(7,741)
		$8,171	$9,724

Depreciation expense of gaming equipment of approximately $3.9 million and $4.7 million was included in cost of gaming operations in the consolidated statements of comprehensive income for the years ended December 31, 2013 and 2012, respectively.

Note 7.	Property and Equipment

Property and equipment are stated at cost and consisted of the following:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2013	2012
Equipment, vehicles, furniture and fixtures	3-10	$4,109	$2,900
Land and building	20	2,949	2,483
Leasehold improvements	1-2	1,029	180
Construction in progress	N/A	1,112	1,477
		9,199	7,040
Less: accumulated depreciation		(1,342)	(870)
		$7,857	$6,170

Depreciation of property and equipment of approximately $675,000 and $133,000 was recorded in cost of gaming operations in the consolidated statements of comprehensive income for the years ended December 31, 2013 and 2012, respectively.

Depreciation of property and equipment of approximately $323,000 and $91,000 was included in cost of gaming products in the consolidated statement of comprehensive income for the years ended December 31, 2013 and 2012, respectively.

Note 8.	Goodwill and Intangible Assets, including Casino Contracts

Goodwill and intangible assets are stated at cost and consisted of the following:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2013	2012
Gaming operation agreement	4-5	$1,178	$1,232
Less: accumulated amortization		(567)	(315)
		611	917

Goodwill	N/A	353	380

Patents	5-6	114	114
Less: accumulated amortization		(62)	(42)
		52	72

Trademarks	5-9	26	26
Less: accumulated amortization		(10)	(6)
		16	20

Technical know-how	10	261	259
Less: accumulated amortization		(41)	(15)
		220	244

Casino contracts	5-6	12,764	12,934
Less: accumulated amortization		(7,335)	(4,952)
		5,429	7,982
		$6,681	$9,615

Goodwill movements during the year consisted of the following:

(amounts in thousands)	2013	2012
Balance as of January 1	$380	$357
Goodwill acquired	—	—
Foreign currency translation adjustment	(27)	23
Balance as of December 31	$353	$380

Amortization expenses for finite-lived intangible assets were approximately $2.8 million for both the years ended December 31, 2013 and 2012. Annual estimated amortization expense for each of the five succeeding years and thereafter consisted of the following:

(amounts in thousands)
2014	2,748
2015	2,748
2016	684
2017	29
2018	29
Thereafter	90
Total	$6,328

Note 9.	Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

	December 31,
(amounts in thousands)	2013	2012
Prepaid taxes	$927	$922
Prepaid leases	222	747
Prepayments to suppliers	279	585
Deposits on EGM orders	16	257
Rental, utilities and other deposits	353	240
Restricted deposit	—	163
Totals	$1,797	$2,914

As of December 31, 2013, prepaid leases consisted of land lease prepayments of approximately $222,000 for the Company’s gaming development project located in the Kampot province of Cambodia. The decrease in prepaid leases was primarily due to the write-down of the prepaid leases related to the Dreamworld Casino (Pailin) operations.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
(amounts in thousands)	2013	2012
Payroll and related costs (1)	$601	$1,292
Professional fees	312	336
Withholding tax expenses	551	514
Other tax expense (2)	482	—
Other	420	477
Totals	$2,366	$2,619

(1)	Payroll and related costs as of December 31, 2012 included accruals of approximately $726,000 related to the Company’s prior operations in Australia. These accruals were fully settled during the three-month period ended March 31, 2013.
(2)	As of December 31, 2013, other tax expense represented an accrued tax liability related to the Philippines operations.

Note 11.	Other Liabilities

Other liabilities consisted of the following:

	December 31,
(amounts in thousands)	2013	2012
Other tax liabilities	$659	$555
Provision for long service leave (1)	—	369
Other	83	154
	$742	$1,078

(1)	Provision for long service leave was settled during the sale of the Dolphin non-gaming assets in March 2013.

Note 12.	Stock-Based Compensation

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

During the year ended December 31, 2013, stock options for the purchase of 860,000 shares of common stock were granted with a weighted average exercise price of $1.20 and weighted average fair value of $0.69 (2012: $1.06) per share. This included options for the purchase of 500,000 shares of common stock which were extended on December 27, 2013 for an additional five years up to December 29, 2018. The remaining stock options will vest from six-month and one day to three-year periods. During the year ended December 31, 2013, 50,000 shares of restricted stock awards with a fair value of $1.97 per share were issued. The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of any changes in the assessment of probabilities.

During the year ended December 31, 2013, there was no exercise of outstanding stock options.

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

As of December 31, 2013, stock options for the purchase of 936,864 shares and 22,500 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of December 31, 2013, stock options for the purchase of 2,332,374 shares of common stock were outstanding under the 2008 Plan.

As of December 31, 2013, stock options for the purchase of 2,783,821 shares of common stock were exercisable with a weighted average exercise price of $2.18, a weighted average fair value of $0.89 and an aggregate intrinsic value of approximately $738,000. The total fair value of shares vested during the year ended December 31, 2013 was approximately $912,000. The total compensation cost related to unvested shares as of December 31, 2013 was approximately $295,000. The amount is expected to be recognized over 1.83 years.

A summary of all current and expired plans as of December 31, 2013 and 2012 and changes during the years then ended is presented in the following tables.

Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2011	3,148,321	$3.90	5.40	$303
Granted	450,000	1.40	—	274
Exercised	(69,301)	1.17	—	71
Forfeited or expired	(572,282)	11.43	—	—
Outstanding as of December 31, 2012	2,956,738	2.13	6.13	2,293
Exercisable as of December 31, 2012	2,158,821	$2.38	5.24	$1,894

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	2,956,738	$2.13	6.13	$2,293
Granted	860,000	1.20	—	280
Exercised	—	—	—	—
Forfeited or expired	(525,000)	0.75	—	—
Outstanding as of December 31, 2013	3,291,738	2.11	6.13	738
Exercisable as of December 31, 2013	2,783,821	$2.18	5.74	$738

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

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2011	—	$—	—
Granted	194,805	0.92	—
Vested	(194,805)	0.92	—
Unvested balance as of December 31, 2012	—	$—	—

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2012	—	$—	—
Granted	50,000	1.97	—
Vested(1)	(50,000)	1.97	—
Unvested balance as of December 31, 2013	—	$—	—

(1)	Vested shares included 50,000 shares of restricted common stock issued in the year ended December 31, 2013 for which final vesting of 32,500 shares was approved by the Company’s compensation committee in March 2014.

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013		2012
Range of values:	Low	High	Low	High
Expected volatility	72.16%	76.49%	76.49%	127.83%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.70	3.73	9.97
Risk free rate	0.55%	2.83%	0.56%	1.95%

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

For the year ended December 31, 2013, the Company recorded an impairment charge of approximately $2.6 million primarily related to the write-down of the building infrastructure and related gaming assets for its Dreamworld Casino (Pailin) operations.

For the year ended December 31, 2012, the Company recorded an impairment charge of approximately $339,000 primarily related to the write-off of non-redeployable EGMs following the termination of slot contracts for non-performing venues during the year.

The following table reflects the components of the impairment of long-lived assets included in the consolidated statements of comprehensive income.

	Years ended December 31,
(amounts in millions)	2013	2012
Non-performing EGMs	$0.1	$0.3
Building infrastructure and related gaming assets	2.5	—
Total impairment charges	$2.6	$0.3

Note 14.	Related Party Transactions

Effective January 1, 2010, the Company began sub-leasing office space from Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of the Company’s principal shareholder, EGT Entertainment Holding. This sub-lease expired at the end of March 2013 and, subsequently, the Company moved its principal executive office to the premises of the new Dolphin Hong Kong. The relocation of the Company’s principal executive office serves to minimize costs and improve oversight of the gaming products operations.

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

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Years ended December 31,
(amounts in thousands)	2013	2012
EGT Entertainment Holding
Principal and interest payments	$—	$6,354

Melco Crown (Macau) Ltd
Trade sales of gaming products	$(941)	$(1,309)

Melco Services Limited
Technical services	$10	$32
Office rental	$46	$150

Golden Future (Management Services) Ltd
Management services	$146	$—

Melco Services Limited is a wholly owned subsidiary of Melco International Development Limited, which owns 38.1% of Entertainment Gaming Asia Inc.

Melco International Development Limited owns 33.6% of Melco Crown Entertainment Limited, which owns 90% of Melco Crown (Macau) Limited.

Golden Future (Management Services) Limited is a wholly owned subsidiary of Melco Crown (Macau) Limited.

Note 15.	Income Taxes

The components of the provision for income taxes consisted of the following:

	Years ended December 31,
(amounts in thousands)	2013	2012
Federal — deferred	$(59)	$(57)
State	—	—
Foreign
Current	—	—
Deferred	(82)	138
Total tax (expenses)/benefits	$(141)	$81

The reconciliation of the statutory federal income tax rate and the Company’s effective tax rates consisted of the following:

	Years Ended December 31,
(amounts in thousands)	2013	2012
Federal tax expense at statutory rates	$1,718	$(573)
Difference in jurisdictional tax rates	(34)	723
Expense not deductible for tax	(46)	(600)
Income not subject to tax	802	1,346
Adjustment of provision to tax return	(1,029)	(473)
Change in valuation allowances	(965)	(1,769)
Change in unrecognized tax benefits	(535)	1,362
Other	(52)	65
Total tax (expenses)/benefits	$(141)	$81

Consolidated (loss)/income from continuing operations before taxes for domestic and international operations consisted of the following:

	Years Ended December 31,
(amounts in thousands)	2013	2012
Domestic	$(8,147)	$(3,796)
International	3,093	5,218
(Loss)/income from continuing operations before income tax	$(5,054)	$1,422

The primary tax affected components of the Company’s deferred tax assets/(liabilities) consisted of the following:

	December 31,
(amounts in thousands)	2013	2012
Deferred tax assets - current
Prepaid commission agreement	$1,277	$—
Depreciation and impairment	3,580	4,792
Other	337	450
Less: Valuation allowances	(5,194)	(5,226)
	—	16

Deferred tax assets – non current
Net operating losses	60,023	59,712
Stock options	840	571
Less: Valuation allowances	(60,863)	(60,094)
	—	189
Deferred tax liabilities – non current
Acquisition of intangibles	(183)	(141)
Other	(16)	—
Net deferred tax (liabilities)/assets	$(199)	$64

Domestic operating loss carryforwards were approximately $174.2 million and $172.7 million for the years ended December 31, 2013 and 2012, respectively, which are subject to limitations under Section 382 of the Internal Revenue Code. These domestic operating losses began to expire in 2011. The Company expects to utilize the $174.2 million domestic operating loss to offset against corporate income tax payable in the United States, if the domestic operating loss remains unexpired at the time when the Company is subject to corporate income tax in the United States. Operating loss carryforwards of foreign subsidiaries were approximately $4.6 million and $3.4 million, respectively for the years ended December, 31, 2013 and 2012. The Company’s net operating losses have been fully reserved. These foreign operating losses began to expire in 2011 and for Hong Kong, the operating losses can be carried forward indefinitely.

As of December 31, 2013, there were valuation allowances of approximately $61.3 million and $4.7 million, respectively, relating to pre-Quasi-Reorganization and post-Quasi-Reorganization periods. Valuation allowances included approximately $61.3 million for which subsequently recognized tax benefits will be credited directly to additional paid-in capital. Valuation allowances were provided on the domestic and foreign operating loss carry forwards and other deferred tax assets because management believes these assets did not meet the “more likely than not” criteria for recognition under ASC 740.

Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $21.7 million as of December 31, 2013. Those earnings were considered to be permanently reinvested; accordingly, no provision for withholding taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $3.0 million would be payable upon remittance of all previously unremitted earnings as of December 31, 2013.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits consisted of the following:

(amounts in thousands)
Balance at January 1, 2012	$5,055
Additions based on tax positions related to the current year	57
Reductions for tax positions of prior years	(1,439)
Balance at December 31, 2012	$3,673
Additions based on tax positions related to the current year	430
Reductions for tax positions of prior years	(82)
Balance at December 31, 2013	$4,021

The amount of uncertain tax benefits as of December 31, 2013 that would affect the effective income tax rate if recognized is approximately $282,000. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, however, an estimate of the range of the possible changes cannot be made at this time.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in the statements of comprehensive income. During the year ended December 31, 2013, the Company recorded interest and penalties of approximately $60,000. As of December 31, 2013, the Company had interest and penalties of approximately $304,000 accrued in the consolidated balance sheet.

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

The Company’s 2009 to 2013 Australian income tax returns remain open to examination by the Australian Taxation Office. The Company’s 2010 to 2013 Cambodian income tax returns remain open to examination by the General Department of Taxation. The Company’s 2010 to 2013 Philippines income tax returns remain open to examination by the Philippines Bureau of Internal Revenue. The Company’s 2007 to 2013 Hong Kong income tax returns remain open to examination by the Hong Kong Inland Revenue Department

Note 16.	Discontinued Operations

From July 2006 until March 2013, the Company conducted the development, manufacture and sale of gaming chips and plaques from its subsidiary, Dolphin Australia. It also conducted the development, manufacture and sale of non-gaming plastic products for a number of industries, including the automotive industry, from the Melbourne facility.

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

Prior to the completion of the sale, the Company transferred out of Dolphin Australia to Dolphin Hong Kong, both of which are subsidiaries wholly-owned by the Company, all inventory on hand and all assets and operations relating to the Company’s gaming chips and plaques operations, including all trademarks, patent rights and other intellectual property.

The purchase price received pursuant to the Share Sale Agreement was 350,000 Australian dollars (AUD). The Company also agreed to assume Dolphin Australia’s liabilities for (i) severance under Australian labor laws for those employees to be terminated by Dolphin Australia as part of the transactions, approximately $750,000, (ii) the lease for the Melbourne facility through the end of its present term expiring in January 2014, net of sub-lease income, approximately $350,000, and (iii) all Dolphin Australia payables, net of receivables, relating to both gaming and non-gaming operations up to March 28, 2013.

The buyer owed the Company $1.1 million for the settlement of working capital related to the sale of the non-gaming Dolphin assets. As of December 31, 2013, the outstanding balance had been fully settled.

As part of the sale transaction, the Company also agreed to grant Dolphin Australia a non-transferable, substantially royalty-free license to utilize certain trademarks and patent rights in connection with Dolphin Australia’s manufacture and sale of plastic products for the non-gaming industries.

The following table details selected financial information for the discontinued operations in the consolidated statements of comprehensive income.

	December 31,
(amounts in thousands)	2013	2012
Income/(loss) from operations	$188	$(25)
Loss on disposal	(2,442)	—
Other income (1)	146	288
Other expense (2)	(55)	—
Income tax benefit (3)	28	—
(Loss)/income from discontinued operations, net of tax	$(2,135)	$263

(1)	Other income represented recognized government grant income from discontinued operations.

(2)	Other expense represented a currency exchange loss from discontinued operations.

(3)	Income tax benefit represented a reversal of previously recognized uncertain tax benefits.

Note 17.	Commitments and Contingencies

Leases

The Company currently leases office spaces and warehouse facilities in other locations including Hong Kong, Cambodia and the Philippines and certain office equipment under non-cancelable operating leases with remaining terms in excess of one year.

Future minimum lease payment commitments, net of any sublease proceeds and including scheduled escalation provisions as of December 31, 2013 under the leases were as follows:

	Operating Leases
(amounts in thousands)	Total Payments	Sublease Proceeds	Net Payments
2014	764	(17)	747
2015	702	—	702
2016	149	—	149
2017	63	—	63
2018	60	—	60
Thereafter	105	—	105

Rent expenses on all operating leases were approximately $448,000 and $765,000 for the years ended December 31, 2013 and 2012, respectively.

Legal Matters

Prime Mover/Strata Litigation

On March 26, 2010, a complaint (as subsequently amended on May 28, 2010 and December 20, 2011) (the “Complaint”) was filed by certain of the Company's shareholders including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd (collectively, the “Plaintiffs”) in the United States District Court for the Southern District of New York against certain defendants including the Company and certain other current and former directors and officers. The case number is 12-4393.

On December 18, 2013, the Second Circuit affirmed by Summary Order the District Court’s September 28, 2012 judgment granting the dismissal of the Plaintiffs’ Complaint. Since the Plaintiffs did not request a rehearing of the Summary Order in the permitted time, the civil action was concluded with all claims dismissed against all parties.

Note 18.	(Loss)/ Earnings Per Share

Computation of the basic and diluted (loss)/earnings per share from continuing operations consisted of the following:

	Years Ended December 31,
	2013			2012
(amounts in thousands, except per share data)	Loss	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net (loss)/income attributable to equity shareholders	$(5,195)	30,024	$(0.17)	$1,503	29,922	$0.05
Effect of dilutive securities
Dilutive stock options/restricted shares (1)	—	—		—	885
Diluted
Net (loss)/income attributable to equity shareholders plus assumed conversion	$(5,195)	30,024	$(0.17)	$1,503	30,807	$0.05

(1)	For the year ended December 31, 2013, there were no differences in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

Outstanding stock options for 756,864 and 425,900 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2013 and 2012, respectively as their effect would have been anti-dilutive.

Note 19.	Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances, January 1, 2012	$(14)	$573	$559
Current period other comprehensive income	76	294	370
Balances, December 31, 2012	62	867	929
Current period other comprehensive income/(loss)	37	(256)	(219)
Amounts reclassified from accumulated other comprehensive income to net loss on disposal of subsidiary (1)	—	32	32
Balances, December 31, 2013	$99	$643	$742

(1)	Amounts represented a reclassification from accumulated other comprehensive income to net loss from discontinued operations in Note 16 on disposal of a subsidiary.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation and for the reasons stated in section (c) below, our management, including our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2013 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, and our overall control environment. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only managements report in this annual report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their ages, titles and biographies as of March 15, 2014 are set forth below.

Name	Age	Position
Clarence (Yuk Man) Chung	51	Chairman of the Board of Directors, President and Chief Executive Officer
Andy (Kin Ming) Tsui	43	Chief Accounting Officer
Vincent L. DiVito	54	Director
John W. Crawford, J.P.	71	Director
Samuel (Yuen Wai) Tsang	59	Director
Anthony (Kanhee) Tyen, Ph.D.	58	Director

Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full time employee although our chief executive officer, Mr. Clarence Chung, also serves as an executive director of Melco International Development Limited, the parent corporation of our principal shareholder, EGT Entertainment Holding Limited and as chairman and president of Melco Crown (Philippines) Resort Corporation, a company listed on the Philippines Stock Exchange, also an indirect subsidiary of Melco Crown Entertainment Limited which engages in a hotel casino resort project in the Philippines. There is no family relationship between any of our executive officers or directors.

Clarence (Yuk Man) Chung: Mr. Chung joined our board in October 2007 and has served as our chairman of the board since August 2008 and chief executive officer since October 2008. Mr. Chung is also an executive director of Melco International Development Limited, a company listed on the Hong Kong Stock Exchange. He has served on the board of directors of Melco International since May 2006 and is a member of the executive committee, finance committee and corporate social responsibility committee of the company. In addition, Mr. Chung is a non-executive director of Melco Crown Entertainment Limited, a company listed on the NASDAQ Global Market and the Hong Kong Stock Exchange. He has served on the board of directors of Melco Crown since November 2006. He has also been appointed as chairman and president of Melco Crown (Philippines) Resorts Corporation, a company listed on the Philippines Stock Exchange since December 2012. Mr. Chung has more than 25 years of experience in the financial industry in various capacities as a chief financial officer, an investment banker and merger and acquisition specialist. Mr. Chung holds a master degree in business administration from the Kellogg School of Management at Northwestern University and the Hong Kong University of Science and Technology, and a bachelor degree in business administration from the Chinese University of Hong Kong. Mr. Chung is also a member of the Hong Kong Institute of Certified Public Accountants and the Institute of Chartered Accountants in England and Wales.

Mr. Chung has extensive knowledge of the gaming industry in the markets in which the Company operates from his senior management experience with Melco International Development Limited. As a result of these and other professional experiences, our board of directors has concluded that Mr. Chung is qualified to serve as a director.

Andy (Kin Ming) Tsui: Mr. Tsui joined our company as vice president of finance in July 2008 and was promoted to chief accounting officer in April 2009. Prior to joining our company, Mr. Tsui had been the regional finance controller-Asia for Minteq International Inc., a wholly-owned subsidiary of Minerals Technologies Inc., a NYSE listed company, based in Shanghai since June 2005. From March 2003 to May 2005, he served as manager of financial analysis at the corporate office of Minteq International Inc. in New York. Mr. Tsui holds a Master of Business Administration degree from Baruch College, City University of New York and is a certified public accountant in the United States.

Vincent L. DiVito: Mr. DiVito joined our board in October 2005 and chairs our audit committee. Since April 2010, Mr. DiVito has served as a financial and management consultant. From January 2008 to April 2010, Mr. DiVito served as president of Lonza America, Inc., a global life sciences chemical business headquartered in Allendale, New Jersey, and also served as chief financial officer and treasurer of Lonza America, Inc. from September 2000 to April 2010. Lonza America, Inc. is part of Lonza Group, whose stock is traded on the Swiss Stock Exchange. From 1990 to September 2000, Mr. DiVito was employed by Algroup Wheaton, a global pharmaceutical and cosmetics packaging company, first as its director of business development and later as its vice president and chief financial officer. Mr. DiVito is a certified public accountant and certified management accountant and is a National Association of Corporate Directors Board Leadership Fellow. Mr. DiVito has served on the board of directors of Riviera Holdings Corporation, a publicly held company, from July 2002 until the consummation of a change in control of the corporation in March 2011.

Mr. DiVito has extensive knowledge of accounting and corporate governance issues from his experience serving on various corporate board of directors and has extensive operational knowledge as a result of his experience as an operational executive at a major corporation and is invaluable to our board’s discussions of financial and operational issues. As a result of these and other professional experiences, our board of directors has concluded that Mr. DiVito is qualified to serve as a director.

John W. Crawford, J.P.: Mr. Crawford joined our board in November 2007 and chairs our nominating committee and conflicts committee. Mr. Crawford has been the chairman of International Quality Education Limited since February 2002. Prior to that, Mr. Crawford was a founding partner of the Hong Kong office of Ernst & Young where, as chairman of the Audit Division, he acted as engagement or review partner for many public companies and banks before he retired from the firm in 1997. Mr. Crawford is a member of the Hong Kong Institute of Certified Public Accountants, a member and honorary president of the Macau Society of Certified Practising Accountants, and a member of the Canadian Institute of Chartered Accountants. Mr. Crawford also serves on the board of directors and is chairman of the audit committee of e-Kong Group Limited, which is listed on the Hong Kong Stock Exchange. He is also on the board of directors and chairman of the audit committee of Regal Portfolio Management Limited, which manages the Regal Real Estate Investment Trust, the units of which are listed on the Hong Kong Stock Exchange. In February 2012, Mr. Crawford was appointed as a member of the conflicts committee of the Macau Studio City project held by Melco Crown Entertainment Limited although he does not hold any directorships with Melco Crown Entertainment Limited or any of its subsidiaries. Prior to February 27, 2014, Mr. Crawford was a director and the chairman of the audit committee of Titan Petrochemicals Group Limited, a HK listed company.

Mr. Crawford has extensive knowledge of accounting issues from his experience as a managing audit partner at a major international accounting firm and has extensive operational knowledge as a result of his consulting experience, and is invaluable to our board’s discussions of financial and operational issues. As a result of these and other professional experiences, our board of directors has concluded that Mr. Crawford is qualified to serve as a director.

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

Mr. Tsang has extensive knowledge of corporate law, corporate governance and the gaming industry, including the regulation of the gaming industry, in the markets in which we operate from his senior legal management experience with Melco International Development Limited, and is invaluable to our board’s discussions of legal, governance and regulatory issues. As a result of these and other professional experiences, our board of directors has concluded that Mr. Tsang is qualified to serve as a director.

Anthony (Kanhee) Tyen, Ph.D.: Dr. Tyen joined our board in September 2008 and chairs our compensation committee. Since 1985, Dr. Tyen has been in the proprietorship of his own accountancy and consulting practice, Anthony Tyen & Co. Dr. Tyen is a certified public accountant in Hong Kong and has over 36 years' experience in auditing, accounting, management and company secretarial practice. He holds a doctoral degree in philosophy and a master degree in business administration, both from the Chinese University of Hong Kong. He is an associate member of the Hong Kong Institute of Certified Public Accountants, and a fellow member of both the Association of Chartered Certified Accountants and the Institute of Chartered Secretaries and Administrators. Dr. Tyen has served as an independent non-executive director and a member of audit committees to the boards of Melco International Development Limited since June 2010, Summit Ascent Holdings Limited since March 2011 and ASR Holdings Limited since October 2011, all being companies listed on the Hong Kong Stock Exchange. He was previously an independent non-executive director of two Hong Kong listed companies, namely Value Convergence Holdings Limited and Recruit Holdings Limited. Since August 2012, he has been a director of Alpha Peak Leisure Inc., a company listed on the Toronto Stock Exchange.

Dr. Tyen has extensive knowledge of accounting issues and the business operations in the markets in which the Company operates from his experience as an owner of an accounting firm in Hong Kong and is invaluable to our board’s discussions of accounting and operational issues. As a result of these and other professional experiences, our board of directors has concluded that Dr. Tyen is qualified to serve as a director.

Additional Information about our Board and its Committees

We continue to monitor the rules and regulations of the SEC and NASDAQ Capital Market to ensure that a majority of the board remains composed of “independent” directors. All of the director nominees except Mr. Chung and Mr. Tsang are considered by the board of directors to be “independent” as defined in Rule 5065(a)(2) of the NASDAQ Listing Rules.

During the year ended December 31, 2013, the board met six times and all of the directors attended at least 75% of all meetings during the periods for which they served on our board, and at least 75% of all of the meetings held by committees of the board on which they serve. The board of directors has formed an audit committee, a nominating committee, a conflicts committee and a compensation committee, all of which operate under written charters. The board of directors does not have a policy regarding board members’ attendance at meetings of our stockholders and all members of the board of directors attended the prior year's annual meeting of stockholders.

Audit Committee

During the year ended December 31, 2013, the audit committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. Mr. DiVito serves as the audit committee chair.

The audit committee generally meets at least once a quarter and, in 2013, the audit committee held four meetings. The audit committee has the responsibility of selecting the firm that will serve as our independent public accountants, approving and reviewing the scope and results of the audit and any non-audit services provided by the independent public accountants and meeting with our financial staff to review internal controls, procedures and policies.

We have identified Mr. DiVito as the audit committee financial expert. Mr. DiVito was previously the president and chief financial officer of Lonza America, Inc., a global life sciences chemical company and he is also a certified public accountant and a certified management accountant. All members of the audit committee are independent, as independence for audit committee members is defined in Rule 5065(a)(2) of the NASDAQ Listing Rules. In addition, Mr. Crawford and Dr. Anthony Tyen each meet the financial sophistication requirements in Rule 5065(c)(2)(A) of the NASDAQ Listing Rules.

Nominating Committee

During the year ended December 31, 2013, the nominating committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. The nominating committee held one meeting in 2013. Mr. Crawford serves as the nominating committee chair.

The nominating committee is responsible for assisting the board with respect to the appropriate size and composition of the board and monitoring and making recommendations regarding the performance of the board. In this regard, our nominating committee evaluates the qualifications of all proposed candidates for election to our board, including capabilities, availability to serve, conflicts of interest and other relevant factors, and makes recommendations to the board concerning the size and composition of the board of directors.

The members of our nominating committee are considered by the board of directors to be “independent” as defined in Rule 5065(a)(2) of the NASDAQ Listing Rules.

The charter of the nominating committee allows the nominating committee to consider for directorship candidates nominated by third parties, including stockholders. For a third party to suggest a candidate, one must provide our legal department with the name of the candidate, together with a brief biographical sketch and a document indicating the candidate’s willingness to serve if elected.

Compensation Committee

During the year ended December 31, 2013, the compensation committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. Dr. Tyen serves as the compensation committee chair.

The compensation committee held two meetings in 2013. The compensation committee has the responsibility of setting executive compensation guidelines, administering our stock incentive plans and approving compensation of our executive officers and members of the board of directors.

The members of the compensation committee are considered by our board of directors to be “independent” as defined in Rule 5065 (a)(2) of the NASDAQ Listing Rules.

Conflicts Committee

With regard to transactions between us and our principal stockholder, EGT Entertainment Holding, the board of directors has established a committee of the board, known as the conflicts committee, made up exclusively of members of our board who satisfy the independence requirements of Rule 5065(a)(2) of the NASDAQ Listing Rules and meet the criteria for independence as set forth in Rule 10A-3(b)(1) under the Exchange Act, and who were not then and, during the two years prior to their appointment or election, had not been, an officer, director, employee of or consultant or advisor to EGT Entertainment Holding or any affiliate of EGT Entertainment Holding.

The conflicts committee operates under a charter that has been approved by our board of directors. Pursuant to the charter, the conflicts committee is required to review and approve all material agreements or transactions, if any, between us and EGT Entertainment Holding or its affiliates to the extent the agreement or transaction requires the approval of our board of directors.

During the year ended December 31, 2013, the conflicts committee was comprised of Mr. Vincent DiVito and Mr. John Crawford. Mr. Crawford serves as the conflicts committee chair.

Committee Interlocks and Insider Participation

No member of the board of directors is employed by us or our subsidiaries except for Mr. Clarence Chung, who is presently employed as our president and chief executive officer. None of our executive officers serve on the board of directors of another entity whose executive officers served on the compensation committee of the board of directors. None of our officers or employees participated in the deliberations of the compensation committee concerning executive officer compensation.

Code of Ethics

We have adopted a code of ethics for all employees, including the chief executive officer, principal financial officer and principal accounting officer or controller, and/or persons performing similar functions, which is available on our website, under the link entitled “Code of Ethics”.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, the chief executive officer for the years ended December 31, 2013 and 2012 and the only other executive officer earning in excess of $100,000 for services rendered in all capacities for the years ended December 31, 2013 and 2012. Mr. Chung has served as the chief executive officer since October 2008.  Mr. Tsui has served as the chief accounting officer since April 2009.

(amounts in thousands) Name and Principal Position(a)	Year (b)	Salary (c)		Bonus (d)		Stock Awards (e)		Option Awards (f)		All Other Compensation (g)	Total (h)
Clarence Chung, CEO	2013	$90	(1)	$195	(2)	$64	(2)	$278	(2)	$—	$627
	2012	$—	(1)	$125	(3)	$179	(4)	$135	(4)	$—	$439
Andy Tsui, CAO	2013	$199		$21	(5)	$—		$17	(6)	$—	$237
	2012	$189		$40	(3)	$—		$—		$—	$229

The dollar amounts in columns (e) and (f) reflect the values of shares and/or options as of the grant date for the years ended December 31, 2013 and 2012, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 13 to our audited financial statements for the year ended December 31, 2013.

(1)	Mr. Chung had an annualized base salary in cash of $90,000 and $1 for the years ended December 31, 2013 and 2012, respectively.

(2)	On December 31, 2012, the compensation committee of the board of directors resolved that the amount of the CEO's eligible performance-based compensation for 2013 was a cash award up to $300,000, options to purchase up to 100,000 common shares and a restricted stock award of up to 50,000 shares, all of which were subject to the vesting and risk of forfeiture based on the performance of Mr. Chung for the fiscal year ended December 31, 2013. On March 4, 2014, the compensation committee reviewed the financial and non-financial performance targets as of and for the fiscal year ended December 31, 2013 and decided that Mr. Chung should be entitled to 65% of the cash, the options and the restricted stock award under the CEO's eligible performance-based compensation for 2013. In addition, on December 27, 2013, the compensation committee of the board of directors approved the extension of options to purchase 500,000 common shares for an additional five years up to December 29, 2018, which incurred one-off stock-based compensation expense of $165,000 for the year ended December 31, 2013. For the year ended December 31, 2013, Mr. Chung was granted options to purchase 25,000 shares of our common stock as part of the annual grant to members of the board of directors.

(3)	On February 27, 2013, the compensation committee of the board of directors resolved to grant cash bonuses of $125,000 and $40,000, respectively, to Mr. Chung and Mr. Tsui for their contributions during the year ended December 31, 2012.

(4)	On December 31, 2011, the compensation committee of the board of directors resolved to grant to Mr. Chung, as part of his compensation package for the year end December 31, 2012: (a) options to purchase 150,000 shares of our common stock at an exercise price of $0.92 per share provided that all these options would only be vested and become exercisable on January 2, 2013; and (b) 194,805 shares of restricted common stock, pursuant to the 2008 Stock Incentive Plan. All 194,805 restricted common shares were subject to vesting and risk of forfeiture based on the performance of Mr. Chung for the fiscal year ending December 31, 2012. On February 27, 2013, the compensation committee reviewed the financial and non-financial performance targets as of and for the fiscal year ended December 31, 2012 and decided that the entire amount of 194,805 restricted shares should be fully vested to Mr. Chung. For the year ended December 31, 2012, Mr. Chung was granted options to purchase 25,000 shares of our common stock as part of the annual grant to members of the board of directors.

(5)	On March 24, 2014. Mr Tsui received a cash bonus of $21,000 for his contribution during the year ended December 31, 2013.

(6)	On February 27, 2013, the compensation committee approved the grant of 15,000 options to Mr. Tsui.

Narrative Disclosure to Summary Compensation Table

Mr. Clarence Chung

In November 2009, the compensation committee of the board of directors approved the following compensation for Mr. Chung, the terms of which were included in a written employment agreement dated November 10, 2009 (“November 2009 Agreement”) between us and Mr. Chung for his employment as our Chief Executive Officer (“CEO”):

•	a term of three years commencing January 1, 2010 and expiring on December 31, 2012 and may be renewed thereafter subject to further agreement between the parties;

•	an annualized base salary in cash of $1; and

•	a discretionary performance bonus of such amount and form (whether in cash or in kind) to be determined by our compensation committee payable upon achievement of certain objectives set by the compensation committee and at such time as may be deemed appropriate by the compensation committee.

On December 31, 2011, Elixir Gaming Technologies (Hong Kong) Limited (“EGT-HK”) and Dreamworld Leisure Management Limited (“EGT-BVI”), a newly incorporated company in the British Virgin Islands, both of which are our wholly-owned subsidiaries, each entered into different employment agreements with the CEO. The one entered into by EGT-HK is for the CEO’s services performed within Hong Kong or in relation to our business, if any, in Hong Kong (the “HK Employment Agreement”) and the other one entered into by EGT-BVI is for the CEO’s services performed outside Hong Kong or in relation to our business outside Hong Kong (the “Overseas Employment Agreement”).

The service term under both employment agreements was for the remaining term of the November 2009 Agreement, namely, from January 1, 2012 to December 31, 2012. According to the terms of the HK Employment Agreement, the CEO was entitled to an annual base salary of $1.00 and, if applicable, a performance bonus that is discretionary in nature with such amount and form (whether in cash or in kind) to be determined by the compensation committee. On the other hand, the CEO was only entitled to discretionary compensation of such amount and form (whether in cash or in kind) to be determined by the compensation committee at such time as the compensation committee deems appropriate according to the terms of the Overseas Employment Agreement. Save for clearly identifying the jurisdictional differences, the terms of the HK Employment Agreement and the Overseas Employment Agreement were in essence the same as the November 2009 Agreement and upon signing, they had the effect of superseding the November 2009 Agreement.

On December 31, 2012, EGT-HK and EGT-BVI, entered into new employment agreements with Mr. Chung for the position of CEO. The employment agreement entered into by EGT-HK is for Mr. Chung’s services performed on behalf of us within Hong Kong or in relation to our business, if any, in Hong Kong (the “New HK Employment Agreement”) and the employment agreement entered into by EGT-BVI is for Mr. Chung’s services performed on our behalf outside of Hong Kong or in relation to our business outside of Hong Kong (the “New Overseas Employment Agreement”).

Each employment agreement commenced on January 1, 2013 and continues indefinitely until terminated by either party. EGT-HK or EGT-BVI, as the case may be, can terminate their respective agreements immediately for “cause”, as such term is defined in the agreements. In addition, either party to the agreements may terminate the agreement without cause upon three months prior written notice or payment of three months base salary in lieu of notice to the other party.

According to the terms of each employment agreement, the CEO is entitled to an annual base salary to be determined annually by the compensation committee of our board of directors. The compensation committee has determined that the CEO’s annual base salary under the New HK Employment and the New Overseas Employment Agreement for 2013 is $30,000 and $60,000, respectively. Pursuant to the terms of the New Overseas Employment Agreement, the CEO is also entitled to receive discretionary and performance-based compensation, payable in cash or securities of the Company or a combination of both as the compensation committee may determine. The amount of the performance-based compensation and the key performance indexes by which the CEO will earn the performance based compensation shall be determined by the compensation committee annually. The compensation committee has determined that the amount of the CEO’s eligible performance-based compensation for 2013 is up to $300,000 in cash, options to purchase up to 100,000 common shares and a restricted stock award of up to 50,000 shares, all of which are subject to the vesting and risk of forfeiture based on the performance of Mr. Chung for the fiscal year ending December 31, 2013. Both of the options to purchase 100,000 common shares of the Company and the restricted stock award of 50,000 common shares of the Company were granted by us to Mr. Chung on January 2, 2013 under our 2008 Stock Incentive Plan. The options were granted at an exercise price of $1.965 per share. On March 4, 2014, the compensation committee decided that Mr. Chung should be entitled to 65% of the cash, the options and the restricted stocks award under the CEO's eligible performance-based compensation for 2013.

On December 27, 2013, the compensation committee determined that the CEO's annual base salary under the New HK Employment and the New Overseas Employment Agreements for 2014 would be $30,000 and $60,000, respectively. The compensation committee also determined that the amount of the CEO's eligible performance-based compensation for 2014 is up to $300,000 in cash, options to purchase up to 100,000 common shares and a restricted stock award of up to 50,000 shares, all of which are subject to the vesting and risk of forfeiture based on the performance of Mr. Chung for the fiscal year ending December 31, 2014. All cash payments under the two employment agreements are to be paid by EGT-BVI pursuant to the New Overseas Employment Agreement, other than the $30,000 base salary payable by EGT-HK pursuant to the New HK Employment Agreement. Both of the options to purchase 100,000 common shares of the Company and the restricted stock award of 50,000 common shares of the Company were granted by the Company to Mr. Chung on January 2, 2014 under its 2008 Stock Incentive Plan. The options were granted at an exercise price of $1.211 per share.

Pursuant to the resolutions passed by the compensation committee on December 31, 2011, we granted to Mr. Chung, on that day, as part of his compensation package for the year ended December 31, 2012: (a) options to purchase 150,000 shares of our common stock at an exercise price of $0.924 per share pursuant to the HK Employment Agreement provided that all these options will be vested and become exercisable on January 1, 2013; and (b) 194,805 shares of restricted common stock, pursuant to our 2008 Stock Incentive Plan and the Overseas Employment Agreement. All 194,805 restricted common shares are subject to vesting and risk of forfeiture based on the performance of Mr. Chung for the fiscal year ending December 31, 2012.

On March 2, 2012, the compensation committee resolved the grant of a cash bonus of $125,000 to Mr. Chung pursuant to the Overseas Employment Agreement for his contributions during the year ended December 31, 2011.

During his employment with us, Mr. Chung also serves as (i) an executive director of Melco International Development Limited, the parent corporation of our principal shareholder, EGT Entertainment Holding, and receives a salary from Melco for his services rendered to Melco; and (ii) a director of Melco Crown Entertainment Inc. In December 2012, Mr. Chung has also been appointed as the chairman and president of Melco Crown (Philippines) Resorts Corporation, an indirect subsidiary of Melco Crown Entertainment Limited, which engages in a hotel casino resort project in the Philippines.

Outstanding Equity Awards at Year-End 2013

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date (mm/dd/yyyy)
Clarence Chung	7,500	(1)	—		—	$14.48	01/22/2018
	25,000	(2)	—		—	$18.36	11/14/2017
	500,000	(3)	—		—	$0.68	12/29/2018
	12,500	(4)	—		—	$0.52	02/12/2019
	12,500	(5)	—		—	$1.16	01/07/2020
	125,000	(6)	—		—	$1.10	01/22/2020
	12,500	(7)	—		—	$1.44	02/03/2021
	125,000	(8)	—		—	$1.44	02/03/2021
	25,000	(9)	—		—	$0.92	01/03/2022
	150,000	(10)	—		—	$0.92	01/03/2022
	25,000	(11)	—		—	$1.97	01/02/2023
	—		65,000	(12)	—	$1.97	01/02/2023

Andy Tsui	50,000	(13)	—		—	$0.32	12/11/2018
	37,500	(14)	—		—	$1.04	03/12/2020
	41,667	(15)	20,833	(15)	—	$1.44	02/03/2021
	—		15,000	(16)	—	$1.87	03/11/2023

(1)	We granted Mr. Chung 7,500 options as of January 22, 2008. Such options vested and became exercisable on July 23, 2008.

(2)	We granted Mr. Chung 25,000 options as of February 12, 2008. Such options vested and became exercisable on May 15, 2008.

(3)	We granted Mr. Chung 500,000 options as of December 29, 2008. Such options vested and became exercisable on December 29, 2009. On December 27, 2013, the compensation committee of the board of directors approved the extension of such options for an additional five years up to December 29, 2018.

(4)	We granted Mr. Chung 12,500 options as of February 12, 2009. Such options vested and became exercisable on August 13, 2009.

(5)	We granted Mr. Chung 12,500 options as of January 7, 2010. Such options vested and became exercisable on July 8, 2010.

(6)	We granted Mr. Chung 125,000 options as of January 22, 2010. Such options vested and became exercisable on January 1, 2011.

(7)	We granted Mr. Chung 12,500 options as of February 3, 2011. Such options vested and became exercisable on August 4, 2011.

(8)	We granted Mr. Chung 125,000 options as of February 3, 2011. Such options vested and became exercisable on January 1, 2012.

(9)	We granted Mr. Chung 25,000 options as of January 3, 2012. Such options vested and became exercisable on July 4, 2012.

(10)	We granted Mr. Chung 150,000 options as of January 3, 2012. Such options vested and became exercisable on January 1, 2013.

(11)	We granted Mr. Chung 25,000 options as of January 2, 2013. Such options vested and became exercisable on July 3, 2013.

(12)	We granted Mr. Chung 100,000 options as of January 2, 2013. Such options vest and become exercisable as follows: 35,000 options were forfeited on March 4, 2014; 65,000 options vest and become exercisable on January 2, 2016.

(13)	We granted Mr. Tsui 50,000 options as of December 11, 2008. Such options vested and became exercisable as follows: 16,667 on December 11, 2009; 16,667 on December 11, 2010; and 16,666 on December 11, 2011.

(14)	We granted Mr. Tsui 37,500 options as of March 12, 2010. Such options vested and became exercisable on March 12, 2011.

(15)	We granted Mr. Tsui 62,500 options as of February 3, 2011. Such options vested and became exercisable as follows: 20,834 on February 3, 2012; 20,833 on February 3, 2013; and 20,833 on February 3, 2014.

(16)	We granted Mr. Tsui 15,000 options as of March 11, 2013. Such options vest and become exercisable as follows: 5,000 on March 11, 2014; 5,000 on March 11, 2015; and 5,000 on March 11, 2016.

2013 Director Compensation Table

(amounts in thousands)

Name (a)	Fees Earned (b)	Stock Awards (c)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Vincent DiVito	$80	$—	$28	$—	$—	$—	$108
John Crawford	$54	$—	$28	$—	$—	$—	$82
Anthony Tyen	$54	$—	$28	$—	$—	$—	$82
Samuel Tsang	$—	$—	$28	$—	$—	$—	$28

The dollar amounts in columns (c) and (d) reflect the values of equity awards as of the grant date, in accordance with ASC 718, Compensation-Stock Compensation, and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 13 to our audited financial statements for the year ended December 31, 2013.

Each member of the board of directors received an initial grant of 25,000 options upon his appointment.

Since January 2009, our policy had been to provide each member of the board of directors with an annual grant of options to purchase 12,500 shares of our common stock and each non-employee board member a quarterly fee of $12,000, provided that the chairman of our audit committee received an additional $6,000 per quarter.

On November 8, 2011, the board of directors, acting upon the recommendation and approval of the compensation committee, approved an amendment to our policy concerning the compensation of directors. Pursuant to such amendments, effective as of January 1, 2012, each member of our board of directors will receive an annual grant of options to purchase 25,000 shares of our common stock and each non-employee board member will also receive a quarterly fee of $13,500, provided that the chairman of the audit committee will receive an additional $6,500 per quarter. As of the date of this report, Mr. Samuel Tsang had unconditionally waived all his entitlements to the aforesaid quarterly fees.

All annual grant options will vest in full six months and one day following the date of grant. The exercise price of such options is the market price of our common stock on the date of grant. Our directors are reimbursed for their out-of-pocket expenses related to their services as directors or meeting attendances.

On February 27, 2013, the compensation committee of the board of directors resolved the grant of cash bonus of $25,000 to each non-employee director for rewarding their efforts and guidance to management during the year ended December 31, 2012.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2013.

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in this annual report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of March 15, 2014, by:

•	All of our then current directors and executive officers, individually;

•	All of our then current directors and executive officers, as a group; and

•	All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 30,024,662 shares of our common stock outstanding as of March 15, 2014, according to the recorded ownership listings as of that date, the beneficial ownership reports filed by 5% beneficial owners with the SEC and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 15, 2014, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below Unit C1, Ground Floor, Koon Wah Building, No. 2, Yuen Shun Circuit, Yuen Chau Kok, Shatin, New Territories, Hong Kong.

Name of Director, Executive Officer or Nominee	Shares(1)		Percentage
Clarence (Yuk Man) Chung	1,775,904	(2)	5.9%

Andy (Kin Ming) Tsui	198,750	(3)	*

Vincent L. DiVito	145,250	(4)	*

John W. Crawford	150,000	(5)	*

Anthony (Kanhee) Tyen	142,500	(6)	*

Samuel (Yuen Wai) Tsang	142,500	(7)	*

All directors and executive officers as a group (6 persons)	2,554,904		8.5%

* Less than 1%

Name and Address of 5% Holders	Shares (1)		Percentage
EGT Entertainment Holding Limited 38/F, The Centrium 60 Wyndham Street Central, Hong Kong	11,450,000	(8)	38.1%

James E. Crabbe San Francisco, California	2,265,369	(9)	7.6%

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

(2)	Includes 1,020,000 shares issuable upon the exercise of stock options.

(3)	Includes 155,000 shares issuable upon the exercise of stock options.

(4)	Includes 98,750 shares issuable upon the exercise of stock options.

(5)	Includes 120,000 shares issuable upon the exercise of stock options.

(6)	Includes 112,500 shares issuable upon the exercise of stock options.

(7)	Includes 112,500 shares issuable upon the exercise of stock options.

(8)	The shares are owned directly by EGT Entertainment Holding, which is the indirect wholly-owned subsidiary of Melco International Development Limited. Melco is the indirect beneficial owner of the reported securities.

(9)	Includes 7,500 shares issuable upon the exercise of stock options.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Pursuant to the terms of the Third Amendment, we paid total principal and interest of approximately $6.2 million and $143,000, respectively to EGT Entertainment Holding during the year ended December 31, 2012. The total principal and interest amounts under the Facility Agreement were paid in full as of December 1, 2012 (see Note 14.)

Melco Transactions

Trade Sales of Gaming Products

During the year ended December 31, 2013, Melco Crown (Macau) Ltd, an associate company of Melco International Development Limited, purchased gaming products from us in the aggregate amount of $941,000.

Hong Kong Office Premises

On March 16, 2011, we entered into a license agreement with Melco Services Limited (“Melco Services”), which is the principal tenant of a larger office area, for occupying our existing Hong Kong office premises with an area of approximately 1,920 square feet (the “License Agreement”). Pursuant to the License Agreement, we were required to pay a monthly fee of HK$94,000 (equivalent to approximately $12,000) to Melco Services and such monthly fee covers the relevant rental, the relevant management fees, air-conditioning and other utilities and services charges. Melco Services confirmed that all these fees are charged at cost without any markup. The License Agreement was for an initial term commencing from March 17, 2011 until March 16, 2013. The term License Agreement was subsequently extended to mid April 2013 and on April 15, 2013, we relocated our executive offices to Unit C1, G/F., Koon Wah Building, No. 2 Yuen Shun Circuit, Yuen Chau Kok, Shatin, New Territories, Hong Kong, at which time the parties terminated the License Agreement and we ceased paying for the Melco Services.

Management Services

During the year ended December 31, 2013, Golden Future (Management Services) Limited, a wholly owned subsidiary of Melco Crown (Macau) Limited, provided us management services related to our gaming products business in the amount of $146,000.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2013 and 2012 by our independent registered public accounting firms for such years, as of the filing dates, Ernst & Young (Hong Kong) for the audit of our consolidated financial statements for the years ended December 31, 2013 and 2012, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q.

	Years Ended December 31,
(amounts in thousands)	2013	2012
Audit Fees	$449	$428
Tax Fees	63	54
Other services	2	2
	$514	$484

Audit Committee Pre-Approval Policies

Our audit committee approves all audit fees, audit-related fees, tax fees and special engagement fees.  The audit committee approved 100% of such fees for the years ended December 31, 2013 and 2012.

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

Exhibit Index

Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation dated June 7, 2003. (Incorporated by reference from the registrant’s current report on Form 8-K filed on June 18, 2003).

3.2	Amended and Restated Bylaws of the registrant dated November 13, 2002. (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 8, 2003).

3.3	Certificate of Amendment to Articles of Incorporation dated August 23, 2005. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007).

3.4	Certificate of Amendment to Articles of Incorporation dated January 9, 2007. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007).

3.5	Certificate of Amendment to Articles of Incorporation dated September 10, 2007. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on November 14, 2007).

3.6	Certificate of Amendment to Articles of Incorporation dated July 23, 2010. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 30, 2011).

3.7	Certificate of Change filed with the Secretary of State of Nevada on June 12, 2012. (Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 12, 2012).

10.1	Form of Indemnification Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.

10.2	Amended and Restated 1999 Stock Option Plan. (Incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003) (Note (2)).

10.3	Machines Operation and Participation Agreement by and among the registrant, Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited dated as of December 13, 2008. (Incorporated by reference from Exhibit 10.49 to the registrant’s annual report on Form 10K filed on March 30, 2009).

10.4	Two Services Agreements between registrant and Melco Services Limited dated as of May 18, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 18, 2009).

10.5	Option Deed between Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited as of July 25, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on July 30, 2009).

10.6	Machines Operation and Participation Agreement by and among the registrant, Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited dated as of July 25, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on February 11, 2010) (Note (1)).

10.7	2008 Stock Incentive Plan (Incorporated by reference from the registrant’s definitive proxy statement filed on August 20, 2008) (Note (2)).

10.8	Machines Operation and Participation Consolidation Agreement by and among the registrant, Elixir Gaming Technologies (Cambodia) Limited and NagaWorld Limited dated as of December 30, 2009 (Note (1)). (Incorporated by reference from the registrant’s current report on Form 10-K filed on March 30, 2010).

10.9	Supplemental Agreement to Machines Operation and Participation Consolidation Agreement dated May 25, 2010 between Registrant, Elixir Gaming Technologies (Cambodia) Limited and NagaWorld Limited. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 26, 2010).

10.10	Shareholders Agreement dated March 4, 2011 between the Registrant and Mey Thoul, a Cambodian individual. (Incorporated by reference from the registrant’s current report on Form 8-K filed on March 8, 2011).

10.11	Undertaking Agreement dated July 13, 2011 between the Registrant and Ms. Ban Sreymom, a Cambodian individual. (Incorporated by reference from the registrant’s current report on Form 8-K filed on July 14, 2011)

10.12	Lease Agreement dated July 13, 2011 between the Registrant and Ms. Ban Sreymom, a Cambodian individual. (Incorporated by reference from the registrant’s current report on Form 8-K filed on July 14, 2011)

10.13	Transfer Agreement dated October 21, 2011 amongst the Registrant, Golden View International Gaming and Amusement Corp. and Jade Prosper Holdings Ltd. (Incorporated by reference from the registrant’s current report on Form 8-K filed on October 27, 2011)

10.14	Machines Operation and Participation Agreement dated April 2, 2012 between the Registrant and Mr. Kok An, a Cambodian individual and Crown Resorts Co., Ltd (Incorporated by reference from the Registrant’s current report on Form 8-K filed on April 5, 2012),

10.15	The Executive Hong Kong Employment Agreement dated December 31, 2012 entered into between Elixir Gaming (Technologies) Hong Kong Limited and Mr. Clarence Chung. (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 7, 2013) (Note (2)).

10.16	The Executive Overseas Employment Agreement dated December 31, 2012 entered into between Dreamworld Leisure Management Limited and Mr. Clarence Chung. (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 7, 2013) (Note (2)).

10.17	Share Sale Agreement dated February 22, 2013 amongst Dolphin Advanced Technologies Pty Limited (as seller) and Mario Turcarelli (as buyer), Dolphin Products Pty Limited and Dolphin Products Limited (Hong Kong). (Incorporated by reference from the Registrant’s current report on Form 8-K filed on February 27, 2013).

10.18	Intellectual Property License Agreement dated February 22, 2013 amongst Dolphin Advanced Technologies Pty Limited, Elixir Gaming Technologies (Hong Kong) Limited and Dolphin Products Pty Limited. (Incorporated by reference from the Registrant’s current report on Form 8-K filed on February 27, 2013).

10.19	Gaming Business and Assets Sale Agreement dated February 22, 2013 between Dolphin Products Pty Limited and Dolphin Products Limited (Hong Kong). (Incorporated by reference from the Registrant’s current report on Form 8-K filed on February 27, 2013).

21.1	List of subsidiaries of registrant.

23.1	Consent of Ernst & Young.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Docment

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Notes:

(1)	Certain portions of the exhibit have been omitted pursuant to Registrant’s confidential treatment request filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The omitted text has been filed separately with the Commission.

(2)	Indicates management compensatory plan, contract or arrangement.

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

ENTERTAINMENT GAMING ASIA INC.

Date: March 31, 2014	By:	/s/Clarence Chung
Clarence Chung
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Clarence Chung	Chief Executive Officer	March 31, 2014
Clarence Chung	(Principal Executive Officer)

/s/Andy Tsui	Chief Accounting Officer	March 31, 2014
Andy Tsui	(Principal Financial Officer)

/s/Vincent L. DiVito	Director	March 31, 2014
Vincent L. DiVito

/s/John W. Crawford, J.P.	Director	March 31, 2014
John W. Crawford, J.P.

/s/Samuel Tsang	Director	March 31, 2014
Samuel Tsang

/s/Anthony Tyen, Ph.D.	Director	March 31, 2014
Anthony Tyen, Ph.D.

