Form 10-Q
period 2014-03-31
Entertainment Gaming Asia Inc.
filed 2014-05-15
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 1, 2014, 30,102,162 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,302	$5,301
Accounts receivable, net	735	922
Amount due from a related party	242	108
Other receivables	428	453
Inventories	1,962	1,663
Prepaid expenses and other current assets	458	443
Total current assets	8,127	8,890

Gaming equipment, net	7,594	8,171
Casino contracts	4,806	5,429
Property and equipment, net	8,217	7,857
Goodwill	348	353
Intangible assets, net	817	899
Contract amendment fees	207	234
Prepaids, deposits and other assets	2,391	1,797
Total assets	$32,507	$33,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$809	$840
Amount due to a related party	20	19
Accrued expenses	2,500	2,366
Customer deposits and other current liabilities	208	457
Total current liabilities	3,537	3,682

Other liabilities	763	742
Deferred tax liability	199	199
Total liabilities	4,499	4,623

Stockholders’ equity:
Common stock, $.001 par value, 75,000,000 shares authorized; 30,102,162 and 30,024,662 shares issued and outstanding	30	30
Additional paid-in-capital	33,228	33,156
Accumulated other comprehensive income	701	742
Accumulated losses	(5,952)	(4,922)
Total EGT stockholders’ equity	28,007	29,006
Non-controlling interest	1	1
Total stockholders’ equity	28,008	29,007
Total liabilities and stockholders’ equity	$32,507	$33,630

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(amounts in thousands, except per share data)

(Unaudited)

	Three-Month Periods Ended March 31,
	2014	2013
Revenues:
Gaming operations, gross	$4,099	$5,492
Less: promotional allowances	—	—
Gaming operations, net	4,099	5,492
Gaming products	811	1,427
Total revenues	4,910	6,919

Operating costs and expenses:
Cost of gaming operations
Gaming property and equipment depreciation	939	1,142
Casino contract amortization	610	620
Other gaming related intangibles amortization	63	63
Other operating costs	1,080	1,978
Cost of gaming products	1,488	1,496
Selling, general and administrative expenses	1,641	1,864
Product development expenses	54	120
Depreciation and amortization	50	30
Total operating costs and expenses	5,925	7,313

Loss from operations	(1,015)	(394)

Other (expenses)/income:
Interest expense and finance fees	(1)	(4)
Interest income	—	4
Foreign currency (losses)/gains	(7)	103
Other	8	3
Total other (expenses)/income	—	106

Loss from continuing operations before income tax	(1,015)	(288)

Income tax expenses	(15)	(41)

Net loss from continuing operations	(1,030)	(329)
Net loss from discontinued operations, net of tax	—	(2,178)

Net loss attributable to EGT stockholders	$(1,030)	$(2,507)

Other comprehensive loss, net of tax	(41)	(17)

Comprehensive loss attributable to EGT stockholders	$(1,071)	$(2,524)

Loss	$(0.03)	$(0.08)
Loss from continuing operations	$(0.03)	$(0.01)
Loss from discontinued operations, net of tax	$—	$(0.07)

Weighted average common shares outstanding
Basic	30,019	29,975
Diluted	30,019	29,975

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three-Month Periods Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,030)	$(2,507)
Adjustments to reconcile net loss to net cash used in by operating activities:
Foreign currency losses	11	8
Depreciation of gaming equipment and property and equipment	1,120	1,244
Amortization of casino contracts	610	620
Amortization of intangible assets	75	75
Amortization of contract amendment fees	27	27
Stock-based compensation expense	71	247
Loss on disposition of subsidiary, including property and equipment	—	999
Changes in operating assets and liabilities:
Accounts receivable and other receivables	205	(265)
Inventories	(301)	892
Prepaid expenses and other current assets	35	107
Prepaids, deposits and other assets	(613)	177
Accounts payable	(103)	(1,187)
Amount due from a related party	(134)	—
Accrued expenses and other liabilities	159	(497)
Income tax payable	—	8
Customer deposits and other current liabilities	(249)	(517)
Net cash used in operating activities	(117)	(569)

Cash flows from investing activities:
Construction/purchase of property and equipment	(700)	(1,786)
Purchases of gaming machines and systems	(147)	(3,184)
Addition of project costs	—	(755)
Proceeds from sale of subsidiary related to discontinued operations	—	365
Net cash used in investing activities	(847)	(5,360)

Cash flows from financing activities:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash	(35)	49
Decrease in cash and cash equivalents	(999)	(5,880)
Cash and cash equivalents at beginning of period	5,301	10,365
Cash and cash equivalents at end of period	$4,302	$4,485

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income tax paid	$—	$—

Non-cash investing/financing activities
Purchase of gaming machines and systems	$166	$1,226

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.   Description of Business and Significant Accounting Policies

The business activities of the Company entail the owning and leasing of electronic gaming machines (EGMs) placed in premier hotels and other venues in Cambodia and the Philippines, the development and operation of casinos and gaming establishments under the Dreamworld brand in select emerging markets in the Indo-China region and the design, manufacture and distribution of gaming chips and plaques under the Dolphin brand to major casinos primarily in Southeast Asia and Australia. Previously, the Company was engaged in the design, manufacture and distribution of other, non-gaming plastic products, primarily for the automotive industry. These operations were sold on March 28, 2013 and related historical revenues and expenses were reclassified as discontinued operations. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.

Basis of Presentation

These consolidated financial statements are prepared pursuant to generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

Non-current assets held for discontinued operations are carried at the lower of carrying amount or fair value less costs to sell. Any gain or loss from disposal of a business, together with the results of these operations until the date of disposal, is reported separately as discontinued operations. The financial information of discontinued operations is excluded from the respective captions in the Company's consolidated statements of comprehensive income and related notes for all periods presented.

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of March 31, 2014, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $4.1 million.

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

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There were no impairment charges for long-lived assets for the three-month periods ended March 31, 2014 and 2013.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid leases, prepaid value-added taxes in foreign countries, prepayments to suppliers, rental and utilities and other deposits.

Gaming Equipment

Gaming equipment consists primarily of EGMs and systems. Gaming equipment is stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $782,000 and $1.1 million was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month periods ended March 31, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to twenty years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period as long as renewal is reasonably assured.

Depreciation of property and equipment of approximately $157,000 and $89,000 was included in the cost of gaming operations in the consolidated statements of comprehensive income for the three-month periods ended March 31, 2014 and 2013, respectively.

Depreciation of property and equipment of approximately $136,000 and $41,000 was included in cost of gaming products in the consolidated statements of comprehensive income for the three-month periods ended March 31, 2014 and 2013, respectively.

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

Amortization expenses related to casino contracts were approximately $610,000 and $620,000 for the three-month periods ended March 31, 2014 and 2013, respectively. Amortization expenses related to other gaming related intangibles were approximately $63,000 for the three-month periods ended March 31, 2014 and 2013. The amounts were accounted for as cost of gaming operations in the consolidated statements of comprehensive income. Amortization expenses related to technical know-how were approximately $7,000 and $6,000 for the three-month periods ended March 31, 2014 and 2013, respectively. The amounts were accounted for as cost of gaming products in the consolidated statements of comprehensive income. Amortization expenses related to patents and trademarks were approximately $6,000 for the three-month periods ended March 31, 2014 and 2013. The amounts were accounted for as selling, general and administrative expenses in the consolidated statements of comprehensive income.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests Goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the three-month periods ended March 31, 2014 and 2013, respectively.

Litigation and Other Contingencies

In the performance of its ordinary course of business operations, the Company is subject to risks of various legal matters, litigation and claims of various types. The Company has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. See Note 16.

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

Revenues are recognized as earned unless collection is not reasonably assured, in which case revenues are recognized when the payment for net winnings is received. All slot operations revenues were recognized as earned during the three-month periods ended March 31, 2014 and 2013, respectively.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fee balances related to contract amendments of approximately $207,000 and $234,000 as of March 31, 2014 and December 31, 2013, respectively.

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

The Company does not accrue a jackpot liability for its slot machine base and progressive jackpots because the Company can avoid payment of such amounts, as regulations do not prohibit removal of gaming machines from the gaming floor without payment of the jackpots.

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

During the three-month period ended March 31, 2014, the Company also earned recurring gaming revenue through leasing table game equipment and providing casino management services to gaming operators within their casino properties.

Revenues from gaming table leasing arrangements are recognized as earned over the contractual terms of the arrangement between the Company and the gaming promoters.

Gaming Products Sales

The Company recognizes revenue from the sale of its gaming products to end users upon shipment against customer contracts or purchase orders.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 12 for additional information relating to stock-based compensation assumptions. Stock-based compensation expense totaled approximately $71,000 and $247,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

Product Development

Product development expenses are expensed as incurred. Employee related costs associated with product development are included in product development expenses. Product development expenses were approximately $54,000 and $120,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

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

A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred. The Company had no capital leases as of March 31, 2014 and December 31, 2013.

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

Foreign Currency Translations and Transactions

The functional currency of the Company’s international subsidiaries, except for its operations in Cambodia whose functional currency is also U.S. dollars ("US$"), is generally the local currency. For these subsidiaries, the Company translates the assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income within stockholders’ equity. Gains and losses resulting from transactions in non-functional currencies are recorded in the statements of comprehensive income.

Below is a summary of closing exchange rates as of March 31, 2014 and December 31, 2013, and average exchange rates for the three-month periods ended March 31, 2014 and 2013, respectively.

(US$1 to foreign currency)	March 31, 2014	December 31, 2013
Australian dollar	1.08	1.13
Hong Kong dollar	7.76	7.75
Philippine peso	44.88	44.45
Thai baht	32.57	32.92

	Three-Month Periods Ended March 31,
(US$1 to foreign currency)	2014	2013
Australian dollar	1.12	0.96
Hong Kong dollar	7.76	7.76
Philippine peso	44.94	40.83
Thai baht	32.72	29.92

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

As of March 31, 2014, the fair values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

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

The Company currently conducts business in two operating segments: (i) gaming operations, which include EGM participation and casino operations; and (ii) gaming products, which consist of the design, manufacture and distribution of gaming chips and plaques. Previously, the Company was also engaged in the design, manufacture and distribution of other non-gaming plastic products, primarily for the automotive industry. These operations were sold on March 28, 2013 and the related historical revenues and expenses were reclassified as discontinued operations. The accounting policies of these segments are consistent with the Company’s policies for the accompanying consolidated financial statements.

	Three-Month Periods Ended March 31,
(amounts in thousands)	2014	2013
Revenues:
Gaming operations	$4,099	$5,492
Gaming products	811	1,427
Total revenues	$4,910	$6,919

Operating loss
Gaming operations gross margin	$1,407	$1,689
Gaming products gross margin	(677)	(69)
Corporate and other operating costs and expenses	(1,745)	(2,014)
Total operating loss	$(1,015)	$(394)

Depreciation and amortization:
Gaming operations	$1,627	$1,844
Gaming products	167	55
Corporate	11	3
Total depreciation and amortization	$1,805	$1,902

Geographic segment revenues for the three-month periods ended March 31, 2014 and 2013 consisted of the following:

	Three-Month Periods Ended March 31,
(amounts in thousands)	2014	2013
Cambodia	$3,359	$4,540
Macau	359	667
Philippines	934	1,376
Australia	192	163
Other	66	173
	$4,910	$6,919

For the three-month periods ended March 31, 2014 and 2013, in the gaming operations segment, the largest customer represented 64% and 60%, respectively, of total gaming operations revenue. For the three-month periods ended March 31, 2014 and 2013, in the gaming products segment, the largest customer represented 24% and 41%, respectively, of total gaming products sales.

Note 3.	Inventories

Inventories consisted of the following:

(amounts in thousands)	March 31, 2014	December 31, 2013
	(Unaudited)
Raw materials	$1,315	$809
Work-in-process	359	342
Finished goods	81	367
Spare parts	185	119
Casino inventories	22	26
	$1,962	$1,663

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(amounts in thousands)	March 31, 2014	December 31, 2013
	(Unaudited)
Prepayments to suppliers	$439	$400
Prepaid leases	19	43
	$458	$443

Note 5.	Receivables

Accounts and other receivables consisted of the following:

(amounts in thousands)	March 31, 2014	December 31, 2013
	(Unaudited)
Trade accounts	$735	$922
Other	428	453
	1,163	1,375
Less: allowance for doubtful accounts	—	—
Net	$1,163	$1,375

Note 6.	Gaming Equipment

Gaming equipment is stated at cost. The major categories of gaming equipment and accumulated depreciation consisted of the following:

	Useful Life
(amounts in thousands)	(years)	March 31, 2014	December 31, 2013
		(Unaudited)
EGMs	3-5	$17,731	$17,587
Systems	5	1,418	1,417
Other gaming equipment	3-5	42	42
		19,191	19,046
Less: accumulated depreciation		(11,597)	(10,875)
		$7,594	$8,171

Depreciation expense of approximately $782,000 and $1.1 million was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month periods ended March 31, 2014 and 2013, respectively.

Note 7.	Property and Equipment

Property and equipment are stated at cost. Property and equipment consisted of the following:

	Useful Life
(amounts in thousands)	(years)	March 31, 2014	December 31, 2013
		(Unaudited)
Equipment, vehicles, furniture and fixtures	3-10	$4,833	$4,109
Land and building	5-20	2,949	2,949
Leasehold improvements	1-5	1,126	1,029
Construction in progress	N/A	987	1,112
		9,895	9,199
Less: accumulated depreciation		(1,678)	(1,342)
		$8,217	$7,857

Depreciation expense of property and equipment of approximately $157,000 and $89,000 was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month periods ended March 31, 2014 and 2013, respectively.

Depreciation expense of property and equipment of approximately $136,000 and $41,000 was included in cost of gaming products in the consolidated statement of comprehensive income for the three-month periods ended March 31, 2014 and 2013, respectively.

Note 8.	Goodwill and Intangible Assets, including Casino Contracts

Intangible assets, if any, are stated at cost. The Company’s intangible assets consisted of the following:

	Useful Life
(amounts in thousands)	(years)	March 31, 2014	December 31, 2013
		(Unaudited)
Gaming operation agreement	4-5	$1,171	$1,178
Less: accumulated amortization		(630)	(567)
		541	611

Goodwill	N/A	348	353

Patents	5-6	114	114
Less: accumulated amortization		(67)	(62)
		47	52

Trademarks	5-9	26	26
Less: accumulated amortization		(10)	(10)
		16	16

Technical know-how	10	261	261
Less: accumulated amortization		(48)	(41)
		213	220

Casino contracts	5-6	12,735	12,764
Less: accumulated amortization		(7,929)	(7,335)
		4,806	5,429
		$5,971	$6,681

Amortization expense for finite-lived intangible assets was approximately $686,000 and $695,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

Goodwill movements during the periods consisted of the following:

(amounts in thousands)	2014	2013
	(Unaudited)
Balance as of January 1	$353	$380
Foreign currency translation adjustment	(5)	(27)
Balance as of March 31/December 31	$348	$353

Note 9.	Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

(amounts in thousands)	March 31, 2014	December 31, 2013
	(Unaudited)
Prepaid taxes	$952	$927
Prepaid leases	219	222
Prepayments to suppliers	769	279
Deposits on EGM orders	56	16
Rentals, utilities and other deposits	395	353
	$2,391	$1,797

As of March 31, 2014, prepaid leases consisted of land lease prepayments of approximately $219,000 for the Company’s gaming development project located in the Kampot province of Cambodia.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

(amounts in thousands)	March 31, 2014	December 31, 2013
	(Unaudited)
Payroll and related costs	$522	$601
Professional fees	461	312
Withholding tax expenses	552	551
Other tax expenses	482	482
Others	483	420
	$2,500	$2,366

Other tax expense represented an accrued tax liability related to the Philippines operations.

Note 11.	Other Liabilities

Other liabilities consisted of the following:

(amounts in thousands)	March 31, 2014	December 31, 2013
	(Unaudited)
Tax liabilities	$674	$659
Others	89	83
	$763	$742

Note 12.	Stock-Based Compensation

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

During the three-month period ended March 31, 2014, stock options for the purchase of 225,000 shares of common stock were granted with a weighted average exercise price of $1.21 and weighted average fair value of $0.67 (2013: $1.18) per share and will vest from six-month and one day to three-year periods. During the three-month period ended March 31, 2014, 95,000 shares of restricted stock awards with a weighted average fair value of $1.21 per share were issued. The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones or according to the vesting period. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of any changes in the assessment of probabilities.

During the three-month period ended March 31, 2014, there were no exercises of outstanding stock options.

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

As of March 31, 2014, stock options for the purchase of 936,864 and 20,000 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of March 31, 2014, there were no outstanding non-plan options to purchase common stock. All previously granted non-plan options had expired by December 31, 2012. The non-plan options were issued to certain employees and non-employees of EGT Entertainment Holding Limited as approved by the Company’s stockholders in September 2007 pursuant to the initial closing of the transactions under the Securities Purchase and Product Participation Agreement dated June 12, 2007 between the Company and EGT Entertainment Holding Limited.

As of March 31, 2014, stock options for the purchase of 2,497,374 shares of common stock were outstanding under the 2008 Plan.

As of March 31, 2014, 3,024,237 stock options were exercisable with a weighted average exercise price of $2.12, a weighted average fair value of $0.91 and an aggregate intrinsic value of approximately $258,000. The total fair value of shares vested during the three-month period ended March 31, 2014 was approximately $313,000. The total compensation cost related to unvested shares as of March 31, 2014 was approximately $271,000. The amount was expected to be recognized over 1.72 years.

A summary of all current and expired plans as of March 31, 2014 and changes during the period then ended are presented in the following table:

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	3,291,738	$2.11	6.13	$738
Granted	225,000	1.21	—	—
Exercised	—	—	—	—
Forfeited or expired	(62,500)	2.25	—	—
Outstanding as of March 31, 2014	3,454,238	2.05	5.99	258
Exercisable as of March 31, 2014	3,024,237	$2.12	5.53	$258

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2013	—	$—	—
Granted	95,000	1.21	1.46
Vested (1)	(12,500)	1.21	0.75
Unvested balance as of March 31, 2014	82,500	$1.21	1.46

(1)	Vested shares included 12,500 shares of restricted common stock issued in 2014 for which final vesting is subject to the approval of Company’s compensation committee.

Recognition and Measurement

The fair value of each stock-based award to employees and non-employee directors is estimated on the measurement date which generally is the grant date while awards to non-employees and restricted common stock with performance criteria are measured at the earlier of the performance commitment date or the service completion date using the Black-Scholes-Merton option-pricing model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimates. The Company estimates the expected life of the award by taking into consideration the vesting period, contractual term, historical exercise data, expected volatility, blackout periods and other relevant factors. Volatility is estimated by evaluating the Company’s historical volatility data. The risk-free interest rate on the measurement date is based on U.S. Treasury constant maturity rates for a period approximating the expected life of the award. The Company historically has not paid dividends, nor does it expect to pay dividends in the foreseeable future and, therefore, the expected dividend rate is zero.

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the three-month periods ended March 31, 2014 and 2013.

	Three-Month Periods Ended March 31,
	2014		2013
Range of values:	Low	High	Low	High
Expected volatility	73.03%	74.03%	75.02%	76.49%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.11	3.73	9.47%
Risk free rate	1.16%	2.52%	0.55%	1.91%

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

The Company estimates forfeitures and recognizes compensation cost only for those awards expected to vest assuming all awards would vest and reverse recognized compensation cost for forfeited awards when the awards are actually forfeited.

For awards with service conditions and graded vesting that were granted prior to the adoption of ASC 718, the Company estimates the requisite service period and the number of shares expected to vest, and recognizes compensation expense for each tranche on the straight-line basis over the estimated requisite service period.

Note 13.	Related Party Transactions

Effective January 1, 2010, the Company began sub-leasing office space from Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of the Company’s principal shareholder, EGT Entertainment Holding Limited. This sub-lease expired at the end of March 2013 and the Company moved its principal executive office to the premises of the new Hong Kong Dolphin facilities in April 2013. The relocation of the Company’s principal executive office serves to minimize costs and improve oversight of its Dolphin operations.

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Three-Month Periods Ended March 31,
(amounts in thousands)	2014	2013
Melco Crown (Macau) Ltd
Sales of gaming products	$135	$630

Melco Services Limited
Technical services	$1	$8
Office rental	$1	$40

Golden Future (Management Services) Limited
Management services	$59	$—

Melco Services Limited is a wholly-owned subsidiary of Melco International Development Limited, which owns 38.1% of Entertainment Gaming Asia Inc.

Melco International Development Limited owns 33.6% of Melco Crown Entertainment Limited, which owns 90% of Melco Crown (Macau) Limited.

Golden Future (Management Services) Limited is a wholly-owned subsidiary of Melco Crown (Macau) Limited.

Note 14.	Income Taxes

The Company recorded income tax expenses of $15,000 and $41,000 for the three-month periods ended March 31, 2014 and 2013, respectively. The Company’s effective income tax rates were (1.5)% and (14.2)% for the three-month periods ended March 31, 2014 and 2013, respectively. EGT Cambodia entity and Dreamworld Casino (Pailin) are income tax exempt and only pay a fixed monthly tax rather than a tax on income. The change in effective tax rate was mainly due to an increase in the consolidated pre-tax loss.

The fixed obligation tax arrangement is subject to annual renewal and negotiation. The Company has renewed the fixed obligation tax arrangement for both EGT Cambodia and Dreamworld Casino (Pailin) for 2014.

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

The Company's 2009 to 2013 Australian income tax returns remain open to examination by the Australian Taxation Office. The Company's 2010 to 2013 Cambodian income tax returns remain open to examination by the General Department of Taxation. The Company's 2010 to 2013 Philippines income tax returns remain open to examination by the Philippines Bureau of Internal Revenue. The Company's 2007 to 2013 Hong Kong income tax returns remain open to examination by the Hong Kong Inland Revenue Department.

Note 15.	Discontinued Operations

From July 2006 until March 2013, the Company’s operations included the development, manufacture and sale of gaming chips and plaques from its subsidiary, Dolphin Australia. It also conducted the development, manufacture and sale of non-gaming plastic products for a number of industries, including the automotive industry, from the Melbourne facility.

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

The following table details selected financial information for the discontinued operations in the consolidated statements of comprehensive income.

	Three-Month Periods Ended March 31,
(amounts in thousands)	2014	2013
Income from operations	$—	$236
Loss on disposal	—	(2,442)
Income tax benefit (1)	—	28
Loss from discontinued operations, net of tax	$—	$(2,178)

(1)	Income tax benefit represented a reversal of previously recognized uncertain tax benefits.

Note 16.	Commitments and Contingencies

Legal Matters

Prime Mover/Strata Litigation

On March 26, 2010, a complaint (as subsequently amended on May 28, 2010 and December 20, 2011) (the “Complaint”) was filed by certain of the Company's shareholders including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd (collectively, the “Plaintiffs”) in the United States District Court for the Southern District of New York against certain defendants including the Company and certain other of current and former directors and officers. The case number is 12-4393.

On December 18, 2013, the Second Circuit affirmed by Summary Order the District Court’s September 28, 2012 judgment granting the dismissal of the Plaintiffs’ Complaint. Since the Plaintiffs did not request a rehearing of the Summary Order in the permitted time, the civil action was concluded with all claims dismissed against all parties.

Note 17.	(Loss)/Earnings Per Share

Computation of the basic and diluted loss per share from continuing operations consisted of the following:

	Three-Month Periods Ended March 31,
	2014			2013
(amounts in thousands, except per share data)	Loss	Number of Shares	Per Share Amount	Loss	Number of Shares	Per Share Amount
Basic
Net loss attributable to equity shareholders	$(1,030)	30,019	$(0.03)	$(329)	29,975	$(0.01)
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		—			—
Diluted
Net loss attributable to equity shareholders plus assumed conversion	$(1,030)	30,019	$(0.03)	$(329)	29,975	$(0.01)

(1)	There was no difference in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses for the three-month periods ended March 31, 2014 and 2013.

For the three-month period ended March 31, 2014, outstanding stock options of 2,185,487 shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive. For the three-month period ended March 31, 2013, outstanding stock options of 2,166,738 shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

Note 18.	Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Unrealized Actuarial Income	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances, January 1, 2013	$62	$867	$929
Current period other comprehensive income/(loss)	37	(224)	(187)
Balances, December 31, 2013	99	643	742
Current period other comprehensive loss	—	(41)	(41)
Balances, March 31, 2014	$99	$602	$701

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

There are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, are included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the section “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014.

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

Overview

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the three-month periods ended March 31, 2014 and 2013 included elsewhere in this report.

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

Entertainment Gaming Asia Business Operations

Our consolidated revenue for the three-month period ended March 31, 2014 was approximately $4.9 million, of which revenue from the gaming operations and gaming products segments comprised 83% and 17%, respectively. This compares to consolidated revenue of approximately $6.9 million for the three-month period ended March 31, 2013, of which revenue from the gaming operations and gaming products segments comprised 79% and 21%, respectively.

We have developed our business model with the goal of creating growth potential and the ability to generate quality recurring cash flow. We believe that this model combined with our established presence and relationships in our markets provide us the potential to capitalize on the growth opportunities in our target markets in Asia. We seek to improve revenue by making our gaming properties quality leaders in their markets by providing our customers with their favorite games, superior customer service and attractive and comfortable surroundings. We seek to increase and expand our diversified revenue streams through our gaming products division. We seek to improve margins by focusing on operational efficiency and cost control. Our long-term strategy includes responsible investment in improving and maintaining our existing operations and selectively securing new projects that will serve to enhance our presence and build deeper brand equity in the Dreamworld name in our markets. We intend to implement these strategies in ways that we believe will benefit our shareholders.

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

As of March 31, 2014, our slot operations were located in two countries, Cambodia and the Philippines, and totaled 1,652 EGM seats in operation in six venues. In Cambodia, we had a total of 1,086 EGM seats in operation in three venues. In the Philippines, we had a total of 566 EGM seats in operation in three venues.

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

Casino Operations

During the reporting periods, our casino operations comprised one property, Dreamworld Casino (Pailin), which opened in May 2012. This property is located in the Pailin Province of Northwestern Cambodia next to the Thailand border. Dreamworld Casino (Pailin) measures approximately 16,000 square feet and presently houses 88 EGM seats.

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

The performance of Dreamworld Casino (Pailin) has not met our expectations primarily due to an insufficient level of natural player traffic. Given the high costs associated with acquiring a quality player base in this market, in September 2013, we began to transition to a leasing model for the table games at Dreamworld Casino (Pailin) in an effort to provide recurring revenue and reduce operating costs. Under the terms of the table game leasing contracts, the third-party operators paid us a fixed monthly rental fee per table. The table game leasing contracts were short-term in nature and we experienced turnover with the operators. As a result, there were periods during the first quarter of 2014 in which table game operations were suspended at Dreamworld Casino (Pailin) and, at the end of March 2014, the contract with the table game operator was terminated. Under current market conditions, Dreamworld Casino (Pailin) has been reliant on the third-party rental income and slot revenue to cover its cash operating costs and we have been unable to secure a long-term third-party table game operator.

Operating losses for Dreamworld Casino (Pailin) had narrowed since we began to implement a new operating model involving the leasing of table games to a third-party operator in September 2013. However, due to an inability to secure a long-term third-party table game operator, a low level of natural player traffic and the political unrest in Thailand, the outlook for these operations remains challenging. We are evaluating options for Dreamworld Casino (Pailin) including the potential closure of the facility and sale of certain of its assets.

In compliance with the annual valuation review of the Dreamworld Casino (Pailin) facility and gaming assets under U.S. Generally Accepted Accounting Principles (GAAP), we had previously recorded an impairment charge of approximately $2.5 million as of December 31, 2013 related to these operations.

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

Gaming Products

During the year ended December 31, 2013, we completed our plans to restructure our legacy operations. On March 28, 2013, sold the non-gaming manufacturing portion of the operations in a management-led buyout for total consideration of AUD350,000. In connection with the sale, in March 2013, we commenced the relocation of our manufacturing facilities for the gaming products portion of the business, namely gaming chips and plaques, to Hong Kong from Australia. Commercial operation of the new Hong Kong facilities, which are also the new home of our corporate headquarters, began in May 2013.

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

Results of Operations for the Three-Month Periods Ended March 31, 2014 and 2013

The following is a schedule summarizing operating results on a consolidated basis and separately by each of our two operating segments, gaming operations and gaming products, for the three-month periods ended March 31, 2014 and 2013.

On February 22, 2013, we entered into a share sale agreement pursuant to which we agreed to sell the portion of our subsidiary Dolphin Products Pty Limited (“Dolphin Australia”) business dedicated to the manufacture and sale of non-gaming plastic products, mainly automotive parts. As part of the sale transaction, we also agreed to grant Dolphin Australia a non-transferable, royalty-free license to utilize certain trademarks and patent rights in connection with its manufacture and sale of plastic products for the non-gaming industries. The sale closed on March 28, 2013. All historical revenues and expenses associated with our non-gaming plastic products operations for the three-month periods ended March 31, 2014 and 2013 have been reclassified as discontinued operations.

	Three-Month Periods Ended March 31,
(amounts in thousands, except per share data)	2014	2013
Total:
Revenues	$4,910	$6,919
Gross profit	$730	$1,620
Gross margin percentage	15%	23%
Adjusted EBITDA from continuing operations (1)	$862	$1,861
Operating loss from continuing operations	$(1,015)	$(394)
Net loss from continuing operations	$(1,030)	$(329)
Net loss	$(1,030)	$(2,507)

Basic and diluted loss per share from continuing operations	$(0.03)	$(0.01)

Weighted average common shares outstanding
Basic	30,019	29,975
Diluted	30,019	29,975

Gaming operations:
Revenues	$4,099	$5,492
Gross profit	$1,407	$1,689
Gross margin percentage	34%	31%

Gaming products:
Revenues	$811	$1,427
Gross margin loss	$(677)	$(69)
Gross margin percentage	NM	NM

(1)	We define “Adjusted EBITDA" as earnings from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted EBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Our calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of EBITDA from continuing operations, as adjusted, to the net loss from continuing operations is provided below.

	Three-Month Periods Ended March 31,
(amounts in thousands)	2014	2013
Net loss from continuing operations — GAAP basis	$(1,030)	$(329)
Interest expense and finance fees	1	4
Interest income	—	(4)
Income tax expenses	15	41
Depreciation and amortization	1,805	1,902
Stock-based compensation expenses	71	247
EBITDA from continuing operations, as adjusted	$862	$1,861

Total revenues decreased approximately $2.0 million to $4.9 million for the three-month period ended March 31, 2014 compared to approximately $6.9 million in the same period of the prior year due to decreases in both business divisions. Revenue from gaming operations decreased primarily as a result of lower slot operations revenue from NagaWorld and the Philippines, as described in greater detail below. Revenue from the gaming products division decreased as a result of lower sales of gaming chips and plaques to existing customers compared to the prior year period when we had a larger sales pipeline and the production of orders was expedited ahead of the factory relocation.

Gross profit decreased approximately $890,000 to $730,000 for the three-month period ended March 31, 2014 compared to approximately $1.6 million in the same period of the prior year. The decrease was primarily a result of lower slot operations revenue mainly due to a gross margin loss for the gaming products division due to lower production volumes and reduced absorption of fixed costs compared to the prior year period and lower average daily net wins per machine from NagaWorld. This was partially offset by a lower gross margin loss for Dreamworld Casino (Pailin) due to the implementation of a lower-cost operating model in September 2013 and higher gross profit for the Philippines slot operations primarily due to lower depreciation expense as a result of the increase in fully depreciated gaming assets for the three-month period ended March 31, 2014.

Operating loss from continuing operations increased approximately $621,000 to $1.0 million for the three-month period ended March 31, 2014 compared to approximately $394,000 in the same period of the prior year. The increase in operating loss from continuing operations was primarily a result of the lower gross profit partially offset by lower operating expenses.

Net loss from continuing operations increased approximately $701,000 to $1.0 million for the three-month period ended March 31, 2014 compared to approximately $329,000 in the same period of the prior year. The increase in net loss from continuing operations was primarily a result of the higher operating loss explained above and slight foreign currency losses compared to gains in the prior year period. Net loss decreased approximately $1.5 million to $1.0 million for the three-month period ended March 31, 2014 compared to approximately $2.5 million in the same period of the prior year. The net loss for the three-month period ended March 31, 2014 included a $NIL net loss from discontinued operations compared to a net loss from discontinued operations of approximately $2.2 million in the prior year period.

Gaming Operations

Revenues from gaming operations consisted of our slot and casino development operations.

	Three-Month Periods Ended March 31,
(amounts in thousands, except per unit data)	2014	2013
Net revenue to the Company
Cambodia slot operations	$2,931	$3,243
Philippines slot operations	728	937
Service revenue (1)	224	218
Net revenue from slot operations	$3,883	$4,398
Dreamworld Casino (Pailin)	216	1,094
Consolidated total	$4,099	$5,492

Average net win per unit per day (2)
Cambodia	$117	$176
Philippines	$71	$86
Consolidated total	$101	$139

	Three-Month Periods Ended March 31,
	2014	2013
EGM seats in operation
Cambodia slot operations	1,086	1,008
Philippines slot operations	566	573
EGM seats in slot operations	1,652	1,581
Dreamworld Casino (Pailin)	88	52
Consolidated total	1,740	1,633

(1)	Service revenue represents a reimbursement of certain expenses, which for accounting purposes, is included in the revenue and grossed up in the cost of gaming operations.

(2)	Average net win figures (“WUD”) exclude EGM seats in operation during venue soft opening periods, if applicable, and apply revenue recognized on a cash basis in the calculation of WUD for venues for which revenues are recognized on a cash basis. During the three-month period ended March 31, 2014, no venues operated during a soft opening. During the three-month period ended March 31, 2013, one venue in Cambodia operated during a soft opening and there were no material differences to average WUD figures for this period had these seats been included in the WUD calculations.

Revenue from gaming operations decreased approximately $1.4 million to $4.1 million during the three-month period ended March 31, 2014 compared to approximately $5.5 million in the same period of the prior year. The decrease was primarily due to lower revenue from Dreamworld Casino (Pailin) and lower slot operations revenue from NagaWorld and the Philippines operations partially offset by incremental revenue from Dreamworld Club (Poipet).

Slot operations contributed approximately $3.9 million to total gaming revenue for the three-month period ended March 31, 2014 compared to approximately $4.4 million in the prior year period. Slot operations revenue for the three-month periods ended March 31, 2014 and 2013 included approximately $224,000 and $218,000, respectively, in service revenue related to the reimbursement of net shared costs from casino operators.

Average net win per machine per day for the consolidated slot operations decreased $38 to $101 for the three-month period ended March 31, 2014 compared to $139 for the prior year period.

Revenue from the Cambodia slot operations decreased approximately $312,000 to $2.9 million for the three-month period ended March 31, 2014 compared to $3.2 million in the prior year period primarily as a result of a decrease in average daily net win per machine from NagaWorld. This was partially offset by incremental revenue from Dreamworld Club (Poipet) and improvement in average daily net win per machine from Thansur Bokor.

Slot operations in NagaWorld contributed approximately $2.5 million in revenue for the three-month period ended March 31, 2014 compared to $3.1 million in the prior year period. We believe the decrease was primarily due to lower player traffic as a result of organized political and labor strikes in Phnom Penh during the three-month period ended March 31, 2014.

Average net win per machine per day for the Cambodia slot operations decreased $59 to $117 for the three-month period ended March 31, 2014 compared to $176 for the prior year period. The decline was primarily due to lower average daily net win per machine in Nagaworld for the three-month period ended March 31, 2014 and the official opening in May 2013 of Dreamworld Club (Poipet), which has lower average daily net wins per machine.

Revenue from the Philippines slot operations decreased approximately $209,000 to $728,000 for the three-month period ended March 31, 2014 compared to approximately $937,000 in the prior year period. Average net win per machine per day for the Philippines slot operations decreased $15 to $71 for the three-month period ended March 31, 2014 compared to $86 in the prior year period. The decrease in slot operation revenue and average net win per machine per day was primarily due to lower player traffic resulting from increased competition from new integrated casino resorts in Manila.

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

Revenue from Dreamworld Casino (Pailin) decreased approximately $878,000 to $216,000 for the three-month period ended March 31, 2014 compared to approximately $1.1 million for the prior year period. The decrease was primarily due to our decision in the third quarter of 2013 to discontinue the use of high-cost, mass market tour groups and operate under a leasing model with third-party table operators for a fixed fee paid to us.

As discussed above, the performance of Dreamworld Casino (Pailin) has not met our expectations. Operating losses for Dreamworld Casino (Pailin) have narrowed since we began to implement a new operating model involving the leasing of table games to a third-party operator in September 2013. However, due to an inability to secure a long-term third-party table game operator, a low level of natural player traffic and the political unrest in Thailand, the outlook for these operations remains challenging. As a result, we are evaluating options for Dreamworld Casino (Pailin) including the potential closure of the facility and sale of certain of its assets.

In compliance with the annual valuation review of the Dreamworld Casino (Pailin) facility and gaming assets under U.S. Generally Accepted Accounting Principles (GAAP), on January 17, 2014, the board of directors concluded we should record an impairment charge of approximately $2.5 million as of December 31, 2013 related to these operations. The impairment charge represented the entire capital expenditure incurred for the property as of December 31, 2013 with the exception of those assets we believe could be redeployed to other existing properties.

Gross profit from gaming operations decreased approximately $282,000 to $1.4 million for the three-month period ended March 31, 2014 compared to approximately $1.7 million in the prior year period primarily due to lower slot operations revenue. This was partially offset by higher gross profit for the Philippines slot operations due to lower depreciation expense as a result of the increase in fully depreciated gaming assets, a decrease in gross margin loss for Dreamworld Casino (Pailin) during the three-month period ended March 31, 2014 as well as pre-operating costs for Dreamworld Club (Poipet) in the three-month period ended March 31, 2013. Cost of gaming operations for the three-month period ended March 31, 2014 included approximately $939,000 in depreciation of gaming property and equipment, $610,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $1.1 million of other operating costs. Cost of gaming operations for the three-month period ended March 31, 2013 included approximately $1.1 million of depreciation of gaming property and equipment, $620,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $2.0 million of other operating costs.

As of March 31, 2014, we had a total of 1,992 EGM seats of which 252 were held in inventory and 1,740 were in operation.  Of the 1,740 EGM seats in operation, 1,174 were in operation in four venues in Cambodia and 566 were in operation in three venues in the Philippines.

	March 31, 2014		December 31, 2013
(amounts in thousands, except per unit data)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1,2)	1,740	$7,275	1,760	$7,862
EGMs and systems held for future use	252	319	204	309
Total EGMs and systems	1,992	$7,594	1,964	$8,171

(1)	EGMs and systems used in operations as of March 31, 2014 and December 31, 2013 included 62 EGM seats, which were in operation on a participation basis and, therefore, their carrying values were not included.

(2)	Includes both slot and Dreamworld Casino (Pailin) operations.

Due to our ongoing efforts to improve the returns on the slot operations, we seek to refine the existing operating machine base to focus on those venues with the greatest potential and selectively add new venues. In March 2013, we soft opened Dreamworld Club (Poipet) in Cambodia with approximately 300 EGM seats and, in November 2013, we added 30 EGM seats on a participation basis in Dreamworld Casino (Pailin).

Gaming Products

Gaming products revenue, which consisted of gaming chips and plaques sales, decreased approximately $616,000 to $811,000 for the three-month period ended March 31, 2014 compared to approximately $1.4 million in the prior year period. The decrease was mainly a result of lower production volumes for the three-month period ended March 31, 2014 and higher existing customer reorders and expedited production of backlog orders ahead of the plant relocation during the three-month period ended March 31, 2013.

Gross margin loss on gaming products increased approximately $608,000 to approximately $677,000 for the three-month ended ended March 31, 2014 compared to a gross margin loss of approximately $69,000 in the prior year period. The increase in gross margin loss was mainly due to lower sales volumes and certain production inefficiencies due to lower absorption of fixed costs.

Operating Expenses

The schedule of expenses on a consolidated basis consisted of the following:

	Three-Month Periods Ended March 31,
(amounts in thousands)	2014	2013
Selling, general and administrative	$1,570	$1,617
Stock-based compensation expense	71	247
Product development expenses	54	120
Depreciation and amortization	50	30
	$1,745	$2,014

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $47,000 to $1.6 million for the three-month period ended March 31, 2014 compared to $1.6 million in the same period of the prior year period. Consulting, accounting, rent, travel and entertainment expenses decreased approximately $79,000 mainly as a result of lower fees for new and completed projects and less traveling for new gaming projects. In addition, investor relations, office expenses and other expenses decreased approximately $29,000 primarily due to fewer gaming projects and various cost reduction initiatives. The decreases were also a result of approximately $89,000 of start-up costs related to the soft opening of Dreamworld Club (Poipet) and approximately $94,000 of gaming products sales commission in the three-month period ended March 31, 2013. The decreases were partially offset by increased salaries and wages, advertising and insurance increased approximately $167,000 primarily due to increased advertising activities in relation to the expansion of the gaming products operations. Legal, freight and printing expenses increased approximately $77,000 primarily due to the increased scale of the gaming products operations.

Stock-Based Compensation Expense

Stock-based compensation expense decreased approximately $176,000 to $71,000 for the three-month period ended March 31, 2014 compared to $247,000 in the prior year period primarily due to fewer new option grants issued and a decrease in average stock prices during the three-month period ended March 31, 2014 as compared to the prior year period.

Product Development Expenses

Product development expenses decreased approximately $66,000 to $54,000 for the three-month period ended March 31, 2014 compared to approximately $120,000 in the prior year period mainly as a result of decreased activities in new product development for gaming products. Product development expenses were low during the three-month period ended March 31, 2014 as we were focused on expanding and further ramping up our new gaming products manufacturing plant in Hong Kong.

Depreciation and Amortization Expenses

Total depreciation and amortization expenses increased approximately $20,000 to $50,000 for the three-month period ended March 31, 2014 compared to approximately $30,000 in the prior year period primarily a result of an increase in fixed assets for the new gaming products manufacturing plant and operations in Hong Kong.

Other Income/(Expenses)

	Three-Month Periods Ended March 31,
(amounts in thousands)	2014	2013
Interest expense and finance fees	$(1)	$(4)
Interest income	—	4
Foreign currency (losses)/gains	(7)	103
Other	8	3
Total	$—	$106

Interest Expense and Finance Fees

Interest expense and finance fees decreased approximately $3,000 to $1,000 for the three-month period ended March 31, 2014 compared to approximately $4,000 in the same period of the prior year as there were no major changes in financing activities.

Interest Income

Interest income decreased approximately $4,000 to $NIL for the three-month period ended March 31, 2014 compared to approximately $4,000 in the same period of the prior year primarily as a result of lower bank balances.

Foreign Currency Transactions

Foreign currency losses were $7,000 for the three-month period ended March 31, 2014 compared to gains of approximately $103,000 for the same period in the prior year. The increase in losses was primarily due to the comparatively higher percentage appreciation in the value of U.S. dollar denominated payables for the Philippines operations, where the functional currency is the Philippine peso.

Other

Other income was approximately $8,000 for the three-month period ended March 31, 2014 compared to $3,000 in the same period of the prior year primarily due to miscellaneous income received by the Philippines operations.

Income Tax Provisions

Effective tax rates for the three-month periods ended March 31, 2014 and 2013 were approximately (1.5)% and (14.2)%, respectively. We continue to review the treatment of tax losses and future income generated by our foreign subsidiaries to minimize taxation costs.

	Three-Month Periods Ended March 31,
(amounts in thousands)	2014	2013
Income tax provisions	$15	$41

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2014, we had total cash and cash equivalents of approximately $4.3 million and working capital of approximately $4.6 million. Our cash and working capital during the three-month period ended March 31, 2014 was negatively impacted by the expansion of the gaming products production facilities, purchases of EGMs for gaming operations and negative cash flow from operations of $117,000.

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

We presently expect that our capital expenditures for the remainder of 2014 will be approximately $2.0 to $3.0 million. This includes approximately $1.0 to $1.5 million for EGMs and systems purchases, upgrades and general maintenance for gaming operations and approximately $1.0 to $1.5 million for equipment purchases and general maintenance and working capital for the gaming products facility.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our capital expenditure needs through 2014.

As noted above, however, we continue to pursue additional casino and gaming projects. While there is no guarantee we will be successful in securing new projects, if we were to secure new projects our capital expenditures through 2014 would increase beyond the $2.0 to $3.0 million currently contemplated. At this time, we are unable to predict the amount of additional capital expenditures that could be required in 2014 for such potential projects. Where possible, we intend to fund our casino and gaming projects from our cash flow from operations and cash on hand. Further, we will seek to structure the development of these projects in phases to better control and pace the related capital expenditures. However, should we commit to large projects, to the concurrent development of multiple casinos and gaming projects or a new project requires large upfront payments, we may need to acquire additional capital. We would endeavor to obtain any required additional capital from various financing sources including commercial debt financing and the sale of our debt or equity securities. However, there are no commitments or arrangements in place as of the date of this report for receipt of additional capital and there are no assurances we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flows Summary

	Three-Month Periods Ended March 31,
(amount in thousands)	2014	2013
Cash used in:
Operations	$(117)	$(569)
Investing	(847)	(5,360)
Financing	—	—
Effect of exchange rate change in cash	(35)	49
	$(999)	$(5,880)

Operations

Cash used in operations was approximately $117,000 for the three-month period ended March 31, 2014 compared to approximately $569,000 in the same period of the prior year period. For the three-month period ended March 31, 2014, cash used by operations primarily resulted from an operating loss incurred for the gaming products operations and the increase in use of working capital in preparation for upcoming Dolphin chip and plaque orders. For the three-month period ended March 31, 2013, cash used by operations primarily resulted from a general cash reduction of approximately $1.0 million as part of the settlement of payable balances related to the sale of Dolphin non-gaming assets in addition to the one-off costs for Dolphin Hong Kong, including severance, relocation charges and contract termination fees, of approximately $1.3 million associated with the sale of the non-gaming products assets and relocation of the gaming chips and plaques operations from Australia to Hong Kong.

Investing

Cash used in investing activities was approximately $847,000 for the three-month period ended March 31, 2014 compared to approximately $5.4 million in the same period of the prior year period. The decrease in cash used in investing activities was mainly a result of the capital expenditures related to the construction of Dreamworld Club (Poipet) as well as the purchase of a greater amount of EGMs and related systems in the three-month period of ended March 31, 2013.

Financing

Cash used in financing activities was $NIL for the three-month periods ended March 31, 2014 and 2013.

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

Allowance for Doubtful Accounts Receivable

As of March 31, 2014, we had net accounts receivable of approximately $735,000, representing 2.3% of total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowances for aged account balances. Revenue is recognized on a cash basis for customers with doubtful accounts receivable. Our allowance for doubtful accounts receivable was $NIL as of March 31, 2014 and December 31, 2013.

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

Gaming Equipment and Property and Equipment

As of March 31, 2014, we had gaming equipment and property and equipment of approximately $15.8 million, representing 48.6% of our total assets. We depreciate gaming equipment and property and equipment on the straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategies and legal considerations such as contractual life. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require changes in the estimated useful lives of such assets.

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

To estimate the undiscounted cash flows of an asset group, we consider potential cash flow scenarios based on management estimates given current conditions. Determining the recoverability of our asset groups is judgmental in nature and requires the use of significant estimates and assumptions, including estimated cash flows, growth rates and future market conditions, among others. Future changes to our estimates and assumptions based upon changes in macro-economic factors, regulatory environments, operating results or management’s intentions may result in future changes to the recoverability of our asset group.

Intangible Assets, including Goodwill and Casino Contracts

As of March 31, 2014, we had intangible assets, including goodwill and casino contracts of $6.0 million, representing 18.4% of our total assets.

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

As of March 31, 2014, we had casino contracts and gaming operation agreement of $5.3 million, representing 89.5% of our total intangible assets. The fair value of our casino contracts and gaming operation agreement was estimated using a form of the income approach known as the excess earnings method, excess earnings were discounted to present value at rates commensurate with our capital structure and the prevailing borrowing rates within the industry in general. Determining the fair value of the casino contracts and gaming operation agreement is judgmental in nature and requires the use of significant estimates and assumptions, including revenue, operating expenses, growth rates, discount rates and future market conditions, among others. Future changes to our estimates and assumptions based upon changes in macro-economic factors, operating results or management’s intentions may result in future changes to the fair value of the casino contracts and gaming operation agreement.

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

Stock-based compensation expense totaled approximately $71,000 and $247,000 for the three-month periods ended March 31, 2014 and 2013, respectively, in the accompanying consolidated statements of comprehensive income.

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

Item 4.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2014.

(b)   Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	May 15, 2014	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	May 15, 2014	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Chief Accounting Officer

Page 36 of 36