Form 10-Q
period 2014-06-30
Entertainment Gaming Asia Inc.
filed 2014-08-08
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 1, 2014, 30,102,162 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,664	$5,301
Accounts receivable, net	906	922
Amount due from a related party	—	108
Other receivables	103	453
Inventories	3,057	1,663
Assets held for sale	273	—
Prepaid expenses and other current assets	723	443
Total current assets	9,726	8,890

Gaming equipment, net	6,872	8,171
Casino contracts	4,218	5,429
Property and equipment, net	9,068	7,857
Goodwill	358	353
Intangible assets, net	755	899
Contract amendment fees	180	234
Prepaids, deposits and other assets	1,849	1,797
Total assets	$33,026	$33,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$637	$840
Amount due to a related party	20	19
Accrued expenses	1,431	2,366
Customer deposits and other current liabilities	1,863	457
Total current liabilities	3,951	3,682

Other liabilities	721	742
Deferred tax liability	199	199
Total liabilities	4,871	4,623

Stockholders’ equity:
Common stock, $.001 par value, 75,000,000 shares authorized; 30,102,162 and 30,024,662 shares issued and outstanding	30	30
Additional paid-in-capital	33,298	33,156
Accumulated other comprehensive income	800	742
Accumulated losses	(5,974)	(4,922)
Total EGT stockholders’ equity	28,154	29,006
Non-controlling interest	1	1
Total stockholders’ equity	28,155	29,007
Total liabilities and stockholders’ equity	$33,026	$33,630

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(amounts in thousands, except per share data)

(Unaudited)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2014	2013	2014	2013
Revenues:
Gaming operations	$4,420	$5,034	$8,303	$9,432
Gaming products	524	162	1,335	1,589
Total revenues	4,944	5,196	9,638	11,021

Operating costs and expenses:
Cost of gaming operations
Gaming property and equipment depreciation	908	1,153	1,789	2,185
Casino contract amortization	612	617	1,222	1,238
Other gaming related intangibles amortization	63	63	126	126
Other operating costs	895	869	1,740	1,670
Cost of gaming products	925	546	2,413	2,041
Selling, general and administrative expenses	1,167	1,526	2,720	3,268
Gain on dispositions	(8)	—	(8)	—
Impairment of assets	19	—	19	—
Product development expenses	101	35	156	155
Depreciation and amortization	50	47	99	75
Total operating costs and expenses	4,732	4,856	10,276	10,758

Income/(loss) from operations	212	340	(638)	263

Other income/(expenses):
Interest expense and finance fees	—	(1)	(2)	(5)
Interest income	—	—	—	4
Foreign currency gains/(losses)	16	(247)	1	(172)
Other	4	7	12	10
Total other income/(expenses)	20	(241)	11	(163)

Income/(loss) from continuing operations before income tax	232	99	(627)	100

Income tax expenses	(15)	(7)	(30)	(48)

Net income/(loss) from continuing operations	217	92	(657)	52
Net loss from discontinued operations, net of tax	(239)	(378)	(395)	(2,846)

Net loss attributable to EGT stockholders	$(22)	$(286)	$(1,052)	$(2,794)

Other comprehensive income/(loss), net of tax	99	(200)	58	(217)

Comprehensive income/(loss) to EGT stockholders	$77	$(486)	$(994)	$(3,011)

Basic and diluted earnings/(loss) per share:
Loss	$—	$(0.01)	$(0.03)	$(0.09)
Earnings/(loss) from continuing operations	$0.01	$—	$(0.02)	$—
Loss from discontinued operations, net of tax	$(0.01)	$(0.01)	$(0.01)	$(0.09)

Weighted average common shares outstanding
Basic	30,013	29,975	30,016	29,975
Diluted	30,148	30,713	30,016	30,712

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six-Month Periods Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,052)	$(2,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Foreign currency gains	—	(3)
Depreciation of gaming equipment and property and equipment	2,277	2,614
Amortization of casino contracts	1,222	1,238
Amortization of intangible assets	151	151
Amortization of contract amendment fees	54	54
Impairment of property and equipment	19	—
Stock-based compensation expense	141	445
Loss on disposition of subsidiary, including property and equipment	—	999
Gain on disposition of gaming equipment and property and equipment	(3)	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	360	743
Inventories	(1,393)	373
Prepaid expenses and other current assets	(270)	(132)
Prepaids, deposits and other assets	(46)	104
Accounts payable	(349)	(1,107)
Amount due from/to related parties	109	21
Accrued expenses and other liabilities	(1,021)	(1,054)
Customer deposits and other current liabilities	1,502	(29)
Net cash provided by operating activities	1,701	1,623

Cash flows from investing activities:
Construction/purchase of property and equipment	(2,027)	(2,401)
Purchase of gaming machines and systems	(359)	(3,983)
Addition of project costs	—	(1,155)
Proceeds from sale of subsidiary related to discontinued operations	—	365
Proceeds from sale of gaming equipment and property and equipment	32	—
Net cash used in investing activities	(2,354)	(7,174)

Cash flows from financing activities:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash	16	(25)
Decrease in cash and cash equivalents	(637)	(5,576)
Cash and cash equivalents at beginning of period	5,301	10,365
Cash and cash equivalents at end of period	$4,664	$4,789

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income tax paid	$—	$—

Non-cash investing/financing activities
Purchase of gaming machines and systems	$—	$659

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.   Description of Business and Significant Accounting Policies

The business activities of the Company entail the owning and leasing of electronic gaming machines (EGMs) placed in premier hotels and other venues in Cambodia and the Philippines, the development and operation of gaming establishments under the Dreamworld brand in select emerging markets in the Indo-China region and the design, manufacture and distribution of gaming chips and plaques under the Dolphin brand to major casinos primarily in Southeast Asia and Australia.

The Company owned and operated a casino under the Dreamworld name in the Pailin Province of Cambodia. On June 1, 2014, the Company ceased operations of the casino in Pailin and, on June 20, 2014, entered into an agreement to sell 100% of the issued capital shares of Dreamworld Leisure (Pailin) Limited, a wholly-owned Cambodian subsidiary of the Company established for the purpose of owning and operating the casino. In addition, the Company was engaged in the design, manufacture and distribution of other, non-gaming plastic products, primarily for the automotive industry. These operations were sold on March 28, 2013. All related historical revenues and expenses for the casino in Pailin and the non-gaming plastic products operations have been reclassified as discontinued operations. The accounting policies of these discontinued operations are consistent with the Company’s policies for the accompanying consolidated financial statements.

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

Non-current assets held for discontinued operations are carried at the lower of their carrying amount or fair value less costs to sell. Any gain or loss from disposal of a business, together with the results of its operations until the date of disposal, is reported separately as discontinued operations. The financial information of discontinued operations is excluded from the respective captions in the Company's consolidated statements of comprehensive income and related notes for all periods presented.

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of June 30, 2014, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $4.4 million.

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

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. Impairment charges of approximately $19,000 were recognized for long-lived assets for the three-month and six-month periods ended June 30, 2014. There were no impairment charges for long-lived assets for the three-month and six-month periods ended June 30, 2013.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid leases, prepaid value-added taxes in foreign countries, prepayments to suppliers, rental and utilities and other deposits.

Gaming Equipment

Gaming equipment consists primarily of EGMs and systems. Gaming equipment is stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $758,000 and $1.0 million and $1.5 million and $2.0 million was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to ten years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period as long as renewal is reasonably assured.

Depreciation of property and equipment of approximately $150,000 and $138,000 and $297,000 and $174,000 was included in the cost of gaming operations in the consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, respectively.

Depreciation of property and equipment of approximately $185,000 and $67,000 and $321,000 and $108,000 was included in cost of gaming products in the consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, respectively.

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

Amortization expenses related to casino contracts were approximately $612,000 and $617,000 and $1.2 million and $1.2 million for the three-month and six-month periods ended June 30, 2014 and 2013, respectively. Amortization expenses related to other gaming related intangibles were approximately $63,000 and $63,000 and $126,000 and $126,000 for the three-month and six-month periods ended June 30, 2014 and 2013, respectively. The amounts were accounted for as cost of gaming operations in the consolidated statements of comprehensive income. Amortization expenses related to technical know-how were approximately $7,000 and $7,000 and $13,000 and $13,000 for the three-month and six-month periods ended June 30, 2014 and 2013, respectively. The amounts were accounted for as cost of gaming products in the consolidated statements of comprehensive income. Amortization expenses related to patents and trademarks were approximately $6,000 and $6,000 and $12,000 and $12,000 for the three-month and six-month periods ended June 30, 2014 and 2013, respectively. The amounts were accounted for as selling, general and administrative expenses in the consolidated statements of comprehensive income.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the three-month and six-month periods ended June 30, 2014 and 2013, respectively.

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

The Company earns recurring gaming revenue from its gaming operations.

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

Revenues are recognized as earned unless collection is not reasonably assured, in which case revenues are recognized when the payment for net winnings is received. All slot operations revenues were recognized as earned during the three-month and six-month periods ended June 30, 2014 and 2013.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fee balances related to contract amendments of approximately $180,000 and $234,000 as of June 30, 2014 and December 31, 2013, respectively.

For the discontinued casino operations, the Company’s revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession, if any. Cash discounts, other cash incentives related to casino play and commissions rebated through junkets or tour guides, if any, to customers are recorded as a reduction to casino revenue. Consequently, the Company’s casino revenues are reduced by discounts and commissions.

The Company does not accrue jackpot liabilities for its slot machine base and progressive jackpots as regulations do not prohibit removal of gaming machines from the gaming floor without payment of the jackpots.

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

The Company also earned recurring gaming revenue through leasing table game equipment and providing casino management services to gaming operators within its casino property. Revenues from gaming table leasing arrangements are recognized as earned over the contractual terms of the arrangement between the Company and the gaming promoters and are included in discontinued operations.

Gaming Products Sales

The Company recognizes revenue from the sale of its gaming products to end users upon shipment against customer contracts or purchase orders.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 12 for additional information relating to stock-based compensation assumptions. Stock-based compensation expenses totaled approximately $69,000 and $198,000 and $141,000 and $445,000 for the three-month and six-month periods ended June 30, 2014 and 2013, respectively.

Product Development

Product development expenses are expensed as incurred. Employee related costs associated with product development are included in product development expenses. Product development expenses were approximately $101,000 and $35,000 and $156,000 and $155,000 for the three-month and six-month periods ended June 30, 2014 and 2013, respectively. Product development expenses increased in the three-month period ended June 30, 2014 due to increased efforts to develop new products and security features for the Company’s gaming products business in the three-month period ended June 30, 2014. Product development expenses were essentially unchanged for the six-month period ended June 30, 2014.

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

A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred. The Company had no capital leases as of June 30, 2014 and December 31, 2013.

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

Earnings/(Loss) per Share

Basic earnings/(loss) per share are computed by dividing the reported net earnings/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options and restricted shares during the period. The computation of diluted earnings per share excludes the impact of stock options and restricted shares that are anti-dilutive. There is no difference in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

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

Below is a summary of closing exchange rates as of June 30, 2014 and December 31, 2013, and average exchange rates for the three-month and six-month periods ended June 30, 2014 and 2013, respectively.

(US$1 to foreign currency)	June 30, 2014	December 31, 2013
Australian dollar	1.06	1.13
Hong Kong dollar	7.75	7.75
Philippine peso	43.77	44.45
Thai baht	32.52	32.92

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(US$1 to foreign currency)	2014	2013	2014	2013
Australian dollar	1.07	1.01	1.09	0.99
Hong Kong dollar	7.75	7.76	7.76	7.76
Philippine peso	44.18	41.90	44.56	41.37
Thai baht	32.51	29.95	32.61	29.93

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

As of June 30, 2014, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short maturity of these items.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not expect the impact of the adoption of ASU 2014-08 to be material to our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

Note 2.	Segments

The Company currently conducts business in two operating segments: (i) gaming operations, which include EGM participation operations; and (ii) gaming products, which consist of the design, manufacture and distribution of gaming chips and plaques. The Company owned and operated a casino in the Pailin Province of Cambodia. In June 2014, the Company ceased operations of the casino and entered into an agreement to sell 100% of the issued capital shares of Dreamworld Leisure (Pailin) Limited, a wholly-owned Cambodian subsidiary of the Company established for the purpose of owning and operating the casino. The Company was also engaged in the design, manufacture and distribution of other non-gaming plastic products, primarily for the automotive industry. These operations were sold on March 28, 2013. All the related historical revenues and expenses for the casino in Pailin and non-gaming plastic products operations have been reclassified as discontinued operations. The accounting policies of these discontinued operations are consistent with the Company’s policies for the accompanying consolidated financial statements.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2014	2013	2014	2013
Revenues:
Gaming operations	$4,420	$5,034	$8,303	$9,432
Gaming products	524	162	1,335	1,589
Total revenues	$4,944	$5,196	$9,638	$11,021

Operating income/(loss):
Gaming operations gross margin	$1,931	$2,332	$3,415	$4,213
Gaming products gross margin	(401)	(384)	(1,078)	(452)
Corporate and other operating costs and expenses	(1,318)	(1,608)	(2,975)	(3,498)
Total operating income/(loss)	$212	$340	$(638)	$263

Depreciation and amortization:
Gaming operations	$1,597	$1,851	$3,165	$3,583
Gaming products	219	93	386	147
Corporate	8	10	19	14
Total depreciation and amortization	$1,824	$1,954	$3,570	$3,744

Geographic segment revenues for the three-month and six-month periods ended June 30, 2014 and 2013 consisted of the following:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2014	2013	2014	2013
Cambodia	$3,752	$4,264	$6,895	$7,726
Macau	137	34	497	700
Philippines	930	898	1,864	2,259
Australia	125	—	316	163
Other	—	—	66	173
	$4,944	$5,196	$9,638	$11,021

For the three-month and six-month periods ended June 30, 2014 and 2013, in the gaming operations segment, the largest customer represented 70% and 74% and 69% and 72%, respectively, of total gaming operations revenue. For the three-month and six-month periods ended June 30, 2014 and 2013, in the gaming products segment, the largest customer represented 27% and 59% and 24% and 37%, respectively, of total gaming products sales.

Note 3.	Inventories

Inventories consisted of the following:

(amounts in thousands)	June 30, 2014	December 31, 2013
	(Unaudited)
Raw materials (1)	$1,717	$809
Work-in-process (1)	1,182	342
Finished goods	31	367
Spare parts and supplies	127	145
	$3,057	$1,663

(1)	Raw materials and work-in-process increased from December 31, 2013 to June 30, 2014 in preparation for gaming chip and plaque orders expected to be delivered in the second half of 2014.

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(amounts in thousands)	June 30, 2014	December 31, 2013
	(Unaudited)
Prepayments to suppliers	$710	$400
Prepaid leases	13	43
	$723	$443

Note 5.	Receivables

Accounts and other receivables consisted of the following:

(amounts in thousands)	June 30, 2014	December 31, 2013
	(Unaudited)
Trade accounts	$906	$922
Other	103	453
	1,009	1,375
Less: allowance for doubtful accounts	—	—
Net	$1,009	$1,375

Note 6.	Gaming Equipment

Gaming equipment is stated at cost. The major categories of gaming equipment and accumulated depreciation consisted of the following:

	Useful Life
(amounts in thousands)	(years)	June 30, 2014	December 31, 2013
		(Unaudited)
EGMs	3-5	$17,731	$17,587
Systems	5	1,503	1,417
Other gaming equipment	3-5	—	42
		19,234	19,046
Less: accumulated depreciation		(12,362)	(10,875)
		$6,872	$8,171

Depreciation expense of gaming equipment of approximately $758,000 and $1.0 million and $1.5 million and $2.0 million was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, respectively.

Note 7.	Property and Equipment

Property and equipment are stated at cost and consisted of the following:

	Useful Life
(amounts in thousands)	(years)	June 30, 2014	December 31, 2013
		(Unaudited)
Equipment, vehicles, furniture and fixtures	3-10	$6,174	$4,109
Land and building	5	2,928	2,949
Leasehold improvements	1-5	1,188	1,029
Construction in progress	N/A	581	996
System development cost	N/A	201	116
		11,072	9,199
Less: accumulated depreciation		(2,004)	(1,342)
		$9,068	$7,857

Depreciation expense of property and equipment of approximately $150,000 and $138,000 and $297,000 and $174,000 was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, respectively.

Depreciation expense of property and equipment of approximately $185,000 and $67,000 and $321,000 and $108,000 was included in cost of gaming products in the consolidated statement of comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, respectively.

Note 8.	Goodwill and Intangible Assets, including Casino Contracts

Intangible assets are stated at cost and consisted of the following:

	Useful Life
(amounts in thousands)	(years)	June 30, 2014	December 31, 2013
		(Unaudited)
Gaming operation agreement	4-5	$1,184	$1,178
Less: accumulated amortization		(693)	(567)
		491	611

Goodwill	N/A	358	353

Patents	5-6	114	114
Less: accumulated amortization		(72)	(62)
		42	52

Trademarks	5-9	26	26
Less: accumulated amortization		(11)	(10)
		15	16

Technical know-how	10	261	261
Less: accumulated amortization		(54)	(41)
		207	220

Casino contracts	5-6	12,795	12,764
Less: accumulated amortization		(8,577)	(7,335)
		4,218	5,429
		$5,331	$6,681

Amortization expense for finite-lived intangible assets was approximately $687,000 and $693,000 and $1.4 million and $1.4 million for the three-month and six-month periods ended June 30, 2014 and 2013, respectively.

Goodwill movements during the periods consisted of the following:

(amounts in thousands)	2014	2013
	(Unaudited)
Balance as of January 1	$353	$380
Foreign currency translation adjustment	5	(27)
Balance as of June 30/December 31	$358	$353

Note 9.	Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

(amounts in thousands)	June 30, 2014	December 31, 2013
	(Unaudited)
Prepaid taxes	$1,014	$927
Prepaid leases	217	222
Prepayments to suppliers	235	279
Deposits on EGM and system orders	92	16
Rentals, utilities and other deposits	291	353
	$1,849	$1,797

As of June 30, 2014, prepaid leases consisted of land lease prepayments of approximately $217,000 for a potential gaming development project located in the Kampot Province of Cambodia.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

(amounts in thousands)	June 30, 2014	December 31, 2013
	(Unaudited)
Payroll and related costs	$252	$601
Professional fees	388	312
Withholding tax expenses	553	551
Other tax expenses (1)	—	482
Others	238	420
	$1,431	$2,366

(1)	Other tax expenses as of December 31, 2013 represented an accrued tax liability related to the Philippines operations resulting from the finalization of the Philippines income tax return for the 2010 year. The accrual was reversed in the three-month period ended June 30, 2014.

Note 11.	Other Liabilities

Other liabilities consisted of the following:

(amounts in thousands)	June 30, 2014	December 31, 2013
	(Unaudited)
Tax liabilities	$689	$659
Others	32	83
	$721	$742

Note 12.	Stock-Based Compensation

Options

The Company effected a 1-for-4 reverse stock split of its common shares as of June 12, 2012. All historical share amounts and share price information presented in this Note have been proportionally adjusted to reflect the impact of this reverse stock split.

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

During the six-month period ended June 30, 2014, stock options for the purchase of 225,000 shares of common stock were granted with a weighted average exercise price of $1.21 and weighted average fair value of $0.67 (2013: $1.18) per share and will vest from six-month and one day to three-year periods. During the six-month period ended June 30, 2014, 95,000 shares of restricted stock awards with a weighted average fair value of $1.21 per share were issued. The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones or according to the vesting period. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of any changes in the assessment of probabilities.

During the six-month period ended June 30, 2014, there were no exercises of outstanding stock options.

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

As of June 30, 2014, stock options for the purchase of 936,864 and 20,000 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of June 30, 2014, there were no outstanding non-plan options to purchase common stock. All previously granted non-plan options had expired by December 31, 2012. The non-plan options were issued to certain employees and non-employees of EGT Entertainment Holding Limited as approved by the Company’s stockholders in September 2007 pursuant to the initial closing of the transactions under the Securities Purchase and Product Participation Agreement dated June 12, 2007 between the Company and EGT Entertainment Holding Limited.

As of June 30, 2014, stock options for the purchase of 2,399,038 shares of common stock were outstanding under the 2008 Plan.

As of June 30, 2014, 2,949,235 stock options were exercisable with a weighted average exercise price of $2.12, a weighted average fair value of $0.90 and an aggregate intrinsic value of approximately $169,000. The total fair value of shares vested during the six-month period ended June 30, 2014 was approximately $312,000. The total compensation cost related to unvested shares as of June 30, 2014 was approximately $176,000. The amount was expected to be recognized over 1.8 years.

A summary of all current and expired plans as of June 30, 2014 and changes during the period then ended are presented in the following table:

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	3,291,738	$2.11	6.13	$738
Granted	225,000	1.21	3.78	—
Exercised	—	—	—	—
Forfeited or expired	(160,836)	2.04	—	—
Outstanding as of June 30, 2014	3,355,902	2.05	5.83	169
Exercisable as of June 30, 2014	2,949,235	$2.12	5.38	$169

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2013	—	$—	—
Granted	95,000	1.21	1.33
Vested (1)	(40,000)	1.21	0.31
Unvested balance as of June 30, 2014	55,000	1.21	1.33

(1)	Vested shares included 25,000 shares of restricted common stock issued in 2014 for which final vesting is subject to the approval of Company’s compensation committee.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the six-month periods ended June 30, 2014 and 2013.

	Six-Month Periods Ended June 30,
	2014		2013
Range of values:	Low	High	Low	High
Expected volatility	73.03%	74.03%	73.78%	76.49%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.11	3.73	9.70%
Risk free rate	1.16%	2.52%	0.55%	2.45%

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

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2014	2013	2014	2013
Melco Crown (Macau) Limited
Sales of gaming products	$—	$—	$135	$630

MCE Leisure (Philippines) Corporation
Sales of gaming products	$98	$—	$98	$—

Melco Services Limited
Technical services	$—	$2	$1	$10
Office rental	—	8	1	48

Golden Future (Management Services) Ltd
Management services	$90	$21	$148	$21

Melco Services Limited is a wholly-owned subsidiary of Melco International Development Limited, which owns 38.0% of Entertainment Gaming Asia Inc.

Melco International Development Limited owns 33.6% of Melco Crown Entertainment Limited, which owns 90.0% of Melco Crown (Macau) Limited.

Melco Crown Entertainment Limited owns 68.8% of Melco Crown (Philippines) Resorts Corporation, which owns 100% of MCE Leisure (Philippines) Corporation.

Golden Future (Management Services) Limited is a wholly-owned subsidiary of Melco Crown (Macau) Limited.

Note 14.	Income Taxes

The Company recorded income tax expenses of $15,000 and $7,000 and $30,000 and $48,000 for the three-month and six-month periods ended June 31, 2014 and 2013, respectively. The Company’s effective income tax rates were 6.4% and 7.6% and (4.7)% and 48.2% for the three-month and six-month periods ended June 30, 2014 and 2013, respectively. EGT Cambodia entity and Dreamworld Casino (Pailin) are income tax exempt and only pay a fixed monthly tax rather than a tax on income.

The fixed obligation tax arrangement is subject to annual renewal and negotiation and the Company has renewed the fixed obligation tax arrangement for both EGT Cambodia and Dreamworld Casino (Pailin) for 2014.

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

The Company's 2009 to 2013 Australian income tax returns remain open to examination by the Australian Taxation Office. The Company's 2010 to 2013 Cambodian income tax returns remain open to examination by the General Department of Taxation. The Company's 2011 to 2013 Philippines income tax returns remain open to examination by the Philippines Bureau of Internal Revenue. The Company's 2007 to 2013 Hong Kong income tax returns remain open to examination by the Hong Kong Inland Revenue Department.

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

From May 2012 until June 2014, the Company owned and operated a casino in the Pailin Province of Cambodia (“Dreamworld Casino (Pailin)”). Dreamworld Casino (Pailin) was constructed on land leased from a local land owner and, in consideration, the land owner was entitled to receive a monthly rental fee in the amount of $5,000 and 20% of the profit before depreciation (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the casino’s revenue). The initial lease term was 20 years, commencing in September 2011, and was subject to renewal by the parties in writing.

On June 1, 2014, the Company ceased operations of Dreamworld Casino (Pailin). On June 20, 2014, the Company entered into an agreement to sell 100% of the issued capital shares of Dreamworld Leisure (Pailin) Limited (“DWP”), a wholly-owned Cambodian subsidiary of the Company established for the purposes of owning and operating Dreamworld Casino (Pailin), to a local Cambodian individual. In connection with the sale of the issued capital shares of DWP, on June 20, 2014 the Company and its partner in the operations entered into an agreement to terminate the undertaking agreement and lease agreements with the partner and all future obligations thereunder including future lease payments owed by the Company.

The sale includes all assets of DWP with the exception of all electronic gaming machines, certain surveillance equipment and other assets excluded in the agreement and prohibits any use of the Dreamworld brand name by the buyer. Total consideration paid to the Company by the buyer will be $500,000, of which $100,000 was paid at the time of entering the agreement and the balance is to be paid in sixteen $25,000 monthly installments commencing within one month of the signed agreement. The parties expect to complete the sale transaction subject to the buyer’s receipt of certain government approvals, which is expected within the next few months. The Company intends to recognize the anticipated gain on the disposal of the entity when the transaction is expected to close.

In compliance with the annual valuation review of the Dreamworld Casino (Pailin) facility and gaming assets under U.S. Generally Accepted Accounting Principles (GAAP), the Company had recorded an impairment charge of approximately $2.5 million as of December 31, 2013 related to these operations. The impairment charge represented the entire capital expenditure incurred by the Company for the property as of December 31, 2013, with the exception of those assets that the Company believed could be redeployed to other existing properties.

The following table details the significant components of revenues and loss from discontinued operations, net of income taxes.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2014	2013	2014	2013
Revenues from casino operations	$12	$907	$228	$2,001
Revenues from non-gaming products	—	—	—	2,043
Total revenues from discontinued operations	$12	907	$228	4,044

Pre-tax loss from casino operations	$(239)	$(476)	$(395)	$(765)
Pre-tax income/(loss) from non-gaming products	—	98	—	(2,109)
Benefit for income taxes related to discontinued operations	—	—	—	28
Loss from discontinued operations, net of tax	$(239)	$(378)	$(395)	$(2,846)

The following table details selected financial information for the discontinued operations in the consolidated statements of comprehensive income.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2014	2013	2014	2013
Loss from operations	$(237)	$(432)	$(402)	$(561)
Loss on disposal	—	—	—	(2,442)
Other (1)	(2)	54	7	129
Income tax benefit (2)	—	—	—	28
Loss from discontinued operations, net of tax	$(239)	$(378)	$(395)	$(2,846)

(1)	Other represented foreign currency exchange differentials from Dreamworld Casino (Pailin) discontinued operations and recognized government grant income from Dolphin Australia discontinued operations.
(2)	Income tax benefit represented a reversal of previously recognized uncertain tax benefits from Dolphin Australia discontinued operations.

Note 16.	Commitments and Contingencies

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

Note 17.	Earnings/(Loss) Per Share

Computation of the basic and diluted earnings/(loss) per share from continuing operations consisted of the following:

	Three-Month Periods Ended June 30,
	2014			2013
(amounts in thousands, except per share data)	Income	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net income attributable to equity shareholders	$217	30,013	0.01	$92	29,975	$—
Effect of dilutive securities
Dilutive stock options/restricted shares		135			738
Diluted
Net income attributable to equity shareholders plus assumed conversion	$217	30,148	0.01	$92	30,713	$—

	Six-Month Periods Ended June 30,
	2014			2013
(amounts in thousands, except per share data)	Loss	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net (loss)/income attributable to equity shareholders	$(657)	30,016	(0.02)	$52	29,975	$—
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		—			737
Diluted
Net (loss)/income attributable to equity shareholders plus assumed conversion	$(657)	30,016	(0.02)	$52	30,712	$—

(1)	There was no difference in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses for the six-month period ended June 30, 2014.

For the three-month periods ended June 30, 2014 and 2013, outstanding stock options of 3,093,402 and 2,166,738 shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive. For the six-month periods ended June 30, 2014 and 2013, outstanding stock options of 3,093,402 and 2,166,738 shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

Note 18.	Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Unrealized Actuarial Income	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances, January 1, 2013	$62	$867	$929
Current period other comprehensive income/(loss)	37	(224)	(187)
Balances, December 31, 2013	99	643	742
Current period other comprehensive income	—	58	58
Balances, June 30, 2014	$99	701	800

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

Overview

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the three-month and six-month periods ended June 30, 2014 and 2013 included elsewhere in this report.

We are a gaming company focused on capitalizing on the growth opportunities in emerging gaming markets of Asia. We generate revenue in two principal ways: gaming operations and gaming product sales. Our gaming operations comprise slot participation operations in Cambodia and the Philippines through contracts with venue owners or the development and operations of our own venues under our Dreamworld brand. Our gaming products comprise the manufacture and sale of gaming chips and plaques under our Dolphin brand and the distribution of gaming products in select markets for third-party suppliers.

Our consolidated revenue for the three-month and six-month periods ended June 30, 2014 was approximately $4.9 million and $9.6 million, of which revenue from the gaming operations and gaming products segments comprised 89% and 11% and 86% and 14%, respectively. This compares to consolidated revenue of approximately $5.2 million and $11.0 million for the three-month and six-month periods ended June 30, 2013, of which revenue from the gaming operations and gaming products segments comprised 97% and 3% and 86% and 14%, respectively.

We have developed our business model with the goal of creating growth potential and the ability to generate quality recurring cash flow. We believe that this model combined with our established presence and relationships in our markets provide us the potential to capitalize on the growth opportunities in our target markets in Asia. We seek to improve revenue by making our gaming properties quality leaders in their markets by providing our customers with their favorite games, superior customer service and attractive and comfortable surroundings. We seek to increase and expand our diversified revenue streams through our gaming products division. We seek to improve margins by focusing on operational efficiencies and cost controls. Our long-term strategy includes responsible investment in improving and maintaining our existing operations and selectively securing new projects that will serve to enhance our presence and build deeper brand equity for the Dreamworld name in our markets and drive long-term growth for the Company. We intend to implement these strategies in ways that we believe will benefit our shareholders.

Gaming Operations

Our gaming operations involve the leasing of EGMs on a revenue sharing basis to gaming establishments. We utilize our operational experience, established market presence and key relationships to identify and develop new gaming venues, acquire EGMs, casino management systems and other gaming peripherals directly from manufacturers, dealers and suppliers and install the same in our contracted venues. In addition, we assist the venue owners in brand-building and marketing promotions.

For certain of our contracts, such as with NagaWorld Resorts, Sokha Hotels and Resorts (“Sokha”) and Dreamworld Club (Poipet) in Cambodia, we also function as a manager of the EGM operations. In these venues, we either jointly manage with the relevant casino owner, as is the case with NagaWorld Resorts and Sokha, or exclusively manage, as is the case with Dreamworld Club (Poipet), the slot floor operations and design marketing programs and slot promotions for our designated gaming spaces. We also hire, train and manage the floor staff and set high expectations on the level of customer service.

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

As of June 30, 2014, our gaming operations were located in two countries, Cambodia and the Philippines, and totaled 1,694 EGM seats in operation in six venues. In Cambodia, we had a total of 1,126 EGM seats in operation in three venues. In the Philippines, we had a total of 568 EGM seats in operation in three venues.

In Cambodia, our gaming operations largely focus on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918). NagaWorld is a premier luxury destination gaming resort and the only licensed full service casino in a designated area around the capital city of Phnom Penh. In December 2008, we established a relationship with NagaCorp to place EGMs on a revenue sharing or participation basis at NagaWorld and jointly operate those EGMs with them. Due to our successful performance, we subsequently amended our contract and expanded our relationship with NagaWorld to 670 EGM seats under contract. Our slot operations in NagaWorld are a primary contributor to our slot revenue and cash flow.

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

Our gaming operations in Cambodia also include Thansur Bokor Highland Resort, a casino resort developed by leading Cambodian hotelier, Sokha, in a tourist area of the Kampot Province. The resort officially opened in May 2012 but portions of the initial phase of the property including the entertainment complex were not completed until early 2013. To-date, we have placed approximately 180 EGMs in this venue. Under the terms of the agreement, we have the ability to place up to 250 EGM seats and jointly manage these slot operations in the resort. We and Sokha split the gross win and certain operating expenses for the placed EGMs on a respective basis of 27%/73%. The contract duration is five years commencing from May 2012. This project expanded our gaming operations in the Indo-China region with a prominent partner who has multiple hotel and resort properties in Cambodia.

Our most recent project in Cambodia is Dreamworld Club (Poipet). Unlike our other slot operations, we solely developed and operate this property. Dreamworld Club (Poipet) is a standalone slot hall with approximately 300 EGM seats. It is prominently located in the established gaming market of Poipet in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand border. Dreamworld Club (Poipet) soft opened in March 2013 and the official grand opening was held in May 2013.

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

In the Philippines, our gaming operations comprise three venues in the greater Manila area. For these three venues, our share of the net win per unit per day ranges from 15% to 35%. The typical initial term for these contracts is five years with renewal options. The strong Philippine economy, the interest of the government to expand gaming in the country and close geographic proximity to major markets in Asia, among other reasons, has led to increased development of major casinos in the market. While this results in increasing competition for our venues in this market, we remain focused on enhancing returns on assets in the Philippines through targeted marketing programs and strategic management of the machine mix.

During the reporting periods, we operated one casino property, Dreamworld Casino (Pailin), which opened in May 2012 and closed in June 2014. Dreamworld Casino (Pailin) measured approximately 16,000 square feet and was located in the Pailin Province of Northwestern Cambodia next to the Thailand border.

Dreamworld Casino (Pailin) was constructed on land leased from a local land owner and, in consideration, the land owner was entitled to receive monthly a rental fee in the amount of $5,000 and 20% of the profit before depreciation (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the casino’s revenue). The initial lease term was 20 years, commencing in September 2011 and was subject to renewal by the parties in writing. Total capital expenditures for Dreamworld Casino (Pailin) were approximately $2.5 million, which was paid solely by us from internal cash resources.

The performance of Dreamworld Casino (Pailin) did not meet our expectations primarily due to an insufficient level of natural player traffic and the high costs associated with acquiring a quality player base in this market. After exploring all avenues to improve performance, we determined to seek strategic alternatives for the property. After careful evaluation of all other options, on June 20, 2014 we entered into an agreement to sell 100% of the issued capital shares of Dreamworld Leisure (Pailin) Limited (“DWP”), a wholly-owned Cambodian subsidiary of the Company established for the purposes of owning and operating Dreamworld Casino (Pailin) (“Dreamworld Pailin”), to a local Cambodian individual. In connection with the sale of the issued capital shares of DWP, on June 20, 2014 we and our partner in the operations entered into an agreement to terminate the undertaking agreement and lease agreements with our partner and all future obligations thereunder including future lease payments owed by us.

The sale includes all assets of DWP with the exception of all electronic gaming machines, certain surveillance equipment and other assets excluded in the agreement and prohibits any use of the Dreamworld brand name by the buyer. Total consideration paid to us by the buyer will be $500,000, of which $100,000 was paid at the time of entering the agreement and the balance is to be paid in sixteen $25,000 monthly installments commencing within one month of the signed agreement. The parties expect to complete the sale transaction subject to the buyer’s receipt of certain government approvals, which is expected within the next few months.

In compliance with the annual valuation review of the Dreamworld Casino (Pailin) facility and gaming assets under U.S. Generally Accepted Accounting Principles (GAAP), we had previously recorded an impairment charge of approximately $2.5 million as of December 31, 2013 related to these operations.

We continue to selectively pursue gaming projects for both slot participation and casino development. For slot operations, we intend to pursue additional opportunities in certain markets in Indo-China and place our EGMs in prime locations on the gaming floors of major casinos and/or hotels in our target markets. For casino development, we intend to pursue projects in Indo-China and other growing gaming markets in Asia that will enable us to expand our market presence and increase brand equity in our Dreamworld name. We intend to pursue projects that are relatively larger in size and investment than our existing Dreamworld projects and in more established markets with a strong level of existing natural player traffic. There is no assurance we will be successful in establishing new projects or that any such projects will be successful.

Gaming Products

As part of our efforts to complete the restructuring of our legacy operations, on March 28, 2013, we sold the non-gaming manufacturing portion of the operations in a management-led buyout for total consideration of AUD350,000. In connection with the sale, in March 2013, we commenced the relocation of our manufacturing facilities for the gaming products portion of the business, namely gaming chips and plaques, to Hong Kong from Australia. Commercial operation of the new Hong Kong facilities, which is also our corporate headquarters, began in May 2013.

We recorded one-time cash costs associated with the above sale and relocation, which included severance and relocation charges, of approximately $1.3 million. These costs were all incurred during the three-month period ended March 31, 2013 and were funded from our available working capital.

We believe these actions not only enabled us to exit a non-core, low-margin business but also better position us to secure large new orders in the growing Asian gaming markets as well as provide for increased production capacity and economies of scale and improved R&D capabilities. In addition, it improves our ability to expand our product mix to include other gaming products, which could add incremental revenue streams and further enhance our competitive positioning. We have two distribution agreements with third-party suppliers for gaming accessories and gaming systems and terminals. None of our distribution agreements require purchase commitments from us.

Discontinued Operations

On June 1, 2014, we ceased operations of Dreamworld Casino (Pailin), a casino it developed, owned and operated in the Pailin Province of Cambodia. On June 20, 2014, we entered into an agreement to sell 100% of the issued capital shares of Dreamworld Leisure (Pailin) Limited, a wholly-owned Cambodian subsidiary established for the purpose of owning and operating the casino. The sale is expected to close in the next few months, at which time we intend to recognize the anticipated gain on the disposal of the entity.

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

All related historical revenues and expenses from Dreamworld Casino (Pailin) and the non-gaming plastic products operations have been reclassified as discontinued operations.

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 2014 and 2013

The following is a schedule summarizing operating results on a consolidated basis and separately by each of our two operating segments, gaming operations and gaming products, for the three-month and six-month periods ended June 30, 2014 and 2013.

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

On June 1, 2014, we ceased the operations of Dreamworld Casino (Pailin), a casino we developed, owned and operated in the Pailin Province of Cambodia. On June 20, 2014, we entered into an agreement to sell 100% of the issued capital shares of Dreamworld Leisure (Pailin) Limited, a wholly-owned Cambodian subsidiary established for the purposes of owning and operating the casino. The sale is expected to close in the next few months.

All historical revenues and expenses associated with Dreamworld Casino (Pailin) and the non-gaming plastic products operations for the three-month and six-month periods ended June 30, 2014 and 2013 have been reclassified as discontinued operations.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands, except per share data)	2014	2013	2014	2013
Total:
Revenues	$4,944	$5,196	$9,638	$11,021
Gross margin	$1,541	$1,948	$2,348	$3,761
Gross margin percentage	31%	37%	24%	34%
Adjusted EBITDA from continuing operations (1)	$2,136	$2,252	$3,097	$4,290
Operating income/(loss) from continuing operations	$212	$340	$(638)	$263
Net income/(loss) from continuing operations	$217	$92	$(657)	$52
Net loss	$(22)	$(286)	$(1,052)	$(2,794)

Basic and diluted earnings/(loss) per share from continuing operations	$0.01	$—	$(0.02)	$—

Weighted average common shares outstanding
Basic	30,013	29,975	30,016	29,975
Diluted	30,148	30,713	30,016	30,712

Gaming operations:
Revenues	$4,420	$5,034	$8,303	$9,432
Gross margin	$1,942	$2,332	$3,426	$4,213
Gross margin percentage	44%	46%	41%	45%

Gaming products:
Revenues	$524	$162	$1,335	$1,589
Gross margin	$(401)	$(384)	$(1,078)	$(452)
Gross margin percentage	(77)%	NM	(81)%	(28)%

(1)	We define “Adjusted EBITDA" as earnings from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted EBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Our calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of Adjusted EBITDA from continuing operations to the net income/(loss) from continuing operations is provided below.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2014	2013	2014	2013
Net income/(loss) from continuing operations— GAAP	$217	$92	$(657)	$52
Interest expense	—	1	2	5
Interest income	—	—	—	(4)
Income tax expenses	15	7	30	48
Depreciation and amortization	1,824	1,954	3,570	3,744
Stock-based compensation expenses	69	198	141	445
Impairment of assets	19	—	19	—
Gain on dispositions	(8)	—	(8)	—
Adjusted EBITDA from continuing operations	$2,136	$2,252	$3,097	$4,290

Total revenues decreased approximately $252,000 to $4.9 million for the three-month period ended June 30, 2014 compared to approximately $5.2 million in the same period of the prior year as lower gaming operations revenue was partially offset by higher gaming products sales. Revenue from gaming operations decreased primarily as a result of lower average daily net win per unit from NagaWorld, as described in greater detail below. Revenue from the gaming products division increased as a result of higher sales of gaming chips and plaques to existing customers compared to the prior year period when the production period was shortened due to the relocation of our manufacturing facilities from Australia to Hong Kong.

Gross profit decreased approximately $407,000 to $1.5 million for the three-month period ended June 30, 2014 compared to approximately $1.9 million in the same period of the prior year. The decrease was primarily a result of lower gaming operations revenue from NagaWorld partially offset by a higher gross profit for the Philippines gaming operations primarily due to lower depreciation expense as a result of the increase in fully depreciated gaming assets for the three-month period ended June 30, 2014.

Operating income from continuing operations decreased approximately $128,000 to $212,000 for the three-month period ended June 30, 2014 compared to approximately $340,000 in the same period of the prior year. The decrease in operating income from continuing operations was primarily a result of the lower gross profit partially offset by lower operating expenses largely due to a benefit of approximately $448,000 related to the reversal of a previous accrual for a Philippines tax assessment in the second quarter of 2014.

Net income from continuing operations increased approximately $125,000 to $217,000 for the three-month period ended June 30, 2014 compared to approximately $92,000 in the same period of the prior year. The increase in net income from continuing operations was primarily a result of a slight foreign currency gains compared to losses in the prior year period. This positive differential of approximately $263,000 was primarily due to the decrease in the value of U.S. dollar denominated payables for the Philippines operations as a result of favorable changes in the peso to dollar exchange rate. The increase in net income from continuing operations was partially offset by the lower operating income as explained above. Net loss decreased approximately $264,000 to $22,000 for the three-month period ended June 30, 2014 compared to approximately $286,000 in the same period of the prior year. The net loss for the three-month period ended June 30, 2014 included a net loss from discontinued operations of approximately $239,000 compared to a net loss from discontinued operations of approximately $378,000 in the prior year period.

Total revenues decreased approximately $1.4 million to $9.6 million for the six-month period ended June 30, 2014 compared to approximately $11.0 million in the same period of the prior year due to decreases in both business divisions. Revenue from gaming operations decreased primarily as a result of lower average daily net win per unit from NagaWorld and the Philippines, as described in greater detail below. Revenue from the gaming products division decreased as a result of lower sales of gaming chips and plaques to existing customers compared to the prior year period.

Gross profit decreased approximately $1.4 million to $2.4 million for the six-month period ended June 30, 2014 compared to approximately $3.8 million in the same period of the prior year. The decrease was a result of lower gaming operations revenue from NagaWorld and a higher gross margin loss for the gaming products division due to lower production volumes, certain production inefficiencies and under absorption of fixed costs compared to the prior year period. This was partially offset by higher gross profit from the Philippines operations primarily due to lower depreciation expense as a result of the increase in fully depreciated gaming assets for the six-month period ended June 30, 2014.

Operating loss from continuing operations increased approximately $901,000 to a loss of $638,000 for the six-month period ended June 30, 2014 compared to operating income from continuing operations of approximately $263,000 in the same period of the prior year. The increase in operating loss from continuing operations was primarily a result of the lower gross profit partially offset by lower operating expenses primarily due to the reversal of a prior tax accrual as mentioned above and lower stock-based compensation expense.

Net loss from continuing operations increased approximately $709,000 to a loss of $657,000 for the six-month period ended June 30, 2014 compared to net income from continuing operations of approximately $52,000 in the same period of the prior year. The increase in net loss from continuing operations was primarily a result of a higher operating loss partially offset by a positive foreign currency differential of approximately $173,000 for the same reasons as stated above. Net loss decreased approximately $1.7 million to $1.1 million for the six-month period ended June 30, 2014 compared to approximately $2.8 million in the same period of the prior year. The net loss for the six-month period ended June 30, 2014 included a net loss from discontinued operations of approximately $395,000 compared to a net loss from discontinued operations of approximately $2.8 million in the prior year period.

Gaming Operations

Revenues from gaming operations consisted of our slot operations.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands, except per unit data)	2014	2013	2014	2013
Net revenue to the Company
Cambodia operations	$3,350	$3,975	$6,280	$7,218
Philippines operations	787	803	1,515	1,740
Service revenue(1)	283	256	508	474
Consolidated total	$4,420	$5,034	$8,303	$9,432

Average daily net win per unit(2)
Cambodia operations	$130	$169	$124	$172
Philippines operations	$76	$74	$73	$80
Consolidated total	$112	$135	$107	$137

	June 30,
	2014	2013
EGM seats in operation
Cambodia operations	1,126	1,062
Philippines operations	568	570
Consolidated total	1,694	1,632

(1)	Service revenue represents reimbursements of certain expenses, which for accounting purposes, are included in the revenue and grossed up in the cost of gaming operations.
(2)	Average daily net win per unit figures exclude EGM seats in operation during venue soft opening periods, if applicable, and apply revenue recognized on a cash basis in the calculation for venues for which revenues are recognized on a cash basis. During the three-month and six-month periods ended June 30, 2014, no venues operated during a soft opening. During the three-month and six-month period ended June 30, 2013, one venue in Cambodia operated during a soft opening. Had these seats been included in the calculations, average net win per unit for the above-mentioned 2013 periods would have been $157 and $165 for Cambodia and $129 and $133, respectively, on a consolidated basis.

Revenue from gaming operations decreased approximately $614,000 to $4.4 million for the three-month period ended June 30, 2014 compared to approximately $5.0 million in the same period of the prior year. The decrease was primarily due to lower average daily net win per unit from NagaWorld partially offset by higher revenue from Dreamworld Club (Poipet), which operated under a soft opening from March 2013 until its grand opening in May 2013.

Gaming operations revenue for the three-month periods ended June 30, 2014 and 2013 included approximately $283,000 and $256,000, respectively, in service revenue related to the reimbursement of net shared costs from casino operators.

Consolidated average daily net win per machine decreased $23 to $112 for the three-month period ended June 30, 2014 compared to $135 in the prior year period due to a decline in the average daily net win per unit in NagaWorld.

Revenue from Cambodia decreased approximately $625,000 to $3.4 million for the three-month period ended June 30, 2014 compared to approximately $4.0 million in the prior year period primarily as a result of a decrease in average daily net win per unit from NagaWorld. This was partially offset by increased revenue from Dreamworld Club (Poipet).

NagaWorld contributed approximately $2.9 million in revenue for the three-month period ended June 30, 2014, a decrease of approximately $759,000 compared to $3.7 million in the prior year period. The decrease was primarily due to higher jackpot payouts in the three-month period ended June 30, 2014.

Cambodia average daily net win per unit decreased $39 to $130 for the three-month period ended June 30, 2014 compared to $169 for the prior year period. The decline was primarily due to lower average daily net win per unit in NagaWorld for the three-month period ended June 30, 2014.

Revenue from the Philippines decreased approximately $16,000 to $787,000 for the three-month period ended June 30, 2014 compared to approximately $803,000 in the prior year period. Philippines average daily net win per machine increased $2 to $76 for the three-month period ended June 30, 2014 compared to $74 in the prior year period. The Philippines performance was relatively stable as we continue our efforts to improve overall returns for these operations. These efforts include implementing, with the support of our venue owner partners, targeted marketing programs and proactive machine mix management. With increasing competition from the development of major integrated casino resorts in Manila, we are focused on improving player loyalty through marketing programs and providing a wide range of preferred gaming machines and superior services to the local customer bases.

Gross profit from gaming operations decreased approximately $390,000 to $1.9 million for the three-month period ended June 30, 2014 compared to approximately $2.3 million in the prior year period primarily due to lower revenue from NagaWorld. This was partially offset by higher gross profit for the Philippines due to lower depreciation expense as a result of an increase in fully depreciated gaming assets. Cost of gaming operations for the three-month period ended June 30, 2014 included approximately $908,000 in depreciation of gaming property and equipment, $612,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $895,000 of other operating costs. Cost of gaming operations for the three-month period ended June 30, 2013 included approximately $1.2 million of depreciation of gaming property and equipment, $617,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $869,000 of other operating costs.

Revenue from gaming operations decreased approximately $1.1 million to $8.3 million for the six-month period ended June 30, 2014 compared to approximately $9.4 million in the same period of the prior year. The decrease was primarily due to lower revenue from NagaWorld and the Philippines partially offset by incremental revenue from Dreamworld Club (Poipet).

Gaming operations revenue for the six-month periods ended June 30, 2014 and 2013 included approximately $508,000 and $474,000, respectively, in service revenue related to the reimbursement of net shared costs from casino operators.

Consolidated average daily net win per machine decreased $30 to $107 for the six-month period ended June 30, 2014 compared to $137 in the prior year period due to declines from both the Cambodia and Philippines operations.

Revenue from Cambodia decreased approximately $938,000 to $6.3 million for the six-month period ended June 30, 2014 compared to approximately $7.2 million in the prior year period primarily as a result of a decrease in average daily net win per unit from NagaWorld. This was partially offset by incremental revenue from Dreamworld Club (Poipet) and an improvement in average daily net win per unit from Thansur Bokor.

NagaWorld contributed approximately $5.5 million in revenue for the six-month period ended June 30, 2014, a decrease of approximately $1.3 million compared to $6.8 million in the prior year period. The decrease was primarily due to lower player traffic as a result of political and labor strikes in Phnom Penh early in the 2014 year and higher jackpot payouts during the three-month period ended June 30, 2014.

Cambodia average daily net win per unit decreased $48 to $124 for the six-month period ended June 30, 2014 compared to $172 for the prior year period. The decline was primarily due to lower average daily net win per unit in Nagaworld for the six-month period ended June 30, 2014 and the inclusion of Dreamworld Club (Poipet), which has lower average daily net win per unit, in the calculation for the full six-month period ended June 30, 2014.

Revenue from the Philippines decreased approximately $225,000 to $1.5 million for the six-month period ended June 30, 2014 compared to approximately $1.7 million in the prior year period. Philippines average daily net win per unit decreased $7 to $73 for the six-month period ended June 30, 2014 compared to $80 in the prior year period. The decreases in revenue and average daily net win per unit were primarily due to lower player traffic resulting from increased competition from a new integrated casino resort in Manila as well as renovation and outside construction activity, which limited player traffic for one of our venues in the six-month period ended June 30, 2014.

Gross profit from gaming operations decreased approximately $787,000 to $3.4 million for the six-month period ended June 30, 2014 compared to approximately $4.2 million in the prior year period primarily due to lower revenue. This was partially offset by higher gross profit for the Philippines slot operations due to lower depreciation expense as a result of the increase in fully depreciated gaming assets in the six-month period ended June 30, 2014. Cost of gaming operations for the six-month period ended June 30, 2014 included approximately $1.8 million in depreciation of gaming property and equipment, $1.2 million of amortization of casino contracts, $126,000 of amortization of other gaming related intangibles and $1.7 million of other operating costs. Cost of gaming operations for the six-month period ended June 30, 2013 included approximately $2.2 million of depreciation of gaming property and equipment, $1.2 million of amortization of casino contracts, $126,000 of amortization of other gaming related intangibles and $1.7 million of other operating costs.

As of June 30, 2014, we had a total of 1,927 EGM seats of which 233 were held in inventory and 1,694 were in operation.  Of the 1,694 EGM seats in operation, 1,126 were in three venues in Cambodia and 568 were in three venues in the Philippines.

	June 30, 2014		December 31, 2013
(amounts in thousands, except per unit data)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1)	1,694	$6,581	1,730	$7,862
EGMs and systems held for future use	233	291	204	309
Total EGMs and systems	1,927	$6,872	1,934	$8,171

(1)	EGMs and systems used in operations as of December 31, 2013 included 12 EGM seats, which were in operation on a trial basis subject to achieving certain performance objectives prior to acceptance and, therefore, their carrying values were not included.

As part of our ongoing efforts to improve the returns on the gaming operations, we seek to refine the existing operating EGM base to focus on those venues with the greatest potential and selectively add new venues. In March 2013, we soft opened Dreamworld Club (Poipet) in Cambodia with approximately 300 EGM seats.

Gaming Products

Gaming products revenue, which consisted of gaming chips and plaques sales, increased approximately $362,000 to $524,000 for the three-month period ended June 30, 2014 compared to approximately $162,000 in the prior year period. The increase was mainly a result of higher sales orders and production volumes for the three-month period ended June 30, 2014 and a shortened production period due to the relocation of our manufacturing facilities from Australia to Hong Kong in the three-month period ended June 30, 2013.

Gross margin loss on gaming products increased approximately $17,000 to approximately $401,000 for the three-month period ended June 30, 2014 compared to approximately $384,000 in the prior year period. The increase in gross margin loss was mainly due to production inefficiencies relating to the delay in installation of certain new automation equipment and unexpected machinery issues.

During the three-month period ended June 30, 2014, we began production of two large gaming chip and plaque orders received earlier in the year.  These orders are anticipated to be delivered in the second half of 2014.

Gaming products revenue decreased approximately $254,000 to $1.3 million for the six-month period ended June 30, 2014 compared to approximately $1.6 million in the same period of the prior year mainly as a result of lower reorders from existing customers in the six-month period ended June 30, 2014.

Gross margin loss on gaming products increased approximately $626,000 to approximately $1.1 million for the six-month period ended June 30, 2014 compared to approximately $452,000 in the same period of the prior year. The increase in gross margin loss was mainly due to the lower production volumes and the reasons as stated above.

Operating Expenses

The schedule of expenses on a consolidated basis consisted of the following:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2014	2013	2014	2013
Selling, general and administrative	$1,098	$1,328	$2,579	$2,823
Stock-based compensation expenses	69	198	141	445
Gain on dispositions	(8)	—	(8)	—
Impairment of assets	19	—	19	—
Product development expenses	101	35	156	155
Depreciation and amortization	50	47	99	75
	$1,329	$1,608	$2,986	$3,498

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $230,000 to $1.1 million for the three-month period ended June 30, 2014 compared to $1.3 million in the same period of the prior year period. Travel and entertainment, rent, utilities and other office expenses decreased approximately $64,000 primarily due to fewer gaming projects and various cost reduction initiatives. Other expenses decreased $448,000 primarily as a result of a reversal in the three-month period ended June 30, 2014 of a previously accrued one-time other tax liability related to the Philippines operations. The decreases were also a result of approximately $15,000 in gaming products sales commission in the three-month period ended June 30, 2013. The decreases were partially offset by an increase of approximately $132,000 in salaries and wages, advertising and investor relations primarily due to increased sales and marketing activities in relation to the expansion of the gaming products operations. Legal, consulting and accounting expenses increased approximately $147,000 mainly as a result of higher fees for new and completed projects. Freight, printing and office expenses increased approximately $18,000 primarily due to the increased scale of the gaming products operations.

Selling, general and administrative expenses decreased approximately $244,000 to $2.6 million for the six-month period ended June 30, 2014 compared to $2.8 million in the same period of the prior year period. In addition to start-up costs of approximately $89,000 related to the soft opening of Dreamworld Club (Poipet) in the six-month period ended June 30, 2013, travel and entertainment, rent, utilities and other office expenses decreased approximately $137,000 primarily due to fewer gaming projects and various cost reduction initiatives. Other expenses decreased $452,000 primarily as a result of a reversal in the three-month period ended June 30, 2014 of a previous accrued one-time other tax liability related to the Philippines operations. The decreases were also a result of approximately $109,000 in gaming products sales commission in the three-month period ended June 30, 2013 as the distribution agreement was terminated in mid 2013 with the replacement of in-house sales resources. The decreases were partially offset by an increase of approximately $305,000 in salaries and wages, advertising and investor relations primarily due to increased sales and marketing activities in relation to the expansion of the gaming products operations. Legal, consulting and accounting expenses increased approximately $194,000 mainly as a result of higher fees for new and completed projects. Freight, printing and office expenses increased approximately $44,000 primarily due to the increased scale of the gaming products operations.

Stock-Based Compensation Expenses

Stock-based compensation expenses decreased approximately $129,000 to $69,000 for the three-month period ended June 30, 2014 compared to approximately $198,000 in the prior year period primarily due to a decrease in average stock prices during the three-month period ended June 30, 2014 as compared to the prior year period.

Stock-based compensation expenses decreased approximately $304,000 to $141,000 for the six-month period ended June 30, 2014 compared to $445,000 in the same period of the prior year primarily due to fewer new option grants issued and the same reason as stated above.

Gain on Disposition of Assets

Gain on disposition of assets was approximately $8,000 for the three-month and six-month periods ended June 30, 2014, which primarily related to the sale of non-performing EGMs and systems. There were no dispositions of assets for the three-month and six-month periods ended June 30, 2013.

Impairment of Assets

Impairment charges of approximately $19,000 were recognized for long-lived assets for the three-month and six-month periods ended June 30, 2014 related to non-performing assets. There were no impairment charges for the three-month and six-month periods ended June 30, 2013.

Product Development Expenses

Product development expenses increased approximately $66,000 to $101,000 for the three-month period ended June 30, 2014 compared to approximately $35,000 in the prior year period mainly as a result of increased efforts to develop new products and security features for our gaming products business in the three-month period ended June 30, 2014.

Product development expenses increased approximately $1,000 to $156,000 for the six-month period ended June 30, 2014 compared to approximately $155,000 in the same period of the prior year.

Depreciation and Amortization Expenses

Total depreciation and amortization expenses increased approximately $3,000 to $50,000 for the three-month period ended June 30, 2014 compared to approximately $47,000 in the prior year period as there was no principal changes in our fixed assets.

Total depreciation and amortization expenses increased by approximately $24,000 to $99,000 for the six-month period ended June 30, 2014 compared to approximately $75,000 in the same period of the prior year primarily as a result of an increase in fixed assets for the new gaming products manufacturing plant and operations in Hong Kong since April 2013.

Other Income/(Expenses)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2014	2013	2014	2013
Interest expense and finance fees	$—	$(1)	$(2)	$(5)
Interest income	—	—	—	4
Foreign currency gains/(losses)	16	(247)	1	(172)
Other	4	7	12	10
Total	$20	$(241)	$11	$(163)

Interest Expense and Finance Fees

Interest expense and finance fees were approximately $NIL and $1,000 for the three-month periods ended June 30, 2014 and 2013, respectively as there were no major financing activities.

Interest expense and finance fees decreased approximately $3,000 to $2,000 for the six-month period ended June 30, 2014 compared to approximately $5,000 in the same period of the prior year for the same reason as stated above.

Interest Income

Interest income was approximately $NIL for the three-month periods ended June 30, 2014 and 2013 primarily as a result of low bank balances.

Interest income decreased approximately $4,000 to $NIL for the six-month period ended June 30, 2014 compared to approximately $4,000 in the same period of the prior year for the same reason as stated above.

Foreign Currency Transactions

Foreign currency gains were approximately $16,000 for the three-month period ended June 30, 2014 compared to losses of approximately $247,000 in the same period of the prior year. The favorable differential was primarily due to the decrease in the value of U.S. dollar denominated payables for the Philippines operations, where the functional currency is the Philippine peso compared to an increase in the value of U.S. denominated payables in the same period in the prior year. In addition, in the three-month period ended June 30, 2014, the U.S. dollar had a comparatively lower appreciation relative to the Australian dollar resulting in lower depreciation of receivables, which are denominated in Australian dollars, related to the Dolphin Australia assets that were sold in March 2013.

Foreign currency gains were approximately $1,000 for the six-month period ended June 30, 2014 compared to losses of approximately $172,000 for the same period in the prior year for the same reasons as stated above.

Other

Other income was approximately $4,000 for the three-month period ended June 30, 2014 compared to $7,000 in the same period of the prior year primarily due to miscellaneous income received by the Philippines operations.

Other income was approximately $12,000 for the six-month period ended June 30, 2014 compared to approximately $10,000 in the prior year period primarily due to the same reason as stated above.

Income Tax Provisions

Effective tax rates for the three-month and six-month periods ended June 30, 2014 and 2013 were approximately 6.4% and 7.6% and (4.7)% and 48.2%, respectively. We continue to review the treatment of tax losses and future income generated by our foreign subsidiaries to minimize taxation costs.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2014	2013	2014	2013
Income tax provisions	$15	$7	$30	$48

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2014, we had total cash and cash equivalents of approximately $4.7 million and working capital of approximately $5.8 million. Our cash and working capital during the six-month period ended June 30, 2014 was positively impacted by the cash received from gaming operations but was negatively impacted by the expansion of the gaming products production facilities and purchases of EGMs for the gaming operations of a combined total of $2.4 million.

As part of our growth strategy for gaming operations, we expect to purchase EGMs to supplement existing inventory and source future targeted deployment plans. As part of our growth strategy for gaming products, we intend to incur costs related to increasing capacity and enhancing production efficiencies for these operations.

We also continue to pursue new gaming projects, however, there is no guarantee we will be successful in securing such new projects.

We presently expect that our capital expenditures for the remainder of 2014 will be approximately $1.0 million to $1.5 million. This includes approximately $600,000 to $800,000 for EGMs and systems purchases, upgrades and general maintenance for the gaming operations and approximately $400,000 to $700,000 for equipment purchases and general maintenance and working capital for the gaming products facility.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our capital expenditure needs through 2014.

As noted above, however, we continue to pursue additional gaming projects. While there is no guarantee we will be successful in securing new projects, if we were to secure new projects our capital expenditures through 2014 would increase beyond the $1.0 million to $1.5 million currently contemplated. Where possible, we intend to fund our gaming projects from our cash flow from operations and cash on hand. Further, we will seek to structure the development of these projects in phases to better control and pace the related capital expenditures. However, should we commit to large projects, to the concurrent development of multiple gaming projects or a new project requires large upfront payments, we may need to acquire additional capital. We would endeavor to obtain any required additional capital from various financing sources including commercial debt financing and the sale of our debt or equity securities. However, there are no commitments or arrangements in place as of the date of this report for receipt of additional capital and there are no assurances we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flows Summary

	Six-Month Periods Ended June 30,
(amount in thousands)	2014	2013
Cash provided by/(used in):
Operations	$1,701	$1,623
Investing	(2,354)	(7,174)
Financing	—	—
Effect of exchange rate change in cash	16	(25)
	$(637)	$(5,576)

Operations

Cash provided by operations was approximately $1.7 million for the six-month period ended June 30, 2014 essentially unchanged with the same period of the prior year period. For the six-month period ended June 30, 2014, cash provided by operations primarily resulted from operating income from gaming operations partially offset by an increase in the use of funds for working capital and operating losses incurred by Dolphin Hong Kong. For the six-month period ended June 30, 2013, cash provided by operations primarily resulted from operating income from gaming operations partially offset by a general cash reduction of approximately $1.0 million as part of the settlement of payable balances related to the sale of Dolphin non-gaming assets in addition to the one-off costs for Dolphin Hong Kong, including severance, relocation charges and contract termination fees, of approximately $1.3 million associated with the sale of the non-gaming products assets and relocation of the gaming chips and plaques operations from Australia to Hong Kong.

Investing

Cash used in investing activities was approximately $2.4 million for the six-month period ended June 30, 2014 compared to approximately $7.2 million in the same period of the prior year period. The decrease in cash used in investing activities was mainly a result of the capital expenditures related to the construction of Dreamworld Club (Poipet) as well as the purchase of a greater amount of EGMs and related systems in the six-month period of ended June 30, 2013.

Financing

Cash used in financing activities was $NIL for the six-month periods ended June 30, 2014 and 2013.

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

Allowance for Doubtful Accounts Receivable

As of June 30, 2014, we had net accounts receivable of approximately $906,000, representing 2.7% of total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowances for aged account balances. Revenue is recognized on a cash basis for customers with doubtful accounts receivable. Our allowance for doubtful accounts receivable was $NIL as of June 30, 2014 and December 31, 2013.

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

Gaming Equipment and Property and Equipment

As of June 30, 2014, we had gaming equipment and property and equipment of approximately $15.9 million, representing 48% of our total assets. We depreciate gaming equipment and property and equipment on the straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategies and legal considerations such as contractual life. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require changes in the estimated useful lives of such assets.

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

Intangible Assets, including Goodwill and Casino Contracts

As of June 30, 2014, we had intangible assets, including goodwill and casino contracts of $5.3 million, representing 16% of our total assets.

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

As of June 30, 2014, we had casino contracts and gaming operation agreement of $4.7 million, representing 88% of our total intangible assets. The fair value of our casino contracts and gaming operation agreement was estimated using a form of the income approach known as the excess earnings method, excess earnings were discounted to present value at rates commensurate with our capital structure and the prevailing borrowing rates within the industry in general. Determining the fair value of the casino contracts and gaming operation agreement is judgmental in nature and requires the use of significant estimates and assumptions, including revenue, operating expenses, growth rates, discount rates and future market conditions, among others. Future changes to our estimates and assumptions based upon changes in macro-economic factors, operating results or management’s intentions may result in future changes to the fair value of the casino contracts and gaming operation agreement.

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

Stock-based compensation expense totaled approximately $69,000 and $ 198,000 and $141,000 and $445,000 for the three-month and six-month periods ended June 30, 2014 and 2013, respectively, in the accompanying consolidated statements of comprehensive income.

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

Item 4.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2014.

(b)   Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6.      Exhibits

Exhibit No.	Description	Method of Filing
10.1	Share Purchase Agreement dated June 20, 2014 among Elixir Gaming Technologies (Cambodia) Limited, Ban Kea, a Cambodian individual, and Dreamworld Leisure (Pailin) Limited	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 26, 2014

10.2	Termination Agreement dated June 20, 2014 among Elixir Gaming Technologies (Cambodia) Limited, Ban Sreymom, a Cambodian individual, and Dreamworld Leisure (Pailin) Limited	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 26, 2014

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS**	XBRL Instance Document	Filed electronically herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

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

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	August 8, 2014	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	August 8, 2014	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Chief Accounting Officer

