Form 10-Q
period 2014-09-30
Entertainment Gaming Asia Inc.
filed 2014-11-14
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 1, 2014, 30,102,162 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

(Unaudited)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,492	$5,301
Accounts receivable, net	761	922
Amount due from a related party	22	108
Other receivables	136	453
Inventories	4,750	1,663
Assets held for sale	273	—
Prepaid expenses and other current assets	983	443
Total current assets	11,417	8,890

Gaming equipment, net	6,194	8,171
Casino contracts	3,587	5,429
Property and equipment, net	8,881	7,857
Goodwill	349	353
Intangible assets, net	667	899
Contract amendment fees	153	234
Prepaids, deposits and other assets	1,980	1,797
Total assets	$33,228	$33,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$882	$840
Amount due to a related party	40	19
Accrued expenses	1,510	2,366
Customer deposits and other current liabilities	2,048	457
Total current liabilities	4,480	3,682

Other liabilities	731	742
Deferred tax liability	198	199
Total liabilities	5,409	4,623

Stockholders’ equity:
Common stock, $.001 par value, 75,000,000 shares authorized; 30,102,162 and 30,022,162 shares issued and outstanding	30	30
Additional paid-in-capital	33,316	33,156
Accumulated other comprehensive income	707	742
Accumulated losses	(6,235)	(4,922)
Total EGT stockholders’ equity	27,818	29,006
Non-controlling interest	1	1
Total stockholders’ equity	27,819	29,007
Total liabilities and stockholders’ equity	$33,228	$33,630

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(amounts in thousands, except per share data)

(Unaudited)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2014	2013	2014	2013
Revenues:
Gaming operations	$3,965	$4,333	$12,267	$13,765
Gaming products	437	1,106	1,772	2,695
Total revenues	4,402	5,439	14,039	16,460

Operating costs and expenses:
Cost of gaming operations
Gaming property and equipment depreciation	892	1,064	2,681	3,249
Casino contract amortization	613	613	1,835	1,851
Other gaming related intangibles amortization	63	63	189	189
Other operating costs	877	813	2,617	2,482
Cost of gaming products	571	1,130	2,985	3,172
Selling, general and administrative expenses	1,383	1,546	4,102	4,814
Gain on dispositions	(15)	—	(23)	—
Product development expenses	156	51	311	206
Depreciation and amortization	59	50	158	125
Total operating costs and expenses	4,599	5,330	14,855	16,088

(Loss)/income from operations	(197)	109	(816)	372

Other expenses:
Interest expense and finance fees	—	—	(2)	(5)
Interest income	—	—	1	4
Foreign currency losses	(53)	(18)	(53)	(189)
Other	4	—	16	10
Total other expenses	(49)	(18)	(38)	(180)

(Loss)/income from continuing operations before income tax	(246)	91	(854)	192

Income tax (expenses)/benefit	(15)	11	(45)	(38)

Net (loss)/income from continuing operations	(261)	102	(899)	154
Net loss from discontinued operations, net of tax	—	(411)	(414)	(3,256)

Net loss attributable to EGT stockholders	$(261)	$(309)	$(1,313)	$(3,102)

Other comprehensive (loss)/income, net of tax	(93)	5	(35)	(212)

Comprehensive loss to EGT stockholders	$(354)	$(304)	$(1,348)	$(3,314)

Basic and diluted (loss)/earnings per share:
Loss	$(0.01)	$(0.01)	$(0.04)	$(0.10)
(Loss)/earnings from continuing operations	$(0.01)	$—	$(0.03)	$0.01
Loss from discontinued operations, net of tax	$—	$(0.01)	$(0.01)	$(0.11)

Weighted average common shares outstanding
Basic	30,022	29,975	30,018	29,975
Diluted	30,022	30,508	30,018	30,552

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine-Month Periods Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,313)	$(3,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Foreign currency gains	—	(3)
Depreciation of gaming equipment and property and equipment	3,447	3,934
Amortization of casino contracts	1,835	1,851
Amortization of intangible assets	226	226
Amortization of contract amendment fees	81	81
Stock-based compensation expense	160	554
Bad debt recovery	—	(15)
Loss on disposition of subsidiary, including property and equipment	20	999
Gain on disposition of gaming equipment and property and equipment	(18)	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	447	388
Inventories	(3,090)	(258)
Prepaid expenses and other current assets	(777)	537
Prepaids, deposits and other assets	95	(475)
Accounts payable	87	(1,124)
Amount due from/to related parties	107	20
Accrued expenses and other liabilities	(928)	(887)
Income tax payable	—	(26)
Customer deposits and other current liabilities	1,396	211
Net cash provided by operating activities	1,775	2,911

Cash flows from investing activities:
Construction/purchase of property and equipment	(2,279)	(4,088)
Purchase of gaming machines and systems	(456)	(4,740)
Proceeds from sale of subsidiary related to discontinued operations	130	365
Proceeds from sale of gaming equipment and property and equipment	42	—
Net cash used in investing activities	(2,563)	(8,463)

Cash flows from financing activities:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash	(21)	(173)
Decrease in cash and cash equivalents	(809)	(5,725)
Cash and cash equivalents at beginning of period	5,301	10,365
Cash and cash equivalents at end of period	$4,492	$4,640

Supplemental disclosure of cash flow information
Interest paid	$—	$—
Income tax paid	$—	$—

Non-cash investing/financing activities
Purchase of gaming machines and systems	$—	$659

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

Basis of Presentation

These consolidated financial statements are prepared pursuant to generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Registration Statement on Form S-1 for the year ended December 31, 2013, filed with the SEC on August 13, 2014. Certain previously reported amounts have been reclassified to conform to the current period presentation.

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

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of September 30, 2014, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $4.2 million.

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

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There were no impairment charges for long-lived assets for the three-month and nine-month periods ended September 30, 2014 and 2013.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid leases, prepaid value-added taxes in foreign countries, prepayments to suppliers, rental and utilities and other deposits.

Gaming Equipment

Gaming equipment consists primarily of EGMs and systems. Gaming equipment is stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $739,000 and $923,000 and $2.2 million and $2.9 million was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to ten years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period as long as renewal is reasonably assured.

Depreciation of property and equipment of approximately $153,000 and $141,000 and $450,000 and $315,000 was included in the cost of gaming operations in the consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively.

Depreciation of property and equipment of approximately $224,000 and $100,000 and $545,000 and $208,000 was included in cost of gaming products in the consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively.

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

Amortization expenses related to casino contracts were approximately $613,000 and $613,000 and $1.8 million and $1.9 million for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively. Amortization expenses related to other gaming related intangibles were approximately $63,000 and $63,000 and $189,000 and $189,000 for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively. The amounts were accounted for as cost of gaming operations in the consolidated statements of comprehensive income. Amortization expenses related to technical know-how were approximately $7,000 and $7,000 and $20,000 and $20,000 for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively. The amounts were accounted for as cost of gaming products in the consolidated statements of comprehensive income. Amortization expenses related to patents and trademarks were approximately $6,000 and $6,000 and $18,000 and $18,000 for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively. The amounts were accounted for as selling, general and administrative expenses in the consolidated statements of comprehensive income.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the three-month and nine-month periods ended September 30, 2014 and 2013.

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

Revenues are recognized as earned unless collection is not reasonably assured, in which case revenues are recognized when the payment for net winnings is received. All slot operations revenues were recognized as earned during the three-month and nine-month periods ended September 30, 2014 and 2013.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fee balances related to contract amendments of approximately $153,000 and $234,000 as of September 30, 2014 and December 31, 2013, respectively.

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

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 12 for additional information relating to stock-based compensation assumptions. Stock-based compensation expenses totaled approximately $19,000 and $109,000 and $160,000 and $554,000 for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively.

Product Development

Product development expenses are expensed as incurred. Employee related costs associated with product development are included in product development expenses. Product development expenses were approximately $156,000 and $51,000 and $311,000 and $206,000 for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively. Product development expenses increased in the three-month and nine-month periods ended September 30, 2014 due to increased efforts to develop new products and security features for the Company’s gaming products business.

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

A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred. The Company had no capital leases as of September 30, 2014 and December 31, 2013.

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

Below is a summary of closing exchange rates as of September 30, 2014 and December 31, 2013, and average exchange rates for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively.

(US$1 to foreign currency)	September 30, 2014	December 31, 2013
Australian dollar	1.15	1.13
Hong Kong dollar	7.76	7.75
Philippine peso	45.07	44.45
Thai baht	32.42	32.92

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(US$1 to foreign currency)	2014	2013	2014	2013
Australian dollar	1.08	1.09	1.09	1.02
Hong Kong dollar	7.75	7.76	7.75	7.76
Philippine peso	43.89	43.73	44.33	42.16
Thai baht	32.17	31.51	32.46	30.47

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

As of September 30, 2014, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short maturity of these items.

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

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2014	2013	2014	2013
Revenues:
Gaming operations	$3,965	$4,333	$12,267	$13,765
Gaming products	437	1,106	1,772	2,695
Total revenues	$4,402	$5,439	$14,039	$16,460

Operating (loss)/income:
Gaming operations gross margin	$1,535	$1,780	$4,968	$5,994
Gaming products gross margin	(134)	(24)	(1,213)	(477)
Corporate and other operating costs and expenses	(1,598)	(1,647)	(4,571)	(5,145)
Total operating (loss)/ income	$(197)	$109	$(816)	$372

Depreciation and amortization:
Gaming operations	$1,581	$1,756	$4,748	$5,339
Gaming products	257	130	642	276
Corporate	20	11	38	26
Total depreciation and amortization	$1,858	$1,897	$5,428	$5,641

Geographic segment revenues for the three-month and nine-month periods ended September 30, 2014 and 2013 consisted of the following:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2014	2013	2014	2013
Cambodia	$3,201	$3,534	$10,096	$11,229
Macau	134	185	630	886
Philippines	879	1,199	2,743	3,487
Australia	182	517	498	680
Other	6	4	72	178
	$4,402	$5,439	$14,039	$16,460

For the three-month and nine-month periods ended September 30, 2014 and 2013, in the gaming operations segment, the largest customer represented 71% and 71% and 69% and 74%, respectively, of total gaming operations revenue. For the three-month and nine-month periods ended September 30, 2014 and 2013, in the gaming products segment, the largest customer represented 42% and 37% and 19% and 22%, respectively, of total gaming products sales.

Note 3.	Inventories

Inventories consisted of the following:

(amounts in thousands)	September 30, 2014	December 31, 2013
	(Unaudited)
Raw materials (1)	$1,568	$809
Work-in-process (1)	1,353	342
Finished goods (1)	1,702	367
Spare parts and supplies	127	145
	$4,750	$1,663

(1)	Raw materials, work-in-process and finished goods increased from December 31, 2013 to September 30, 2014 in preparation for gaming chip and plaque orders expected to be delivered in the three-month period ended December 31, 2014.

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(amounts in thousands)	September 30, 2014	December 31, 2013
	(Unaudited)
Prepayments to suppliers	$407	$400
Prepaid rights offering costs	564	—
Prepaid leases	12	43
	$983	$443

Note 5.	Receivables

Accounts and other receivables consisted of the following:

(amounts in thousands)	September 30, 2014	December 31, 2013
	(Unaudited)
Trade accounts	$761	$922
Other	136	453
	897	1,375
Less: allowance for doubtful accounts	—	—
Net	$897	$1,375

The decrease in other receivables was mainly due to the release of a bank guarantee relating to Dolphin Australia in the nine-month period ended September 30, 2014.

Note 6.	Gaming Equipment

Gaming equipment is stated at cost. The major categories of gaming equipment and accumulated depreciation consisted of the following:

	Useful Life
(amounts in thousands)	(years)	September 30, 2014	December 31, 2013
		(Unaudited)
EGMs	3-5	$17,650	$17,587
Systems	5	1,431	1,417
Other gaming equipment	3-5	—	42
		19,081	19,046
Less: accumulated depreciation		(12,887)	(10,875)
		$6,194	$8,171

Depreciation expense of gaming equipment of approximately $739,000 and $923,000 and $2.2 million and $2.9 million was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively.

Note 7.	Property and Equipment

Property and equipment are stated at cost and consisted of the following:

	Useful Life
(amounts in thousands)	(years)	September 30, 2014	December 31, 2013
		(Unaudited)
Equipment, vehicles, furniture and fixtures	3-10	$6,507	$4,109
Land and building	5	2,928	2,949
Leasehold improvements	1-5	1,230	1,029
Construction in progress	N/A	647	996
System development cost	N/A	—	116
		11,312	9,199
Less: accumulated depreciation		(2,431)	(1,342)
		$8,881	$7,857

Depreciation expense of property and equipment of approximately $153,000 and $141,000 and $450,000 and $315,000 was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively.

Depreciation expense of property and equipment of approximately $224,000 and $100,000 and $545,000 and $208,000 was included in cost of gaming products in the consolidated statement of comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively.

Note 8.	Goodwill and Intangible Assets, including Casino Contracts

Intangible assets are stated at cost and consisted of the following:

	Useful Life
(amounts in thousands)	(years)	September 30, 2014	December 31, 2013
		(Unaudited)
Gaming operation agreement	4-5	$1,172	$1,178
Less: accumulated amortization		(755)	(567)
		417	611

Goodwill	N/A	349	353

Patents	5-6	114	114
Less: accumulated amortization		(78)	(62)
		36	52

Trademarks	5-9	26	26
Less: accumulated amortization		(12)	(10)
		14	16

Technical know-how	10	261	261
Less: accumulated amortization		(61)	(41)
		200	220

Casino contracts	5-6	12,737	12,764
Less: accumulated amortization		(9,150)	(7,335)
		3,587	5,429
		$4,603	$6,681

Amortization expense for finite-lived intangible assets was approximately $688,000 and $688,000 and $2.1 million and $2.1 million for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively.

Goodwill movements during the periods consisted of the following:

(amounts in thousands)	2014	2013
	(Unaudited)
Balance as of January 1	$353	$380
Foreign currency translation adjustment	(4)	(27)
Balance as of September 30/December 31	$349	$353

Note 9.	Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

(amounts in thousands)	September 30, 2014	December 31, 2013
	(Unaudited)
Prepaid taxes	$1,021	$927
Prepaid leases	214	222
Prepayments to suppliers	313	279
Deposits on EGM and system orders	105	16
Rentals, utilities and other deposits	327	353
	$1,980	$1,797

As of September 30, 2014, prepaid leases consisted of land lease prepayments of approximately $214,000 for a potential gaming development project located in the Kampot Province of Cambodia.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

(amounts in thousands)	September 30, 2014	December 31, 2013
	(Unaudited)
Payroll and related costs	$298	$601
Professional fees	408	312
Withholding tax expenses	555	551
Other tax expenses (1)	—	482
Others	249	420
	$1,510	$2,366

(1)	Other tax expenses as of December 31, 2013 represented an accrued tax liability related to the Philippines operations resulting from the finalization of the Philippines income tax return for the 2010 year. The accrual was reversed in the three-month period ended June 30, 2014.

Note 11.	Other Liabilities

Other liabilities consisted of the following:

(amounts in thousands)	September 30, 2014	December 31, 2013
	(Unaudited)
Tax liabilities	$704	$659
Others	27	83
	$731	$742

Note 12.	Stock-Based Compensation

Options

The Company established a 2008 Stock Incentive Plan (the “2008 Plan”) effective as of January 1, 2009, which replaced two previous plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan (the “Previous Stock Option Plans”), thereby terminating both of the Stock Option Plans as of December 31, 2008; however, options granted under the Previous Stock Option Plans that were outstanding as of the date of termination remain outstanding and subject to termination according to their terms.

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

The Company has reserved for issuance under the 2008 Plan 3,750,000 shares of its common stock. The exercise price shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, in which case the exercise price shall then be 110% of the fair market value. The outstanding stock options generally vest from six-months and one-day to over three years and have ten-year contractual terms.

During the nine-month period ended September 30, 2014, stock options for the purchase of 225,000 shares of common stock were granted with a weighted average exercise price of $1.21 and weighted average fair value of $0.67 (2013: $1.18) per share and will vest from six-month and one day to three-year periods. During the nine-month period ended September 30, 2014, 95,000 shares of restricted stock awards with a weighted average fair value of $1.21 per share were issued. The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones or according to the vesting period. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of any changes in the assessment of probabilities.

During the nine-month period ended September 30, 2014, there were no exercises of outstanding stock options.

As of September 30, 2014, stock options for the purchase of 938,114 shares of common stock were outstanding in relation to the previous stock option plans.

As of September 30, 2014, stock options for the purchase of 2,347,372 shares of common stock were outstanding under the 2008 Plan.

As of September 30, 2014, an aggregate of 3,057,153 stock options granted under all plans were exercisable with a weighted average exercise price of $2.00, a weighted average fair value of $0.87 and an aggregate intrinsic value of approximately $78,000. The total fair value of shares vested during the nine-month period ended September 30, 2014 was approximately $412,000. As of September 30, 2014, an aggregate of 228,333 options granted under all plans were subject to vesting with a total compensation cost of approximately $112,000. The amount is expected to be recognized over 1.6 years.

A summary of all current and expired plans as of September 30, 2014 and changes during the period then ended are presented in the following table:

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	3,291,738	$2.11	6.13	$738
Granted	225,000	1.21	—	—
Exercised	—	—	—	—
Forfeited or expired	(231,252)	3.14	—	—
Outstanding as of September 30, 2014	3,285,486	1.98	5.54	78
Exercisable as of September 30, 2014	3,057,153	$2.00	5.31	$78

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2013	—	$—	—
Granted	95,000	1.21	—
Vested (1)	(52,500)	1.21	—
Unvested balance as of September 30, 2014	42,500	1.21	1.27

(1)	Vested shares included 37,500 shares of restricted common stock issued in 2014 for which final vesting is subject to the approval of Company’s compensation committee.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the nine-month periods ended September 30, 2014 and 2013.

	Nine-Month Periods Ended September 30,
	2014		2013
Range of values:	Low	High	Low	High
Expected volatility	73.03%	76.27%	73.41%	76.49%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.11	3.73	9.70%
Risk free rate	1.16%	2.52%	0.55%	2.67%

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

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2014	2013	2014	2013
Melco Crown (Macau) Limited
Sales of gaming products	$—	$185	$135	$815

MCE Leisure (Philippines) Corporation
Sales of gaming products	$63	$—	$161	$—

Melco Crown Entertainment Limited
Sales of gaming products	$115	$—	$115	$—

Melco Services Limited
Technical services	$1	$1	$2	$10
Office rental	1	2	2	51

Golden Future (Management Services) Ltd
Management services	$60	$59	$209	$80

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

The Company recorded income tax (expenses)/benefit of $(15,000) and $11,000 and $(45,000) and $(38,000) for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively. The Company’s effective income tax rates were 6.0% and 11.4% and 5.2% and (19.8)% for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively. EGT Cambodia entity and Dreamworld Casino (Pailin) are income tax exempt and only pay a fixed monthly tax rather than a tax on income.

The fixed obligation tax arrangement is subject to annual renewal and negotiation and the Company renewed the fixed obligation tax arrangement for both EGT Cambodia and Dreamworld Casino (Pailin) for 2014.

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

The sale includes all assets of DWP with the exception of all electronic gaming machines, certain surveillance equipment and other assets excluded in the agreement and prohibits any use of the Dreamworld brand name by the buyer. Total consideration paid to the Company by the buyer will be $500,000, of which $100,000 was paid at the time of entering the agreement and the balance is to be paid in sixteen $25,000 monthly installments commencing within one month of the signed agreement. The parties completed the share transfer in October 2014. The Company will recognize the gain on the disposal of the entity in the three-month period ended December 31, 2014.

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

The following table details the significant components of revenues and loss from discontinued operations, net of income taxes.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2014	2013	2014	2013
Revenues from casino operations	$—	$432	$228	$2,433
Revenues from non-gaming products	—	—	—	2,043
Total revenues from discontinued operations	$—	432	$228	4,476

Pre-tax loss from casino operations	$—	$(411)	$(414)	$(1,176)
Pre-tax income/(loss) from non-gaming products	—	—	—	(2,108)
Benefit for income taxes related to discontinued operations	—	—	—	28
Loss from discontinued operations, net of tax	$—	$(411)	$(414)	$(3,256)

The following table details selected financial information for the discontinued operations in the consolidated statements of comprehensive income.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2014	2013	2014	2013
Loss from operations	$—	$(390)	$(416)	$(950)
Loss on disposal	—	—	(5)	(2,442)
Other (1)	—	(21)	7	108
Income tax benefit (2)	—	—	—	28
Loss from discontinued operations, net of tax	$—	$(411)	$(414)	$(3,256)

(1)	Other represented foreign currency exchange differentials from Dreamworld Casino (Pailin) discontinued operations and recognized government grant income from Dolphin Australia discontinued operations.
(2)	Income tax benefit represented a reversal of previously recognized uncertain tax benefits from Dolphin Australia discontinued operations.

Note 16.	Commitments and Contingencies

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

Note 17.	(Loss)/Earnings Per Share

Computation of the basic and diluted earnings/(loss) per share from continuing operations consisted of the following:

	Three-Month Periods Ended September 30,
	2014			2013
(amounts in thousands, except per share data)	Loss	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net (loss)/income attributable to equity shareholders	$(261)	30,022	$(0.01)	$102	29,975	$—
Effect of dilutive securities
Dilutive stock options/restricted shares		—			533
Diluted
Net (loss)/income attributable to equity shareholders plus assumed conversion	$(261)	30,022	$(0.01)	$102	30,508	$—

	Nine-Month Periods Ended September 30,
	2014			2013
(amounts in thousands, except per share data)	Loss	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net (loss)/income attributable to equity shareholders	$(899)	30,018	$(0.03)	$154	29,975	$0.01
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		—			577
Diluted
Net (loss)/income attributable to equity shareholders plus assumed conversion	$(899)	30,018	$(0.03)	$154	30,552	$0.01

(1)	There was no difference in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses for the three-month and nine-month periods ended September 30, 2014.

For the three-month periods ended September 30, 2014 and 2013, outstanding stock options of 3,235,486 and 2,425,072 shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive. For the nine-month periods ended September 30, 2014 and 2013, outstanding stock options of 3,022,986 and 2,425,072 shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

Note 18.	Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Unrealized Actuarial Income	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances, January 1, 2013	$62	$867	$929
Current period other comprehensive income/(loss)	37	(224)	(187)
Balances, December 31, 2013	99	643	742
Current period other comprehensive income	—	(35)	(35)
Balances, September 30, 2014	$99	608	707

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

Overview

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the three-month and nine-month periods ended September 30, 2014 and 2013 included elsewhere in this report.

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

Our consolidated revenue for the three-month and nine-month periods ended September 30, 2014 was approximately $4.4 million and $14.0 million, of which revenue from the gaming operations and gaming products segments comprised 90% and 10% and 87% and 13%, respectively. This compares to consolidated revenue of approximately $5.4 million and $16.5 million for the three-month and nine-month periods ended September 30, 2013, of which revenue from the gaming operations and gaming products segments comprised 80% and 20% and 84% and 16%, respectively.

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

As of September 30, 2014, our gaming operations were located in two countries, Cambodia and the Philippines, and totaled 1,563 EGM seats in operation in six venues. In Cambodia, we had a total of 1,007 EGM seats in operation in three venues. In the Philippines, we had a total of 556 EGM seats in operation in three venues.

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

Our gaming operations in Cambodia also include Thansur Bokor Highland Resort, a casino resort developed by leading Cambodian hotelier, Sokha, in a tourist area of the Kampot Province. The resort officially opened in May 2012 but portions of the initial phase of the property including the entertainment complex were not completed until early 2013. To-date, we have placed approximately 170 EGMs in this venue. Under the terms of the agreement, we have the ability to place up to 250 EGM seats and jointly manage these slot operations in the resort. We and Sokha split the gross win and certain operating expenses for the placed EGMs on a respective basis of 27%/73%. The contract duration is five years commencing from May 2012. This project expanded our gaming operations in the Indo-China region with a prominent partner who has multiple hotel and resort properties in Cambodia.

Our most recent project in Cambodia is Dreamworld Club (Poipet). Unlike our other slot operations, we solely developed and operate this property. Dreamworld Club (Poipet) is a standalone slot hall with approximately 290 EGM seats. It is prominently located in the established gaming market of Poipet in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand border. Dreamworld Club (Poipet) soft opened in March 2013 and the official grand opening was held in May 2013.

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

The performance of Dreamworld Casino (Pailin) did not meet our expectations primarily due to an insufficient level of natural player traffic and the high costs associated with acquiring a quality player base in this market. After exploring all avenues to improve performance, we determined to seek strategic alternatives for the property. After careful evaluation of all other options, on June 20, 2014 we entered into an agreement to sell 100% of the issued capital shares of Dreamworld Leisure (Pailin) Limited (“DWP”), a wholly-owned Cambodian subsidiary of the Company established for the purposes of owning and operating Dreamworld Casino (Pailin) (“Dreamworld Pailin”), to a local Cambodian individual. In connection with the sale of the issued capital shares of DWP, on June 20, 2014 we and our partner agreed to terminate all agreements between us with respect to Dreamworld Casino (Pailin) and all future obligations thereunder including future lease payments owed by us.

The sale includes all assets of DWP with the exception of all electronic gaming machines, certain surveillance equipment and other assets excluded in the agreement and prohibits any use of the Dreamworld brand name by the buyer. Total consideration paid to us by the buyer will be $500,000, of which $100,000 was paid at the time of entering the agreement and the balance is to be paid in sixteen $25,000 monthly installments commencing within one month of the signed agreement. The parties completed the share transfer in October 2014.

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

Gaming Products

As part of our efforts to complete the restructuring of our legacy operations, on March 28, 2013, we sold the non-gaming manufacturing portion of the operations in a management-led buyout for total consideration of AUD350,000. In connection with the sale, in March 2013, we commenced the relocation of our manufacturing facilities for the gaming products portion of the business, namely gaming chips and plaques, to Hong Kong from Australia. Commercial operation of the Hong Kong facility began in May 2013.

We recorded one-time cash costs associated with the above sale and relocation, which included severance and relocation charges, of approximately $1.3 million. These costs were all incurred during the three-month period ended March 31, 2013 and were funded from our available working capital.

We believe these actions not only enabled us to exit a non-core, low-margin business but also better position us to secure large new orders in the growing Asian gaming markets as well as provide for increased production capacity and economies of scale and improved R&D capabilities. In addition, it improves our ability to expand our product mix to include other gaming products, which could add incremental revenue streams and further enhance our competitive positioning. We continue to seek and secure distribution business with third-party suppliers for gaming accessories and gaming systems and terminals. However, presently, earnings from this distribution business are immaterial. None of our distribution agreements require purchase commitments from us.

During the fourth quarter of 2014, we commenced efforts to further enhance our production processes through increased automation and to expand capacity. These efforts are expected to be completed in the first half of 2015 and to cost approximately $1.0 million.

Discontinued Operations

On June 1, 2014, we ceased operations of Dreamworld Casino (Pailin), a casino we developed, owned and operated in the Pailin Province of Cambodia. On June 20, 2014, we entered into an agreement to sell 100% of the issued capital shares of Dreamworld Leisure (Pailin) Limited, a wholly-owned Cambodian subsidiary established for the purpose of owning and operating the casino. The share transfer was completed in October 2014 and we will recognize the gain on the disposal of the entity in the three-month period ended December 31, 2014.

On March 28, 2013, we sold our business dedicated to the manufacture and sale of non-gaming plastic products, mainly automotive parts. Revenues of these non-gaming products and our gaming chips and plaques were previously consolidated under the reporting segment “Other Products.” After the sale, we renamed “Other Products” as “Gaming Products” and this segment now comprises our gaming chips and plaques operations and, beginning in October 2013, the distribution of third-party gaming products to select locations in Indo-China and the Philippines.

All related historical revenues and expenses from Dreamworld Casino (Pailin) and the non-gaming plastic products operations have been reclassified as discontinued operations.

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

The following is a schedule summarizing operating results on a consolidated basis and separately by each of our two operating segments, gaming operations and gaming products, for the three-month and nine-month periods ended September 30, 2014 and 2013. As described above, all historical revenues and expenses associated with Dreamworld Casino (Pailin) and the non-gaming plastic products operations for the three-month and nine-month periods ended September 30, 2014 and 2013 have been reclassified as discontinued operations.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands, except per share data)	2014	2013	2014	2013
Total:
Revenues	$4,402	$5,439	$14,039	$16,460
Gross margin	$1,386	$1,756	$3,732	$5,517
Gross margin percentage	31%	32%	27%	34%
Adjusted EBITDA from continuing operations (1)	$1,616	$2,097	$4,712	$6,388
Operating (loss)/income from continuing operations	$(197)	$109	$(816)	$372
Net (loss)/income from continuing operations	$(261)	$102	$(899)	$154
Net loss	$(261)	$(309)	$(1,313)	$(3,102)

Basic and diluted (loss)/earnings per share from continuing operations	$(0.01)	$—	$(0.03)	$0.01

Weighted average common shares outstanding
Basic	30,022	29,975	30,018	29,975
Diluted	30,022	30,508	30,018	30,552

Gaming operations:
Revenues	$3,965	$4,333	$12,267	$13,765
Gross margin	$1,520	$1,780	$4,945	$5,994
Gross margin percentage	38%	41%	40%	44%

Gaming products:
Revenues	$437	$1,106	$1,772	$2,695
Gross margin loss	$(134)	$(24)	$(1,213)	$(477)
Gross margin percentage	(31)%	(2)%	(68)%	(18)%

(1)	We define “Adjusted EBITDA" as earnings from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted EBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Our calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of Adjusted EBITDA from continuing operations to the net income/(loss) from continuing operations is provided below.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2014	2013	2014	2013
Net (loss)/income from continuing operations— GAAP	$(261)	$102	$(899)	$154
Interest expense	—	—	2	5
Interest income	—	—	(1)	(4)
Income tax expenses/(benefits)	15	(11)	45	38
Depreciation and amortization	1,858	1,897	5,428	5,641
Stock-based compensation expenses	19	109	160	554
Gain on dispositions	(15)	—	(23)	—
Adjusted EBITDA from continuing operations	$1,616	$2,097	$4,712	$6,388

Total revenues decreased approximately $1.0 million to $4.4 million for the three-month period ended September 30, 2014 compared to approximately $5.4 million in the same period of the prior year due to lower gaming operations and gaming products revenue. Revenue from gaming operations decreased primarily as a result of lower average daily net win per unit from NagaWorld, as described in detail below. Revenue from the gaming products division decreased as a result of lower sales deliveries compared to the prior year period primarily as a result of normal quarterly uneven order flow for this business and given production efforts in the three-month period ended September 30, 2014 were largely focused on fulfilling two large gaming chip and plaque orders scheduled to be delivered in the three-month period ended December 31, 2014.

Gross profit decreased approximately $370,000 to $1.4 million for the three-month period ended September 30, 2014 compared to approximately $1.8 million in the same period of the prior year. The decrease was primarily a result of lower gaming operations revenue from NagaWorld, as explained below. The decrease was also a result of a higher gross margin loss for the gaming products division due to lower sales volumes, certain production inefficiencies and under absorption of fixed costs compared to the prior year period. The decrease was partially offset by a higher gross profit for the Philippines gaming operations primarily due to lower depreciation expense as a result of the increase in fully depreciated gaming assets for the three-month period ended September 30, 2014.

Operating loss from continuing operations increased approximately $306,000 to a loss of $197,000 for the three-month period ended September 30, 2014 compared to operating income of approximately $109,000 in the same period of the prior year. The increase in operating loss from continuing operations was primarily a result of a lower gross profit partially offset by lower operating expenses.

Net loss from continuing operations increased approximately $363,000 to a net loss of $261,000 for the three-month period ended September 30, 2014 compared to net income of approximately $102,000 in the same period of the prior year. The increase in net loss from continuing operations was primarily a result of a higher operating loss. Net loss decreased approximately $48,000 to $261,000 for the three-month period ended September 30, 2014 compared to approximately $309,000 in the same period of the prior year. There were no earnings/losses from discontinued operations for the three-month period ended September 30, 2014. The net loss for the three-month period ended September 30, 2013 included a net loss from discontinued operations of approximately $411,000.

Total revenues decreased approximately $2.4 million to $14.0 million for the nine-month period ended September 30, 2014 compared to approximately $16.4 million in the same period of the prior year due to decreases in both business divisions. Revenue from gaming operations decreased primarily as a result of lower average daily net win per unit from NagaWorld and the Philippines, as described in greater detail below, partially offset by an increase in revenue from Dreamworld Club (Poipet), which operated under a soft opening from March 2013 until its grand opening in May 2013. Revenue from the gaming products division decreased as a result of the reason stated above and lower sales of gaming chips and plaques to existing customers compared to the prior year period.

Gross profit decreased approximately $1.8 million to $3.7 million for the nine-month period ended September 30, 2014 compared to approximately $5.5 million in the same period of the prior year. The decrease was a result of lower gaming operations revenue from NagaWorld and a higher gross margin loss for the gaming products division due to lower sales volumes, certain production inefficiencies and under absorption of fixed costs compared to the prior year period. The decrease was partially offset by higher gross profit from the Philippines operations primarily due to lower depreciation expense as a result of the increase in fully depreciated gaming assets for the nine-month period ended September 30, 2014.

Operating loss from continuing operations increased approximately $1.2 million to a loss of $816,000 for the nine-month period ended September 30, 2014 compared to operating income from continuing operations of approximately $372,000 in the same period of the prior year. The increase in operating loss from continuing operations was primarily a result of a lower gross profit. The increase was partially offset by lower operating expenses primarily due to a benefit of approximately $448,000 related to the reversal of a previous accrual for a Philippines tax assessment in the nine-month period ended September 30, 2014 and lower stock-based compensation expense partially offset by higher product development expenses.

Net loss from continuing operations increased approximately $1.1 million to a loss of $899,000 for the nine-month period ended September 30, 2014 compared to net income from continuing operations of approximately $154,000 in the same period of the prior year. The increase in net loss from continuing operations was primarily a result of a higher operating loss partially offset by a decrease in foreign currency losses primarily due to a comparatively lower increase in the value of U.S. dollar denominated payables for the Philippines operations compared to the same period in the prior year. Net loss decreased approximately $1.8 million to $1.3 million for the nine-month period ended September 30, 2014 compared to approximately $3.1 million in the same period of the prior year. The net loss for the nine-month period ended September 30, 2014 included a net loss from discontinued operations of approximately $414,000 compared to a net loss from discontinued operations of approximately $3.3 million in the prior year period.

Gaming Operations

Revenues from gaming operations consisted of our slot operations.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands, except per unit data)	2014	2013	2014	2013
Net revenue to the Company
Cambodia operations	$2,959	$3,327	$9,238	$10,545
Philippines operations	748	787	2,264	2,527
Service revenue (1)	258	219	765	693
Consolidated total	$3,965	$4,333	$12,267	$13,765

Average daily net win per unit (2)
Cambodia operations	$114	$126	$120	$150
Philippines operations	$72	$73	$73	$78
Consolidated total	$100	$108	$104	$124

	September 30,
	2014	2013
EGM seats in operation
Cambodia operations (3)	1,007	1,133
Philippines operations	556	565
Consolidated total	1,563	1,698

(1)	Service revenue represents reimbursements of certain expenses, which for accounting purposes, are included in the revenue and grossed up in the cost of gaming operations.
(2)	Average daily net win per unit figures exclude EGM seats in operation during venue soft opening periods, if applicable, and apply revenue recognized on a cash basis in the calculation for venues for which revenues are recognized on a cash basis. During the three-month and nine-month periods ended September 30, 2014, no venues operated during a soft opening. During the nine-month period ended September 30, 2013, one venue in Cambodia operated during a soft opening. There were no material differences to average daily net win per unit figures for the above-mentioned period had these seats been included in the WUD calculations.
(3)	The decrease in EGM seats in Cambodia was mainly a result of a temporary shutdown of certain EGMs due to floor renovations by NagaWorld. These EGMs were back in operation in early October 2014.

Revenue from gaming operations decreased approximately $368,000 to $4.0 million for the three-month period ended September 30, 2014 compared to approximately $4.3 million in the same period of the prior year. The decrease was primarily due to lower average daily net win per unit from NagaWorld.

Gaming operations revenue for the three-month periods ended September 30, 2014 and 2013 included approximately $258,000 and $219,000, respectively, in service revenue related to the reimbursement of net shared costs from casino operators.

Consolidated average daily net win per machine decreased $8 to $100 for the three-month period ended September 30, 2014 compared to $108 in the prior year period due to a decline in the average daily net win per unit at NagaWorld.

Revenue from Cambodia decreased approximately $368,000 to $3.0 million for the three-month period ended September 30, 2014 compared to approximately $3.3 million in the prior year period primarily as a result of a decrease in average daily net win per unit from NagaWorld.

NagaWorld contributed approximately $2.7 million in revenue for the three-month period ended September 30, 2014, a decrease of approximately $309,000 compared to $3.0 million in the prior year period. The decrease was primarily due to gaming floor renovations, which temporarily reduced our installed base and resulted in lower player traffic, as well as higher jackpot payouts in the three-month period ended September 30, 2014.

Cambodia average daily net win per unit decreased $12 to $114 for the three-month period ended September 30, 2014 compared to $126 for the prior year period. The decline was primarily due to lower average daily net win per unit in NagaWorld for the reasons described above.

Revenue from the Philippines decreased approximately $39,000 to $748,000 for the three-month period ended September 30, 2014 compared to approximately $787,000 in the prior year period. Philippines average daily net win per machine decreased $1 to $72 for the three-month period ended September 30, 2014 compared to $73 in the prior year period.

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

Gross profit from gaming operations decreased approximately $260,000 to $1.5 million for the three-month period ended September 30, 2014 compared to approximately $1.8 million in the prior year period. The decrease was primarily due to lower revenue from NagaWorld. This was partially offset by higher gross profit for the Philippines due to lower depreciation expense as a result of an increase in fully depreciated gaming assets. Cost of gaming operations for the three-month period ended September 30, 2014 included approximately $892,000 in depreciation of gaming property and equipment, $613,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $877,000 of other operating costs. Cost of gaming operations for the three-month period ended September 30, 2013 included approximately $1.1 million of depreciation of gaming property and equipment, $613,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $813,000 of other operating costs.

Revenue from gaming operations decreased approximately $1.5 million to $12.3 million for the nine-month period ended September 30, 2014 compared to approximately $13.8 million in the same period of the prior year. The decrease was primarily due to lower revenue from NagaWorld and the Philippines partially offset by incremental revenue from Dreamworld Club (Poipet).

Gaming operations revenue for the nine-month periods ended September 30, 2014 and 2013 included approximately $765,000 and $693,000, respectively, in service revenue related to the reimbursement of net shared costs from casino operators.

Consolidated average daily net win per machine decreased $20 to $104 for the nine-month period ended September 30, 2014 compared to $124 in the prior year period due to declines from both the Cambodia and Philippines operations.

Revenue from Cambodia decreased approximately $1.3 million to $9.2 million for the nine-month period ended September 30, 2014 compared to approximately $10.5 million in the prior year period primarily as a result of a decrease in average daily net win per unit from NagaWorld. This was partially offset by incremental revenue from Dreamworld Club (Poipet).

NagaWorld contributed approximately $8.2 million in revenue for the nine-month period ended September 30, 2014, a decrease of approximately $1.6 million compared to $9.8 million in the prior year period. The decrease was primarily due to lower player traffic as a result of political and labor strikes in Phnom Penh early in the 2014 year, higher jackpot payouts and gaming floor renovations during the three-month period ended September 30, 2014.

Cambodia average daily net win per unit decreased $30 to $120 for the nine-month period ended September 30, 2014 compared to $150 for the prior year period. The decline was primarily due to lower average daily net win per unit in NagaWorld for the nine-month period ended September 30, 2014 and the inclusion of Dreamworld Club (Poipet), which has lower average daily net win per unit, in the calculation for the full nine-month period ended September 30, 2014.

Revenue from the Philippines decreased approximately $263,000 to $2.3 million for the nine-month period ended September 30, 2014 compared to approximately $2.5 million in the prior year period. Philippines average daily net win per unit decreased $5 to $73 for the nine-month period ended September 30, 2014 compared to $78 in the prior year period. The decreases in revenue and average daily net win per unit were primarily due to lower player traffic resulting from increased competition from a new integrated casino resort in Manila as well as renovation and outside construction activity for one of our venues, which limited player traffic for this venue in the nine-month period ended September 30, 2014.

Gross profit from gaming operations decreased approximately $1.1 million to $4.9 million for the nine-month period ended September 30, 2014 compared to approximately $6.0 million in the prior year period primarily due to lower revenue from NagaWorld. This was partially offset by higher gross profit for the Philippines slot operations due to lower depreciation expense as a result of the increase in fully depreciated gaming assets in the nine-month period ended September 30, 2014. Cost of gaming operations for the nine-month period ended September 30, 2014 included approximately $2.7 million in depreciation of gaming property and equipment, $1.8 million of amortization of casino contracts, $189,000 of amortization of other gaming related intangibles and $2.6 million of other operating costs. Cost of gaming operations for the nine-month period ended September 30, 2013 included approximately $3.2 million of depreciation of gaming property and equipment, $1.9 million of amortization of casino contracts, $189,000 of amortization of other gaming related intangibles and $2.5 million of other operating costs.

As of September 30, 2014, we had a total of 1,911 EGM seats of which 348 were held in inventory and 1,563 were in operation.  Of the 1,563 EGM seats in operation, 1,007 were in three venues in Cambodia and 556 were in three venues in the Philippines.

	September 30, 2014		December 31, 2013
(amounts in thousands, except per unit data)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1)(2)	1,563	$5,312	1,730	$7,862
EGMs and systems held for future use	348	882	204	309
Total EGMs and systems	1,911	$6,194	1,934	$8,171

(1)	EGMs in operation in NagaWorld temporarily declined by 114 seats as of September 30, 2014 due to casino floor renovations, which impacted certain areas of our operations in this property during the three-month period ended September 30, 2014. These EGM seats were back in operation in early October 2014.
(2)	EGMs and systems used in operations as of December 31, 2013 included 12 EGM seats, which were in operation on a trial basis subject to achieving certain performance objectives prior to acceptance and, therefore, their carrying values were not included.

As part of our ongoing efforts to maximize returns and minimize capital expenditures for the gaming operations, we seek to strategically manage our existing EGM base through the redeployment of gaming assets between venues, when appropriate.

Gaming Products

Gaming products revenue, which consisted of gaming chips and plaques sales, decreased approximately $669,000 to $437,000 for the three-month period ended September 30, 2014 compared to approximately $1.1 million in the prior year period. The decrease was mainly a result of lower sales deliveries compared to the prior year period primarily as a result of normal quarterly uneven order flow for this business and given production efforts in the three-month period ended September 30, 2014 were largely focused on fulfilling two large gaming chip and plaque orders scheduled to be delivered in the three-month period ended December 31, 2014.

Gross margin loss on gaming products increased approximately $110,000 to approximately $134,000 for the three-month period ended September 30, 2014 compared to approximately $24,000 in the prior year period. The increase in gross margin loss was mainly due to lower sales volumes, certain production inefficiencies related to temporary machine failures and under-absorption of fixed costs compared to the prior year period.

Gaming products revenue decreased approximately $923,000 to $1.8 million for the nine-month period ended September 30, 2014 compared to approximately $2.7 million in the same period of the prior year mainly as a result of the reasons as stated above and lower reorders from existing customers in the nine-month period ended September 30, 2014.

Gross margin loss on gaming products increased approximately $736,000 to approximately $1.2 million for the nine-month period ended September 30, 2014 compared to approximately $477,000 in the same period of the prior year. The increase in gross margin loss was mainly due to lower sales volumes and the reasons as stated above.

Operating Expenses

The schedule of expenses on a consolidated basis consisted of the following:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2014	2013	2014	2013
Selling, general and administrative	$1,364	$1,437	$3,942	$4,260
Stock-based compensation expenses	19	109	160	554
Gain on dispositions	(15)	—	(23)	—
Product development expenses	156	51	311	206
Depreciation and amortization	59	50	158	125
	$1,583	$1,647	$4,548	$5,145

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $73,000 to $1.4 million for the three-month period ended September 30, 2014 compared to approximately $1.4 million in the same period of the prior year period. Travel and entertainment, rent, utilities and other office expenses decreased approximately $61,000 primarily due to fewer gaming projects and various cost reduction initiatives. Gaming products sales commission decreased approximately $44,000 in the three-month period ended September 30, 2014 as our distribution agreement with a third-party agent was terminated in mid 2013 and replaced with in-house sales resources. Legal, consulting and accounting expenses decreased approximately $20,000 mainly as a result of lower project activities. The decreases were partially offset by an increase of approximately $46,000 in salaries and wages, advertising and investor relations primarily due to increased sales and marketing activities in relation to the expansion of the gaming products operations. Freight, printing, office and other expenses increased approximately $6,000 primarily due to the increased scale of the gaming products operations.

Selling, general and administrative expenses decreased approximately $318,000 to $3.9 million for the nine-month period ended September 30, 2014 compared to approximately $4.3 million in the same period of the prior year period. The decreases were a result of the inclusion of start-up costs of approximately $89,000 related to the soft opening of Dreamworld Club (Poipet) in the nine-month period ended September 30, 2013. In addition, travel and entertainment, rent, utilities and other office expenses decreased approximately $161,000 primarily due to fewer gaming projects and various cost reduction initiatives. Other expenses decreased approximately $445,000 primarily as a result of a reversal in the three-month period ended June 30, 2014 of a previous accrued one-time other tax liability related to the Philippines operations. Gaming products sales commissions decreased approximately $153,000 in the nine-month period ended September 30, 2014 as the distribution agreement was terminated in mid 2013 with the replacement of in-house sales resources. The decreases were partially offset by an increase of approximately $356,000 in salaries and wages, advertising and investor relations primarily due to increased sales and marketing activities in relation to the expansion of the gaming products operations. Also, legal, consulting and accounting expenses increased approximately $174,000 mainly as a result of higher project fees during the first half of 2014 compared to the prior year period.

Stock-Based Compensation Expenses

Stock-based compensation expenses decreased approximately $90,000 to $19,000 for the three-month period ended September 30, 2014 compared to approximately $109,000 in the prior year period primarily due to a decrease in average stock prices during the three-month period ended September 30, 2014 as compared to the prior year period.

Stock-based compensation expenses decreased approximately $394,000 to $160,000 for the nine-month period ended September 30, 2014 compared to approximately $554,000 in the same period of the prior year primarily due to fewer new option grants issued and the same reason as stated above.

Product Development Expenses

Product development expenses increased approximately $105,000 to $156,000 for the three-month period ended September 30, 2014 compared to approximately $51,000 in the prior year period mainly as a result of increased efforts to improve efficiency of certain production processes and to enhance security features for our gaming products business in the three-month period ended September 30, 2014.

Product development expenses increased approximately $105,000 to $311,000 for the nine-month period ended September 30, 2014 compared to approximately $206,000 in the same period of the prior year for the same reasons as stated above.

Other Income/(Expenses)

Other expenses were approximately $49,000 for the three-month period ended September 30, 2014 compared to expenses of approximately $18,000 in the prior year period. The increase in other expenses was primarily due to changes in foreign currencies. Foreign currency losses were approximately $53,000 for the three-month period ended September 30, 2014 compared to approximately $18,000 in the same period of the prior year. The increase in foreign currency losses was primarily due to a greater increase in the value of U.S. dollar denominated payables for the Philippines operations, where the functional currency is the Philippine peso compared to the same period in the prior year.

Other expenses were approximately $38,000 for the nine-month period ended September 30, 2014 compared to expenses of approximately $180,000 in the prior year period. The decrease in other expenses was primarily due to changes in foreign currencies. Foreign currency losses were approximately $53,000 for the nine-month period ended September 30, 2014 compared to approximately $189,000 for the same period in the prior year. The decrease in foreign currency losses was primarily due to comparatively lower increase in the value of U.S. dollar denominated payables for the Philippines operations compared to the same period in the prior year. In addition, in the nine-month period ended September 30, 2014, the U.S. dollar had a comparatively lower appreciation relative to the Australian dollar resulting in lower depreciation of receivables, which are denominated in Australian dollars, related to the Dolphin Australia assets that were sold in March 2013.

Income Tax Provisions

Effective tax rates for the three-month and nine-month periods ended September 30, 2014 and 2013 were approximately 6.0% and 11.4% and 5.1% and (19.8)%, respectively. We continue to review the treatment of tax losses and future income generated by our foreign subsidiaries to minimize taxation costs.

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
(amounts in thousands)	2014	2013	2014	2013
Income tax provisions	$(15)	$11	$(45)	$(38)

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2014, we had total cash and cash equivalents of approximately $4.5 million and working capital of approximately $6.9 million. Our cash and working capital during the nine-month period ended September 30, 2014 was positively impacted by the cash received from gaming operations but was negatively impacted by an increase in use of working capital for large gaming products orders and machinery purchases for the gaming products division and purchases of EGMs for the gaming operations.

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

We presently expect that our capital expenditures for the remainder of 2014 will be approximately $500,000, which will be used primarily for facility expansion and equipment purchases for the gaming products business as well as EGMs and systems purchases for the gaming operations business. We presently expect that our capital expenditures for 2015 will be approximately $3.0 to $4.0 million, excluding the costs and expenses of any new projects. This includes approximately $2.0 to $2.5 million for EGMs and systems purchases, upgrades and general maintenance for the gaming operations and approximately 1.0 million to $1.5 million for facility expansion efforts, equipment purchases and general maintenance and working capital for the gaming products facility.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our capital expenditure needs through 2015, excluding the costs and expenses of any new projects.

As noted above, however, we continue to pursue additional gaming projects. While there is no guarantee we will be successful in securing new projects, if we were to secure new projects our capital expenditures through 2015 would increase beyond the capital expenditures currently contemplated. Where possible, we intend to fund our gaming projects from our cash flow from operations and cash on hand. Further, we will seek to structure the development of these projects in phases to better control and pace the related capital expenditures. However, should we commit to large projects, to the concurrent development of multiple gaming projects or a new project requires large upfront payments, we may need to acquire additional capital. We would endeavor to obtain any required additional capital from various financing sources including commercial debt financing and the sale of our debt or equity securities. On October 31, 2014, we commenced a subscription rights offering to our stockholders of record as of September 15, 2014 for purposes of acquiring the additional capital necessary to pursue one or more additional casino or gaming projects. However, there are no commitments or arrangements in place as of the date of this report for receipt of additional capital by way of the rights offering or otherwise and there are no assurances we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flows Summary

	Nine-Month Periods Ended September 30,
(amount in thousands)	2014	2013
Cash provided by/(used in):
Operations	$1,775	$2,911
Investing	(2,563)	(8,463)
Financing	—	—
Effect of exchange rate change in cash	(21)	(173)
	$(809)	$(5,725)

Operations

Cash provided by operations was approximately $1.8 million for the nine-month period ended September 30, 2014 compared with approximately $2.9 million in the same period of the prior year period. For the nine-month period ended September 30, 2014, cash provided by operations primarily resulted from operating income from gaming operations. This was partially offset by an increase in the use of funds for working capital, which principally focused on fulfilling two large gaming chip and plaque orders to be delivered in the fourth quarter of 2014, and operating losses incurred by the gaming products division. For the nine-month period ended September 30, 2013, cash provided by operations primarily resulted from operating income from gaming operations partially offset by a general cash reduction of approximately $1.0 million as part of the settlement of payable balances related to the sale of Dolphin non-gaming assets in addition to the one-off costs for Dolphin Hong Kong, including severance, relocation charges and contract termination fees, of approximately $1.3 million associated with the sale of the non-gaming products assets and relocation of the gaming chips and plaques operations from Australia to Hong Kong.

Investing

Cash used in investing activities was approximately $2.6 million for the nine-month period ended September 30, 2014 compared to approximately $8.5 million in the same period of the prior year period. The decrease in cash used in investing activities was mainly a result of the capital expenditures related to the construction of Dreamworld Club (Poipet) as well as the purchase of a greater amount of EGMs and related systems in the nine-month period of ended September 30, 2013.

Financing

Cash used in financing activities was $NIL for the nine-month periods ended September 30, 2014 and 2013.

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

Allowance for Doubtful Accounts Receivable

As of September 30, 2014, we had net accounts receivable of approximately $761,000, representing 2.3% of total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowances for aged account balances. Revenue is recognized on a cash basis for customers with doubtful accounts receivable. Our allowance for doubtful accounts receivable was $NIL as of September 30, 2014 and December 31, 2013.

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

Gaming Equipment and Property and Equipment

As of September 30, 2014, we had gaming equipment and property and equipment of approximately $15.1 million, representing 45% of our total assets. We depreciate gaming equipment and property and equipment on the straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategies and legal considerations such as contractual life. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require changes in the estimated useful lives of such assets.

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

Intangible Assets, including Goodwill and Casino Contracts

As of September 30, 2014, we had intangible assets, including goodwill and casino contracts of $4.6 million, representing 13.9% of our total assets.

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

As of September 30, 2014, we had casino contracts and gaming operation agreement of $4.0 million, representing 87% of our total intangible assets. The fair value of our casino contracts and gaming operation agreement was estimated using a form of the income approach known as the excess earnings method, excess earnings were discounted to present value at rates commensurate with our capital structure and the prevailing borrowing rates within the industry in general. Determining the fair value of the casino contracts and gaming operation agreement is judgmental in nature and requires the use of significant estimates and assumptions, including revenue, operating expenses, growth rates, discount rates and future market conditions, among others. Future changes to our estimates and assumptions based upon changes in macro-economic factors, operating results or management’s intentions may result in future changes to the fair value of the casino contracts and gaming operation agreement.

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

Stock-based compensation expense totaled approximately $19,000 and $109,000 and $160,000 and $554,000 for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively, in the accompanying consolidated statements of comprehensive income.

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

Item 4.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2014.

(b)   Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6.      Exhibits

Exhibit No.	Description	Method of Filing

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	November 14, 2014	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	November 14, 2014	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Chief Accounting Officer

