Form 10-K
period 2014-12-31
Entertainment Gaming Asia Inc.
filed 2015-03-26
CIK 1004673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐   No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $13,845,941

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 14,471,095 shares as of March 15, 2015.

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

We effected a 1-for-4 reverse stock split of its common shares as of February 26, 2015. All historical share amounts and share price information presented in the financial statements and notes have been proportionally adjusted to reflect the impact of this reverse stock split, including but not limited to basic and diluted weighted-average shares issued and outstanding.

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

For our slot business, we utilize our operational experience, established market presence and key relationships to identify and develop new gaming venues, acquire EGMs, casino management systems and other gaming peripherals directly from manufacturers, dealers and suppliers and install the same in our contracted venues. In addition, we assist the venue owners in brand-building and marketing promotions. For certain of our slot contracts, such as in the NagaWorld Resorts, Thansur Bokor Highland Resort and Dreamworld Club properties in Cambodia, we also function as a manager of the EGM operations. In these venues, we either jointly manage with the relevant casino owner or exclusively manage the slot floor operations and design marketing programs and slot promotions for our designated gaming spaces. We also hire, train and manage the floor staff and set high expectations on the level of customer service. When permitted, we name our gaming operations with our “Dreamworld” brand. In addition to our core gaming operations, we develop, manufacture and distribute high-frequency Radio Frequency Identification, or RFID, and traditional non-RFID gaming chips and plaques under our Dolphin brand. Utilizing our existing infrastructure, we also distribute gaming products for third-party manufacturers in certain markets in Asia.

We have offices in Hong Kong, the Philippines and Cambodia. Prior to the sale of our legacy non-gaming operations in March 2013, we had manufacturing facilities in Australia.

Our mailing address in the United States is:

Entertainment Gaming Asia Inc.

40 E. Chicago Avenue, #186

Chicago, Illinois, 60611

USA

The telephone number in the United States is (872) 802-4227.

During the year ended December 31, 2014, we owned or had rights to certain trademarks that we used in connection with the sale of our products, including, but not limited to Dolphin™. Other than the aforesaid trademarks, this report also makes reference to trademarks and trade names of other companies.

RECENT DEVELOPMENTS

During the fiscal year ended December 31, 2014 and through the date of this report, we have carried out the following corporate actions and transactions:

In February 2015, we effected a reverse split of our common stock and, as a result, in March 2015 we regained compliance with The NASDAQ Stock Market LLC’s, or NASDAQ, minimum bid price requirement for its Capital Market. On February 26, 2015 before the market opened, we effected a 1-for-4 reverse stock split of our common stock and corresponding decrease in the number of authorized shares of common stock. We effected the reverse split in an effort to regain compliance with the NASDAQ’s minimum bid price requirement for its Capital Market. Our shares continue to trade under the symbol EGT but under a new CUSIP number 29383V 305.

The reverse split reduced the number of shares of outstanding common stock from approximately 57.9 million pre-split to approximately 14.5 million post-split. The number of authorized shares of common stock was reduced from 75.0 million to approximately 18.8 million. Proportional adjustments were made to our stock options and equity compensation plans. All fractional shares were rounded up to the nearest whole number and the reverse split did not negatively affect any of the rights that accrue to holders of our common stock or options.

On April 17, 2014, NASDAQ notified us that its common stock was not in listing compliance as it failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive business days as required by NASDAQ’s listing rules. On March 12, 2015, we received a notice from the NASDAQ indicating that since the closing bid price of our common stock had been at $1.00 per share or greater for the last 10 consecutive business days, from February 26 to March 11, 2015, we have regained compliance with Listing Rule 5550(a)(2) and this matter is now closed.

In November 2014, we raised gross proceeds of approximately $15.0 million through the sale of our common stock in a subscription rights offering. On November 25, 2014, we completed a rights offering and sold approximately 6,944,419 shares of our common stock, representing 100% of the shares offered in the rights offering, at the $2.16 per share offering price. The aggregate gross proceeds were approximately $15.0 million. As a result of the rights offering, the total number of issued and outstanding shares of our common stock increased to 14,471,095.

In the offering, our stockholders purchased a total of 2,848,673 shares of common stock pursuant to their basic subscription privilege, and those stockholders who fully exercised their basic subscription privilege elected to purchase a total of 4,549,125 shares of common stock pursuant to their over-subscription privilege. Since only 4,095,746 shares of common stock were available for purchase pursuant to the over-subscription privilege, those persons who exercised their over-subscription privilege received their pro rata allotment of the 4,095,746 shares of common stock eligible for purchase based on the number of shares issued to them under their basic subscription privilege.

EGT Entertainment Holding Limited, an indirect wholly-owned subsidiary of Melco International Development Limited and our largest stockholder, subscribed for approximately 6,944,419 shares of our common stock by exercising its basic and over-subscription privileges. After giving effect to the proration of over-subscription shares, Melco, through its subsidiary EGT Entertainment, was issued 6,515,574 shares of our common stock, or 93.8% of the offering, and is now the majority owner of the Company with approximately 64.8% of our issued and outstanding shares of common stock. Our officers and members of our board of directors collectively subscribed for a total of 433,189 shares of our common stock by exercising their basic and over-subscription privileges. They were issued a combined total of 408,670 shares of our common stock, or 5.9% of the offering.

In June 2014, we determined to close Dreamworld Casino (Pailin) and to sell our 100% of the issued share capital of Dreamworld Leisure (Pailin) Limited, or DWP. In 2013, we incurred significant operating losses for Dreamworld Casino (Pailin). After unsuccessful efforts to improve its performance, in June 2014, we ceased operations of the property. On June 20, 2014, Elixir Gaming Technologies (Cambodia) Limited, our wholly-owned subsidiary, entered into a share purchase agreement to sell 100% of the issued share capital of DWP, a wholly-owned Cambodian subsidiary established for the purposes of owning and operating Dreamworld Casino (Pailin), to a local Cambodian individual. The transfer of the shares pursuant to the agreement was completed in October 2014 and we recorded a gain on the disposal of DWP in the amount of approximately $90,000 in the year ended December 31, 2014.

Total consideration to be paid to us by the buyer was previously $500,000, of which $100,000 was paid at the time of signing the agreement and the balance was to be paid in sixteen $25,000 monthly installments commencing within one month of the signed agreement. Subsequently, the parties agreed to reduce the total consideration to be paid to us to $363,000, which has been paid in full. The sale included all assets of DWP with the exception of all electronic gaming machines, certain surveillance equipment and other assets as excluded in the agreement and prohibits any use of the Dreamworld brand name by the buyer.

In connection with the sale of the issued share capital of DWP, we and our partner in the property entered into a termination agreement dated June 20, 2014 pursuant to which the parties agreed to terminate, effective as of that date, a lease agreement and an undertaking agreement previously entered into between the parties, both dated July 13, 2011, with respect to Dreamworld Casino (Pailin). Pursuant to the termination agreement, the parties agreed to terminate all future obligations, claims and liabilities of the parties under the lease agreement and undertaking agreement, including DWP’s obligation to pay to our partner lease payments of $5,000 per month over the next 17 years.

GAMING BUSINESS

Overview

Since September 2007, our primary business model has focused on the ownership and leasing of EGMs placed with venue owners on a revenue sharing basis within certain countries in Pan-Asia. Currently, our slot operations are located in Cambodia and the Philippines. By utilizing our developed operational experience and established market presence and key relationships, we identify and secure venues for the placement of EGMs and, where warranted, casino management systems that track game performance and provide statistics on each installed EGM owned and leased by us. We contract with the venue owners or operators for the placement of the EGMs on a revenue sharing basis, and we acquire and install the EGMs and other gaming systems and peripherals at the relevant gaming venues. When permitted, we operate our gaming operations under our Dreamworld brand.

Total gaming operations comprised 73% of consolidated revenue for the year ended December 31, 2014.

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

We utilize EGMs from leading manufacturers, including Aristocrat Technologies, International Game Technology and WMS Gaming. As of December 31, 2014, we had an inventory of 252 EGMs suitable for deployment and believe, given our plans for our gaming operations that we will need to supplement our existing inventory with the purchase of a certain number of new and used EGMs from cash on hand and cash from operations over the next twelve months.

We help to market, design and develop the gaming venues of the venue owners to whom we lease our EGMs and related systems. We contract with the venue owners for the leasing and maintenance of the EGMs on a revenue sharing basis. We also provide the development and implementation of various related gaming services in the Pan-Asia region which include:

·	Developing the technical and network design, layout and overall space configuration of the gaming floor in order to best utilize and leverage the available space and present an appealing environment to customers; and

·	Selecting the optimal mix of EGMs for the property to optimize the economic potential of the gaming floor and overall experience for the venue owners’ customers.

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

Slot operations revenue and gross margin are influenced by a number of factors, including the number and type of EGMs in service, the levels of play and the revenue sharing percentages. Cost of slots operations includes depreciation and amortization, other operating expenses and other installation and maintenance costs of the EGMs.

As of December 31, 2014, our slot operations were concentrated in Cambodia and the Philippines. In Cambodia, we had a total of 1,062 EGM seats in operation in three venues. In the Philippines, we had a total of 557 EGM seats in operation in three venues.

Competition

The global gaming industry is highly competitive. Our competitors principally include private companies in Cambodia and both public and private companies in the Philippines with operations focused on the Asian market. Part of our operating strategy includes addressing markets and customers where we face less competition and entry barriers are higher due to several factors including:

·	United States Gaming Laws: All of the major gaming equipment suppliers are licensed by a large number of United States regulatory agencies. In order for one of these companies to enter the markets we serve in Asia on a direct revenue sharing model with a foreign operator, the operator would be required to comply with various United States regulatory procedures. We are not subject to this requirement as we currently do not have any gaming licenses in the United States.

·	Local Knowledge: Through our operating experience, we have an extensive database of contacts and relationships throughout the Pan-Asia region that provides us with an advantage to penetrate these under-developed markets.

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

We will be required to obtain gaming licenses or approvals from the relevant government authorities for the construction and operation of any future casino projects. We previously held a formal gaming license issued by the Cambodian Government in July 2012 to operate Dreamworld Casino (Pailin), which was sold to a local Cambodian individual during the year ended December 31, 2014.

GAMING PRODUCTS

We engage in the design, manufacture and distribution of gaming chips and plaques, and until March 2013, we had been engaged in the design, manufacture and distribution of other, non-gaming plastic products, mainly automotive parts. On February 22, 2013, we entered into a Share Sale Agreement pursuant to which we agreed to sell the portion of our business dedicated to the manufacture and sale of non-gaming plastic products. The closing of the Share Sale Agreement occurred on March 28, 2013. In connection with the sale of the non-gaming plastic products operations, we relocated the gaming chips and plaques operations from Melbourne, Australia to Hong Kong. In addition, as part of our strategy to fully leverage our relationships in Asia and existing infrastructure in both Indo-China and the Philippines, we expanded the gaming products division to include the distribution of third-party gaming products. We have two distribution agreements in place, however, the amount of revenue recognized from these agreements was immaterial for the year ended December 31, 2014.

Overview of Gaming Chips and Plaques

We focus on the development, manufacture and sale of gaming chips and plaques from our Dolphin subsidiary. We relocated the production and sales of our gaming chips and plaques to Hong Kong from Melbourne, Australia during the year ended December 31, 2013. The new facility in Dolphin Hong Kong became operational in the second quarter of 2013. Given our attractive potential future pipeline of orders over the next several years and in an effort to improve profitability of this division, in the year ended December 31, 2014 we expanded our production capacity and began implementing measures to enhance production efficiencies by increasing automation and bringing in-house certain production processes.

Our gaming chips and plaques products include:

·	High-frequency RFID casino chips, which are traditional casino chips embedded with a RFID tag that allows casinos to identify counterfeit casino chips and track table play. The high-frequency 13.56 MHz RFID casino chip is designed to provide real-time data capability, enhanced chip security, player tracking and accounting management benefits for casinos. The high-frequency RFID chips enable casinos to read 1,000 chips per second and have a memory capacity of over 10,000 bits.

·	Traditional casino chips for various table games, including a wide range of American-style gaming chips with 50 different color combinations, various sizes and other personalized printing combinations.

·	High-frequency RFID and traditional non-RFID casino plaques, which use modern, efficient plastic thermoforming techniques and a process of printing graphics to polymer that provides for a broad range of colors or designs, including a full photographic finish. Our plaques have unique security features including a patented RFID inlay which is tamper-proof and identifies each plaque, a currency grade ceramic DNA strand embedded in the plastic, a multi-directional hologram and serialization. They are available in four shapes and six sizes or customized to buyer requirements.

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

Gaming Chips and Plaques Competition

The gaming products industry is competitive. We compete with established gaming products companies, which have more substantial histories, backgrounds, experience and records of successful operations, greater technical, marketing and other resources, and more employees and extensive facilities than we have or will have in the foreseeable future. For the year ended December 31, 2014, our most significant competitor for gaming chips and plaques was Gaming Partners International Corporation.

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

Suppliers

During the year ended December 31, 2014, most materials for the casino chips and plaques were sourced in Australia and Southeast Asia. We believe that the materials for our casino chips and plaques are available from a number of sources. However, finding the most suitable suppliers involves significant quality review to ensure their products meet our criteria and are offered at competitive rates.

Product Development of Gaming Chips and Plaques

During the years ended December 31, 2014 and 2013, we spent approximately $387,000 and $261,000, respectively, on product development activities related to gaming chips and plaques. Product development activities increased due to increased activities for new product development related to our plaques and efforts to improve efficiency of certain production processes to enhance security features during the year ended December 31, 2014.

Overview Third-Party Distribution Products

We have distribution agreements with several suppliers to source table games and accessories in various markets in Asia. These agreements do not require purchase commitments from us.

Overview of Non-Gaming Plastic Products

Until the closing of the sale of the non-gaming operations on March 28, 2013, we were engaged in the development, manufacture and sale of plastic products for a number of industries other than gaming, primarily for the automotive industry.

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

EMPLOYEES

As of March 1, 2015, we had approximately 162 full-time employees in Hong Kong, one full-time employee in the United States, 27 full-time employees in the Philippines, 39 full-time employees and 342 staff for floor operations in Cambodia. None of our employees are represented by labor unions, and we consider our relationships with employees to be satisfactory. As part of the sale of the Dolphin’s non-gaming operations in March 2013, we terminated, according to the local labor laws, the employment of all our employees in Australia effective March 31, 2013.

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

We have a history of operating losses. For the years ended December 31, 2014 and 2013, we incurred net losses from continuing operations of approximately $2.5 million and $1.4 million, respectively, and may continue to incur losses for the foreseeable future. Further, we remain subject to the risks inherent in any developing business, including those mentioned below. While we will endeavor to generate positive cash flows from operations and net income, there can be no assurance that we will be successful in doing so.

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

Our gaming operations are presently concentrated in Cambodia and the Philippines, which means our results of operations or financial condition could be materially adversely affected by economic or political developments in either country. Our business model contemplates the development of slot operations in Pan-Asia and casino development business in Indo-China, however at the present time our gaming operations are located solely in Cambodia and the Philippines. As a result, we experience significant exposure to the business concentration risks presented by the economies and regulatory environments of these two countries. The governments of Cambodia and the Philippines exercise substantial control over virtually every sector of their respective countries’ economy through regulations and, in some cases, state-ownership. Our ability to operate in Cambodia and the Philippines may be harmed by changes in the local laws and regulations, including those relating to gaming, taxation, environmental regulations, land use rights, property and other matters. In the Philippines, with the exception of major integrated resorts in the Manila area, almost all gaming operations are controlled by the Philippine Amusement and Gaming Corporation, or PAGCOR, a government corporation that holds the exclusive right to operate slot rooms in the Philippines, which reports directly to the Office of the President of the Philippines. While we have no reason to believe at this time any of our gaming operations or partners are facing the risk of any adverse government action in Cambodia or the Philippines, the central or local governments of such jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure compliance with such regulations or interpretations or which may even restrict the licenses under which we and our partners operate. Likewise, any political turmoil, adverse weather condition, calamity or epidemic occurs in any of these two countries would have a significant negative impact on our business operations and financial performance.

Our financial performance for our slot operations in NagaWorld, a wholly-owned subsidiary of Hong Kong listed NagaCorp Ltd. (HKSE: 3918), was negatively impacted for periods during the years ended December 31, 2014 and 2013 due, in part, to organized protests in Cambodia’s capital of Phnom Penh. These protests related to the country’s national elections held in July 2013 and general labor unrest. Revenue from our slot operations in NagaWorld declined to approximately $11.5 million for the year ended December 31, 2014 from approximately $13.0 million for the year ended December 31, 2013.

Our slot participation contracts typically operate under terms ranging from three to six years and are subject to renewal risk. Our slot participation contracts operate under varying contract durations, typically three to six years, and we have a dependence on certain of these operations, specifically NagaWorld. In NagaWorld, our slot operations largely focus on operating a substantial portion of the gaming machine area in prime casino floor locations. As of December 31, 2014, we had 670 EGMs under contract in NagaWorld, representing approximately 39% of our total EGMs placed for our slot business as of that date, and those machines are among our highest performing units on a net win per day basis. For the year ended December 31, 2014, our operations in NagaWorld accounted for approximately 52% of consolidated revenue and approximately 70% of revenue from slot operations.

If we choose to renew contracts with certain venue owners or, in the case of one venue in the Philippines, with PAGCOR, there can be no assurances that we will be able to renew these contracts under similar conditions, if at all. Absent significant improvement in our existing operations and/or securing new successful projects, the loss of any contracts that are material contributors to our earnings, such as the NagaWorld contact which will expire in March 2016, would have a significant negative impact on our financial performance.

We could require additional funding in the future to execute gaming development plans. As of December 31, 2014, we had working capital of approximately $21.6 million. Since December 31, 2014, working capital has been positively affected by solid cash flow contributions from gaming operations, particularly the NagaWorld slot operations, net of capital expenditures incurred for gaming equipment.

We believe we have sufficient cash on hand to fulfill all current obligations as they become due and to fund equipment purchase plans and maintenance for both the gaming operations and gaming products businesses. Based on internal revenue projections, existing EGM placement rollout plans and our inventory of EGMs, we believe we have the needed capital to fund existing operations over the next 12 months. However, we may need to raise additional capital within the next 12 months if we were to: commit to a large development project, the concurrent development of multiple casino and gaming projects or a new project that requires large upfront payments; experience a shortfall in internal earnings projections; become required to procure additional EGMs for projects; or require capital for reasons not currently contemplated. We would endeavor to raise funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results can occur:

·	the percentage ownership of our existing stockholders will be reduced;

·	our stockholders may experience additional dilution in net book value per share; and/or

·	the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Potential expansion of operations into new businesses and/or markets could represent material additions to our business model, which have not been proven by us. In May 2010, we announced plans to expand the gaming operations and become an owner and operator of regional casinos and gaming venues under our Dreamworld brand in certain emerging gaming markets in Indo-China. Our first Dreamworld project, Dreamworld Casino (Pailin), was not successful and was closed in June 2014. Since then, we have refined our strategy to focus on gaming development projects in more established markets in emerging gaming markets in Asia. In addition, we may pursue additional opportunities in new gaming businesses and/or markets in Asia. While we believe that as an indirect majority-owned subsidiary of Melco, we have improved access to such new opportunities, there is no guarantee we will be successful in securing these projects, funding these projects and/or executing plans to build and/or operate any of these projects. Since we do not have a prior history in the above-mentioned projects, it is difficult for potential investors to evaluate these prospective operations. Further, we remain subject to the risks inherent in any developing business, including those mentioned herein. Some of our assumptions will invariably not materialize and some unanticipated events and circumstances may affect other assumptions. Therefore, the actual results achieved may vary from the pro forma projections considered by management, and the variations may be material. No assurance can be given that the future results of the above-mentioned potential operations will meet with consumer acceptance or market success.

Our slot operations and gaming venue development operations are focused in markets outside the United States, which exposes us to risks inherent in international business operations. We intend to pursue slot operations and gaming development projects in certain markets in Pan-Asia. We also focus our sales efforts for gaming products, primarily gaming chips and plaques, in Asia and Australia. However, these efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

·	increased cost of enforcing our intellectual property rights;

·	heightened price sensitivity from customers in emerging markets;

·	our ability to establish local manufacturing, support and service functions;

·	localization of our EGMs and components, including translation into foreign languages and the associated expenses;

·	compliance with multiple, conflicting and changing governmental laws and regulations;

·	foreign currency fluctuations;

·	laws favoring local competitors;

·	weaker legal protections of contract terms, enforcement on collection of receivables and intellectual property rights and mechanisms for enforcing those rights;

·	market disruptions created by public health crises in regions outside the United States, such as Avian flu, SARS and other diseases;

·	difficulties in staffing and managing foreign operations, including challenges presented by relationships with workers’ councils and labor unions; and

·	changing regional economic, political and regulatory conditions.

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

We may be unable to adequately protect our intellectual property rights. Our success in business, in particular, in relation to our gaming chips and plaques products, is impacted by maintaining the confidentiality and proprietary nature of our intellectual property rights. Our ability to compete may be damaged, and our revenues may be reduced if we are unable to protect our intellectual property rights adequately. To protect these rights, we rely principally on a combination of:

·	contractual arrangements providing for non-disclosure and prohibitions on use;

·	patents and pending patent applications;

·	trade secret, copyright and trademark laws; and

·	certain built-in technical product features.

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

Melco International Development Ltd., through its subsidiary EGT Entertainment Holding Limited, is a majority owner of our common stock, giving Melco control over our management and all shareholder actions. On November 25, 2014, EGT Entertainment, a Hong Kong corporation indirectly wholly-owned by Melco, a Hong Kong corporation listed on the main board of Hong Kong Stock Exchange, purchased 6,515,574 shares of our common stock at a price of $2.16 per share in connection with our subscription rights offering, and is now the majority owner of our Company with approximately 64.8% of our issued and outstanding shares of common stock as of the date of this report. Given its equity ownership, Melco has the ability to elect all members of our board directors and approve (or defeat) all matters that come before the stockholders for approval.

As a result of Melco’s majority ownership of our company, we have become a “controlled company” as defined by the NASDAQ Marketplace Rules, thereby allowing us to elect out of certain corporate governance requirements mandated by the NASDAQ. As a “controlled company”, within the meaning of NASDAQ Marketplace Rules, we can elect out of certain corporate governance requirements of Rule 5605 of the NASDAQ Marketplace Rules that would otherwise require us to have:

•	A majority of independent directors on the board of directors;

•	Compensation of our executive officers determined, or recommended to the board of directors for determination, either by a majority of the independent directors or a compensation committee comprised solely of independent directors; and

•	Director nominees selected, or recommended for the board of directors’ selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

All other corporate governance requirements under the NASDAQ Marketplace Rules continue to apply.

We have elected to take advantage of our “controlled company” status and have elected out of the requirement to maintain a majority of independent directors. On March 5, 2015, our board of directors appointed Dennis (Chi Wai) Tam to serve on the board. Mr. Tam currently serves as the Group Finance Director and Head of Human Resources & Administration of Melco and, therefore, is not considered to be an independent director within the meaning of NASDAQ Marketplace Rules. Upon Mr. Tam’s appointment to our board of directors, we have six members of our board of directors, of which three, or 50%, have been determined by our board to be independent under the NASDAQ Marketplace Rules. As of the date of this report, we do not intend to elect out of any other corporate governance requirements under the NASDAQ Marketplace Rules.

We are a “smaller reporting company” and as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors. We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company” and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. As a “smaller reporting company”, the disclosures we are required to provide in our SEC filings are less than it would be if we were not considered to be a “smaller reporting company.” Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other reduced disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Reduced disclosures in our SEC filings due to our status a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

There is currently a limited trading market for our common stock and we cannot ensure that a fully liquid market will develop or be sustained. Our common shares are traded on the NASDAQ Capital Market under the symbol “EGT”. However, we consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. Also, the present volume of trading in our common stock may not provide investors sufficient liquidity in the event you wish to sell your common shares. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general, and lower market cap public companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. If we are unable to develop a fully liquid market for our common shares, you may not be able to sell your common shares at prices you consider to be fair or at times that are convenient for you, or at all.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease the following offices and warehouse facilities throughout Asia:

Location/Activities	Expiration Date of Lease	Monthly Lease Payment (USD)	Area (sq. ft.)
Cambodia; administrative office	March 2016	1,600	2,421
Cambodia; warehouse facilities	October 2016	600	1,770
Hong Kong; manufacturing and administrative offices	February 2016	52,000	21,680
Hong Kong; administrative office	October 2016	4,500	2,045
Philippines; administrative office	September 2015	2,000	1,668
Philippines; operation and administrative offices	June 2016	8,000	37,875

In the United States, we do not have an office but we have a mailing address at 40 E. Chicago Avenue, #186, Chicago, Illinois.

Item 3.	Legal Proceedings

There are no pending legal proceedings, other than routine litigation matters incidental to our business, to which we or our properties are subject.

Item 4.	Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Market Information

Our common stock commenced trading on the NASDAQ Capital Market under the symbol “EGT”.

On February 26, 2015 before the market open, we effected a 1-for-4 reverse stock split of our common stock and corresponding decrease in the number of authorized shares of common stock.

The following tables set forth the high and low closing sale prices of our common stock as reported by the relevant exchange for each quarter during the past two fiscal years (all historical share price information presented below has been proportionally adjusted to reflect the impact of the reverse split):

2014	Low	High
Fourth Quarter	$1.72	$2.92
Third Quarter	$1.60	$3.36
Second Quarter	$2.52	$3.56
First Quarter	$3.36	$4.88

2013	Low	High
Fourth Quarter	$4.72	$6.44
Third Quarter	$4.72	$7.52
Second Quarter	$6.52	$9.00
First Quarter	$7.08	$8.40

Holders of Record

As of March 15, 2015, we had outstanding 14,471,095 shares of common stock, held by approximately 143 shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of the business.

Equity Compensation Plan Information

We effected a 1-for-4 reverse stock split of our common shares as of February 26, 2015. All historical share amounts and share price information presented below have been proportionally adjusted to reflect the impact of this reverse stock split.

We have adopted a 2008 Stock Incentive Plan and authorized 1,250,000 common shares for issuance under the plan. We previously had two other stock options plans, our Amended and Restated 1999 Stock Option Plan and our Amended and Restated 1999 Directors’ Stock Option Plan, both of which expired in January 2009. However, those options previously granted under the expired stock option plans which were outstanding as of the plans’ expiration remain outstanding. Pursuant to the aforementioned plans, as of December 31, 2014, there were options outstanding to purchase 785,220 shares of our common stock with a weighted average exercise price per share of $8.03 and options available for future issuance to purchase 409,460 shares of our common stock.

The following table sets forth certain information as of December 31, 2014 about our stock plans under which our equity securities are authorized for issuance.

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options	Options	Reflected In Column (a))
Equity compensation plans approved by security holders	785,220	$8.03	409,460
Equity compensation plans not approved by security holders	—	—	—
Total	785,220	$8.03	409,460

The first column reflects outstanding stock options to purchase: (i) 229,620 shares of common stock pursuant to our Amended and Restated 1999 Stock Option Plan with a weighted average exercise price of $14.43; (ii) 5,001 shares of common stock pursuant to our Amended and Restated 1999 Directors’ Stock Option Plan with a weighted average exercise price of $27.09; and (iii) 550,599 shares of common stock pursuant to our 2008 Stock Incentive Plan with a weighted average exercise price of $5.18. The third column reflects 409,460 shares remaining for issuance under our 2008 Stock Incentive Plan as of December 31, 2014.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the years ended December 31, 2014 and 2013 included elsewhere in this report.

General

We are a gaming company focused on capitalizing on the growth opportunities in emerging gaming markets of Asia. We generate revenue in two principal ways: gaming operations and gaming product sales. Our gaming operations comprise slot operations in Cambodia and the Philippines, when permitted, operating under our Dreamworld brand. Our gaming products comprise the manufacture and sale of gaming chips and plaques under our Dolphin brand and the distribution of gaming products in select markets for third-party suppliers.

Our consolidated revenue for the year ended December 31, 2014 was approximately $22.4 million, of which revenue from the gaming operations and gaming products segments comprised 73% and 27%, respectively, of consolidated revenue. This compares to consolidated revenue of approximately $21.6 million for the year ended December 31, 2013, of which revenue from the gaming operations and gaming products segments comprised 84% and 16%, respectively, of consolidated revenue.

In November 2014, we completed a fully-subscribed rights offering of our common stock, which netted us cash proceeds of approximately $14.3 million. Our largest shareholder, EGT Entertainment Holding Limited, a wholly-owned subsidiary of Melco International Development Limited, supported the transaction and increased its ownership position from 38.0% to 64.8%. As a result of the rights offering, we have significantly strengthened our balance sheet and have become an indirect majority-owned subsidiary of a respected leader in Asian gaming. We believe that Melco’s investment not only significantly improves our capital position but also affords us many benefits in terms of positioning us for long-term growth. As a Melco subsidiary, we will endeavor to leverage the relationships and industry expertise of the Melco group of companies to increase our access to a broader pool of potential growth opportunities and capital. This could provide us the potential to not only grow our existing businesses but also to expand our operations to other related gaming platforms and markets.

We have developed our business model with the goal of creating growth potential and the ability to generate quality recurring cash flow. We believe that this model combined with our established presence and strong relationships in our markets provide us the potential to capitalize on the growth opportunities in our target markets in Asia. We seek to improve revenue by making our gaming properties quality leaders in their markets by providing our customers with their favorite games, superior customer service and attractive and comfortable surroundings. We seek to increase and expand our diversified revenue streams through our gaming products division and potentially other gaming platforms. We seek to improve margins by focusing on operational efficiency and cost control. Our long-term strategy includes responsible investment in improving and maintaining our existing operations and in selectively securing new projects that will serve to enhance future earnings growth. We intend to implement these strategies in ways that we believe will benefit our shareholders.

Gaming Operations

As of December 31, 2014, our gaming operations, which comprised our slot participation business, were located in two countries, Cambodia and the Philippines, and totaled 1,619 EGM seats in operation in six venues. In Cambodia, we had a total of 1,062 EGM seats in operation in three venues. In the Philippines, we had a total of 557 EGM seats in operation in three venues.

In Cambodia, our gaming operations largely focus on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a premier luxury destination gaming resort and the only licensed full service casino in and around the capital city of Phnom Penh. As of December 31, 2014, we had 670 EGM seats placed at NagaWorld. We and NagaWorld split the net win from all the 670 EGMs and certain operating costs related to marketing and floor staff on a respective basis of 25%/75%. Net win represents the monies wagered less payouts to customers. The net win from the 670 EGMs are settled and our share is distributed daily to us. Our operations in NagaWorld are a primary contributor to our gaming operations revenue and cash flow.

Our gaming operations in Cambodia also include Thansur Bokor Highland Resort, a casino resort developed by leading Cambodian hotelier, Sokha Hotels and Resorts, in a tourist area of the Kampot Province. The resort opened in May 2012. As of December 31, 2014, we had approximately 170 EGMs placed in this venue. We and Sokha split the net win and certain operating expenses for the placed EGMs on a respective basis of 27%/73%.

Our most recent gaming project in Cambodia is Dreamworld Club (Poipet). Unlike our other slot participation operations, we solely developed and operate this property. Dreamworld Club (Poipet) is a slot hall with approximately 300 EGM seats. It is located in the established gaming market of Poipet in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand border. Dreamworld Club (Poipet) conducted its grand opening in May 2013 and operates under a machine operation and participation agreement with a local partner that owns and operates an existing casino in Poipet. Under the terms of the agreement, the local partner allocated, at no expense to us, part of its land with an area of approximately 16,000 square feet to us to develop and construct, at our own design, budget and cost, the slot venue. We are responsible for all capital expenditures for Dreamworld Club (Poipet) and the placement of EGMs. We and the local partner split the net win from all the EGMs placed by us at Dreamworld Club (Poipet) and certain operating costs related to marketing and floor staff on a respective basis of 40%/60%.

In the Philippines, our gaming operations comprise three venues in the greater Manila area. For these three venues, our share of the net win per unit per day ranges from 15% to 35%.

We intend to selectively pursue gaming projects for both slot participation and gaming development in growing gaming markets in Asia. For slot participation, we intend to pursue opportunities to place our EGMs in prime locations on the gaming floors of major casinos and/or hotels. When possible, we seek to operate our slot operations under our Dreamworld brand. For gaming development, we intend to pursue projects that will enable us to expand our market presence and increase brand equity in our Dreamworld name. We will endeavor to pursue projects that are relatively larger in size and investment than our previous development projects and in more established markets with higher levels of existing natural player traffic. There is no assurance we will be successful in establishing new projects with these characteristics or that any such projects will be successful.

Gaming Products

We engage in the design, manufacture and distribution of gaming chips and plaques and, until March 2013, we had been engaged in the design, manufacture and distribution of non-gaming plastic products, mainly automotive parts. In March 2013, we sold the portion of our business dedicated to the manufacture and sale of non-gaming plastic products. In connection with the sale of the non-gaming plastic products operations, we relocated the gaming chips and plaques operations from Melbourne, Australia to Hong Kong. Commercial operations at the new Hong Kong facilities began in May 2013.

Our customer base for Dolphin gaming chips and plaques includes major casino resorts in Macau, Philippines, Australia and New Zealand. We have been expanding our footprint in the growing casino and gaming industry in Asia. For example, in 2012 we received our first order from the Philippines. This order was for a new major integrated casino resort in Manila and, in 2014, we secured a second major order from another new integrated casino resort in this market.

In addition, in the second half of 2014, we expanded the gaming products division to include the distribution of third-party gaming products. We have entered into two distribution agreements. However, as of December 31, 2014, we had not recorded a material amount of revenue from these agreements.

Discontinued Operations

Dreamworld Casino (Pailin), a small regional casino we developed and operated, opened in May 2012 and closed in June 2014. Dreamworld Casino (Pailin) was located in the Pailin Province of Northwestern Cambodia next to the Thailand border. It was constructed on land leased from a local land owner and, in consideration, the land owner was entitled to receive a monthly rental fee in the amount of $5,000 and 20% of the profit before depreciation, which consisted of the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the casino’s revenue. Dreamworld Casino (Pailin) measured approximately 16,000 square feet and, as of December 31, 2013, housed 88 EGM seats and table games leased to a third-party operator.

We incurred significant operating losses for Dreamworld Casino (Pailin) in the year ended December 31, 2013. The property’s performance was negatively impacted by an insufficient level of player traffic and the high costs associated with acquiring a quality player base in this market. In an effort to provide recurring revenue and reduce operating costs for these operations, in September 2013, we began to transition to a leasing model for the table games under which third-party operators would pay us a fixed monthly rental fee per table. However, due to an inability to secure long-term third-party table game operators, along with the low level of natural player traffic and the political unrest in Thailand, we decided to cease operations of Dreamworld Casino (Pailin) effective in June 2014.

On June 20, 2014, we entered into an agreement to sell 100% of the issued capital shares of Dreamworld Leisure (Pailin) Limited, our wholly-owned Cambodian subsidiary established for purposes of owning and operating Dreamworld Casino (Pailin), to a local Cambodian individual, who is a relative of our partner in the operations. The sale closed in October 2014 and we recorded a gain of approximately $90,000 on disposal of the entity in the year ended December 31, 2014.

We had incurred operating losses at Dreamworld Casino (Pailin) since the inception of its operations. In connection with our 2013 annual valuation review of the Dreamworld Casino (Pailin) facility and gaming assets, and as required by U.S. generally accepted accounting principles, we recorded an impairment charge of approximately $2.5 million as of December 31, 2013 for Dreamworld Casino (Pailin), which represented our aggregate capital expenditure for the facilities.

On March 28, 2013, we sold a portion of our subsidiary, Dolphin Products Pty Limited, dedicated to the manufacture and sale of non-gaming plastic products, mainly automotive parts. Revenues of these non-gaming products and our gaming chips and plaques were previously consolidated under the reporting segment “Other Products.” After the sale, we renamed “Other Products” as “Gaming Products” and this segment now comprises our gaming chips and plaques operations and, beginning in October 2013, the distribution of third-party gaming products to select locations in Indo-China and the Philippines.

All related historical revenues and expenses from Dreamworld Casino (Pailin) and the non-gaming plastic products operations have been reclassified as discontinued operations.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2014 AND 2013

The following table summarizes our operating results on a consolidated basis and separately by each of the two operating segments, namely, gaming operations and gaming products for the years ended December 31, 2014 and 2013. All historical revenues and expenses associated with Dreamworld Casino (Pailin), which closed in June 2014 and was sold in October 2014, and our non-gaming plastic products operations, which we sold in March 2013, have been reclassified as discontinued operations.

			Increase/(Decrease)
			from 2013 to 2014
	Years Ended December 31,		Dollar	%
(amounts in thousands, except per share data)	2014	2013	Amount	Amount
Total:
Revenues	$22,362	$21,555	$807	4%
Gross profit	$4,803	$7,100	$(2,297)	(32)%
Gross margin percentage	21%	33%
Adjusted EBITDA from continuing operations (1)	$5,080	$7,127	$(2,047)	(29)%
Operating loss from continuing operations	$(2,507)	$(983)	$(1,524)	155%
Net loss from continuing operations	$(2,506)	$(1,376)	$(1,130)	82%
Net loss	$(2,831)	$(7,330)	$4,499	(61)%

Basic and diluted loss per share from continuing operations	$(0.31)	$(0.18)

Weighted average common shares outstanding
Basic	8,188	7,494
Diluted	8,188	7,494

Gaming operations:
Revenues	$16,364	$18,131	$(1,767)	(10)%
Gross profit	$6,586	$7,871	$(1,285)	(16)%
Gross margin percentage	40%	43%

Gaming products:
Revenues	$5,998	$3,424	$2,574	75%
Gross margin loss	$(1,783)	$(771)	$(1,012)	131%
Gross margin percentage	(30)%	(23)%

A reconciliation of Adjusted EBITDA to the net loss from continuing operations for the years ended December 31, 2014 and 2013 is provided below.

	Years Ended December 31,
(amounts in thousands)	2014	2013
Net loss from continuing operations— GAAP	$(2,506)	$(1,376)
Interest expense and finance fees	4	7
Interest income	(2)	(4)
Income tax (benefit)/expense	(41)	141
Depreciation and amortization	7,289	7,407
Stock-based compensation expense	160	789
Impairment of assets	121	75
Loss on disposition of assets	55	88
Adjusted EBITDA from continuing operations (1)	$5,080	$7,127

(1)	“Adjusted EBITDA” is earnings before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our Management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net loss, Adjusted EBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Our calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

Total revenue increased approximately $807,000 to approximately $22.4 million for the year ended December 31, 2014 compared to approximately $21.6 million in the prior year primarily due to an increase in gaming products sales partially offset by a decrease in gaming operations revenue. Revenue from gaming products increased for the year ended December 31, 2014 compared to the prior year due to higher sales volumes, which included two significant orders in the Philippines totaling approximately $4.0 million related to an initial order for a new casino opening and a reorder from an existing casino customer. Revenue from gaming operations decreased primarily as a result of lower average daily net win per unit from NagaWorld and the Philippines, as described in greater detail below, partially offset by incremental revenue from Dreamworld Club (Poipet), which had its grand opening in May 2013.

Gross profit decreased approximately $2.3 million to approximately $4.8 million for the year ended December 31, 2014 compared to approximately $7.1 million in the prior year. The decline was mainly a result of lower gaming operations revenue and a higher gross margin loss for the gaming products business. Gaming products incurred a higher gross margin loss primarily as a result of certain production inefficiencies related to the plaque operations and temporary machinery issues compared to the prior year. This was partially offset by a higher gross profit for the Philippines due to lower depreciation expense as a result of the increase in fully depreciated gaming assets during the year ended December 31, 2014.

Operating loss from continuing operations increased approximately $1.5 million to approximately $2.5 million for the year ended December 31, 2014 compared to approximately $983,000 in the prior year primarily as a result of a lower gross profit, as explained above, partially offset by lower stock-based compensation expenses in the year ended December 31, 2014. Net loss from continuing operations increased approximately $1.1 million to approximately $2.5 million for the year ended December 31, 2014 compared to approximately $1.4 million in the prior year. The increase in net loss from continuing operations was primarily a result of the higher operating loss, as explained above, partially offset by lower foreign currency losses compared to the prior year and an income tax benefit in the year ended December 31, 2014 compared to an expense in the prior year.

Net loss decreased approximately $4.5 million to approximately $2.8 million for the year ended December 31, 2014 compared to approximately $7.3 million in the prior year. The net loss for the year ended December 31, 2014 included a net loss from discontinued operations of approximately $325,000. This compared to a net loss from discontinued operations of approximately $6.0 million in the prior year, which included approximately $4.9 million related to impairments or loss on disposal.

Gaming Operations

Revenues from gaming operations consisted of slot participation operations.

	Years Ended December 31,
(amounts in thousands, except per unit data)	2014	2013
Net revenue to the Company
Cambodia slot operations	$12,442	$13,889
Philippines slot operations	2,912	3,307
Service revenue (1)	1,010	935
Consolidated total	16,364	18,131

Average daily net win per unit
Cambodia slot operations	$123	$144
Philippines slot operations	$71	$77
Consolidated total	$105	$121

	December 31,
	2014	2013
EGM seats in operation
Cambodia slot operations	1,062	1,109
Philippines slot operations	557	563
Consolidated total	1,619	1,672

(1)	Service revenue represents reimbursements of certain expenses, which for accounting purposes, are included in the revenue and grossed up in the cost of gaming operations.

Revenue from gaming operations decreased approximately $1.7 million to approximately $16.4 million for the year ended December 31, 2014 compared to revenue of approximately $18.1 million in the prior year. The decrease was primarily a result of lower average daily net win per unit from NagaWorld and the Philippines operations partially offset by higher revenue from Dreamworld Club (Poipet) in the year ended December 31, 2014.

Gaming operations revenue for the years ended December 31, 2014 and 2013 included approximately $1.0 million and $935,000, respectively, in service revenue related to the reimbursement of net shared costs from casino operators.

Consolidated average daily net win per unit decreased $16 to $105 for the year ended December 31, 2014 compared to $121 in the prior year period due to declines from both the Cambodia and Philippines operations.

Revenue from Cambodia decreased approximately $1.5 million to $12.4 million for the year ended December 31, 2014 compared to approximately $13.9 million in the prior year primarily as a result of a decrease in average daily net win per unit from NagaWorld and Thansur Bokor partially offset by higher revenue from Dreamworld Club (Poipet) in the year ended December 31, 2014.

NagaWorld operations contributed approximately $11.5 million in revenue for the year ended December 31, 2014 compared to approximately $13.0 million in the prior year. The decrease was primarily due to lower player traffic as a result of political and labor strikes in Phnom Penh early in the year and gaming floor renovations in the second half of the year as well as higher jackpot payouts in the year ended December 31, 2014.

Average daily net win per unit for Cambodia decreased $21 to $123 for the year ended December 31, 2014 compared to $144 for the prior year. The decrease was primarily due to lower average daily net win per unit for the NagaWorld operations for the year ended December 31, 2014 and the addition of EGMs in Dreamworld Club (Poipet) in May 2013 in the calculation as these venues have relatively lower average daily net win per unit.

Revenue from the Philippines decreased approximately $395,000 to approximately $2.9 million for the year ended December 31, 2014 compared to approximately $3.3 million in the prior year primarily as a result of increased competition in the Manila area due to the opening of a new casino resort in early 2013 and the soft opening of a second casino resort in December 2014 as well as higher jackpot payouts.

Average daily net win per unit for the Philippines decreased $6 to $71 for the year ended December 31, 2014 compared to $77 in the prior year due to the reasons as stated above. Due to the increasing competition for our venues in this market, we are focused on enhancing returns on assets in the Philippines through targeted marketing programs and strategic management of the machine mix.

Gross profit from gaming operations decreased approximately $1.3 million to approximately $6.6 million for the year ended December 31, 2014 compared to approximately $7.9 million in the prior year primarily due to lower average daily net win per unit from the Cambodia operations and higher expenses for Dreamworld Club (Poipet), which operated for the entire year ended December, 31 2014. This was offset by higher gross profit for the Philippines due to lower depreciation expense as a result of the increase in fully depreciated gaming assets in the year ended December 31, 2014. Cost of gaming operations for the year ended December 31, 2014 included approximately $3.5 million of depreciation of gaming and property equipment, $2.4 million of amortization of casino contracts, $252,000 of amortization of other gaming related intangibles and $3.5 million of other operating costs. Cost of gaming operations for the year ended December 31, 2013 included approximately $4.2 million of depreciation of gaming and property equipment, $2.5 million of amortization of casino contracts, $252,000 of amortization of other gaming related intangibles and $3.4 million of other operating costs.

As of December 31, 2014, we had a total of 1,871 EGM seats of which 252 EGM seats were held in inventory and 1,619 EGM seats were in operation. Of the 1,619 EGM seats in operation, 1,062 EGM seats were in three venues in Cambodia and 557 EGM seats were in three venues in the Philippines.

	December 31,
	2014		2013
(amounts in thousands, except machine units)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1,2)	1,619	$5,367	1,760	$7,862
EGMs and systems held for future use	252	257	204	309
Total EGMs and systems	1,871	$5,624	1,964	$8,171

(1)	EGMs and systems used in operations as of December 31, 2014 and 2013 included 32 and 12 EGM seats, respectively, which were in operation on a participation basis and, therefore, their carrying values were not included.
(2)	EGMs and systems used in operations as of December 31, 2013 included 88 EGM seats at Dreamworld Casino (Pailin), which ceased operations in June 2014.

As part of our ongoing efforts to maximize returns and minimize capital expenditures for the gaming operations, we seek to strategically manage our existing EGM base through the redeployment of gaming assets between venues, when appropriate.

Gaming Products

Gaming products revenue increased approximately $2.6 million to approximately $6.0 million for the year ended December 31, 2014 compared to approximately $3.4 million in the prior year primarily as a result of higher sales volumes during the year ended December 31, 2014. Revenue from gaming products for the year ended December 31, 2014 included two significant orders in the Philippines totaling approximately $4.0 million related an initial order for a new casino opening and a reorder from an existing casino customer. Revenue from gaming products for the year ended December 31, 2013 comprised solely normal reorders for existing customers.

Gross margin loss on gaming products increased approximately $1.0 million to approximately $1.8 million for the year ended December 31, 2014 compared to approximately $771,000 in the prior year. The increase in gross margin loss was mainly due to certain production inefficiencies primarily related to our plaque operations and temporary machinery issues compared to the prior year.

In the three-month period ended December 31, 2014, we expanded our manufacturing facilities and began implementing efforts to improve efficiencies by further automating and bringing in-house certain production processes. We believe that these efforts better position us to secure new orders and to improve the earnings potential for this division. For the three-month period ended March 31, 2015, we have a confirmed order pipeline of approximately $5.4 million, of which we had delivered approximately $3.8 million in sales as of February 28, 2015. In addition, we are in negotiations to secure a large order for a new casino opening in Macau later this year, however, there can be no assurance we will secure this order.

Operating Expenses

The following is a schedule showing expenses on a consolidated basis:

			Increase/(Decrease)
	Years Ended December 31,		from 2013 to 2014
(amounts in thousands)	2014	2013	Dollar Amount	% Amount
Selling, general and administrative	$6,368	$6,696	(328)	(5)%
Stock-based compensation expenses	160	789	(629)	(80)%
Product development expenses	387	261	126	48%
Loss on disposition of assets	55	88	(33)	(38)%
Depreciation and amortization	219	174	45	26%
Impairment of assets	121	75	46	61%
Total	$7,310	$8,083	(773)	(10)%

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $328,000 to approximately $6.4 million for the year ended December 31, 2014 compared to approximately $6.7 million in the prior year. The decreases were a result of the inclusion of approximately $89,000 in start-up costs related to the soft opening of Dreamworld Club (Poipet) in the year ended December 31, 2013. Travel and entertainment, rent, utilities and other office expenses decreased approximately $219,000 primarily due to fewer gaming projects and various cost reduction initiatives. Gaming products sales commissions decreased approximately $179,000 in the year ended December 31, 2014 as our external distributor was terminated in mid-2013 and replaced with in-house sales resources. In addition, other expenses decreased approximately $291,000 primarily as a result of certain unusual non-income tax expenses related to the Philippines operations. The decreases were partially offset by an increase of approximately $229,000 in legal, consulting and accounting expenses mainly as a result of higher fees for corporate legal matters during the first half of 2014 compared to the prior year period. Also, salaries and wages and advertising increased approximately $221,000 primarily due to increased sales and marketing activities in relation to the expansion of the gaming products operations.

Stock-Based Compensation Expense

Stock-based compensation expense decreased approximately $629,000 to approximately $160,000 for the year ended December 31, 2014 compared to approximately $789,000 in the prior year primarily due to a decrease in the average stock price and fewer new option grants issued during the year ended December 31, 2014.

Product Development Expenses

Product development expenses increased approximately $126,000 to approximately $387,000 for the year ended December 31, 2014 compared to approximately $261,000 in the prior year primarily as a result of increased activities for new product development related to our plaques and efforts to improve efficiency of certain production processes and to enhance security features during the year ended December 31, 2014.

Loss on Disposition of Assets

Loss on disposition of assets was approximately $55,000 for the year ended December 31, 2014 primarily due to the disposal of leasehold improvements relating to the expansion of the gaming products production facilities. Loss on disposition of assets was approximately $88,000 for the year ended December 31, 2013 due to the disposal of obsolete plant and machinery.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased approximately $45,000 to approximately $219,000 for the year ended December 31, 2014 compared to approximately $174,000 in the prior year primarily as a result of an increase in depreciation expenses related to the new systems and computer related equipment for the corporate office and the gaming products production facilities.

Impairment of Long-Lived Assets

For the year ended December 31, 2014, we recorded an impairment charge of approximately $121,000 primarily related to the write-down of obsolete plant and machinery. For the year ended December 31, 2013, we recorded an impairment charge of approximately $75,000 primarily related to the write-down of non-performing and non-redeployable EGMs and systems.

Other (Expenses)/Incomes

Other expenses decreased approximately $212,000 to approximately $40,000 for the year ended December 31, 2014 compared to approximately $252,000 in the prior year. The decrease in other expenses was primarily due to changes in foreign currencies. Foreign currency losses were approximately $60,000 for the year ended December 31, 2014 compared to approximately $257,000 in the prior year. The decrease in foreign currency losses was primarily due to a comparatively lower increase in the value of U.S. dollar denominated payables for the Philippines operations compared to the prior year. In addition, for the year ended December 31, 2014, the U.S. dollar had a comparatively lower appreciation relative to the Australian dollar resulting in lower depreciation of receivables, which were denominated in Australian dollars, related to the Dolphin Australia assets that were sold in March 2013.

Income Tax Provision

Effective tax rates were approximately 1.6% and (11.4)% for the years ended December 31, 2014 and 2013, respectively. The fixed obligation tax arrangement for Cambodia is subject to annual renewal and negotiation and was renewed for both EGT Cambodia and Dreamworld Casino (Pailin) for 2014 and EGT Cambodia for 2015. The fixed tax expenses are included in selling, general and administrative expenses for EGT Cambodia and in discontinued operations for Dreamworld Casino (Pailin).

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 2014, we had total cash and cash equivalents of approximately $17.3 million and working capital of approximately $21.6 million. Our cash and working capital during the year ended December 31, 2014 was positively impacted by approximately $14.3 million in net cash proceeds received from our subscription rights offering to our stockholders of record as of September 15, 2014, which commenced on October 31, 2014 and concluded on November 25, 2014, and cash received from our gaming operations but was negatively impacted by an increase in use of working capital for large gaming products orders and machinery purchases for the gaming products division and purchases of EGMs for the gaming operations.

As part of our growth strategy for gaming operations, we expect to purchase EGMs to supplement existing inventory and source future targeted deployment plans. As part of our growth strategy for gaming products, we intend to incur costs related to increasing capacity and enhancing production efficiencies for these operations. We also continue to pursue new gaming projects including slot participation and gaming development, both under our Dreamworld brand. In addition, we are exploring avenues to expand our operations into new gaming platforms and markets. However, there is no guarantee we will be successful in these efforts.

We presently expect that our capital expenditures for 2015 will be approximately $3.0 to $4.0 million, excluding the costs and expenses of any new projects. This includes approximately $1.5 to $2.0 million for EGMs and systems purchases, upgrades and general maintenance for the gaming operations and approximately $1.5 million to $2.0 million for equipment purchases for the gaming products facility.

We anticipate our available working capital, along with cash expected to be generated from operations, will allow us to meet our capital expenditure needs through 2015, excluding the costs and expenses of any new projects.

However, as noted above, we continue to pursue new projects. While there is no guarantee we will be successful in securing new projects, if we were to secure new projects our capital expenditures through 2015 would increase beyond the $3.0 to $4.0 million currently contemplated. We completed the above-mentioned rights offering for purposes of raising additional capital sufficient to finance one or more gaming projects. However, at this time, we are unable to predict the amount of additional capital expenditures that could be required in 2015 for such potential projects. Where possible, we intend to fund our gaming projects from our cash flow from operations and cash on hand. Further, we will seek to structure the development of these projects in phases to better control and pace the related capital expenditures. Nonetheless, we may endeavor to obtain additional required capital from various financing sources including commercial debt financing and the sale of our debt or equity securities should the need arise. However, there are no commitments or arrangements in place as of the date of this report for receipt of additional capital and there are no assurances we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flow Summaries

	Years Ended December 31,
(amounts in thousands)	2014	2013
Cash provided by/(used in):
Operations	$889	$4,326
Investing	(3,223)	(9,478)
Financing	14,348	—
Effect of exchange rate changes on cash	(14)	88
Net increase/(decrease) in cash and cash equivalents	$12,000	$(5,064)

Operating

Cash provided by operations was approximately $889,000 for the year ended December 31, 2014 compared to approximately $4.3 million in the prior year. For the year ended December 31, 2014, cash provided by operations primarily resulted from operating income from gaming operations, partially offset by an increase in the use of funds for working capital, which largely related to gaming products order fulfillment and operating losses incurred by Dolphin Hong Kong. For the year ended December 31, 2013, cash provided by operations primarily resulted from operating income from gaming operations partially offset by a general cash reduction of approximately $1.0 million as part of the settlement of payable balances related to the sale of Dolphin non-gaming assets in addition to the one-off costs relating to severance, relocation charges and contract termination fees, of approximately $1.3 million associated with the sale of the non-gaming products assets and relocation of the gaming chips and plaques operations from Australia to Hong Kong.

Investing

Cash used in investing activities was approximately $3.2 million for the year ended December 31, 2014 compared to approximately $9.5 million in the prior year. The decrease in cash used in investing activities was mainly a result of the capital expenditures related to the construction of Dreamworld Club (Poipet) as well as the purchase of a greater number of EGMs and related systems in the year ended December 31, 2013.

Financing

Cash provided by financing activities was approximately $14.3 million for the year ended December 31, 2014 related to the subscription rights offering, which netted proceeds of approximately $14.3 million and concluded on November 25, 2014. Cash provided by in financing activities was $NIL for the year ended December 31, 2013.

Financial Condition

	December 31,
(amounts in thousands)	2014	2013
Total assets	$44,654	$33,630
Total liabilities	(3,959)	(4,623)
Total stockholders’ equity	$40,695	$29,007

Changes from December 31, 2013 to December 31, 2014 were primarily due to the following:

·	Cash increased approximately $12.0 million primarily due to net cash proceeds received from our subscription rights offering partially offset by the capital expenditures for the gaming products division during the year.

·	Net receivables due from related parties increased approximately $2.0 million due to gaming chips and plaque orders, which were delivered in the fourth quarter of 2014.

·	Inventory and prepaid expenses increased due to the fulfillment of two large gaming chip and plaque orders to be delivered in the first quarter of 2015.

·	Accrued expenses decreased primarily due to accrued non-income tax liabilities related to Philippines operations.

·	Gaming equipment and casino contracts decreased primarily due to depreciation and amortization charges for the year ended December 31, 2014.

·	Stockholder’s equity increased primarily due to subscription rights offering partially offset by the operating losses incurred during the year ended December 31, 2014.

Contractual Cash Obligations

Our contractual cash obligations under operating leases for the next five years as of December 31, 2014 were as follows:

		Payments Due by Period
(amounts in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$1,010	$829	$181	$—	$—

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

Allowance for Doubtful Accounts Receivable

As of December 31, 2014, we had net accounts receivable of approximately $830,000, representing 2% of total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowances for aged account balances. Revenue is recognized on a cash basis for customers with doubtful accounts receivable. Our allowance for doubtful accounts receivable was $NIL as of December 31, 2014 and 2013.

Inventory

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. Our inventory provision was approximately $87,000 and $27,000 for the years ended December 31, 2014 and 2013, respectively.

Gaming Equipment and Property and Equipment

As of December 31, 2014, we had gaming equipment and property and equipment of approximately $14.5 million, representing 33% of total assets. We depreciate gaming equipment and property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as the current operating strategy and legal considerations such as contractual lives. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require a change in the estimated useful lives of such assets.

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

Goodwill and Intangible Assets, including Casino Contracts

As of December 31, 2014, we had intangible assets, including goodwill and casino contracts of approximately $3.9 million, representing 9% of total assets. Goodwill is not subject to amortization and is tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment provision will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized.

Finite-life intangible assets, including casino contracts are amortized on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as legal considerations such as contractual life. Future events, such as technology obsolescence could result in a change in the manner in which we use the assets and require a change in the estimated useful lives of such assets. Finite-lived intangible assets, including casino contracts are tested for impairment and recoverability when there are indicators of impairment. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment provision will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized. As of December 31, 2014, we had casino contracts and a gaming operation agreement aggregating approximately $3.3 million, representing 85% of total intangible assets.

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

Stock-based compensation expense totaled approximately $160,000 and $789,000 for the years ended December 31, 2014 and 2013, respectively, in the accompanying consolidated statements of comprehensive income.

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

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11 ("ASU 2013-11"), Presentation of An Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Existed, which intends to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits. An entity is required to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. We adopted ASU 2013-11 beginning on January 1, 2014 and it did not have a material impact on our consolidated financial statements.

In April 2014, FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not expect the impact of the adoption of ASU 2014-08 to be material to our consolidated financial statements.

In May 2014, FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Entertainment Gaming Asia Inc.:

We have audited the accompanying consolidated balance sheets of Entertainment Gaming Asia Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Gaming Asia Inc. and subsidiaries at December 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG
Hong Kong SAR
March 26, 2015

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$17,301	$5,301
Accounts receivable, net	830	922
Amounts due from related parties	2,112	108
Other receivables	316	453
Inventories	2,617	1,663
Prepaid expenses and other current assets	1,447	443
Total current assets	24,623	8,890

Gaming equipment, net	$5,624	$8,171
Casino contracts	2,982	5,429
Property and equipment, net	8,895	7,857
Goodwill	351	353
Intangible assets, net	595	899
Contract amendment fees	126	234
Deferred tax assets	142	—
Prepaids, deposits and other assets	1,316	1,797
Total assets	$44,654	$33,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$645	$840
Amount due to a related party	47	19
Accrued expenses	2,009	2,366
Customer deposits and other current liabilities	306	457
Total current liabilities	3,007	3,682

Other liabilities	845	742
Deferred tax liability	107	199
Total liabilities	3,959	4,623
Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 18,750,000 shares authorized; 14,471,095 and 7,507,302 shares issued and outstanding	14	7
Additional paid-in-capital	47,680	33,179
Accumulated other comprehensive income	753	742
Accumulated losses since January 1, 2011 ($386.1 million accumulated deficit eliminated)	(7,753)	(4,922)
Total EGT stockholders’ equity	40,694	29,006
Non-controlling interest	1	1
Total stockholder’s equity	40,695	29,007
Total liabilities and stockholders’ equity	$44,654	$33,630

 The notes to consolidated financial statements are an integral part of these consolidated statements.

 ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(amounts in thousands, except per share data)

	Years Ended December 31,
	2014	2013
Revenues:
Gaming operations	$16,364	$18,131
Gaming products	5,998	3,424
Total revenues	22,362	21,555

Operating costs and expenses:
Cost of gaming operations
Gaming property and equipment depreciation	3,538	4,167
Casino contract amortization	2,445	2,464
Other gaming related intangibles amortization	252	252
Other operating costs	3,543	3,377
Cost of gaming products	7,781	4,195
Selling, general and administrative expenses	6,528	7,485
Loss on disposition of assets	55	88
Impairment of assets	121	75
Product development expenses	387	261
Depreciation and amortization	219	174
Total operating costs and expenses	24,869	22,538

Loss from operations	(2,507)	(983)

Other (expenses)/incomes:
Interest expense and finance fees	(4)	(7)
Interest income	2	4
Foreign currency losses	(60)	(257)
Other	22	8
Total other (expenses)/incomes	(40)	(252)

Loss from continuing operations before income tax	(2,547)	(1,235)

Income tax benefit/(expense)	41	(141)

Net loss from continuing operations	(2,506)	(1,376)
Net loss from discontinued operations, net of tax	(325)	(5,954)

Net loss attributable to EGT stockholders	$(2,831)	$(7,330)

Other comprehensive income/(loss):
Defined benefit pension plan	(12)	37
Foreign currency translation	23	(224)
Total other comprehensive income/(loss), net of tax	11	(187)

Comprehensive loss attributable to EGT stockholders	$(2,820)	$(7,517)

Per share data (basic and diluted)
Loss	$(0.35)	$(0.98)
Loss from continuing operations	$(0.31)	$(0.18)
Loss from discontinued operations, net of tax	$(0.04)	$(0.80)

Weighted average common shares outstanding
Basic	8,188	7,494
Diluted	8,188	7,494

 The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2014 and 2013

				Retained	Accumulated
			Additional	Earnings/	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive	Non-controlling
(amounts in thousands, except per share data)	Shares	Dollars	Capital	losses)	Income	Interest	Total
Balances, January 1, 2013	7,494,802	$7	$32,247	$2,408	$929	$1	$35,592

Net loss				(7,330)			(7,330)
Other comprehensive loss					(187)		(187)
Issuance of restricted stock	12,500	—	—				—
Stock-based compensation			789				789
Changes in valuation allowance on deferred tax assets which existed at the date of Quasi-Reorganization			143				143

Balances, December 31, 2013	7,507,302	$7	$33,179	$(4,922)	$742	$1	$29,007
Balances, January 1, 2014	7,507,302	$7	$33,179	$(4,922)	$742	$1	$29,007

Net loss				(2,831)			(2,831)
Other comprehensive income					11		11
Issuance of restricted stock	19,375	—	—				—
Stock-based compensation			160				160
Rights offering	6,944,418	7	14,341				14,348

Balances, December 31, 2014	14,471,095	$14	$47,680	$(7,753)	$753	$1	$40,695

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2014	2013
Cash flows provided by operating activities:
Net loss	$(2,831)	$(7,330)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax	(234)	61
Foreign currency loss	4	49
Depreciation of gaming equipment and property and equipment	4,622	5,127
Impairment of assets	121	2,567
Amortization of casino contracts	2,445	2,464
Amortization of intangible assets	302	302
Amortization of contract amendment fees	108	108
Stock-based compensation expense	160	789
Loss on disposition of assets	55	88
Provision for pension/retirement benefits	(4)	15
Write-off of tax receivables	579	3
(Gain)/loss on disposition of subsidiary, including property and equipment	(64)	999
Changes in operating assets and liabilities:
Accounts receivable and other receivables	167	659
Inventories	(956)	6
Prepaid expenses and other current assets	(930)	(118)
Prepaids, deposits and other assets	(62)	302
Accounts payable	(241)	(703)
Amounts due from/to related parties	(1,977)	(89)
Accrued expenses and other liabilities	(324)	(734)
Customer deposits and other current liabilities	(51)	(239)
Net cash provided by operating activities	889	4,326

Cash flows used in investing activities:
Construction/purchase of property and equipment	(2,956)	(4,978)
Purchases of gaming machines and systems	(515)	(4,867)
Proceeds from sale of gaming equipment and property and equipment	80	2
Proceeds from sale of subsidiary related to discontinued operations	168	365
Net cash used in investing activities	(3,223)	(9,478)

Cash flows provided by financing activities:
Rights offering	14,348	—
Net cash provided by financing activities	14,348	—
Effect of exchange rate changes on cash	(14)	88
Increase/(decrease) in cash and cash equivalents	12,000	(5,064)
Cash and cash equivalents at beginning of year	5,301	10,365
Cash and cash equivalents at end of year	$17,301	$5,301

Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

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

The Company owned and operated a casino under the Dreamworld name in the Pailin Province of Cambodia. In June 2014, the Company ceased operations of the casino in Pailin and, on June 20, 2014, entered into an agreement to sell 100% of the issued share capital of Dreamworld Leisure (Pailin) Limited, a wholly-owned Cambodian subsidiary of the Company established for the purpose of owning and operating the casino. In addition, the Company was previously engaged in the design, manufacture and distribution of other, non-gaming plastic products, primarily for the automotive industry. These operations were sold on March 28, 2013. All related historical revenues and expenses for the casino in Pailin and the non-gaming plastic products operations have been reclassified as discontinued operations. The accounting policies of these discontinued operations are consistent with the Company’s policies for the accompanying consolidated financial statements.

Basis of Presentation

These consolidated financial statements are prepared pursuant to generally accepted accounting principles in the United States.

The Company effected a 1-for-4 reverse stock split of its common shares as of February 26, 2015. All historical share amounts and share price information presented in the financial statements and notes have been proportionally adjusted to reflect the impact of this reverse stock split, including but not limited to basic and diluted weighted-average shares issued and outstanding.

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

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of December 31, 2014, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $17.1 million.

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

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads. Inventories included a lower of cost or market (LCM) write-down of approximately $87,000 and $27,000 for the years ended December 31, 2014 and 2013, respectively.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with FASB Accounting Standards Codification (“ASC”) ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. For the year ended December 31, 2014, the Company recorded an impairment loss of approximately $121,000 primarily related to the write-off of obsolete plant and machinery. For the year ended December 31, 2013, the Company recorded an impairment loss of approximately $75,000 primarily related to the write-off of the non-performing and non-redeployable EGMs and systems.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid leases, prepaid value-added taxes in foreign countries, prepayments to suppliers, rental and utilities and other deposits.

Gaming Equipment

Gaming equipment consists primarily of EGMs and systems. Gaming equipment is stated at cost. The Company depreciates new gaming equipment over a five-year useful life and depreciates refurbished gaming equipment over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $2.9 million and $3.7 million was included in cost of gaming operations in the consolidated statements of comprehensive income for the years ended December 31, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to ten years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period as long as renewal is reasonably assured.

The Company capitalizes certain direct and incremental costs related to the design and construction, project payroll costs and applicable portions of interest incurred for potential projects in property and equipment.

Depreciation of property and equipment of approximately $608,000 and $460,000 was recorded in the cost of gaming operations in the consolidated statements of comprehensive income for the years ended December 31, 2014 and 2013, respectively.

Depreciation of property and equipment of approximately $810,000 and $323,000 was included in cost of gaming products in the consolidated statements of comprehensive income for the years ended December 31, 2014 and 2013, respectively.

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

Amortization expenses related to casino contracts were approximately $2.4 million and 2.5 million for the years ended December 31, 2014 and 2013, respectively. Amortization expenses related to other gaming related intangibles were approximately $252,000 for the years ended December 31, 2014 and 2013. The amounts were accounted for as cost of gaming operations in the consolidated statements of comprehensive income. Amortization expenses related to technical know-how were approximately $26,000 for the years ended December 31, 2014 and 2013. The amounts were accounted for as cost of gaming products in the consolidated statements of comprehensive income. Amortization expenses related to patents and trademarks were approximately $24,000 for the years ended December 31, 2014 and 2013. The amounts were accounted for as selling, general and administrative expenses in the consolidated statements of comprehensive income.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the years ended December 31, 2014 and 2013.

Additional Paid-In-Capital

For the year ended December, 31, 2014, the increase in additional paid-in-capital account mainly represented issuance of non-cash stock option compensation and the net cash proceeds received from the Company’s subscription rights offering.

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

Revenue Recognition

The Company recognizes revenue when all of the following have been satisfied:

·	Persuasive evidence of an arrangement exists;

·	The price to the customer is fixed and determinable;

·	Delivery has occurred and any acceptance terms have been fulfilled;

·	No significant contractual obligations remain; and

·	Collection is reasonably assured.

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

Revenues are recognized as earned unless collection is not reasonably assured, in which case revenues are recognized when the payment for net winnings is received. All slot operations revenues were recognized as earned during the years ended December 31, 2014 and 2013.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fee balances related to contract amendments of approximately $126,000 and $234,000 as of December 31, 2014 and 2013, respectively.

For the discontinued casino operations, the Company’s revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in their possession, if any. Cash discounts, other cash incentives related to casino play and commissions rebated through junkets or tour guides, if any, to customers are recorded as a reduction to casino revenue. Consequently, the Company’s casino revenues are reduced by discounts and commissions.

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

Gaming Products Sales

The Company recognizes revenue from the sale of its gaming products and accessories to end users upon shipment against customer contracts or purchase orders.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 12 for additional information relating to stock-based compensation assumptions. Stock-based compensation expenses totaled approximately $160,000 and $789,000 for the years ended December 31, 2014 and 2013, respectively.

Employee Defined Contribution Plan

The Company operates a mandatory provident fund scheme, the MPF Scheme, under the Mandatory Provident Fund Schemes Ordinance for its employees in Hong Kong. The assets of the MPF Scheme are held separately from those of the Company in an independently administered fund. Contributions are made based on a percentage of the employees’ basic salaries and are expensed as and when the contributions fall due. The Company has no legal obligation for the benefits beyond the contributions. The total amounts of such employer contributions, which were expensed as incurred, were approximately $162,000 and $75,000 for the years ended December 31, 2014 and 2013, respectively.

Product Development

Product development expenses are charged to expense as incurred. Employee-related costs associated with product development are included in product development expenses. Product development expenses were approximately $387,000 and $261,000 for the years ended December 31, 2014 and 2013, respectively.

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

Loss per Share

Basic loss per share is computed by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and shares issuable from stock options and restricted shares during the period. The computation of diluted loss per share excludes the impact of stock options and restricted shares that are anti-dilutive. There is no difference in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

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

Below is a summary of closing exchange rates as of December 31, 2014 and 2013 and average exchange rates for the years ended December 31, 2014 and 2013, respectively.

($1 to foreign currency)	December 31, 2014	December 31, 2013
Australian dollar	1.23	1.13
Philippine peso	44.84	44.45
Hong Kong dollar	7.76	7.75
Thai baht	32.97	32.92

	Years Ended December 31,
($1 to foreign currency)	2014	2013
Australian dollar	1.11	1.04
Philippine peso	44.47	42.55
Hong Kong dollar	7.75	7.76
Thai baht	32.54	30.80

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

As of December 31, 2014, the fair values of cash and cash equivalents, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Defined Benefit Pension Plan

The Company provides pension benefits to all regular full-time employees through a defined benefit plan. A defined benefit plan is a pension plan that defines an amount of pension benefit that an employee will receive on retirement, usually dependent on one or more factors such as age, years of service and salary.

The defined benefit obligation is calculated annually by independent actuaries using the projected unit credit method. The present value of the defined benefit obligation is determined by discounting the estimated future cash outflows using interest rates of high quality corporate bonds that are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating to the terms of the related pension liability.

The accounting guidance related to employers’ accounting for defined benefit pension plan requires recognition in the balance sheet of the present value of the defined benefit obligation at the reporting date, together with adjustments for unrecognized actuarial gains or losses and past service costs or credits in other comprehensive income.

We recorded a decrease to equity through other comprehensive income of approximately $12,000 for the year ended December 31, 2014 and an increase to equity through other comprehensive income of approximately $37,000 for the year ended December 31, 2013.

Asset Retirement Obligations

Asset retirement obligations are legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets. Recognition of a liability for an asset retirement obligation is required in the period in which it is incurred at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, we recognize a gain or loss on settlement.

We record all asset retirement obligations for which we have legal obligations to remove all installation works and reinstate the manufacturing facilities to its original state at estimated fair value. For the year ended December 31, 2014, we recognized approximately $27,000 asset retirement obligation operating costs related to accretion of the liabilities and depreciation of the assets.

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11 ("ASU 2013-11"), Presentation of An Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Existed, which intends to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits. An entity is required to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. We adopted ASU 2013-11 beginning January 1, 2014 and it did not have a material impact on its consolidated financial statements.

In April 2014, FASB issued Accounting Standards Update No. 2014-08 (ASU 2014-08) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not expect the impact of the adoption of ASU 2014-08 to be material to our consolidated financial statements.

In May 2014, FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

Note 2. Segments

The Company currently conducts business in two operating segments: (i) gaming operations, which include slot participation operations; and (ii) gaming products, which consist of the design, manufacture and distribution of gaming chips and plaques. The Company owned and operated a casino in the Pailin Province of Cambodia. In June 2014, the Company ceased operations of the casino and entered into an agreement to sell 100% of the issued capital shares of Dreamworld Leisure (Pailin) Limited, a wholly-owned Cambodian subsidiary of the Company established for the purpose of owning and operating the casino. The Company was also engaged in the design, manufacture and distribution of other non-gaming plastic products, primarily for the automotive industry. These operations were sold on March 28, 2013. All the related historical revenues and expenses for the casino in Pailin and non-gaming plastic products operations have been reclassified as discontinued operations. The accounting policies of these discontinued operations are consistent with the Company’s policies for the accompanying consolidated financial statements.

The following table presents the financial information for each of the Company’s operating segments.

	Years Ended December 31,
(amounts in thousands)	2014	2013
Revenues:
Gaming operations	$16,364	$18,131
Gaming products	5,998	3,424
Total revenues	$22,362	$21,555

Operating loss:
Gaming operations operating income	$6,621	$7,796
Gaming products operating loss	(2,381)	(1,120)
Corporate and other operating costs and expenses	(6,747)	(7,659)
Total operating loss	$(2,507)	$(983)

	December 31,
(amounts in thousands)	2014	2013
Identifiable assets:
Gaming operations	$19,184	$26,401
Gaming products	12,912	6,507
Corporate	12,558	722
Total identifiable assets	$44,654	$33,630

	December 31,
(amounts in thousands)	2014	2013
Goodwill:
Gaming operations	$351	$353
Gaming products	—	—
Corporate	—	—
Total goodwill	$351	$353

	Years Ended December 31,
(amounts in thousands)	2014	2013
Capital expenditures:
Gaming operations (1)	$587	$4,813
Gaming products	2,796	2,879
Corporate	88	332
Total capital expenditures	$3,471	$8,024

Depreciation and amortization:
Gaming operations	$6,293	$6,947
Gaming products	935	423
Corporate	61	37
Total depreciation and amortization	$7,289	$7,407

Impairment of assets:
Gaming operations	$15	$75
Gaming products	106	—
Corporate	—	—
Total impairment of assets	$121	$75

Interest expenses and finance fees:
Gaming operations	$—	$—
Gaming products	—	—
Corporate	4	7
Total interest expenses and finance fees	$4	$7

Income tax (benefit)/expense:
Gaming operations (2)	$—	$—
Gaming products	—	—
Corporate	(41)	141
Total income tax (benefit)/expense	$(41)	$141

(1)	Includes costs related to new gaming development projects of approximately $3.6 million for the year ended December 31, 2013.
(2)	The Company is required to pay a fixed gaming obligation tax for its operations in Cambodia. The amounts paid were approximately $122,000 and $108,000 for the years ended December 31, 2014 and 2013, respectively and were included in selling, general and administrative expenses.

Geographic segment revenues for the years ended December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
(amounts in thousands)	2014	2013
Cambodia	$13,530	$14,795
Macau	761	1,012
Philippines	7,467	4,751
Australia	532	818
Others	72	179
Total	$22,362	$21,555

For the year ended December 31, 2014, the largest customer in the gaming operations segment represented 70% of total gaming operations revenue and the largest customer in the gaming products segment represented 59% of total gaming products revenue. For the year ended December 31, 2013, the largest customer in the gaming operations segment represented 72% of total gaming operations revenue and the largest customer in the gaming products segment represented 28% of total gaming products revenue.

Long-lived assets, goodwill and intangible assets identified by geographic segments consisted of the following:

	December 31,
(amounts in thousands)	2014	2013
Cambodia	$10,219	$15,407
Philippines	1,664	2,097
Hong Kong	6,449	5,045
United States	115	160
Total	$18,447	$22,709

Note 3.	Inventories

Inventories consisted of the following:

	December 31,
(amounts in thousands)	2014	2013
Raw materials	$1,866	$809
Work-in-process	600	342
Finished goods	—	367
Spare parts	151	119
Casino inventories	—	26
Total	$2,617	$1,663

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
(amounts in thousands)	2014	2013
Prepayments to suppliers (1)	$1,434	$400
Prepaid leases	13	43
Total	$1,447	$443

(1)	Prepayments to suppliers increased from December 31, 2013 to December 31, 2014 in preparation for gaming chip and plaque orders expected to be delivered in the first quarter of 2015.

Note 5.	Receivables

Accounts and other receivables consisted of the following:

	December 31,
(amounts in thousands)	2014	2013
Trade receivables	$830	$922
Other receivables	316	453
	1,146	1,375
Less: allowance for doubtful accounts	—	—
Net	$1,146	$1,375

Note 6.	Gaming Equipment

Gaming equipment is stated at cost less accumulated depreciation. The major categories of gaming equipment and accumulated depreciation consisted of the following:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2014	2013
EGMs	3-5	$17,844	$18,065
Systems	5	1,503	1,417
Other gaming equipment	3-5	—	42
		19,347	19,524
Less: accumulated depreciation		(13,723)	(11,353)
Net		$5,624	$8,171

Depreciation expense of gaming equipment of approximately $2.9 million and $3.7 million was included in cost of gaming operations in the consolidated statements of comprehensive income for the years ended December 31, 2014 and 2013, respectively.

Note 7.	Property and Equipment

Property and equipment are stated at cost and consisted of the following:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2014	2013
Equipment, vehicles, furniture and fixtures	3-10	$6,697	$4,109
Land and building	5	2,928	2,949
Leasehold improvements	1-6	1,421	1,029
Construction in progress	N/A	634	1,112
		11,680	9,199
Less: accumulated depreciation		(2,785)	(1,342)
Net		$8,895	$7,857

Depreciation of property and equipment of approximately $608,000 and $460,000 was recorded in cost of gaming operations in the consolidated statements of comprehensive income for the years ended December 31, 2014 and 2013, respectively.

Depreciation of property and equipment of approximately $810,000 and $323,000 was included in cost of gaming products in the consolidated statement of comprehensive income for the years ended December 31, 2014 and 2013, respectively.

Note 8.	Goodwill and Intangible Assets, including Casino Contracts

Goodwill and intangible assets are stated at cost and consisted of the following:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2014	2013
Gaming operation agreement	4-5	$1,175	$1,178
Less: accumulated amortization		(818)	(567)
		357	611

Goodwill	N/A	351	353

Patents	5-6	114	114
Less: accumulated amortization		(83)	(62)
		31	52

Trademarks	5-9	26	26
Less: accumulated amortization		(12)	(10)
		14	16

Technical know-how	10	261	261
Less: accumulated amortization		(68)	(41)
		193	220

Casino contracts	5-6	12,754	12,764
Less: accumulated amortization		(9,772)	(7,335)
		2,982	5,429
Net		$3,928	$6,681

Goodwill movements during the year consisted of the following:

(amounts in thousands)	2014	2013
Balance as of January 1	$353	$380
Foreign currency translation adjustment	(2)	(27)
Balance as of December 31	$351	$353

Amortization expenses for finite-lived intangible assets were approximately $2.7 million and $2.8 million for the years ended December 31, 2014 and 2013, respectively. Annual estimated amortization expense for each of the five succeeding years and thereafter consisted of the following:

(amounts in thousands)
2015	2,745
2016	683
2017	29
2018	29
2019	28
Thereafter	63
Total	$3,577

Note 9.	Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

	December 31,
(amounts in thousands)	2014	2013
Prepaid taxes	$323	$927
Prepaid lease	211	222
Prepayments to suppliers	454	295
Rental, utilities and other deposits	328	353
Total	$1,316	$1,797

As of December 31, 2014, the prepaid lease consisted of a land lease prepayment of approximately $211,000 for a gaming development project located in Cambodia.

The decrease in prepaid taxes as of December 31, 2014 was mainly due to an additional provision on a tax receivable related to a recent regulatory change in the Philippines.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
(amounts in thousands)	2014	2013
Payroll and related costs	$723	$601
Professional fees	350	312
Withholding tax expenses	583	551
Other tax expenses (1)	44	482
Others	309	420
Total	$2,009	$2,366

(1)	Other tax expenses as of December 31, 2013 represented an accrued tax liability related to the Philippines operations resulting from the finalization of the Philippines income tax return for the 2010 year, of which approximately $448,000 was reversed in the year ended December 31, 2014.

Note 11.	Other Liabilities

Other liabilities consisted of the following:

	December 31,
(amounts in thousands)	2014	2013
Other tax liabilities	$819	$659
Others	26	83
Total	$845	$742

Note 12.	Stock-Based Compensation

The Company effected a 1-for-4 reverse stock split of its common shares as of February 26, 2015. All historical share amounts and share price information presented below have been proportionally adjusted to reflect the impact of this reverse split.

Options

At the annual shareholders meeting held on September 8, 2008, a new stock option plan, or the 2008 Stock Incentive Plan, was voted on and became effective on January 1, 2009, which replaced two previous plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan, thereby terminating both of the 1999 stock option plans on December 31, 2008.

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

The maximum number of shares reserved for issuance under the 2008 Plan was originally 312,500 shares, and in July 2010 the Company’s shareholders approved an increase in the number of shares reserved for issuance to 625,000 shares. At the annual shareholders meeting held on July 13, 2012, the Company’s shareholders approved a further increase in the number of shares reserved for issuance to 937,500 shares. At the annual shareholders meeting held on December 12, 2014, the Company’s shareholders approved a further increase in the number of shares reserved for issuance to 1,250,000 shares. The exercise price shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, in which case the exercise price shall then be 110% of the fair market value. The outstanding stock options generally vest over three years and have ten-year contractual terms.

During the year ended December 31, 2014, stock options for the purchase of 56,250 shares of common stock were granted with a weighted average exercise price of $4.84 and weighted average fair value of $2.28 (2013: $2.76) per share and will vest from six-month and one day to three-year periods. During the year ended December 31, 2014, 23,750 shares of restricted stock awards with a fair value of $4.84 per share were issued. The shares of restricted stock shall vest, subject to and upon the recipient’s achievement of key operational and financial performance milestones. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of any changes in the assessment of probabilities.

During the year ended December 31, 2014, there was no exercise of outstanding stock options.

Prior to January 1, 2009, the Company had two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan, through which 937,500 shares and 18,750 shares were authorized, respectively. Both the previous stock option plans expired on December 31, 2008; however, options granted under these previous plans that were outstanding as of the date of termination remain outstanding and subject to termination according to their terms.

As of December 31, 2014, stock options for the purchase of 229,620 shares and 5,001 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of December 31, 2014, stock options for the purchase of 550,599 shares of common stock were outstanding under the 2008 plan.

As of December 31, 2014, stock options for the purchase of 727,949 shares of common stock were exercisable with a weighted average exercise price of $8.14, a weighted average fair value of $3.50 and an aggregate intrinsic value of approximately $46,000. The total fair value of shares vested during the year ended December 31, 2014 was approximately $411,000. As of December 31, 2014, an aggregate of 57,271 options granted under all plans were subject to vesting with a total compensation cost of approximately $89,000. The amount is expected to be recognized over 1.38 years.

A summary of all current and expired plans as of December 31, 2014 and 2013 and changes during the years then ended is presented in the following tables.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	739,384	$8.54	5.79	$2,293
Granted	215,000	4.81	—	280
Exercised	—	—	—	—
Forfeited or expired	(131,250)	3.00	—	—
Outstanding as of December 31, 2013	823,134	8.45	5.99	738
Exercisable as of December 31, 2013	695,970	$8.70	5.63	$738

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	823,134	$8.45	5.99	$738
Granted	56,250	4.84	—	—
Exercised	—	—	—	—
Forfeited or expired	(94,164)	9.80	—	—
Outstanding as of December 31, 2014	785,220	8.03	5.50	46
Exercisable as of December 31, 2014	727,949	$8.14	5.27	$46

Recognition and Measurement

The fair value of each stock-based award to employees and non-employee directors is estimated on the measurement date which generally is the grant date while awards to non-employees are measured at the earlier of the performance commitment date or the service completion date using the Black-Scholes-Merton option-pricing model. The grant date for stock-based awards with subjective performance condition does not occur until the earlier of the vesting date or when the discretionary feature has lapsed. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimates. The Company estimates the expected life of the award by taking into consideration the vesting period, contractual term, historical exercise data, expected volatility, blackout periods and other relevant factors. Volatility is estimated by evaluating the Company’s historical volatility data. The risk-free interest rate on the measurement date is based on U.S. Treasury constant maturity rates for a period approximating the expected life of the award. The Company historically has not paid dividends and it does not expect to pay dividends in the foreseeable future and, therefore, the expected dividend rate is zero.

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2012	—	$—	—
Granted	12,500	7.88	—
Vested(1)	(12,500)	7.88	—
Unvested balance as of December 31, 2013	—	$—	—

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2013	—	$—	—
Granted	23,750	4.84	—
Vested(2)	(16,250)	4.84	—
Unvested balance as of December 31, 2014	7,500	$4.84	1.41

(1)	Vested shares included 12,500 shares of restricted common stock issued in the year ended December 31, 2013 for which final vesting of 8,125 shares was approved by the Company’s compensation committee in March 2014.

(2)	Vested shares included 12,500 shares of restricted common stock issued in the year ended December 31, 2014 for which final vesting is subject to the approval by the Company’s compensation committee.

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014		2013
Range of values:	Low	High	Low	High
Expected volatility	73.03%	79.31%	72.16%	76.49%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.11	3.73	9.70
Risk free rate	1.16%	2.52%	0.55%	2.83%

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

For the year ended December 31, 2014, the Company recorded an impairment charge of approximately $121,000 primarily related to a write-down of obsolete plant and machinery.

For the year ended December 31, 2013, the Company recorded an impairment charge of approximately $75,000 primarily related to the write-down of non-performing and non-redeployable EGMs and systems.

Note 14.	Related Party Transactions

Effective January 1, 2010, the Company began sub-leasing office space from Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of the Company’s majority shareholder, EGT Entertainment Holding Limited. This sub-lease expired at the end of March 2013 and, subsequently, the Company moved its principal executive office to the premises of the new Dolphin Hong Kong. The relocation of the Company’s principal executive office serves to minimize costs and improve oversight of the gaming products operations.

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Years ended December 31,
(amounts in thousands)	2014	2013
Related party transaction provided to:
Melco Crown (Macau) Limited
Sales of gaming products	$138	$941

MCE Leisure (Philippines) Corporation
Sales of gaming products	$3,523	$—

Melco Crown Entertainment Limited
Sales of gaming products	$243	$—

Related party transaction provided by:
Melco Services Limited
Technical services	$2	$10
Other	$2	$—
Office rental	$—	$46

Golden Future (Management Services) Limited
Management services	$276	$146

Melco Services Limited is a wholly-owned subsidiary of Melco International Development Limited, which owns 64.8% of Entertainment Gaming Asia Inc.

Melco International Development Limited owns 34.2% of Melco Crown Entertainment Limited, which owns 90% of Melco Crown (Macau) Limited and 100% of MCE Leisure (Philippines) Corporation, respectively.

Golden Future (Management Services) Limited is a wholly-owned subsidiary of Melco Crown (Macau) Limited.

Amounts due from/to related parties consisted of the following:

	Years ended December 31,
(amounts in thousands)	2014	2013
Amounts due from related parties	$2,112	$108

Amount due to a related party	$47	$19

Note 15.	Income Taxes

The components of the provision for income taxes consisted of the following:

	Years ended December 31,
(amounts in thousands)	2014	2013
Federal — deferred	$(59)	$(59)
State	—	—
Foreign
Current	(133)	—
Deferred	233	(82)
Total tax benefit/(expense)	$41	$(141)

The reconciliation of the statutory federal income tax rate and the Company’s effective tax rates consisted of the following:

	Years Ended December 31,
(amounts in thousands)	2014	2013
Federal tax expense at statutory rates	$866	$420
Difference in jurisdictional tax rates	(223)	501
Expense not deductible for tax	32	(46)
Income not subject to tax	876	1,565
Adjustment of provision to tax return	(311)	(1,029)
Change in valuation allowances	(1,138)	(965)
Change in unrecognized tax benefits	(108)	(535)
Other	47	(52)
Total tax benefit/(expense)	$41	$(141)

Consolidated loss from continuing operations before taxes for domestic and international operations consisted of the following:

	Years Ended December 31,
(amounts in thousands)	2014	2013
Domestic	$(3,249)	$(8,147)
International	702	6,912
Loss from continuing operations before income tax	$(2,547)	$(1,235)

Domestic loss decreased approximately $4.9 million to approximately $3.2 million for the year ended December 31, 2014 compared to approximately $8.1 million in the prior year primarily as a result of a take up of an intercompany expense for the sale of Dolphin Australia in 2013. International income from continuing operations decreased approximately $6.2 million to approximately $700,000 for the year ended December 31, 2014 compared to approximately $6.9 million in the prior year mainly as a result of a write-off of an intercompany receivable from Dreamworld Casino (Pailin).

The primary tax affected components of the Company’s deferred tax assets/(liabilities) consisted of the following:

	December 31,
(amounts in thousands)	2014	2013
Deferred tax assets – current
Prepaid commission agreement	$1,277	$1,277
Depreciation and impairment	2,753	3,580
Other	481	337
Less: Valuation allowances	(4,511)	(5,194)
	—	—

Deferred tax assets – non current
Net operating losses	61,938	60,023
Stock options	888	840
Less: Valuation allowances	(62,684)	(60,863)
	142	—
Deferred tax liabilities – non current
Acquisition of intangibles	(107)	(183)
Other	—	(16)
	(107)	(199)
Net deferred tax assets/(liabilities)	$35	$(199)

Domestic operating loss carryforwards were approximately $179.1 million and $174.2 million for the years ended December 31, 2014 and 2013, respectively, which are subject to limitations under Section 382 of the Internal Revenue Code. These domestic operating losses began to expire in 2018. The Company expects to utilize the $179.1 million domestic operating loss to offset against corporate income tax payable in the United States, if the domestic operating loss remains unexpired at the time when the Company is subject to corporate income tax in the United States. Operating loss carryforwards of foreign subsidiaries were approximately $7.8 million and $4.6 million, respectively for the years ended December, 31, 2014 and 2013. The Company’s net operating losses have been fully reserved. The foreign operating losses for Hong Kong can be carried forward indefinitely.

As of December 31, 2014, there were valuation allowances of approximately $61.5 million and $5.7 million relating to pre-Quasi-Reorganization and post-Quasi-Reorganization periods, respectively. Valuation allowances included approximately $59.0 million for which subsequently recognized tax benefits will be credited directly to additional paid-in capital. Valuation allowances were provided on the domestic and foreign operating loss carry forwards and other deferred tax assets because management believes these assets did not meet the “more likely than not” criteria for recognition under ASC 740.

Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $20.8 million as of December 31, 2014. Those earnings were considered to be permanently reinvested; accordingly, no provision for withholding taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $2.9 million would be payable upon remittance of all previously unremitted earnings as of December 31, 2014.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits consisted of the following:

(amounts in thousands)
Balance at January 1, 2013	$3,673
Additions based on tax positions related to the current year	430
Reductions for tax positions of prior years	(82)
Balance at December 31, 2013	$4,021
Additions based on tax positions related to the current year	43
Reductions for tax positions of prior years	(3)
Balance at December 31, 2014	$4,061

The amount of uncertain tax benefits as of December 31, 2014 that would affect the effective income tax rate if recognized is approximately $270,000. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, however, an estimate of the range of the possible changes cannot be made at this time.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in the statements of comprehensive income. During the year ended December 31, 2014, the Company recorded interest and penalties of approximately $68,000. As of December 31, 2014, the Company had interest and penalties of approximately $373,000 accrued in the consolidated balance sheet.

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

The Company’s 2009 to 2013 Australian income tax returns remain open to examination by the Australian Taxation Office. The Company’s 2010 to 2013 Cambodian income tax returns remain open to examination by the General Department of Taxation. The Company’s 2011 to 2014 Philippines income tax returns remain open to examination by the Philippines Bureau of Internal Revenue. The Company’s 2007 to 2014 Hong Kong income tax returns remain open to examination by the Hong Kong Inland Revenue Department

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

The purchase price received pursuant to the share sale agreement was $350,000 Australian. The Company also agreed to assume Dolphin Australia’s liabilities for (i) severance under Australian labor laws for those employees to be terminated by Dolphin Australia as part of the transactions for approximately $750,000, (ii) the lease for the Melbourne facility through the end of its present term expiring in January 2014, net of sub-lease income of approximately $350,000, and (iii) all Dolphin Australia payables, net of receivables, relating to both gaming and non-gaming operations up to March 28, 2013.

The buyer owed the Company $1.1 million for the settlement of working capital related to the sale of the non-gaming Dolphin assets. As of December 31, 2014, the outstanding balance had been fully settled.

As part of the sale transaction, the Company also agreed to grant Dolphin Australia a non-transferable, substantially royalty-free license to utilize certain trademarks and patent rights in connection with Dolphin Australia’s manufacture and sale of plastic products for the non-gaming industries.

From May 2012 until June 2014, the Company operated Dreamworld Casino (Pailin), a casino in the Pailin Province of Cambodia. Dreamworld Casino (Pailin) was constructed on land leased from a local land owner and, in consideration, the land owner was entitled to receive monthly a rental fee in the amount of $5,000 and 20% of the profit before depreciation (the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the casino’s revenue). The initial lease term was 20 years, commencing in September 2011 and was subject to renewal by the parties in writing.

In June 2014, the Company ceased operations of Dreamworld Casino (Pailin). On June 20, 2014, the Company entered into an agreement to sell 100% of the issued capital shares of Dreamworld Leisure (Pailin) Limited, or DWP, a wholly-owned Cambodian subsidiary of the Company established for the purposes of owning and operating Dreamworld Casino (Pailin), to a local Cambodian individual. In connection with the sale of the issued capital shares of DWP, on June 20, 2014 the Company and its partner in the operations entered into an agreement to terminate the previous agreements with the partner and all future obligations thereunder including future lease payments owed by the Company.

The sale included all assets of DWP with the exception of all EGMs, certain surveillance equipment and other assets excluded in the agreement and prohibits any use of the Dreamworld brand name by the buyer. Total consideration to be paid to the Company by the buyer was to be $500,000, of which $100,000 was paid at the time of entering the agreement and the balance to be paid in sixteen $25,000 monthly installments commencing within one month of the signed agreement. The parties closed the sale transaction in October 2014. Subsequently, the related parties agreed to amend the agreement to reduce the total consideration to be paid to $363,000, which has since been paid in full. The Company recognized a gain of approximately $90,000 on disposal of the entity in the year ended December 31, 2014.

The Company had recorded an impairment charge of approximately $2.5 million for the year ended December 31, 2013 related to the Dreamworld Casino (Pailin) facility and gaming assets. The impairment charge represented the entire capital expenditure incurred by the Company for the property as of December 31, 2013, with the exception of those assets that the Company believed could be redeployed to other existing properties.

The following table details the significant components of revenues and losses from discontinued operations, net of income taxes.

	December 31,
(amounts in thousands)	2014	2013
Revenues from casino operations	$228	$2,738
Revenues from non-gaming products	—	2,043
Total revenues from discontinued operations	$228	$4,781

Pre-tax loss from casino operations	$(325)	$(3,819)
Pre-tax loss from non-gaming products	—	(2,163)
Benefit for income taxes related to discontinued operations	—	28
Loss from discontinued operations, net of tax	$(325)	$(5,954)

The following table details selected financial information for the discontinued operations in the consolidated statements of comprehensive income.

	December 31,
(amounts in thousands)	2014	2013
Loss from operations	$(416)	$(3,594)
Gain/(loss) on disposal	84	(2,442)
Other income (1)	—	146
Foreign currency exchange gain/(loss)	7	(92)
Income tax benefit (2)	—	28
Loss from discontinued operations, net of tax	$(325)	$(5,954)

(1)	Other income represented recognized government grant income from discontinued operations.

(2)	Income tax benefit represented a reversal of previously recognized uncertain tax benefits.

Note 17.	Commitments and Contingencies

Leases

The Company currently leases office spaces and warehouse facilities in locations including Hong Kong, Cambodia and the Philippines and certain office equipment under non-cancelable operating leases with remaining terms in excess of one year.

Future minimum lease payment commitments, net of any sublease proceeds and including scheduled escalation provisions as of December 31, 2014 under the leases were as follows:

Operating Leases
(amounts in thousands)	Total Payments	Sublease Proceeds	Net Payments
2015	829	—	829
2016	181	—	181
2017	—	—	—
2018	—	—	—
2019	—	—	—
Thereafter	—	—	—

Rent expenses on all operating leases were approximately $838,000 and $662,000 for the years ended December 31, 2014 and 2013, respectively.

Legal Matters

Prime Mover/Strata Litigation

On March 26, 2010, a complaint (as subsequently amended on May 28, 2010 and December 20, 2011) was filed by certain of the Company's shareholders including Prime Mover Capital Partners L.P., Strata Fund L.P., Strata Fund Q.P. L.P., and Strata Offshore Fund, Ltd in the United States District Court for the Southern District of New York against certain defendants including the Company and certain other current and former directors and officers. The case number is 12-4393.

On December 18, 2013, the Second Circuit affirmed by Summary Order the District Court’s September 28, 2012 judgment granting the dismissal of the plaintiffs’ complaint. Since the plaintiffs did not request a rehearing of the Summary Order in the permitted time, the civil action was concluded with all claims dismissed against all parties.

Note 18.	Loss Per Share

Computation of the basic and diluted loss per share from continuing operations consisted of the following:

	Years Ended December 31,
	2014			2013
(amounts in thousands, except per share data)	Loss	Number of Shares	Per Share Amount	Loss	Number of Shares	Per Share Amount
Basic
Net loss attributable to equity shareholders	$(2,506)	8,188	$(0.31)	$(1,376)	7,494	$(0.18)
Effect of dilutive securities
Dilutive stock options/restricted shares (1)	—	—		—	—
Diluted
Net loss attributable to equity shareholders plus assumed conversion	$(2,506)	8,188	$(0.31)	$(1,376)	7,494	$(0.18)

(1)	For the years end December 31, 2014 and 2013, there were no differences in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

Outstanding stock options for 719,399 and 604,185 shares of common stock were excluded from the calculation of diluted loss per share for the years ended December 31, 2014 and 2013, respectively, as their effect would have been anti-dilutive.

Note 19.	Retirement Plan

The following tables summarize the components of retirement benefits included in the operating expenses under retirement benefit in the statement of comprehensive income, and accrued retirement benefits, which is based on the latest actuarial valuation report dated December 31, 2014:

The components of retirement benefits for the years ended December 31, 2014 and 2013 in the statements of comprehensive income are as follows:

	December 31,
(amounts in thousands)	2014	2013
Service cost	$7	$16
Interest cost on benefits obligation	1	2
Recognized actuarial loss	(12)	(4)
Net periodic (benefit)/cost	$(4)	$14

Movement in the present value of the retirement obligation for the years ended December 31, 2014 and 2013 are as follows:

	December 31,
(amounts in thousands)	2014	2013
Balance, January 1	$21	$47
Service cost	7	16
Interest cost	1	2
Actuarial gain and others	—	(44)
Balance, December 31	$29	$21

Note 20.	Asset Retirement Obligations

Reconciliations of the carrying amounts of our asset retirement obligations are as follows:

	December 31,
(amounts in thousands)	2014	2013
Balance, January 1	$—	$—
Additions	92	—
Accretion expense	—	—
Balance, December 31	$92	$—

Note 21.	Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances, January 1, 2013	$62	$867	$929
Current period other comprehensive income/(loss)	37	(256)	(219)
Amounts reclassified from accumulated other comprehensive income to net loss on disposal of subsidiary (1)	—	32	32
Balances, December 31, 2013	99	643	742
Current period other comprehensive income	(12)	23	11
Balances, December 31, 2014	$87	$666	$753

(1)	Amounts represented a reclassification from accumulated other comprehensive income to net loss from discontinued operations in Note 16 due to the disposal of a subsidiary.

Note 22.	Subsequent Event

The Company effected a 1-for-4 reverse stock split of its common shares as of February 26, 2015. All historical share amounts and share price information presented in the financial statements and notes have been proportionally adjusted to reflect the impact of this reverse stock split, including but not limited to basic and diluted weighted-average shares issued and outstanding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation and for the reasons stated in section (c) below, our management, including our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2014 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, and our overall control environment. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting.  Management reports are not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management reports in this annual report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their ages, titles and biographies as of March 15, 2015 are set forth below.

Name	Age	Position
Clarence (Yuk Man) Chung	52	Chairman of the Board of Directors, President and Chief Executive Officer
Andy (Kin Ming) Tsui	44	Chief Accounting Officer
Vincent L. DiVito	55	Director
John W. Crawford, J.P.	72	Director
Samuel (Yuen Wai) Tsang	60	Director
Anthony (Kanhee) Tyen, Ph.D.	59	Director
Dennis (Chi Wai) Tam, Ph.D.	45	Director

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

Clarence (Yuk Man) Chung: Mr. Chung joined our board in October 2007 and has served as our chairman of the board since August 2008 and chief executive officer since October 2008. Mr. Chung is also an executive director of Melco International Development Limited, a company listed on the Hong Kong Stock Exchange. He has served on the board of directors of Melco International Development Limited since May 2006 and is a member of the executive committee, finance committee and corporate social responsibility committee of the company. In addition, Mr. Chung is a non-executive director of Melco Crown Entertainment Limited, a company listed on the NASDAQ Global Market and the Hong Kong Stock Exchange. He has served on the board of directors of Melco Crown since November 2006. He has also been appointed as chairman and president of Melco Crown (Philippines) Resorts Corporation, a company listed on the Philippines Stock Exchange since December 2012. Mr. Chung has more than 25 years of experience in the financial industry in various capacities as a chief financial officer, an investment banker and merger and acquisition specialist. Mr. Chung holds a master degree in business administration from the Kellogg School of Management at Northwestern University and the Hong Kong University of Science and Technology, and a bachelor degree in business administration from the Chinese University of Hong Kong. Mr. Chung is also a member of the Hong Kong Institute of Certified Public Accountants and the Institute of Chartered Accountants in England and Wales.

Mr. Chung has extensive knowledge of the gaming industry in the markets in which the Company operates from his senior management experience with Melco International Development Limited. As a result of these and other professional experiences, our board of directors has concluded that Mr. Chung is qualified to serve as a director.

Andy (Kin Ming) Tsui: Mr. Tsui joined our company as vice president of finance in July 2008 and was promoted to chief accounting officer in April 2009. Prior to joining our company, Mr. Tsui had been the regional finance controller-Asia for Minteq International Inc., a wholly-owned subsidiary of Minerals Technologies Inc., a NYSE listed company, based in Shanghai since June 2005. From March 2003 to May 2005, he served as manager of financial analysis at the corporate office of Minteq International Inc. in New York. Mr. Tsui holds a Master Degree of Business Administration from Baruch College, City University of New York.

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

John W. Crawford, J.P.: Mr. Crawford joined our board in November 2007 and chairs our nominating committee and conflicts committee. Mr. Crawford has been the chairman of International Quality Education Limited since February 2002. Prior to that, Mr. Crawford was a founding partner of the Hong Kong office of Ernst & Young where, as chairman of the Audit Division, he acted as engagement or review partner for many public companies and banks before he retired from the firm in 1997. Mr. Crawford is a member of the Hong Kong Institute of Certified Public Accountants, a member and honorary president of the Macau Society of Certified Practising Accountants, and a member of the Canadian Institute of Chartered Accountants. Mr. Crawford has been a JP (Justice of the Peace) since 1997. Mr. Crawford also serves on the board of directors and is chairman of the audit committees of e-Kong Group Limited which is listed on the Hong Kong Stock Exchange. He is also on the board of directors and chairman of the audit committee of Regal Portfolio Management Limited, which manages the Regal Real Estate Investment Trust, the units of which are listed on the Hong Kong Stock Exchange. In February 2012, Mr. Crawford was appointed as a member of the conflicts committee of the Macau Studio City project held by Melco Crown Entertainment Limited although he does not hold any directorships with Melco Crown Entertainment Limited or any of its subsidiaries.

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

Samuel (Yuen Wai) Tsang: Mr. Tsang joined our board in September 2008. Mr. Tsang is a solicitor admitted in Hong Kong, England and Australia. As group legal counsel and company secretary of Melco International Development Limited since 2001. Mr. Tsang oversees the legal, corporate and compliance matters of Melco, which holds significant interests in a total of four listed companies in Hong Kong, the United States and Canada. Mr. Tsang has worked as a lawyer with major law firms and listed conglomerates in Hong Kong for over 30 years. He holds a master of laws degree from University of Hong Kong and a master of business administration degree from the Australian Graduate School of Management.

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

Anthony (Kanhee) Tyen, Ph.D.: Dr. Tyen joined our board in September 2008 and chairs our compensation committee. Since 1985, Dr. Tyen has been in the proprietorship of his own accountancy and consulting practice, Anthony Tyen & Co.. Dr. Tyen is a certified public accountant in Hong Kong and has over 37 years’ experience in auditing, accounting, management and company secretarial practice. He holds a doctoral degree in philosophy and a master degree in business administration, both from the Chinese University of Hong Kong. He is an associate member of the Hong Kong Institute of Certified Public Accountants, and a fellow member of both the Association of Chartered Certified Accountants and the Institute of Chartered Secretaries and Administrators. Dr. Tyen has served as an independent non-executive director and a member of audit committee to the board of Melco International Development Limited since June 2010, Summit Ascent Holdings Limited since March 2011 and ASR Logistics Holdings Limited since October 2011, all being companies listed on the Hong Kong Stock Exchange. He was previously an independent non-executive director of two Hong Kong listed companies, namely Value Convergence Holdings Limited and Recruit Holdings Limited. Since August 2012, he has been a director of Alpha Peak Leisure Inc., a company listed on the Toronto Stock Exchange.

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

Dennis (Chi Wai) Tam, Ph.D.: Mr. Tam joined our board in March 2015. He has over 20 years of experience in corporate finance, accounting, financial control, and mergers & acquisitions. Mr. Tam has served as the Group Finance Director and Head of Human Resources & Administration of Melco International Development Limited, a company listed on The Stock Exchange of Hong Kong Limited, since October 2006 and July 2010, respectively. Mr. Tam is also an executive director of MelcoLot Limited, a company listed on The Stock Exchange of Hong Kong Limited.

Mr. Tam obtained his Master Degree in Accounting from Monash University, completed his Ph.D. program at Washington Intercontinental University and trained at Harvard Business School in Cambridge, Massachusetts. He is the chairman of the board for Greater China for the Institute of Certified Management Accountants (Australia), a member of CPA Australia and advisor of the General Education Development Committee in Peking University Shenzhen Graduate School. Mr. Tam was awarded “Asia’s Best CFO (Investor Relations)” at the Asian Excellence Awards by Corporate Governance Asia magazine in 2014.

Mr. Tam has extensive knowledge of accounting issues and the business operations in the markets in which we operate from his senior management experience with Melco International Development Limited, and is invaluable to our board’s discussions of accounting and operational issues. As a result of these and other professional experiences, our board of directors has concluded that Mr. Tam is qualified to serve as a director.

Additional Information about our Board and its Committees

We have been a “controlled company” as defined under NASDAQ Listing Rule 5615(c)(1) since November 25, 2014 when EGT Entertainment Holding Limited became an approximate 64.8% shareholder of our Company. We rely on the “controlled company” exemption pursuant to NASDAQ Listing Rule 5615(c) to exempt our Company from the majority independent director composition requirement. All of the director nominees except Mr. Chung, Mr. Tsang and Mr. Tam are considered by the board of directors to be “independent” as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

During the year ended December 31, 2014, the board met eight times and all of the directors before the appointment of Mr. Tam attended at least 75% of all meetings during the periods for which they served on our board, and at least 75% of all of the meetings held by committees of the board on which they serve. The board of directors has formed an audit committee, a nominating committee, a conflicts committee and a compensation committee, all of which operate under written charters. The board of directors does not have a policy regarding board members’ attendance at meetings of our stockholders and all members of the board of directors before the appointment of Mr. Tam attended the prior year's annual meeting of stockholders.

Audit Committee

During the year ended December 31, 2014, the audit committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. Mr. DiVito serves as the audit committee chair.

The audit committee generally meets at least once a quarter and, in 2014, the audit committee held four meetings. The audit committee has the responsibility of selecting the firm that will serve as our independent public accountants, approving and reviewing the scope and results of the audit and any non-audit services provided by the independent public accountants and meeting with our financial staff to review internal controls, procedures and policies.

We have identified Mr. DiVito as the audit committee financial expert. Mr. DiVito was previously the president and chief financial officer of Lonza America, Inc., a global life sciences chemical company and he is also a certified public accountant and a certified management accountant. All members of the audit committee are independent, as independence for audit committee members is defined in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. In addition, Mr. Crawford and Dr. Tyen each meet the financial sophistication requirements in Rule 5605(c)(2)(A) of the NASDAQ Listing Rules.

Nominating Committee

During the year ended December 31, 2014, the nominating committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. Mr. Crawford serves as the nominating committee chair.

The nominating committee held one meeting in 2014.

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

The members of our nominating committee are considered by the board of directors to be “independent” as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

The charter of the nominating committee allows the nominating committee to consider for directorship candidates nominated by third parties, including stockholders. For a third party to suggest a candidate, one must provide our legal department with the name of the candidate, together with a brief biographical sketch and a document indicating the candidate’s willingness to serve if elected.

Compensation Committee

During the year ended December 31, 2014, the compensation committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. Dr. Tyen serves as the compensation committee chair.

The compensation committee held one meeting in 2014.

The compensation committee has the responsibility of setting executive compensation guidelines, administering our stock incentive plans and approving compensation of our executive officers and members of the board of directors.

The members of the compensation committee are considered by our board of directors to be “independent” as defined in Rule 5605 (a)(2) of the NASDAQ Listing Rules.

Conflicts Committee

With regard to transactions between us and our principal stockholder, EGT Entertainment Holding Limited, our board of directors has established a committee of the board, known as the conflicts committee, made up exclusively of members of our board who satisfy the independence requirements of Rule 5605(a)(2) of the NASDAQ Listing Rules and meet the criteria for independence as set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, and who (except for Mr. Crawford being appointed as a member of the conflicts committee of the Macau Studio City project held by Melco Crown Entertainment Limited) are not then, and during the two years prior to their appointment or election had not been, an officer, director, employee of or consultant or advisor to EGT Entertainment Holding Limited or any affiliate of EGT Entertainment Holding Limited.

During the year ended December 31, 2014, the conflicts committee was comprised of Mr. Vincent DiVito and Mr. John Crawford. Mr. Crawford serves as the conflicts committee chair.

The conflicts committee held one meeting in the year ended December 31, 2014.

The conflicts committee operates under a charter that has been approved by our board of directors. Pursuant to the charter, the conflicts committee is required to review and approve all material agreements or transactions, if any, between us and any party holding 10% or more of our common shares or voting power or their affiliates. The conflicts committee charter may not be amended or modified unless (i) such amendment or modification has been approved and recommended by a majority of the members of the conflicts committee and (ii) at least five business days preceding the effective date of such amendment or modification we have filed with the SEC a current report on Form 8-K that accurately and fully discloses the proposed amendment or modification and the basis for the conflicts committee’s recommendations.

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

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, the chief executive officer for the years ended December 31, 2014 and 2013 and the only other executive officer earning in excess of $100,000 for services rendered in all capacities for the years ended December 31, 2014 and 2013. Mr. Chung has served as the chief executive officer since October 2008. Mr. Tsui has served as the chief accounting officer since April 2009.

(amounts in thousands) Name and Principal Position(a)	Year (b)	Salary (c)	Bonus (d)		Stock Awards (e)		Option Awards (f)		All Other Compensation (g)	Total (h)
Clarence Chung, CEO	2014	$90	$—	(1)	$—	(1)	$16	(1)	$—	$106
	2013	$90	$195	(2)	$64	(2)	$278	(2)	$—	$627
Andy Tsui, CAO	2014	$208	$—		$—		$—		$—	$208
	2013	$199	$21	(3)	$—		$17	(4)	$—	$237

The dollar amounts in columns (e) and (f) reflect the values of shares and/or options as of the grant date for the years ended December 31, 2014 and 2013, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 12 to our audited financial statements for the year ended December 31, 2014.

(1)

On December 31, 2013, the compensation committee of the board of directors resolved that the amount of the CEO's eligible performance-based compensation for 2014 was a cash award up to $300,000, options to purchase up to 25,000 common shares and a restricted stock award of up to 12,500 shares, all of which were subject to the vesting and risk of forfeiture based on the performance of Mr. Chung for the fiscal year ended December 31, 2014. Mr. Chung’s bonus for 2014 is under review by the compensation committee. While an accrual for his bonus was made for accounting purposes, it is not represented in the above table. For the year ended December 31, 2014, Mr. Chung was granted options to purchase 6,250 shares of our common stock as part of the annual grant to members of the board of directors.

(2)	On December 31, 2012, the compensation committee of the board of directors resolved that the amount of the CEO's eligible performance-based compensation for 2013 was a cash award up to $300,000, options to purchase up to 25,000 common shares and a restricted stock award of up to 12,500 shares, all of which were subject to the vesting and risk of forfeiture based on the performance of Mr. Chung for the fiscal year ended December 31, 2013. On March 4, 2014, the compensation committee reviewed the financial and non-financial performance targets as of and for the fiscal year ended December 31, 2013 and decided that Mr. Chung should be entitled to 65% of the cash, the options and the restricted stock award under the CEO's eligible performance-based compensation for 2013. In addition, on December 27, 2013, the compensation committee of the board of directors approved the extension of options to purchase 125,000 common shares for an additional five years up to December 29, 2018, which incurred one-off stock-based compensation expense of $165,000 for the year ended December 31, 2013. For the year ended December 31, 2013, Mr. Chung was granted options to purchase 6,250 shares of our common stock as part of the annual grant to members of the board of directors.

(3)	On March 24, 2014, Mr. Tsui received a cash bonus of $21,000 for his contribution during the year ended December 31, 2013.

(4)	On February 27, 2013, the compensation committee approved the grant of 3,750 options to Mr. Tsui.

Narrative Disclosure to Summary Compensation Table

Mr. Clarence Chung

In November 2009, the compensation committee of the board of directors approved the following compensation for Mr. Chung, the terms of which were included in a written employment agreement dated November 10, 2009 between us and Mr. Chung for his employment as our Chief Executive Officer, or CEO:

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

On December 31, 2011, Elixir Gaming Technologies (Hong Kong) Limited, or EGT-HK, and Dreamworld Leisure Management Limited, or EGT-BVI, a newly incorporated company in the British Virgin Islands, both of which are our wholly-owned subsidiaries, each entered into different employment agreements with the CEO. The one entered into by EGT-HK is for the CEO’s services performed within Hong Kong or in relation to our business, if any, in Hong Kong and the other one entered into by EGT-BVI is for the CEO’s services performed outside Hong Kong or in relation to our business outside of or overseas from Hong Kong.

The service term under both employment agreements was for the remaining term of the November 2009 agreement, namely, from January 1, 2012 to December 31, 2012. According to the terms of the Hong Kong employment agreement, the CEO was entitled to an annual base salary of $1.00 and, if applicable, a performance bonus that is discretionary in nature with such amount and form (whether in cash or in kind) to be determined by the compensation committee. On the other hand, the CEO was only entitled to discretionary compensation of such amount and form (whether in cash or in kind) to be determined by the compensation committee at such time as the compensation committee deems appropriate according to the terms of the Overseas Employment Agreement. Save for clearly identifying the jurisdictional differences, the terms of the Hong Kong and overseas employment agreements were in essence the same as the November 2009 agreement and upon signing, they had the effect of superseding that agreement.

On December 31, 2012, EGT-HK and EGT-BVI entered into new employment agreements with Mr. Chung for the position of CEO. The employment agreement entered into by EGT-HK is for Mr. Chung’s services performed on behalf of us within Hong Kong or in relation to our business, if any, in Hong Kong and the employment agreement entered into by EGT-BVI is for Mr. Chung’s services performed on our behalf outside of Hong Kong or in relation to our business outside of Hong Kong.

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

According to the terms of each employment agreement, the CEO is entitled to an annual base salary to be determined annually by the compensation committee of our board of directors. The compensation committee has determined that the CEO’s annual base salary under the new Hong Kong and overseas employment agreements for 2013 is $30,000 and $60,000, respectively. Pursuant to the terms of the new overseas employment agreement, the CEO is also entitled to receive discretionary and performance-based compensation, payable in cash or securities of the Company or a combination of both as the compensation committee may determine. The amount of the performance-based compensation and the key performance indexes by which the CEO will earn the performance based compensation shall be determined by the compensation committee annually. The compensation committee has determined that the amount of the CEO’s eligible performance-based compensation for 2013 is up to $300,000 in cash, options to purchase up to 25,000 common shares and a restricted stock award of up to 12,500 shares, all of which are subject to the vesting and risk of forfeiture based on the performance of Mr. Chung for the fiscal year ending December 31, 2013. Both of the options to purchase 25,000 common shares of the Company and the restricted stock award of 12,500 common shares of the Company were granted by us to Mr. Chung on January 2, 2013 under our 2008 Stock Incentive Plan. The options were granted at an exercise price of $7.86 per share. On March 4, 2014, the compensation committee decided that Mr. Chung should be entitled to 65% of the cash, the options and the restricted stocks award under the CEO's eligible performance-based compensation for 2013.

On December 27, 2013, the compensation committee determined that the CEO's annual base salary under the new Hong Kong and overseas employment agreements for 2014 would be $30,000 and $60,000, respectively. The compensation committee also determined that the amount of the CEO's eligible performance-based compensation for 2014 is up to $300,000 in cash, options to purchase up to 25,000 common shares and a restricted stock award of up to 12,500 shares, all of which are subject to the vesting and risk of forfeiture based on the performance of Mr. Chung for the fiscal year ending December 31, 2014. All cash payments under the two employment agreements are to be paid by EGT-BVI pursuant to the new overseas employment agreement, other than the $30,000 base salary payable by EGT-HK pursuant to the new Hong Kong employment agreement. Both of the options to purchase 25,000 common shares of the Company and the restricted stock award of 12,500 common shares of the Company were granted by the Company to Mr. Chung on January 2, 2014 under its 2008 Stock Incentive Plan. The options were granted at an exercise price of $4.84 per share.

Pursuant to the resolutions passed by the compensation committee on December 31, 2011, we granted to Mr. Chung, on that day, as part of his compensation package for the year ended December 31, 2012: (a) options to purchase 37,500 shares of our common stock at an exercise price of $3.696 per share pursuant to the Hong Kong employment agreement provided that all these options will be vested and become exercisable on January 1, 2013; and (b) 48,701 shares of restricted common stock, pursuant to our 2008 Stock Incentive Plan and the overseas employment agreement. All 48,701 restricted common shares are subject to vesting and risk of forfeiture based on the performance of Mr. Chung for the fiscal year ending December 31, 2012.

On March 2, 2012, the compensation committee resolved the grant of a cash bonus of $125,000 to Mr. Chung pursuant to the Overseas Employment Agreement for his contributions during the year ended December 31, 2011.

During his employment with us, Mr. Chung also serves as (i) an executive director of Melco International Development Limited, the parent corporation of our principal shareholder, EGT Entertainment Holding, and receives a salary from Melco for his services rendered to Melco; and (ii) a director of Melco Crown Entertainment Limited. In December 2012, Mr. Chung has also been appointed as the chairman and president of Melco Crown (Philippines) Resorts Corporation, an indirect subsidiary of Melco Crown Entertainment Limited, which engages in a hotel casino resort project in the Philippines.

Outstanding Equity Awards at Year-End 2014

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date (mm/dd/yyyy)
Clarence Chung	1,875	(1)	—		—	$57.92	01/22/2018
	6,250	(2)	—		—	$73.44	11/14/2017
	125,000	(3)	—		—	$2.72	12/29/2018
	3,125	(4)	—		—	$2.08	02/12/2019
	3,125	(5)	—		—	$4.64	01/07/2020
	31,250	(6)	—		—	$4.40	01/22/2020
	3,125	(7)	—		—	$5.76	02/03/2021
	31,250	(8)	—		—	$5.76	02/03/2021
	6,250	(9)	—		—	$3.70	01/03/2022
	37,500	(10)	—		—	$3.70	01/03/2022
	6,250	(11)	—		—	$7.86	01/02/2023
	—		16,250	(12)	—	$7.86	01/02/2023
	6,250	(13)	—		—	$4.84	01/02/2024
	—		25,000	(14)	—	$4.84	01/02/2024

Andy Tsui	12,500	(15)	—		—	$1.28	12/11/2018
	9,375	(16)	—		—	$4.16	03/12/2020
	15,625	(17)	—	(17)	—	$5.76	02/03/2021
	1,250	(18)	2,500	(18)	—	$7.50	03/11/2023

(1)	We granted Mr. Chung 1,875 options as of January 22, 2008. Such options vested and became exercisable on July 23, 2008.

(2)	We granted Mr. Chung 6,250 options as of February 12, 2008. Such options vested and became exercisable on May 15, 2008.

(3)	We granted Mr. Chung 125,000 options as of December 29, 2008. Such options vested and became exercisable on December 29, 2009. On December 27, 2013, the compensation committee of the board of directors approved the extension of such options for an additional five years up to December 29, 2018.

(4)	We granted Mr. Chung 3,125 options as of February 12, 2009. Such options vested and became exercisable on August 13, 2009.

(5)	We granted Mr. Chung 3,125 options as of January 7, 2010. Such options vested and became exercisable on July 8, 2010.

(6)	We granted Mr. Chung 31,250 options as of January 22, 2010. Such options vested and became exercisable on January 1, 2011.

(7)	We granted Mr. Chung 3,125 options as of February 3, 2011. Such options vested and became exercisable on August 4, 2011.

(8)	We granted Mr. Chung 31,250 options as of February 3, 2011. Such options vested and became exercisable on January 1, 2012.

(9)	We granted Mr. Chung 6,250 options as of January 3, 2012. Such options vested and became exercisable on July 4, 2012.

(10)	We granted Mr. Chung 37,500 options as of January 3, 2012. Such options vested and became exercisable on January 1, 2013.

(11)	We granted Mr. Chung 6,250 options as of January 2, 2013. Such options vested and became exercisable on July 3, 2013.

(12)	We granted Mr. Chung 25,000 options as of January 2, 2013. Such options vest and become exercisable as follows: 8,750 options were forfeited on March 4, 2014; 16,250 options vest and become exercisable on January 2, 2016.

(13)	We granted Mr. Chung 6,250 options as of January 2, 2014. Such options vested and became exercisable on July 3, 2014.

(14)	We granted Mr. Chung 25,000 options as of January 2, 2014. Such options vest and become exercisable on January 2, 2017.

(15)	We granted Mr. Tsui 12,500 options as of December 11, 2008. Such options vested and became exercisable as follows: 4,166 on December 11, 2009; 4,167 on December 11, 2010; and 4,167 on December 11, 2011.

(16)	We granted Mr. Tsui 9,375 options as of March 12, 2010. Such options vested and became exercisable on March 12, 2011.

(17)	We granted Mr. Tsui 15,625 options as of February 3, 2011. Such options vested and became exercisable as follows: 5,209 on February 3, 2012; 5,208 on February 3, 2013; and 5,208 on February 3, 2014.

(18)	We granted Mr. Tsui 3,750 options as of March 11, 2013. Such options vest and become exercisable as follows: 1,250 on March 11, 2014; 1,250 on March 11, 2015; and 1,250 on March 11, 2016.

2014 Director Compensation Table

(amounts in thousands)

Name (a)	Fees Earned (b)	Stock Awards (c)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Vincent DiVito	$80	$—	$16	$—	$—	$—	$96
John Crawford	$54	$—	$16	$—	$—	$—	$70
Anthony Tyen	$54	$—	$16	$—	$—	$—	$70
Samuel Tsang	$—	$—	$16	$—	$—	$—	$16

The dollar amounts in columns (c) and (d) reflect the values of equity awards as of the grant date, in accordance with ASC 718, Compensation-Stock Compensation, and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 12 to our audited financial statements for the year ended December 31, 2014.

Each member of the board of directors received an initial grant of 6,250 options upon his appointment.

Since January 2009, our policy had been to provide each member of the board of directors with an annual grant of options to purchase 3,125 shares of our common stock and each non-employee board member a quarterly fee of $12,000, provided that the chairman of our audit committee received an additional $6,000 per quarter.

On November 8, 2011, the board of directors, acting upon the recommendation and approval of the compensation committee, approved an amendment to our policy concerning the compensation of directors. Pursuant to such amendments, effective as of January 1, 2012, each member of our board of directors will receive an annual grant of options to purchase 6,250 shares of our common stock and each non-employee board member will also receive a quarterly fee of $13,500, provided that the chairman of the audit committee will receive an additional $6,500 per quarter. As of the date of this report, Mr. Samuel Tsang had unconditionally waived all his entitlements to the aforesaid quarterly fees.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2014.

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in this annual report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of March 15, 2015, by:

·	All of our then current directors and executive officers, individually;

·	All of our then current directors and executive officers, as a group; and

·	All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 14,471,095 shares of our common stock outstanding as of March 15, 2015, according to the recorded ownership listings as of that date, the beneficial ownership reports filed by 5% beneficial owners with the SEC and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 15, 2015, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is Unit C1, Ground Floor, Koon Wah Building, No. 2, Yuen Shun Circuit, Yuen Chau Kok, Shatin, New Territories, Hong Kong.

Name of Director, Executive Officer or Nominee	Shares(1)		Percentage
Clarence (Yuk Man) Chung	858,392	(2)	5.8%

Andy (Kin Ming) Tsui	50,938	(3)	*

Vincent L. DiVito	48,648	(4)	*

John W. Crawford	50,671	(5)	*

Anthony (Kanhee) Tyen	41,875	(6)	*

Samuel (Yuen Wai) Tsang	41,875	(7)	*

Dennis (Chi Wai) Tam	NIL		—

All directors and executive officers as a group (7 persons)	1,092,399		7.3%

* Less than 1%

Name and Address of 5% Holders	Shares (1)		Percentage
EGT Entertainment Holding Limited 38/F, The Centrium 60 Wyndham Street Central, Hong Kong	9,378,074	(8)	64.8%

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

(2)	Includes 261,250 shares issuable upon the exercise of stock options.

(3)	Includes 40,000 shares issuable upon the exercise of stock options.

(4)	Includes 30,938 shares issuable upon the exercise of stock options.

(5)	Includes 36,250 shares issuable upon the exercise of stock options.

(6)	Includes 34,375 shares issuable upon the exercise of stock options.

(7)	Includes 34,375 shares issuable upon the exercise of stock options.

(8)	The shares are owned directly by EGT Entertainment Holding, which is the indirect wholly-owned subsidiary of Melco International Development Limited. Melco is the indirect beneficial owner of the reported securities.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Transaction Review

We have adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of our board. Our bylaws provide that no such transactions by us shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the board or a committee thereof which approves such transactions, or solely because their votes are counted for such purpose if:

·	The fact of such common directorship or financial interest is disclosed or known by the board or committee and noted in the minutes, and the board or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote for that purpose without counting the vote or votes of such interested directors; or

·	The fact of such common directorship or financial interest is disclosed to or known by the stockholders entitled to vote, and they approve or ratify the contract or transaction in good faith by a majority vote or written consent of stockholders holding a majority of the shares of common stock entitled to vote (the votes of the interested directors or officers shall be counted in any such vote of stockholders); or

·	The contract or transaction is fair and reasonable to us at the time it is authorized or approved.

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

EGT Entertainment Holding Limited Transactions

Trade Sales of Gaming Products

During the year ended December 31, 2014, Melco Crown (Macau) Limited, or MCM, an associate of Melco International Development Limited, purchased gaming products from us in the aggregate amount of approximately $138,000.

During the year ended December 31, 2014, MCE Leisure (Philippines) Corporation, or MCE Leisure, an associate of Melco International Development Limited, purchased gaming products from us in the aggregate amount of approximately $3.5 million.

During the year ended December 31, 2014, Melco Crown Entertainment Limited, an associate of Melco International Development Limited, purchased gaming products from us in the aggregate amount of approximately $243,000.

On December 18, 2014, (a) MCM and Dolphin Products entered into the Macau Framework Agreement; and (b) MCE Leisure and Dolphin Products entered into the PHP Framework Agreement, under which MCM and MCE Leisure will purchase, from time to time, the gaming equipment, gaming chips, gaming plaques and related products from Dolphin Products, its holding companies and subsidiaries for a term of three years commencing from January 1, 2015. The annual caps for each of the three financial years ending December 31, 2017 are $18 million, $6 million and $5 million, respectively. Neither MCM nor MCE Leisure is under any commitment to purchase any amount of products from Dolphin Products and there can be no assurance that either will purchase any products.

Hong Kong Office Premises

On March 16, 2011, we entered into a license agreement with Melco Services Limited, which is the principal tenant of a larger office area, for occupying our existing Hong Kong office premises with an area of approximately 1,920 square feet. Pursuant to the license agreement, we were required to pay a monthly fee of HK$94,000 (equivalent to approximately $12,000) to Melco Services and such monthly fee covers the relevant rental, the relevant management fees, air-conditioning and other utilities and services charges. Melco Services confirmed that all these fees are charged at cost without any markup. The license agreement was for an initial term commencing from March 17, 2011 until March 16, 2013. The term license agreement was subsequently extended to mid-April 2013 and on April 15, 2013, we relocated our executive offices to Unit C1, G/F., Koon Wah Building, No. 2 Yuen Shun Circuit, Yuen Chau Kok, Shatin, New Territories, Hong Kong, at which time the parties terminated the license agreement and we ceased paying for the Melco Services.

Management Services

During the year ended December 31, 2014, we paid Golden Future (Management Services) Limited, a wholly-owned subsidiary of Melco Crown (Macau) Limited, approximately $276,000 for management services related to our gaming products business.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2014 and 2013 by our independent registered public accounting firms for such years, as of the filing dates, Ernst & Young (Hong Kong) for the audit of our consolidated financial statements for the years ended December 31, 2014 and 2013, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q.

	Years Ended December 31,
(amounts in thousands)	2014	2013
Audit Fees	$413	$449
Tax Fees	125	63
Other services	2	2
Total	$540	$514

Audit Committee Pre-Approval Policies

Our audit committee approves all audit fees, audit-related fees, tax fees and special engagement fees. The audit committee approved 100% of such fees for the years ended December 31, 2014 and 2013.

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

Exhibit Index

Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation dated June 7, 2003. (Incorporated by reference from the registrant’s current report on Form 8-K filed on June 18, 2003).

3.2	Amended and Restated Bylaws of the registrant dated November 13, 2002. (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 8, 2003).

3.3	Certificate of Amendment to Articles of Incorporation dated August 23, 2005. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007).

3.4	Certificate of Amendment to Articles of Incorporation dated January 9, 2007. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007).

3.5	Certificate of Amendment to Articles of Incorporation dated September 10, 2007. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on November 14, 2007).

3.6	Certificate of Amendment to Articles of Incorporation dated July 23, 2010. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 30, 2011).

3.7	Certificate of Change filed with the Secretary of State of Nevada on June 12, 2012. (Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 12, 2012).

3.8	Certificate of Change filed with the Secretary of State of Nevada on February 25, 2015. (Incorporated by reference to the registrant’s Current Report on Form 8-K dated February 26, 2015).

10.1	Form of Indemnification Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.

10.2	Amended and Restated 1999 Stock Option Plan. (Incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003) (Note (2)).

10.3	Machines Operation and Participation Agreement by and among the registrant, Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited dated as of December 13, 2008. (Incorporated by reference from Exhibit 10.49 to the registrant’s annual report on Form 10K filed on March 30, 2009).

10.4	Two Services Agreements between registrant and Melco Services Limited dated as of May 18, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 18, 2009).

10.5	Option Deed between Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited as of July 25, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on July 30, 2009).

10.6	Machines Operation and Participation Agreement by and among the registrant, Elixir Gaming Technologies (Hong Kong) Limited and NagaWorld Limited dated as of July 25, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on February 11, 2010) (Note (1)).

10.7	2008 Stock Incentive Plan (Incorporated by reference from the registrant’s definitive proxy statement filed on August 20, 2008) (Note (2)).

10.8	Machines Operation and Participation Consolidation Agreement by and among the registrant, Elixir Gaming Technologies (Cambodia) Limited and NagaWorld Limited dated as of December 30, 2009 (Note (1)). (Incorporated by reference from the registrant’s current report on Form 10-K filed on March 30, 2010).

10.9	Supplemental Agreement to Machines Operation and Participation Consolidation Agreement dated May 25, 2010 between Registrant, Elixir Gaming Technologies (Cambodia) Limited and NagaWorld Limited. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 26, 2010).

10.10	Shareholders Agreement dated March 4, 2011 between the Registrant and Mey Thoul, a Cambodian individual. (Incorporated by reference from the registrant’s current report on Form 8-K filed on March 8, 2011).

10.11	Undertaking Agreement dated July 13, 2011 between the Registrant and Ms. Ban Sreymom, a Cambodian individual. (Incorporated by reference from the registrant’s current report on Form 8-K filed on July 14, 2011)

10.12	Lease Agreement dated July 13, 2011 between the Registrant and Ms. Ban Sreymom, a Cambodian individual. (Incorporated by reference from the registrant’s current report on Form 8-K filed on July 14, 2011)

10.13	Transfer Agreement dated October 21, 2011 amongst the Registrant, Golden View International Gaming and Amusement Corp. and Jade Prosper Holdings Ltd. (Incorporated by reference from the registrant’s current report on Form 8-K filed on October 27, 2011)

10.14	Machines Operation and Participation Agreement dated April 2, 2012 between the Registrant and Mr. Kok An, a Cambodian individual and Crown Resorts Co., Ltd (Incorporated by reference from the Registrant’s current report on Form 8-K filed on April 5, 2012),

10.15	The Executive Hong Kong Employment Agreement dated December 31, 2012 entered into between Elixir Gaming Technologies (Hong Kong) Limited and Mr. Clarence Chung. (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 7, 2013) (Note (2)).

10.16	The Executive Overseas Employment Agreement dated December 31, 2012 entered into between Dreamworld Leisure Management Limited and Mr. Clarence Chung. (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 7, 2013) (Note (2)).

10.17	Share Sale Agreement dated February 22, 2013 amongst Dolphin Advanced Technologies Pty Limited (as seller) and Mario Turcarelli (as buyer), Dolphin Products Pty Limited and Dolphin Products Limited (Hong Kong). (Incorporated by reference from the Registrant’s current report on Form 8-K filed on February 27, 2013).

10.18	Intellectual Property License Agreement dated February 22, 2013 amongst Dolphin Advanced Technologies Pty Limited, Elixir Gaming Technologies (Hong Kong) Limited and Dolphin Products Pty Limited. (Incorporated by reference from the Registrant’s current report on Form 8-K filed on February 27, 2013).

10.19	Gaming Business and Assets Sale Agreement dated February 22, 2013 between Dolphin Products Pty Limited and Dolphin Products Limited (Hong Kong). (Incorporated by reference from the Registrant’s current report on Form 8-K filed on February 27, 2013).

21.1	List of subsidiaries of registrant. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2014).

23.1	Consent of Ernst & Young.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Notes:

(1)	Certain portions of the exhibit have been omitted pursuant to Registrant’s confidential treatment request filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The omitted text has been filed separately with the Commission.

(2)	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERTAINMENT GAMING ASIA INC.

Date: March 26, 2015	By:	/s/Clarence Chung
Clarence Chung
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Clarence Chung	Chief Executive Officer	March 26, 2015
Clarence Chung	(Principal Executive Officer)

/s/Andy Tsui	Chief Accounting Officer	March 26, 2015
Andy Tsui	(Principal Financial Officer)

/s/Vincent L. DiVito	Director	March 26, 2015
Vincent L. DiVito

/s/John W. Crawford, J.P.	Director	March 26, 2015
John W. Crawford, J.P.

/s/Samuel Tsang	Director	March 26, 2015
Samuel Tsang

/s/Anthony Tyen, Ph.D.	Director	March 26, 2015
Anthony Tyen, Ph.D.

/s/Dennis Tam, Ph.D.	Director	March 26, 2015
Dennis Tam, Ph.D.

