Form 10-Q
period 2015-03-31
Entertainment Gaming Asia Inc.
filed 2015-05-15
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 1, 2015, 14,464,220 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,820	$17,301
Accounts receivable, net	666	830
Amounts due from related parties	1,849	2,112
Other receivables	122	316
Inventories	3,265	2,617
Prepaid expenses and other current assets	681	1,447
Total current assets	27,403	24,623

Gaming equipment, net	5,127	5,624
Casino contracts	2,369	2,982
Property and equipment, net	9,238	8,895
Goodwill	350	351
Intangible assets, net	519	595
Contract amendment fees	99	126
Deferred tax asset	141	142
Prepaids, deposits and other assets	1,142	1,316
Total assets	$46,388	$44,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,803	$645
Amounts due to related parties	111	47
Accrued expenses	1,941	2,009
Income tax payable	5	—
Customer deposits and other current liabilities	270	306
Total current liabilities	4,130	3,007

Other liabilities	855	845
Deferred tax liability	107	107
Total liabilities	5,092	3,959
Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 18,750,000 shares authorized; 14,464,220 and 14,471,095 shares issued and outstanding	14	14
Additional paid-in-capital	47,710	47,680
Accumulated other comprehensive income	754	753
Accumulated losses since January 1, 2011 ($386.1 million accumulated deficit eliminated)	(7,183)	(7,753)
Total EGT stockholders’ equity	41,295	40,694
Non-controlling interest	1	1
Total stockholders’ equity	41,296	40,695
Total liabilities and stockholders’ equity	$46,388	$44,654

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(amounts in thousands, except per share data)

(Unaudited)

	Three-Month Periods Ended March 31,
	2015	2014
Revenues:
Gaming operations	$4,010	$3,883
Gaming products	4,272	811
Total revenues	8,282	4,694

Operating costs and expenses:
Cost of gaming operations
Gaming property and equipment depreciation	819	881
Casino contract amortization	611	610
Other gaming related intangibles amortization	63	63
Other operating costs	822	845
Cost of gaming products	3,662	1,488
Selling, general and administrative expenses	1,612	1,554
Gain on disposition of assets	(5)	—
Product development expenses	35	54
Depreciation and amortization	54	49
Total operating costs and expenses	7,673	5,544

Income/(loss) from operations	609	(850)

Other (expenses)/income:
Interest expense and finance fees	(1)	(1)
Interest income	3	—
Foreign currency losses	(30)	(15)
Other	9	8
Total other (expenses)/income	(19)	(8)

Income/(loss) from continuing operations before income tax	590	(858)

Income tax expenses	(20)	(15)

Net income/(loss) from continuing operations	570	(873)
Net loss from discontinued operations, net of tax	—	(157)
Net income/(loss) attributable to EGT stockholders	$570	$(1,030)

Other comprehensive income/(loss):
Foreign currency translation	1	(41)
Total other comprehensive income/(loss), net of tax	1	(41)

Comprehensive income/(loss) attributable to EGT stockholders	$571	$(1,071)

Per share data (basic and diluted):
Earnings/(loss)	$0.04	$(0.14)
Earnings/(loss) from continuing operations	$0.04	$(0.12)
Earnings/(loss) from discontinued operations, net of tax	$—	$(0.02)

Weighted average common shares outstanding:
Basic	14,450	7,496
Diluted	14,467	7,496

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three-Month Periods Ended March 31,
	2015	2014
Cash flows provided by/(used in) operating activities:
Net income/(loss)	$570	$(1,030)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) by operating activities:
Foreign currency losses	7	11
Depreciation of gaming equipment and property and equipment	1,130	1,120
Amortization of casino contracts	611	610
Amortization of intangible assets	75	75
Amortization of contract amendment fees	27	27
Stock-based compensation expenses	30	71
Gain on disposition of assets	(5)	—
Changes in operating assets and liabilities:
Accounts receivable and other receivables	156	205
Inventories	(664)	(301)
Prepaid expenses and other current assets	786	35
Prepaids, deposits and other assets	172	(613)
Accounts payable	1,213	(103)
Amounts due from/to related parties	329	(134)
Accrued expenses and other liabilities	(59)	159
Income tax payable	5	—
Customer deposits and other current liabilities	(37)	(249)
Net cash provided by/(used in) operating activities	4,346	(117)

Cash flows used in investing activities:
Construction/purchase of property and equipment	(864)	(700)
Purchases of gaming machines and systems	(169)	(147)
Proceeds from sale of gaming equipment	7	—
Proceeds from sale of subsidiary related to discontinued operations	200	—
Net cash used in investing activities	(826)	(847)

Cash flows used in financing activities:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash	(1)	(35)
Increase/(decrease) in cash and cash equivalents	3,519	(999)
Cash and cash equivalents at beginning of period	17,301	5,301
Cash and cash equivalents at end of period	$20,820	$4,302

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.   Description of Business and Significant Accounting Policies

The business activities of the Company entail the owning and leasing of electronic gaming machines (EGMs) placed in premier hotels and other venues in Cambodia and the Philippines, the development and operation of gaming establishments under the Dreamworld brand in select emerging gaming markets in Asia and the design, manufacture and distribution of gaming chips and plaques under the Dolphin brand to major casinos primarily in Southeast Asia and Australia.

The Company owned and operated a casino under the Dreamworld name in the Pailin Province of Cambodia. In June 2014, the Company ceased operations of the casino in Pailin and, on June 20, 2014, entered into an agreement to sell 100% of the issued share capital of Dreamworld Leisure (Pailin) Limited, a wholly-owned Cambodian subsidiary of the Company established for the purpose of owning and operating the casino. All related historical revenues and expenses for the casino in Pailin have been reclassified as discontinued operations. The accounting policies of these discontinued operations are consistent with the Company’s policies for the accompanying consolidated financial statements.

Basis of Presentation

These consolidated financial statements are prepared pursuant to generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 26, 2015. Certain previously reported amounts have been reclassified to conform to the current period presentation.

The Company effected a 1-for-4 reverse stock split of its common shares as of February 26, 2015. All historical share amounts and share price information presented in the financial statements and notes have been proportionally adjusted to reflect the impact of this reverse stock split, including but not limited to basic and diluted weighted-average shares issued and outstanding.

Principles of Consolidation

These consolidated financial statements include the accounts of Entertainment Gaming Asia Inc. and all its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

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

Non-current assets held for discontinued operations are carried at the lower of carrying amount or fair value less costs to sell. Any gain or loss from disposal of a business, together with the results of these operations until the date of disposal, is reported separately as discontinued operations. The financial information of discontinued operations is excluded from the respective captions in the Company’s consolidated statements of comprehensive income and related notes for all periods presented.

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of March 31, 2015, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $20.6 million.

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

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads. Inventories included a lower of cost or market (LCM) write-down of approximately $14,000 and $177,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There were no impairment charges for long-lived assets for the three-month periods ended March 31, 2015 and 2014.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid lease, prepaid value-added taxes in foreign countries, prepayments to suppliers, rental and utilities and other deposits.

Gaming Equipment

Gaming equipment consists primarily of EGMs and systems. Gaming equipment is stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $660,000 and $733,000 was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month periods ended March 31, 2015 and 2014, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to twenty years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period as long as renewal is reasonably assured.

The Company capitalizes certain direct and incremental costs related to the design and construction, project payroll, and applicable portions of interest incurred for potential projects in property and equipment.

Depreciation of property and equipment of approximately $159,000 and $148,000 was included in the cost of gaming operations in the consolidated statements of comprehensive income for the three-month periods ended March 31, 2015 and 2014, respectively.

Depreciation of property and equipment of approximately $256,000 and $136,000 was included in cost of gaming products in the consolidated statements of comprehensive income for the three-month periods ended March 31, 2015 and 2014, respectively.

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

Amortization expenses related to casino contracts were approximately $611,000 and $610,000 for the three-month periods ended March 31, 2015 and 2014, respectively. Amortization expenses related to other gaming related intangibles were approximately $63,000 for the three-month periods ended March 31, 2015 and 2014. The amounts were accounted for as cost of gaming operations in the consolidated statements of comprehensive income. Amortization expenses related to technical know-how were approximately $6,000 and $7,000 for the three-month periods ended March 31, 2015 and 2014, respectively. The amounts were accounted for as cost of gaming products in the consolidated statements of comprehensive income. Amortization expenses related to patents and trademarks were approximately $6,000 for the three-month periods ended March 31, 2015 and 2014. The amounts were accounted for as selling, general and administrative expenses in the consolidated statements of comprehensive income.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the three-month periods ended March 31, 2015 and 2014, respectively.

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

For its slot participation operations, the Company earns recurring gaming revenue by providing customers with EGMs and casino management systems which track game performance and provide statistics on installed EGMs owned by the Company and leased to venue owners. Revenues are recognized on the contractual terms of the slot agreements between the Company and the venue owners and are based on the Company’s share of net winnings and reimbursement of expenses, net of customer incentives and commitment fees.

Revenues are recognized as earned unless collection is not reasonably assured, in which case revenues are recognized when the payments for net winnings are received. All slot participation operations revenues were recognized as earned during the three-month periods ended March 31, 2015 and 2014, respectively.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fee balances related to contract amendments of approximately $99,000 and $126,000 as of March 31, 2015 and December 31, 2014, respectively.

For discontinued casino operations, the Company’s revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in their possession, if any. Cash discounts, other cash incentives related to casino play and commissions rebated through junkets or tour guides, if any, to customers are recorded as a reduction to casino revenue. Consequently, the Company’s casino revenues are reduced by discounts and commissions.

The Company does not accrue a jackpot liability for its slot machines and progressive jackpots because the Company can avoid payment of such amounts, as regulations do not prohibit removal of gaming machines from the gaming floor without payment of the jackpots.

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

The Company also earned recurring gaming revenue through leasing table game equipment and providing casino management services to gaming operators within its former casino property. Revenues from gaming table leasing arrangements are recognized as earned over the contractual terms of the arrangement between the Company and the gaming promoters and are included in discontinued operations.

Gaming Products Sales

The Company recognizes revenue from the sale of its gaming products and accessories to end users upon shipment against customer contracts or purchase orders.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 12 for additional information relating to stock-based compensation assumptions. Stock-based compensation expenses totaled approximately $30,000 and $71,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

Product Development

Product development expenses are expensed as incurred. Employee-related costs associated with product development are included in product development expenses. Product development expenses were approximately $35,000 and $54,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

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

A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred. The Company had no capital leases as of March 31, 2015 and December 31, 2014.

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

Earnings/(Loss) per Share

Basic earnings/(loss) per share are computed by dividing the reported net earnings/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options and restricted shares during the period. The computation of diluted earnings per share excludes the impact of stock options and restricted shares that are anti-dilutive. There was no difference in diluted loss per share from basic loss per share for three-month period ended March 31, 2014 as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

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

Below is a summary of closing exchange rates as of March 31, 2015 and December 31, 2014 and average exchange rates for the three-month periods ended March 31, 2015 and 2014.

(US$1 to foreign currency)	March 31, 2015	December 31, 2014
Australian dollar	1.30	1.23
Philippine peso	44.71	44.84
Hong Kong dollar	7.75	7.76
Thai baht	32.60	32.97

	Three-Month Periods Ended March 31,
(US$1 to foreign currency)	2015	2014
Australian dollar	1.27	1.12
Philippine peso	44.37	44.94
Hong Kong dollar	7.76	7.76
Thai baht	32.53	32.72

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

As of March 31, 2015, the fair values of financial assets and liabilities approximate carrying values due to the short maturity of these items.

Defined Benefit Pension Plan

The Company provides pension benefits to all regular full-time employees in the Philippines through a defined benefit plan. A defined benefit plan is a pension plan that defines an amount of pension benefit that an employee will receive on retirement, usually dependent on one or more factors such as age, years of service and salary.

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

There were no adjustments for unrecognized actuarial gains or losses and past service costs or credits to equity through other comprehensive income for the three-month periods ended March 31, 2015 and 2014.

Asset Retirement Obligations

Asset retirement obligations are legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets. Recognition of a liability for an asset retirement obligation is required in the period in which it is incurred at its estimated fair value. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for other than the carrying amount of the liability, the Company recognizes a gain or loss on settlement.

The Company records all asset retirement obligations for which we have legal obligations to remove all installation works and reinstate the manufacturing facilities to its original state at estimated fair value. For the three-month period ended March 31, 2015, the Company recognized approximately $4,000 as asset retirement obligation operating costs related to accretion of the liabilities and depreciation of the assets.

Note 2.	Segments

The Company currently conducts business in two operating segments: (i) gaming operations, which include slot participation operations; and (ii) gaming products, which consist of the design, manufacture and distribution of gaming chips and plaques. The Company owned and operated a casino in the Pailin Province of Cambodia. In June 2014, the Company ceased operations of the casino and entered into an agreement to sell 100% of the issued capital shares of the Company’s wholly-owned Cambodian subsidiary established for the purpose of owning and operating the casino. All the related historical revenues and expenses for the casino in Pailin have been reclassified as discontinued operations. The accounting policies of the discontinued operations are consistent with the Company’s policies for the accompanying consolidated financial statements.

The following table presents the financial information for each of the Company’s operating segments.

	Three-Month Periods Ended March 31,
(amounts in thousands)	2015	2014
	(Unaudited)	(Unaudited)
Revenues:
Gaming operations	$4,010	$3,883
Gaming products	4,272	811
Total revenues	$8,282	$4,694

Operating income/(loss):
Gaming operations operating income	$1,700	$1,484
Gaming products operating income/(loss)	575	(731)
Corporate and other operating costs and expenses	(1,666)	(1,603)
Total operating income/(loss)	$609	$(850)

Depreciation and amortization:
Gaming operations	$1,504	$1,569
Gaming products	282	167
Corporate	24	10
Total depreciation and amortization	$1,810	$1,746

Geographic segment revenues for the three-month periods ended March 31, 2015 and 2014 consisted of the following:

	Three-Month Periods Ended March 31,
(amounts in thousands)	2015	2014
	(Unaudited)	(Unaudited)
Cambodia	$3,324	$3,143
Macau	561	359
Philippines	3,644	934
Australia	753	192
Other	—	66
Total	$8,282	$4,694

For the three-month periods ended March 31, 2015 and 2014, in the gaming operations segment, the largest customer represented 73% and 67%, respectively, of total gaming operations revenue. For the three-month periods ended March 31, 2015 and 2014, in the gaming products segment, the largest customer represented 68% and 24%, respectively, of total gaming products sales.

Note 3.	Inventories

Inventories consisted of the following:

(amounts in thousands)	March 31, 2015	December 31, 2014
	(Unaudited)
Raw materials	$1,990	$1,866
Work-in-process	758	600
Finished goods (1)	415	—
Spare parts	102	151
Total	$3,265	$2,617

(1)	Finished goods increased from December 31, 2014 to March 31, 2015 due to an order for the gaming products division to be delivered in the three-month period ended June 30, 2015.

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(amounts in thousands)	March 31, 2015	December 31, 2014
	(Unaudited)
Prepayments to suppliers (1)	$668	$1,434
Prepaid leases	13	13
Total	$681	$1,447

(1)	Prepayments to suppliers decreased from December 31, 2014 to March 31, 2015 due to the recognition of costs in preparation of gaming chip and plaque orders delivered in the three-month period ended March 31, 2015.

Note 5.	Receivables

Accounts and other receivables consisted of the following:

(amounts in thousands)	March 31, 2015	December 31, 2014
	(Unaudited)
Trade receivables	$666	$830
Other receivables	122	316
	788	1,146
Less: allowance for doubtful accounts	—	—
Net	$788	$1,146

Note 6.	Gaming Equipment

Gaming equipment is stated at cost. The major categories of gaming equipment and accumulated depreciation consisted of the following:

	Useful Life
(amounts in thousands)	(years)	March 31, 2015	December 31, 2014
		(Unaudited)
EGMs	3-5	$17,884	$17,844
Systems	5	1,579	1,503
		19,463	19,347
Less: accumulated depreciation		(14,336)	(13,723)
Net		$5,127	$5,624

Depreciation expense of approximately $660,000 and $733,000 was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month periods ended March 31, 2015 and 2014, respectively.

Note 7.	Property and Equipment

Property and equipment are stated at cost. The major categories of property and equipment and accumulated depreciation consisted of the following:

	Useful Life
(amounts in thousands)	(years)	March 31, 2015	December 31, 2014
		(Unaudited)
Equipment, vehicles, furniture and fixtures	3-10	$7,318	$6,697
Land and building	5	2,928	2,928
Leasehold improvements	1-6	1,600	1,421
Construction in progress	N/A	642	634
		12,488	11,680
Less: accumulated depreciation		(3,250)	(2,785)
Net		$9,238	$8,895

Depreciation expense of property and equipment of approximately $159,000 and $148,000 was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month periods ended March 31, 2015 and 2014, respectively.

Depreciation expense of property and equipment of approximately $256,000 and $136,000 was included in cost of gaming products in the consolidated statement of comprehensive income for the three-month periods ended March 31, 2015 and 2014, respectively.

Note 8.	Goodwill and Intangible Assets, including Casino Contracts

Goodwill and intangible assets, if any, are stated at cost. The major categories of goodwill and intangible assets and accumulated amortization consisted of the following:

	Useful Life
(amounts in thousands)	(years)	March 31, 2015	December 31, 2014
		(Unaudited)
Gaming operation agreement	4-5	$1,175	$1,175
Less: accumulated amortization		(882)	(818)
		293	357

Goodwill	N/A	350	351

Patents	5-6	114	114
Less: accumulated amortization		(88)	(83)
		26	31

Trademarks	5-9	26	26
Less: accumulated amortization		(13)	(12)
		13	14

Technical know-how	10	261	261
Less: accumulated amortization		(74)	(68)
		187	193

Casino contracts	5-6	12,745	12,754
Less: accumulated amortization		(10,376)	(9,772)
		2,369	2,982
Net		$3,238	$3,928

Amortization expenses for finite-lived intangible assets were approximately $686,000 for the three-month periods ended March 31, 2015 and 2014.

Goodwill movements during the periods consisted of the following:

(amounts in thousands)	2015	2014
	(Unaudited)
Balance as of January 1	$351	$353
Foreign currency translation adjustment	(1)	(2)
Balance as of March 31/December 31	$350	$351

Note 9.	Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

(amounts in thousands)	March 31, 2015	December 31, 2014
	(Unaudited)
Prepaid taxes	$347	$323
Prepaid lease	209	211
Prepayments to suppliers	258	454
Rentals, utilities and other deposits	328	328
Total	$1,142	$1,316

As of March 31, 2015, the prepaid lease consisted of land lease prepayments of approximately $209,000 for a gaming development project located in Cambodia.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

(amounts in thousands)	March 31, 2015	December 31, 2014
	(Unaudited)
Payroll and related costs	$632	$723
Professional fees	347	350
Withholding tax expenses	550	583
Other tax expenses	44	44
Other	368	309
Total	$1,941	$2,009

Note 11.	Other Liabilities

Other liabilities consisted of the following:

(amounts in thousands)	March 31, 2015	December 31, 2014
	(Unaudited)
Other tax liabilities	$709	$694
Other	146	151
Total	$855	$845

Note 12.	Stock-Based Compensation

The Company effected a 1-for-4 reverse stock split of its common shares as of February 26, 2015. All historical share amounts and share price information presented below have been proportionally adjusted to reflect the impact of this reverse split.

At the annual shareholders meeting held on September 8, 2008, a new stock option plan, the 2008 Stock Incentive Plan, was voted on and became effective on January 1, 2009, which replaced two previous plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan, thereby terminating both of the previous plans on December 31, 2008.

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

During the three-month period ended March 31, 2015, there were no grants of stock options and restricted stock awards and there were no exercises of outstanding stock options.

Prior to January 1, 2009, the Company had two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan, through which 937,500 shares and 18,750 shares were authorized, respectively. Both these previous plans expired on December 31, 2008. However, options granted under these previous plans that were outstanding as of the date of termination remain outstanding and subject to termination according to their terms.

During the three-month period ended March 31, 2015, stock options for the purchase of 229,564 shares and 4,376 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of March 31, 2015, stock options for the purchase of 536,849 shares of common stock were outstanding under the 2008 Plan.

As of March 31, 2015, stock options for the purchase of 733,518 shares of common stock were exercisable with a weighted average exercise price of $8.11, a weighted average fair value of $3.49 and an aggregate intrinsic value of approximately $30,000. The total fair value of shares vested during the three-month period ended March 31, 2015 was approximately $24,000. As of March 31, 2015, an aggregate of 37,271 options granted under all plans were subject to vesting with a total compensation cost of approximately $53,000. The amount is expected to be recognized over 1.01 years.

A summary of all current and expired plans as of March 31, 2015 and changes during the period then ended are presented in the following table:

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	785,220	$8.03	5.50	$46
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(14,431)	5.98	—	—
Outstanding as of March 31, 2015	770,789	8.07	5.20	30
Exercisable as of March 31, 2015	733,518	$8.11	5.06	$30

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2014	7,500	$4.84	1.41
Granted	—	—	—
Vested	—	—	—
Unvested balance as of March 31, 2015	7,500	$4.84	1.16

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the three-month periods ended March 31, 2015 and 2014.

	Three-Month Periods Ended March 31,
	2015		2014
Range of values:	Low	High	Low	High
Expected volatility	78.74%	80.91%	73.03%	74.03%
Expected dividends	—	—	—	—
Expected term (in years)	4.78	8.11	3.73	9.11
Risk free rate	1.13%	1.80%	1.16%	2.52%

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

Note 13.	Related Party Transactions

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Three-Month Periods Ended March 31,
(amounts in thousands)	2015	2014
	(Unaudited)	(Unaudited)
Related party transactions provided to:
Melco Crown (Macau) Limited
Sales of gaming products	$349	$135

MCE Leisure (Philippines) Corporation
Sales of gaming products	$2,892	$—

Melco Crown Entertainment Limited
Sales of gaming products	$212	$—

Related party transactions provided by:
Melco Services Limited
Technical services	$1	$1
Other	$4	$1

Golden Future (Management Services) Limited
Management services	$61	$59

Melco Services Limited is a wholly-owned subsidiary of Melco International Development Limited, which owns 64.8% of Entertainment Gaming Asia Inc.

Melco International Development Limited owns 34.3% of Melco Crown Entertainment Limited, which owns 90% of Melco Crown (Macau) Limited and 68.6% of MCE Leisure (Philippines) Corporation, respectively.

Golden Future (Management Services) Limited is a wholly-owned subsidiary of Melco Crown (Macau) Limited.

Amounts due from/to related parties consisted of the following:

(amounts in thousands)	March 31, 2015	December 31, 2014
	(Unaudited)
Amounts due from related parties	$1,849	$2,112

Amounts due to related parties	$111	$47

Note 14.	Income Taxes

The Company recorded income tax expenses of $20,000 and $15,000 for the three-month periods ended March 31, 2015 and 2014, respectively. The Company’s effective income tax rates were 3.4% and (1.7)% for the three-month periods ended March 31, 2015 and 2014, respectively. The EGT Cambodia entity and the Company’s subsidiary, which held its discontinued casino operations in Pailin that were sold in October 2014, are income tax exempt and only pay a fixed monthly tax rather than a tax on income. The change in effective tax rate was mainly due to an increase in the consolidated pre-tax income.

The fixed obligation tax arrangement is subject to annual renewal and negotiation. The Company has renewed the fixed obligation tax arrangement for EGT Cambodia for 2015.

The Company has been subjected to income tax examinations by tax authorities in jurisdictions in which it operates.

The Company’s 2009 to 2013 Australian income tax returns remain open to examination by the Australian Taxation Office. The Company’s 2011 to 2014 Cambodian income tax returns remain open to examination by the General Department of Taxation. The Company’s 2011 to 2014 Philippines income tax returns remain open to examination by the Philippines Bureau of Internal Revenue. The Company’s 2007 to 2014 Hong Kong income tax returns remain open to examination by the Hong Kong Inland Revenue Department.

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

Dreamworld Casino (Pailin) was unprofitable and after unsuccessful efforts to improve performance, in June 2014, the Company ceased operations of the casino. On June 20, 2014, the Company entered into an agreement to sell 100% of the issued capital shares of Dreamworld Leisure (Pailin) Limited, or DWP, a wholly-owned Cambodian subsidiary of the Company established for the purposes of owning and operating Dreamworld Casino (Pailin), to a local Cambodian individual. In connection with the sale of the issued capital shares of DWP, on June 20, 2014 the Company and its partner in the operations entered into an agreement to terminate the previous agreements with the partner and all future obligations thereunder including future lease payments owed by the Company.

The sale included all assets of DWP with the exception of its EGMs, certain surveillance equipment and other assets excluded in the agreement and prohibits any use of the Dreamworld brand name by the buyer. Total consideration to be paid to the Company by the buyer was to be $500,000, of which $100,000 was paid at the time of entering the agreement and the balance to be paid in sixteen $25,000 monthly installments commencing within one month of the signed agreement. The parties closed the sale transaction in October 2014. Subsequently, the related parties agreed to amend the agreement to reduce the total consideration to be paid to $363,000, which has since been paid in full. The Company recognized a gain of approximately $90,000 on disposal of the entity in the year ended December 31, 2014.

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

The following table details selected financial information for the discontinued operations in the consolidated statements of comprehensive income.

	Three-Month Periods Ended March 31,
(amounts in thousands)	2015	2014
	(Unaudited)	(Unaudited)
Loss from operations	$—	$(165)
Foreign currency exchange gain	—	8
Loss from discontinued operations, net of tax	$—	$(157)

Note 16.	Commitments and Contingencies

Legal Matters

There are no pending legal proceedings, other than routine litigation matters incidental to our business, to which we or our properties are subject.

Note 17.	Earnings/(Loss) Per Share

The Company effected a 1-for-4 reverse stock split of its common shares as of February 26, 2015. All historical share amounts and earnings/(loss) per share information presented have been proportionally adjusted to reflect the impact of this reverse stock split.

Computation of the basic and diluted earnings/(loss) per share from continuing operations consisted of the following:

	Three-Month Periods Ended March 31,
	2015			2014
	(Unaudited)			(Unaudited)
(amounts in thousands, except per share data)	Income	Number of Shares	Per Share Amount	Loss	Number of Shares	Per Share Amount
Basic
Net income/(loss) attributable to equity shareholders	$570	14,450	$0.04	$(873)	7,496	$(0.12)
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		17			—
Diluted
Net income/(loss) attributable to equity shareholders plus assumed conversion	$570	14,467	$0.04	$(873)	7,496	$(0.12)

(1)	There was no difference in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses for the three-month periods ended March 31, 2014.

For the three-month periods ended March 31, 2015 and 2014, outstanding stock options of 753,988 and 764,810, respectively, shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

Note 18.	Retirement Plan

The components of accrued retirement benefits consisted of the following:

(amounts in thousands)	2015	2014
	(Unaudited)
Balance as of January 1	$29	$21
Service cost	—	7
Interest cost	—	1
Actuarial gain and others	—	—
Balance as of March 31/December 31	$29	$29

Note 19.	Asset Retirement Obligations

Reconciliations of the carrying amounts of the Company’s asset retirement obligations are as follows:

(amounts in thousands)	2015	2014
	(Unaudited)
Balance as of January 1	$92	$—
Additions	—	92
Accretion expense	—	—
Balance as of March 31/December 31	$92	$92

Note 20.	Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances as of January 1, 2014	$99	$643	$742
Current period other comprehensive income/(loss)	(12)	23	11
Balances as of December 31, 2014	87	666	753
Current period other comprehensive income	—	1	1
Balances as of March 31, 2015	$87	$667	$754

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 26, 2015 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

There are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 26, 2015.

We own or have rights to certain trademarks that we used in connection with our business or products, including, but not limited to, Dolphin™. Other than this trademark, this report also makes reference to trademarks and trade names of other companies.

On February 26, 2015, we effected a 1-for-4 reverse stock split of our common stock and corresponding decrease in the number of authorized shares of common stock. All historical share amounts and share information presented in the financial statements and notes have been proportionally adjusted to reflect the impact of this reverse stock split, including but not limited to basic and diluted weighted-average shares issued and outstanding. Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s presentation.

Overview

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the three-month periods ended March 31, 2015 and 2014 included elsewhere in this report.

General

We are a gaming company focused on capitalizing on the growth opportunities in emerging gaming markets of Asia. We generate revenue in two principal ways: gaming operations and gaming products sales. Our gaming operations comprise slot participation operations in Cambodia and the Philippines, which when permitted, operate under our Dreamworld brand. Our gaming products comprise the manufacture and sale of gaming chips and plaques under our Dolphin brand and the distribution of gaming products in select markets for third-party suppliers.

Our consolidated revenue for the three-month period ended March 31, 2015 was approximately $8.3 million, of which revenue from the gaming operations and gaming products segments comprised 48% and 52%, respectively, of consolidated revenue. This compares to consolidated revenue of approximately $4.7 million for the three-month period ended March 31, 2014, of which revenue from the gaming operations and gaming products segments comprised 83% and 17%, respectively, of consolidated revenue.

In November 2014, we completed a fully-subscribed rights offering of our common stock, which netted us cash proceeds of approximately $14.3 million. Our largest shareholder, EGT Entertainment Holding Limited, a wholly-owned subsidiary of Melco International Development Limited, supported the transaction and increased its ownership position from 38.0% to 64.8%. As a result of the rights offering, we have significantly strengthened our balance sheet and have become an indirect majority-owned subsidiary of a respected leader in Asian gaming. We believe that Melco’s investment not only significantly improves our capital position but also affords us many benefits in terms of positioning us for long-term growth. As a Melco subsidiary, we will endeavor to leverage the relationships and industry expertise of the Melco group of companies to increase our access to a broader pool of potential growth opportunities and capital. This could provide us the potential to not only grow our existing business lines but also to expand into new ones.

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

Gaming Operations

As of March 31, 2015, our gaming operations, which comprised our slot participation business, were located in two countries, Cambodia and the Philippines, and totaled 1,591 EGM seats in operation in six venues. In Cambodia, we had a total of 1,045 EGM seats in operation in three venues. In the Philippines, we had a total of 546 EGM seats in operation in three venues.

In Cambodia, our gaming operations largely focus on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a premier luxury destination gaming resort and the only licensed full service casino in and around the capital city of Phnom Penh. As of March 31, 2015, we had 670 EGM seats placed at NagaWorld. We and NagaWorld split the net win from all the 670 EGMs and certain operating costs related to marketing and floor staff on a respective basis of 25%/75%. Net win represents the monies wagered less payouts to customers. The net win from the 670 EGMs are settled and our share is distributed daily to us. Our operations in NagaWorld are a primary contributor to our gaming operations revenue and cash flow.

Our gaming operations in Cambodia also include Thansur Bokor Highland Resort and Dreamworld Club (Poipet). Thansur Bokor is a casino resort developed by leading Cambodian hotelier, Sokha Hotels and Resorts, in a tourist area of the Kampot Province. As of March 31, 2015, we had approximately 140 EGM seats placed in this venue. We and Sokha split the net win and certain operating expenses for the placed EGMs on a respective basis of 27%/73%.

Dreamworld Club (Poipet) is a slot hall located in the established gaming market of Poipet in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand border. As of March 31, 2015, we had approximately 290 EGM seats placed in this venue. Dreamworld Club (Poipet) operates under a machine operation and participation agreement with a local partner that owns and operates an existing casino in Poipet. Under the terms of the agreement, the local partner allocated, at no expense to us, part of its land with an area of approximately 16,000 square feet to us to develop and construct, at our own design, budget and cost, the slot venue. We are responsible for all capital expenditures for Dreamworld Club (Poipet) and the placement of EGMs and are the sole operators of this venue. We and the local partner split the net win from all the EGMs placed by us at Dreamworld Club (Poipet) and certain operating costs related to marketing and floor staff on a respective basis of 40%/60%.

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

Gaming Products

We engage in the design, manufacture and distribution of gaming chips and plaques from our manufacturing facilities in Hong Kong. Until March 2013, we had been engaged in the design, manufacture and distribution of non-gaming plastic products, mainly automotive parts. In March 2013, we sold the portion of our business dedicated to the manufacture and sale of non-gaming plastic products and commenced the relocation of the gaming chips and plaques operations from Australia to Hong Kong.

Our customer base for Dolphin gaming chips and plaques includes major casino resorts in Macau, the Philippines and Australia. We believe we have a meaningful market share within our markets in Asia and Australia and are focused on expanding our footprint in the growing gaming markets in Asia.

In addition, in the second half of 2014, we expanded the gaming products division to include the distribution of third-party gaming products. We have entered into two distribution agreements. However, as of March 31, 2015, we have not recorded material revenue from these agreements.

Discontinued Operations

Dreamworld Casino (Pailin), a small regional casino we developed and operated, opened in May 2012 and closed in June 2014. Dreamworld Casino (Pailin) was located in the Pailin Province of Northwestern Cambodia next to the Thailand border. It was constructed on land leased from a local land owner and, in consideration, the land owner was entitled to receive a monthly rental fee in the amount of $5,000 and 20% of the profit before depreciation, which consisted of the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the casino’s revenue. The casino measured approximately 16,000 square feet and, as of December 31, 2013, housed 88 EGM seats and table games leased to a third-party operator.

We incurred significant operating losses for Dreamworld Casino (Pailin) in the year ended December 31, 2013. The property’s performance was negatively impacted by an insufficient level of player traffic and the high costs associated with acquiring a quality player base in this market. In an effort to provide recurring revenue and reduce operating costs for these operations, in September 2013, we began to transition to a leasing model for the table games under which third-party operators would pay us a fixed monthly rental fee per table. However, due to an inability to secure long-term third-party table game operators, along with the low level of natural player traffic and the political unrest in Thailand, we decided to cease operations of the casino effective in June 2014.

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

In connection with our 2013 annual valuation review of the facility and gaming assets, and as required by U.S. generally accepted accounting principles, we recorded an impairment charge of approximately $2.5 million as of December 31, 2013 for Dreamworld Casino (Pailin), which represented our aggregate capital expenditure for the facilities.

All related historical revenues and expenses from Dreamworld Casino (Pailin) have been reclassified as discontinued operations.

Results of Operations for the Three-Month Periods Ended March 31, 2015 and 2014

The following table summarizes our operating results on a consolidated basis and separately by each of the two operating segments, namely, gaming operations and gaming products for the three-month periods ended March 31, 2015 and 2014. All historical revenues and expenses associated with Dreamworld Casino (Pailin), which closed in June 2014 and was sold in October 2014, have been reclassified as discontinued operations.

	Three-Month Periods Ended March 31,
(amounts in thousands, except per share data)	2015	2014
Total:
Revenues	$8,282	$4,694
Gross profit	$2,305	$807
Gross margin percentage	28%	17%
Adjusted EBITDA from continuing operations (1)	$2,423	$960
Operating income/(loss) from continuing operations	$609	$(850)
Net income/(loss) from continuing operations	$570	$(873)
Net income/(loss)	$570	$(1,030)

Basic and diluted earnings/(loss) per share from continuing operations	$0.04	$(0.12)

Weighted average common shares outstanding
Basic	14,450	7,496
Diluted	14,467	7,496

Gaming operations:
Revenues	$4,010	$3,883
Gross profit	$1,695	$1,484
Gross margin percentage	42%	38%

Gaming products:
Revenues	$4,272	$811
Gross profit/(loss)	$610	$(677)
Gross margin percentage	14%	NM

(1)	We define “Adjusted EBITDA" as earnings from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted EBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Our calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of EBITDA from continuing operations, as adjusted, to the net income/(loss) from continuing operations is provided below.

	Three-Month Periods Ended March 31,
(amounts in thousands)	2015	2014
Net income/(loss) from continuing operations — GAAP basis	$570	$(873)
Interest expense and finance fees	1	1
Interest income	(3)	—
Income tax expenses	20	15
Depreciation and amortization	1,810	1,746
Stock-based compensation expenses	30	71
Gain on disposition of assets	(5)	—
Adjusted EBITDA from continuing operations	$2,423	$960

Total revenues increased approximately $3.6 million to $8.3 million for the three-month period ended March 31, 2015 compared to approximately $4.7 million in the same period of the prior year due to increases in both business divisions. Revenue from gaming operations increased primarily as a result of higher slot operations revenue from NagaWorld. Revenue from the gaming products division increased as a result of higher sales of gaming chips and plaques to existing customers compared to the prior year period.

Gross profit increased approximately $1.5 million to $2.3 million for the three-month period ended March 31, 2015 compared to approximately $807,000 in the same period of the prior year. The increase was primarily a result of higher slot operations revenue from NagaWorld and an increase in sales and gross margin for the gaming products division, as described in greater detail below, compared to the prior year period.

Operating income from continuing operations increased approximately $1.5 million to $609,000 for the three-month period ended March 31, 2015 compared to an operating loss from continuing operations of approximately $850,000 in the same period of the prior year. The increase in operating income from continuing operations was primarily a result of the higher gross profit.

Net income from continuing operations increased approximately $1.4 million to $570,000 for the three-month period ended March 31, 2015 compared to a net loss from continuing operations of approximately $873,000 in the same period of the prior year. The increase in net income from continuing operations was primarily a result of the higher operating income from continuing operations, as explained above. Net income increased approximately $1.6 million to $570,000 for the three-month period ended March 31, 2015 compared to a net loss of approximately $1.0 million in the same period of the prior year. The net loss for the three-month period ended March 31, 2014 included a net loss of approximately $157,000 from discontinued operations.

Gaming Operations

Revenues from gaming operations consisted of slot participation operations.

	Three-Month Periods Ended March 31,
(amounts in thousands, except per unit data)	2015	2014
Net revenue to the Company
Cambodia slot operations	$3,118	$2,931
Philippines slot operations	670	728
Service revenue (1)	222	224
Consolidated total	$4,010	$3,883

Average net win per unit per day
Cambodia slot operations	$128	$117
Philippines slot operations	$68	$71
Consolidated total	$108	$101

	March 31,
	2015	2014
EGM seats in operation
Cambodia slot operations	1,045	1,086
Philippines slot operations	546	566
Consolidated total	1,591	1,652

(1)	Service revenue represents reimbursements of certain expenses, which for accounting purposes, are included in the revenue and grossed up in the cost of gaming operations.

Revenue from gaming operations increased approximately $127,000 to $4.0 million during the three-month period ended March 31, 2015 compared to approximately $3.9 million in the same period of the prior year. The increase was primarily due to higher slot operations revenue from NagaWorld partially offset by lower revenue from Thansur Bokor and the Philippines operations.

Gaming operations revenue for the three-month periods ended March 31, 2015 and 2014 included approximately $222,000 and $224,000, respectively, in service revenue related to the reimbursement of net shared costs from casino operators.

Consolidated average net win per unit per day for the consolidated slot operations increased $7 to $108 for the three-month period ended March 31, 2015 compared to $101 for the prior year period due to increases from the Cambodia operations.

Revenue from the Cambodia slot operations increased approximately $187,000 to $3.1 million for the three-month period ended March 31, 2015 compared to approximately $2.9 million in the prior year period. Average net win per unit per day for Cambodia increased $11 to $128 for the three-month period ended March 31, 2015 compared to $117 for the prior year period. The increases were primarily the result of improvement from NagaWorld partially offset by declines from Thansur Bokor.

NagaWorld revenue was approximately $2.8 million for the three-month period ended March 31, 2015 compared to approximately $2.5 million in the prior year period and average net win per unit per day was $198 compared to $175 in the prior year period. The increases were primarily due to improved player traffic levels.

Revenue from the Philippines slot operations decreased approximately $58,000 to $670,000 for the three-month period ended March 31, 2015 compared to approximately $728,000 in the prior year period. Average net win per unit per day for the Philippines decreased $3 to $68 for the three-month period ended March 31, 2015 compared to $71 in the prior year period. The decreases were primarily due to increased competition in Manila from new casino resorts, one of which opened in early 2013 and another which soft opened in December 2014.

Due to the increasing competition for our venues in the Philippines, we are focused on enhancing returns on assets in this market through targeted marketing programs and strategic management of the machine mix.

Gross profit from gaming operations increased approximately $211,000 to $1.7 million for the three-month period ended March 31, 2015 compared to approximately $1.5 million in the prior year period primarily due to higher revenue from NagaWorld. Cost of gaming operations for the three-month period ended March 31, 2015 included approximately $819,000 in depreciation of gaming property and equipment, $611,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $822,000 of other operating costs. Cost of gaming operations for the three-month period ended March 31, 2014 included approximately $881,000 of depreciation of gaming property and equipment, $610,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $845,000 of other operating costs.

As of March 31, 2015, we had a total of 1,863 EGM seats of which 272 were held in inventory and 1,591 were in operation.  Of the 1,591 EGM seats in operation, 1,045 were in operation in three venues in Cambodia and 546 were in operation in three venues in the Philippines.

	March 31, 2015		December 31, 2014
(amounts in thousands, except per unit data)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1)	1,591	$4,891	1,619	$5,367
EGMs and systems held for future use	272	236	252	257
Total EGMs and systems	1,863	$5,127	1,871	$5,624

(1)	EGMs and systems used in operations as of March 31, 2015 and December 31, 2014 included 32 EGM seats, which were in operation on a participation basis and, therefore, their carrying values were not included.

As part of our ongoing efforts to maximize returns and minimize capital expenditures for the gaming operations, we seek to strategically manage our existing EGM base through the redeployment of gaming assets between venues, when appropriate.

Gaming Products

Gaming products revenue increased approximately $3.5 million to $4.3 million for the three-month period ended March 31, 2015 compared to approximately $811,000 in the prior year period. The increase was mainly a result of higher sales of gaming chips and plaques to existing customers for the three-month period ended March 31, 2015.

Gross profit on gaming products increased approximately $1.3 million to $610,000 for the three-month period ended March 31, 2015 compared to a gross margin loss of approximately $677,000 in the prior year period. The increase in gross profit was primarily due to higher sales volumes, improved production efficiencies as a result of efforts to increase overall automation and the outsourcing of certain production processes for two orders with short lead times as demand exceeded our existing capacity during the period.

Operating Expenses

The schedule of expenses on a consolidated basis consisted of the following:

	Three-Month Periods Ended March 31,
(amounts in thousands)	2015	2014
Selling, general and administrative expenses	$1,582	$1,483
Stock-based compensation expenses	30	71
Gain on disposition of assets	(5)	—
Product development expenses	35	54
Depreciation and amortization	54	49
	$1,696	$1,657

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $99,000 to $1.6 million for the three-month period ended March 31, 2015 compared to approximately $1.5 million in the same period of the prior year. Consulting and legal expenses increased approximately $239,000 primarily due to professional advisors’ fees for potential projects. The increases were partially offset by decreases in salaries and wages, and rent expenses of approximately $55,000 mainly due to the adjustment of an over-provision for employee bonuses for the year ended December 31, 2014 and the relocation of our back office support functions to a nearby smaller rental area. In addition, advertising, office expenses and other expenses decreased approximately $85,000 primarily due to various cost reduction initiatives.

Stock-Based Compensation Expenses

Stock-based compensation expenses decreased approximately $41,000 to $30,000 for the three-month period ended March 31, 2015 compared to approximately $71,000 in the prior year period primarily due to no new option grants issued and a decrease in average stock prices during the three-month period ended March 31, 2015 as compared to the prior year period.

Gain on Disposition of Assets

Gain on disposition of assets was approximately $5,000 for the three-month period ended March 31, 2015, which primarily related to the sale of non-performing EGMs. There were no dispositions of assets for the three-month ended March 31, 2014.

Product Development Expenses

Product development expenses decreased approximately $19,000 to $35,000 for the three-month period ended March 31, 2015 compared to approximately $54,000 in the prior year period mainly as a result of decreased activities in new product development for gaming products.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased approximately $5,000 to $54,000 for the three-month period ended March 31, 2015 compared to approximately $49,000 in the prior year period primarily as a result of new systems and computer related equipment for the corporate office.

Other Income/(Expenses)

Other expenses increased approximately $11,000 to $19,000 for the three-month period ended March 31, 2015 compared to approximately $8,000 in the prior year period. The increase in other expenses was primarily due to an increase in foreign currency losses mainly resulting from a comparatively lower increase in the value of U.S. dollar denominated payables for the Philippines operations compared to the prior year period.

Income Tax Provisions

Effective tax rates for the three-month periods ended March 31, 2015 and 2014 were approximately 3.4% and (1.7)%, respectively. We continue to review the treatment of tax losses and future income generated by our foreign subsidiaries to minimize taxation costs.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2015, we had total cash and cash equivalents of approximately $20.8 million and working capital of approximately $23.3 million. Our cash and working capital during the three-month period ended March 31, 2015 was positively impacted by cash flow from operating activities of approximately $4.3 million but was negatively impacted by the purchases of equipment for the gaming products division and of EGMs and related systems for the gaming operations division.

As part of our growth strategy for gaming operations, we expect to purchase EGMs to supplement existing inventory and source future targeted deployment plans. As part of our growth strategy for the gaming products division, we intend to incur costs related to increasing capacity and enhancing production efficiencies for these operations. We also continue to pursue new gaming projects including slot participation and gaming development. In addition, we are exploring avenues to expand our operations into new gaming platforms and markets. However, there is no guarantee we will be successful in these efforts.

We presently expect that our capital expenditures for the remainder of 2015 will be approximately $2.0 million, excluding the costs and expenses of any new projects. This primarily includes EGMs and systems purchases, upgrades and general maintenance for the gaming operations.

We anticipate our available working capital, along with cash expected to be generated from operating activities, will allow us to meet our capital expenditure needs through 2015, excluding the costs and expenses of any new projects.

However, as noted above, we continue to pursue new projects. While there is no guarantee we will be successful in securing new projects, if we were to secure new projects our capital expenditures through 2015 would increase beyond the $2.0 million currently contemplated. We completed the above-mentioned rights offering for purposes of raising additional capital sufficient to finance one or more gaming projects. However, at this time, we are unable to predict the amount of additional capital expenditures that could be required in 2015 for such potential projects. Where possible, we intend to fund our gaming projects from our cash flow from operating activities and cash on hand. Further, we will seek to structure the development of these projects in phases to better control and pace the related capital expenditures. Nonetheless, we may endeavor to obtain additional required capital from various financing sources including commercial debt financing and the sale of our debt or equity securities should the need arise. However, there are no commitments or arrangements in place as of the date of this report for receipt of additional capital and there are no assurances we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flows Summary

	Three-Month Periods Ended March 31,
(amount in thousands)	2015	2014
Cash provided by/(used in):
Operations	$4,346	$(117)
Investing	(826)	(847)
Financing	—	—
Effect of exchange rate change in cash	(1)	(35)
	$3,519	$(999)

Operations

Cash provided by operating activities was approximately $4.3 million for the three-month period ended March 31, 2015 compared to cash used in operating activities of approximately $117,000 in the prior year period. For the three-month period ended March 31, 2015, cash provided by operating activities primarily resulted from operating income from both the gaming operations and gaming products divisions and a decrease in the use of funds for working capital. For the three-month period ended March 31, 2014, cash used by operating activities primarily resulted from an operating loss incurred for the gaming products division and an increase in the use of working capital in preparation for upcoming gaming products orders.

Investing

Cash used in investing activities was approximately $826,000 for the three-month period ended March 31, 2015 compared to approximately $847,000 in the same period of the prior year. The net decrease in cash used in investing activities was mainly a result of the receipt of a settlement balance related to the disposal of the Dreamworld Leisure (Pailin) Limited subsidiary largely offset by higher capital expenditures related to the purchase of equipment for the gaming products division and EGMs for the gaming operations division.

Financing

Cash used in financing activities was $NIL for the three-month periods ended March 31, 2015 and 2014.

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

Allowance for Doubtful Accounts Receivable

As of March 31, 2015, we had net accounts receivable of approximately $666,000, representing 1% of total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowances for aged account balances. Revenue is recognized on an accrual basis for customers with doubtful accounts receivable. Our allowance for doubtful accounts receivable was $NIL as of March 31, 2015 and December 31, 2014.

Inventory

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. Our inventory provision was approximately $14,000 and $177,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

Gaming Equipment and Property and Equipment

As of March 31, 2015, we had gaming equipment and property and equipment of approximately $14.4 million, representing 31% of our total assets. We depreciate gaming equipment and property and equipment on the straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategies and legal considerations such as contractual life. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require changes in the estimated useful lives of such assets.

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

Goodwill and Intangible Assets, including Casino Contracts

As of March 31, 2015, we had intangible assets, including goodwill and casino contracts of approximately $3.2 million, representing 7% of our total assets. Goodwill is not subject to amortization and is tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment provision will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized.

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

As of March 31, 2015, we had casino contracts and a gaming operation agreement aggregating approximately $2.7 million, representing 82% of total intangible assets.

Stock-Based Compensation

We apply ASC 718, Compensation-Stock Compensation, to account for stock-based compensation. Under the fair value recognition provisions of ASC 718, we recognize stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation costs of a change in the estimated forfeitures is recognized in the period of the change.  For non-employee awards, we remeasure compensation costs each period until the service condition is complete and recognize compensation costs on the straight-line basis over the requisite service period.  Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimate. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, we evaluate if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered.

Stock-based compensation expenses totaled approximately $30,000 and $71,000 for the three-month periods ended March 31, 2015 and 2014, respectively, in the accompanying consolidated statements of comprehensive income.

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

Item 4.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2015.

(b)   Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6.      Exhibits

Exhibit No.	Description	Method of Filing
3.1	Certificate of Change filed with the Secretary of State of Nevada on February 25, 2015.	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 26, 2015

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	May 15, 2015	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	May 15, 2015	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Chief Accounting Officer

