Form 10-Q
period 2015-06-30
Entertainment Gaming Asia Inc.
filed 2015-08-14
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 1, 2015, 14,464,220 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,638	$17,301
Accounts receivable, net	493	830
Amounts due from related parties	1,686	2,112
Other receivables	128	316
Inventories	3,731	2,617
Prepaid expenses and other current assets	592	1,447
Total current assets	31,268	24,623

Gaming equipment, net	4,872	5,624
Casino contracts	1,755	2,982
Property and equipment, net	8,782	8,895
Goodwill	346	351
Intangible assets, net	441	595
Contract amendment fees	72	126
Deferred tax asset	140	142
Prepaids, deposits and other assets	1,061	1,316
Total assets	$48,737	$44,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,282	$645
Amounts due to related parties	108	47
Accrued expenses	1,378	2,009
Income tax payable	8	—
Customer deposits and other current liabilities	2,229	306
Total current liabilities	5,005	3,007

Other liabilities	863	845
Deferred tax liability	107	107
Total liabilities	5,975	3,959
Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 18,750,000 shares authorized; 14,464,220 and 14,471,095 shares issued and outstanding	14	14
Additional paid-in-capital	47,730	47,680
Accumulated other comprehensive income	738	753
Accumulated losses since January 1, 2011 ($386.1 million accumulated deficit eliminated)	(5,721)	(7,753)
Total EGT stockholders’ equity	42,761	40,694
Non-controlling interest	1	1
Total stockholders’ equity	42,762	40,695
Total liabilities and stockholders’ equity	$48,737	$44,654

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income/Loss

(amounts in thousands, except per share data)

(Unaudited)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2015	2014	2015	2014
Revenues:
Gaming operations	$4,914	$4,420	$8,924	$8,303
Gaming products	2,723	524	6,995	1,335
Total revenues	7,637	4,944	15,919	9,638

Operating costs and expenses:
Cost of gaming operations
Gaming property and equipment depreciation	782	908	1,601	1,789
Casino contract amortization	611	612	1,222	1,222
Other gaming related intangibles amortization	63	63	126	126
Other operating costs	969	895	1,791	1,740
Cost of gaming products	2,328	925	5,990	2,413
Selling, general and administrative expenses	1,323	1,167	2,935	2,720
Gain on disposition of assets	(17)	(8)	(22)	(8)
Impairment of assets	—	19	—	19
Product development expenses	34	101	69	156
Depreciation and amortization	52	50	106	99
Total operating costs and expenses	6,145	4,732	13,818	10,276

Income/(loss) from operations	1,492	212	2,101	(638)

Other (expenses)/income:
Interest expense and finance fees	(2)	—	(3)	(2)
Interest income	3	—	6	—
Foreign currency (losses)/gains	(25)	16	(54)	1
Other	10	4	19	12
Total other (expenses)/income	(14)	20	(32)	11

Income/(loss) from continuing operations before income tax	1,478	232	2,069	(627)

Income tax expenses	(17)	(15)	(37)	(30)

Net income/(loss) from continuing operations	1,461	217	2,032	(657)
Net loss from discontinued operations, net of tax	—	(239)	—	(395)
Net income/(loss) attributable to EGT stockholders	$1,461	$(22)	$2,032	$(1,052)

Other comprehensive (loss)/income:
Foreign currency translation	(16)	99	(15)	58
Total other comprehensive (loss)/income, net of tax	(16)	99	(15)	58

Comprehensive income/(loss) attributable to EGT stockholders	$1,445	$77	$2,017	$(994)

Per share data (basic and diluted):
Earnings/(loss)	$0.10	$—	$0.14	$(0.14)
Earnings/(loss) from continuing operations	$0.10	$0.03	$0.14	$(0.09)
Loss from discontinued operations, net of tax	$—	$(0.03)	$—	$(0.05)

Weighted average common shares outstanding:
Basic	14,458	7,503	14,454	7,500
Diluted	14,477	7,537	14,474	7,500

 The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six-Month Periods Ended June 30,
	2015	2014
Cash flows provided by operating activities:
Net income/(loss)	$2,032	$(1,052)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation of gaming equipment and property and equipment	2,232	2,277
Amortization of casino contracts	1,222	1,222
Amortization of intangible assets	151	151
Amortization of contract amendment fees	54	54
Impairment of property and equipment	—	19
Stock-based compensation expenses	50	141
Gain on disposition of assets	(22)	(3)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	316	360
Inventories	(1,113)	(1,393)
Prepaid expenses and other current assets	856	(270)
Prepaids, deposits and other assets	250	(46)
Accounts payable	699	(349)
Amounts due from/to related parties	489	109
Accrued expenses and other liabilities	(611)	(1,021)
Income tax payable	8	—
Customer deposits and other current liabilities	1,922	1,502
Net cash provided by operating activities	8,535	1,701

Cash flows used in investing activities:
Construction/purchase of property and equipment	(912)	(2,027)
Purchases of gaming machines and systems	(542)	(359)
Proceeds from sale of gaming equipment and property and equipment	42	—
Proceeds from sale of subsidiary related to discontinued operations	200	32
Net cash used in investing activities	(1,212)	(2,354)

Cash flows used in financing activities:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash	14	16
Increase/(decrease) in cash and cash equivalents	7,337	(637)
Cash and cash equivalents at beginning of period	17,301	5,301
Cash and cash equivalents at end of period	$24,638	$4,664

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.   Description of Business and Significant Accounting Policies

The business activities of the Company entail the owning and leasing of electronic gaming machines (EGMs) placed in premier hotels and other venues in Cambodia and the Philippines, the development and operation of gaming establishments under the Dreamworld brand in selected emerging gaming markets in Asia and the design, manufacture and distribution of gaming chips and plaques under the Dolphin brand to major casinos primarily in Southeast Asia and Australia.

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

Non-current assets held for discontinued operations are carried at the lower of carrying amount or fair value less costs to sell. Any gain or loss from disposal of a business, together with the results of these operations until the date of disposal, is reported separately as discontinued operations. The financial information of discontinued operations is excluded from the respective captions in the Company’s consolidated statements of comprehensive income/loss and related notes for all periods presented.

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of June 30, 2015, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $24.4 million.

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

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads. Inventories included a lower of cost or market (LCM) write-down of $NIL and approximately $14,000 as of June 30, 2015 and 2014, respectively.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There were no impairment charges for long-lived assets for the three-month and six-month periods ended June 30, 2015. Impairment charges of approximately $19,000 were recognized for long-lived assets for the three-month and six-month periods ended June 30, 2014.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid lease, prepaid value-added taxes in foreign countries, prepayments to suppliers, rental and utilities and other deposits.

Gaming Equipment

Gaming equipment consists primarily of EGMs and systems. Gaming equipment is stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $620,000 and $758,000 and $1.3 million and $1.5 million was included in cost of gaming operations in the consolidated statements of comprehensive income/loss for the three-month and six-month periods ended June 30, 2015 and 2014, respectively.

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

Depreciation of property and equipment of approximately $162,000 and $150,000 and $321,000 and $297,000 was included in the cost of gaming operations in the consolidated statements of comprehensive income/loss for the three-month and six-month periods ended June 30, 2015 and 2014, respectively.

Depreciation of property and equipment of approximately $281,000 and $185,000 and $537,000 and $321,000 was included in cost of gaming products in the consolidated statements of comprehensive income/loss for the three-month and six-month periods ended June 30, 2015 and 2014, respectively.

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

Amortization expenses related to casino contracts were approximately $611,000 and $612,000 and $1.2 million and $1.2 million for the three-month and six-month periods ended June 30, 2015 and 2014, respectively. Amortization expenses related to other gaming related intangibles were approximately $63,000 and $126,000 for the three-month and six-month periods ended June 30, 2015 and 2014, respectively. The amounts were accounted for as cost of gaming operations in the consolidated statements of comprehensive income/loss. Amortization expenses related to technical know-how were approximately $7,000 and $13,000 for the three-month and six-month periods ended June 30, 2015 and 2014, respectively. The amounts were accounted for as cost of gaming products in the consolidated statements of comprehensive income/loss. Amortization expenses related to patents and trademarks were approximately $6,000 and $12,000 for the three-month and six-month periods ended June 30, 2015 and 2014, respectively. The amounts were accounted for as selling, general and administrative expenses in the consolidated statements of comprehensive income/loss.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the three-month and six-month periods ended June 30, 2015 and 2014, respectively.

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

Revenues are recognized as earned unless collection is not reasonably assured, in which case revenues are recognized when the payments for net winnings are received. All slot participation operations revenues were recognized as earned during the three-month and six-month periods ended June 30, 2015 and 2014, respectively.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fee balances related to contract amendments of approximately $72,000 and $126,000 as of June 30, 2015 and December 31, 2014, respectively.

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

Promotional allowances represent goods and services, which would be accounted for as revenue if sold, that a casino gives to customers as an inducement to gamble at that establishment. Such goods and services include food and beverages. The Company includes the retail value of promotional allowances in gross revenues and deducts it from gross revenues to reach net revenues on the face of the consolidated statements of comprehensive income/loss.

In 2014, the Company also earned recurring gaming revenue through leasing table game equipment and providing casino management services to gaming operators within a former casino property. Revenues from gaming table leasing arrangements were recognized as earned over the contractual terms of the arrangement between the Company and the gaming promoters and are included in discontinued operations.

Gaming Products Sales

The Company recognizes revenue from the sale of its gaming products and accessories to end users upon shipment against customer contracts or purchase orders.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 12 for additional information relating to stock-based compensation assumptions. Stock-based compensation expenses totaled approximately $20,000 and $69,000 and $50,000 and $141,000 for the three-month and six-month periods ended June 30, 2015 and 2014, respectively.

Product Development

Product development expenses are expensed as incurred. Employee-related costs associated with product development are included in product development expenses. Product development expenses were approximately $34,000 and $101,000 and $69,000 and $156,000 for the three-month and six-month periods ended June 30, 2015 and 2014, respectively.

Leases

Leases are classified at the inception date as either a capital lease or an operating lease. A lease is a capital lease if any of the following conditions exists:

·	Ownership is transferred to the lessee by the end of the lease term;

·	There is a bargain purchase option;

·	The lease term is at least 75% of the property’s estimated remaining economic life; or

·	The present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased property to the lessor at the inception date.

A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred. The Company had no capital leases as of June 30, 2015 and December 31, 2014.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of comprehensive income/loss.

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

Earnings/(Loss) per Share

Basic earnings/(loss) per share are computed by dividing the reported net earnings/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options and restricted shares during the period. The computation of diluted earnings per share excludes the impact of stock options and restricted shares that are anti-dilutive due to the stock options’ exercise price exceeds the Company’s stock price as of June 30, 2015. There were no differences in diluted loss per share from basic loss per share for six-month period ended June 30, 2014 as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

Foreign Currency Translations and Transactions

The functional currency of the Company’s international subsidiaries, except for its operations in Cambodia whose functional currency is also U.S. dollars, is generally the local currency. For these subsidiaries, the Company translates the assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income within stockholders’ equity. Gains and losses resulting from transactions in non-functional currencies are recorded in the consolidated statements of comprehensive income/loss.

Below is a summary of closing exchange rates as of June 30, 2015 and December 31, 2014 and average exchange rates for the three-month and six-month periods ended June 30, 2015 and 2014.

(US$1 to foreign currency)	June 30, 2015	December 31, 2014
Australian dollar	1.31	1.23
Hong Kong dollar	7.75	7.76
Philippine peso	45.15	44.84
Thai baht	33.82	32.97

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(US$1 to foreign currency)	2015	2014	2015	2014
Australian dollar	1.27	1.07	1.28	1.09
Hong Kong dollar	7.76	7.75	7.75	7.76
Philippine peso	44.44	44.18	44.55	44.56
Thai baht	32.65	32.51	32.95	32.61

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

·	Level 1 — Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

·	Level 2 — Input, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

·	Level 3 — Unobservable input, where there is little or no market activity for the asset or liability. This input reflects the reporting entity’s own assumptions of the data that participants would use in pricing the asset or liability, based on the best information available under the circumstances.

As of June 30, 2015, the fair values of financial assets and liabilities approximate carrying values due to the short maturity of these items.

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

The accounting guidance related to employers’ accounting for defined benefit pension plan requires recognition in the balance sheet of the present value of the defined benefit obligation at the reporting date, together with adjustments for unrecognized actuarial gains or losses and past service costs or credits in other comprehensive income/loss.

There were no adjustments for unrecognized actuarial gains or losses and past service costs or credits to equity through other comprehensive income/loss for the three-month and six-month periods ended June 30, 2015 and 2014.

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

The Company records all asset retirement obligations for which we have legal obligations to remove all installation works and reinstate the manufacturing facilities to its original state at estimated fair value. For the three-month and six-month periods ended June 30, 2015 and 2014, the Company recognized approximately $5,000 and $Nil and $9,000 and $Nil, respectively, as asset retirement obligation operating costs related to accretion of the liabilities and depreciation of the assets.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”. The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We do not expect the impact of the adoption of ASU 2015-02 to be material to our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, which gives an entity whose year-end does not coincide with a month end the ability to measure defined benefit plan assets and obligations using the month end closest to the entities year end. ASU 2015-04 will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We do not expect the impact of the adoption of ASU 2015-04 to be material to our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory", which requires inventory to be recorded at the lower of cost and net realizable value. The provisions of this update will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016, and are not expected to have a material effect on our consolidated financial statements.

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

The following table presents the financial information for each of the Company’s operating segments.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Gaming operations	$4,914	$4,420	$8,924	$8,303
Gaming products	2,723	524	6,995	1,335
Total revenues	$7,637	$4,944	$15,919	$9,638

Operating income/(loss):
Gaming operations operating income	$2,508	$1,931	$4,208	$3,415
Gaming products operating income/(loss)	359	(502)	934	(1,234)
Corporate and other operating costs and expenses	(1,375)	(1,217)	(3,041)	(2,819)
Total operating income/(loss)	$1,492	$212	$2,101	$(638)

Depreciation and amortization:
Gaming operations	$1,465	$1,597	$2,969	$3,165
Gaming products	307	219	588	386
Corporate	24	8	48	19
Total depreciation and amortization	$1,796	$1,824	$3,605	$3,570

Geographic segment revenues for the three-month and six-month periods ended June 30, 2015 and 2014 consisted of the following:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cambodia	$4,247	$3,752	$7,571	$6,895
Macau	6	137	567	497
Philippines	2,564	930	6,208	1,864
Australia	314	125	1,067	316
Other	506	—	506	66
Total	$7,637	$4,944	$15,919	$9,638

For the three-month and six-month periods ended June 30, 2015 and 2014, in the gaming operations segment, the largest customer represented 76% and 70% and 75% and 69%, respectively, of total gaming operations revenue. For the three-month and six-month periods ended June 30, 2015 and 2014, in the gaming products segment, the largest customer represented 53% and 27% and 62% and 24%, respectively, of total gaming products sales. The gaming products division normally experiences fluctuations in quarterly revenue due to uneven sales order flow for its gaming chips and plaques.

Note 3.	Inventories

Inventories consisted of the following:

(amounts in thousands)	June 30, 2015	December 31, 2014
	(Unaudited)
Raw materials	$1,781	$1,866
Work-in-process (1)	1,816	600
Finished goods	—	—
Spare parts	134	151
Total	$3,731	$2,617

(1)	Work-in-process increased from December 31, 2014 to June 30, 2015 in preparation for gaming chip and plaque orders expected to be delivered in the second half of 2015.

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(amounts in thousands)	June 30, 2015	December 31, 2014
	(Unaudited)
Prepayments to suppliers (1)	$580	$1,434
Prepaid leases	12	13
Total	$592	$1,447

(1)	Prepayments to suppliers decreased from December 31, 2014 to June 30, 2015 due to lower new purchases which require deposit payments in the six-month period ended June 30, 2015.

Note 5.	Receivables

Accounts and other receivables consisted of the following:

(amounts in thousands)	June 30, 2015	December 31, 2014
	(Unaudited)
Trade receivables (1)	$493	$830
Other receivables	128	316
	621	1,146
Less: allowance for doubtful accounts	—	—
Net	$621	$1,146

(1)	Trade receivables decreased from December 31, 2014 to June 30, 2015 due to higher collection of receivables in the six-month period ended June 30, 2015.

Note 6.	Gaming Equipment

Gaming equipment is stated at cost. The major categories of gaming equipment and accumulated depreciation consisted of the following:

	Useful Life
(amounts in thousands)	(years)	June 30, 2015	December 31, 2014
		(Unaudited)
EGMs	3-5	$18,154	$17,844
Systems	5	1,599	1,503
		19,753	19,347
Less: accumulated depreciation		(14,881)	(13,723)
Net		$4,872	$5,624

Depreciation expense of gaming equipment of approximately $620,000 and $758,000 and $1.3 million and $1.5 million was included in cost of gaming operations in the consolidated statements of comprehensive income/loss for the three-month and six-month periods ended June 30, 2015 and 2014, respectively.

Note 7.	Property and Equipment

Property and equipment are stated at cost. The major categories of property and equipment and accumulated depreciation consisted of the following:

	Useful Life
(amounts in thousands)	(years)	June 30, 2015	December 31, 2014
		(Unaudited)
Equipment, vehicles, furniture and fixtures	3-10	$7,225	$6,697
Land and building	0-5	2,928	2,928
Leasehold improvements	1-6	1,606	1,421
Construction in progress	N/A	645	634
		12,404	11,680
Less: accumulated depreciation		(3,622)	(2,785)
Net		$8,782	$8,895

Depreciation expense of property and equipment of approximately $162,000 and $150,000 and $321,000 and $297,000 was included in cost of gaming operations in the consolidated statements of comprehensive income/loss for the three-month and six-month periods ended June 30, 2015 and 2014, respectively.

Depreciation expense of property and equipment of approximately $281,000 and $185,000 and $537,000 and $321,000 was included in cost of gaming products in the consolidated statement of comprehensive income/loss for the three-month and six-month periods ended June 30, 2015 and 2014, respectively.

Note 8.	Goodwill and Intangible Assets, including Casino Contracts

Goodwill and intangible assets, if any, are stated at cost. The major categories of goodwill and intangible assets and accumulated amortization consisted of the following:

	Useful Life
(amounts in thousands)	(years)	June 30, 2015	December 31, 2014
		(Unaudited)
Gaming operation agreement	4-5	$1,172	$1,175
Less: accumulated amortization		(944)	(818)
		228	357

Goodwill	N/A	346	351

Patents	5-6	114	114
Less: accumulated amortization		(93)	(83)
		21	31

Trademarks	5-9	26	26
Less: accumulated amortization		(14)	(12)
		12	14

Technical know-how	10	261	261
Less: accumulated amortization		(81)	(68)
		180	193

Casino contracts	5-6	12,726	12,754
Less: accumulated amortization		(10,971)	(9,772)
		1,755	2,982
Net		$2,542	$3,928

Amortization expenses for finite-lived intangible assets were approximately $687,000 and $688,000 and $1.4 million and $1.4 million for the three-month and six-month periods ended June 30, 2015 and 2014, respectively.

Goodwill movements during the periods consisted of the following:

(amounts in thousands)	2015	2014
	(Unaudited)
Balance as of January 1	$351	$353
Foreign currency translation adjustment	(5)	(2)
Balance as of June 30/December 31	$346	$351

Note 9.	Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

(amounts in thousands)	June 30, 2015	December 31, 2014
	(Unaudited)
Prepaid taxes	$371	$323
Prepaid lease (1)	206	211
Prepayments to suppliers	157	454
Rentals, utilities and other deposits	327	328
Total	$1,061	$1,316

(1)	The prepaid lease consisted of land lease prepayments for a gaming development project located in Cambodia.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

(amounts in thousands)	June 30, 2015	December 31, 2014
	(Unaudited)
Payroll and related costs (1)	$280	$723
Professional fees	256	350
Withholding tax	550	583
Other tax expenses	44	44
Other	248	309
Total	$1,378	$2,009

(1)	Payroll and related costs decreased from December 31, 2014 to June 30, 2015 primarily due to the settlement of an accrued bonus in the three-month period ended June 30, 2015.

Note 11.	Other Liabilities

Other liabilities consisted of the following:

(amounts in thousands)	June 30, 2015	December 31, 2014
	(Unaudited)
Other tax liabilities	$723	$694
Other	140	151
Total	$863	$845

Note 12.	Stock-Based Compensation

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

The 2008 Plan allows for incentive awards to eligible recipients consisting of:

·	Options to purchase shares of common stock that qualify as incentive stock options within the meaning of the Internal Revenue Code;
·	Non-statutory stock options that do not qualify as incentive options;
·	Restricted stock awards; and
·	Performance stock awards which are subject to future achievement of performance criteria or free of any performance or vesting.

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

During the six-month period ended June 30, 2015, there were no grants of stock options or restricted stock awards and there were no exercises of outstanding stock options.

Prior to January 1, 2009, the Company had two stock options plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan, through which 937,500 shares and 18,750 shares were authorized, respectively. Both of these previous plans expired on December 31, 2008. However, options granted under these previous plans that were outstanding as of the date of termination remain outstanding and subject to termination according to their terms.

As of June 30, 2015, stock options for the purchase of 229,377 shares and 4,376 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of June 30, 2015, stock options for the purchase of 536,848 shares of common stock were outstanding under the 2008 Plan.

As of June 30, 2015, stock options for the purchase of 733,518 shares of common stock were exercisable with a weighted average exercise price of $8.11, a weighted average fair value of $3.34 and an aggregate intrinsic value of approximately $60,000. The total fair value of shares vested during the six-month period ended June 30, 2015 was approximately $20,000. As of June 30, 2015, an aggregate of 37,083 options granted under all plans were subject to vesting with a total compensation cost of approximately $36,000. The amount is expected to be recognized over 0.87 years.

A summary of all current and expired plans as of June 30, 2015 and changes during the period then ended are presented in the following table:

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	785,032	$8.02	5.42	$46
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(14,431)	5.98	—	—
Outstanding as of June 30, 2015	770,601	8.06	4.86	60
Exercisable as of June 30, 2015	733,518	$8.11	4.71	$60

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2014	7,500	$4.84	1.41
Granted	—	—	—
Vested	(3,750)	4.84	—
Unvested balance as of June 30, 2015	3,750	$4.84	0.92

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the six-month periods ended June 30, 2015 and 2014.

	Six-Month Periods Ended June 30,
	2015		2014
Range of values:	Low	High	Low	High
Expected volatility	72.84%	80.91%	73.03%	74.03%
Expected dividends	—	—	—	—
Expected term (in years)	4.78	8.11	3.73	9.11
Risk free rate	1.13%	2.02%	1.16%	2.52%

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

Note 13.	Related Party Transactions

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Related party transactions provided to:
Melco Crown (Macau) Limited
Sales of gaming products	$—	$—	$349	$135

MCE Leisure (Philippines) Corporation
Sales of gaming products	$1,439	$98	$4,331	$98

Melco Crown Entertainment Limited
Sales of gaming products	$—	$—	$212	$—

Oriental Regent Limited
Sales of gaming products	$500	$—	$500	$—

Related party transactions provided by:
Melco Services Limited
Technical services	$—	$—	$1	$1
Other	1	—	5	1

Aberdeen Restaurant Enterprises Limited
Other	$1	$—	$1	$—

Golden Future (Management Services) Limited
Management services	$86	$90	$147	$148

Melco Services Limited is a wholly-owned subsidiary of Melco International Development Limited, which owns 64.8% of Entertainment Gaming Asia Inc.

Melco International Development Limited owns 34.3% of Melco Crown Entertainment Limited, which owns 90% of Melco Crown (Macau) Limited and 68.3% of MCE Leisure (Philippines) Corporation.

Golden Future (Management Services) Limited is a wholly-owned subsidiary of Melco Crown (Macau) Limited.

Melco International Development Limited indirectly owns 86.7% of Aberdeen Restaurant Enterprises Limited and 5% of Oriental Regent Limited.

Amounts due from/to related parties consisted of the following:

(amounts in thousands)	June 30, 2015	December 31, 2014
	(Unaudited)
Amounts due from related parties	$1,686	$2,112

Amounts due to related parties	$108	$47

Note 14.	Income Taxes

The Company recorded income tax expenses of approximately $17,000 and $15,000 and $37,000 and $30,000 for the three-month and six-month periods ended June 30, 2015 and 2014, respectively. The Company’s effective income tax rates were 1.2% and 6.4% and 1.8% and (4.7)% for the three-month and six-month periods ended June 30, 2015 and 2014, respectively. The change in effective tax rate was mainly due to an increase in the consolidated pre-tax income. The EGT Cambodia entity and the Company’s subsidiary, which held its discontinued casino operations in Pailin that were sold in October 2014, are income tax exempt. The Cambodia operations only pay a fixed monthly tax, which is recorded under selling, general and administrative expenses, rather than a tax on income.

The fixed obligation tax arrangement is subject to annual renewal and negotiation. The Company has renewed the fixed obligation tax arrangement for EGT Cambodia for 2015.

The Company is subject to income tax examinations by tax authorities in jurisdictions in which it operates. The Company’s 2010 to 2014 United Status income tax returns remain open to examination by the Internal Revenue Service. The Company’s 2009 to 2013 Australian income tax returns remain open to examination by the Australian Taxation Office. The Company’s 2011 to 2014 Cambodian income tax returns remain open to examination by the General Department of Taxation. The Company’s 2013 to 2014 Philippines income tax returns remain open to examination by the Philippines Bureau of Internal Revenue. The Company’s 2007 to 2014 Hong Kong income tax returns remain open to examination by the Hong Kong Inland Revenue Department.

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

The sale included all assets of DWP with the exception of its EGMs, certain surveillance equipment and other assets excluded in the agreement and prohibited any use of the Dreamworld brand name by the buyer. Total consideration to be paid to the Company by the buyer was to be $500,000, of which $100,000 was paid at the time of entering the agreement and the balance to be paid in sixteen $25,000 monthly installments commencing within one month of the signed agreement. The parties closed the sale transaction in October 2014. Subsequently, the related parties agreed to amend the agreement to reduce the total consideration to be paid to $363,000, which has since been paid in full. The Company recognized a gain of approximately $90,000 on disposal of the entity in the year ended December 31, 2014 having previously provided for impairment as set out below.

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

The following table details selected financial information for the discontinued operations in the consolidated statements of comprehensive income/loss.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loss from operations	$—	$(237)	$—	$(402)
Foreign currency exchange (loss)/gain	—	(2)	—	7
Loss from discontinued operations, net of tax	$—	$(239)	$—	$(395)

Note 16.	Commitments and Contingencies

Legal Matters

There are no pending legal proceedings, other than routine litigation matters incidental to our business, to which we or our properties are subject.

Note 17.	Earnings/(Loss) Per Share

The Company effected a 1-for-4 reverse stock split of its common shares as of February 26, 2015. All historical share amounts, share price information and earnings/(loss) per share information presented have been proportionally adjusted to reflect the impact of this reverse stock split.

Computation of the basic and diluted earnings/(loss) per share from continuing operations consisted of the following:

	Three-Month Periods Ended June 30,
	2015			2014
	(Unaudited)			(Unaudited)
(amounts in thousands, except per share data)	Income	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net income attributable to equity shareholders	$1,461	14,458	$0.10	$217	7,503	$0.03
Effect of dilutive securities
Dilutive stock options/restricted shares		19			34
Diluted
Net income attributable to equity shareholders plus assumed conversion	$1,461	14,477	$0.10	$217	7,537	$0.03

	Six-Month Periods Ended June 30,
	2015			2014
	(Unaudited)			(Unaudited)
(amounts in thousands, except per share data)	Income	Number of Shares	Per Share Amount	Loss	Number of Shares	Per Share Amount
Basic
Net income/(loss) attributable to equity shareholders	$2,032	14,454	$0.14	$(657)	7,500	$(0.09)
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		20			—
Diluted
Net income/(loss) attributable to equity shareholders plus assumed conversion	$2,032	14,474	$0.14	$(657)	7,500	$(0.09)

(1)	There was no difference in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses for the six-month periods ended June 30, 2014.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Anti-dilutive outstanding stock options excluded from computation of earnings per share	751,538	773,351	750,618	773,351

Note 18.	Retirement Plan

The components of accrued retirement benefits consisted of the following:

(amounts in thousands)	2015	2014
	(Unaudited)
Balance as of January 1	$29	$21
Service cost	—	7
Interest cost	—	1
Actuarial gain and others	—	—
Balance as of June 30/December 31	$29	$29

Note 19.	Asset Retirement Obligations

Reconciliations of the carrying amounts of the Company’s asset retirement obligations are as follows:

(amounts in thousands)	2015	2014
	(Unaudited)
Balance as of January 1	$92	$—
Additions	—	92
Accretion expense	—	—
Balance as of June 30/December 31	$92	$92

Note 20.	Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances as of January 1, 2014	$99	$643	$742
Current period other comprehensive (loss)/income	(12)	23	11
Balances as of December 31, 2014	87	666	753
Current period other comprehensive loss	—	(15)	(15)
Balances as of June 30, 2015 (Unaudited)	$87	$651	$738

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

On February 26, 2015, we effected a 1-for-4 reverse stock split of our common stock and corresponding decrease in the number of authorized shares of common stock. All historical share amounts and share price information presented in this report including the financial statements and notes have been proportionally adjusted to reflect the impact of this reverse stock split, including but not limited to basic and diluted weighted-average shares issued and outstanding. Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period’s presentation.

Overview

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the three-month and six-month periods ended June 30, 2015 and 2014 included elsewhere in this report.

General

We are a gaming company focused on capitalizing on the growth opportunities in emerging gaming markets of Asia. We generate revenue in two principal ways: gaming operations and gaming products sales. Our gaming operations comprise slot participation operations in Cambodia and the Philippines, which when permitted, operate under our Dreamworld brand. Our gaming products comprise the manufacture and sale of gaming chips and plaques under our Dolphin brand and the distribution of gaming products in selected markets for third-party suppliers.

Our consolidated revenue for the three-month and six-month periods ended June 30, 2015 was approximately $7.6 million and $15.9 million, of which revenue from the gaming operations and gaming products segments comprised 64% and 36% and 56% and 44%, respectively, of consolidated revenue. This compares to consolidated revenue of approximately $4.9 million and $9.6 million for the three-month and six-month periods ended June 30, 2014, of which revenue from the gaming operations and gaming products segments comprised 89% and 11% and 86% and 14%, respectively, of consolidated revenue.

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

We have developed our business model with the goal of creating growth potential and the ability to generate quality recurring cash flow. We believe that this model combined with our established presence and strong relationships in our markets provide us the potential to capitalize on the growth opportunities in our target markets in Asia. We seek to improve revenue by making our gaming properties quality leaders in their markets by providing our customers with their favorite games, superior customer service and attractive and comfortable surroundings. We seek to increase and expand our diversified revenue streams through our gaming products division and potentially other gaming platforms. We seek to improve margins by focusing on operational efficiency and cost controls. Our long-term strategy includes responsible investment in improving and maintaining our existing operations and in selectively securing new projects that will serve to enhance future earnings growth. We intend to implement these strategies in ways that we believe will benefit our shareholders.

Gaming Operations

As of June 30, 2015, our gaming operations, which comprised our slot participation business, were located in two countries, Cambodia and the Philippines, and totaled 1,558 EGM seats in operation in six venues. In Cambodia, we had a total of 1,018 EGM seats in operation in three venues. In the Philippines, we had a total of 540 EGM seats in operation in three venues.

In Cambodia, our gaming operations largely focus on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a premier luxury destination gaming resort and the only licensed full service casino in and around the capital city of Phnom Penh. As of June 30, 2015, we had approximately 670 EGM seats placed at NagaWorld. We and NagaWorld split the net win from all the 670 EGMs and certain operating costs related to marketing and floor staff on a respective basis of 25%/75%. Net win represents the monies wagered less payouts to customers. The net win from the 670 EGMs are settled and our share is distributed daily to us. Our operations in NagaWorld are a primary contributor to our gaming operations revenue and cash flow. We conduct our operations at NagaWorld pursuant to an agreement with NagaCorp Ltd., which expires February 29, 2016.

Our gaming operations in Cambodia also include Thansur Bokor Highland Resort and Dreamworld Club (Poipet). Thansur Bokor is a casino resort developed by leading Cambodian hotelier, Sokha Hotels and Resorts, in a tourist area of the Kampot Province. As of June 30, 2015, we had approximately 140 EGM seats placed in this venue. We and Sokha split the net win and certain operating expenses for the placed EGMs on a respective basis of 27%/73%.

Dreamworld Club (Poipet) is a slot hall located in the established gaming market of Poipet in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand border. As of June 30, 2015, we had approximately 270 EGM seats placed in this venue. Dreamworld Club (Poipet) operates under a machine operation and participation agreement with a local partner that owns and operates an existing casino in Poipet. Under the terms of the agreement, the local partner allocated, at no expense to us, part of its land with an area of approximately 16,000 square feet to us to develop and construct, at our own design, budget and cost, the slot venue. We are responsible for all capital expenditures for Dreamworld Club (Poipet) and the placement of EGMs and are the sole operators of this venue. We and the local partner split the net win from all the EGMs placed by us at Dreamworld Club (Poipet) and certain operating costs related to marketing and floor staff on a respective basis of 40%/60%.

In the Philippines, our gaming operations comprise three venues in the greater Manila area in which our share of the net win per unit per day ranges from 15% to 35%.

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

Gaming Products

We engage in the design, manufacture and distribution of gaming chips and plaques under our Dolphin brand from our manufacturing facilities in Hong Kong.

Our customer base for Dolphin gaming chips and plaques includes major casino resorts in Macau, the Philippines and Australia. We believe we have a meaningful market share within our markets in Asia and Australia and are focused on expanding our footprint in the growing gaming markets in Asia.

In addition, in the second half of 2014, we expanded the gaming products division to include the distribution of third-party gaming products. We have entered into three distribution agreements. However, as of June 30, 2015, we had not recorded any material revenue from these agreements.

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

Results of Operations for the Three-month and Six-month periods Ended June 30, 2015 and 2014

The following table summarizes our operating results on a consolidated basis and separately for each of the two operating segments, namely, gaming operations and gaming products for the three-month and six-month periods ended June 30, 2015 and 2014. All historical revenues and expenses associated with Dreamworld Casino (Pailin), which closed in June 2014 and was sold in October 2014, have been reclassified as discontinued operations.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands, except per share data)	2015	2014	2015	2014

Revenues	$7,637	$4,944	$15,919	$9,638
Gross profit	$2,884	$1,541	$5,189	$2,348
Gross margin percentage	38%	31%	33%	24%
Adjusted EBITDA from continuing operations (1)	$3,276	$2,136	$5,699	$3,097
Operating income/(loss) from continuing operations	$1,492	$212	$2,101	$(638)
Net income/(loss) from continuing operations	$1,461	$217	$2,032	$(657)
Net income/(loss)	$1,461	$(22)	$2,032	$(1,052)

Basic and diluted earnings/(loss) per share from continuing operations	$0.10	$0.03	$0.14	$(0.09)

Weighted average common shares outstanding
Basic	14,458	7,503	14,454	7,500
Diluted	14,477	7,537	14,474	7,500

Gaming operations:
Revenues	$4,914	$4,420	$8,924	$8,303
Gross profit	$2,489	$1,942	$4,184	$3,426
Gross margin percentage	51%	44%	47%	41%

Gaming products:
Revenues	$2,723	$524	$6,995	$1,335
Gross profit/(loss)	$395	$(401)	$1,005	$(1,078)
Gross margin percentage	15%	(77)%	14%	(81)%

(1)	We define “Adjusted EBITDA" as earnings from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted EBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, interest payments, debt principal repayments, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Our calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of EBITDA from continuing operations, as adjusted, to the net income/(loss) from continuing operations is provided below.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2015	2014	2015	2014
Net income/(loss) from continuing operations— GAAP basis	$1,461	$217	$2,032	$(657)
Interest expense and finance fees	2	—	3	2
Interest income	(3)	—	(6)	—
Income tax expenses	17	15	37	30
Depreciation and amortization	1,796	1,824	3,605	3,570
Stock-based compensation expenses	20	69	50	141
Impairment of assets	—	19	—	19
Gain on disposition of assets	(17)	(8)	(22)	(8)
Adjusted EBITDA from continuing operations	$3,276	$2,136	$5,699	$3,097

Total revenues increased approximately $2.7 million to $7.6 million for the three-month period ended June 30, 2015 compared to approximately $4.9 million in the same period of the prior year due to increases in both business divisions. Revenue from gaming operations increased primarily as a result of higher slot operations revenue from NagaWorld partially offset by lower revenues from the Philippines operations. Revenue from the gaming products division increased as a result of higher sales of gaming chips and plaques to existing customers compared to the prior year period.

Gross profit increased approximately $1.4 million to $2.9 million for the three-month period ended June 30, 2015 compared to approximately $1.5 million in the same period of the prior year. The increase was primarily a result of higher slot operations revenue and an increase in sales and gross margin for the gaming products division, as described in greater detail below, compared to the prior year period.

Operating income from continuing operations increased approximately $1.3 million to $1.5 million for the three-month period ended June 30, 2015 compared to approximately $212,000 in the same period of the prior year. The increase in operating income from continuing operations was primarily a result of the higher gross profit.

Net income from continuing operations increased approximately $1.3 million to $1.5 million for the three-month period ended June 30, 2015 compared to approximately $217,000 in the same period of the prior year. The increase in net income from continuing operations was primarily a result of the higher operating income from continuing operations, as explained above. Net income increased approximately $1.5 million to $1.5 million for the three-month period ended June 30, 2015 compared to a net loss of approximately $22,000 in the same period of the prior year. The net loss for the three-month period ended June 30, 2014 included a net loss of approximately $239,000 from discontinued operations.

Total revenues increased approximately $6.3 million to $15.9 million for the six-month period ended June 30, 2015 compared to approximately $9.6 million in the same period of the prior year due to increases in both business divisions. Revenue from gaming operations increased primarily as a result of higher slot operations revenue from NagaWorld partially offset by lower revenue from Thansur Bokor and the Philippines operations. Revenue from the gaming products division increased as a result of higher sales of gaming chips and plaques to existing customers compared to the prior year period.

Gross profit increased approximately $2.9 million to $5.2 million for the six-month period ended June 30, 2015 compared to approximately $2.3 million in the same period of the prior year. The increase was primarily a result of higher slot operations revenue and an increase in sales and gross margin for the gaming products division, as described in greater detail below, compared to the prior year period.

Operating income from continuing operations increased approximately $2.7 million to $2.1 million for the six-month period ended June 30, 2015 compared to an operating loss from continuing operations of approximately $638,000 in the same period of the prior year. The increase in operating income from continuing operations was primarily a result of the higher gross profit.

Net income from continuing operations increased approximately $2.7 million to $2.0 million for the six-month period ended June 30, 2015 compared to a net loss from continuing operations of approximately $657,000 in the same period of the prior year. The increase in net income from continuing operations was primarily a result of the higher operating income from continuing operations, as explained above. Net income increased approximately $3.1 million to $2.0 million for the six-month period ended June 30, 2015 compared to a net loss of approximately $1.1 million in the same period of the prior year. The net loss for the six-month period ended June 30, 2014 included a net loss of approximately $395,000 from discontinued operations.

Gaming Operations

Revenues from gaming operations consisted of slot participation operations. The Company’s gaming operations revenues are subject to seasonal fluctuations and may not be indicative of the estimated results for the full fiscal year.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands, except per unit data)	2015	2014	2015	2014
Net revenue to the Company
Cambodia slot operations	$3,992	$3,350	$7,110	$6,280
Philippines slot operations	650	787	1,320	1,515
Service revenue(1)	272	283	494	508
Consolidated total	$4,914	$4,420	$8,924	$8,303

Average daily net win per unit
Cambodia slot operations	$165	$130	$147	$124
Philippines slot operations	$65	$76	$67	$73
Consolidated total	$131	$112	$120	$107

	June 30,
	2015	2014
EGM seats in operation
Cambodia slot operations	1,018	1,126
Philippines slot operations	540	568
Consolidated total	1,558	1,694

(1)	Service revenue represents reimbursements of certain expenses which, for accounting purposes, are included in the revenue and grossed up in the cost of gaming operations.

Revenue from gaming operations increased approximately $494,000 to $4.9 million during the three-month period ended June 30, 2015 compared to approximately $4.4 million in the same period of the prior year. The increase was primarily due to higher slot operations revenue from NagaWorld partially offset by lower revenue from the Philippines operations.

Gaming operations revenue for the three-month periods ended June 30, 2015 and 2014 included approximately $272,000 and $283,000, respectively, in service revenue related to the reimbursement of net shared costs from casino operators.

Consolidated average net win per unit per day for the consolidated slot operations increased $19 to $131 for the three-month period ended June 30, 2015 compared to $112 for the prior year period due to increases from the Cambodia operations and a slight decline in machine seats in operation primarily due to the removal of underperforming machines in the period.

Revenue from the Cambodia slot operations increased approximately $642,000 to $4.0 million for the three-month period ended June 30, 2015 compared to approximately $3.4 million in the prior year period. Average net win per unit per day for Cambodia increased $35 to $165 for the three-month period ended June 30, 2015 compared to $130 for the prior year period. The increases were primarily the result of improvement from NagaWorld.

NagaWorld revenue was approximately $3.6 million for the three-month period ended June 30, 2015 compared to approximately $2.9 million in the prior year period and average net win per unit per day was $248 compared to $203 in the prior year period. The increases were primarily due to improved player traffic levels.

Revenue from the Philippines slot operations decreased approximately $137,000 to $650,000 for the three-month period ended June 30, 2015 compared to approximately $787,000 in the prior year period. Average net win per unit per day for the Philippines decreased $11 to $65 for the three-month period ended June 30, 2015 compared to $76 in the prior year period. The decreases were primarily due to increased competition in Manila from new casino resorts, one of which opened in early 2013 and another which soft opened in December 2014.

Due to the increasing competition for our venues in the Philippines, we are focused on enhancing returns on assets in this market through targeted marketing programs and strategic management of the machine mix.

Gross profit from gaming operations increased approximately $547,000 to $2.5 million for the three-month period ended June 30, 2015 compared to approximately $1.9 million in the prior year period primarily due to higher slot operations revenue. Cost of gaming operations for the three-month period ended June 30, 2015 included approximately $782,000 in depreciation of gaming property and equipment, $611,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $969,000 of other operating costs. Cost of gaming operations for the three-month period ended June 30, 2014 included approximately $908,000 of depreciation of gaming property and equipment, $612,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $895,000 of other operating costs.

Revenue from gaming operations increased approximately $621,000 to $8.9 million during the six-month period ended June 30, 2015 compared to approximately $8.3 million in the same period of the prior year. The increase was primarily due to higher slot operations revenue from NagaWorld partially offset by lower revenue from Thansur Bokor and the Philippines operations.

Gaming operations revenue for the six-month periods ended June 30, 2015 and 2014 included approximately $494,000 and $508,000, respectively, in service revenue related to the reimbursement of net shared costs from casino operators.

Consolidated average net win per unit per day for the consolidated slot operations increased $13 to $120 for the six-month period ended June 30, 2015 compared to $107 for the prior year period due to increases from the Cambodia operations and a slight decline in machine seats in operation in the period.

Revenue from the Cambodia slot operations increased approximately $830,000 to $7.1 million for the six-month period ended June 30, 2015 compared to approximately $6.3 million in the prior year period. Average net win per unit per day for Cambodia increased $23 to $147 for the six-month period ended June 30, 2015 compared to $124 for the prior year period. The increases were primarily the result of improvement from NagaWorld partially offset by declines from Thansur Bokor.

NagaWorld revenue was approximately $6.4 million for the six-month period ended June 30, 2015 compared to approximately $5.5 million in the prior year period and average net win per unit per day was $223 compared to $189 in the prior year period. The increases were primarily due to improved player traffic levels.

Revenue from the Philippines slot operations decreased approximately $195,000 to $1.3 million for the six-month period ended June 30, 2015 compared to approximately $1.5 million in the prior year period. Average net win per unit per day for the Philippines decreased $6 to $67 for the six-month period ended June 30, 2015 compared to $73 in the prior year period. The decreases were primarily due to increased competition in Manila from new casino resorts as discussed above.

Gross profit from gaming operations increased approximately $758,000 to $4.2 million for the six-month period ended June 30, 2015 compared to approximately $3.4 million in the prior year period primarily due to higher slot operations revenue and lower depreciation expenses. Cost of gaming operations for the six-month period ended June 30, 2015 included approximately $1.6 million in depreciation of gaming property and equipment, $1.2 million of amortization of casino contracts, $126,000 of amortization of other gaming related intangibles and $1.8 million of other operating costs. Cost of gaming operations for the six-month period ended June 30, 2014 included approximately $1.8 million of depreciation of gaming property and equipment, $1.2 million of amortization of casino contracts, $126,000 of amortization of other gaming related intangibles and $1.7 million of other operating costs.

As of June 30, 2015, we had a total of 1,865 EGM seats of which 307 were held in inventory and 1,558 were in operation.  Of the 1,558 EGM seats in operation, 1,018 were in operation in three venues in Cambodia and 540 were in operation in three venues in the Philippines.

	June 30, 2015		December 31, 2014
(amounts in thousands, except per unit data)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1)	1,558	$4,594	1,619	$5,367
EGMs and systems held for future use	307	278	252	257
Total EGMs and systems	1,865	$4,872	1,871	$5,624

(1)	EGMs and systems used in operations as of June 30, 2015 and December 31, 2014 included 32 EGM seats, which were in operation on a participation basis and, therefore, their carrying values were not included.

As part of our ongoing efforts to maximize returns and minimize capital expenditures for the gaming operations, we seek to strategically manage our existing EGM base through the redeployment of gaming assets between venues, when appropriate and possible.

Gaming Products

Gaming products revenue increased approximately $2.2 million to $2.7 million for the three-month period ended June 30, 2015 compared to approximately $524,000 in the prior year period. The increase was mainly a result of higher sales of gaming chips and plaques to existing customers and due to normal fluctuations in quarterly sales order flow of this business segment.

Gross profit on gaming products increased approximately $796,000 to $395,000 for the three-month period ended June 30, 2015 compared to a gross margin loss of approximately $401,000 in the prior year period. The increase in gross profit was primarily due to higher sales volumes and improved production efficiencies as a result of efforts to increase overall automation.

Gaming products revenue increased approximately $5.7 million to $7.0 million for the six-month period ended June 30, 2015 compared to approximately $1.3 million in the prior year period due to the same reasons as stated above.

Gross profit on gaming products increased approximately $2.1 million to $1.0 million for the six-month period ended June 30, 2015 compared to a gross margin loss of approximately $1.1 million in the prior year period. The increase in gross profit was primarily due to the reasons as stated above and the outsourcing of certain production processes for two orders with short lead times in the six-month period ended June 30, 2015 as demand exceeded our existing capacity during this period.

Operating Expenses

The schedule of expenses on a consolidated basis consisted of the following:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2015	2014	2015	2014
Selling, general and administrative expenses	$1,303	$1,098	$2,885	$2,579
Stock-based compensation expenses	20	69	50	141
Gain on disposition of assets	(17)	(8)	(22)	(8)
Impairment of assets	—	19	—	19
Product development expenses	34	101	69	156
Depreciation and amortization	52	50	106	99
Total	$1,392	$1,329	$3,088	$2,986

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $205,000 to $1.3 million for the three-month period ended June 30, 2015 compared to approximately $1.1 million in the same period of the prior year. The lower expenses in the three-month period ended June 30, 2014 were mainly due to a reversal of a previously accrued one-time other tax liability of approximately $485,000 related to the Philippines operations. The increases were partially offset by decreases in consulting and legal expenses of approximately $190,000 primarily due to lower project fees during the second quarter of 2015 compared to the prior year period and decreases in salaries and wages of approximately $61,000 mainly due to a lower headcount for the gaming operations division. In addition, advertising, office expenses and other expenses decreased approximately $29,000 primarily due to various cost reduction initiatives.

Selling, general and administrative expenses increased approximately $306,000 to $2.9 million for the six-month period ended June 30, 2015 compared to approximately $2.6 million in the same period of the prior year. The lower expenses in the six-month period ended June 30, 2014 were mainly due to a reversal of a previously accrued one-time other tax liability of approximately $485,000 related to the Philippines operations. The increases were partially offset by decreases in salaries and wages, and rent expenses of approximately $111,000 mainly due to the adjustment of an over-provision for employee bonuses for the year ended December 31, 2014 and the relocation of our back office support functions to a nearby smaller rental area. In addition, advertising, office expenses and other expenses decreased approximately $68,000 primarily due to various cost reduction initiatives.

Stock-Based Compensation Expenses

Stock-based compensation expenses decreased approximately $49,000 to $20,000 for the three-month period ended June 30, 2015 compared to approximately $69,000 in the prior year period primarily due to no new option grants being issued and a decrease in average stock prices during the three-month period ended June 30, 2015 as compared to the prior year period.

Stock-based compensation expenses decreased approximately $91,000 to $50,000 for the six-month period ended June 30, 2015 compared to approximately $141,000 in the prior year period primarily due to the same reasons as stated above.

Gain on Disposition of Assets

Gain on disposition of assets increased approximately $9,000 to $17,000 for the three-month period ended June 30, 2015 compared to approximately $8,000 in the prior year period primarily due to sales of obsolete equipment at higher than net book value.

Gain on disposition of assets increased approximately $14,000 to $22,000 for the six-month period ended June 30, 2015 compared to approximately $8,000 in the prior year period primarily due to the sale of non-performing EGMs and the same reason as stated above.

Impairment of Assets

There were no impairment charges for the three-month and six-month periods ended June 30, 2015. Impairment charges of approximately $19,000 were recognized for long-lived assets for the three-month and six-month periods ended June 30, 2014 related to non-performing assets.

Product Development Expenses

Product development expenses decreased approximately $67,000 to $34,000 for the three-month period ended June 30, 2015 compared to approximately $101,000 in the prior year period mainly as a result of decreased activities in new product development for gaming products.

Product development expenses decreased approximately $87,000 to $69,000 for the six-month period ended June 30, 2015 compared to approximately $156,000 in the prior year period due to the same reasons as stated above.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased approximately $2,000 to $52,000 for the three-month period ended June 30, 2015 compared to approximately $50,000 in the prior year period primarily as a result of new systems and computer related equipment for the corporate office.

Depreciation and amortization expenses increased approximately $7,000 to $106,000 for the six-month period ended June 30, 2015 compared to approximately $99,000 in the prior year period due to the same reasons as stated above.

Other (Expenses)/Income

Other expenses increased approximately $34,000 to $14,000 for the three-month period ended June 30, 2015 compared to income of approximately $20,000 in the prior year period. The increase in other expenses was primarily due to an increase in foreign currency losses mainly resulting from settlements of U.S. dollar denominated payables for the Philippines operations when the U.S. dollar appreciated as compared to the prior year period.

Other expenses increased approximately $43,000 to $32,000 for the six-month period ended June 30, 2015 compared to approximately to income of $11,000 in the prior year period. The increase in other expenses was primarily due to the same reasons as stated above.

Income Tax Provisions

Effective tax rates for the three-month and six-month periods ended June 30, 2015 and 2014 were approximately 1.2% and 6.4% and 1.8% and (4.7)%, respectively. We continue to review the treatment of tax losses and future income generated by our foreign subsidiaries to minimize taxation costs.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2015, we had total cash and cash equivalents of approximately $24.6 million and working capital of approximately $26.3 million. Our cash and working capital during the six-month period ended June 30, 2015 was positively impacted by cash flow from operating activities of approximately $8.5 million but was negatively impacted by purchases of equipment for the gaming products division and EGMs and related systems for the gaming operations division.

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

We presently expect that our capital expenditures for the remainder of 2015 will be approximately $1.0 million to $2.0 million, excluding the costs and expenses of any new projects or the possible renewal of existing slot contracts. This primarily includes EGMs and systems purchases, upgrades and general maintenance for the gaming operations.

We anticipate our available working capital, along with cash expected to be generated from operating activities, will allow us to meet our capital expenditure needs through 2015, excluding the costs and expenses of any new projects.

However, as noted above, we continue to pursue new projects. While there is no guarantee we will be successful in securing new projects, if we were to secure new projects our capital expenditures through 2015 would increase beyond the $1.0 million to $2.0 million currently contemplated. We completed the above-mentioned rights offering for purposes of raising additional capital sufficient to finance one or more gaming projects. However, at this time, we are unable to predict the amount of additional capital expenditures that could be required in 2015 for such potential projects. Where possible, we intend to fund our gaming projects from our cash flow from operating activities and cash on hand. Further, we will seek to structure the development of these projects in phases to better control and pace the related capital expenditures. Nonetheless, we may endeavor to obtain additional required capital from various financing sources including commercial debt financing and the sale of our debt or equity securities should the need arise. However, there are no commitments or arrangements in place as of the date of this report for receipt of additional capital and there are no assurances we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flows Summary

	Six-Month Periods Ended June 30,
(amount in thousands)	2015	2014
Cash provided by/(used in):
Operations	$8,535	$1,701
Investing	(1,212)	(2,354)
Financing	—	—
Effect of exchange rate change in cash	14	16
Increase/(decrease) in cash and cash equivalents	$7,337	$(637)

Operations

Cash provided by operating activities was approximately $8.5 million for the six-month period ended June 30, 2015 compared to approximately $1.7 million in the prior year period. For the six-month period ended June 30, 2015, cash provided by operating activities primarily resulted from operating income from both the gaming operations and gaming products divisions and a decrease in the use of funds for working capital. For the six-month period ended June 30, 2014, cash provided by operating activities primarily resulted from operating income from gaming operations partially offset by an increase in the use of funds for working capital and operating losses incurred by our gaming products division.

Investing

Cash used in investing activities was approximately $1.2 million for the six-month period ended June 30, 2015 compared to approximately $2.4 million in the same period of the prior year. The decrease in cash used in investing activities was mainly a result of lower capital expenditures related to the purchase of equipment for the gaming products division as well as the receipt of a settlement balance related to the disposal of the Dreamworld Leisure (Pailin) Limited subsidiary.

Financing

Cash used in financing activities was $NIL for the six-month periods ended June 30, 2015 and 2014.

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

Allowance for Doubtful Accounts Receivable

As of June 30, 2015, we had net accounts receivable of approximately $493,000, representing 1% of total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowances for aged account balances. Revenue is recognized on a cash basis for customers with doubtful accounts receivable. Our allowance for doubtful accounts receivable was $NIL as of June 30, 2015 and December 31, 2014.

Inventory

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. Our inventory provision was $NIL and approximately $14,000 as of June 30, 2015 and 2014, respectively.

Gaming Equipment and Property and Equipment

As of June 30, 2015, we had gaming equipment and property and equipment of approximately $13.7 million, representing 28% of our total assets. We depreciate gaming equipment and property and equipment on the straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategies and legal considerations such as contractual life. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require changes in the estimated useful lives of such assets.

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

Goodwill and Intangible Assets, including Casino Contracts

As of June 30, 2015, we had intangible assets, including goodwill and casino contracts of approximately $2.5 million, representing 5% of our total assets. Goodwill is not subject to amortization and is tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment provision will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized.

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

As of June 30, 2015, we had casino contracts and a gaming operation agreement aggregating approximately $2.0 million, representing 78% of total intangible assets.

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

Stock-based compensation expenses totaled approximately $20,000 and $69,000 and $50,000 and $141,000 for the three-month and six-month periods ended June 30, 2015 and 2014, respectively, in the accompanying consolidated statements of comprehensive income/loss.

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the tax treatment is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is “more-likely-than-not” that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. We recognize interest and penalties, if any, related to unrecognized tax benefits in the provision of income taxes in the consolidated statements of comprehensive income/loss.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2015.

(b)   Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	August 14, 2015	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	August 14, 2015	By:	/s/ Andy Tsui
Andy Tsui
		Its:	Chief Accounting Officer

