Form 10-Q
period 2015-09-30
Entertainment Gaming Asia Inc.
filed 2015-11-13
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No ☒

As of November 1, 2015, 14,464,220 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,310	$17,301
Accounts receivable, net	585	830
Amounts due from related parties	2,437	2,112
Other receivables	235	316
Inventories	3,019	2,617
Prepaid expenses and other current assets	339	1,447
Contract amendment fees	45	—
Total current assets	31,970	24,623

Gaming equipment, net	4,258	5,624
Casino contracts	1,135	2,982
Property and equipment, net	8,307	8,895
Goodwill	334	351
Intangible assets, net	359	595
Contract amendment fees	—	126
Deferred tax asset	135	142
Prepaids, deposits and other assets	1,071	1,316
Total assets	$47,569	$44,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$437	$645
Amounts due to related parties	47	47
Accrued expenses	1,482	2,009
Income tax payable	121	—
Deferred revenue	23	—
Customer deposits and other current liabilities	319	306
Total current liabilities	2,429	3,007

Other liabilities	872	845
Deferred tax liability	107	107
Total liabilities	3,408	3,959
Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 18,750,000 shares authorized; 14,464,220 and 14,471,095 shares issued and outstanding	14	14
Additional paid-in-capital	47,747	47,680
Accumulated other comprehensive income	674	753
Accumulated losses since January 1, 2011 ($386.1 million accumulated deficit eliminated)	(4,275)	(7,753)
Total EGT stockholders’ equity	44,160	40,694
Non-controlling interest	1	1
Total stockholders’ equity	44,161	40,695
Total liabilities and stockholders’ equity	$47,569	$44,654

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income/Loss

(amounts in thousands, except per share data)

(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
Revenues:
Gaming operations	$4,483	$3,965	$13,407	$12,267
Gaming products	3,788	437	10,783	1,772
Total revenues	8,271	4,402	24,190	14,039

Operating costs and expenses:
Cost of gaming operations
Gaming property and equipment depreciation	751	892	2,352	2,681
Casino contract amortization	608	613	1,830	1,835
Other gaming related intangibles amortization	63	63	189	189
Other operating costs	927	877	2,718	2,617
Cost of gaming products	2,834	571	8,824	2,985
Selling, general and administrative expenses	1,270	1,383	4,205	4,102
Gain on disposition of assets	—	(15)	(22)	(23)
Research and development expenses	46	156	115	311
Depreciation and amortization	53	59	159	158
Total operating costs and expenses	6,552	4,599	20,370	14,855

Income/(loss) from operations	1,719	(197)	3,820	(816)

Other (expenses)/income:
Interest expense and finance fees	—	—	(3)	(2)
Interest income	4	—	10	1
Foreign currency losses	(157)	(53)	(211)	(53)
Other	9	4	28	16
Total other expenses	(144)	(49)	(176)	(38)

Income/(loss) from continuing operations before income tax	1,575	(246)	3,644	(854)

Income tax expenses	(129)	(15)	(166)	(45)

Net income/(loss) from continuing operations	1,446	(261)	3,478	(899)
Net loss from discontinued operations, net of tax	—	—	—	(414)
Net income/(loss) attributable to EGT stockholders	$1,446	$(261)	$3,478	(1,313)

Other comprehensive loss:
Foreign currency translation	(64)	(93)	(79)	(35)
Total other comprehensive loss, net of tax	(64)	(93)	(79)	(35)

Comprehensive income/(loss) attributable to EGT stockholders	$1,382	$(354)	$3,399	(1,348)

Per share data (basic and diluted):
Earnings/(loss)	$0.10	$(0.04)	$0.24	(0.18)
Earnings/(loss) from continuing operations	$0.10	$(0.04)	$0.24	(0.12)
Loss from discontinued operations, net of tax	$—	$—	$—	(0.06)

Weighted average common shares outstanding:
Basic	14,460	7,506	14,456	7,502
Diluted	14,477	7,506	14,483	7,502

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine-Month Period Ended September 30,
	2015	2014
Cash flows provided by operating activities:
Net income/(loss)	$3,478	$(1,313)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation of gaming equipment and property and equipment	3,313	3,447
Amortization of casino contracts	1,830	1,835
Amortization of intangible assets	226	226
Amortization of contract amendment fees	81	81
Stock-based compensation expenses	67	160
Loss on disposition of subsidiary, including property and equipment	—	20
Gain on disposition of assets	(22)	(18)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	99	447
Inventories	(405)	(3,090)
Prepaid expenses and other current assets	1,110	(777)
Prepaids, deposits and other assets	225	95
Accounts payable	(144)	87
Amounts due from/to related parties	(323)	107
Accrued expenses and other liabilities	(471)	(928)
Income tax payable	121	—
Customer deposits and other current liabilities	13	1,396
Net cash provided by operating activities	9,198	1,775

Cash flows used in investing activities:
Construction/purchase of property and equipment	(932)	(2,279)
Purchases of gaming machines and systems	(562)	(456)
Proceeds from sale of gaming equipment and property and equipment	42	130
Proceeds from sale of subsidiary related to discontinued operations	200	42
Net cash used in investing activities	(1,252)	(2,563)

Cash flows used in financing activities:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash	63	(21)
Increase/(decrease) in cash and cash equivalents	8,009	(809)
Cash and cash equivalents at beginning of period	17,301	5,301
Cash and cash equivalents at end of period	$25,310	$4,492

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

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of September 30, 2015, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $25.1 million.

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

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads. There were no lower of cost or market (LCM) write-downs to inventories as of September 30, 2015 and 2014.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There were no impairment charges for long-lived assets for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid lease, prepaid value-added taxes in foreign countries, prepayments to suppliers, rental and utilities and other deposits.

Gaming Equipment

Gaming equipment consists primarily of EGMs and systems. Gaming equipment is stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $586,000 and $739,000 and $1.9 million and $2.2 million was included in cost of gaming operations in the consolidated statements of comprehensive income/loss for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively.

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

Depreciation of property and equipment of approximately $165,000 and $153,000 and $487,000 and $450,000 was included in the cost of gaming operations in the consolidated statements of comprehensive income/loss for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively.

Depreciation of property and equipment of approximately $282,000 and $224,000 and $819,000 and $545,000 was included in cost of gaming products in the consolidated statements of comprehensive income/loss for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively.

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

Amortization expenses related to casino contracts were approximately $608,000 and $613,000 and $1.8 million and $1.8 million for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively. Amortization expenses related to other gaming related intangibles were approximately $63,000 and $189,000 for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively. The amounts were accounted for as cost of gaming operations in the consolidated statements of comprehensive income/loss. Amortization expenses related to technical know-how were approximately $7,000 and $20,000 for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively. The amounts were accounted for as cost of gaming products in the consolidated statements of comprehensive income/loss. Amortization expenses related to patents and trademarks were approximately $6,000 and $18,000 for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively. The amounts were accounted for as selling, general and administrative expenses in the consolidated statements of comprehensive income/loss.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgments, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for any of the three-month or nine-month periods ended September 30, 2015 and 2014.

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

Revenues are recognized as earned unless collection is not reasonably assured, in which case revenues are recognized when the payments for net winnings are received. All slot participation operations revenues were recognized as earned during the three-month and nine-month periods ended September 30, 2015 and 2014, respectively.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fee balances related to contract amendments of approximately $45,000 and $126,000 as of September 30, 2015 and December 31, 2014, respectively.

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

The Company does not accrue jackpot liabilities for its slot machines and progressive jackpots because the Company can avoid payment of such amounts, as regulations do not prohibit removal of gaming machines from the gaming floor without payment of the jackpots.

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

In 2014, the Company also earned recurring gaming revenue through leasing table game equipment and providing casino management services to gaming operators within a former casino property. Revenues from gaming table leasing arrangements were recognized as earned over the contractual terms of the arrangements between the Company and the gaming promoters and are included in discontinued operations.

Gaming Products Sales

The Company recognizes revenue from the sale of its gaming products and accessories to end users upon shipment against customer contracts or purchase orders. In accordance with the criteria of EITF 99-19, the Company recognizes gross revenue when it acts as a principal, has discretion to choose suppliers and establish selling price, bears credit risk and provides the products or services required in the transaction. If the above criteria are not met, in which the supplier is the primary obligor in the arrangement and bears the general inventory risk, the Company recognizes revenue net of related costs.

The Company also recognizes revenue from the sale of its products to end users on bill-and-hold arrangements when all of the following have been satisfied:

·	The risk of ownership must be passed to the buyer;

·	The customer must have a fixed commitment to purchase the goods;

·	The buyer, not the Company, must request that the transaction be on a bill-and-hold basis;

·	There must be a fixed schedule for the delivery of goods;
·	The Company must not have specific performance obligations such that the earning process is not complete;
·	The ordered goods must be segregated from the Company’s inventory and not subject to being used to fill other orders; and
·	The product must be complete and ready for shipment.

Sales related to bill-and-hold arrangements were approximately $2.1 million and $NIL and $2.1 million and $NIL for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively. Payment for the bill-and-hold arrangement in the three-month and nine-month periods ended September 30, 2015 was fully settled in October 2015.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 12 for additional information relating to stock-based compensation assumptions. Stock-based compensation expenses totaled approximately $17,000 and $19,000 and $67,000 and $160,000 for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively.

Research and Development

Research and development expenses are expensed as incurred. Employee-related costs associated with research and development are included in research and development expenses. Research and development expenses were approximately $46,000 and $156,000 and $115,000 and $311,000 for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively.

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

A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred. The Company had no capital leases as of September 30, 2015 or December 31, 2014.

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

Earnings/(Loss) per Share

Basic earnings/(loss) per share are computed by dividing the reported net earnings/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options and restricted shares during the period. The computation of diluted earnings per share excludes the impact of stock options and restricted shares that are anti-dilutive due to the stock options’ exercise price exceeds the Company’s stock price as of September 30, 2015. There were no differences in diluted loss per share from basic loss per share for the nine-month period ended September 30, 2014 as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

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

Below is a summary of closing exchange rates as of September 30, 2015 and December 31, 2014 and average exchange rates for the three-month and nine-month periods ended September 30, 2015 and 2014.

(US$1 to foreign currency)	September 30, 2015	December 31, 2014
Australian dollar	1.43	1.23
Hong Kong dollar	7.75	7.76
Philippine peso	46.87	44.84
Thai baht	36.44	32.97

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(US$1 to foreign currency)	2015	2014	2015	2014
Australian dollar	1.38	1.08	1.31	1.09
Hong Kong dollar	7.75	7.75	7.75	7.75
Philippine peso	46.06	43.89	45.06	44.33
Thai baht	35.20	32.17	33.71	32.46

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

As of September 30, 2015, the fair values of financial assets and liabilities approximate carrying values due to the short maturities of these items.

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

There were no adjustments for unrecognized actuarial gains or losses and past service costs or credits to equity through other comprehensive income/loss in any of the three-month and nine-month periods ended September 30, 2015 and 2014. The movement for the accrued retirement obligation as of September 30, 2015 was due to foreign currency impact of exchange rate change.

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

The Company records all asset retirement obligations for which it has legal obligations to remove all installation works and reinstate the manufacturing facilities to its original state at its estimated fair value. For the three-month and nine-month periods ended September 30, 2015 and 2014, the Company recognized approximately $4,000 and $NIL and $13,000 and $NIL, respectively, as asset retirement obligation operating costs related to accretion of the liabilities and depreciation of the assets.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”. The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015, with early adoption permitted. The Company does not expect the impact of the adoption of ASU 2015-02 to be material to its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-04, “Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, which gives an entity whose year-end does not coincide with a month end the ability to measure defined benefit plan assets and obligations using the month end closest to the entities year end. ASU 2015-04 will be effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect the impact of the adoption of ASU 2015-04 to be material to our consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” to January 1, 2018. The Company is currently in the process of evaluating the impact of the prescribed change on our consolidated financial statements.

Note 2.	Segments

The Company currently conducts business in two operating segments: (i) gaming operations, which include slot participation operations; and (ii) gaming products, which consist of the design, manufacture and distribution of gaming chips and plaques as well as the distribution of third-party gaming products. The Company owned and operated a casino in the Pailin Province of Cambodia. In June 2014, the Company ceased operation of the casino and entered into an agreement to sell 100% of the issued capital shares of the Company’s wholly-owned Cambodian subsidiary established for the purpose of owning and operating the casino. All the related historical revenues and expenses for the casino in Pailin have been reclassified as discontinued operations. The accounting policies of the discontinued operations are consistent with the Company’s policies for the accompanying consolidated financial statements.

The following table presents the financial information for each of the Company’s operating segments.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(amounts in thousands)	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Gaming operations	$4,483	$3,965	$13,407	$12,267
Gaming products	3,788	437	10,783	1,772
Total revenues	$8,271	$4,402	$24,190	$14,039

Operating income/(loss):
Gaming operations operating income	$2,134	$1,535	$6,342	$4,968
Gaming products operating income/(loss)	916	(290)	1,850	(1,524)
Corporate and other operating costs and expenses	(1,331)	(1,442)	(4,372)	(4,260)
Total operating income/(loss)	$1,719	$(197)	$3,820	$(816)

Depreciation and amortization:
Gaming operations	$1,431	$1,581	$4,401	$4,748
Gaming products	309	257	897	642
Corporate	24	20	71	38
Total depreciation and amortization	$1,764	$1,858	$5,369	$5,428

Geographic segment revenues for the three-month and nine-month periods ended September 30, 2015 and 2014 consisted of the following:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(amounts in thousands)	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cambodia	$3,871	$3,201	$11,442	$10,096
Macau	2,206	134	2,773	630
Philippines	1,364	879	7,572	2,743
Russia	786	—	1,286	—
Australia	41	182	1,108	498
Other	3	6	9	72
Total	$8,271	$4,402	$24,190	$14,039

For the three-month and nine-month periods ended September 30, 2015 and 2014, in the gaming operations segment, the largest customer represented 75% and 71% and 75% and 69%, respectively, of total gaming operations revenue. For the three-month and nine-month periods ended September 30, 2015 and 2014, in the gaming products segment, the largest customer represented 58% and 42% and 41% and 19%, respectively, of total gaming products sales. The gaming products division normally experiences fluctuations in quarterly revenue due to uneven sales order flow for its gaming chips and plaques.

Note 3.	Inventories

Inventories consisted of the following:

(amounts in thousands)	September 30, 2015	December 31, 2014
	(Unaudited)
Raw materials	$1,811	$1,866
Work-in-process	662	600
Finished goods (1)	439	—
Spare parts	107	151
Total	$3,019	$2,617

(1)	Finished goods increased from December 31, 2014 to September 30, 2015 in preparation for gaming chip and plaque orders expected to be delivered in the fourth quarter of 2015.

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(amounts in thousands)	September 30, 2015	December 31, 2014
	(Unaudited)
Prepayments to suppliers (1)	$326	$1,434
Prepaid leases	13	13
Total	$339	$1,447

(1)	Prepayments to suppliers decreased from December 31, 2014 to September 30, 2015 due to fewer new purchases which required deposit payments in the nine-month period ended September 30, 2015.

Note 5.	Receivables

Accounts and other receivables consisted of the following:

(amounts in thousands)	September 30, 2015	December 31, 2014
	(Unaudited)
Trade receivables (1)	$585	$830
Other receivables	235	316
	820	1,146
Less: allowance for doubtful accounts	—	—
Net	$820	$1,146

(1)	Trade receivables decreased from December 31, 2014 to September 30, 2015 due to higher collection of receivables in the nine-month period ended September 30, 2015.

Note 6.	Gaming Equipment

Gaming equipment is stated at cost. The major categories of gaming equipment and accumulated depreciation consisted of the following:

(amounts in thousands)	(years)	September 30, 2015	December 31, 2014
		(Unaudited)
EGMs	3-5	$17,902	$17,844
Systems	5	1,561	1,503
		19,463	19,347
Less: accumulated depreciation		(15,205)	(13,723)
Net carrying value		$4,258	$5,624

Depreciation expense on gaming equipment of approximately $586,000 and $739,000 and $1.9 million and $2.2 million was included in cost of gaming operations in the consolidated statements of comprehensive income/loss for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively.

Note 7.	Property and Equipment

Property and equipment are stated at cost. The major categories of property and equipment and accumulated depreciation consisted of the following:

	Useful Life
(amounts in thousands)	(years)	September 30, 2015	December 31, 2014
		(Unaudited)
Equipment, vehicles, furniture and fixtures	3-10	$7,252	$6,697
Land and buildings	0-5	2,928	2,928
Leasehold improvements	1-6	1,606	1,421
Construction in progress	N/A	634	634
		12,420	11,680
Less: accumulated depreciation		(4,113)	(2,785)
Net carrying value		$8,307	$8,895

Depreciation expense on property and equipment of approximately $165,000 and $153,000 and $487,000 and $450,000 was included in cost of gaming operations in the consolidated statements of comprehensive income/loss for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively.

Depreciation expense on property and equipment of approximately $282,000 and $224,000 and $819,000 and $545,000 was included in cost of gaming products in the consolidated statement of comprehensive income/loss for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively.

Note 8.	Goodwill and Intangible Assets, including Casino Contracts

Goodwill and intangible assets, if any, are stated at cost. The major categories of goodwill and intangible assets and accumulated amortization consisted of the following:

	Useful Life
(amounts in thousands)	(years)	September 30, 2015	December 31, 2014
		(Unaudited)
Gaming operation agreement	4-5	$1,166	$1,175
Less: accumulated amortization		(1,008)	(818)
		158	357

Goodwill	N/A	334	351

Patents	5-6	114	114
Less: accumulated amortization		(98)	(83)
		16	31

Trademarks	5-9	26	26
Less: accumulated amortization		(15)	(12)
		11	14

Technical know-how	10	261	261
Less: accumulated amortization		(87)	(68)
		174	193

Casino contracts	5-6	12,647	12,754
Less: accumulated amortization		(11,512)	(9,772)
		1,135	2,982
Net carrying value		$1,828	$3,928

Amortization expenses for finite-lived intangible assets were approximately $684,000 and $689,000 and $2.1 million and $2.1 million for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively.

Goodwill movements during the periods consisted of the following:

(amounts in thousands)	2015	2014
	(Unaudited)
Balance as of January 1	$351	$353
Foreign currency translation adjustment	(17)	(2)
Balance as of September 30/December 31	$334	$351

Note 9.	Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

(amounts in thousands)	September 30, 2015	December 31, 2014
	(Unaudited)
Prepaid taxes	$380	$323
Prepaid lease (1)	204	211
Prepayments to suppliers	162	454
Rentals, utilities and other deposits	325	328
Total	$1,071	$1,316

(1)	The prepaid lease consisted of land lease prepayments for a gaming development project located in Cambodia.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

(amounts in thousands)	September 30, 2015	December 31, 2014
	(Unaudited)
Payroll and related costs (1)	$254	$723
Professional fees	329	350
Withholding taxes	550	583
Other tax expenses	44	44
Other	305	309
Total	$1,482	$2,009

(1)	Payroll and related costs decreased from December 31, 2014 to September 30, 2015 primarily due to the settlement of an accrued bonus in the three-month period ended June 30, 2015.

Note 11.	Other Liabilities

Other liabilities consisted of the following:

(amounts in thousands)	September 30, 2015	December 31, 2014
	(Unaudited)
Other tax liabilities	$739	$694
Other	133	151
Total	$872	$845

Note 12.	Stock-Based Compensation

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

During the nine-month period ended September 30, 2015, there were no grants of stock options or restricted stock awards and there were no exercises of outstanding stock options.

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

As of September 30, 2015, stock options for the purchase of 229,377 shares and 4,376 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of September 30, 2015, stock options for the purchase of 536,848 shares of common stock were outstanding under the 2008 Plan.

As of September 30, 2015, stock options for the purchase of 736,851 shares of common stock were exercisable with a weighted average exercise price of $8.12, a weighted average fair value of $3.35 and an aggregate intrinsic value of approximately $43,000. The total fair value of shares vested during the nine-month period ended September 30, 2015 was approximately $40,000. As of September 30, 2015, an aggregate of 33,750 options granted under all plans were subject to vesting with a total compensation cost of approximately $23,000. The amount is expected to be recognized over 0.73 years.

A summary of all current and expired plans as of September 30, 2015 and changes during the period then ended are presented in the following table:

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	785,032	$8.02	5.42	$46
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(14,431)	5.98	—	—
Outstanding as of September 30, 2015	770,601	8.06	4.61	43
Exercisable as of September 30, 2015	736,851	$8.12	4.47	$43

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2014	7,500	$4.84	1.41
Granted	—	—	—
Vested	(3,750)	—	—
Unvested balance as of September 30, 2015	3,750	$4.84	0.66

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the nine-month periods ended September 30, 2015 and 2014.

	Nine-Month Period Ended September 30,
	2015		2014
Range of values	Low	High	Low	High
Expected volatility	71.85%	80.91%	73.03%	76.27%
Expected dividends	—	—	—	—
Expected term (in years)	4.78	8.11	3.73	9.11
Risk-free rate	1.13%	2.02%	1.16%	2.52%

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

Note 13.	Related Party Transactions

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(amounts in thousands)	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Related party transactions provided to:
Melco Crown (Macau) Limited
Sales of gaming products	$9	$—	$358	$135

MCE Leisure (Philippines) Corporation
Sales of gaming products	$129	$63	$4,460	$161

Melco Crown Entertainment Limited
Sales of gaming products	$—	$115	$212	$115

Oriental Regent Limited
Sales of gaming products	$786	$—	$1,286	$—

Studio City International Holding Limited
Sales of gaming products	$2,186	$—	$2,186	$—

Related party transactions provided by:
Melco Services Limited
Technical services	$—	$1	$1	$2
Other	2	1	7	2

Aberdeen Restaurant Enterprises Limited
Other	$4	$—	$5	$—

Golden Future (Management Services) Limited
Management services	$63	$60	$210	$209

Melco Services Limited is a wholly-owned subsidiary of Melco International Development Limited, which owns 64.8% of Entertainment Gaming Asia Inc.

Melco International Development Limited owns 34.3% of Melco Crown Entertainment Limited, which owns 90% of Melco Crown (Macau) Limited, 68.3% of MCE Leisure (Philippines) Corporation and 60% of Studio City International Holding Limited.

Golden Future (Management Services) Limited is a wholly-owned subsidiary of Melco Crown (Macau) Limited.

Melco International Development Limited indirectly owns 86.7% of Aberdeen Restaurant Enterprises Limited and 5% of Oriental Regent Limited.

Amounts due from/to related parties consisted of the following:

(amounts in thousands)	September 30, 2015	December 31, 2014
	(Unaudited)
Amounts due from related parties	$2,437	$2,112

Amounts due to related parties	$47	$47

Note 14.	Income Taxes

The Company recorded income tax expenses of approximately $129,000 and $15,000 and $166,000 and $45,000 for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively. The Company’s effective income tax rates were 8.2% and (6.0)% and 4.6% and (5.2)% for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively. The change in effective tax rate was mainly due to an increase in the consolidated pre-tax income. The EGT Cambodia entity and the Company’s subsidiary, which held its discontinued casino operations in Pailin that were sold in October 2014, are income tax exempt. The Cambodia operations only pay a fixed monthly tax, which is recorded under selling, general and administrative expenses, rather than a tax on income.

The fixed obligation tax arrangement for EGT Cambodia is subject to annual renewal and negotiation and was renewed for 2015.

The Company is subject to income tax examinations by tax authorities in jurisdictions in which it operates. The Company’s 2010 to 2014 United Status income tax returns remain open to examination by the Internal Revenue Service. The Company’s 2009 to 2013 Australian income tax returns remain open to examination by the Australian Taxation Office. The Company’s 2011 to 2014 Cambodian income tax returns remain open to examination by the General Department of Taxation. The Company’s 2013 to 2014 Philippines income tax returns remain open to examination by the Philippines Bureau of Internal Revenue. The Company’s 2008 to 2014 Hong Kong income tax returns remain open to examination by the Hong Kong Inland Revenue Department.

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

Dreamworld Casino (Pailin) was unprofitable and after unsuccessful efforts to improve performance, in June 2014, the Company ceased operation of the casino. On June 20, 2014, the Company entered into an agreement to sell 100% of the issued capital shares of Dreamworld Leisure (Pailin) Limited, or DWP, a wholly-owned Cambodian subsidiary of the Company established for the purposes of owning and operating Dreamworld Casino (Pailin), to a local Cambodian individual. In connection with the sale of the issued capital shares of DWP, on June 20, 2014 the Company and its partner in the operation entered into an agreement to terminate the previous agreements with the partner and all future obligations thereunder including future lease payments owed by the Company.

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

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(amounts in thousands)	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loss from operations	$—	$—	$—	$(421)
Foreign currency exchange gain	—	—	—	7
Loss from discontinued operations, net of tax	$—	$—	$—	$(414)

Note 16.	Commitments and Contingencies

Legal Matters

There are no pending legal proceedings, other than routine litigation matters incidental to our business, to which the Company or its properties are subject.

Note 17.	Earnings/(Loss) Per Share

The Company effected a 1-for-4 reverse stock split of its common shares as of February 26, 2015. All historical share amounts, share price information and earnings/(loss) per share information presented have been proportionally adjusted to reflect the impact of this reverse stock split.

Computation of the basic and diluted earnings/(loss) per share from continuing operations consisted of the following:

	Three-Month Period Ended September 30,
	2015			2014
	(Unaudited)			(Unaudited)
(amounts in thousands, except per share data)	Income	Number of Shares	Per Share Amount	Loss	Number of Shares	Per Share Amount
Basic
Net income/(loss) attributable to equity shareholders	$1,446	14,460	$0.10	$(261)	7,506	$(0.04)
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		17			—
Diluted
Net income/(loss) attributable to equity shareholders plus assumed conversion	$1,446	14,477	$0.10	$(261)	7,506	$(0.04)

	Nine-Month Period Ended September 30,
	2015			2014
	(Unaudited)			(Unaudited)
(amounts in thousands, except per share data)	Income	Number of Shares	Per Share Amount	Loss	Number of Shares	Per Share Amount
Basic
Net income/(loss) attributable to equity shareholders	$3,478	14,456	$0.24	$(899)	7,502	$(0.12)
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		27			—
Diluted
Net income/(loss) attributable to equity shareholders plus assumed conversion	$3,478	14,483	$0.24	$(899)	7,502	$(0.12)

(1)

There was no difference in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses for the three-month and nine-month period ended September 30, 2014.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Anti-dilutive outstanding stock options excluded from computation of diluted earnings per share	753,874	808,872	744,381	755,747

Note 18.	Retirement Plan

The components of accrued retirement benefits consisted of the following:

(amounts in thousands)	2015	2014
	(Unaudited)
Balance as of January 1	$29	$21
Service cost	—	7
Interest cost	—	1
Actuarial loss and other	(1)	—
Balance as of September 30/December 31	$28	$29

Note 19.	Asset Retirement Obligations

Reconciliations of the carrying amounts of the Company’s asset retirement obligations are as follows:

(amounts in thousands)	2015	2014
	(Unaudited)
Balance as of January 1	$92	$—
Additions	—	92
Balance as of September 30/December 31	$92	$92

Note 20.	Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances as of January 1, 2014	$99	$643	$742
Current period other comprehensive (loss)/income	(12)	23	11
Balances as of December 31, 2014	87	666	753
Current period other comprehensive loss	—	(79)	(79)
Balances as of September 30, 2015 (Unaudited)	$87	$587	$674

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

Overview

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the three-month and nine-month periods ended September 30, 2015 and 2014 included elsewhere in this report.

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

Our consolidated revenue for the three-month and nine-month periods ended September 30, 2015 was approximately $8.3 million and $24.2 million, of which revenue from the gaming operations and gaming products segments comprised 54% and 46% and 55% and 45%, respectively, of consolidated revenue. This compares to consolidated revenue of approximately $4.4 million and $14.0 million for the three-month and nine-month periods ended September 30, 2014, of which revenue from the gaming operations and gaming products segments comprised 90% and 10% and 87% and 13%, respectively, of consolidated revenue.

In November 2014, we completed a fully-subscribed rights offering of our common stock, which netted us cash proceeds of approximately $14.3 million. Our largest shareholder, EGT Entertainment Holding Limited, a wholly-owned subsidiary of Melco International Development Limited, supported the transaction and increased its ownership position from 38.0% to 64.8%. As a result of the rights offering, we have significantly strengthened our balance sheet and have become an indirect, majority-owned subsidiary of a respected leader in Asian gaming. As a Melco subsidiary, we will endeavor to leverage the relationships and industry expertise of the Melco group of companies to increase our access to a broader pool of potential growth opportunities and capital. This could provide us the potential to not only grow our existing business lines but also to expand into new ones.

Gaming Operations

As of September 30, 2015, our gaming operations, which comprised our slot participation business, were located in two countries, Cambodia and the Philippines, and totaled 1,564 EGM seats in operation in six venues. In Cambodia, we had a total of 1,008 EGM seats in operation in three venues. In the Philippines, we had a total of 556 EGM seats in operation in three venues.

In Cambodia, our gaming operations largely focus on operating a substantial portion of the gaming machine area in prime casino floor locations at NagaWorld, a premier luxury destination gaming resort and the only licensed full service casino in and around the capital city of Phnom Penh. As of September 30, 2015, we had 670 EGM seats placed at NagaWorld. We and NagaWorld split the net win per unit per day, which represents the monies wagered less payouts to customers, from all the 670 EGMs and certain operating costs related to marketing and floor staff on a respective basis of 25%/75%. The net win per unit per day from the 670 EGMs is settled and our share is distributed to us on a daily basis. Our operations in NagaWorld are a primary contributor to our gaming operations revenue and cash flow. We conduct our operations at NagaWorld pursuant to an agreement with NagaCorp Ltd., which expires at the close of business on February 29, 2016.

Our gaming operations in Cambodia also include Thansur Bokor Highland Resort and Dreamworld Club (Poipet). Thansur Bokor is a casino resort developed by leading Cambodian hotelier, Sokha Hotels and Resorts, in a tourist area of the Kampot Province. As of September 30, 2015, we had 71 EGM seats placed in this venue. Under the original agreement, we and Sokha split the net win and certain operating expenses for the placed EGMs on a respective basis of 27%/73%. In August 2015, we and Sokha amended our agreement and adjusted the number of our EGMs placed in this venue to 71 and the split of net win and certain operating costs to 29%/71%, respectively.

Dreamworld Club (Poipet) is a slot hall located in the established gaming market of Poipet in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand border. As of September 30, 2015, we had 300 EGM seats placed in this venue. Dreamworld Club (Poipet) operates under a machine operation and participation agreement with a local partner that owns and operates an existing casino in Poipet. Under the terms of the agreement, the local partner allocated, at no expense to us, part of its land with an area of approximately 16,000 square feet to us to develop and construct, at our own design, budget and cost, the slot venue. We are responsible for all capital expenditures for Dreamworld Club (Poipet) and the placement of EGMs and are the sole operators of this venue. We and the local partner split the net win from all the EGMs placed by us at Dreamworld Club (Poipet) and certain operating costs related to marketing and floor staff on a respective basis of 40%/60%.

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

Our customer base for Dolphin gaming chips and plaques includes major casino resorts in Macau, the Philippines and Australia. We believe we have a meaningful market share within our markets in Asia and Australia and are focused on expanding our footprint in the growing gaming markets mainly in Asia.

In addition, in the second half of 2014, we expanded the gaming products division to include the distribution of third-party gaming products. We have entered into three distribution agreements. While the sales of these products have improved in the three-month and nine-month periods ended September 30, 2015, they still only represent a small amount of total gaming products revenue.

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

We incurred significant operating losses for Dreamworld Casino (Pailin) in the year ended December 31, 2013. The property’s performance was negatively impacted by an insufficient level of player traffic and the high costs associated with acquiring a quality player base in this market. In an effort to provide recurring revenue and reduce operating costs for these operations, in September 2013, we began to transition to a leasing model for the table games under which third-party operators would pay a fixed monthly rental fee per table. However, due to an inability to secure long-term third-party table game operators, along with the low level of natural player traffic and the political unrest in Thailand, we decided to cease operation of the casino effective in June 2014.

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

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2015 and 2014

The following table summarizes our operating results on a consolidated basis and separately for each of the two operating segments, namely, gaming operations and gaming products for the three-month and nine-month periods ended September 30, 2015 and 2014. All historical revenues and expenses associated with Dreamworld Casino (Pailin), which closed in June 2014 and was sold in October 2014, have been reclassified as discontinued operations.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(amounts in thousands, except per share data)	2015	2014	2015	2014

Revenues	$8,271	$4,402	$24,190	$14,039
Gross profit	$3,088	$1,386	$8,277	$3,732
Gross margin percentage	37%	31%	34%	27%
Adjusted EBITDA from continuing operations (1)	$3,352	$1,616	$9,051	$4,712
Operating income/(loss) from continuing operations	$1,719	$(197)	$3,820	$(816)
Net income/(loss) from continuing operations	$1,446	$(261)	$3,478	$(899)
Net income/(loss)	$1,446	$(261)	$3,478	$(1,313)

Basic and diluted earnings/(loss) per share from continuing operations	$0.10	$(0.04)	$0.24	$(0.12)

Weighted average common shares outstanding
Basic	14,460	7,506	14,456	7,502
Diluted	14,477	7,506	14,483	7,502

Gaming operations:
Revenues	$4,483	$3,965	$13,407	$12,267
Gross profit	$2,134	$1,520	$6,318	$4,945
Gross margin percentage	48%	38%	47%	40%

Gaming products:
Revenues	$3,788	$437	$10,783	$1,772
Gross profit/(loss)	$954	$(134)	$1,959	$(1,213)
Gross margin percentage	25%	(31)%	18%	(68)%

(1)	We define “Adjusted EBITDA" as earnings from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted EBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Our calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of EBITDA from continuing operations, as adjusted, to the net income/(loss) from continuing operations is provided below.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(amounts in thousands)	2015	2014	2015	2014
Net income/(loss) from continuing operations— GAAP basis	$1,446	$(261)	$3,478	$(899)
Interest expense and finance fees	—	—	3	2
Interest income	(4)	—	(10)	(1)
Income tax expenses	129	15	166	45
Depreciation and amortization	1,764	1,858	5,369	5,428
Stock-based compensation expenses	17	19	67	160
Gain on disposition of assets	—	(15)	(22)	(23)
Adjusted EBITDA from continuing operations	$3,352	$1,616	$9,051	$4,712

Total revenues increased approximately $3.9 million to $8.3 million for the three-month period ended September 30, 2015 compared to approximately $4.4 million in the same period of the prior year due to increases in both business divisions. Revenue from gaming operations increased primarily as a result of higher slot operations revenue from NagaWorld partially offset by lower revenues from the Philippines operations. Revenue from the gaming products division increased as a result of higher sales of gaming chips and plaques and third-party gaming products in the three-month period ended September 30, 2015, which included approximately $2.2 million in revenue for a new casino opening in Macau, compared to the prior year period.

Gross profit increased approximately $1.7 million to $3.1 million for the three-month period ended September 30, 2015 compared to approximately $1.4 million in the same period of the prior year. The increase was primarily a result of higher slot operations revenue and an increase in sales and gross margin for the gaming products division, as described in greater detail below, compared to the prior year period.

Operating income increased approximately $1.9 million to $1.7 million for the three-month period ended September 30, 2015 compared to a loss of approximately $197,000 in the same period of the prior year. The increase in operating income was primarily a result of the higher gross profit, as explained above, and lower operating expenses.

Net income increased approximately $1.7 million to $1.4 million for the three-month period ended September 30, 2015 compared to a loss of approximately $261,000 in the same period of the prior year. The increase in net income was primarily a result of the higher operating income, as explained above, partially offset by higher foreign currency losses and income tax expenses. There was no net income/loss from discontinued operations for the three-month periods ended September 30, 2015 and 2014.

Total revenues increased approximately $10.2 million to $24.2 million for the nine-month period ended September 30, 2015 compared to approximately $14.0 million in the same period of the prior year due to increases in both business divisions. Revenue from gaming operations increased primarily as a result of higher slot operations revenue from NagaWorld partially offset by lower revenue from the Philippines operations. Revenue from the gaming products division increased primarily as a result of higher sales of gaming chips and plaques for initial and follow on orders for several new casino openings and to existing customers in the nine-month period ended September 30, 2015 compared to the prior year period.

Gross profit increased approximately $4.5 million to $8.3 million for the nine-month period ended September 30, 2015 compared to approximately $3.7 million in the same period of the prior year. The increase was primarily a result of higher slot operations revenue and an increase in sales and gross margin for the gaming products division, as described in greater detail below, compared to the prior year period.

Operating income from continuing operations increased approximately $4.6 million to $3.8 million for the nine-month period ended September 30, 2015 compared to a loss of approximately $816,000 in the same period of the prior year. The increase in operating income from continuing operations was primarily a result of the higher gross profit and lower operating expenses.

Net income from continuing operations increased approximately $4.4 million to $3.5 million for the nine-month period ended September 30, 2015 compared to a loss of approximately $899,000 in the same period of the prior year. The increase in net income from continuing operations was primarily a result of the higher operating income from continuing operations, as explained above, partially offset by higher foreign currency losses and income tax expenses. Net income increased approximately $4.8 million to $3.5 million for the nine-month period ended September 30, 2015 compared to a net loss of approximately $1.3 million in the same period of the prior year. There was no net income/loss from discontinued operations for the nine-month period ended September 30, 2015. The net loss for the nine-month period ended September 30, 2014 included a net loss of approximately $414,000 from discontinued operations.

Gaming Operations

Revenues from gaming operations consisted of slot participation operations.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(amounts in thousands, except per unit data)	2015	2014	2015	2014
Net revenue to the Company
Cambodia slot operations	$3,617	$2,959	$10,727	$9,238
Philippines slot operations	597	748	1,917	2,264
Service revenue(1)	269	258	763	765
Consolidated total	$4,483	$3,965	$13,407	$12,267

Average daily net win per unit
Cambodia slot operations	$152	$114	$148	$120
Philippines slot operations	$59	$72	$64	$73
Consolidated total	$120	$100	$120	$104

	September 30,
	2015	2014
EGM seats in operation
Cambodia slot operations	1,008	1,007
Philippines slot operations	556	556
Consolidated total	1,564	1,563

(1)	Service revenue represents reimbursements of certain expenses which, for accounting purposes, are included in the revenue and grossed up in the cost of gaming operations.

Revenue from gaming operations increased approximately $518,000 to $4.5 million during the three-month period ended September 30, 2015 compared to approximately $4.0 million in the same period of the prior year. The increase was primarily due to higher revenue from the Cambodia operations partially offset by lower revenue from the Philippines operations.

Gaming operations revenue for the three-month periods ended September 30, 2015 and 2014 included approximately $269,000 and $258,000, respectively, in service revenue related to the reimbursement of net shared costs from casino operators.

Consolidated average net win per unit per day for the consolidated slot operations increased $20 to $120 for the three-month period ended September 30, 2015 compared to $100 for the prior year period due to increases from the Cambodia operations.

Revenue from the Cambodia slot operations increased approximately $658,000 to $3.6 million for the three-month period ended September 30, 2015 compared to approximately $3.0 million in the prior year period. Average net win per unit per day for Cambodia increased $38 to $152 for the three-month period ended September 30, 2015 compared to $114 for the prior year period. The increases were primarily the result of improvement from NagaWorld as well as from Thansur Bokor.

NagaWorld revenue was approximately $3.2 million for the three-month period ended September 30, 2015 compared to approximately $2.7 million in the prior year period and average net win per unit per day was $218 compared to $181 in the prior year period. The increases were primarily due to improved player traffic levels in the three-month period ended September 30, 2015 compared to the prior year period when we experienced a temporary reduction in machine base due to NagaWorld’s casino floor renovations.

Revenue from the Philippines slot operations decreased approximately $151,000 to $597,000 for the three-month period ended September 30, 2015 compared to approximately $748,000 in the prior year period. Average net win per unit per day for the Philippines decreased $13 to $59 for the three-month period ended September 30, 2015 compared to $72 in the prior year period. The decreases were primarily due to increased competition in Manila from new casino resorts, one of which opened in early 2013 and another which soft opened in December 2014. Due to the increasing competition for our venues in the Philippines, we are focused on enhancing returns on assets in this market through targeted marketing programs and strategic management of the machine mix.

Gross profit from gaming operations increased approximately $614,000 to $2.1 million for the three-month period ended September 30, 2015 compared to approximately $1.5 million in the prior year period primarily due to higher slot operations revenue and lower gaming equipment depreciation expenses. Cost of gaming operations for the three-month period ended September 30, 2015 included approximately $751,000 in depreciation of gaming property and equipment, $608,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $927,000 of other operating costs. Cost of gaming operations for the three-month period ended September 30, 2014 included approximately $892,000 of depreciation of gaming property and equipment, $613,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $877,000 of other operating costs.

Revenue from gaming operations increased approximately $1.1 million to $13.4 million during the nine-month period ended September 30, 2015 compared to approximately $12.3 million in the same period of the prior year. The increase was primarily due to higher slot operations revenue from the Cambodia operations partially offset by lower revenue from the Philippines operations.

Gaming operations revenue for the nine-month periods ended September 30, 2015 and 2014 included approximately $763,000 and $765,000, respectively, in service revenue related to the reimbursement of net shared costs from casino operators.

Consolidated average net win per unit per day for the consolidated slot operations increased $16 to $120 for the nine-month period ended September 30, 2015 compared to $104 for the prior year period due to increases from the Cambodia operations.

Revenue from the Cambodia slot operations increased approximately $1.5 million to $10.7 million for the nine-month period ended September 30, 2015 compared to approximately $9.2 million in the prior year period. Average net win per unit per day for Cambodia increased $28 to $148 for the nine-month period ended September 30, 2015 compared to $120 for the prior year period. The increases were primarily the result of improvement from NagaWorld partially offset by a slight decline from Thansur Bokor.

NagaWorld revenue was approximately $9.6 million for the nine-month period ended September 30, 2015 compared to approximately $8.2 million in the prior year period and average net win per unit per day was $221 compared to $186 in the prior year period. The increases were primarily due to improved player traffic levels.

Revenue from the Philippines slot operations decreased approximately $347,000 to $1.9 million for the nine-month period ended September 30, 2015 compared to approximately $2.3 million in the prior year period. Average net win per unit per day for the Philippines decreased $9 to $64 for the nine-month period ended September 30, 2015 compared to $73 in the prior year period. The decreases were primarily due to increased competition in Manila from new casino resorts as discussed above.

Gross profit from gaming operations increased approximately $1.4 million to $6.3 million for the nine-month period ended September 30, 2015 compared to approximately $4.9 million in the prior year period primarily due to higher slot operations revenue and lower gaming equipment depreciation expenses. Cost of gaming operations for the nine-month period ended September 30, 2015 included approximately $2.4 million in depreciation of gaming property and equipment, $1.8 million of amortization of casino contracts, $189,000 of amortization of other gaming related intangibles and $2.7 million of other operating costs. Cost of gaming operations for the nine-month period ended September 30, 2014 included approximately $2.7 million of depreciation of gaming property and equipment, $1.8 million of amortization of casino contracts, $189,000 of amortization of other gaming related intangibles and $2.6 million of other operating costs.

As of September 30, 2015, we had a total of 1,857 EGM seats of which 293 were held in inventory and 1,564 were in operation.  Of the 1,564 EGM seats in operation, 1,008 were in operation in three venues in Cambodia and 556 were in operation in three venues in the Philippines.

	September 30, 2015		December 31, 2014
(amounts in thousands, except per unit data)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1)	1,564	$4,067	1,619	$5,367
EGMs and systems held for future use	293	191	252	257
Total EGMs and systems	1,857	$4,258	1,871	$5,624

(1)	EGMs and systems used in operations as of September 30, 2015 and December 31, 2014 included 32 EGM seats, which were in operation on a participation basis and, therefore, their carrying values were not included.

As part of our ongoing efforts to maximize returns and minimize capital expenditures for the gaming operations, we seek to strategically manage our existing EGM base through the redeployment of gaming assets between venues, when appropriate and possible.

Gaming Products

Revenues from gaming products consisted of the design, manufacture and distribution of gaming chips and plaques as well as the distribution third-party gaming products. Gaming products revenues are subject to fluctuation due to uneven sales order flow, which is normal for this business, and results may not be indicative of the estimated results for the full fiscal year.

Gaming products revenue increased approximately $3.4 million to $3.8 million for the three-month period ended September 30, 2015 compared to approximately $437,000 in the prior year period. The increase was mainly a result of higher sales of gaming chips and plaques and third-party gaming products, which comprised approximately 95% and 5% of total gaming products revenue, respectively, in the three-month period ended September 30, 2015. The three-month period ended September 30, 2015 included an initial order for a new casino opening in Macau for approximately $2.2 million.

Gross profit on gaming products increased approximately $1.1 million to $954,000 for the three-month period ended September 30, 2015 compared to a gross margin loss of approximately $134,000 in the prior year period. The increase in gross profit was primarily due to higher sales volumes and improved production efficiencies as a result of efforts to increase overall automation and increased sales of third-party gaming products, which had higher gross margins.

Gaming products revenue increased approximately $9.0 million to $10.8 million for the nine-month period ended September 30, 2015 compared to approximately $1.8 million in the prior year period primarily due to higher gaming chip and plaque sales for initial and follow on orders for several new casino openings as well as to existing customers in the nine-month period ended September 30, 2015.

Gross profit on gaming products increased approximately $3.2 million to $2.0 million for the nine-month period ended September 30, 2015 compared to a gross margin loss of approximately $1.2 million in the prior year period. The increase in gross profit was primarily due to the reasons as stated above and the outsourcing of certain production processes for two orders with short lead times in the three-month period ended March 31, 2015 as demand exceeded our existing capacity during this period.

Operating Expenses

The schedule of expenses on a consolidated basis consisted of the following:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(amounts in thousands)	2015	2014	2015	2014
Selling, general and administrative expenses	$1,253	$1,364	$4,138	$3,942
Stock-based compensation expenses	17	19	67	160
Gain on disposition of assets	—	(15)	(22)	(23)
Research and development expenses	46	156	115	311
Depreciation and amortization	53	59	159	158
Total	$1,369	$1,583	$4,457	$4,548

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $111,000 to $1.3 million for the three-month period ended September 30, 2015 compared to approximately $1.4 million in the same period of the prior year. Salaries and wages decreased approximately $181,000 mainly due to a lower headcount for the gaming operations division. Advertising, office expenses and other expenses decreased approximately $9,000 primarily due to various cost reduction initiatives. The decreases were partially offset by an increase in consulting and legal expenses of approximately $79,000 in professional advisory fees.

Selling, general and administrative expenses increased approximately $196,000 to $4.1 million for the nine-month period ended September 30, 2015 compared to approximately $3.9 million in the same period of the prior year. The lower expenses in the nine-month period ended September 30, 2014 were mainly due to the reversal of a previously accrued one-time other tax liability of approximately $485,000 related to the Philippines operations. Consulting and legal expenses increased approximately $113,000 primarily due to professional advisory fees. The increases were partially offset by decreases in salaries and wages, and rent expenses of approximately $291,000 mainly due to the adjustment of an over-provision for employee bonuses for the year ended December 31, 2014 and the relocation of corporate back office support functions to a nearby smaller rental area. In addition, advertising, office expenses and other expenses decreased approximately $111,000 primarily due to various cost reduction initiatives.

Stock-Based Compensation Expenses

Stock-based compensation expenses decreased approximately $2,000 to $17,000 for the three-month period ended September 30, 2015 compared to approximately $19,000 in the prior year period primarily due to a decrease in average stock prices during the three-month period ended September 30, 2015 as compared to the prior year period.

Stock-based compensation expenses decreased approximately $93,000 to $67,000 for the nine-month period ended September 30, 2015 compared to approximately $160,000 in the prior year period primarily due to no new options grants being issued in the nine-month period ended September 30, 2015 and the same reason as stated above.

Gain on Disposition of Assets

There were no dispositions of assets for the three-month period ended September 30, 2015. Gain on disposition of assets was approximately $15,000 for the three-month period ended September 30, 2014 primarily due to sales of obsolete equipment that exceeded net book value.

Gain on disposition of assets was approximately $22,000 for the nine-month period ended September 30, 2015, which was essentially unchanged compared with approximately $23,000 in the prior year period and was primarily due to the sale of non-performing EGMs and obsolete equipment that exceeded book value.

Research and Development Expenses

Research and development expenses decreased approximately $110,000 to $46,000 for the three-month period ended September 30, 2015 compared to approximately $156,000 in the prior year period mainly as a result of decreased activities in new product development for gaming products.

Research and development expenses decreased approximately $196,000 to $115,000 for the nine-month period ended September 30, 2015 compared to approximately $311,000 in the prior year period due to the same reasons as stated above.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased approximately $6,000 to $53,000 for the three-month period ended September 30, 2015 compared to approximately $59,000 in the prior year period primarily as a result of being more fully depreciated office equipment.

Depreciation and amortization expenses of approximately $159,000 for the nine-month period ended September 30, 2015 were essentially unchanged compared with approximately $158,000 in the prior year period as depreciation expenses due to new systems and computer related equipment for the corporate office were largely offset by other fully depreciated office equipment.

Other (Expenses)/Income

Other expenses increased approximately $95,000 to $144,000 for the three-month period ended September 30, 2015 compared to approximately $49,000 in the prior year period. The increase in other expenses was primarily due to an increase in foreign currency losses mainly as a result of the settlement of U.S. dollar denominated payables for the Philippines operations with an appreciated U.S. dollar compared to the prior year period.

Other expenses increased approximately $138,000 to $176,000 for the nine-month period ended September 30, 2015 compared to approximately $38,000 in the prior year period. The increase in other expenses was primarily due to the same reason as stated above.

Income Tax Provisions

Effective tax rates for the three-month and nine-month periods ended September 30, 2015 and 2014 were approximately 8.2% and (6.0)% and 4.6% and (5.2)%, respectively. We continue to review the treatment of tax losses and future income generated by our foreign subsidiaries to minimize taxation costs.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2015, we had total cash and cash equivalents of approximately $25.3 million and working capital of approximately $29.5 million. Our cash and working capital during the nine-month period ended September 30, 2015 was positively impacted by cash flow from operating activities of approximately $9.2 million partially offset by purchases of equipment for the gaming products division and EGMs and related systems for the gaming operations division.

As part of our growth strategy for gaming operations, we expect to purchase EGMs to supplement existing inventory and source any future targeted deployment plans. As part of our growth strategy for the gaming products division, we intend to incur costs related to increasing capacity utilization and enhancing production efficiencies for these operations. We also continue to pursue new gaming projects, including slot participation and gaming development, and are exploring avenues to expand our operations into new gaming platforms and markets. However, there is no guarantee we will be successful in these efforts.

We presently expect that our capital expenditures for the remainder of 2015 will be less than $500,000, excluding the costs and expenses of any new projects or the possible renewal of existing slot contracts. This primarily includes gaming equipment related costs for the gaming operations.

We presently expect that our capital expenditures for 2016 will be approximately $2 million to $3 million, excluding the costs and expenses of any new projects or the possible renewal of existing slot contracts. This primarily includes EGMs and systems purchases, upgrades and general maintenance for the gaming operations.

We anticipate our available working capital, along with cash expected to be generated from operating activities, will allow us to meet our capital expenditure needs through 2016, excluding the costs and expenses of any new projects.

However, as noted above, we continue to pursue new projects. While there is no guarantee we will be successful in securing new projects, if we were to secure new projects our capital expenditures through 2016 would increase beyond the amounts discussed above. Where possible, we intend to fund our new projects from our cash flow from operating activities and cash on hand. Further, we will seek to structure the development of these projects in phases to better control and pace the related capital expenditures. Nonetheless, we may endeavor to obtain additional required capital from various financing sources including commercial debt financing and the sale of our debt or equity securities should the need arise. However, there are no commitments or arrangements in place as of the date of this report for receipt of additional capital and there are no assurances we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flows Summary

	Nine-Month Period Ended September 30,
(amount in thousands)	2015	2014
Cash provided by/(used in):
Operations	$9,198	$1,775
Investing	(1,252)	(2,563)
Financing	—	—
Effect of exchange rate change in cash	63	(21)
Increase/(decrease) in cash and cash equivalents	$8,009	$(809)

Operations

Cash provided by operating activities was approximately $9.2 million for the nine-month period ended September 30, 2015 compared to approximately $1.8 million in the prior year period. For the nine-month period ended September 30, 2015, cash provided by operating activities primarily resulted from operating income from both the gaming operations and gaming products divisions and a decrease in the use of funds for working capital. For the nine-month period ended September 30, 2014, cash provided by operating activities primarily resulted from operating income from gaming operations partially offset by an increase in the use of funds for working capital and operating losses incurred by our gaming products division.

Investing

Cash used in investing activities was approximately $1.3 million for the nine-month period ended September 30, 2015 compared to approximately $2.6 million in the same period of the prior year. The decrease in cash used in investing activities was mainly a result of lower capital expenditures related to the purchase of equipment for the gaming products division as well as the receipt of a settlement balance related to the disposal of the Dreamworld Leisure (Pailin) Limited subsidiary.

Financing

Cash used in financing activities was $NIL for the nine-month periods ended September 30, 2015 and 2014.

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

Allowance for Doubtful Accounts Receivable

As of September 30, 2015, we had net accounts receivable of approximately $585,000, representing 1% of total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowances for aged account balances. Revenue is recognized on a cash basis for customers with doubtful accounts receivable. Our allowance for doubtful accounts receivable was $NIL as of September 30, 2015 and December 31, 2014.

Inventory

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. Our inventory provisions were $NIL as of September 30, 2015 and 2014.

Gaming Equipment and Property and Equipment

As of September 30, 2015, we had gaming equipment and property and equipment of approximately $12.6 million, representing 26% of our total assets. We depreciate gaming equipment and property and equipment on the straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategies and legal considerations such as contractual life. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require changes in the estimated useful lives of such assets.

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

Goodwill and Intangible Assets, including Casino Contracts

As of September 30, 2015, we had intangible assets, including goodwill and casino contracts of approximately $1.8 million, representing 4% of our total assets. Goodwill is not subject to amortization and is tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment provision will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized.

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

As of September 30, 2015, we had casino contracts and a gaming operation agreement aggregating approximately $1.3 million, representing 71% of total intangible assets.

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

Stock-based compensation expenses totaled approximately $17,000 and $19,000 and $67,000 and $160,000 for the three-month and nine-month periods ended September 30, 2015 and 2014, respectively, in the accompanying consolidated statements of comprehensive income/loss.

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

Item 4.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2015.

(b)   Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6.      Exhibits

Exhibit No.	Description	Method of Filing
10.1	Executive Employment Agreement dated August 13, 2015 entered into between Elixir Gaming Technologies (Hong Kong) Limited and Mr. Clarence Chung	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 13, 2015

10.2	The Deed of Termination and Release dated August 13, 2015 entered into between Dreamworld Leisure Management Limited and Mr. Clarence Chung	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 13, 2015
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	November 13, 2015	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	November 13, 2015	By:	/s/ Traci Mangini
Traci Mangini
		Its:	Interim Chief Financial Officer