Form 10-K
period 2015-12-31
Entertainment Gaming Asia Inc.
filed 2016-03-30
CIK 1004673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐   No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,017,835

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 14,464,220 shares as of March 15, 2016.

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

We effected a 1-for-4 reverse stock split of our common shares as of February 26, 2015. All historical share amounts and share price information presented in this annual report, including in the financial statements and notes have been proportionally adjusted to reflect the impact of this reverse stock split, including but not limited to basic and diluted weighted-average shares issued and outstanding.

PART I

Item 1.	Business

GENERAL

Entertainment Gaming Asia Inc.’s core operations are: (i) slot operations, which include the ownership and leasing of electronic gaming machines (EGMs) placed in resorts, hotels and other venues in Cambodia and the Philippines on a fixed lease or revenue sharing basis with venue owners; and (ii) the design, manufacture and distribution of gaming chips and plaques under our Dolphin brand and distribution of third-party gaming equipment to major casinos in Southeast Asia and Australia.

For our slot operations, we utilize our operational experience, established market presence and key relationships to identify and develop new gaming venues, acquire EGMs, casino management systems and other gaming peripherals directly from manufacturers, dealers and suppliers and install the same in our contracted venues. In addition, we assist the venue owners in brand-building and marketing promotions. In certain of our locations, we also function as a manager of the EGM operations and either jointly manage with the relevant casino owner or exclusively manage the slot floor operations and design marketing programs and slot promotions for our designated gaming spaces. Where we serve as manager of operations, we also hire, train and manage the floor staff and set high expectations on the level of customer service.

For our gaming products operations, we develop, manufacture and distribute high-frequency Radio Frequency Identification, or RFID, and traditional non-RFID gaming chips and plaques under our Dolphin brand. Utilizing our existing infrastructure, we also distribute gaming products for third-party manufacturers in certain markets in Asia.

In addition, in 2015, we established operations to develop an online social casino gaming platform intended to focus on the Pan-Asian markets. Development of the platform is in the early stages.

We have offices in Hong Kong, Cambodia, the Philippines and the United States.

Our corporate mailing address in the United States is:

Entertainment Gaming Asia Inc.

40 E. Chicago Avenue, #186

Chicago, Illinois, 60611

USA

The telephone number in the United States is (872) 802-4227.

During the year ended December 31, 2015, we owned or had rights to certain trademarks that we used in connection with the sale of our products, including, but not limited to Dolphin™. Other than the aforesaid trademarks, this report also makes reference to trademarks and trade names of other companies.

RECENT DEVELOPMENTS

During the fiscal year ended December 31, 2015 and through the date of this report, we have carried out the following corporate actions and transactions:

We entered into a machine lease agreement with NagaWorld. On February 29, 2016, we entered into a machine lease agreement with NagaWorld Limited pursuant to which NagaWorld agreed to lease from us 670 EGM seats and related systems and equipment commencing March 1, 2016. Since May 25, 2010, we had placed and jointly operated a total of 670 of our EGM seats on NagaWorld’s casino floor pursuant to a machine operation and participation contract and subsequent amendments under which we split with NagaWorld the net win from all the machines and certain operating costs on a respective basis of 25%/75%. This contract expired on February 29, 2016.

Under the terms of the machine lease agreement, NagaWorld will lease all 670 seats of our EGMs and related systems and equipment in their present locations on the NagaWorld casino floor commencing March 1, 2016. We will be responsible to pay the withholding tax and provide onsite machine and system maintenance but will not provide any other operational support staff. We expect to incur severance costs of approximately $600,000 to terminate the existing operational support staff.

NagaWorld will pay us, on a monthly basis, a fixed fee per machine seat per day. The lease payments will be graduated for the first six months of the agreement. From March 1 through May 31, 2016, the lease payments per machine seat per day will be $22. From June 1 through August 31, 2016, the lease payments will be $20 per machine seat per day. Beginning September 1, 2016 and thereafter until contract termination, the lease payments will be $18 per machine seat per day. The agreement is ongoing in nature and NagaWorld may terminate the agreement upon not less than 30 days’ prior written notice.

We entered into a management services agreement with Melco Services Limited. On January 27, 2016, we entered into a management services agreement with Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of our majority shareholder, EGT Entertainment Holding Limited. The agreement was approved by the conflicts committee and audit committee of our board of directors and pertains to the provision of specific management and administrative services by Melco Services Limited to us. The agreement became effective on January 1, 2015 and will continue until termination by either party, for any reason, upon 30 days prior written notice. Total consideration for the year ended December 31, 2015 was HK$1.6 million (approximately $206,000 based on the exchange rate of HK$1 to US$0.129). In future years, we will pay to Melco Services Limited a service fee for each year to be agreed upon by the parties before March 20 of the relevant year.

We began development of an online social casino gaming platform. In October 2015, we began development of an online social casino gaming platform whereby we intend to create free-to-play, mobile, social casino games designed specifically for the under-exploited Pan-Asian market. We have hired experienced social casino gaming professionals to lead the development efforts. The development of the social casino gaming application is in the early stages and is intended to be fully internally funded.

Our shareholders approved an increase in the number of authorized shares of our common stock from 18.75 million to 38 million. At our annual meeting of stockholders held on October 29, 2015 (Hong Kong time), our shareholders approved an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of our common stock from 18.75 million to 38 million. Our board of directors believes it is in our best interests to increase the number of authorized shares of our common stock in order to give us greater flexibility in considering and planning for future corporate needs and to be enable us to take timely advantage of market conditions and favorable financing and acquisition opportunities that become available to us without the delay and expense associated with convening a special meeting of our stockholders. Any newly authorized shares of our common stock will be identical to the shares of our common stock now authorized and outstanding. The amendment will not affect the rights of current holders of our common stock, none of whom have preemptive or similar rights to acquire our newly authorized shares.

GAMING BUSINESS

Overview

Since September 2007, our business model has included the ownership and leasing of EGMs placed with venue owners on a revenue sharing basis within certain countries in Pan-Asia. Currently, our slot operations are located in Cambodia and the Philippines. By utilizing our developed operational experience and established market presence and key relationships, we identify and secure venues for the placement of EGMs and, where warranted, casino management systems that track game performance and provide statistics on each installed EGM owned and leased by us. We contract with the venue owners or operators for the placement of the EGMs on either a fixed lease or revenue sharing basis, and we acquire and install the EGMs and other gaming systems and peripherals at the relevant gaming venues. When permitted, we operate our gaming operations under our Dreamworld brand.

Total gaming operations revenue comprised 58% of consolidated revenue for the year ended December 31, 2015.

Slot Operations

We contract with the venue owners or operators for the placement of EGMs on both a fixed lease and revenue sharing basis and directly acquire and install the EGMs and other gaming peripherals at the relevant gaming venues. The target market for our slot operations is hotels and resorts and various other gaming venues in certain markets in Pan-Asia. We focus on underserved gaming markets with growth potential, and many of the targeted venue owners have little or no gaming operations experience.

We utilize EGMs from leading manufacturers, including Aristocrat Technologies, International Game Technology and WMS Gaming. As of December 31, 2015, we had an inventory of 308 EGMs suitable for deployment and, given our plans for our gaming operations, expect to supplement our existing inventory with the purchase of a certain number of new and used EGMs from cash on hand and cash from operations over the next twelve months.

We help to market, design and develop the gaming venues of the venue owners to whom we lease our EGMs and related systems. We contract with the venue owners for the leasing and maintenance of the EGMs on a revenue sharing basis. We also provide the development and implementation of various related gaming services in the Pan-Asia region which include:

•	Developing the technical and network design, layout and overall space configuration of the gaming floor in order to best utilize and leverage the available space and present an appealing environment to customers; and

•	Selecting the mix of EGMs for the property to optimize the economic potential of the gaming floor and overall experience for the venue owners’ customers.

For those contracts on a revenue sharing basis, we assist the venue owners by recruiting and training the necessary gaming floor personnel for the operations and maintenance of the EGMs and back-of-the-house accounting. In most cases, the gaming floor personnel are our employees although their salaries and related expenses are shared by the venue owners and us according to the same revenue sharing ratio as agreed under the relevant participation agreements. In addition, we maintain all performance data and provide ongoing technical and operations support in order to optimize game performance throughout the gaming floor.

Slot operations revenue and gross margin on a revenue sharing basis are influenced by a number of factors, including the number and type of EGMs in service, the levels of play and the revenue sharing percentages. Cost of slot operations includes depreciation and amortization, other operating expenses and other installation and maintenance costs of the EGMs.

As of December 31, 2015, our slot operations were concentrated in Cambodia and the Philippines. In Cambodia, we had a total of 993 EGM seats in operation in three venues. In the Philippines, we had a total of 550 EGM seats in operation in three venues.

Competition

The global gaming industry is highly competitive. Our competitors principally include both public and private companies in Cambodia and the Philippines with operations focused on the Asian market. Part of our operating strategy includes addressing markets and customers where we face less competition and entry barriers are higher due to several factors including:

•	United States Gaming Laws: All of the major gaming equipment suppliers are licensed by a large number of United States regulatory agencies. In order for one of these companies to enter the markets we serve in Asia on a direct revenue sharing model with a foreign operator, the operator would be required to comply with various United States regulatory procedures. We are not subject to this requirement as we currently do not have any gaming licenses in the United States.

•	Local Knowledge: Through our operating experience, we have contacts and relationships in the Pan-Asia region that provide us with an advantage in these markets.

Gaming Regulations and Licensing

The regulatory structures in the Asian countries where we operate our slot operations, including the Philippines and Cambodia, are not as developed or clearly defined as the United States. In general, all of the countries in which we currently operate our slot operations require the venue owners to obtain the necessary gaming licenses in order to operate the EGMs leased by us and we demand that all venue owners to whom we lease EGMs, being our customers in the Philippines and Cambodia, hold the required gaming licenses to operate their venues. Since our slot business model primarily focuses on leasing of the EGMs to the venue owners, technically, we are not considered to be an operator or owner of the gaming operations by the relevant authorities (although to a certain extent we have assumed some operator roles, including but not limited to the design of marketing programs, recruitment, training and management of floor staff, in certain of our venues) and thus, we are not required to obtain any form of gaming licenses in either the Philippines or Cambodia for our slot business in such jurisdictions. However, current gaming laws, including licensing requirements and other regulatory obligations, could change or become more stringent resulting in additional regulations being imposed upon us and our slot operations. Any such adverse developments in the regulation of the gaming industry could be difficult to comply with and significantly increase our costs which, in turn, could cause our slot business to cease to be viable.

We will be required to obtain gaming licenses or approvals from the relevant government authorities for the construction and operation of any future casino projects. We previously held a formal gaming license issued by the Cambodian Government in July 2012 to operate a casino in Pailin, which was sold during the year ended December 31, 2014.

GAMING PRODUCTS

We engage in the design, manufacture and distribution of gaming chips and plaques under the Dolphin brand to major casinos primarily in Southeast Asia and Australia. In addition, as part of our strategy to fully leverage our relationships in Asia and existing infrastructure in our operating markets, we expanded the gaming products division to include the distribution of third-party gaming products. We have four distribution agreements in place, which represented 4% of total gaming products revenue for the year ended December 31, 2015.

Overview of Gaming Chips and Plaques

We focus on the development, manufacture and sale of our Dolphin gaming chips and plaques.

Our gaming chips and plaques products include:

•	High-frequency RFID casino chips, which are traditional casino chips embedded with a RFID tag that allows casinos to identify counterfeit casino chips and track table play. The high-frequency 13.56 MHz RFID casino chip is designed to provide real-time data capability, enhanced chip security, player tracking and accounting management benefits for casinos. The high-frequency RFID chips enable casinos to read 1,000 chips per second and have a memory capacity of over 10,000 bits.

•	Traditional casino chips for various table games, including a wide range of American-style gaming chips with 58 different color combinations, various sizes and other personalized printing combinations.

•	High-frequency RFID and traditional non-RFID casino plaques, which use modern, efficient plastic thermoforming techniques and a process of printing graphics to polymer that provides for a broad range of colors or designs, including a full photographic finish. Our plaques have unique security features including a patented RFID inlay which is tamper-proof and identifies each plaque, a currency grade ceramic DNA strand embedded in the plastic, a multi-directional hologram and serialization. They are available in four shapes and nine sizes or customized to buyer requirements.

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

At present, our casino customers include, but are not limited to, certain of the leading casino operators in Macau, the Philippines and Australia.

Gaming Chips and Plaques Competition

The gaming products industry is competitive. We compete with established gaming products companies, which have more substantial histories, backgrounds, experience and records of successful operations, greater technical, marketing and other resources, and more employees and extensive facilities than we have or will have in the foreseeable future. For the year ended December 31, 2015, our most significant competitor for gaming chips and plaques was Gaming Partners International Corporation.

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

The manufacture of gaming chips and plaques has been performed in Hong Kong.

Dolphin has licensed certain RFID technology from a third party.

Suppliers

During the year ended December 31, 2015, most materials for our gaming chips and plaques were sourced from Australia and Southeast Asia. We believe that the materials for our chips and plaques are available from a number of sources. However, finding the most suitable suppliers involves significant quality review to ensure their products meet our criteria and are offered at competitive rates.

Research and Development of Gaming Chips and Plaques

During the years ended December 31, 2015 and 2014, we spent approximately $149,000 and $387,000, respectively, on research and development activities related to gaming chips and plaques. Research and development activities for gaming chips and plaques decreased due to reduced activities for new product development during the year ended December 31, 2015.

Overview of Third-Party Distribution Products

We have distribution agreements with four suppliers to source gaming products, such as gaming table layouts, UV lights and kiosks, in various markets in Asia. Typically, we sell these products to our existing gaming chip and plaque customers. While we act as a distributor for these products, these agreements do not require purchase commitments from us.

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

EMPLOYEES

As of March 15, 2016, we had approximately 107 full-time employees in Hong Kong, 17 full-time employees and one part-time employee in the United States, 21 full-time employees in the Philippines, 17 full-time employees and 166 staff for floor operations in Cambodia. None of our employees are represented by labor unions, and we consider our relationships with employees to be satisfactory.

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

We have a history of operating losses. We recorded net income of approximately $820,000 for the year ended December 31, 2015, however, in prior years we have had a history of net losses from continuing operations. For the year ended December 31, 2014, we recorded a net loss from continuing operations of approximately $2.5 million, and may incur losses in the year ended December 31, 2016 due to a reduction in gaming operations revenue from NagaWorld, as explained in more detail below, reduced demand for gaming products due to fewer orders anticipated related to new casino openings and higher research and development costs related to the new social gaming casino platform. Further, we remain subject to the risks inherent in any developing business, including those mentioned below. While we will endeavor to generate positive cash flows from operations and net income, there can be no assurance that we will be successful in doing so.

We may not be able to maintain our current agreement with NagaWorld. Over the past five years, between 70% and 80% of our annual gaming revenue was derived from our 2010 machine operation and participation agreement with NagaWorld. That agreement expired on February 29, 2016, and on March 1, 2016, we entered into a new machine lease agreement with NagaWorld. As described elsewhere in this report, the new machine lease agreement will provide us significantly lower cash flow from our operations at NagaWorld than the 2010 agreement. In addition, NagaWorld can terminate the new machine lease agreement, for any reason, upon 30 days’ prior written notice. While we expect the new machine lease agreement with NagaWorld will continue to account for a majority of our gaming revenue, there can be no assurance that we will be able to maintain the agreement. The loss of the new machine lease agreement with NagaWorld would have a significant negative impact on our financial performance.

Due to the nature of our slot operations, the actions of our venue owners with which we partner could impact our financial performance. Our slot operations, which involve the ownership and leasing of EGMs on both a fixed lease and revenue sharing basis in certain countries in Asia, are presently the primary contributor to earnings. These operations focus on targeting venue owners who have little or no gaming operations experience. Since we often participate on a revenue sharing basis with these venue owners, our revenue generated from these agreements will be dependent to a significant degree on the efforts and capabilities of the venue owners. Our revenues and results from the slot operations may be impacted by the ability of the venue owners to manage the gaming operations of their venues. Accordingly, there can be no guarantee that the venue owners will be able to manage the gaming operations successfully or that the gaming venues operated by them will perform at levels consistent with our financial projections and underlying forecasts and assumptions. Further, we have limited past business relationships with certain of the venue owners and, despite background checks and other due diligence that we may perform, the venue owners may not be reputable. In the event that any of the venue owners are not reputable, this would expose us to the risk of being unable to collect the revenue to which we are entitled under the revenue sharing arrangements and protect our gaming machine assets.

Our gaming operations are presently concentrated in Cambodia and the Philippines, which means our results of operations or financial condition could be materially adversely affected by economic or political developments in either country. Our business model contemplates the development and/or operations of gaming venues in Pan-Asia, however at the present time our gaming operations are located solely in Cambodia and the Philippines. As a result, we experience significant exposure to the business concentration risks presented by the economies and regulatory environments of these two countries. The governments of Cambodia and the Philippines exercise substantial control over virtually every sector of their respective countries’ economy through regulations and, in some cases, state-ownership. Our ability to operate in Cambodia and the Philippines may be harmed by changes in the local laws and regulations, including those relating to gaming, taxation, environmental regulations, land use rights, property and other matters. In the Philippines, with the exception of major integrated resorts in the Manila area, almost all gaming operations are controlled by the Philippine Amusement and Gaming Corporation, or PAGCOR, a government corporation that holds the exclusive right to operate slot rooms in the Philippines, which reports directly to the Office of the President of the Philippines. While we have no reason to believe at this time any of our gaming operations or partners are facing the risk of any adverse government action in Cambodia or the Philippines, the central or local governments of such jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure compliance with such regulations or interpretations or which may even restrict the licenses under which we and our partners operate. Likewise, any political turmoil, adverse weather condition, calamity or epidemic occurs in any of these two countries would have a significant negative impact on our business operations and financial performance.

Our slot participation contracts typically operate under terms ranging from three to five years and are subject to renewal risk. Our slot participation contracts operate under varying contract durations, typically three to five years. When permitted and if we choose to renew contracts with certain venue owners or, in the case of one venue in the Philippines, with PAGCOR, there can be no assurances that we will be able to renew these contracts under similar conditions, if at all. Contracts for our three venues in the Philippines expire on June 30, 2016 and we have commenced renewal discussions with the relevant parties. Absent significant improvement in our existing operations and/or securing new successful projects, the loss of any contracts that are material contributors to our earnings, would have a negative impact on our financial performance.

We could require additional funding in the future to secure and execute new projects. As of December 31, 2015, we had working capital of approximately $31.6 million. Since December 31, 2015, working capital has been positively affected by solid cash flow contributions from gaming operations, particularly from NagaWorld, net of capital expenditures incurred primarily for the development of the social casino gaming platform.

We believe we have sufficient cash on hand to fulfill all current obligations as they become due and to fund the development of the social casino gaming platform, equipment purchase plans and maintenance for our existing operations over the next 12 months. However, we may need to raise additional capital within the next 12 months if we were to: commit to a large or multiple, smaller concurrent projects; experience a shortfall in internal earnings projections; become required to procure additional EGMs for projects; or require capital for reasons not currently contemplated. We would endeavor to raise funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantee that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results can occur:

•	the percentage ownership of our existing stockholders will be reduced;

•	our stockholders may experience additional dilution in net book value per share; and/or

•	the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Our gaming operations and gaming products businesses are focused in markets outside the United States, which expose us to risks inherent in international business operations. Our slot operations are focused in Cambodia and the Philippines and our sales efforts for gaming products, primarily gaming chips and plaques, are focused primarily in Asia and Australia. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

•	increased cost of enforcing our intellectual property rights;

•	heightened price sensitivity from customers in emerging markets;

•	our ability to establish and maintain local manufacturing, support and service functions;

•	localization of our EGMs and components, including translation into foreign languages and the associated expenses;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	foreign currency fluctuations;

•	laws favoring local competitors;

•	weaker legal protections of contract terms, enforcement on collection of receivables and intellectual property rights and mechanisms for enforcing those rights;

•	market disruptions created by public health crises in regions outside the United States, such as Avian flu, SARS and other diseases;

•	difficulties in staffing and managing foreign operations, including challenges presented by relationships with workers’ councils and labor unions; and

•	changing regional economic, political and regulatory conditions.

Online social casino gaming platform is a new business model for us, which makes it difficult to evaluate our prospects and future financial results and may increase the risk that we will not be successful. In October 2015, we commenced early-stage efforts to develop a social casino gaming application specifically for Pan-Asia. While we have hired experienced professionals to internally develop the platform, this is a new business operation for us which makes it difficult to effectively assess our future prospects. We expect to commit material resources to the development, distribution and ongoing support of the platform and there is no guarantee it will be successfully launched or well received in the market place. It will be based on offering games that are free to play and only a small portion of our players may pay for our products. We cannot assure that any of our efforts will be successful or result in the development or timely launch of our platform, or ultimately produce any material revenue. Further, we remain subject to the risks inherent in any developing business, including those mentioned herein. Some of our assumptions will invariably not materialize and some unanticipated events and circumstances may affect other assumptions. Therefore, the actual results achieved may vary from the pro forma projections considered by management, and the variations may be material.

Our social casino gaming business will suffer if we are unable to develop and launch successful games for mobile platforms and successfully monetize those games. Our ability to successfully develop games for mobile platforms and their ability to achieve commercial success will depend on our ability to:

•	partner with desired mobile platforms in Asia under favorable terms, if at all, and obtain featured marketing opportunities;

•	obtain and comply with regulatory requirements concerning the exploitation and distribution of social casino games, specifically in our target markets in Pan-Asia;

•	compete against monopolistic and IP infringement practices of competing foreign game publishers;

•	secure licensing agreements for game content on favorable terms, if at all;

•	effectively market mobile games to players and retain those players without excess user acquisition costs;

•	achieve viral organic growth;

•	adapt to changing player preferences;

•	adapt games quickly to make sure they are compatible with the ever changing mobile device market;

•	attract and retain talented game designers and engineers who have experience developing games for mobile platforms;

•	adapt game feature sets for limited bandwidth, processing power and screen size of typical mobile devices;

•	minimize launch delays and cost overruns on the development of new games;

•	effectively monetize the games;

•	maintain quality social game experience;

•	provide a compelling and optimal user experience through existing and developing third-party technologies, including third-party software and middleware utilized by our partners;

•	compete successfully against a large and growing number of existing market participants; and

•	minimize and quickly resolve bugs or outages.

Further, as a new entrant in the mobile game market, we may have difficulty predicting the development schedule of new games and forecasting their bookings. If launches are delayed and we are unable to monetize mobile games in the manner that we forecast, our ability to grow revenue and our financial performance will be negatively impacted.

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

Melco International Development Ltd., through its subsidiary EGT Entertainment Holding Limited, is a majority owner of our common stock, giving Melco control over our management and all shareholder actions. On November 25, 2014, EGT Entertainment, a Hong Kong corporation indirectly wholly-owned by Melco, a Hong Kong corporation listed on the main board of Hong Kong Stock Exchange, purchased 6,515,574 shares of our common stock at a price of $2.16 per share in connection with our subscription rights offering. Melco is the indirect majority owner of our Company with approximately 64.8% of our issued and outstanding shares of common stock and has the ability to elect all members of our board of directors and approve (or defeat) all matters that come before the stockholders for approval.

As a result of Melco’s indirect majority ownership of our Company, we have become a “controlled company” as defined by the NASDAQ Marketplace Rules, thereby allowing us to elect out of certain corporate governance requirements mandated by the NASDAQ. As a “controlled company”, within the meaning of NASDAQ Marketplace Rules, we can elect out of certain corporate governance requirements of Rule 5605 of the NASDAQ Marketplace Rules that would otherwise require us to have:

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

We have elected to take advantage of our “controlled company” status and have elected out of the requirement to maintain a majority of independent directors. On March 5, 2015, our board of directors appointed Dennis (Chi Wai) Tam to serve on the board. Mr. Tam currently serves as the Group Finance Director and Head of Human Resources & Administration of Melco and, therefore, is not considered to be an independent director within the meaning of NASDAQ Marketplace Rules. With Mr. Tam’s appointment to our board of directors, we have six members of our board of directors, of which three, or 50%, have been determined by our board of directors to be independent under the NASDAQ Marketplace Rules. As of the date of this report, we do not intend to elect out of any other corporate governance requirements under the NASDAQ Marketplace Rules.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease the following offices and warehouse facilities in Asia and the United States:

Location/Activities	Expiration Date of Lease	Monthly Lease Payment (USD)	Area (sq. ft.)
Cambodia; administrative office	September 2016	1,900	2,421
Cambodia; warehouse facilities	October 2016	600	1,770
Hong Kong; warehouse, manufacturing facilities and administrative offices	August 2018	62,000	21,680
Hong Kong; administrative office	October 2016	4,500	2,045
Philippines; administrative office	September 2016	2,000	1,668
Philippines; operation and administrative offices	June 2016	8,000	37,875
United States; operation and administrative office (1)	June 2016	6,800	N/A

(1)	We rent an office under a sublease for our social casino gaming operations and the monthly rental amount is based on employee headcount. For March 2016, the rent was $6,800.

In the United States, we have a corporate mailing address at 40 E. Chicago Avenue, #186, Chicago, Illinois 60611.

Item 3.	Legal Proceedings

We are a party to certain legal matters as discussed below.

Gaming Partners International Corporation Litigation

On December 21, 2015, Gaming Partners International Corporation, or the Plaintiff, commenced a legal action in the High Court of the Hong Kong Special Administrative Region against Dolphin Products Limited, or Dolphin, our wholly-owned subsidiary.

On January 6, 2016, the Plaintiff filed its Statement of Claim and set out its causes of action, which included inducing a breach of contract, breach of confidence, unlawful interference with trade or business and conspiracy to injure by unlawful means. The Plaintiff claimed, amongst others, (1) an injunction restraining Dolphin from using, accessing, disclosing and/or publishing all confidential information of the Plaintiff for any purposes without the Plaintiff’s consent, (2) an order that Dolphin discloses to the Plaintiff’s solicitors all information, documents and/or items belonging to the Plaintiff in Dolphin’s possession, custody or power and (3) damages to be assessed, interest and costs. On February 17, 2016, Dolphin filed its Defense and has denied any breach or wrongdoing on its part. Dolphin intends to vigorously defend its position.

The Plaintiff also applied for an interim injunction, amongst others, (1) restraining Dolphin from using, accessing, disclosing and/or publishing all confidential information of the Plaintiff pending the trial of the action, and (2) compelling Dolphin to disclose to the Plaintiff’s solicitors all information, documents and/or items belonging to the Plaintiff in Dolphin’s possession, custody or power. On December 24, 2015, at the initial hearing of the application for the interim injunction, the judge refused to grant an interim injunction to be effective immediately, granted time for the parties to file their evidence and adjourned the application until May 5, 2016.

As the action is at a preliminary stage, it is not possible to accurately predict the likely outcome of the case. No accrual has been made for any possible losses in connection with this matter.

Gaming Partners International Corporation commenced separate proceedings in the High Court against an employee of Dolphin and obtained a search order against him. On February 26, 2016, Dolphin applied to the High Court to exclude Dolphin’s property from the scope of the said search order. The judge adjourned the application until May 4, 2016.

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

The following tables set forth the high and low closing sale prices of our common stock as reported by the relevant exchange for each quarter during the past two fiscal years (all historical share price information presented below has been proportionally adjusted to reflect the impact of the reverse split):

2015	Low	High
Fourth Quarter	$1.91	$2.30
Third Quarter	$1.83	$3.00
Second Quarter	$1.64	$2.88
First Quarter	$1.64	$2.12

2014	Low	High
Fourth Quarter	$1.72	$2.92
Third Quarter	$1.60	$3.36
Second Quarter	$2.52	$3.56
First Quarter	$3.36	$4.88

Holders of Record

As of March 15, 2016, we had outstanding 14,464,220 shares of common stock, held by approximately 145 shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of the business.

Equity Compensation Plan Information

We have adopted a 2008 Stock Incentive Plan and authorized 1,250,000 common shares for issuance under the plan. We previously had two other stock options plans, our Amended and Restated 1999 Stock Option Plan and our Amended and Restated 1999 Directors’ Stock Option Plan, both of which expired in January 2009. However, the options previously granted under the expired stock option plans which were outstanding as of the plans’ expiration remain outstanding. Pursuant to the aforementioned plans, as of December 31, 2015, there were options outstanding to purchase 767,476 shares of our common stock with a weighted average exercise price per share of $7.90 and options available for future issuance to purchase 430,078 shares of our common stock.

The following table sets forth certain information as of December 31, 2015 about our stock plans under which our equity securities are authorized for issuance.

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options	Options	Reflected In Column (a))
Equity compensation plans approved by security holders	767,476	$7.90	430,078

The first column reflects outstanding stock options to purchase: (i) 226,252 shares of common stock pursuant to our Amended and Restated 1999 Stock Option Plan with a weighted average exercise price of $13.94; (ii) 4,376 shares of common stock pursuant to our Amended and Restated 1999 Directors’ Stock Option Plan with a weighted average exercise price of $26.78; and (iii) 536,848 shares of common stock pursuant to our 2008 Stock Incentive Plan with a weighted average exercise price of $5.19. The third column reflects 430,078 shares of common stock remaining for issuance under our 2008 Stock Incentive Plan as of December 31, 2015.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the years ended December 31, 2015 and 2014 included elsewhere in this report.

General

We are a gaming company focused on capitalizing on the growth opportunities in growing gaming markets of Asia. We generate revenue in two principal ways: gaming operations and gaming product sales. Our gaming operations comprise slot operations in Cambodia and the Philippines, when permitted, operating under our Dreamworld brand. Our gaming products comprise the manufacture and sale of gaming chips and plaques under our Dolphin brand and the distribution of third-party gaming products in Asia and Australia. In addition, in 2015, we commenced operations to develop and publish an online social casino gaming platform specifically designed for the Pan-Asian market. The platform is in the early stages of development.

Our consolidated revenue for the year ended December 31, 2015 was approximately $31.5 million, of which revenue from the gaming operations and gaming products segments comprised 58% and 42%, respectively, of consolidated revenue. This compares to approximately $22.4 million, of which revenue from the gaming operations and gaming products segments comprised 73% and 27%, respectively, of consolidated revenue for the year ended December 31, 2014.

In November 2014, we completed a fully-subscribed rights offering of our common stock, which netted us cash proceeds of approximately $14.3 million. Our largest shareholder, EGT Entertainment Holding Limited, a wholly-owned subsidiary of Melco International Development Limited, supported the transaction and increased its ownership position from 38.0% to 64.8%.

Gaming Operations

As of December 31, 2015, our gaming operations, which comprised our slot participation business, were located in two countries, Cambodia and the Philippines, and totaled 1,543 EGM seats in operation in six venues. In Cambodia, we had a total of 993 EGM seats in operation in three venues. In the Philippines, we had a total of 550 EGM seats in operation in three venues.

In Cambodia, our gaming operations have largely been focused on our operations in NagaWorld, a premier luxury destination gaming resort and the only licensed full service casino in and around the capital city of Phnom Penh. Pursuant to a machine operation and participation contract between 2010 and February 2016, we jointly operated with NagaWorld a substantial portion of the gaming machine area in prime casino floor locations and we and NagaWorld split the net win from our 670 EGMs placed in their property and certain operating costs related to marketing and floor staff on a respective basis of 25%/75%. The net win, which represented the monies wagered less payouts to customers, from the 670 EGM seats was settled and our share was distributed to us on a daily basis. This contract with NagaWorld commenced on March 1, 2010 and expired on February 29, 2016. The operations have been a primary contributor to our gaming operations revenue and cash flow over the period.

On February 29, 2016, we entered into a machine lease agreement with NagaWorld Limited pursuant to which NagaWorld will lease all of our 670 EGM seats and related equipment in their present locations on the NagaWorld casino floor commencing March 1, 2016. We will be responsible to pay the withholding tax and provide onsite machine and system maintenance but will not provide any other operational support staff. NagaWorld will pay us, on a monthly basis, a fixed fee per machine seat per day. The lease payments will be graduated for the first six months of the agreement. From March 1 through May 31, 2016, the lease payments per machine seat per day will be $22. From June 1 through August 31, 2016, the lease payments will be $20 per machine seat per day. Beginning from September 1, 2016 and thereafter until the contract terminates, the lease payments will be $18 per machine seat per day. The agreement is ongoing in nature and NagaWorld may terminate the agreement upon not less than 30 days’ prior written notice.

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

Dreamworld Club (Poipet) is a slot hall located in the established gaming market of Poipet in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand border. As of December 31, 2015, we had 300 EGM seats placed in this venue. Dreamworld Club (Poipet) operates under a machine operation and participation agreement with a local partner that owns and operates an existing casino in Poipet. Under the terms of the agreement, the local partner allocated, at no expense to us, part of its land with an area of approximately 16,000 square feet to us to develop and construct, at our own design, budget and cost, the slot venue. We are responsible for all capital expenditures for Dreamworld Club (Poipet) and the placement of EGMs and are the sole operators of this venue. We and the local partner split the net win from all the EGMs placed by us at Dreamworld Club (Poipet) and certain operating costs related to marketing and floor staff on a respective basis of 40%/60%.

In the Philippines, our gaming operations comprise three venues in the greater Manila area. For these three venues, our share of the net win per unit per day ranges from 15% to 35%. Contracts for our three venues in the Philippines expire on June 30, 2016 and we have commenced renewal discussions with the venue owners or, in the case of one venue, with PAGCOR.

We seek to selectively pursue projects for both slot participation and gaming development in growing gaming markets in Asia. For slot participation, we intend to pursue opportunities to place our EGMs in prime locations on the gaming floors of major casinos and/or hotels. When possible, we seek to operate our slot operations under our Dreamworld brand. For gaming development, we intend to pursue projects that will enable us to expand our market presence and increase brand equity in our Dreamworld name. We will endeavor to pursue projects that are relatively larger in size and investment than our previous development projects and in more established markets with higher levels of existing natural player traffic. There is no assurance we will be successful in establishing new projects with these characteristics or that any such projects will be successful.

Gaming Products

We engage in the design, manufacture and distribution of gaming chips and plaques under our Dolphin brand from our manufacturing facilities in Hong Kong.

Our customer base for Dolphin gaming chips and plaques includes major casino resorts in Macau, the Philippines and Australia and we believe we have meaningful presence within these markets.

In addition, in the second half of 2014, we expanded the gaming products division to include the distribution of third-party gaming products. We have entered into four distribution agreements for such products as gaming table layouts, UV lights and kiosks. Typically, we sell these products to our existing gaming chip and plaque customers in various markets in Asia. While the sales of these products improved in the year ended December 31, 2015, they still only represent a small amount of total gaming products revenue.

We continue efforts to expand into new markets and product lines for this division.

Social Casino Gaming Platform

In 2015, we commenced operations to develop and publish an online social casino gaming platform. We intend to create free-to-play, mobile, social casino games designed specifically for the under-exploited Pan-Asian market. We have hired experienced social gaming professionals to lead the development efforts. The development of the social casino gaming application is intended to be fully internally funded. We expect total costs, both expensed and capitalized, of approximately $5 million to $6 million for the development and distribution of the platform in the year ended December 31, 2016. The social casino gaming platform is in the early stages of development.

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

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2015 AND 2014

The following table summarizes our operating results on a consolidated basis and separately for each of the two operating segments, namely, gaming operations and gaming products for the years ended December 31, 2015 and 2014. All historical revenues and expenses associated with Dreamworld Casino (Pailin), which closed in June 2014 and was sold in October 2014, have been reclassified as discontinued operations.

			Increase/(Decrease)
			from 2014 to 2015
	Year Ended December 31,		Dollar	%
(amounts in thousands, except per share data)	2015	2014	Amount	Amount

Revenues	$31,509	$22,362	$9,147	41%
Gross profit	$10,763	$4,803	$5,960	124%
Gross margin percentage	34%	21%
Adjusted EBITDA from continuing operations (1)	$11,155	$5,080	$6,075	120%
Operating income/(loss) from continuing operations	$1,230	$(2,507)	$3,737	NM
Net income/(loss) from continuing operations	$820	$(2,506)	$3,326	NM
Net income/(loss)	$820	$(2,831)	$3,651	NM

Basic and diluted earnings/(loss) per share from continuing operations	$0.06	$(0.31)	$0.37	NM

Weighted average common shares outstanding
Basic	14,457	8,188
Diluted	14,485	8,188

Gaming operations:
Revenues	$18,127	$16,364	$1,763	11%
Gross profit	$8,633	$6,586	$2,047	31%
Gross margin percentage	48%	40%

Gaming products:
Revenues	$13,382	$5,998	$7,384	123%
Gross profit/(loss)	$2,130	$(1,783)	$3,913	NM
Gross margin percentage	16%	(30)%

A reconciliation of Adjusted EBITDA to net income/(loss) from continuing operations for the years ended December 31, 2015 and 2014 is provided below.

	Years Ended December 31,
(amounts in thousands)	2015	2014
Net income/(loss) from continuing operations— GAAP	$820	$(2,506)
Interest expense and finance fees	3	4
Interest income	(13)	(2)
Income tax expense/(benefit)	217	(41)
Depreciation and amortization	7,100	7,289
Stock-based compensation expense	83	160
Impairment of assets	2,563	121
Loss on disposition of assets	382	55
Adjusted EBITDA from continuing operations (1)	$11,155	$5,080

(1)	We define “Adjusted EBITDA” as earnings/loss before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our Management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net loss, Adjusted EBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Our calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

Total revenue increased approximately $9.1 million to $31.5 million for the year ended December 31, 2015 compared to approximately $22.4 million in the prior year due to improvements in both operating business divisions. Revenue from gaming operations increased primarily as a result of higher slot operations revenue from NagaWorld partially offset by lower revenue from the Philippines operations. Revenue from the gaming products division increased primarily as a result of higher sales of gaming chips and plaques for initial and follow on orders for several new casino openings as well as to existing customers in the year ended December 31, 2015 compared to the prior year.

Gross profit increased approximately $6.0 million to $10.8 million for the year ended December 31, 2015 compared to approximately $4.8 million in the prior year. The increase was primarily a result of higher slot operations revenue and an increase in sales and gross margin for the gaming products division, as described in greater detail below, compared to the prior year.

Operating income from continuing operations increased approximately $3.7 million to $1.2 million for the year ended December 31, 2015 compared to a loss of approximately $2.5 million in the prior year. The increase was primarily a result of the higher gross profit and lower operating expenses partially offset by approximately $2.6 million in asset impairment expenses in connection with our annual valuation review and approximately $382,000 in loss on disposition of assets, as explained in more detail below, in the year ended December 31, 2015.

Net income from continuing operations increased approximately $3.3 million to $820,000 for the year ended December 31, 2015 compared to a loss of approximately $2.5 million in the prior year primarily as a result of the higher operating income from continuing operations, as explained above, partially offset by higher foreign currency losses and income tax expenses compared to a benefit in the prior year.

Net income increased approximately $3.7 million to $820,000 for the year ended December 31, 2015 compared to a loss of approximately $2.8 million in the prior year. There was no net income/loss from discontinued operations for the year ended December 31, 2015. The net loss for the year ended December 31, 2014 included a net loss of approximately $325,000 from discontinued operations.

Gaming Operations

Revenues from gaming operations consisted of slot participation operations.

	Years Ended December 31,
(amounts in thousands, except per unit data)	2015	2014
Net revenue to the Company
Cambodia slot operations	$14,614	$12,442
Philippines slot operations	2,585	2,912
Service revenue (1)	928	1,010
Consolidated total	$18,127	$16,364

Average daily net win per unit
Cambodia slot operations	$152	$123
Philippines slot operations	$65	$71
Consolidated total	$122	$105

	December 31,
	2015	2014
EGM seats in operation
Cambodia slot operations	993	1,062
Philippines slot operations	550	557
Consolidated total	1,543	1,619

(1)	Service revenue represents reimbursements of certain expenses, which for accounting purposes, are included in the revenue and grossed up in the cost of gaming operations.

Revenue from gaming operations increased approximately $1.8 million to $18.1 million for the year ended December 31, 2015 compared to approximately $16.4 million in the prior year. The increase was primarily due to higher slot operations revenue from the Cambodia operations partially offset by lower revenue from the Philippines operations.

Gaming operations revenue for the years ended December 31, 2015 and 2014 included approximately $928,000 and $1.0 million, respectively, in service revenue related to the reimbursement of net shared costs from casino operators.

Consolidated average net win per unit per day increased $17 to $122 for the year ended December 31, 2015 compared to $105 in the prior year due to increases from the Cambodia operations.

Revenue from Cambodia increased approximately $2.2 million to $14.6 million for the year ended December 31, 2015 compared to approximately $12.4 million in the prior year primarily due to improved performance from NagaWorld. Average net win per unit per day for Cambodia increased $29 to $152 for the year ended December 31, 2015 compared to $123 for the prior year primarily due to improvement from NagaWorld and a lower machine base at Thansur Bokor.

NagaWorld revenue increased approximately $2.1 million to $13.6 million for the year ended December 31, 2015 compared to approximately $11.5 million in the prior year and average net win per unit per day increased $36 to $225 compared to $189 in the prior year. The increases were primarily due to improved player traffic levels. In the year ended December 31, 2014, player traffic levels were negatively impacted in part due to political and labor unrest in the first half of the year and NagaWorld renovations of the casino floor that impacted certain areas of our slot operations in the second half of the year.

Revenue from the Philippines decreased approximately $327,000 to $2.6 million for year ended December 31, 2015 compared to approximately $2.9 million in the prior year. Average net win per unit per day for the Philippines decreased $6 to $65 for year ended December 31, 2015 compared to $71 in the prior year. The decreases were primarily due to increased competition in Manila from new casino resorts, one of which opened in early 2013 and another which soft opened in December 2014.

Due to the increasing competition for our venues in the Philippines, we are focused on enhancing returns on assets in this market through targeted marketing programs and strategic management of the machine mix.

Gross profit from gaming operations increased approximately $2.0 million to $8.6 million for the year ended December 31, 2015 compared to approximately $6.6 million in the prior year primarily due to higher slot operations revenue and lower gaming equipment depreciation expenses. Cost of gaming operations for the year ended December 31, 2015 included approximately $3.1 million of depreciation of gaming property and equipment, $2.4 million of amortization of casino contracts, $252,000 of amortization of other gaming related intangibles and $3.7 million of other operating costs. Cost of gaming operations for the year ended December 31, 2014 included approximately $3.5 million of depreciation of gaming property and equipment, $2.4 million of amortization of casino contracts, $252,000 of amortization of other gaming related intangibles and $3.5 million of other operating costs.

As of December 31, 2015, we had a total of 1,851 EGM seats of which 308 were held in inventory and 1,543 were in operation. Of the 1,543 EGM seats in operation, 993 were in three venues in Cambodia and 550 were in three venues in the Philippines.

	December 31,
	2015		2014
(amounts in thousands, except machine units)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1)	1,543	$2,871	1,619	$5,367
EGMs and systems held for future use	308	114	252	257
Total EGMs and systems	1,851	$2,985	1,871	$5,624

(1)	EGMs and systems used in operations as of December 31, 2015 and 2014 included 31 and 32 EGM seats, respectively, which were in operation on a revenue sharing basis with a lessor and, therefore, their carrying values were not included.

As part of our ongoing efforts to maximize returns and minimize capital expenditures for the gaming operations, we seek to strategically manage our existing EGM base through the redeployment of gaming assets between venues, when appropriate and possible.

Gaming Products

Revenue from gaming products consisted of the design, manufacture and distribution of gaming chips and plaques as well as the distribution of third-party gaming products. Gaming products revenue is subject to fluctuation due to uneven sales order flow, which is largely dependent on new casino development.

Gaming products revenue increased approximately $7.4 million to $13.4 million for the year ended December 31, 2015 compared to approximately $6.0 million in the prior year. The increase was primarily due to higher gaming chip and plaque sales for new casino openings as well as to existing customers in the year ended December 31, 2015 compared to the prior year. Orders from new casino openings represented approximately $4.8 million and $3.5 million in revenue for the years ended December 31, 2015 and 2014, respectively.

Gross profit on gaming products increased approximately $3.9 million to $2.1 million for the year ended December 31, 2015 compared to a loss of approximately $1.8 million in the prior year. The increase in gross profit was primarily due to higher sales volumes and improved production efficiencies.

Social Casino Gaming Platform

In the year ended December 31, 2015, we began development of an online social casino gaming platform, which remains in the early stages. We capitalize costs for the development of the platform and the internal-use software when the planning stage efforts are successfully completed, management has committed project resourcing and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful lives of the related assets. Costs incurred prior to meeting these criteria are expensed to research and development expenses as incurred. For the year ended December 31, 2015, we incurred approximately $272,000 in expenses for research and development activities and approximately $107,000 in capitalized costs related to the development of the social casino gaming platform.

Operating Expenses

The following is a schedule showing operating expenses on a consolidated basis:

			Increase/(Decrease)
	Years Ended December 31,		from 2014 to 2015
(amounts in thousands)	2015	2014	Dollar Amount	% Amount
Selling, general and administrative expenses	$5,872	$6,368	$(496)	(8)%
Stock-based compensation expenses	83	160	(77)	(48)%
Loss on disposition of assets	382	55	327	NM
Impairment of assets	2,563	121	2,442	NM
Research and development expenses	421	387	34	9%
Depreciation and amortization	212	219	(7)	(3)%
Total	$9,533	$7,310	$2,223	30%

 Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $496,000 to $5.9 million for the year ended December 31, 2015 compared to approximately $6.4 million in the prior year. For the year ended December 2015, salaries and wages decreased approximately $358,000 due to lower corporate and gaming operations headcount. Rent expense decreased approximately $162,000 mainly due to the relocation of corporate back office support functions to a nearby smaller rental facility. In addition, advertising, freight and other expenses decreased approximately $90,000 primarily due to various cost reduction initiatives. The decreases were also a result of approximately $170,000 in unusual non-income tax expenses related to the Philippines operation in the year ended December 31, 2014. The decreases were partially offset by higher office expenses, which increased approximately $220,000 due to management and administrative service fees payable to Melco Services Limited, and higher consulting and legal expenses of approximately $64,000 related to corporate matters and new projects.

Stock-Based Compensation Expenses

Stock-based compensation expenses decreased approximately $77,000 to $83,000 for the year ended December 31, 2015 compared to approximately $160,000 in the prior year primarily due to a decrease in average stock prices and no new option grants being issued during the year ended December 31, 2015.

Loss on Disposition of Assets

Loss on disposition of assets was approximately $382,000 for the year ended December 31, 2015 primarily due to the disposal of obsolete machinery for the gaming products operations. Loss on disposition of assets was approximately $55,000 for the year ended December 31, 2014 primarily due to the disposal of leasehold improvements relating to the expansion of the gaming products production facilities.

Impairment of Long-Lived Assets

Impairment of long-lived assets was approximately $2.6 million for the year ended December 31, 2015 primarily related to the write-down of building infrastructure and related gaming assets for Dreamworld Club (Poipet) as well as the write-down of prepaid leases and other assets related to previously planned gaming projects that are no longer intended to be pursued. Impairment of long-lived assets was approximately $121,000 for the year ended December 31, 2014 primarily related to the write-down of obsolete plant and machinery.

Research and Development Expenses

Research and development expenses increased approximately $34,000 to $421,000 for the year ended December 31, 2015 compared to approximately $387,000 in the prior year. This increase was primarily a result of approximately $272,000 in expenses related to the development of our new social casino gaming platform partially offset by decreased activities in new product development for the gaming products operations in the year ended December 31, 2015.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased approximately $7,000 to $212,000 for the year ended December 31, 2015 compared to approximately $219,000 in the prior year as depreciation expenses related to new systems and computer equipment for the corporate office were largely offset by other fully depreciated office equipment.

Other (Expenses)/Income

Other expenses increased approximately $153,000 to $193,000 for the year ended December 31, 2015 compared to approximately $40,000 in the prior year. The increase in other expenses was primarily due to an increase in foreign currency losses mainly as a result of the settlement of U.S. dollar denominated payables for the Philippines operations with an appreciated U.S. dollar compared to the prior year.

Income Tax Provision

Effective tax rates were approximately 20.9% and 1.6% for the years ended December 31, 2015 and 2014, respectively. The fixed obligation tax arrangement for Cambodia is subject to annual renewal and negotiation and was renewed for EGT Cambodia for 2015. The fixed tax expenses are included in selling, general and administrative expenses for EGT Cambodia for the years ended December 31, 2015 and 2014 and in discontinued operations for Dreamworld Casino (Pailin) for the year ended December 31 2014.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 2015, we had total cash and cash equivalents of approximately $30.7 million and working capital of approximately $31.6 million. Our cash and working capital during the year ended December 31, 2015 was positively impacted by cash flow from operating activities of approximately $14.7 million partially offset by purchases of equipment for the gaming products division and EGMs and related systems for the gaming operations division.

Since December 31, 2015, our cash flow from operations has been positively impacted by our NagaWorld operations partially offset by increased expenses related to the development of the social casino gaming platform. However, our machine operation and participation contract with NagaWorld expired on February 29, 2016 and, on March 1, 2016, we entered a new machine lease agreement, as described above, which provides us significantly lower cash flow from these operations. The reduced cash flow from our NagaWorld operations, along with approximately $4 million to $4.5 million in operating costs and expenses related to the development of the social casino gaming operations and reduced demand for gaming products due to fewer anticipated orders related to new casino openings, are expected to negatively impact our cash flow from operations for the year ended December 31, 2016.

We continue to pursue new projects in both existing and new businesses to replace the reduced cash flow from the NagaWorld operations. However, there is no guarantee we will be successful in these efforts.

We presently expect that our capital expenditures for 2016 will be approximately $3.5 million to $4.5 million, excluding the costs and expenses of any new projects or the possible renewal of existing slot contracts. This primarily includes: approximately $2 million to $2.3 million for EGMs and system purchases and upgrades for gaming operations to enhance performance in certain venues, approximately $500,000 to $700,000 for new plant and equipment for gaming products to further enhance capacity utilization and production efficiencies when possible; and approximately $1 million to $1.5 million for the development of the social casino gaming platform.

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

Cash Flow Summaries

	Years Ended December 31,
(amounts in thousands)	2015	2014
Cash provided by/(used in):
Operations	$14,654	$889
Investing	(1,390)	(3,223)
Financing	—	14,348
Effect of exchange rate changes on cash	116	(14)
Net increase in cash and cash equivalents	$13,380	$12,000

Operating

Cash provided by operating activities was approximately $14.7 million for the year ended December 31, 2015 compared to approximately $889,000 in the prior year. For the year ended December 31, 2015, cash provided by operating activities primarily resulted from operating income from both the gaming operations and gaming products divisions and a decrease in the use of funds for working capital. For the year ended December 31, 2014, cash provided by operating activities primarily resulted from operating income from the gaming operations division partially offset by an increase in the use of funds for working capital and operating losses incurred by the gaming products division.

Investing

Cash used in investing activities was approximately $1.4 million for the year ended December 31, 2015 compared to approximately $3.2 million in the prior year. The decrease in cash used in investing activities was mainly a result of lower capital expenditures related to the purchase of equipment for the gaming products division in the year ended December 31, 2015 as well as the receipt of a settlement balance related to the disposal of the Dreamworld Leisure (Pailin) Limited subsidiary in the year ended December 31, 2015.

Financing

Cash used in financing activities was NIL for the year ended December 31, 2015. Cash provided by financing activities was approximately $14.3 million for the year ended December 31, 2014, which represented the net proceeds of the subscription rights offering that concluded on November 25, 2014.

Financial Condition

	December 31,
(amounts in thousands)	2015	2014
Total assets	$45,285	$44,654
Total liabilities	(3,731)	(3,959)
Total stockholders’ equity	$41,554	$40,695

Changes from December 31, 2014 to December 31, 2015 were primarily due to the following:

•	Cash increased approximately $13.4 million primarily due to cash flow from operations partially offset by the capital expenditures for the gaming operations and gaming products divisions during the year.

•	Net receivables due from related parties decreased approximately $1.9 million due to the settlement of gaming chip and plaque orders delivered in the fourth quarter of 2014.

•	Prepaid expenses decreased due to prepayments of two large gaming chip and plaque orders that had been delivered in the first quarter of 2015.

•	Accrued expenses decreased primarily due to accrued non-income tax liabilities related to the Philippines operations.

•	Gaming equipment and casino contracts decreased primarily due to the impairment of assets and depreciation and amortization charges for the year ended December 31, 2015.

•	Stockholder’s equity increased primarily due to operating income generated during the year ended December 31, 2015.

Contractual Cash Obligations

Our contractual cash obligations under operating leases for the next five years as of December 31, 2015 were as follows:

		Payments Due by Period
(amounts in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$2,172	$908	$1,264	$—	$—

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

Allowance for Doubtful Accounts Receivable

As of December 31, 2015, we had net accounts receivable of approximately $724,000, representing 2% of total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowances for aged account balances. Revenue is recognized on a cash basis for customers with doubtful accounts receivable. Our allowance for doubtful accounts receivable was NIL as of December 31, 2015 and 2014.

Inventory

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. Our inventory provision was approximately NIL and $87,000 for the years ended December 31, 2015 and 2014, respectively.

Gaming Equipment and Property and Equipment

As of December 31, 2015, we had gaming equipment and property and equipment of approximately $8.9 million, representing 20% of total assets. We depreciate gaming equipment and property and equipment on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as the current operating strategy and legal considerations such as contractual lives. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require a change in the estimated useful lives of such assets.

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

Goodwill and Intangible Assets, including Casino Contracts

As of December 31, 2015, we had intangible assets, including goodwill, capitalized software costs and casino contracts of approximately $1.3 million, representing 3% of total assets. Goodwill is not subject to amortization and is tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment provision will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized.

Finite-life intangible assets, including casino contracts are amortized on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as legal considerations such as contractual life. Future events, such as technology obsolescence could result in a change in the manner in which we use the assets and require a change in the estimated useful lives of such assets. Finite-lived intangible assets, including casino contracts are tested for impairment and recoverability when there are indicators of impairment. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment provision will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized. As of December 31, 2015, we had casino contracts and a gaming operation agreement aggregating approximately $623,000, representing 50% of total intangible assets.

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

Stock-based compensation expenses totaled approximately $83,000 and $160,000 for the years ended December 31, 2015 and 2014, respectively, in the accompanying consolidated statements of comprehensive income/loss.

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the tax treatment is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is “more-likely-than-not” that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. We recognize interest and penalties, if any, related to unrecognized tax benefits in the provision of income taxes in the accompanying consolidated statements of comprehensive income/loss.

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

In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” to January 1, 2018. We are currently in the process of evaluating the impact of the prescribed change on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which amends existing guidance on the presentation of deferred income tax assets and liabilities. The amendments in the ASU require that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This ASU will be effective for the Company on January 1, 2017, with earlier adoption permitted. We are currently evaluating its effect on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which intends to improve the recognition and measurement of financial instruments. The ASU will be effective for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently assessing the potential impact of this ASU on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842): Accounting for Leases”, which changes the accounting for leases, including a requirement to record all leases on the balance sheet as assets and liabilities. This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of adopting the new leases standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations”, which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for this ASU is the same as the effective date for ASU 2014-09, “Revenue from Contracts with Customers”. We are currently assessing the potential impact of this ASU on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Entertainment Gaming Asia Inc.:

We have audited the accompanying consolidated balance sheets of Entertainment Gaming Asia Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income/loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Gaming Asia Inc. and subsidiaries at December 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG
Hong Kong SAR
March 30, 2016

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$30,681	$17,301
Accounts receivable, net	724	830
Amounts due from related parties	257	2,112
Other receivables	78	316
Inventories	2,378	2,617
Prepaid expenses and other current assets	295	1,447
Contract amendment fees	18	—
Total current assets	$34,431	$24,623

Gaming equipment, net	$2,985	$5,624
Casino contracts	528	2,982
Property and equipment, net	5,919	8,895
Goodwill	332	351
Intangible assets, net	391	595
Contract amendment fees	—	126
Deferred tax assets	274	142
Prepaids, deposits and other assets	425	1,316
Total assets	$45,285	$44,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$288	$645
Amount due to related parties	239	47
Accrued expenses	1,755	2,009
Income tax payable	2	—
Deferred revenue	9	—
Customer deposits and other current liabilities	529	306
Total current liabilities	2,822	3,007

Other liabilities	880	845
Deferred tax liability	29	107
Total liabilities	3,731	3,959
Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 38,000,000 (2014: 18,750,000) shares authorized; 14,464,220 (2014: 14,471,095) shares issued and outstanding	14	14
Additional paid-in-capital	47,763	47,680
Accumulated other comprehensive income	709	753
Accumulated losses since January 1, 2011 ($386.1 million accumulated deficit eliminated)	(6,933)	(7,753)
Total EGT stockholders’ equity	41,553	40,694
Non-controlling interest	1	1
Total stockholder’s equity	41,554	40,695
Total liabilities and stockholders’ equity	$45,285	$44,654

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income / Loss

(amounts in thousands, except per share data)

	Years Ended December 31,
	2015	2014
Revenues:
Gaming operations	$18,127	$16,364
Gaming products	13,382	5,998
Total revenues	31,509	22,362

Operating costs and expenses:
Cost of gaming operations
Gaming property and equipment depreciation	3,073	3,538
Casino contract amortization	2,436	2,445
Other gaming related intangibles amortization	252	252
Other operating costs	3,733	3,543
Cost of gaming products	11,252	7,781
Selling, general and administrative expenses	5,955	6,528
Loss on disposition of assets	382	55
Impairment of assets	2,563	121
Research and development expenses	421	387
Depreciation and amortization	212	219
Total operating costs and expenses	30,279	24,869

Income/(loss) from operations	1,230	(2,507)

Other (expenses)/income:
Interest expense and finance fees	(3)	(4)
Interest income	13	2
Foreign currency losses	(241)	(60)
Other	38	22
Total other expenses	(193)	(40)

Income/(loss) from continuing operations before income tax	1,037	(2,547)

Income tax (expense)/benefit	(217)	41

Net income/(loss) from continuing operations	820	(2,506)
Net loss from discontinued operations, net of tax	—	(325)

Net income/(loss) attributable to EGT stockholders	$820	$(2,831)

Other comprehensive income/(loss):
Defined benefit pension plan	3	(12)
Foreign currency translation	(47)	23
Total other comprehensive (loss)/income, net of tax	(44)	11

Comprehensive income/(loss) attributable to EGT stockholders	$776	$(2,820)

Per share data (basic and diluted)
Earnings/(loss)	$0.06	$(0.35)
Earnings/(loss) from continuing operations	$0.06	$(0.31)
Earnings/(loss) from discontinued operations, net of tax	$—	$(0.04)

Weighted average common shares outstanding
Basic	14,457	8,188
Diluted	14,485	8,188

 The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2015 and 2014

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Non-controlling
(amounts in thousands, except per share data)	Shares	Dollars	Capital	losses	Income	Interest	Total
Balances, January 1, 2014	7,507,302	$7	$33,179	$(4,922)	$742	$1	$29,007

Net loss				(2,831)			(2,831)
Other comprehensive income					11		11
Issuance of restricted stock	19,375	—	—				—
Stock-based compensation			160				160
Right Offering	6,944,418	7	14,341				14,348

Balances, December 31, 2014	14,471,095	$14	$47,680	$(7,753)	$753	$1	$40,695
Balances, January 1, 2015	14,471,095	$14	$47,680	$(7,753)	$753	$1	$40,695

Net Income				820			820
Other comprehensive loss					(44)		(44)
Retirement of unvested restricted stock	(6,875)	—	—				—
Stock-based compensation			83				83

Balances, December 31, 2015	14,464,220	$14	$47,763	$(6,933)	$709	$1	$41,554

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Years Ended December 31,
	2015	2014
Cash flows provided by operating activities:
Net income/(loss)	$820	$(2,831)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation of gaming equipment and property and equipment	4,363	4,622
Foreign currency losses	3	4
Impairment of assets	2,563	121
Amortization of casino contracts	2,436	2,445
Loss on disposition of assets	382	55
Amortization of intangible assets	302	302
Deferred income tax	(145)	(234)
Amortization of contract amendment fees	108	108
Stock-based compensation expense	83	160
Provision for pension/retirement benefits	(5)	(4)
Write-off of tax receivables	32	579
Gain on disposition of subsidiary, including property and equipment	—	(64)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	116	167
Inventories	235	(956)
Prepaid expenses and other current assets	1,153	(930)
Prepaids, deposits and other assets	501	(62)
Accounts payable	(292)	(241)
Amounts due from/to related parties	2,049	(1,977)
Accrued expenses and other liabilities	(283)	(324)
Customer deposits and other current liabilities	222	(51)
Income tax payable	2	—
Deferred revenue	9	—
Net cash provided by operating activities	14,654	889

Cash flows used in investing activities:
Construction/purchase of property and equipment	(983)	(2,956)
Purchases of gaming machines and systems	(563)	(515)
Proceeds from sale of gaming equipment and property and equipment	63	80
Proceeds from sale of subsidiary related to discontinued operations	200	168
Development/purchase of intangibles	(107)	—
Net cash used in investing activities	(1,390)	(3,223)

Cash flows provided by financing activities:
Rights offering	—	14,348
Net cash provided by financing activities	—	14,348

Effect of exchange rate changes on cash	116	(14)
Increase in cash and cash equivalents	13,380	12,000
Cash and cash equivalents at beginning of year	17,301	5,301
Cash and cash equivalents at end of year	$30,681	$17,301

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Description of Business and Significant Accounting Policies

The business activities of the Company entail: (i) the owning and leasing of electronic gaming machines (EGMs) placed in resorts, hotels and other venues in Cambodia and the Philippines on a fixed lease or revenue sharing basis with venue owners; (ii) the design, manufacture and distribution of gaming chips and plaques under our Dolphin brand and distribution of third-party gaming products to major casinos in Southeast Asia and Australia; and (iii) the early-stage development of a social casino gaming platform designed for the Pan-Asian market.

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

Principles of Consolidation

These consolidated financial statements include the accounts of Entertainment Gaming Asia Inc. and all its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation.

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

Non-current assets held for discontinued operations are carried at the lower of carrying amount or fair value less costs to sell. Any gain or loss from disposal of a business, together with the results of these operations until the date of disposal, is reported separately as discontinued operations. The financial information of discontinued operations is excluded from the respective captions in the Company’s consolidated statements of comprehensive income/loss and related notes for all years presented.

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of December 31, 2015, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $30.4 million.

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

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads. Inventories included a lower of cost or market (LCM) write-down of approximately NIL and $87,000 for the years ended December 31, 2015 and 2014, respectively.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. For the year ended December 31, 2015, the Company recorded an impairment loss of approximately $2.6 million primarily related to the write-down of building infrastructure and related gaming assets for Dreamworld Club (Poipet) as well as the write-down of prepaid leases and other assets related to previously planned gaming projects that are no longer intended to be pursued. For the year ended December 31, 2014, the Company recorded an impairment loss of approximately $121,000 primarily related to the write-off of obsolete plant and machinery.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid lease, prepaid value-added taxes in foreign countries, prepayments to suppliers, rental and utilities and other deposits.

Gaming Equipment

Gaming equipment consists primarily of EGMs and systems. Gaming equipment is stated at cost. The Company depreciates new gaming equipment over a five-year useful life and depreciates refurbished gaming equipment over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $2.4 million and $2.9 million was included in cost of gaming operations in the consolidated statements of comprehensive income/loss for the years ended December 31, 2015 and 2014, respectively.

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

Depreciation of property and equipment of approximately $652,000 and $608,000 was included in the cost of gaming operations in the consolidated statements of comprehensive income/loss for the years ended December 31, 2015 and 2014, respectively.

Depreciation of property and equipment of approximately $1.1 million and $810,000 was included in cost of gaming products in the consolidated statements of comprehensive income/loss for the years ended December 31, 2015 and 2014, respectively.

Goodwill and Intangible Assets, Including Casino Contracts

Intangible assets consist of patents, trademarks, technical know-how, a gaming operations agreement, casino contracts, capitalized software costs and goodwill. Intangible assets other than goodwill are amortized on the straight-line basis over the period of time the asset is expected to contribute directly capitalized software costs or indirectly to future cash flows, which ranges from four to ten years. The straight-line amortization method is utilized because the Company believes there is no more reliably determinable method of reflecting the pattern for which the economic benefits of the intangible assets are consumed or otherwise used.

The Company capitalizes certain costs relating to software developed to solely meet the Company’s internal requirements and for which there are no substantive plans to market the software. These costs mainly include payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software projects during the application development stage until the software is substantially complete and ready for its intended use. Costs incurred prior to the criteria met for capitalization are expensed to research and development expenses as incurred. Management has committed the resources of developing social gaming application, and it is probable that the social gaming application will be completed and the software will be used as intended. Such capitalized costs are amortized on a straight-line basis over the estimated useful life of the related assets.

Amortization expenses related to casino contracts were approximately $2.4 million for the years ended December 31, 2015 and 2014. Amortization expenses related to other gaming related intangibles were approximately $252,000 for the years ended December 31, 2015 and 2014. The amounts were accounted for as cost of gaming operations in the consolidated statements of comprehensive income/loss. Amortization expenses related to technical know-how were approximately $26,000 for the years ended December 31, 2015 and 2014. The amounts were accounted for as cost of gaming products in the consolidated statements of comprehensive income/loss. Amortization expenses related to patents and trademarks were approximately $24,000 for the years ended December 31, 2015 and 2014. The amounts were accounted for as depreciation and amortization expenses in the consolidated statements of comprehensive income/loss.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the years ended December 31, 2015 and 2014.

Additional Paid-In-Capital

For the year ended December 31, 2014, the increase in additional paid-in-capital account mainly represented issuance of non-cash stock option compensation and the net cash proceeds received from the Company’s subscription rights offering.

Litigation and Other Contingencies

In the performance of its ordinary course of business operations, the Company is subject to risks of various legal matters, litigation and claims of various types. The Company has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. See Note 17.

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

Revenues are recognized as earned unless collection is not reasonably assured, in which case revenues are recognized when the payment for net winnings is received. All slot operations revenues were recognized as earned during the years ended December 31, 2015 and 2014.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fee balances related to contract amendments of approximately $18,000 and $126,000 as of December 31, 2015 and 2014, respectively.

For the discontinued casino operations, the Company’s revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in their possession, if any. Cash discounts, other cash incentives related to casino play and commissions rebated through junkets or tour guides, if any, to customers are recorded as a reduction to casino revenue. Consequently, the Company’s casino revenues are reduced by discounts and commissions. Promotional allowances represent goods and services, which would be accounted for as revenue if sold, that a casino gives to customers as an inducement to gamble at that establishment. Such goods and services include food and beverages. The Company includes the retail value of promotional allowances in gross revenues and deducts it from gross revenues to reach net revenues on the face of the consolidated statements of comprehensive income/loss. The Company does not accrue jackpot liabilities for its EGM base and progressive jackpots as regulations do not prohibit removal of gaming machines from the gaming floor without payment of the jackpots.

The Company also earned recurring gaming revenue through leasing table game equipment and providing casino management services to gaming operators within its casino property. Revenues from gaming table leasing arrangements were recognized as earned over the contractual terms of the arrangement between the Company and the gaming promoters and are included in discontinued operations.

Gaming Products Sales

The Company recognizes revenue from the sale of its gaming products and accessories to end users upon shipment against customer contracts or purchase orders. In accordance with the criteria of ASC 605-45, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes gross revenue when it acts as a principal, has discretion to choose suppliers and establish selling price, bears credit risk and provides the products or services required in the transaction. If the above criteria are not met, in which the supplier is the primary obligor in the arrangement and bears the general inventory risk, the Company recognizes revenue net of related costs. The Company also recognizes revenue for the maintenance services of gaming products on a straight line basis over the contract term in accordance with ASC 605, Revenue Recognition.

The Company also recognizes revenue from the sale of its gaming products and accessories to end users on bill-and-hold arrangements when all of the following have been satisfied:

•	The risk of ownership must be passed to the buyer;

•	The customer must have a fixed commitment to purchase the goods;

•	The buyer, not the Company, must request that the transaction be on a bill-and-hold basis;

•	There must be a fixed schedule for the delivery of goods;

•	The Company must not have specific performance obligations such that the earning process is not complete;

•	The ordered goods must be segregated from the Company’s inventory and not subject to being used to fill other orders; and

•	The product must be complete and ready for shipment.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is completed and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 12 for additional information relating to stock-based compensation assumptions. Stock-based compensation expenses totaled approximately $83,000 and $160,000 for the years ended December 31, 2015 and 2014, respectively.

Employee Defined Contribution Plan

The Company operates a mandatory provident fund scheme, the MPF Scheme, under the Mandatory Provident Fund Schemes Ordinance for its employees in Hong Kong. The assets of the MPF Scheme are held separately from those of the Company in an independently administered fund. Contributions are made based on a percentage of the employees’ basic salaries and are expensed as and when the contributions fall due. The Company has no legal obligation for the benefits beyond the contributions. The total amounts of such employer contributions, which were expensed as incurred, were approximately $172,000 and $162,000 for the years ended December 31, 2015 and 2014, respectively.

Research and Development

Research and development expenses are expensed as incurred. Employee-related costs associated with research and development and certain costs associated with the development of the social casino platform are included in research and development expenses.  Research and development expenses were approximately $421,000 and $387,000 for the years ended December 31, 2015 and 2014, respectively.

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

A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred. The Company had no capital leases as of December 31, 2015 or 2014.

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

Earnings/(Loss) per Share

Basic earnings/(loss) per share are computed by dividing the reported net earnings/(loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options and restricted shares during the period. The computation of diluted earnings per share excludes the impact of stock options and restricted shares that are anti-dilutive due to the stock options’ exercise price exceeding the Company’s stock price as of December 31, 2015. There were no differences in diluted loss per share from basic loss per share for the year ended December 31, 2014 as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

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

Below is a summary of closing exchange rates as of December 31, 2015 and 2014 and average exchange rates for the years ended December 31, 2015 and 2014, respectively.

(US$1 to foreign currency)	December 31, 2015	December 31, 2014
Australian dollar	1.37	1.23
Hong Kong dollar	7.75	7.76
Philippine peso	47.17	44.84
Thai baht	36.07	32.97

	Year Ended December 31,
(US$1 to foreign currency)	2015	2014
Australian dollar	1.33	1.11
Hong Kong dollar	7.75	7.75
Philippine peso	45.50	44.47
Thai baht	34.25	32.54

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

As of December 31, 2015, the fair values of financial assets and liabilities approximate carrying values due to the short maturities of these items.

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

The company recorded an increase of approximately $3,000 to accumulated other comprehensive income with in stockholders’ equity for the year ended December 31, 2015 and a decrease of approximately $12,000 to accumulated other comprehensive income with in stockholders’ equity for the year ended December 31, 2014

Asset Retirement Obligations

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

The Company records all asset retirement obligations for which it has legal obligations to remove all installation works and reinstate the manufacturing facilities to its original state at its estimated fair value. For the years ended December 31, 2015 and 2014, the Company recognized approximately $7,000 and NIL, respectively, as asset retirement obligation operating costs related to accretion of the liabilities.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which amends existing guidance on the presentation of deferred income tax assets and liabilities. The amendments in the ASU require that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This ASU will be effective for the Company on January 1, 2017, with earlier adoption permitted. We are currently evaluating its effect on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which intends to improve the recognition and measurement of financial instruments. The ASU will be effective for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently assessing the potential impact of this ASU on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842): Accounting for Leases”, which changes the accounting for leases, including a requirement to record all leases on the balance sheet as assets and liabilities. This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of adopting the new leases standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations”, which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for this ASU is the same as the effective date for ASU 2014-09, “Revenue from Contracts with Customers”. We are currently assessing the potential impact of this ASU on our consolidated financial statements.

Note 2. Segments

The Company conducts business under two operating segments: (i) gaming operations, which include leasing of its owned EGMs on a fixed or revenue-sharing basis; and (ii) gaming products, which consist of the design, manufacture and distribution of gaming chips and plaques as well as the distribution of third-party gaming product.

The Company previously owned and operated a casino in the Pailin Province of Cambodia. In June 2014, the Company ceased operation of the casino and entered into an agreement to sell 100% of the issued capital shares of the Company’s wholly-owned Cambodian subsidiary established for the purpose of owning and operating the casino. All the related historical revenues and expenses for the casino in Pailin have been reclassified as discontinued operations. The accounting policies of the discontinued operations are consistent with the Company’s policies for the accompanying consolidated financial statements.

The following table presents the financial information for each of the Company’s operating segments. Given the early stages of the social casino gaming operations, the related costs and expenses are included under corporate and other costs and expenses.

	Years Ended December 31,
(amounts in thousands)	2015	2014
Revenues:
Gaming operations	$18,127	$16,364
Gaming products	13,382	5,998
Total revenues	$31,509	$22,362

Operating income/(loss):
Gaming operations operating income	$6,114	$6,621
Gaming products operating income/(loss)	1,554	(2,381)
Corporate and other operating costs and expenses	(6,438)	(6,747)
Total operating income/(loss)	$1,230	$(2,507)

	December 31,
(amounts in thousands)	2015	2014
Identifiable assets:
Gaming operations	$22,763	$19,184
Gaming products	13,403	12,912
Corporate	9,119	12,558
Total identifiable assets	$45,285	$44,654

	December 31,
(amounts in thousands)	2015	2014
Goodwill:
Gaming operations	$332	$351

	Years Ended December 31,
(amounts in thousands)	2015	2014
Capital expenditures:
Gaming operations	$740	$587
Gaming products	760	2,796
Corporate	153	88
Total capital expenditures	$1,653	$3,471

Depreciation and amortization:
Gaming operations	$5,799	$6,293
Gaming products	1,206	935
Corporate	95	61
Total depreciation and amortization	$7,100	$7,289

Impairment of assets:
Gaming operations	$2,563	$15
Gaming products	—	106
Total impairment of assets	$2,563	$121

Interest expenses and finance fees:
Corporate	$3	$4

Income tax expense/(benefit):
Gaming operations (1)	$236	$—
Corporate	(19)	(41)
Total income tax expense/(benefit)	$217	$(41)

(1)	The Company is required to pay a fixed gaming obligation tax for its operations in Cambodia. The amounts paid were approximately $137,000 and $122,000 for the years ended December 31, 2015 and 2014, respectively, and were included in selling, general and administrative expenses.

Geographic segment revenues for the years ended December 31, 2015 and 2014 are as follows:

	Years Ended December 31,
(amounts in thousands)	2015	2014
Cambodia	$15,486	$13,530
Philippines	9,978	7,467
Macau	2,982	761
Australia	1,568	532
Russia	1,485	—
Others	10	72
Total	$31,509	$22,362

For the year ended December 31, 2015, the largest customer in the gaming operations segment represented 75% of total gaming operations revenue and the largest customer in the gaming products segment represented 37% of total gaming products revenue. For the year ended December 31, 2014, the largest customer in the gaming operations segment represented 70% of total gaming operations revenue and the largest customer in the gaming products segment represented 59% of total gaming products revenue.

Long-lived assets, goodwill and intangible assets identified by geographic segments consisted of the following:

	December 31,
(amounts in thousands)	2015	2014
Cambodia	$3,517	$10,219
Hong Kong	5,278	6,449
Philippines	1,295	1,664
United States	65	115
Total	$10,155	$18,447

Note 3.	Inventories

Inventories consisted of the following:

	December 31,
(amounts in thousands)	2015	2014
Raw materials	$1,742	$1,866
Work-in-process (1)	80	600
Finished goods (2)	443	—
Spare parts	113	151
Total	$2,378	$2,617

(1)	Work-in-process decreased from December 31, 2014 to December 31, 2015 due to fewer gaming chip and plaque orders in process as of December 31, 2015.

(2)	Finished goods increased from December 31, 2014 to December 31, 2015 in preparation for gaming chip and plaque orders expected to be delivered in the first quarter of 2016.

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
(amounts in thousands)	2015	2014
Prepayments to suppliers (1)	$292	$1,434
Prepaid leases	3	13
Total	$295	$1,447

(1)	Prepayments to suppliers decreased from December 31, 2014 to December 31, 2015 due to higher deposit payments in the year ended December 31, 2014 related to the outsourcing of certain gaming products orders delivered in early 2015.

Note 5.	Receivables

Accounts and other receivables consisted of the following:

	December 31,
(amounts in thousands)	2015	2014
Trade receivables	$724	$830
Other receivables	78	316
	802	1,146
Less: allowance for doubtful accounts	—	—
Net	$802	$1,146

Note 6.	Gaming Equipment

Gaming equipment is stated at cost less accumulated depreciation. The major categories of gaming equipment and accumulated depreciation consisted of the following:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2015	2014
EGMs (1)	3-5	$16,215	$17,844
Systems	5	1,335	1,503
		17,550	19,347
Less: accumulated depreciation		(14,565)	(13,723)
Net carrying value		$2,985	$5,624

(1)	EGMs decreased from December 31, 2014 to December 31, 2015 due to the write-off of approximately $700,000 in gaming equipment related to the Dreamworld Club (Poipet) operations in the year ended December 31, 2015.

Depreciation expense of gaming equipment of approximately $2.4 million and $2.9 million was included in cost of gaming operations in the consolidated statements of comprehensive income/loss for the years ended December 31, 2015 and 2014, respectively.

Note 7.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The major categories of property and equipment and accumulated depreciation consisted of the following:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2015	2014
Equipment, vehicles, furniture and fixtures	3-10	$6,290	$6,697
Land and building (1)	5	1,506	2,928
Leasehold improvements	1-6	1,400	1,421
Construction in progress	N/A	—	634
		9,196	11,680
Less: accumulated depreciation		(3,277)	(2,785)
Net carrying value		$5,919	$8,895

(1)	Land and building decreased from December 31, 2014 to December 31, 2015 due to the write-off of approximately $600,000 in building infrastructure related to the Dreamworld Club (Poipet) operations in the year ended December 31, 2015.

Depreciation expense of property and equipment of approximately $652,000 and $608,000 was recorded in cost of gaming operations in the consolidated statements of comprehensive income/loss for the years ended December 31, 2015 and 2014, respectively.

Depreciation expense of property and equipment of approximately $1.1 million and $810,000 was included in cost of gaming products in the consolidated statement of comprehensive income/loss for the years ended December 31, 2015 and 2014, respectively.

Note 8.	Goodwill and Intangible Assets, including Casino Contracts

Goodwill and intangible assets, if any, are stated at cost less accumulated amortization. The major categories of goodwill and intangible assets and accumulated amortization consisted of the following:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2015	2014
Gaming operation agreement	4-5	$1,166	$1,175
Less: accumulated amortization		(1,070)	(818)
		96	357

Goodwill	N/A	332	351

Patents	5-6	114	114
Less: accumulated amortization		(104)	(83)
		10	31

Trademarks	5-9	26	26
Less: accumulated amortization		(15)	(12)
		11	14

Technical know-how	10	261	261
Less: accumulated amortization		(94)	(68)
		167	193

Casino contracts	5-6	12,637	12,754
Less: accumulated amortization		(12,109)	(9,772)
		528	2,982

Internal–use software		107	—
Net carrying value		$1,251	$3,928

Amortization expenses for finite-lived intangible assets were approximately $2.7 million for the years ended December 31, 2015 and 2014.

Goodwill movements during the year consisted of the following:

(amounts in thousands)	2015	2014
Balance as of January 1	$351	$353
Foreign currency translation adjustment	(19)	(2)
Balance as of December 31	$332	$351

Annual estimated amortization expense for each of the five succeeding years and thereafter consist of the following:

(amounts in thousands)

2016	663
2017	29
2018	29
2019	28
2020	26
Thereafter	37
Total	$812

Note 9.	Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

	December 31,
(amounts in thousands)	2015	2014
Prepaid taxes (1)	$—	$323
Prepaid lease (2)	—	211
Prepayments to suppliers	34	454
Rental, utilities and other deposits	391	328
Total	$425	$1,316

(1)	Prepaid taxes as of December 31, 2014 were fully utilized in the year ended December 31, 2015 to offset the current income tax expense for the Philippines operations.

(2)	The prepaid lease as of December 31, 2014 consisted of land lease prepayments for a gaming development project located in Cambodia, which was written off as of December 31, 2015.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
(amounts in thousands)	2015	2014
Payroll and related costs	$626	$723
Professional fees	339	350
Withholding tax expenses	549	583
Other tax expenses	44	44
Others	197	309
Total	$1,755	$2,009

Note 11.	Other Liabilities

Other liabilities consisted of the following:

	December 31,
(amounts in thousands)	2015	2014
Other tax liabilities	$754	$819
Others	126	26
Total	$880	$845

Note 12.	Stock-Based Compensation

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

The maximum number of shares reserved for issuance under the 2008 Plan is 1,250,000 shares. The exercise price of options granted under the 2008 Plan shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, in which case the exercise price shall then be 110% of the fair market value. The outstanding stock options generally vest over three years and have ten-year contractual terms.

In the year ended December 31, 2015, there were no grants of stock options or restricted stock awards and there were no exercises of outstanding stock options.

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

As of December 31, 2015, stock options for the purchase of 226,252 shares and 4,376 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of December 31, 2015, stock options for the purchase of 536,848 shares of common stock were outstanding under the 2008 Plan.

As of December 31, 2015, stock options for the purchase of 734,976 shares of common stock were exercisable with a weighted average exercise price of $7.95, a weighted average fair value of $3.35 and an aggregate intrinsic value of approximately $34,000. The total fair value of shares vested during the year ended December 31, 2015 was approximately $45,000. As of December 31, 2015, an aggregate of 32,500 options granted under all plans was subject to vesting with a total compensation cost of approximately $10,000. The amount is expected to be recognized over 0.74 years.

A summary of all current and expired plans as of December 31, 2015 and changes during the years then ended is presented in the following tables.

Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	822,946	$8.45	5.99	$738
Granted	56,250	4.84	—	280
Exercised	—	—	—	—
Forfeited or expired	(94,164)	9.80	—	—
Outstanding as of December 31, 2014	785,032	8.02	5.42	46
Exercisable as of December 31, 2014	727,949	$8.14	5.27	$46

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	785,032	$8.02	5.42	$46
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(17,556)	13.46	—	—
Outstanding as of December 31, 2015	767,476	7.90	4.28	34
Exercisable as of December 31, 2015	734,976	$7.95	4.14	$34

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2013	—	$—	—
Granted	23,750	4.84	—
Vested(1)	(16,250)	4.84	—
Unvested balance as of December 31, 2014	7,500	$4.84	1.41

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2014	7,500	$4.84	1.41
Granted	—	—	—
Vested	(3,750)	—	—
Unvested balance as of December 31, 2015	3,750	$4.84	0.41

(1)	Vested shares included 12,500 shares of restricted common stock issued in the year ended December 31, 2014 for which final vesting of 5,625 shares was approved by the Company’s compensation committee in March 2015.

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015		2014
Range of values:	Low	High	Low	High
Expected volatility	71.85%	80.91%	73.03%	79.31%
Expected dividends	—	—	—	—
Expected term (in years)	4.78	8.11	3.73	9.11
Risk free rate	1.13%	2.02%	1.16%	2.52%

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

For the year ended December 31, 2015, the Company recorded an impairment charge of approximately $2.6 million primarily related to a write-down of the building infrastructure and related gaming assets for its Dreamworld Club (Poipet) operations as well as the write-down of prepaid leases and other assets related to previously planned gaming projects that are no longer intended to be pursued.

For the year ended December 31, 2014, the Company recorded an impairment charge of approximately $121,000 primarily related to a write-down of obsolete plant and machinery for the gaming products operations.

Note 14.	Related Party Transactions

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Year ended December 31,
(amounts in thousands)	2015	2014
Related party transaction provided to:
Melco Crown (Macau) Limited
Sales of gaming products	$358	$138

MCE Leisure (Philippines) Corporation
Sales of gaming products	$4,945	$3,523

Melco Crown Entertainment Limited
Sales of gaming products	$212	$243

Oriental Regent Limited
Sales of gaming products	$1,485	$—

Studio City International Holding Limited
Sales of gaming products	$2,280	$—

Related party transactions provided by:
Melco Services Limited
Technical services	$2	$2
Other (1)	$224	$2

Aberdeen Restaurant Enterprises Limited	$5	$—
Other

Golden Future (Management Services) Limited
Management services	$281	$276

(1)	The amount for the year ended December 31, 2015 represents fees paid to Melco Services Limited for the management services agreement, which was effective as of January 1, 2015, discussed in greater detail in Note 22.

Melco Services Limited is a wholly-owned subsidiary of Melco International Development Limited, which owns 64.8% of Entertainment Gaming Asia Inc.

Melco International Development Limited owns 34.3% of Melco Crown Entertainment Limited, which owns 90% of Melco Crown (Macau) Limited, and 72.2% of MCE Leisure (Philippines) Corporation and 60% of Studio City International Holding Limited, respectively.

Golden Future (Management Services) Limited is a wholly-owned subsidiary of Melco Crown (Macau) Limited.

Melco International Development Limited indirectly owns 86.8% of Aberdeen Restaurant Enterprises Limited and 5% of Oriental Regent Limited.

Note 15.	Income Taxes

The components of the provision for income taxes consisted of the following:

	Years ended December 31,
(amounts in thousands)	2015	2014
Federal — deferred	$(59)	$(59)
Foreign
Current	(376)	(133)
Deferred	218	233
Total tax (expense)/benefit	$(217)	$41

The reconciliation of the statutory federal income tax rate and the Company’s effective tax rates consisted of the following:

	Years Ended December 31,
(amounts in thousands)	2015	2014
Federal tax expense at statutory rates	$(352)	$866
Difference in jurisdictional tax rates	555	(223)
Expense not deductible for tax	(158)	32
Income not subject to tax	1,135	876
Adjustment of provision to tax return	(659)	(311)
Change in valuation allowances	(695)	(1,138)
Change in unrecognized tax benefits	(94)	(108)
Other	51	47
Total tax (expense)/benefit	$(217)	$41

Consolidated income/(loss) from continuing operations before taxes for domestic and international operations consisted of the following:

	Years Ended December 31,
(amounts in thousands)	2015	2014
Domestic	$(3,671)	$(3,249)
International	4,708	702
Income/(loss) from continuing operations before income tax	$1,037	$(2,547)

International income from continuing operations increased approximately $4.0 million to approximately $4.7 million for the year ended December 31, 2015 compared to approximately $700,000 in the prior year mainly as a result of a write-off of an intercompany receivable from Dreamworld Casino (Pailin) for the year ended December 31, 2014.

The primary tax affected components of the Company’s deferred tax assets/(liabilities) consisted of the following:

	December 31,
(amounts in thousands)	2015	2014
Deferred tax assets – current
Prepaid commission agreement	$1,277	$1,277
Depreciation and impairment	2,214	2,753
Other	326	481
Less: Valuation allowances	(3,817)	(4,511)
	—	—

Deferred tax assets – non current
Net operating losses	63,427	61,938
Stock options	920	888
Less: Valuation allowances	(64,073)	(62,684)
	274	142
Deferred tax liabilities – non current
Acquisition of intangibles	(29)	(107)

Net deferred tax assets/(liabilities)	$245	$35

Domestic operating loss carryforwards were approximately $182.3 million and $179.1 million for the years ended December 31, 2015 and 2014, respectively, which are subject to limitations under Section 382 of the Internal Revenue Code. These domestic operating losses begin to expire in 2018. The Company expects to utilize the $182.3 million domestic operating loss to offset against corporate income tax payable in the United States, if the domestic operating loss remains unexpired at the time when the Company is subject to corporate income tax in the United States. Operating loss carryforwards of foreign subsidiaries were approximately $6.5 million and $7.8 million, respectively, for the years ended December, 31, 2015 and 2014. The Company’s net operating losses have been fully reserved. The foreign operating losses for Hong Kong can be carried forward indefinitely.

As of December 31, 2015, there were valuation allowances of approximately $61.3 million and $6.6 million relating to pre and post Quasi-Reorganization periods, respectively. Valuation allowances included approximately $60.5 million for which subsequently recognized tax benefits will be credited directly to additional paid-in capital. Valuation allowances were provided on the domestic and foreign operating loss carry forwards and other deferred tax assets because management believes these assets did not meet the “more likely than not” criteria for recognition under ASC 740.

Undistributed earnings of the Company’s foreign subsidiary amounted to approximately $26.3 million as of December 31, 2015. Those earnings were considered to be permanently reinvested; accordingly, no provision for withholding taxes has been provided thereon. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $3.7 million would be payable upon remittance of all previously unremitted earnings as of December 31, 2015.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits consisted of the following:

(amounts in thousands)
Balance at January 1, 2014	$4,021
Additions based on tax positions related to the current year	43
Reductions for tax positions of prior years	(3)
Balance at December 31, 2014	$4,061
Additions based on tax positions related to the current year	58
Reductions for tax positions of prior years	(31)
Balance at December 31, 2015	$4,088

The amount of uncertain tax benefits as of December 31, 2015 that would affect the effective income tax rate if recognized is approximately $270,000. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, however, an estimate of the range of the possible changes cannot be made at this time.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of comprehensive income/loss. During the year ended December 31, 2015, the Company recorded interest and penalties of approximately $67,000. As of December 31, 2015, the Company had interest and penalties of approximately $440,000 accrued in the consolidated balance sheet.

The fixed obligation tax arrangement for EGT Cambodia is subject to annual renewal and negotiation and was renewed for 2015.

The Company is subject to income tax examinations by tax authorities in jurisdictions in which it operates. The Company’s 2010 to 2015 United Status income tax returns remain open to examination by the Internal Revenue Service. The Company’s 2009 to 2013 Australian income tax returns remain open to examination by the Australian Taxation Office. The Company’s 2015 Cambodian income tax returns remain open to examination by the General Department of Taxation. The Company’s 2013 to 2015 Philippines income tax returns remain open to examination by the Philippines Bureau of Internal Revenue. The Company’s 2009 to 2015 Hong Kong income tax returns remain open to examination by the Hong Kong Inland Revenue Department.

Note 16.	Discontinued Operations

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

The sale included all assets of DWP with the exception of its EGMs, certain surveillance equipment and other assets excluded in the agreement and prohibited any use of the Dreamworld brand name by the buyer. Total consideration to be paid to the Company by the buyer was to be $500,000, of which $100,000 was paid at the time of entering the agreement and the balance to be paid in sixteen $25,000 monthly installments commencing within one month of the signed agreement. The parties closed the sale transaction in October 2014. Subsequently, the contract parties agreed to amend the agreement to reduce the total consideration to be paid to $363,000, which has since been paid in full. The Company recognized a gain of approximately $90,000 on disposal of the entity in the year ended December 31, 2014 having previously provided for impairment as set out below.

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

	December 31,
(amounts in thousands)	2015	2014
Loss from operations	$—	$(416)
Gain on disposal	—	84
Foreign currency exchange gain	—	7
Loss from discontinued operations, net of tax	$—	$(325)

Note 17.	Commitments and Contingencies

Leases

The Company currently leases or sub-leases office spaces and warehouse facilities in locations including Hong Kong, Cambodia, the Philippines, the United States and certain office equipment under non-cancelable operating leases with remaining terms in excess of one year.

Future minimum lease payment commitments, net of any sublease proceeds and including scheduled escalation provisions as of December 31, 2015 under the leases were as follows:

	Operating Leases
(amounts in thousands)	Total Payments	Sublease Proceeds	Net Payments
2016	908	—	908
2017	771	—	771
2018	493	—	493
2019	—	—	—
2020	—	—	—
Thereafter	—	—	—

Rent expenses on all operating leases were approximately $861,000 and $838,000 for the years ended December 31, 2015 and 2014, respectively.

Legal Matters

Gaming Partners International Corporation Litigation

On December 21, 2015, Gaming Partners International Corporation, or the Plaintiff, commenced a legal action in the High Court of the Hong Kong Special Administrative Region against Dolphin Products Limited, or Dolphin, our wholly-owned subsidiary.

On January 6, 2016, the Plaintiff filed its Statement of Claim and set out its causes of action, which included inducing a breach of contract, breach of confidence, unlawful interference with trade or business and conspiracy to injure by unlawful means. The Plaintiff claimed, amongst others, (1) an injunction restraining Dolphin from using, accessing, disclosing and/or publishing all confidential information of the Plaintiff for any purpose without the Plaintiff’s consent, (2) an order that Dolphin discloses to the Plaintiff’s solicitors all information, documents and/or items belonging to the Plaintiff in Dolphin’s possession, custody or power and (3) damages to be assessed, interest and costs. On February 17, 2016, Dolphin filed its Defense and has denied any breach or wrongdoing on its part. Dolphin intends to vigorously defend its position.

The Plaintiff also applied for an interim injunction, amongst others, (1) restraining Dolphin from using, accessing, disclosing and/or publishing all confidential information of the Plaintiff pending the trial of the action, and (2) compelling Dolphin to disclose to the Plaintiff’s solicitors all information, documents and/or items belonging to the Plaintiff in Dolphin’s possession, custody or power. On December 24, 2015, at the initial hearing of the application for the interim injunction, the judge refused to grant an interim injunction to be effective immediately, granted time for the parties to file their evidence and adjourned the application until May 5, 2016.

As the action is at a preliminary stage, it is not possible to accurately predict the likely outcome of the case. No accrual was made for any possible losses in connection with this matter.

Gaming Partners International Corporation commenced separate proceedings in the High Court against an employee of Dolphin and obtained a search order against him. On February 26, 2016, Dolphin applied to the High Court to exclude Dolphin’s property from the scope of the said search order. The judge adjourned the application until May 4, 2016.

Note 18.	Earnings / (Loss) Per Share

Computation of the basic and diluted loss per share from continuing operations consisted of the following:

	Years Ended December 31,
	2015			2014
(amounts in thousands, except per share data)	Income	Number of Shares	Per Share Amount	Loss	Number of Shares	Per Share Amount
Basic
Net income/(loss) attributable to equity shareholders	$820	14,457	$0.06	$(2,506)	8,188	$(0.31)
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		28			—
Diluted
Net income/(loss) attributable to equity shareholders plus assumed conversion	$820	14,485	$0.06	$(2,506)	8,188	$(0.31)

(1)	For the year end December 31, 2014, there were no differences in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

Outstanding stock options for 740,185 and 719,399 shares of common stock were excluded from the calculation of diluted loss per share for the years ended December 31, 2015 and 2014, respectively, as their effect would have been anti-dilutive.

Note 19.	Retirement Plan

The following tables summarize the components of retirement benefits included in the operating expenses under retirement benefit in the consolidated statement of comprehensive income/loss, and accrued retirement benefits, which is based on the latest actuarial valuation report dated December 31, 2014:

The components of retirement benefits for the years ended December 31, 2015 and 2014 in the consolidated statements of comprehensive income/loss are as follows:

	December 31,
(amounts in thousands)	2015	2014
Service cost	$8	$7
Interest cost on benefits obligation	1	1
Recognized actuarial loss	(11)	(12)
Net periodic (benefit)/cost	$(2)	$(4)

Movement in the present value of the retirement obligation for the years ended December 31, 2015 and 2014 are as follows:

	December 31,
(amounts in thousands)	2015	2014
Balance, January 1	$29	$21
Service cost	8	7
Interest cost	1	1
Actuarial gain and others	(15)	—
Balance, December 31	$23	$29

Note 20.	Asset Retirement Obligations

Reconciliations of the carrying amounts of our asset retirement obligations are as follows:

	December 31,
(amounts in thousands)	2015	2014
Balance, January 1	$92	$—
Additions	—	92
Accretion expense	7	—
Balance, December 31	$99	$92

Note 21.	Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances, January 1, 2014	$99	$643	$742
Current period other comprehensive income/(loss)	(12)	23	11
Balances, December 31, 2014	87	666	753
Current period other comprehensive income/(loss)	3	(47)	(44)
Balances, December 31, 2015	$90	$619	$709

Note 22.	Subsequent Events

On February 29, 2016, the Company entered into a machine lease agreement with NagaWorld Limited pursuant to which NagaWorld agreed to lease from the Company 670 EGM seats and related equipment commencing March 1, 2016. Under the terms of the machine lease agreement, NagaWorld will lease all the Company’s 670 EGM seats and related equipment in their present locations on the NagaWorld casino floor commencing March 1, 2016. The Company will be responsible to pay the withholding tax and provide onsite machine and system maintenance but will not provide any other operational support staff. The Company expects to incur severance costs of approximately $600,000 to terminate the existing operational support staff.

NagaWorld will pay the Company, on a monthly basis, a fixed fee per machine seat per day. The lease payments will be graduated for the first six months of the agreement. From March 1 through May 31, 2016, the lease payments per machine seat per day will be $22. From June 1 through August 31, 2016, the lease payments will be $20 per machine seat per day. Beginning September 1, 2016 and thereafter until the contract termination, the lease payments will be $18 per machine seat per day. The agreement in ongoing in nature and NagaWorld may terminate the agreement upon not less than 30 days’ prior written notice.

On January 27, 2016, the Company entered into a management services agreement with Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited. The agreement was approved by the conflicts committee and audit committee of the Company’s board of directors and pertains to the provision of specific management and administrative services by Melco Services Limited to the Company. The agreement became effective on January 1, 2015 and will continue until termination by either party, for any reason, upon 30 days’ prior written notice. Total consideration for the year ended December 31, 2015 was HK$1.6million (approximately $206,000 based on the exchange rate of HK$1 to US$0.129). In future years, the Company will pay to Melco Services Limited a service fee for each year to be agreed upon by the parties before March 20 of the relevant year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and interim chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation and for the reasons stated in section (c) below, our management, including our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2015 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, and our overall control environment. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting.  Management reports are not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management reports in this annual report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their ages, titles and biographies as of March 15, 2016 are set forth below.

Name	Age	Position
Clarence (Yuk Man) Chung	53	Chairman of the Board of Directors, President and Chief Executive Officer
Traci L. Mangini	46	Interim Chief Financial Officer
Vincent L. DiVito	56	Director
John W. Crawford, J.P.	73	Director
Samuel (Yuen Wai) Tsang	61	Director
Anthony (Kanhee) Tyen, Ph.D.	60	Director
Dennis (Chi Wai) Tam, Ph.D.	46	Director

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

Traci L. Mangini: Ms. Mangini joined our Company as senior vice president corporate finance in June 2008 and was promoted to interim chief financial officer in October 2015. From 2003 to 2008, Ms. Mangini had been a senior equity research analyst responsible for coverage of companies in the domestic and international gaming sector at ThinkEquity, a subsidiary of Panmure Gordon & Co., a company listed on the AIM market operated by the London Stock Exchange. She was promoted to partner at ThinkEquity in 2008. Prior to joining ThinkEquity, Ms. Mangini served as a vice president equity research analyst for consumer companies at Merriman Curhan Ford & Company, a company then listed on the American Stock Exchange, from 2012 to 2013 and at First Security Van Kasper, a publicly traded company on the NASDAQ National Market which was acquired by Wells Fargo & Co. in 2000, from 1997 to 2001. From 2001 to 2002, she served as an investment consultant and research analyst at Fisher Investments Inc. Ms. Mangini holds a master of science in quantitative analysis from Boston University and a bachelor of arts in business administration from the University of San Diego.

Vincent L. DiVito: Mr. DiVito joined our board in October 2005 and chairs our audit committee. Since April 2010, Mr. DiVito has served as a financial and management consultant. From January 2008 to April 2010, Mr. DiVito served as president of Lonza America, Inc., a global life sciences chemical business headquartered in Allendale, New Jersey, and also served as chief financial officer and treasurer of Lonza America, Inc. from September 2000 to April 2010. Lonza America, Inc. is part of Lonza Group, whose stock is traded on the Swiss Stock Exchange. From 1990 to September 2000, Mr. DiVito was employed by Algroup Wheaton, a global pharmaceutical and cosmetics packaging company, first as its director of business development and later as its vice president and chief financial officer. Mr. DiVito is a certified public accountant and certified management accountant and is a National Association of Corporate Directors Board Leadership Fellow. Mr. DiVito has served on the board of directors of Riviera Holdings Corporation, a publicly held company, from July 2002 until the consummation of a change in control of the corporation in March 2011. Since May 2015, Mr. DiVito has served as a member of the board of Aqua Metals, Inc., a company listed on the NASDAQ Stock Exchange, and acted as chairman of its audit committee and a member of its compensation committee and nominating committee.

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

John W. Crawford, J.P.: Mr. Crawford joined our board in November 2007 and chairs our nominating committee and conflicts committee. Mr. Crawford has been the chairman of International Quality Education Limited since February 2002. Prior to that, Mr. Crawford was a founding partner of the Hong Kong office of Ernst & Young where, as chairman of the Audit Division, he acted as engagement or review partner for many public companies and banks before he retired from the firm in 1997. Mr. Crawford is a member of the Hong Kong Institute of Certified Public Accountants, a member and honorary president of the Macau Society of Certified Practising Accountants, and a member of the Canadian Institute of Chartered Accountants. He is on the board of directors and chairman of the audit committee of Regal Portfolio Management Limited, which manages the Regal Real Estate Investment Trust, the units of which are listed on the Hong Kong Stock Exchange. Mr. Crawford has been a Justice of the Peace since 1997. He also served on the board of directors and was chairman of the audit committees up until June 8, 2015 of e-Kong Group Limited, a Hong Kong listed company. In February 2012, Mr. Crawford was appointed as a member of the conflicts committee of the Macau Studio City project held by Melco Crown Entertainment Limited although he does not hold any directorships with Melco Crown Entertainment Limited or any of its subsidiaries.

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

Samuel (Yuen Wai) Tsang: Mr. Tsang joined our board in September 2008. He has worked as a lawyer in Hong Kong for over 30 years and is currently the Chief Advisor, Legal of Melco Group. Before assuming this position, Mr. Tsang had been group legal counsel and corporate secretary of Melco Group and oversaw its legal, corporate and compliance matters. Mr. Tsang holds a master of laws degree from University of Hong Kong and a master of business administration degree from the Australian Graduate School of Management.

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

Anthony (Kanhee) Tyen, Ph.D.: Dr. Tyen joined our board in September 2008 and chairs our compensation committee. Since 1985, Dr. Tyen has been in the proprietorship of his own accountancy and consulting practice, Anthony Tyen & Co. Dr. Tyen is a certified public accountant in Hong Kong and has over 37 years’ experience in auditing, accounting, management and company secretarial practice. He holds a doctoral degree in philosophy and a master degree in business administration, both from the Chinese University of Hong Kong. He is an associate member of the Hong Kong Institute of Certified Public Accountants, and a fellow member of both the Association of Chartered Certified Accountants and the Institute of Chartered Secretaries and Administrators. Dr. Tyen has served as an independent non-executive director and a member of audit committee to the board of Melco International Development Limited since June 2010, Summit Ascent Holdings Limited since March 2011 and ASR Logistics Holdings Limited since October 2011, all being companies listed on the Hong Kong Stock Exchange. He was previously an independent non-executive director of two Hong Kong listed companies, namely Value Convergence Holdings Limited and Recruit Holdings Limited. Since August 2012, he has been a director of Alpha Peak Leisure Inc., a company listed on the Toronto Stock Exchange. In February 2016, Dr. Tyen was appointed as an independent nonexecutive director of Mastercraft International Holdings Limited, a Hong Kong listed company.

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

Mr. Tam obtained his Master Degree in Accounting from Monash University, completed his Ph.D. program at Washington Intercontinental University and trained at Harvard Business School in Cambridge, Massachusetts. He is the chairman of the board for Greater China for the Institute of Certified Management Accountants (Australia), a member of CPA Australia. Mr. Tam was awarded “Asia’s Best CFO (Investor Relations)” at the Asian Excellence Awards by Corporate Governance Asia magazine in 2014 and 2015.

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

During the year ended December 31, 2015, the board met four times and all of the directors attended at least 75% of all meetings during the periods for which they served on our board, and at least 75% of all of the meetings held by committees of the board on which they serve. The board of directors has formed an audit committee, a nominating committee, a conflicts committee and a compensation committee, all of which operate under written charters. The board of directors does not have a policy regarding board members’ attendance at meetings of our stockholders and all members of the board of directors attended the prior year’s annual meeting of stockholders.

Audit Committee

During the year ended December 31, 2015, the audit committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. Mr. DiVito serves as the audit committee chair.

The audit committee generally meets at least once a quarter and, in 2015, the audit committee held five meetings. The audit committee has the responsibility of selecting the firm that will serve as our independent public accountants, approving and reviewing the scope and results of the audit and any non-audit services provided by the independent public accountants and meeting with our financial staff to review internal controls, procedures and policies.

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

Nominating Committee

During the year ended December 31, 2015, the nominating committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. Mr. Crawford serves as the nominating committee chair.

The nominating committee held three meetings in 2015.

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

Compensation Committee

During the year ended December 31, 2015, the compensation committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. Dr. Tyen serves as the compensation committee chair.

The compensation committee held two meetings in 2015.

The compensation committee has the responsibility of setting executive compensation guidelines, administering our stock incentive plans and approving compensation of our executive officers and members of the board of directors.

The members of the compensation committee are considered by our board of directors to be “independent” as defined in Rule 5605 (a)(2) of the NASDAQ Listing Rules.

Conflicts Committee

The board of directors established the conflicts committee to review transactions between us and our principal stockholder, EGT Entertainment Holding Limited. The conflicts committee is made up exclusively of members of our board who satisfy the independence requirements of Rule 5605(a)(2) of the NASDAQ Listing Rules and meet the criteria for independence as set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 and who (except for Mr. Crawford being appointed as a member of the conflicts committee of the Macau Studio City project held by Melco Crown Entertainment Limited) were not then, and during the two years prior to their appointment or election had not been, an officer, director, employee of or consultant or advisor to EGT Entertainment Holding Limited or any affiliate of EGT Entertainment Holding Limited.

During the year ended December 31, 2015, the conflicts committee was comprised of Mr. Vincent DiVito and Mr. John Crawford. Mr. Crawford serves as the conflicts committee chair.

The conflicts committee held two meetings in the year ended December 31, 2015.

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

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, the chief executive officer for the years ended December 31, 2015 and 2014 and the only other executive officer earning in excess of $100,000 for services rendered in all capacities for the years ended December 31, 2015 and 2014. Mr. Chung has served as the chief executive officer since October 2008. Ms. Mangini has served as the interim chief financial officer since October 2015 following the departure of Andy Tsui.

(amounts in thousands) Name and Principal Position(a)	Year (b)	Salary (c)	Bonus (d)		Stock Awards (e)		Option Awards (f)		All Other Compensation (g)	Total (h)
Clarence Chung, CEO	2015	$1	$—	(1)	$—		$—		$—	$1
	2014	$90	$135	(2)	$19	(2)	$38	(2)	$—	$282
Andy Tsui, CAO (3)	2015	$193	$—		$—		$—		$—	$193
	2014	$208	$17	(4)	$—		$—		$—	$225
Traci L. Mangini, Interim CFO	2015	$242	$—	(5)	$—		$—		$—	$242

The dollar amounts in columns (e) and (f) reflect the values of shares and/or options as of the grant date for the years ended December 31, 2015 and 2014, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 12 to our audited financial statements for the years ended December 31, 2015 and 2014.

(1)

On August 13, 2015, EGT-HK and Mr. Chung entered into a new employment agreement which entitles him to a fixed salary in the amount of $1 per year and additional incentive remuneration, payable in cash, to be determined annually by the compensation committee of the board of directors of the Company. The determination of the additional incentive remuneration is not subject to any fixed or quantitative standards and instead shall be subject to the compensation committee’s discretion. Mr. Chung’s bonus for the year ended December 31, 2015 is under review by the compensation committee. While an accrual for his bonus was made in the three-month period ended December 31, 2015 for accounting purposes, it is not represented in the above table.

(2)	On December 27, 2013, the compensation committee of the board of directors resolved that the amount of the CEO’s eligible performance-based compensation for 2014 was a cash award up to $300,000, options to purchase up to 25,000 common shares and a restricted stock award of up to 12,500 shares, all of which were subject to the vesting and risk of forfeiture based on the performance of Mr. Chung for the fiscal year ended December 31, 2014. On March 31, 2015, the compensation committee reviewed the financial and non-financial performance targets as of 2014 and decided that Mr. Chung should be entitled to 45% of the cash, the options and the restricted stock award under the CEO’s eligible performance-based compensation for 2014. For the year ended December 31, 2014, Mr. Chung was granted options to purchase 6,250 shares of our common stock as part of the annual grant to members of the board of directors.

(3)	Mr. Tsui resigned effective September 30, 2015 and his 2015 compensation represents January through September of 2015.

(4)	On April 2, 2015, Mr. Tsui received a cash bonus of $17,000 for his contributions during the year ended December 31, 2014.

(5)	On April 2, 2015, Ms. Mangini received a cash bonus of $10,000 for her contributions during the year ended December 31, 2014.

Narrative Disclosure to Summary Compensation Table

Mr. Clarence Chung

On December 31, 2012, Elixir Gaming Technologies (Hong Kong) Limited, or EGT-HK, and Dreamworld Leisure Management Limited, or EGT-BVI, a newly incorporated company in the British Virgin Islands, both of which are our wholly-owned subsidiaries, each entered into two employment agreements with Mr. Chung for the position of CEO. The employment agreement entered into by EGT-HK is for Mr. Chung’s services performed on behalf of us within Hong Kong or in relation to our business, if any, in Hong Kong and the employment agreement entered into by EGT-BVI is for Mr. Chung’s services performed on our behalf outside of Hong Kong or in relation to our business outside of Hong Kong.

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

According to the terms of each employment agreement, the CEO is entitled to an annual base salary to be determined annually by the compensation committee of our board of directors. The compensation committee has determined that the CEO’s annual base salary under the Hong Kong and overseas employment agreements for 2013 is $30,000 and $60,000, respectively. Pursuant to the terms of the overseas employment agreement, the CEO is also entitled to receive discretionary and performance-based compensation, payable in cash or securities of the Company or a combination of both as the compensation committee may determine. The amount of the performance-based compensation and the key performance indexes by which the CEO will earn the performance based compensation shall be determined by the compensation committee annually. The compensation committee has determined that the amount of the CEO’s eligible performance-based compensation for 2013 is up to $300,000 in cash, options to purchase up to 25,000 common shares and a restricted stock award of up to 12,500 shares, all of which are subject to the vesting and risk of forfeiture based on the performance of Mr. Chung for the fiscal year ending December 31, 2013. Both of the options to purchase 25,000 common shares of the Company and the restricted stock award of 12,500 common shares of the Company were granted by us to Mr. Chung on January 2, 2013 under our 2008 Stock Incentive Plan. The options were granted at an exercise price of $7.86 per share. On March 4, 2014, the compensation committee decided that Mr. Chung should be entitled to 65% of the cash, the options and the restricted stocks award under the CEO's eligible performance-based compensation for 2013.

On December 27, 2013, the compensation committee determined that the CEO’s annual base salary under the Hong Kong and overseas employment agreements for 2014 would be $30,000 and $60,000, respectively. The compensation committee also determined that the amount of the CEO’s eligible performance-based compensation for 2014 is up to $300,000 in cash, options to purchase up to 25,000 common shares and a restricted stock award of up to 12,500 shares, all of which are subject to the vesting and risk of forfeiture based on the performance of Mr. Chung for the fiscal year ending December 31, 2014. All cash payments under the two employment agreements are to be paid by EGT-BVI pursuant to the overseas employment agreement, other than the $30,000 base salary payable by EGT-HK pursuant to the Hong Kong employment agreement. Both of the options to purchase 25,000 common shares of the Company and the restricted stock award of 12,500 common shares of the Company were granted by the Company to Mr. Chung on January 2, 2014 under its 2008 Stock Incentive Plan. The options were granted at an exercise price of $4.84 per share. On March 31, 2015, the compensation committee decided that Mr. Chung should be entitled to 45% of the cash, options and restricted stock award under the CEO’s eligible performance-based compensation for the year ended December 31, 2014.

On August 13, 2015, EGT-HK and Mr. Chung entered into a new employment agreement, or Executive Employment Agreement, which terminated and replaced the HK employment agreement retroactive to December 31, 2014. Under the Executive Employment Agreement, Mr. Chung shall act as the Executive Chairman and CEO of the Company and perform his service principally within and in relation to Asia with effect from January 1, 2015. On August 13, 2015, EGT-BVI and Mr. Chung entered into a deed of termination and release for termination of the overseas employment agreement retroactive to December 31, 2014. The Executive Employment Agreement shall continue indefinitely until terminated by either party. EGT-HK can terminate the Executive Employment Agreement immediately for “cause”, as such term is defined in the agreement. In addition, either party to the agreement may terminate the agreement without cause upon three months prior written notice or payment of three months base salary in lieu of notice to the other party. According to the terms of the Executive Employment Agreement, Mr. Chung is entitled to a fixed salary in the amount of $1 per year and additional incentive remuneration, payable in cash, to be determined annually by the compensation committee of the board of directors of the Company. The determination of the additional incentive remuneration is not subject to any fixed or quantitative standards and instead shall be subject to the compensation committee’s discretion. The compensation committee shall determine Mr. Chung’s additional incentive remuneration under the Executive Employment Agreement for 2015 within four months following the end of 2015, which is discretionary in nature and the amount of which, if any, shall be determined by compensation committee and vary from year to year.

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

Outstanding Equity Awards at Year-End 2015

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date (mm/dd/yyyy)
Clarence Chung	1,875	(1)	—		—	$57.92	01/22/2018
	6,250	(2)	—		—	$73.44	11/14/2017
	125,000	(3)	—		—	$2.72	12/29/2018
	3,125	(4)	—		—	$2.08	02/12/2019
	3,125	(5)	—		—	$4.64	01/07/2020
	31,250	(6)	—		—	$4.40	01/22/2020
	3,125	(7)	—		—	$5.76	02/03/2021
	31,250	(8)	—		—	$5.76	02/03/2021
	6,250	(9)	—		—	$3.70	01/03/2022
	37,500	(10)	—		—	$3.70	01/03/2022
	6,250	(11)	—		—	$7.86	01/02/2023
	—		16,250	(12)	—	$7.86	01/02/2023
	6,250	(13)	—		—	$4.84	01/02/2024
	—		11,250	(14)	—	$4.84	01/02/2024

Andy Tsui	12,500	(15)	—		—	$1.28	12/11/2018
	9,375	(16)	—		—	$4.16	12/31/2018
	15,625	(17)	—		—	$5.76	12/31/2018
	3,750	(18)	—		—	$7.50	12/31/2018

Traci L. Mangini	12,500	(19)	—		—	$19.52	05/21/2018
	6,250	(20)	—		—	$1.28	12/11/2018
	9,375	(21)	—		—	$4.16	03/12/2020
	9,375	(22)	—		—	$5.76	02/03/2021
	2,500	(23)	1,250	(23)	—	$7.50	03/11/2023

(1)	We granted Mr. Chung 1,875 options as of January 22, 2008. Such options vested and became exercisable on July 23, 2008.

(2)	We granted Mr. Chung 6,250 options as of February 12, 2008. Such options vested and became exercisable on May 15, 2008.

(3)	We granted Mr. Chung 125,000 options as of December 29, 2008. Such options vested and became exercisable on December 29, 2009. On December 27, 2013, the compensation committee of the board of directors approved the extension of such options for an additional five years up to December 29, 2018.

(4)	We granted Mr. Chung 3,125 options as of February 12, 2009. Such options vested and became exercisable on August 13, 2009.

(5)	We granted Mr. Chung 3,125 options as of January 7, 2010. Such options vested and became exercisable on July 8, 2010.

(6)	We granted Mr. Chung 31,250 options as of January 22, 2010. Such options vested and became exercisable on January 1, 2011.

(7)	We granted Mr. Chung 3,125 options as of February 3, 2011. Such options vested and became exercisable on August 4, 2011.

(8)	We granted Mr. Chung 31,250 options as of February 3, 2011. Such options vested and became exercisable on January 1, 2012.

(9)	We granted Mr. Chung 6,250 options as of January 3, 2012. Such options vested and became exercisable on July 4, 2012.

(10)	We granted Mr. Chung 37,500 options as of January 3, 2012. Such options vested and became exercisable on January 1, 2013.

(11)	We granted Mr. Chung 6,250 options as of January 2, 2013. Such options vested and became exercisable on July 3, 2013.

(12)	We granted Mr. Chung 25,000 options as of January 2, 2013 of which 8,750 options were forfeited on March 4, 2014. The remaining 16, 250 options vested and became exercisable on January 2, 2016.

(13)	We granted Mr. Chung 6,250 options as of January 2, 2014. Such options vested and became exercisable on July 3, 2014.

(14)	We granted Mr. Chung 11,250 options as of January 2, 2014. Such options vest and become exercisable on January 2, 2017.

(15)	We granted Mr. Tsui 12,500 options as of December 11, 2008. Such options vested and became exercisable as follows: 4,166 on December 11, 2009; 4,167 on December 11, 2010; and 4,167 on December 11, 2011.

(16)	We granted Mr. Tsui 9,375 options as of March 12, 2010. Such options vested and became exercisable on March 12, 2011.

(17)	We granted Mr. Tsui 15,625 options as of February 3, 2011. Such options vested and became exercisable as follows: 5,209 on February 3, 2012; 5,208 on February 3, 2013; and 5,208 on February 3, 2014.

(18)	We granted Mr. Tsui 3,750 options as of March 11, 2013. Such options vested and became exercisable as follows: 1,250 on March 11, 2014; 1,250 on March 11, 2015; and 1,250 on September 30, 2015.

(19)	We granted Ms. Mangini 12,500 options as of May 21, 2008. Such options vested and became exercisable as follows: 4,166 on May 21, 2009; 4,167 on May 21, 2010; and 4,167 on May 21, 2011.

(20)	We granted Ms. Mangini 6,250 options as of December 11, 2008. Such options vested and became exercisable as follows: 2,083 on December 11, 2009; 2,083 on December 11, 2010; and 2,084 on December 11, 2011.

(21)	We granted Ms. Mangini 9,375 options as of March 12, 2010. Such options vested and became exercisable on March 12, 2011.

(22)	We granted Ms. Mangini 9,375 options as of February 3, 2011. Such options vested and became exercisable as follows: 3,125 on February 3, 2012; 3,125 on February 3, 2013; and 3,125 on February 3, 2014.

(23)	We granted Ms. Mangini 3,750 options as of March 11, 2013. Such options vested and became exercisable as follows: 1,250 on March 11, 2014; 1,250 on March 11, 2015; and 1,250 on March 11, 2016.

2015 Director Compensation Table

(amounts in thousands)

Name (a)	Fees Earned (b)	Stock Awards (c)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Vincent DiVito	$80	$—	$—	$—	$—	$—	$80
John Crawford	$54	$—	$—	$—	$—	$—	$54
Anthony Tyen	$54	$—	$—	$—	$—	$—	$54
Samuel Tsang	$—	$—	$—	$—	$—	$—	$—
Dennis Tam	$—	$—	$—	$—	$—	$—	$—

The dollar amounts in columns (c) and (d) reflect the values of equity awards as of the grant date, in accordance with ASC 718, Compensation-Stock Compensation, and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 12 to our audited financial statements for the year ended December 31, 2015.

Each member of the board of directors received an initial grant of 6,250 options upon his appointment.

Since January 2012, our policy had been to provide each member of the board of directors with an annual grant of options to purchase 6,250 shares of our common stock and each non-employee board member a quarterly fee of $13,500, provided that the chairman of our audit committee received an additional $6,500 per quarter.

As of the date of this report, both Mr. Tsang and Mr. Tam had unconditionally waived all their entitlements to the aforesaid quarterly fees.

Melco International Development Limited, a company listed on the Hong Kong Stock Exchange Limited, or HKEx, became an indirect owner of 64.8% of our issued shares in November 2014 and, therefore, we became a subsidiary of Melco.  As a Melco subsidiary, the Rules Governing the Listing of Securities on the HKEx became applicable to certain aspects of the Company. In particular, the HKEx listing rules prescribe specific requirements as to the terms and adoption of any incentive plans under which options of our shares may be granted.  As our 2008 incentive plan was implemented before the HKEx listing rules became applicable to us, its terms are not consistent with the relevant HKEx Listing Rules requirements and, as a result, we were not and will not be able to grant any additional options of our shares until we adopt a new incentive plan which complies with those requirements.  Accordingly, from January 1, 2015 until the date of this annual report, no annual grant of options has been made to members of the board of directors.

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2015.

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in this annual report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of March 15, 2016, by:

•	All of our then current directors and executive officers, individually;

•	All of our then current directors and executive officers, as a group; and

•	All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 14,464,220 shares of our common stock outstanding as of March 15, 2016, according to the recorded ownership listings as of that date, the beneficial ownership reports filed by 5% beneficial owners with the SEC and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 15, 2016, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is Unit C1, Ground Floor, Koon Wah Building, No. 2, Yuen Shun Circuit, Yuen Chau Kok, Shatin, New Territories, Hong Kong.

Name of Director, Executive Officer or Nominee	Shares(1)		Percentage
Clarence (Yuk Man) Chung	867,766	(2)	5.9%

Andy (Kin Ming) Tsui	52,188	(3)	*

Traci L. Mangini	47,500	(4)	*

Vincent L. DiVito	48,648	(5)	*

John W. Crawford, J.P.	50,671	(6)	*

Anthony (Kanhee) Tyen	41,875	(7)	*

Samuel (Yuen Wai) Tsang	41,875	(8)	*

Dennis (Chi Wai) Tam	NIL		—

All directors and executive officers as a group (8 persons)	1,150,523		7.7%

* Less than 1%

Name and Address of 5% Holders	Shares (1)		Percentage
EGT Entertainment Holding Limited 38/F, The Centrium 60 Wyndham Street Central, Hong Kong	9,378,074	(9)	64.8%

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

(2)	Includes 277,500 shares issuable upon the exercise of stock options.

(3)	Includes 41,250 shares issuable upon the exercise of stock options.

(4)	Includes 41,250 shares issuable upon the exercise of stock options.

(5)	Includes 30,938 shares issuable upon the exercise of stock options.

(6)	Includes 36,250 shares issuable upon the exercise of stock options.

(7)	Includes 34,375 shares issuable upon the exercise of stock options.

(8)	Includes 34,375 shares issuable upon the exercise of stock options.

(9)	The shares are owned directly by EGT Entertainment Holding, which is the indirect wholly-owned subsidiary of Melco International Development Limited. Melco is the indirect beneficial owner of the reported securities.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Transaction Review

We have adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of our board. Our bylaws provide that no such transactions by us shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the board or a committee thereof which approves such transactions, or solely because their votes are counted for such purpose if the contract or transaction is fair and reasonable to us at the time it is authorized or approved and either:

•	The fact of such common directorship or financial interest is disclosed or known by the board or committee and noted in the minutes, and the board or committee authorizes, approves or ratifies the contract or transaction in good faith by a vote for that purpose without counting the vote or votes of such interested directors; or

•	The fact of such common directorship or financial interest is disclosed to or known by the stockholders entitled to vote, and they approve or ratify the contract or transaction in good faith by a majority vote or written consent of stockholders holding a majority of the shares of common stock entitled to vote (the votes of the interested directors or officers shall be counted in any such vote of stockholders).

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

EGT Entertainment Holding Limited Transactions

Trade Sales of Gaming Products

During the year ended December 31, 2015, Melco Crown (Macau) Limited, or MCM, an associate of Melco International Development Limited, purchased gaming products from us in the aggregate amount of approximately $358,000.

During the year ended December 31, 2015, MCE Leisure (Philippines) Corporation, or MCE Leisure, an associate of Melco International Development Limited, purchased gaming products from us in the aggregate amount of approximately $4.9 million.

During the year ended December 31, 2015, Melco Crown Entertainment Limited, an associate of Melco International Development Limited, purchased gaming products from us in the aggregate amount of approximately $212,000.

During the year ended December 31, 2015, Studio City International Holding Limited, a subsidiary of Melco International Development Limited, purchased gaming products from us in the aggregate amount of approximately $2.3 million.

During the year ended December 31, 2015, Oriental Regent Limited, a company indirectly owned by Melco International Development Limited, purchased gaming products from us in the aggregate amount of approximately $1.5 million.

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

Management Services

During the year ended December 31, 2015, we paid Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, approximately $206,400 for corporate management and administrative services pursuant to an agreement between Melco Services Limited and us effective January 1, 2015,

During the years ended December 31, 2015 and 2014, we paid Golden Future (Management Services) Limited, a wholly-owned subsidiary of Melco Crown (Macau) Limited, approximately $281,000 and $276,000, respectively, for management services related to our gaming products business.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2015 and 2014 by our independent registered public accounting firms for such years, as of the filing dates, Ernst & Young (Hong Kong) for the audit of our consolidated financial statements for the years ended December 31, 2015 and 2014, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q.

	Year Ended December 31,
(amounts in thousands)	2015	2014
Audit fees	$399	$413
Tax fees	56	125
Other services	27	2
Total	$482	$540

Audit Committee Pre-Approval Policies

Our audit committee approves all audit fees, audit-related fees, tax fees and special engagement fees. The audit committee approved 100% of such fees for the years ended December 31, 2015 and 2014.

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

Exhibit Index

Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation dated June 7, 2003. (Incorporated by reference from the registrant’s current report on Form 8-K filed on June 18, 2003).

3.2	Amended and Restated Bylaws of the registrant dated November 13, 2002. (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 8, 2003).

3.3	Certificate of Amendment to Articles of Incorporation dated August 23, 2005. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007).

3.4	Certificate of Amendment to Articles of Incorporation dated January 9, 2007. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007).

3.5	Certificate of Amendment to Articles of Incorporation dated September 10, 2007. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on November 14, 2007).

3.6	Certificate of Amendment to Articles of Incorporation dated July 23, 2010. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 30, 2011).

3.7	Certificate of Change filed with the Secretary of State of Nevada on June 12, 2012. (Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 12, 2012).

3.8	Certificate of Change filed with the Secretary of State of Nevada on February 25, 2015. (Incorporated by reference to the registrant’s Current Report on Form 8-K dated February 26, 2015).

10.1	Form of Indemnification Agreement, incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003.

10.2	Amended and Restated 1999 Stock Option Plan. (Incorporated by reference from the registrant’s quarterly report on 10-QSB/A filed on August 19, 2003) (Note (2)).

10.3	Two Services Agreements between registrant and Melco Services Limited dated as of May 18, 2009. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 18, 2009).

10.4	2008 Stock Incentive Plan (Incorporated by reference from the registrant’s definitive proxy statement filed on August 20, 2008) (Note (2)).
10.5

Machines Operation and Participation Consolidation Agreement by and among the registrant, Elixir Gaming Technologies (Cambodia) Limited and NagaWorld Limited dated as of December 30, 2009 (Note (1)). (Incorporated by reference from the registrant’s current report on Form 10-K filed on March 30, 2010).

10.6	Supplemental Agreement to Machines Operation and Participation Consolidation Agreement dated May 25, 2010 between Registrant, Elixir Gaming Technologies (Cambodia) Limited and NagaWorld Limited. (Incorporated by reference from the registrant’s current report on Form 8-K filed on May 26, 2010).

10.7	Shareholders Agreement dated March 4, 2011 between the Registrant and Mey Thoul, a Cambodian individual. (Incorporated by reference from the registrant’s current report on Form 8-K filed on March 8, 2011).

10.8	Transfer Agreement dated October 21, 2011 amongst the Registrant, Golden View International Gaming and Amusement Corp. and Jade Prosper Holdings Ltd. (Incorporated by reference from the registrant’s current report on Form 8-K filed on October 27, 2011)

10.9	Machine Operation and Participation Agreement dated April 2, 2012 between the Registrant and Mr. Kok An, a Cambodian individual and Crown Resorts Co., Ltd (Incorporated by reference from the Registrant’s current report on Form 8-K filed on April 5, 2012),

10.10	Share Sale Agreement dated February 22, 2013 amongst Dolphin Advanced Technologies Pty Limited (as seller) and Mario Turcarelli (as buyer), Dolphin Products Pty Limited and Dolphin Products Limited (Hong Kong). (Incorporated by reference from the Registrant’s current report on Form 8-K filed on February 27, 2013).

10.11

Intellectual Property License Agreement dated February 22, 2013 amongst Dolphin Advanced Technologies Pty Limited, Elixir Gaming Technologies (Hong Kong) Limited and Dolphin Products Pty Limited.  (Incorporated by reference from the Registrant’s current report on Form 8-K filed on February 27, 2013).

10.12

Gaming Business and Assets Sale Agreement dated February 22, 2013 between Dolphin Products Pty Limited and Dolphin Products Limited (Hong Kong).  (Incorporated by reference from the Registrant’s current report on Form 8-K filed on February 27, 2013).

10.13	Executive Employment Agreement dated August 13, 2015 entered into between Elixir Gaming Technologies (Hong Kong) Limited and Mr. Clarence Chung. (Incorporated by reference from the Registrant’s current report on Form 8-K filed on August 13, 2015).(1)

10.14	The Deed of Termination and Release dated August 13, 2015 entered into between Dreamworld Leisure Management Limited and Mr. Clarence Chung. (Incorporated by reference from the Registrant’s current report on Form 8-K filed on August 13, 2015). (1)

10.15	Management Services Agreement dated January 27, 2016 entered into between the registrant and Melco Services Limited. (Incorporated by reference from the Registrant’s current report on Form 8-K filed on January 27, 2016).

10.16	Lease of Machines Agreement dated February 29, 2016 between Elixir Gaming Technologies (Cambodia) Limited and NagaWorld Limited. (Incorporated by reference from the Registrant’s current report on Form 8-K filed on February 29, 2016).

21.1	List of subsidiaries of registrant.

23.1	Consent of Ernst & Young.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Notes:

(1)	Certain portions of the exhibit have been omitted pursuant to Registrant’s confidential treatment request filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The omitted text has been filed separately with the Commission.

(2)	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERTAINMENT GAMING ASIA INC.

Date: March 30, 2016	By:	/s/Clarence Chung
Clarence Chung
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Clarence Chung	Chief Executive Officer	March 30, 2016
Clarence Chung	(Principal Executive Officer)

/s/Traci L. Mangini	Interim Chief Financial Officer	March 30, 2016
Traci L. Mangini	(Principal Financial Officer)

/s/Vincent L. DiVito	Director	March 30, 2016
Vincent L. DiVito

/s/John W. Crawford, J.P.	Director	March 30, 2016
John W. Crawford, J.P.

/s/Samuel Tsang	Director	March 30, 2016
Samuel Tsang

/s/Anthony Tyen, Ph.D.	Director	March 30, 2016
Anthony Tyen, Ph.D.

/s/Dennis Tam, Ph.D.	Director	March 30, 2016
Dennis Tam, Ph.D.