Form 10-Q
period 2016-03-31
Entertainment Gaming Asia Inc.
filed 2016-05-16
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No  ☒

As of May 1, 2016, 14,464,220 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,685	$30,681
Accounts receivable, net	1,084	724
Amounts due from related parties	2	257
Other receivables	63	78
Inventories	1,856	2,378
Prepaid expenses and other current assets	468	295
Contract amendment fees	—	18
Total current assets	34,158	34,431

Gaming equipment, net	2,583	2,985
Casino contracts	95	528
Property and equipment, net	5,589	5,919
Goodwill	340	332
Intangible assets, net	650	391
Deferred tax asset	280	274
Prepaids, deposits and other assets	434	425
Total assets	$44,129	$45,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$900	$288
Amounts due to related parties	48	239
Accrued expenses	1,843	1,755
Income tax payable	106	2
Deferred revenue	—	9
Customer deposits and other current liabilities	188	529
Total current liabilities	3,085	2,822

Other liabilities	892	880
Deferred tax liability	29	29
Total liabilities	4,006	3,731
Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 38,000,000 shares authorized; 14,464,220 shares issued and outstanding	14	14
Additional paid-in-capital	47,778	47,763
Accumulated other comprehensive income	738	709
Accumulated losses	(8,408)	(6,933)
Total EGT stockholders’ equity	40,122	41,553
Non-controlling interest	1	1
Total stockholders’ equity	40,123	41,554
Total liabilities and stockholders’ equity	$44,129	$45,285

The notes to consolidated financial statements are an integral part of these consolidated statements.

 ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss / Income

(amounts in thousands, except per share data)

(Unaudited)

	Three-Month Periods Ended March 31,
	2016	2015
Revenues:
Gaming operations	$3,851	$4,010
Gaming products	1,305	4,272
Total revenues	5,156	8,282

Operating costs and expenses:
Cost of gaming operations
Gaming property and equipment depreciation	482	819
Casino contract amortization	434	611
Other gaming related intangibles amortization	63	63
Other operating costs	1,396	822
Cost of gaming products	1,761	3,662
Selling, general and administrative expenses	1,960	1,612
Gain on disposition of assets	—	(5)
Research and development expenses	448	35
Depreciation and amortization	52	54
Total operating costs and expenses	6,596	7,673

(Loss)/income from operations	(1,440)	609

Other income/(expenses):
Interest expense and finance fees	—	(1)
Interest income	3	3
Foreign currency gains/(losses)	72	(30)
Other	9	9
Total other income/(expenses)	84	(19)

Loss/(income) before income tax	(1, 356)	590

Income tax expenses	(119)	(20)

Net (loss)/income attributable to EGT stockholders	$(1,475)	$570

Other comprehensive income:
Foreign currency translation	29	1
Total other comprehensive income, net of tax	29	1

Comprehensive (loss)/income attributable to EGT stockholders	$(1,446)	$571

Per share data (basic and diluted):
(Loss)/earnings	$(0.10)	$0.04

Weighted average common shares outstanding:
Basic	14,460	14,450
Diluted	14,460	14,467

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three-Month Periods Ended March 31,
	2016	2015
Cash flows provided by operating activities:
Net (loss)/income	$(1,475)	$570
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Foreign currency losses	17	7
Depreciation of gaming equipment and property and equipment	796	1,130
Amortization of casino contracts	434	611
Amortization of intangible assets	75	75
Amortization of contract amendment fees	18	27
Stock-based compensation expenses	14	30
Gain on disposition of assets	—	(5)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(335)	156
Inventories	523	(664)
Prepaid expenses and other current assets	(173)	786
Prepaids, deposits and other assets	(8)	172
Accounts payable	612	1,213
Amounts due from/to related parties	64	329
Accrued expenses and other liabilities	99	(59)
Income tax payable	104	5
Customer deposits and other current liabilities	(341)	(37)
Deferred revenue	(9)	—
Net cash provided by operating activities	415	4,346

Cash flows used in investing activities:
Purchases of property and equipment	(46)	(864)
Purchases of gaming machines and systems	—	(169)
Proceeds from sale of gaming equipment	—	7
Proceeds from sale of subsidiary related to discontinued operations	—	200
Development/purchase of intangibles	(334)	—
Net cash used in investing activities	(380)	(826)

Cash flows used in financing activities:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash	(31)	(1)
Increase in cash and cash equivalents	4	3,519
Cash and cash equivalents at beginning of period	30,681	17,301
Cash and cash equivalents at end of period	$30,685	$20,820

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies

The business activities of the Company entail: (i) the owning and leasing of electronic gaming machines (EGMs) placed in resorts, hotels and other venues in Cambodia and the Philippines on a fixed lease or revenue sharing basis with venue owners; (ii) the design, manufacture and distribution of gaming chips and plaques under our Dolphin brand and distribution of third-party gaming products to major casinos in Southeast Asia and Australia; and (iii) the development of a social casino gaming platform designed for the Pan-Asian market.

Basis of Presentation

These consolidated financial statements are prepared pursuant to generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.

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

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of March 31, 2016, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $30.4 million.

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

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads. Inventories included a lower of cost or market (LCM) write-down of approximately $89,000 and $14,000 for the three-month periods ended March 31, 2016 and 2015, respectively.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There were no impairment charges for long-lived assets for the three-month periods ended March 31, 2016 and 2015.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid lease, prepaid value-added taxes in foreign countries, prepayments to suppliers, rental and utilities and other deposits.

Gaming Equipment

Gaming equipment consists primarily of EGMs and systems. Gaming equipment is stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $425,000 and $660,000 was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month periods ended March 31, 2016 and 2015, respectively.

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

Depreciation of property and equipment of approximately $57,000 and $159,000 was included in the cost of gaming operations in the consolidated statements of comprehensive income for the three-month periods ended March 31, 2016 and 2015, respectively.

Depreciation of property and equipment of approximately $268,000 and $256,000 was included in cost of gaming products in the consolidated statements of comprehensive income for the three-month periods ended March 31, 2016 and 2015, respectively.

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

The Company capitalizes certain costs relating to software developed to solely meet the Company’s internal requirements and for which there are no substantive plans to market the software. These costs mainly include payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software projects during the application development stage until the software is substantially complete and ready for its intended use. The Company also capitalizes certain costs related to the development of the social gaming application for marketing purposes. These costs are capitalized once technological feasibility has been established. Costs incurred prior to the criteria met for capitalization are expensed to research and development expenses as incurred. Management has committed the resources of developing social gaming application, and it is probable that the social gaming application will be completed and the software will be used as intended. Such capitalized costs are amortized on a straight-line basis over the estimated useful life of the related assets.

Amortization expenses related to casino contracts were approximately $434,000 and $611,000 for the three-month periods ended March 31, 2016 and 2015, respectively. Amortization expenses related to other gaming related intangibles were approximately $63,000 for the three-month periods ended March 31, 2016 and 2015. The amounts were accounted for as cost of gaming operations in the consolidated statements of comprehensive income. Amortization expenses related to technical know-how were approximately $6,000 for the three-month periods ended March 31, 2016 and 2015. The amounts were accounted for as cost of gaming products in the consolidated statements of comprehensive income. Amortization expenses related to patents and trademarks were approximately $6,000 for the three-month periods ended March 31, 2016 and 2015. The amounts were accounted for as selling, general and administrative expenses in the consolidated statements of comprehensive income.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the three-month periods ended March 31, 2016 and 2015, respectively.

Litigation and Other Contingencies

In the performance of its ordinary course of business operations, the Company is subject to risks of various legal matters, litigation and claims of various types. The Company has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. See Note 15.

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

For gaming operations, the Company earns recurring revenue by providing customers with EGMs and casino management systems which track game performance and provide statistics on installed EGMs owned by the Company and leased to venue owners. Revenues are recognized on the contractual terms of the EGM agreements between the Company and the venue owners and are based on either a fixed lease fee or the Company’s share of net winnings and reimbursement of expenses, net of customer incentives and commitment fees.

Revenues are recognized as earned unless collection is not reasonably assured, in which case revenues are recognized when the payment is received. All slot operations revenues were recognized as earned during the three-month periods ended March 31, 2016 and 2015, respectively.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fee balances related to contract amendments of $NIL and approximately $18,000 as of March 31, 2016 and December 31, 2015, respectively.

Gaming Products Sales

The Company recognizes revenue from the sale of its gaming products and accessories to end users upon shipment against customer contracts or purchase orders. In accordance with the criteria of ASC 605-45, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes gross revenue when it acts as a principal, has discretion to choose suppliers and establish selling price, bears credit risk and provides the products or services required in the transaction. If the above criteria are not met, in which the supplier is the primary obligor in the arrangement and bears the general inventory risk, the Company recognizes revenue net of related costs. The Company also recognizes revenue for the maintenance services of gaming products on the straight line basis over the contract term in accordance with ASC 605, Revenue Recognition.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 12 for additional information relating to stock-based compensation assumptions. Stock-based compensation expenses totaled approximately $14,000 and $30,000 for the three-month periods ended March 31, 2016 and 2015, respectively.

Research and Development

Research and development expenses are expensed as incurred. Employee-related costs associated with research and development and certain costs associated with the development of the social casino platform are included in research and development expenses.  Research and development expenses were approximately $448,000 and $35,000 for the three-month periods ended March 31, 2016 and 2015, respectively.

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

A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred. The Company had no capital leases as of March 31, 2016 and December 31, 2015.

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

(Loss)/Earnings per Share

Basic (loss)/earnings per share are computed by dividing the reported net (loss)/earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options and restricted shares during the period. The computation of diluted earnings per share excludes the impact of stock options and restricted shares that are anti-dilutive. There was no difference in diluted loss per share from basic loss per share for three-month period ended March 31, 2016 as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

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

Below is a summary of closing exchange rates as of March 31, 2016 and December 31, 2015 and average exchange rates for the three-month periods ended March 31, 2016 and 2015.

(US$1 to foreign currency)	March 31, 2016	December 31, 2015
Australian dollar	1.30	1.37
Hong Kong dollar	7.75	7.75
Philippine peso	46.11	47.17
Thai baht	35.18	36.07

	Three-Month Periods Ended March 31,
(US$1 to foreign currency)	2016	2015
Australian dollar	1.33	1.27
Hong Kong dollar	7.76	7.76
Philippine peso	46.72	44.37
Thai baht	35.20	32.53

Fair Value Measurement

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

As of March 31, 2016, the fair values of financial assets and liabilities approximate carrying values due to the short maturity of these items.

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

There were no adjustments for unrecognized actuarial gains or losses and past service costs or credits to equity through other comprehensive income for the three-month periods ended March 31, 2016 and 2015.

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

The Company records all asset retirement obligations for which we have legal obligations to remove all installation works and reinstate the manufacturing facilities to its original state at estimated fair value. For the three-month period ended March 31, 2016 and 2015, the Company recognized approximately $4,000 as asset retirement obligation operating costs related to accretion of the liabilities and depreciation of the assets.

Note 2.	Segments

During the reported periods, the Company conducted business under three operating segments: (i) gaming operations, which include leasing of its owned EGMs on a fixed or revenue-sharing basis; (ii) gaming products, which consist of the design, manufacture and distribution of gaming chips and plaques as well as the distribution of third-party gaming products; and (iii) the development of a social casino gaming platform. On May 11, 2016, the Company sold substantially all of the assets of the gaming products operations (Note 20).

The following table presents the financial information for each of the Company’s operating segments.

	Three-Month Periods Ended March 31,
(amounts in thousands)	2016	2015
	(Unaudited)	(Unaudited)
Revenues:
Gaming operations	$3,851	$4,010
Gaming products	1,305	4,272
Total revenues	$5,156	$8,282

Operating (loss)/income:
Gaming operations	$1,476	$1,700
Gaming products	(506)	575
Social casino gaming platform	(398)	—
Corporate and other operating costs and expenses	(2,012)	(1,666)
Total operating (loss)/income	$(1,440)	$609

Depreciation and amortization:
Gaming operations	$987	$1,504
Gaming products	295	282
Social casino gaming platform	4	—
Corporate	20	24
Total depreciation and amortization	$1,306	$1,810

Geographic segment revenues for the three-month periods ended March 31, 2016 and 2015 consisted of the following:

	Three-Month Periods Ended March 31,
(amounts in thousands)	2016	2015
	(Unaudited)	(Unaudited)
Cambodia	$3,246	$3,324
Macau	52	561
Philippines	1,738	3,644
Australia	92	753
Other	28	—
Total	$5,156	$8,282

For the three-month periods ended March 31, 2016 and 2015, in the gaming operations segment, the largest customer represented 62% and 73%, respectively, of total gaming operations revenue. For the three-month periods ended March 31, 2016 and 2015, in the gaming products segment, the largest customer represented 37% and 68%, respectively, of total gaming products sales.

Note 3.	Inventories

Inventories consisted of the following:

(amounts in thousands)	March 31, 2016	December 31, 2015
	(Unaudited)
Raw materials	$1,567	$1,742
Work-in-process	157	80
Finished goods (1)	—	443
Spare parts	132	113
Total	$1,856	$2,378

(1)	Finished goods decreased from December 31, 2015 to March 31, 2016 due to an order for the gaming products division delivered in the three-month period ended March 31, 2016.

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(amounts in thousands)	March 31, 2016	December 31, 2015
	(Unaudited)
Prepayments to suppliers	$465	$292
Prepaid leases	3	3
Total	$468	$295

Note 5.	Receivables

Accounts and other receivables consisted of the following:

(amounts in thousands)	March 31, 2016	December 31, 2015
	(Unaudited)
Trade receivables	$1,084	$724
Other receivables	63	78
	1,147	802
Less: allowance for doubtful accounts	—	—
Net	$1,147	$802

Note 6.	Gaming Equipment

Gaming equipment is stated at cost. The major categories of gaming equipment and accumulated depreciation consisted of the following:

(amounts in thousands)	Useful Life (years)	March 31, 2016	December 31, 2015
		(Unaudited)
EGMs	3-5	$16,312	$16,215
Systems	5	1,296	1,335
		17,608	17,550
Less: accumulated depreciation		(15,025)	(14,565)
Net		$2,583	$2,985

Depreciation expense of approximately $425,000 and $660,000 was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month periods ended March 31, 2016 and 2015, respectively.

Note 7.	Property and Equipment

Property and equipment are stated at cost. The major categories of property and equipment and accumulated depreciation consisted of the following:

(amounts in thousands)	Useful Life (years)	March 31, 2016	December 31, 2015
		(Unaudited)
Equipment, vehicles, furniture and fixtures	3-10	$6,338	$6,290
Land and building	5	1,506	1,506
Leasehold improvements	1-6	1,400	1,400
		9,244	9,196
Less: accumulated depreciation		(3,655)	(3,277)
Net		$5,589	$5,919

Depreciation expense of property and equipment of approximately $57,000 and $159,000 was included in cost of gaming operations in the consolidated statements of comprehensive income for the three-month periods ended March 31, 2016 and 2015, respectively.

Depreciation expense of property and equipment of approximately $268,000 and $256,000 was included in cost of gaming products in the consolidated statement of comprehensive income for the three-month periods ended March 31, 2016 and 2015, respectively.

Note 8.	Goodwill and Intangible Assets, including Casino Contracts

Goodwill and intangible assets are stated at cost. The major categories of goodwill and intangible assets and accumulated amortization consisted of the following:

(amounts in thousands)	Useful Life (years)	March 31, 2016	December 31, 2015
		(Unaudited)
Gaming operation agreement	4-5	$1,166	$1,166
Less: accumulated amortization		(1,133)	(1,070)
		33	96

Goodwill	N/A	340	332

Patents	5-6	114	114
Less: accumulated amortization		(109)	(104)
		5	10

Trademarks	5-9	26	26
Less: accumulated amortization		(16)	(15)
		10	11

Technical know-how	10	261	261
Less: accumulated amortization		(100)	(94)
		161	167

Casino contracts	5-6	12,684	12,637
Less: accumulated amortization		(12,589)	(12,109)
		95	528

Internal-use software		441	107

Net carrying value		$1,085	$1,251

Amortization expenses for finite-lived intangible assets were approximately $509,000 and $686,000 for the three-month periods ended March 31, 2016 and 2015, respectively.

Goodwill movements during the periods consisted of the following:

(amounts in thousands)	2016	2015
	(Unaudited)
Balance as of January 1	$332	$351
Foreign currency translation adjustment	8	(19)
Balance as of March 31/December 31	$340	$332

Note 9.	Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

(amounts in thousands)	March 31, 2016	December 31, 2015
	(Unaudited)
Prepaid taxes	$17	$—
Prepayments to suppliers	27	34
Rentals, utilities and other deposits	390	391
Total	$434	$425

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

(amounts in thousands)	March 31, 2016	December 31, 2015
	(Unaudited)
Payroll and related costs	$629	$626
Professional fees	219	339
Withholding tax expenses	630	549
Other tax expenses	44	44
Other expenses	321	197
Total	$1,843	$1,755

Note 11.	Other Liabilities

Other liabilities consisted of the following:

(amounts in thousands)	March 31, 2016	December 31, 2015
	(Unaudited)
Other tax liabilities	$769	$754
Other	123	126
Total	$892	$880

Note 12.	Stock-Based Compensation

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

In the three-month period ended March 31, 2016, there were no grants of stock options or restricted stock awards and there were no exercises of outstanding stock options.

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

As of March 31, 2016, stock options for the purchase of 226,252 shares and 3,751 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of March 31, 2016, stock options for the purchase of 536,848 shares of common stock were outstanding under the 2008 Plan.

As of March 31, 2016, stock options for the purchase of 755,601 shares of common stock were exercisable with a weighted average exercise price of $7.91, a weighted average fair value of $3.35 and an aggregate intrinsic value of approximately $38,000. The total fair value of shares vested during the three-month period ended March 31, 2016 was approximately $62,000. As of March 31, 2016, an aggregate of 11,250 options granted under all plans was subject to vesting with a total compensation cost of approximately $6,000. The amount is expected to be recognized over 0.76 years.

A summary of all current and expired plans as of March 31, 2016 and changes during the period then ended are presented in the following table:

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	767,476	$7.90	4.28	$34
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(625)	48.48	—	—
Outstanding as of March 31, 2016	766,851	7.86	4.03	38
Exercisable as of March 31, 2016	755,601	$7.91	3.98	$38

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2015	3,750	$4.84	0.41
Granted	—	—	—
Vested	—	—	—
Unvested balance as of March 31, 2016	3,750	$4.84	0.16

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the three-month periods ended March 31, 2016 and 2015.

	Three-Month Periods Ended March 31,
	2016		2015
Range of values:	Low	High	Low	High
Expected volatility	81.78%	87.26%	78.74%	80.91%
Expected dividends	—	—	—	—
Expected term (in years)	4.78	7.11	4.78	8.11
Risk free rate	1.17%	1.69%	1.13%	1.80%

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

Note 13.	Related Party Transactions

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Three-Month Periods Ended March 31,
(amounts in thousands)	2016	2015
	(Unaudited)	(Unaudited)
Related party transactions provided to:
Melco Crown (Macau) Limited
Sales of gaming products	$—	$349

MCE Leisure (Philippines) Corporation
Sales of gaming products	$159	$2,892

Melco Crown Entertainment Limited
Sales of gaming products	$—	$212

Related party transactions provided by:
Melco Services Limited
Technical services	$1	$1
Services agreement	$63	$4

Golden Future (Management Services) Limited
Management services	$63	$61

Melco Services Limited is a wholly-owned subsidiary of Melco International Development Limited, which owns 64.8% of Entertainment Gaming Asia Inc.

Melco International Development Limited owns 34.3% of Melco Crown Entertainment Limited, which owns 90% of Melco Crown (Macau) Limited and 72.6% of MCE Leisure (Philippines) Corporation.

Golden Future (Management Services) Limited is a wholly-owned subsidiary of Melco Crown (Macau) Limited.

Note 14.	Income Taxes

The Company recorded income tax expenses of $119,000 and $20,000 for the three-month periods ended March 31, 2016 and 2015, respectively. The Company’s effective income tax rates were (8.8%) and 3.4% for the three-month periods ended March 31, 2016 and 2015, respectively. The EGT Cambodia entity is income tax exempt and only pays a fixed monthly tax rather than a tax on income. The change in effective tax rate was mainly due to an increase in the consolidated pre-tax loss.

The fixed obligation tax arrangement is subject to annual renewal and negotiation. The Company is working to renew the fixed obligation tax arrangement for EGT Cambodia for 2016.

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

Note 15.	Commitments and Contingencies

Legal Matters

Gaming Partners International Corporation Litigation

On December 21, 2015, Gaming Partners International Corporation, or GPIC, commenced a legal action in the High Court of the Hong Kong Special Administrative Region against Dolphin Products Limited, or Dolphin, our wholly-owned subsidiary.

On January 6, 2016, GPIC filed its Statement of Claim and set out its causes of action, which included inducing a breach of contract, breach of confidence, unlawful interference with trade or business and conspiracy to injure by unlawful means. GPIC claimed, amongst others, (1) an injunction restraining Dolphin from using, accessing, disclosing and/or publishing all confidential information of GPIC for any purpose without GPIC’s consent, (2) an order that Dolphin discloses to GPIC’s solicitors all information, documents and/or items belonging to GPIC in Dolphin’s possession, custody or power and (3) damages to be assessed, interest and costs. On February 17, 2016, Dolphin filed its Defense denying any breach or wrongdoing on its part.

On May 11, 2016, GPIC agreed to irrevocably withdraw, terminate and discontinue the legal action mentioned above. On the same date, the Company agreed to sell substantially all the assets of Dolphin to GPIC and to discontinue Dolphin’s business of designing, manufacturing and distributing gaming chips and plaques and distributing third-party table gaming products.

Given the action was at a preliminary stage, it was not possible to accurately predict the likely outcome of the case. Therefore, no accrual had been made for any possible losses in connection with this matter.

Note 16.	(Loss)/Earnings Per Share

Computation of the basic and diluted (loss)/earnings per share from continuing operations consisted of the following:

	Three-Month Periods Ended March 31,
	2016			2015
	(Unaudited)			(Unaudited)
(amounts in thousands, except per share data)	Loss	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net (loss)/income attributable to equity shareholders	$(1,475)	14,460	(0.10)	$570	14,450	$0.04
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		—			17
Diluted
Net (loss)/income attributable to equity shareholders plus assumed conversion	$(1,475)	14,460	(0.10)	$570	14,467	$0.04

(1)	There was no difference in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses for the three-month period ended March 31, 2016.

For the three-month periods ended March 31, 2016 and 2015, outstanding stock options of 743,630 and 753,988, respectively, shares of common stock were excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

Note 17.	Retirement Plan

The components of accrued retirement benefits consisted of the following:

(amounts in thousands)	2016	2015
	(Unaudited)
Balance as of January 1	$23	$29
Service cost	—	8
Interest cost	—	1
Actuarial gain and others	—	(15)
Balance as of March 31/December 31	$23	$23

Note 18.	Asset Retirement Obligations

Reconciliations of the carrying amounts of the Company’s asset retirement obligations are as follows:

(amounts in thousands)	2016	2015
	(Unaudited)
Balance as of January 1	$99	$92
Accretion expense	—	7
Balance as of March 31/December 31	$99	$99

Note 19.	Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances as of January 1, 2015	$87	$666	$753
Current period other comprehensive income/(loss)	3	(47)	(44)
Balances as of December 31, 2015	90	619	709
Current period other comprehensive income	—	29	29
Balances as of March 31, 2016 (Unaudited)	$90	$648	$738

Note 20.	Subsequent Events

On April 21, 2016, the Company’s wholly-owned Hong Kong subsidiary, Dolphin Products Limited, or Dolphin, entered into a binding letter of intent, or LOI, to sell its assets to Gaming Partners International Corporation, or GPIC. Under the terms of the LOI, GPIC will acquire the assets of Dolphin including fixed assets, raw materials and inventory and intellectual property for an estimated cash consideration of approximately $5.9 million, subject to physical inventory counts at closing. The purchase price will be paid out in installments over a 24-month period after closing. In addition, GPIC will make earn out payments to the Company over the next five years, or longer in the case of sales to the Company’s related parties, based on varying percentages of net revenues on certain select sales to specific Asian-based casinos. The asset sale represents Dolphin’s and the Company’s exit from the table game equipment business and, as part of the transaction, Dolphin and the Company will each agree not to engage in the manufacture of table game equipment in competition with GPIC.

On May 11, 2016, the Company entered into a definitive asset purchase agreement and closed the transaction. The final consideration was $5.9 million, excluding the future earn-out payments to be paid by GPIC to the Company. Also that day, GPIC agreed to irrevocably withdraw, terminate and discontinue the above-mentioned legal action between the parties (Note 15).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

There are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

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

Overview

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the three-month periods ended March 31, 2016 and 2015 included elsewhere in this report.

General

We are a gaming company focused on capitalizing on the growth opportunities in growing gaming markets of Asia. Historically, we have generated revenue in two principal ways: gaming operations and gaming product sales. Our gaming operations comprise EGM operations in Cambodia and the Philippines, when permitted, operating under our Dreamworld brand. Our gaming products comprise the manufacture and sale of gaming chips and plaques under our Dolphin brand and the distribution of third-party gaming products in Asia and Australia. However, on May 11, 2016, we sold substantially all of the assets of the gaming products operations and we have exited this business. In addition, in 2015, we commenced operations to develop and publish an online social casino gaming platform specifically designed for the Pan-Asian market.

Our consolidated revenue for the three-month period ended March 31, 2016 was approximately $5.2 million, of which revenue from the gaming operations and gaming products segments comprised 75% and 25%, respectively, of consolidated revenue. This compares to consolidated revenue for the three-month period ended March 31, 2015 of approximately $8.3 million, of which revenue from the gaming operations and gaming products segments comprised 48% and 52%, respectively, of consolidated revenue.

Gaming Operations

As of March 31, 2016, our gaming operations, which comprised the leasing of our EGMs on both a fixed and revenue sharing basis, were located in two countries, Cambodia and the Philippines, and totaled 1,546 EGM seats in operation in six venues. In Cambodia, we had a total of 999 EGM seats in operation in three venues. In the Philippines, we had a total of 547 EGM seats in operation in three venues.

In Cambodia, our gaming operations have largely been focused on our operations in NagaWorld, a luxury destination gaming resort and the only licensed full service casino in and around the capital city of Phnom Penh. Pursuant to a machine operation and participation contract in operation between 2010 and February 2016, we jointly operated with NagaWorld a substantial portion of the gaming machine area in prime casino floor locations and we and NagaWorld split the net win from our 670 EGMs placed in their property and certain operating costs related to marketing and floor staff on a respective basis of 25%/75%. The net win, which represented the monies wagered less payouts to customers, from the 670 EGM seats was settled and our share was distributed to us on a daily basis. This contract with NagaWorld commenced on March 1, 2010 and expired on February 29, 2016. These operations have been a primary contributor to our gaming operations revenue and cash flow over the period.

On February 29, 2016, we entered into a machine lease agreement with NagaWorld Limited pursuant to which NagaWorld leases all of our 670 EGM seats and related equipment in their present locations on the NagaWorld casino floor commencing March 1, 2016. We are responsible to pay the withholding tax and provide onsite machine and system maintenance but do not provide any other operational support staff. NagaWorld pays us, on a monthly basis, a fixed fee per machine seat per day. The lease payments will be graduated for the first six months of the agreement. From March 1 through May 31, 2016, the lease payments per machine seat per day will be $22. From June 1 through August 31, 2016, the lease payments will be $20 per machine seat per day. Beginning from September 1, 2016 and thereafter until the contract terminates, the lease payments will be $18 per machine seat per day. The agreement is ongoing in nature and NagaWorld may terminate the agreement upon not less than 30 days’ prior written notice.

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

Dreamworld Club (Poipet) is a slot hall located in the established gaming market of Poipet in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand border. During the reported periods, we had approximately 300 EGM seats placed in this venue. Dreamworld Club (Poipet) operates under a machine operation and participation agreement with a local partner that owns and operates an existing casino in Poipet. Under the terms of the agreement, the local partner allocated, at no expense to us, part of its land with an area of approximately 16,000 square feet to us to develop and construct, at our own design, budget and cost, the slot venue. We are responsible for all capital expenditures for Dreamworld Club (Poipet) and the placement of EGMs and are the sole operators of this venue. We and the local partner split the net win from all the EGMs placed by us at Dreamworld Club (Poipet) and certain operating costs related to marketing and floor staff on a respective basis of 40%/60%.

In the Philippines, our gaming operations comprise three venues in the greater Manila area. For these three venues, our share of the net win per unit per day ranges from 15% to 35%. Contracts for our three venues in the Philippines expire on June 30, 2016. We intend to seek renewal of two of these venues and have commenced discussions with the relevant parties.

Gaming Products

During the reported periods, we were engaged in the design, manufacture and distribution of gaming chips and plaques under our Dolphin brand from our manufacturing facilities in Hong Kong.

Our customer base for Dolphin gaming chips and plaques included major casino resorts in Macau, the Philippines and Australia.

In addition, we had four agreements with third-party gaming suppliers to distribute their products, including gaming table layouts, UV lights and kiosks. Typically, we sold these products to our existing gaming chip and plaque customers in various markets in Asia and sales of these products represented a small amount of total gaming products revenue.

On May 11, 2016, we reached a definitive agreement to sell substantially all of the assets of the gaming products operations (Noted 20). We closed the transaction that same day and we have exited this business.

Social Casino Gaming Platform

In 2015, we commenced operations to develop and publish an online social casino gaming platform. We intend to create free-to-play, mobile, social casino games designed specifically for the Pan-Asian market. We have hired experienced social gaming professionals to lead the development efforts. The development of the social casino gaming application is intended to be fully internally funded. We expect total costs, both expensed and capitalized, of approximately $5 million to $6 million for the development and distribution of the platform in the year ended December 31, 2016.

Results of Operations for the Three-Month Periods Ended March 31, 2016 and 2015

The following table summarizes our operating results on a consolidated basis and separately by each of the two operating segments, gaming operations and gaming products, for the three-month periods ended March 31, 2016 and 2015.

	Three-Month Periods Ended March 31,
(amounts in thousands, except per share data)	2016	2015
Total:
Revenue	$5,156	$8,282
Gross profit	$1,020	$2,305
Gross margin percentage	20%	28%
Adjusted (LBITDA)/EBITDA (1)	$(38)	$2,423
Operating (loss)/income	$(1,440)	$609
Net (loss)/income	$(1,475)	$570

Basic and diluted (loss)/earnings per share	$(0.10)	$0.04

Weighted average common shares outstanding
Basic	14,460	14,450
Diluted	14,460	14,467

Gaming operations:
Revenue	$3,851	$4,010
Gross profit	$1,476	$1,695
Gross margin percentage	38%	42%

Gaming products:
Revenue	$1,305	$4,272
Gross margin (loss)/profit	$(456)	$610
Gross margin percentage	(35)%	14%

(1)	We define “Adjusted (LBITDA)/EBITDA” as (loss)/earnings before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted (LBITDA)/EBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our management uses Adjusted (LBITDA)/EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted (LBITDA)/EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported (LBITDA)/EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted (LBITDA)/EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted (LBITDA)/EBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted (LBITDA)/EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, taxes and other non-recurring charges, which are not reflected in Adjusted (LBITDA)/EBITDA. Our calculation of Adjusted (LBITDA)/EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of (LBITDA)/EBITDA, as adjusted, to the net (loss)/income is provided below.

	Three-Month Periods Ended March 31,
(amounts in thousands)	2016	2015
Net (loss)/income — GAAP basis	$(1,475)	$570
Interest expense and finance fees	—	1
Interest income	(3)	(3)
Income tax expenses	119	20
Depreciation and amortization	1,307	1,810
Stock-based compensation expenses	14	30
Gain on disposition of assets	—	(5)
Adjusted (LBITDA)/EBITDA	$(38)	$2,423

Total revenue decreased approximately $3.1 million to $5.2 million for the three-month period ended March 31, 2016 compared to approximately $8.3 million in the same period of the prior year due to decreases in both business divisions. Revenue from gaming operations decreased primarily as a result of lower revenue from NagaWorld, as discussed in greater detail below, and the Philippines partially offset by higher revenue from Thansur Bokor. Revenue from the gaming products division decreased as a result of lower sales of gaming chips and plaques to existing customers compared to the prior year period.

Gross profit decreased approximately $1.3 million to $1.0 million for the three-month period ended March 31, 2016 compared to approximately $2.3 million in the prior year period. The decrease was primarily a result of a decrease in sales and an increase in gross margin loss for the gaming products division, as described in greater detail below, and lower gaming operations revenue compared to the prior year period.

Operating loss increased approximately $2.0 million to $1.4 million for the three-month period ended March 31, 2016 compared to income of approximately $609,000 in the prior year period. The increase in operating loss was primarily a result of the lower gross profit and higher operating expenses mainly related to the development of the social casino gaming platform and legal fees related to the Dolphin litigation.

Net loss increased approximately $2.0 million to $1.5 million for the three-month period ended March 31, 2016 compared to an income of approximately $570,000 in the prior year period. The increase in net loss was primarily a result of the lower operating income, as explained above.

Gaming Operations

Revenues from gaming operations consisted of the EGM operations, which include leasing machines on both a revenue sharing (participation) and fixed fee basis.

	Three-Month Periods Ended March 31,
(amounts in thousands, except per unit data)	2016	2015
Net revenue to the Company
Participation operations
Cambodia	$2,575	$3,118
Philippines	595	670
Service revenue (1)	224	222
Consolidated participation total	$3,394	$4,010
Fixed fee operations	457	—
Consolidated total	$3,851	$4,010

Average revenue per unit per day
Participation operations
Cambodia	$142	$128
Philippines	60	68
Consolidated participation average	$108	$108
Fixed fee operations	$22	$—

	March 31,
	2016	2015
Total EGM seats in operation
Participation operations
Cambodia	329	1,045
Philippines	547	546
Consolidated participation total	876	1,591
Fixed fee operations	670	—
Consolidated total	1,546	1,591

(1)	Service revenue represents reimbursements of certain expenses for EGM participation operations, which for accounting purposes, are included in the revenue and grossed up in the cost of gaming operations.

Revenue from gaming operations decreased approximately $159,000 to $3.9 million during the three-month period ended March 31, 2016 compared to approximately $4.0 million in the prior year period. The decrease was primarily due to lower revenue from NagaWorld and the Philippines partially offset by higher revenue from Thansur Bokor.

Gaming operations revenue for the three-month periods ended March 31, 2016 and 2015 included approximately $224,000 and $222,000, respectively, in service revenue related to the reimbursement of net shared costs from casino operators for the participation agreements.

Revenue from the Cambodia decreased approximately $543,000 to $2.6 million for the three-month period ended March 31, 2016 compared to approximately $3.1 million in the prior year period. The decline was primarily due to lower revenue from NagaWorld partially offset by higher revenue from Thansur Bokor. As described in more detail above, for the three-month period ended March 31, 2016, our operations at NagaWorld operated under the machine operation and participation agreement until its expiration on February 29, 2016 and under the machine lease agreement beginning March 1, 2016. The machine operation and participation agreement provided us with a 25% share of the average daily net win per unit and the machine lease agreement provided us with a fixed fee of $22 per day per unit.

Revenue from the Philippines decreased approximately $75,000 to $595,000 for the three-month period ended March 31, 2016 compared to approximately $670,000 in the prior year period. The decrease was due to lower average net win per day per unit primarily as a result of increased competition from major casino resorts in the Manila area. Due to the competitive environment in the Philippines, we are focused on enhancing returns on assets in this market through targeted marketing programs and strategic management of and investment in our machine mix.

Gross profit from gaming operations decreased approximately $219,000 to $1.5 million for the three-month period ended March 31, 2016 compared to approximately $1.7 million in the prior year period primarily due to the lower revenue. Cost of gaming operations for the three-month period ended March 31, 2016 included approximately $482,000 in depreciation of gaming property and equipment, $434,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $1.4 million of other operating costs which in included severance costs associated with the termination of the NagaWorld staff upon expiration of the machine operation and participation agreement. Of the total $626,000 in total severance costs, $555,000 was recorded in cost of gaming operations. Cost of gaming operations for the three-month period ended March 31, 2015 included approximately $819,000 in depreciation of gaming property and equipment, $611,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $822,000 of other operating costs.

As of March 31, 2016, we had a total of 1,851 EGM seats of which 305 were held in inventory and 1,546 were in operation. Of the 1,546 EGM seats in operation, 999 were in operation in three venues in Cambodia and 547 were in operation in three venues in the Philippines.

	March 31, 2016		December 31, 2015
(amounts in thousands, except per unit data)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1)	1,546	$2,519	1,543	$2,871
EGMs and systems held for future use	305	64	308	114
Total EGMs and systems	1,851	$2,583	1,851	$2,985

(1)	EGMs and systems used in operations as of March 31, 2016 and December 31, 2015 included 31 leased EGM seats and, therefore, their carrying values were not included.

As part of our ongoing efforts to maximize returns and minimize capital expenditures for the gaming operations, we seek to strategically manage our existing EGM base through the redeployment of gaming assets between venues, when appropriate.

Gaming Products

Gaming products revenue decreased approximately $3.0 million to $1.3 million for the three-month period ended March 31, 2016 compared to approximately $4.3 million in the prior year period. The decrease was mainly a result of lower sales of gaming chips and plaques to existing customers for the three-month period ended March 31, 2016.

Gross margin loss on gaming products increased approximately $1.1 million to $456,000 for the three-month period ended March 31, 2016 compared to a gross profit of approximately $610,000 in the prior year period. The increase in gross margin loss was primarily due to lower sales volumes, reduced production efficiencies and under-absorption of overhead expenses compared to the prior year period.

Social Casino Gaming Platform

In the year ended December 31, 2015, we began development of an online social casino gaming platform. We capitalize costs for the development of the platform and the internal-use software when the planning stage efforts are successfully completed, management has committed project resourcing and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on the straight-line basis over the estimated useful lives of the related assets. Costs incurred prior to meeting these criteria are expensed to research and development expenses as incurred. For the three-month period ended March 31, 2016, we incurred approximately $398,000 in expenses for research and development activities and approximately $334,000 in capitalized costs related to the development of the social casino gaming platform.

Operating Expenses

The schedule of expenses on a consolidated basis consisted of the following:

	Three-Month Periods Ended March 31,
(amounts in thousands)	2016	2015
Selling, general and administrative expenses	$1,946	$1,582
Stock-based compensation expenses	14	30
Gain on disposition of assets	—	(5)
Research and development expenses	448	35
Depreciation and amortization	52	54
	$2,460	$1,696

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $364,000 to $1.9 million for the three-month period ended March 31, 2016 compared to approximately $1.6 million in the prior year period. Consulting and legal expenses increased approximately $304,000 primarily due to legal fees related to the Dolphin Products Limited litigation and professional advisors’ fees. Office expenses increased approximately $57,000 due to management and administrative service fees paid to Melco Services Limited. In addition, other tax expenses increased approximately $45,000 mainly as result of a 10% withholding tax for the fixed machine lease income. The increases were partially offset by decreases in salaries and wages of approximately $35,000 due to lower corporate and gaming operations headcount. In addition, advertising, utilizes, printing expenses and other expenses decreased approximately $7,000 primarily due to various cost reduction initiatives.

Stock-Based Compensation Expenses

Stock-based compensation expenses decreased approximately $16,000 to $14,000 for the three-month period ended March 31, 2016 compared to approximately $30,000 in the prior year period primarily due to no new option grants issued and a decrease in average stock prices during the three-month period ended March 31, 2016 as compared to the prior year period.

Research and Development Expenses

Research and development expenses increased approximately $413,000 to $448,000 for the three-month period ended March 31, 2016 compared to approximately $35,000 in the prior year period mainly as a result of approximately $398,000 in expenses related to the development of the new social casino gaming platform in the three-month period ended March 31, 2016.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were approximately $52,000 for the three-month period ended March 31, 2016, which were essentially unchanged from approximately $54,000 in the prior year period.

Other Income/(Expenses)

Other income increased approximately $103,000 to $84,000 for the three-month period ended March 31, 2016 compared to expenses of approximately $19,000 in the prior year period. The increase in other income was primarily due to foreign currency gains compared to losses in the prior year period mainly as a result of the settlement of U.S. dollar denominated payables for the Philippines operations with a depreciated U.S. dollar compared to the prior year period.

Income Tax Provisions

Effective tax rates for the three-month periods ended March 31, 2016 and 2015 were approximately (8.8%) and 3.4%, respectively. We continue to review the treatment of tax losses and future income generated by our foreign subsidiaries to minimize taxation costs.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2016, we had total cash and cash equivalents of approximately $30.7 million and working capital of approximately $31.1 million. Our cash and working capital during the three-month period ended March 31, 2016 was positively impacted by cash flow from operating activities of approximately $415,000 but was negatively impacted by investments in the development of the social casino gaming platform.

Since March 31, 2016, our cash flow from operations has been positively impacted by gaming operations revenue partially offset by increased operating expenses primarily related to the development of the social casino gaming platform and legal fees.

Our machine operation and participation contract with NagaWorld expired on February 29, 2016 and, on March 1, 2016, we entered a new machine lease agreement, as described above, which provides significantly lower cash flow from these operations. The reduced cash flow from the NagaWorld operations, estimated annual operating costs and expenses of $4 million to $4.5 million related to the development of the social casino gaming operations and the sale of the gaming products division’s assets in May 2016, are together expected to negatively impact our cash flow from operations for the year ended December 31, 2016. However, our cash position will benefit from the receipt of approximately $5.9 million in cash proceeds from the sale of the Dolphin assets, of which approximately $3.5 million will be paid in May 2016.

We continue to pursue new projects in both existing and new businesses to replace the reduced cash flow from the NagaWorld operations. However, there is no guarantee we will be successful in these efforts.

We presently expect that our capital expenditures for the remainder of 2016 will be approximately $1.5 million to $2.0 million, excluding the costs and expenses of any new projects. This primarily includes: approximately $500,000 for EGMs and system purchases and upgrades for gaming operations and approximately $1 million to $1.5 million for the development of the social casino gaming platform.

We anticipate our available working capital, along with cash expected to be generated from operating activities, will allow us to meet our capital expenditure needs through the remainder of 2016, excluding the costs and expenses of any new projects.

However, as noted above, we continue to pursue new projects. While there is no guarantee we will be successful in securing new projects, if we were to secure new projects our capital expenditures through the remainder of 2016 would increase beyond the amounts discussed above. Where possible, we intend to fund our new projects from our cash flow from operating activities and cash on hand. Further, we will seek to structure the development of these projects in phases to better control and pace the related capital expenditures. Nonetheless, we may endeavor to obtain additional required capital from various financing sources including commercial debt financing and the sale of our debt or equity securities should the need arise. However, there are no commitments or arrangements in place as of the date of this report for receipt of additional capital and there are no assurances we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flow Summary

	Three-Month Periods Ended March 31,
(amount in thousands)	2016	2015
Cash provided by/(used in):
Operations	$415	$4,346
Investing	(380)	(826)
Financing	—	—
Effect of exchange rate change in cash	(31)	(1)
	$4	$3,519

Operations

Cash provided by operating activities was approximately $415,000 for the three-month period ended March 31, 2016 compared to approximately $4.3 million in the prior year period. For the three-month period ended March 31, 2016, cash provided by operating activities primarily resulted from operating income from the gaming operations division partially offset by an operating loss from the gaming products division, an increase in the use of funds for working capital and expenses related to the development of the social casino gaming platform . For the three-month period ended March 31, 2015, cash provided by operating activities primarily resulted from operating income from both the gaming operations and gaming products divisions and a decrease in the use of funds for working capital.

Investing

Cash used in investing activities was approximately $380,000 for the three-month period ended March 31, 2016 compared to approximately $826,000 in the same period of the prior year. The net decrease in cash used in investing activities was mainly a result of fewer purchases of equipment for the gaming products division and EGMs for the gaming operations division.

Financing

Cash used in financing activities was $NIL for the three-month periods ended March 31, 2016 and 2015.

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

Allowance for Doubtful Accounts Receivable

As of March 31, 2016, we had net accounts receivable of approximately $1.1 million, representing 2.5% of total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowances for aged account balances. Revenue is recognized on an accrual basis for customers with doubtful accounts receivable. Our allowance for doubtful accounts receivable was $NIL as of March 31, 2016 and December 31, 2015.

Inventory

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. Our inventory provision was approximately $89,000 and $14,000 for the three-month periods ended March 31, 2016 and 2015, respectively.

Gaming Equipment and Property and Equipment

As of March 31, 2016, we had gaming equipment and property and equipment of approximately $8.2 million, representing 18.5% of our total assets. We depreciate gaming equipment and property and equipment on the straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategies and legal considerations such as contractual life. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require changes in the estimated useful lives of such assets.

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

Goodwill and Intangible Assets, including Casino Contracts

As of March 31, 2016, we had intangible assets, including goodwill and casino contracts of approximately $1.1 million, representing 2.4% of our total assets. Goodwill is not subject to amortization and is tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment provision will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized.

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

As of March 31, 2016, we had casino contracts and a gaming operation agreement aggregating approximately $128,000, representing 12% of total intangible assets.

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

Stock-based compensation expenses totaled approximately $14,000 and $30,000 for the three-month periods ended March 31, 2016 and 2015, respectively, in the accompanying consolidated statements of comprehensive income.

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

(a)   Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2016.

(b)   Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing
3.1	Certificate of Change filed with the Secretary of State of Nevada on November 24, 2015.	Filed electronically herewith

10.1	Management Services Agreement dated January 27, 2016 entered into between the Registrant and Melco Services Limited.	Incorporated by reference from the Registrant’s current report on Form 8-K filed on January 27, 2016

10.2	Lease of Machines Agreement dated February 29, 2016 between Elixir Gaming Technologies (Cambodia) Limited and NagaWorld Limited.	Incorporated by reference from the Registrant’s current report on Form 8-K filed on February 29, 2016

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	May 16, 2016	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	May 16, 2016	By:	/s/ Traci L. Mangini
Traci L. Mangini
		Its:	Interim Chief Financial Officer

