Form 10-Q
period 2016-06-30
Entertainment Gaming Asia Inc.
filed 2016-08-15
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 001-32161

Entertainment Gaming Asia Inc.

(Exact name of registrant as specified in its charter)

Nevada	91-1696010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

37/F, The Centrium

60 Wyndham Street

Central, Hong Kong SAR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No  ☒

As of August 1, 2016, 14,464,220 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,035	$30,681
Accounts receivable, net	848	724
Amounts due from related parties	94	257
Other receivables	1,565	78
Inventories	99	2,378
Prepaid expenses and other current assets	238	295
Contract amendment fees	—	18
Total current assets	35,879	34,431

Gaming equipment, net	2,275	2,985
Casino contracts	—	528
Property and equipment, net	1,318	5,919
Goodwill	334	332
Intangible assets, net	1,144	391
Deferred tax asset	275	274
Prepaids, deposits and other assets	1,440	425
Total assets	$42,665	$45,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$586	$288
Amounts due to related parties	28	239
Accrued expenses	1,565	1,755
Income tax payable	180	2
Deferred revenue	—	9
Customer deposits and other current liabilities	42	529
Total current liabilities	2,401	2,822

Other liabilities	906	880
Deferred tax liability	28	29
Total liabilities	3,335	3,731
Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 38,000,000 shares authorized; 14,464,220 shares issued and outstanding	14	14
Additional paid-in-capital	47,784	47,763
Accumulated other comprehensive income	706	709
Accumulated losses	(9,175)	(6,933)
Total EGT stockholders’ equity	39,329	41,553
Non-controlling interest	1	1
Total stockholders’ equity	39,330	41,554
Total liabilities and stockholders’ equity	$42,665	$45,285

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss/Income

(amounts in thousands, except per share data)

(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
Revenues:
Gaming operations	$2,275	$4,914	$6,125	$8,924

Operating costs and expenses:
Cost of gaming operations
Gaming property and equipment depreciation	392	782	874	1,601
Casino contract amortization	94	611	528	1,222
Other gaming related intangibles amortization	33	63	96	126
Other operating costs	558	969	1,953	1,791
Selling, general and administrative expenses	1,066	1,137	2,108	2,546
Gain on disposition of assets	(21)	(20)	(21)	(24)
Research and development expenses	87	—	485	—
Depreciation and amortization	22	33	54	68
Total operating costs and expenses	2,231	3,575	6,077	7,330

Income from operations	44	1,339	48	1,594

Other (expenses)/income:
Interest expense and finance fees	—	(2)	—	(3)
Interest income	2	3	5	6
Foreign currency (losses)/gains	(44)	(25)	9	(29)
Other	6	5	11	11
Total other (expenses)/income	(36)	(19)	25	(15)

Income from continuing operations before income tax	8	1,320	73	1,579

Income tax expenses	(89)	(17)	(208)	(37)

Net (loss)/income from continuing operations	(81)	1,303	(135)	1,542
Net (loss)/income from discontinued operations, net of tax	(686)	158	(2,107)	490
Net (loss)/income attributable to EGT stockholders	$(767)	$1,461	$(2,242)	$2,032

Other comprehensive loss:
Foreign currency translation	(32)	(16)	(3)	(15)
Total other comprehensive loss, net of tax	(32)	(16)	(3)	(15)

Comprehensive (loss)/ income attributable to EGT stockholders	$(799)	$1,445	$(2,245)	$2,017

Per share data (basic and diluted):
(Loss)/earnings	$(0.05)	$0.10	$(0.16)	$0.14
(Loss)/earnings from continuing operations	$(0.01)	$0.09	$(0.01)	$0.11
(Loss)/earnings from discontinued operations, net of tax	$(0.04)	$0.01	$(0.15)	$0.03

Weighted average common shares outstanding:
Basic	14,462	14,458	14,461	14,454
Diluted	14,462	14,477	14,461	14,474

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six-Month Period Ended June 30,
	2016	2015
Cash flows (used in)/provided by operating activities:
Net (loss)/income from continuing operations	$(135)	$1,542
Adjustments to reconcile net (loss)/income from continuing operations to net cash (used in) / provided by operating activities:
Depreciation of gaming equipment and property and equipment	928	1,669
Amortization of casino contracts	528	1,222
Amortization of intangible assets	96	126
Amortization of contract amendment fees	18	54
Stock-based compensation expenses	21	50
Gain on disposition of assets	(21)	(24)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(304)	—
Inventories	14	15
Prepaid expenses and other current assets	43	(178)
Prepaids, deposits and other assets	(49)	(10)
Accounts payable	113	2
Amounts due from/to related parties	(218)	—
Accrued expenses, customer deposits and others	(55)	(371)
Income tax payable	178	8
Other liabilities	(4)	(14)
Operating cash provided by continuing operations	1,153	4,091
Operating cash (used in)/provided by discontinued operations	(1,679)	4,444
Net cash (used in)/provided by operating activities	(526)	8,535

Cash flows provided by/(used in) investing activities:
Purchases of property and equipment	(31)	(178)
Purchases of gaming machines and systems	(45)	(542)
Proceeds from sale of assets	21	42
Proceeds from sale of subsidiary related to discontinued operations	—	200
Development/purchase of intangibles	(1,036)	—
Investing cash used in continuing operations	(1,091)	(478)
Investing cash provided by/(used in) discontinued operations	3,970	(734)
Net cash provided by/(used in) investing activities	2,879	(1,212)

Cash flows used in financing activities:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash	1	14
Increase in cash and cash equivalents	2,354	7,337
Cash and cash equivalents at beginning of period	30,681	17,301
Cash and cash equivalents at end of period	$33,035	$24,638

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies

The current business activities of the Company entail: (i) the owning and leasing of electronic gaming machines (EGMs) placed in resorts, hotels and other venues in Cambodia and the Philippines on a fixed lease or revenue-sharing basis with venue owners; and (ii) the development of a social gaming platform designed for the Pan-Asian market.

During the reported periods, the Company also operated in the gaming products business, which entailed the design, manufacture and distribution of gaming chips and plaques as well as the distribution of third-party gaming products. On May 11, 2016, the Company sold the principal assets of these operations and has exited this business. All related historical revenues and expenses for these operations have been reclassified as discontinued operations. The accounting policies of these discontinued operations are consistent with the Company’s policies for the accompanying consolidated financial statements.

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

Discontinued Operations

A discontinued operation is a component of an entity (or group of components) that either has been disposed of, or that is classified as held for sale, and represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

Non-current assets held for discontinued operations are carried at the lower of carrying amount or fair value less costs to sell. Any gain or loss from disposal of a business, together with the results of these operations until the date of disposal, is reported separately as discontinued operations. The financial information of discontinued operations is excluded from the respective captions in the Company’s consolidated statements of comprehensive loss/income and related notes for all periods presented.

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of June 30, 2016, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $32.8 million.

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

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads. Inventories did not include lower of cost or market (LCM) write-downs as of June 30, 2016 and 2015.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification or ASC, ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. Impairment charges for long-lived assets of approximately $1.3 million were included in the net loss/income from discontinued operations in the consolidated statements of comprehensive loss/income for three-month and six-month periods ended June 30, 2016. There were no impairment charges for long-lived assets for the three-month and six-month periods ended June 30, 2015.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid value-added taxes in foreign countries, prepayment to suppliers and other receivables, rental and utilities and other deposits.

Gaming Equipment

Gaming equipment consists primarily of EGMs and systems. Gaming equipment is stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $335,000 and $620,000 and $760,000 and $1.3 million was included in cost of gaming operations in the consolidated statements of comprehensive loss/income for the three-month and six-month periods ended June 30, 2016 and 2015, respectively.

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

Depreciation of property and equipment of approximately $57,000 and $162,000 and $114,000 and $321,000 was included in the cost of gaming operations in the consolidated statements of comprehensive loss/income for the three-month and six-month periods ended June 30, 2016 and 2015, respectively.

Goodwill and Intangible Assets, Including Casino Contracts

Intangible assets consist of patents, trademarks, technical know-how, gaming operation agreement, casino contracts, internal-used software and goodwill. Intangible assets other than goodwill are amortized on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which ranges from four to ten years. The straight-line amortization method is utilized because the Company believes there is no more reliably determinable method of reflecting the pattern for which the economic benefits of the intangible assets are consumed or otherwise used.

The Company capitalizes certain costs relating to software developed to solely meet the Company’s internal requirements and for which there are no substantive plans to market the software. These costs mainly include payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software projects during the application development stage until the software is substantially complete and ready for its intended use. The Company also capitalizes certain costs related to the development of the social gaming application for marketing purposes. These costs are capitalized once technological feasibility has been established. Costs incurred prior to the criteria met for capitalization are expensed to research and development expenses as incurred. Management has committed the resources of developing a social gaming application, and it is probable that the social gaming application will be completed and the software will be used as intended. Such capitalized costs are amortized on a straight-line basis over the estimated useful life of the related assets.

Amortization expenses related to casino contracts were approximately $94,000 and $611,000 and $528,000 and $1.2 million for the three-month and six-month periods ended June 30, 2016 and 2015, respectively. Amortization expenses related to other gaming related intangibles were approximately $33,000 and $63,000 and $96,000 and $126,000 for the three-month and six-month periods ended June 30, 2016 and 2015, respectively. These amounts were accounted for as cost of gaming operations in the consolidated statements of comprehensive loss/income.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the three-month and six-month periods ended June 30, 2016 and 2015.

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

Gaming Operations Revenue and Promotional Allowances

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

Revenues are recognized as earned unless collection is not reasonably assured, in which case revenues are recognized when the payment is received. All slot operations revenues were recognized as earned during the three-month and six-month periods ended June 30, 2016 and 2015.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fee balances related to contract amendments of $NIL and approximately $18,000 as of June 30, 2016 and December 31, 2015, respectively.

Gaming Products Sales

For the discontinued gaming products business, the Company recognized revenue from the sale of its gaming products and accessories to end users upon shipment against customer contracts or purchase orders. In accordance with the criteria of ASC 605-45, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognized gross revenue when it acted as a principal, had discretion to choose suppliers and establish selling price, assumed credit risk and provided the products or services required in the transaction. If the above criteria were not met, in which the supplier was the primary obligor in the arrangement and bears the general inventory risk, the Company recognized revenue net of related costs. The Company also recognized revenue for the maintenance services of gaming products on the straight line basis over the contract term in accordance with ASC 605, Revenue Recognition.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on the straight-line basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 12 for additional information relating to stock-based compensation assumptions. Stock-based compensation expenses totaled approximately $6,000 and $20,000 and $21,000 and $50,000 for the three-month and six-month periods ended June 30, 2016 and 2015, respectively.

Research and Development

Research and development expenses are expensed as incurred. Employee-related costs associated with research and development and certain costs associated with the development of the social gaming platform are included in research and development expenses.  Research and development expenses were approximately $87,000 and $NIL and $485,000 and $NIL for the three-month and six-month periods ended June 30, 2016 and 2015, respectively.

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

A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred. The Company had no capital leases as of June 30, 2016 and December 31, 2015.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of comprehensive loss/income.

As of that date, the Company’s deferred taxes were reported in conformity with applicable income tax accounting standards described above, net of applicable valuation allowances. Deferred tax assets and liabilities were recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities with corresponding valuation allowances as appropriate.

(Loss)/Earnings per Share

Basic (loss)/earnings per share are computed by dividing the reported net (loss)/earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options and restricted shares during the period. The computation of diluted earnings per share excludes the impact of stock options and restricted shares that are anti-dilutive. There was no difference in diluted loss per share from basic loss per share for three-month and six-month periods ended June 30, 2016 as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

Foreign Currency Translations and Transactions

The functional currency of the Company’s international subsidiaries, except for its operations in Cambodia whose functional currency is also U.S. dollars, is generally the local currency. For these subsidiaries, the Company translates the assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income within stockholders’ equity. Gains and losses resulting from transactions in non-functional currencies are recorded in the consolidated statements of comprehensive loss/income.

Below is a summary of closing exchange rates as of June 30, 2016 and December 31, 2015 and average exchange rates for the three-month and six-month periods ended June 30, 2016 and 2015.

(US$1 to foreign currency)	June 30, 2016	December 31, 2015
Australian dollar	1.34	1.37
Hong Kong dollar	7.76	7.75
Philippine peso	46.96	47.17
Thai baht	35.15	36.07

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(US$1 to foreign currency)	2016	2015	2016	2015
Australian dollar	1.34	1.27	1.36	1.28
Hong Kong dollar	7.76	7.76	7.77	7.75
Philippine peso	46.52	44.44	46.9	44.55
Thai baht	35.26	32.65	35.44	32.95

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

As of June 30, 2016, the fair values of financial assets and liabilities approximate carrying values due to the short maturity of these items.

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

There were no adjustments for unrecognized actuarial gains or losses and past service costs or credits to equity through other comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015.

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

The Company records all asset retirement obligations for which we have legal obligations to remove all installation works and reinstate the manufacturing facilities to its original state at estimated fair value. The Company recognized approximately $5,000 and $5,000 and $9,000 and $9,000 of asset retirement obligation operating costs related to accretion of the liabilities and depreciation of the assets for the three-month and six-month periods ended June 30, 2016 and 2015, respectively. These amounts were included in the net loss/income from discontinued operations in the consolidated statements of comprehensive loss/income.

Note 2.	Segments

The Company currently conducts business under two operating segments: (i) gaming operations, which include leasing of its owned EGMs on a fixed lease fee or revenue-sharing basis; and (ii) the development of a social gaming platform.

During the reported periods, the Company also operated in the gaming products business, which entailed the design, manufacture and distribution of gaming chips and plaques as well as the distribution of third-party gaming products. On May 11, 2016, the Company sold the principal assets of the gaming products operations and has exited this business. All related historical revenues and expenses for these operations have been reclassified as discontinued operations. The accounting policies of the discontinued operations are consistent with the Company’s policies for the accompanying consolidated financial statements.

The following table presents the financial information for each of the Company’s continuing operating segments.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(amounts in thousands)	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Gaming operations	$2,275	$4,914	$6,125	$8,924

Operating income:
Gaming operations	$1,219	$2,509	$2,695	$4,208
Social gaming platform	(87)	—	(485)	—
Corporate and other operating costs and expenses	(1,088)	(1,170)	(2,162)	(2,614)
Total operating income	$44	$1,339	$48	$1,594

Depreciation and amortization:
Gaming operations	$522	$1,465	$1,509	$2,970
Social gaming platform	—	—	—	—
Corporate	19	24	43	47
Total depreciation and amortization	$541	$1,489	$1,552	$3,017

Geographic segment revenues of the Company’s continuing operation segments for the three-month and six-month periods ended June 30, 2016 and 2015 consisted of the following:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(amounts in thousands)	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cambodia	$1,648	$4,246	$4,895	$7,570
Philippines	627	668	1,230	1,354
Total	$2,275	$4,914	$6,125	$8,924

For the three-month and six-month periods ended June 30, 2016 and 2015, the largest gaming operations customer represented 57% and 76% and 67% and 75%, respectively, of total gaming operations revenue.

Note 3.	Inventories

Inventories consisted of the following:

(amounts in thousands)	June 30, 2016	December 31, 2015
	(Unaudited)
Raw materials (1)	$—	$1,742
Work-in-process	—	80
Finished goods (2)	—	443
Spare parts	99	113
Total	$99	$2,378

(1)	Raw materials decreased from December 31, 2015 to June 30, 2016 due to Company’s sale of its gaming products operations assets on May 11, 2016, which included raw materials.
(2)	Finished goods decreased from December 31, 2015 to June 30, 2016 due to the delivery of all outstanding orders for the gaming products division in the six-month periods ended June 30, 2016.

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(amounts in thousands)	June 30, 2016	December 31, 2015
	(Unaudited)
Prepayments to suppliers	$132	$75
Prepaid insurances	106	220
Total	$238	$295

Note 5.	Receivables

Accounts and other receivables consisted of the following:

(amounts in thousands)	June 30, 2016	December 31, 2015
	(Unaudited)
Trade receivables	$848	$724
Other receivables (1)	1,565	78
	2,413	802
Less: allowance for doubtful accounts	—	—
Net	$2,413	$802

(1)	Other receivables as of June 30, 2016 included approximately $1.5 million in payments due within one year from the sale of its gaming products operations assets on May 11, 2016. The non-current balance of the future payments receivable is included in Prepaids, Deposits and Other Assets. See Note 9.

Note 6.	Gaming Equipment

Gaming equipment is stated at cost. The major categories of gaming equipment and accumulated depreciation consisted of the following:

(amounts in thousands)	Useful Life (years)	June 30, 2016	December 31, 2015
		(Unaudited)
EGMs	3-5	$16,190	$16,215
Systems	5	1,340	1,335
		17,530	17,550
Less: accumulated depreciation		(15,255)	(14,565)
Net		$2,275	$2,985

Depreciation expenses of gaming equipment of approximately $335,000 and $620,000 and $760,000 and $1.3 million were included in cost of gaming operations in the consolidated statements of comprehensive loss/income for the three-month and six-month periods ended June 30, 2016 and 2015, respectively.

Note 7.	Property and Equipment

Property and equipment are stated at cost. The major categories of property and equipment and accumulated depreciation consisted of the following:

(amounts in thousands)	Useful Life (years)	June 30, 2016	December 31, 2015
		(Unaudited)
Equipment, vehicles, furniture and fixtures (1)	3-10	$907	$6,290
Land and building	5	1,506	1,506
Leasehold improvements (2)	1-6	149	1,400
		2,562	9,196
Less: accumulated depreciation		(1,244)	(3,277)
Net		$1,318	$5,919

(1)	Equipment, vehicles, furniture and fixtures decreased from December 31, 2015 to June 30, 2016 due to the sale of the principal assets of the gaming products operations on May 11, 2016 and the write-down of the unsold gaming products assets, including office equipment and machinery that could not be utilized in the Company’s other operations as of June 30, 2016.

(2)	Leasehold improvements decreased from December 31, 2015 to June 30, 2016 due to the write-down of leasehold improvements as of June 30, 2016 related to the discontinued gaming products operations.

Depreciation expenses of property and equipment of approximately $57,000 and $162,000 and $114,000 and $321,000 were included in cost of gaming operations in the consolidated statements of comprehensive loss/income for the three-month and six-month periods ended June 30, 2016 and 2015, respectively.

Note 8.	Goodwill and Intangible Assets, including Casino Contracts

Goodwill and intangible assets are stated at cost. The major categories of goodwill and intangible assets and accumulated amortization consisted of the following:

(amounts in thousands)	Useful Life (years)	June 30, 2016	December 31, 2015
		(Unaudited)
Gaming operation agreement	4-5	$1,166	$1,166
Less: accumulated amortization		(1,166)	(1,070)
		—	96

Goodwill	N/A	334	332

Patents	5-6	—	114
Less: accumulated amortization		—	(104)
		—	10

Trademarks	5-9	—	26
Less: accumulated amortization		—	(15)
		—	11

Technical know-how	10	—	261
Less: accumulated amortization		—	(94)
		—	167

Casino contracts	5-6	—	12,637
Less: accumulated amortization		—	(12,109)
		—	528

Internal-use software (1)	—	1,144	107

Net carrying value		$1,478	$1,251

(1)	Internal-use software relates to the development of the social gaming platform.

Amortization expenses for finite-lived intangible assets of approximately $127,000 and $674,000 and $625,000 and $1.3 million were included in cost of gaming operations in the consolidated statements of comprehensive loss/income for the three-month and six-month periods ended June 30, 2016 and 2015, respectively.

Goodwill movements during the periods consisted of the following:

(amounts in thousands)	2016	2015
	(Unaudited)
Balance as of January 1	$332	$351
Foreign currency translation adjustment	2	(19)
Balance as of June 30/December 31	$334	$332

Note 9.	Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

(amounts in thousands)	June 30, 2016	December 31, 2015
	(Unaudited)
Rentals, utilities and other deposits	$426	$391
Other receivables (1)	976	—
Prepaid taxes	38	—
Prepayments to suppliers	—	34
Total	$1,440	$425

(1)	Other receivables as of June 30, 2016 included approximately $976,000 in payments due in more than one year from the sale of assets of the gaming products operations. The current balance of the future payments receivable is included in other receivables. See Note 5.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

(amounts in thousands)	June 30, 2016	December 31, 2015
	(Unaudited)
Payroll and related costs	$161	$626
Professional fees	545	339
Withholding tax expenses	725	549
Other tax expenses	44	44
Other expenses	90	197
Total	$1,565	$1,755

Note 11.	Other Liabilities

Other liabilities consisted of the following:

(amounts in thousands)	June 30, 2016	December 31, 2015
	(Unaudited)
Other tax liabilities	$784	$754
Other	122	126
Total	$906	$880

Note 12.	Stock-Based Compensation

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

In the three-month and six-month periods ended June 30, 2016, there were no grants of stock options or restricted stock awards and there were no exercises of outstanding stock options.

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

As of June 30, 2016, stock options for the purchase of 226,252 shares and 3,751 shares of common stock, respectively, were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan.

As of June 30, 2016, stock options for the purchase of 536,848 shares of common stock were outstanding under the 2008 Plan.

As of June 30, 2016, stock options for the purchase of 755,601 shares of common stock were exercisable with a weighted average exercise price of $7.91, a weighted average fair value of $3.35 and an aggregate intrinsic value of approximately $36,000. The total fair value of shares vested during the three-month period ended June 30, 2016 was $NIL. As of June 30, 2016, an aggregate of 11,250 options granted under all plans was subject to vesting with a total compensation cost of approximately $4,000. The amount is expected to be recognized over 0.51 years.

On July 18, 2016, Company’s shareholders approved a new 2016 Stock Incentive Plan, the 2016 Plan, which amended the 2008 Plan to bring it in alignment with the Rules Governing the Listing of Securities on the Stock Exchange of Hong Kong Limited, to which the Company’s equity incentive plans are subject as a result of becoming an indirect majority-owned subsidiary of Melco International Development Limited. The maximum number of shares reserved for issuance under the 2016 Plan is 1,250,000 shares of common stock and the 2016 Plan allows for the grant of incentive stock options, non-statutory stock options, restricted stock awards and performance stock awards. On July 18, 2016, the Company effected a voluntary stock option exchange program for its employees, directors and certain others, which was approved by the Company’s stockholders on July 18, 2016. See Note 21.

A summary of all current and expired plans as of June 30, 2016 and changes during the period then ended are presented in the following table:

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	767,476	$7.90	4.28	$34
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(625)	48.48	—	—
Outstanding as of June 30, 2016	766,851	7.86	3.79	36
Exercisable as of June 30, 2016	755,601	$7.91	3.73	$36

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2015	3,750	$4.84	0.41
Granted	—	—	—
Vested	3,750	4.84	—
Unvested balance as of June 30, 2016	—	$—	—

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the six-month periods ended June 30, 2016 and 2015.

	Six-Month Period Ended June 30,
	2016		2015
Range of values:	Low	High	Low	High
Expected volatility	81.78%	90.75%	72.84%	80.91%
Expected dividends	—	—	—	—
Expected term (in years)	4.78	7.11	4.78	8.11
Risk free rate	0.98%	1.69%	1.13%	2.02%

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

Note 13.	Related Party Transactions

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(amounts in thousands)	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Related party transactions provided to:
Melco Crown (Macau) Limited
Sales of gaming products	$—	$—	$—	$349

MCE Leisure (Philippines) Corporation
Sales of gaming products	$8	$1,439	$167	$4,331

Melco Crown Entertainment Limited
Sales of gaming products	$—	$—	$—	$212

Oriental Regent Limited
Sales of gaming products	$164	$500	$164	$500

Related party transactions provided by:
Melco Services Limited
Technical services	$—	$—	$1	$1
Services Agreement	$58	$—	$116	$—
Other	$1	$1	$6	$5

Aberdeen Restaurant Enterprises Limited
Other	$—	$1	$—	$1

Golden Future (Management Services) Limited
Other	$115	$86	$178	$147

Melco Services Limited is a wholly-owned subsidiary of Melco International Development Limited, which owns 64.8% of Entertainment Gaming Asia Inc.

Melco International Development Limited owns 37.9% of Melco Crown Entertainment Limited, which owns 90% of Melco Crown (Macau) Limited and 72.9% of MCE Leisure (Philippines) Corporation.

Golden Future (Management Services) Limited is a wholly-owned subsidiary of Melco Crown (Macau) Limited.

Melco International Development Limited indirectly owns 86.7% of Aberdeen Restaurant Enterprises Limited and 5% of Oriental Regent Limited.

Note 14.	Income Taxes

The Company recorded income tax expenses of $89,000 and $17,000 and $208,000 and $37,000 for the three-month and six-month periods ended June 30, 2016 and 2015, respectively. The Company’s effective income tax rates were 1,186.2% and 1.3% and 286.0% and 2.4% for the three-month and six-month periods ended June 30, 2016 and 2015, respectively. The EGT Cambodia entity is income tax exempt and only pays a fixed monthly tax rather than a tax on income. The change in effective tax rate was mainly due to the inclusion of EGT Cambodia pre-tax income, which is subject to a zero income tax liability, in the overall estimated annual effective tax rate computation.

The fixed obligation tax arrangement is subject to annual renewal and negotiation. The Company is working to renew the fixed obligation tax arrangement for EGT Cambodia for 2016.

The Company is subject to income tax examinations by tax authorities in jurisdictions in which it operates. The Company’s 2010 to 2015 United States income tax returns remain open to examination by the Internal Revenue Service. The Company’s 2009 to 2013 Australian income tax returns remain open to examination by the Australian Taxation Office. The Company’s 2015 Cambodian income tax returns remain open to examination by the General Department of Taxation. The Company’s 2013 to 2015 Philippines income tax returns remain open to examination by the Philippines Bureau of Internal Revenue. The Company’s 2009 to 2015 Hong Kong income tax returns remain open to examination by the Hong Kong Inland Revenue Department.

Note 15.	Discontinued Operations

On May 11, 2016, the Company entered into an asset purchase agreement pursuant to which it sold the principal assets dedicated to the design, manufacture and distribution of chips, plaques and layouts for gaming tables to Gaming Partners International Corporation, or GPI. The transaction under the agreement closed on May 11, 2016.

Under the terms of the agreement, the Company sold to GPI certain assets of its gaming products business, including fixed assets, raw materials and inventory and intellectual property, for cash consideration of approximately $5.9 million. The consideration includes a purchase price of approximately $5.4 million and $530,000 for restrictive covenants related to a non-compete arrangement given by the Company and Mr. Clarence Chung. The purchase price will be paid out in installments over a 24-month period after closing, with approximately $3.2 million paid at closing and approximately $1.1 million to be paid on each of the first two anniversaries of the closing. Payment related to the restrictive covenants was paid after closing. GPI also paid to the Company an amount equal to four months’ rental for its factory subject to a cap of $260,000 after closing and is expected to pay a fixed sum of $520,000 for costs related to the termination of the gaming products business employees.

In addition, GPI will make earn-out payments to the Company. These earn-out payments include: 3% of net revenue on certain sales to specific Asian-based casinos over the next five years subject to a cap of a total of $500 million of net revenue; and 15% of net revenues on sales to the Company’s related party casinos for an indefinite time period for the first $10 million of net revenue and, in addition, 3% of net revenue from these related party casino sales over the next five years subject to a cap of $30 million of net revenue. The Company shall only be entitled to earn-out payments in excess of $900,000.

The agreement includes customary representations, warranties and covenants by the Company and GPI, including each party’s agreement to indemnify the other against certain claims or losses resulting from certain breaches of representations, warranties or covenants under the agreement and third-party claims arising before and after the close. The asset sale represents our exit from the business of design, manufacture and distribution of chips, plaques and layouts for gaming tables and, as part of the transaction, the Company has agreed with GPI not to engage in the manufacture of gaming chips, plaques, jetons, playing cards and layouts for gaming tables in competition with GPI.

In connection with the close of the transaction under the agreement, the Company’s wholly-owned subsidiary, DPD Limited, formerly known as Dolphin Products Limited, and GPI settled and released each other of all claims relating to the civil actions instituted by GPI against DPD in the High Court of the Hong Kong Special Administrative Region in December 2015.

The following table details selected financial information for the discontinued operations in the consolidated statements of comprehensive loss/income.

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from gaming products	$307	$2,723	$1,612	$6,995
Cost of gaming products	(416)	(2,328)	(2,175)	(5,990)
Selling, general and administrative expenses	(512)	(186)	(1,430)	(388)
Gain/(loss) on disposition of assets	1,287	(2)	1,287	(2)
Impairment of assets (1)	(1,276)	—	(1,276)	—
Research and development expenses	(54)	(35)	(105)	(70)
Depreciation and amortization	(16)	(19)	(37)	(38)
Other (expenses)/income	(6)	5	17	(17)
(Loss)/income from discontinued operations, net of tax	$(686)	$158	$(2,107)	$490

(1)	In the three-month period ended June 30, 2016, the Company recorded a non-cash impairment charge of approximately $1.3 million associated with the write-down of the remaining gaming operations assets, including certain machinery, leasehold improvements and office equipment, which could not be utilized in its other operations.

Note 16.	Commitments and Contingencies

Legal Matters

Gaming Partners International Corporation Litigation

On December 21, 2015, Gaming Partners International Corporation, or GPI, commenced a legal action in the High Court of the Hong Kong Special Administrative Region against DPD Limited, formerly known as Dolphin Products Limited, or DPD, the Company’s wholly-owned subsidiary.

On May 11, 2016, GPI agreed to irrevocably withdraw, terminate and discontinue the legal action mentioned above. On the same date, the Company agreed to sell substantially all the principal assets of DPD to GPI and to discontinue DPD’s business of designing, manufacturing and distributing gaming chips and plaques and distributing third-party table game products.

Note 17.	(Loss)/Earnings Per Share

Computation of the basic and diluted (loss)/earnings per share from continuing operations consisted of the following:

	Three-Month Period Ended June 30,
	2016			2015
	(Unaudited)			(Unaudited)
(amounts in thousands, except per share data)	Loss	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net (loss)/income attributable to equity shareholders	$(81)	14,462	$(0.01)	$1,303	14,458	$0.09
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		—			19
Diluted
Net (loss)/income attributable to equity shareholders plus assumed conversion	$(81)	14,462	$(0.01)	$1,303	14,477	$0.09

	Six-Month Period Ended June 30,
	2016			2015
	(Unaudited)			(Unaudited)
(amounts in thousands, except per share data)	Loss	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net (loss)/income attributable to equity shareholders	$(135)	14,461	$(0.01)	$1,542	14,454	$0.11
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		—			20
Diluted
Net (loss)/income attributable to equity shareholders plus assumed conversion	$(135)	14,461	$(0.01)	$1,542	14,474	$0.11

(1)	There were no differences in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses for the three-month and six-month periods ended June 30, 2016.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Anti-dilutive outstanding stock options excluded from computation of loss/earnings per share	748,268	751,538	743,982	750,618

Note 18.	Retirement Plan

The components of accrued retirement benefits consisted of the following:

(amounts in thousands)	2016	2015
	(Unaudited)
Balance as of January 1	$23	$29
Service cost	—	8
Interest cost	—	1
Actuarial gain and others	—	(15)
Balance as of June 30/December 31	$23	$23

Note 19.	Asset Retirement Obligations

Reconciliations of the carrying amounts of the Company’s asset retirement obligations are as follows:

(amounts in thousands)	2016	2015
	(Unaudited)
Balance as of January 1	$99	$92
Accretion expense	—	7
Balance as of June 30/December 31	$99	$99

Note 20.	Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances as of January 1, 2015	$87	$666	$753
Current period other comprehensive income/(loss)	3	(47)	(44)
Balances as of December 31, 2015	90	619	709
Current period other comprehensive loss	—	(3)	(3)
Balances as of June 30, 2016 (Unaudited)	$90	$616	$706

Note 21.	Subsequent Events

Voluntary Stock Option Exchange

On April 29, 2016, the Board of Directors of the Company approved a voluntary stock option exchange program for its employees, directors and certain others, or the Participants. The stock option exchange program was effected pursuant to shareholder approval of an Amended and Restated Stock Incentive Plan, the 2016 Plan, which amended the Company’s 2008 Stock Incentive Plan, the 2008 Plan, to bring it in alignment with the Rules Governing the Listing of Securities on the Stock Exchange of Hong Kong Limited, to which the Company’s equity incentive plans are subject as a result of becoming an indirect majority-owned subsidiary of Melco International Development Limited. On July 18, 2016, both the 2016 Plan and the stock option exchange program were approved by the stockholders of the Company.

Under the terms of the stock option exchange program, the Participants had the opportunity to cancel their existing underwater outstanding stock options (i.e., options with exercise prices that are higher than the current market trading price of the Company’s common stock) in exchange for a replacement option grant for an equal number of shares. The replacement options have an exercise price of $1.94, which is based on the higher of: (i) 100% of the fair market value of the Company’s common stock on the Board approval date and (ii) 100% of the average fair market value of one share of the Company’s common stock for the five business days immediately preceding the Board approval date.

The replacement options have a ten-year term from the Board approval date and are subject to a new vesting schedule. They will vest over three years, vesting 50% on the first anniversary and 25% on each of the second and third anniversaries of the Board approval date, subject to the Participants remaining continuously in service with the Company, except in the case of replacement options issued to our non-employee directors which will continue to vest after the termination of their service to the Company.

As of June 30, 2016, options to purchase 766,851 shares of the Company’s common stock were outstanding under the 2008 Plan and other stock incentive plans. Options to purchase 484,781 of these shares, or approximately 3% of total shares outstanding, were eligible and exchanged in this program. The number of shares subject to outstanding options did not change as a result of this option exchange.

The exchange program was structured to comply with ASC 718 Compensation-Stock Compensation. As a result of the option exchange, the Company expects to incur non-cash compensation expense attributable to the incremental fair value of the replacement options granted to the Participants, measured as of the date such awards were granted. The incremental compensation expense associated with the replacement options will be recognized over the expected life of the replacement options.

Termination of Material Agreement and EGM Dispositions

On July 6, 2016, the Lease of Machines Agreement dated February 29, 2016 between the Company and NagaWorld Limited, or NagaWorld, was terminated and the Company ceased leasing electronic gaming machines (EGMs) to NagaWorld effective June 30, 2016. At the same time, the Company agreed to sell to a third-party in Cambodia all of its EGMs placed in NagaWorld for $2.5 million. The purchase price was payable by the purchaser in full in cash on completion of the sale, which occurred on July 6, 2016. Under the Lease of Machines Agreement with NagaWorld, which commenced March 1, 2016, the Company had leased to NagaWorld on an ongoing basis 670 EGM seats and related equipment for a fixed fee per machine seat per day payable monthly. Prior to this, the Company had leased EGMs to NagaWorld on a participation, or revenue-sharing basis from January 2009 until the most recent participation contract’s expiration on February 29, 2016.

On June 30, 2016, the Company’s machine leasing agreement with Leisure World VIP Slot Club, or Leisure World, in the Philippines expired and the Company ceased leasing EGMs to Leisure World as of the same date. On July 4, 2016, the Company agreed to sell to Leisure World all of its 154 EGMs placed in their venue for $750,000, of which 70% was paid on July 4, 2016 and the remaining 30% was paid on August 3, 2016. The Company had placed EGMs on a participation basis in Leisure World from June 2009 until June 2016.

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

We own or have rights to certain trademarks that we used in connection with our business or products. In addition, this report also makes reference to trademarks and trade names of other companies.

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

Overview

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the three-month and six-month periods ended June 30, 2016 and 2015 included elsewhere in this report.

General

We are a gaming company focused on capitalizing on opportunities in growing markets of Asia. Presently, we generate revenue through our electronic gaming machine (EGM) operations in Cambodia and the Philippines. Our consolidated revenue for the three-month and six-month periods ended June 30, 2016 was approximately $2.3 million and $6.1 million, respectively. This compares to consolidated revenue for the three-month and six-month periods ended June 30, 2015 of approximately $4.9 million and $8.9 million, respectively.

This year to date, we have refined our business operations with the sale of certain business assets and the exit of certain operations in an effort to improve our positioning and financial flexibility to pursue new growth opportunities. In May 2016, we sold the principal assets of the gaming products operations, which comprised the manufacture and sale of gaming chips and plaques and the distribution of third-party gaming products mainly in Asia and Australia, and exited this business. The cash consideration was approximately $5.9 million plus the potential for earn-outs on future gaming chip and plaque orders to specified customers and subject to certain restrictions. On June 30, 2016, two of our EGM leasing contracts, NagaWorld in Cambodia and Leisure World VIP Slot Club in the Philippines, were terminated and, immediately following in July 2016, we sold the related gaming machine assets for a combined purchase price of approximately $3.3 million.

In 2015, we commenced operations to develop and publish an online social gaming platform specifically designed for the Pan-Asian market. We intend to commence testing the platform in the third quarter of 2016.

Gaming Operations

During the reported periods, our gaming operations, which comprised the leasing of our EGMs on both a fixed lease fee and revenue-sharing basis, were located in two countries, Cambodia and the Philippines, and totaled 1,574 EGM seats in operation in six venues. On June 30, 2016, we had a total of 1,009 EGM seats in operation in three venues in Cambodia and a total of 565 EGM seats in operation in three venues in the Philippines.

However, as of the close of business on June 30, 2016, two of our leasing contracts terminated, as discussed below, and, immediately following in July 2016, we sold all the machines placed in these two venues, which comprised a total of 824 EGM seats.

In Cambodia, our gaming operations have largely been focused on our operations in NagaWorld, a gaming resort and the only licensed full service casino in and around the capital city of Phnom Penh owned by NagaWorld Limited. Pursuant to a machine operation and participation contract in operation between March 1, 2010 and February 29, 2016, we jointly operated with NagaWorld a substantial portion of the gaming machine area in prime casino floor locations and we and NagaWorld split the net win from our 670 EGMs placed in their property and certain operating costs related to marketing and floor staff on a respective basis of 25%/75%. The net win, which represented the monies wagered less payouts to customers, from the 670 EGM seats was settled and our share was distributed to us on a daily basis.

On February 29, 2016, we entered into a machine lease agreement with NagaWorld Limited pursuant to which NagaWorld leased all of our 670 EGM seats and related equipment in their present locations on the NagaWorld casino floor commencing March 1, 2016. We were responsible to pay the withholding tax and provide onsite machine and system maintenance but did not provide any other operational support staff. NagaWorld paid us, on a monthly basis, a fixed fee per machine seat per day. The monthly lease payments per machine seat per day were $22 from March 1 through May 31, 2016, $20 from June 1 through August 31, 2016, and then $18 beginning in September 1, 2016 and thereafter until the contract terminated. The agreement was ongoing in nature and NagaWorld had the option to terminate upon not less than 30 days’ prior written notice. However, on July 6, 2016, both we and NagaWorld agreed to terminate the agreement effective June 30, 2016. Also on July 6, 2016, we agreed to sell all 670 EGM seats placed at NagaWorld to a third-party in Cambodia. The NagaWorld operations had been a primary contributor to our gaming operations revenue and cash flow.

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

Dreamworld Club (Poipet) is a slot hall located in the established gaming market of Poipet in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand border. As of June 30 2016, we had approximately 270 EGM seats placed in this venue. Dreamworld Club (Poipet) operates under a machine operation and participation agreement with a local partner that owns and operates an existing casino in Poipet. Under the terms of the agreement, the local partner allocated, at no expense to us, part of its land with an area of approximately 16,000 square feet to us to develop and construct, at our own design, budget and cost, the slot venue. We are responsible for all capital expenditures for Dreamworld Club (Poipet) and the placement of EGMs and are the sole operators of this venue. We and the local partner split the net win from all the EGMs placed by us at Dreamworld Club (Poipet) and certain operating costs related to marketing and floor staff on a respective basis of 40%/60%.

In the Philippines, our gaming operations comprised three venues in the greater Manila area during the reported periods. For these three venues, our share of the net win per unit per day ranged from 15% to 35%.  Our lease contracts with all three of these venues expired on June 30, 2016. We determined not to renew one contract and, on July 4, 2016, sold all 154 EGM seats placed in this venue to the venue owner. The other two venues remain in operation as we are in the process of renewing these contracts effective as of July 1, 2016. We expect that the initial renewal periods for these venues would be six months and one year, respectively.

Social Gaming Platform

In 2015, we commenced operations to develop and publish an online social gaming platform. With an internal team of experienced social gaming professionals, we are creating a free-to-play, mobile, social games designed specifically for the Pan-Asian market. We intend to monetize through the in-game sale of virtual coins that allows players to extend play time or accelerate their progress.

The development of the social gaming application is intended to be fully internally funded. We expect total costs, both expensed and capitalized, of approximately $5 million to $6 million for the development and distribution of the platform in the year ended December 31, 2016. We intend to commence initial testing of the platform in the third quarter of 2016.

Discontinued Operations

During the reported periods, we were engaged in the design, manufacture and distribution of gaming chips and plaques from our manufacturing facilities in Hong Kong. Our customer base for the gaming chips and plaques included major casino resorts in Macau, the Philippines and Australia.

In addition, we had four agreements with third-party gaming suppliers to distribute their products, including gaming table layouts, UV lights and kiosks. Typically, we sold these products to our existing gaming chip and plaque customers in various markets in Asia and sales of these products represented a small amount of total gaming products revenue.

On May 11, 2016, we reached a definitive agreement to sell the principal assets of the gaming products operations. See Note 15. We closed the transaction on the same day and we have exited this business. All related historical revenues and expenses from these gaming products operations have been reclassified as discontinued operations.

Results of Operations for the Three-Month and Six-Month Periods Ended June 30, 2016 and 2015

The following table summarizes our operating results on a consolidated basis for the three-month and six-month periods ended June 30, 2016 and 2015. All historical revenues and expenses associated with the gaming products business, the assets of which were sold in May 2016, have been reclassified as discontinued operations.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(amounts in thousands, except per share data)	2016	2015	2016	2015

Revenues	$2,275	$4,914	$6,125	$8,924
Gross profit	$1,198	$2,489	$2,674	$4,184
Gross margin percentage	53%	51%	44%	47%
Adjusted EBITDA from continuing operations (1)	$532	$2,808	$1,620	$4,619
Operating income from continuing operations	$44	$1,339	$48	$1,594
Net (loss)/income from continuing operations	$(81)	$1,303	$(135)	$1,542
Net (loss)/income	$(767)	$1,461	$(2,242)	$2,032

Basic and diluted (loss)/earnings per share from continuing operations	$(0.01)	$0.09	$(0.01)	$0.11

Weighted average common shares outstanding
Basic	14,462	14,458	14,461	14,454
Diluted	14,462	14,477	14,461	14,474

(1)	We define “Adjusted EBITDA” as earnings/loss before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted EBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our management uses Adjusted EBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted EBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, taxes and other non-recurring charges, which are not reflected in Adjusted EBITDA. Our calculation of Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of EBITDA, as adjusted, to the net (loss)/income from continuing operations is provided below.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(amounts in thousands)	2016	2015	2016	2015
Net (loss)/income from continuing operations— GAAP basis	$(81)	$1,303	$(135)	$1,542
Interest expense and finance fees	—	2	—	3
Interest income	(2)	(3)	(5)	(6)
Income tax expenses	89	17	208	37
Depreciation and amortization	541	1,489	1,552	3,017
Stock-based compensation expenses	6	20	21	50
Gain on disposition of assets	(21)	(20)	(21)	(24)
Adjusted EBITDA from continuing operations	$532	$2,808	$1,620	$4,619

Total revenue decreased approximately $2.6 million to $2.3 million for the three-month period ended June 30, 2016 compared to approximately $4.9 million in the same period of the prior year primarily as a result of lower revenue from NagaWorld due to the change in lease agreement from a participation to a fixed lease arrangement, as discussed in greater detail below.

Gross profit decreased approximately $1.3 million to $1.2 million for the three-month period ended June 30, 2016 compared to approximately $2.5 million in the prior year period. The decrease was primarily a result of lower revenue partially offset by lower costs under the fixed lease arrangement with NagaWorld and lower depreciation expense as a result of the previous write-down of gaming assets for DreamWorld Poipet as of December 31, 2015.

Operating income from continuing operations decreased approximately $1.3 million to $44,000 for the three-month period ended June 30, 2016 compared to approximately $1.3 million in the prior year period. The decrease in operating income from continuing operations was primarily a result of the lower gross profit.

Net loss from continuing operations increased approximately $1.4 million to $81,000 for the three-month period ended June 30, 2016 compared to net income from continuing operations of approximately $1.3 million in the prior year period. The increase in net loss from continuing operations was primarily a result of the lower operating income, as explained above.

Net loss decreased approximately $2.2 million to $767,000 for the three-month period ended June 30, 2016 compared to a net income of approximately $1.5 million in the same period of the prior year. The net loss and income for the three-month periods ended June 30, 2016 and 2015 included a net loss of approximately $686,000 and net income of approximately $158,000, respectively, from the discontinued gaming products operations. See Note 15.

Total revenue decreased approximately $2.8 million to $6.1 million for the six-month period ended June 30, 2016 compared to approximately $8.9 million in the same period of the prior year primarily as a result of lower revenue from NagaWorld, as discussed in greater detail below.

Gross profit decreased approximately $1.5 million to $2.7 million for the six-month period ended June 30, 2016 compared to approximately $4.2 million in the prior year period. The decrease was primarily a result of lower revenue partially offset by lower costs under the fixed lease arrangement with NagaWorld and lower depreciation expense as a result of the previous write-down of gaming assets for DreamWorld Poipet as of December 31, 2015.

Operating income from continuing operations decreased approximately $1.5 million to $48,000 for the six-month period ended June 30, 2016 compared to approximately $1.6 million in the prior year period. The decrease in operating income from continuing operations was primarily a result of the lower gross profit.

Net loss from continuing operations increased approximately $1.7 million to $135,000 for the six-month period ended June 30, 2016 compared to net income from continuing operations of approximately $1.5 million in the prior year period. The increase in net loss from continuing operations was primarily a result of the lower operating income, as explained above, and higher income tax expenses.

Net loss increased approximately $4.3 million to $2.2 million for the six-month period ended June 30, 2016 compared to a net income of approximately $2.0 million in the same period of the prior year. The net loss and income for the six-month periods ended June 30, 2016 and 2015 included a net loss of approximately $2.1 million and net income of approximately $490,000, respectively, from discontinued gaming products operations. See Note 15.

Gaming Operations

Revenue from gaming operations consisted of leasing EGMs on both a revenue-sharing (participation) and fixed fee basis.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(amounts in thousands, except per unit data)	2016	2015	2016	2015
Net revenue to the Company
Participation operations
Cambodia	$242	$3,992	$2,817	$7,110
Philippines	617	650	1,211	1,320
Service revenue (1)	115	272	339	494
Consolidated participation total	$974	$4,914	$4,367	$8,924
Fixed fee operations	1,301	—	1,758	—
Consolidated total	$2,275	$4,914	$6,125	$8,924

Average revenue per unit per day
Participation operations
Cambodia	$22	$165	$106	$147
Philippines	$63	$65	$61	$67
Consolidated participation average	$47	$131	$84	$120
Fixed fee operations	$21	$—	$22	$—
Consolidated total	$36	$131	$66	$120

	June 30,
	2016	2015
Total EGM seats in operation
Participation operations
Cambodia	339	1,018
Philippines	565	540
Consolidated participation total	904	1,558
Fixed fee operations	670	—
Consolidated total	1,574	1,558

(1)	Service revenue represents reimbursements of certain expenses for EGM participation operations, which for accounting purposes, are included in the revenue and grossed up in the cost of gaming operations.

Revenue from gaming operations decreased approximately $2.6 million to $2.3 million for the three-month period ended June 30, 2016 compared to approximately $4.9 million in the prior year period. The decrease was primarily due to lower revenue from NagaWorld.

Gaming operations revenue for the three-month periods ended June 30, 2016 and 2015 included approximately $115,000 and $272,000, respectively, in service revenue related to the reimbursement of net shared costs from casino operators for the participation agreements.

Revenue from Cambodia decreased approximately $2.5 million to $1.5 million for the three-month period ended June 30, 2016 compared to approximately $4.0 million in the prior year period. The decline was primarily due to lower revenue from NagaWorld. As described in more detail above, for the three-month period ended June 30, 2016, our operations at NagaWorld operated under the machine operation and participation agreement until its expiration on February 29, 2016 and under the machine lease agreement beginning March 1, 2016. The machine operation and participation agreement provided us with a 25% share of the average daily net win per unit and the machine lease agreement provided us with a fixed daily fee per unit of $22 for the months of March, April and May 2016 and $20 for the month of June 2016.

Revenue from the Philippines decreased approximately $33,000 to $617,000 for the three-month period ended June 30, 2016 compared to approximately $650,000 in the prior year period. The decrease was due to lower average net win per day per unit primarily as a result of continued competition from major casino resorts in the Manila area. Due to the competitive environment in the Philippines, we are focused on enhancing returns on assets in this market through targeted marketing programs and strategic management of and investment in our machine mix.

Gross profit from gaming operations decreased approximately $1.3 million to $1.2 million for the three-month period ended June 30, 2016 compared to approximately $2.5 million in the prior year period primarily due to the lower revenue partially offset by lower costs under the fixed lease arrangement with NagaWorld and lower depreciation expense as a result of the previous write-down of gaming assets for DreamWorld Poipet as of December 31, 2015. Cost of gaming operations for the three-month period ended June 30, 2016 included approximately $392,000 in depreciation of gaming property and equipment, $94,000 of amortization of casino contracts, $33,000 of amortization of other gaming related intangibles and $558,000 of other operating costs. Cost of gaming operations for the three-month period ended June 30, 2015 included approximately $782,000 in depreciation of gaming property and equipment, $611,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $969,000 of other operating costs.

Revenue from gaming operations decreased approximately $2.8 million to $6.1 million during the six-month period ended June 30, 2016 compared to approximately $8.9 million in the prior year period. The decrease was primarily due to lower revenue from NagaWorld.

Gaming operations revenue for the six-month periods ended June 30, 2016 and 2015 included approximately $339,000 and $494,000, respectively, in service revenue related to the reimbursement of net shared costs from casino operators for the participation agreements.

Revenue from Cambodia decreased approximately $2.5 million to $4.6 million for the six-month period ended June 30, 2016 compared to approximately $7.1 million in the prior year period. The decline was primarily due to lower revenue from NagaWorld.

Revenue from the Philippines decreased approximately $109,000 to $1.2 million for the six-month period ended June 30, 2016 compared to approximately $1.3 million in the prior year period. The decrease was due to lower average net win per day per unit primarily as a result of continued competition from major casino resorts in the Manila area.

Gross profit from gaming operations decreased approximately $1.5 million to $2.7 million for the six-month period ended June 30, 2016 compared to approximately $4.2 million in the prior year period primarily due to the lower revenue partially offset by lower costs under the fixed lease arrangement with NagaWorld and lower depreciation expense as a result of the previous write-down of gaming assets for DreamWorld Poipet as of December 31, 2015. Cost of gaming operations for the six-month period ended June 30, 2016 included approximately $874,000 in depreciation of gaming property and equipment, $528,000 of amortization of casino contracts, $96,000 of amortization of other gaming related intangibles and $2.0 million of other operating costs which is included severance costs associated with the termination of the NagaWorld staff upon expiration of the machine operation and participation agreement. Of the total $626,000 in total severance costs, $555,000 was recorded in cost of gaming operations. Cost of gaming operations for the six-month period ended June 30, 2015 included approximately $1.6 million in depreciation of gaming property and equipment, $1.2 million of amortization of casino contracts, $126,000 of amortization of other gaming related intangibles and $1.8 million of other operating costs.

As of June 30, 2016, we had a total of 1,859 EGM seats of which 285 were held in inventory and 1,574 were in operation. Of the 1,574 EGM seats in operation, 339 were in operation in two venues under participation agreements and 670 were in operations under a fixed fee agreement in Cambodia, and 565 were in operation under participation agreements in three venues in the Philippines.

	June 30, 2016		December 31, 2015
(amounts in thousands, except per unit data)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1)	1,574	$2,221	1,543	$2,871
EGMs and systems held for future use	285	54	308	114
Total EGMs and systems	1,859	$2,275	1,851	$2,985

(1)	EGMs and systems used in operations as of June 30, 2016 and December 31, 2015 included 32 and 31 leased EGM seats, respectively, and, therefore, their carrying values were not included.

As described above, as of the close of business on June 30, 2016, two of our leasing contracts terminated and machines from those venues are included in the June 30, 2016 machine figures above. Immediately following in July 2016, we sold all the machines placed in these two venues and, as a result, our machine base was reduced by 824 seats.

As part of our ongoing efforts to maximize returns and minimize capital expenditures for the gaming operations, we seek to strategically manage our existing EGM base through the redeployment of gaming assets between venues, when appropriate.

Social Gaming Platform

In 2015, we began development of an online social gaming platform. We intend to commence testing of the platform in the third quarter of 2016.

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

For the three-month and six-month periods ended June 30, 2016, we incurred approximately $87,000 and $485,000 in expenses for research and development activities and approximately $702,000 and $1.0 million in capitalized costs related to the development of the social gaming platform, respectively. There were no research and development expenses or capitalized costs related to the development of the social gaming platform for the three-month and six-month periods ended June 30, 2015.

Operating Expenses

The schedule of expenses on a consolidated basis of continuing operations consisted of the following:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(amounts in thousands)	2016	2015	2016	2015
Selling, general and administrative expenses	$1,060	$1,117	$2,087	$2,496
Stock-based compensation expenses	6	20	21	50
Gain on disposition of assets	(21)	(20)	(21)	(24)
Research and development expenses	87	—	485	—
Depreciation and amortization	22	33	54	68
Total	$1,154	$1,150	$2,626	$2,590

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $57,000 to $1.1 million for the three-month period ended June 30, 2016 compared to approximately $1.1 million in the prior year period. Salaries and wages decreased approximately $220,000 due to lower corporate and gaming operations headcount. In addition, rent, utilities, printing expenses and other expenses decreased approximately $14,000 primarily due to various cost reduction initiatives. The decreases were partially offset by increases in other tax expenses of approximately $95,000 mainly as result of a 10% withholding tax for the NagaWorld fixed machine lease income, higher consulting and legal expenses of approximately $70,000 primarily due to professional advisors’ fees and higher office expenses of approximately $12,000 due to management and administrative service fees paid to Melco Services Limited.

Selling, general and administrative expenses decreased approximately $409,000 to $2.1 million for the six-month period ended June 30, 2016 compared to approximately $2.5 million in the prior year period. Salaries and wages decreased by approximately $325,000 due to lower corporate and gaming operations headcount. Consulting and legal expenses decreased approximately $268,000 primarily due to lower legal fees and professional advisors’ fees. In addition, rent, utilities, printing expenses and other expenses decreased approximately $20,000 primarily due to various cost reduction initiatives. The decreases were partially offset by increases in other tax expenses of approximately $140,000 mainly as result of a 10% withholding tax for the NagaWorld fixed machine lease income and higher office expenses of approximately $64,000 due to management and administrative service fees paid to Melco Services Limited.

Stock-Based Compensation Expenses

Stock-based compensation expenses decreased approximately $14,000 to $6,000 for the three-month period ended June 30, 2016 compared to approximately $20,000 in the prior year period. Stock-based compensation expenses decreased approximately $29,000 to $21,000 for the six-month period ended June 30, 2016 compared to approximately $50,000 in the prior year period. The decreases were primarily due to no new option grants issued and a decrease in average stock prices during the three-month and six-month periods ended June 30, 2016 compared to the prior year periods.

Research and Development Expenses

Research and development expenses were approximately $87,000 and $485,000 for the three-month and six-month periods ended June 30, 2016, respectively, due to the development of the new social gaming platform. There were no research and development expenses for the three-month and six-month periods ended June 30, 2015.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased approximately $11,000 to $22,000 for the three-month period ended June 30, 2016 compared to approximately $33,000 in the prior year period as certain systems and computers became fully depreciated in the three-month period ended June 30, 2016.

Depreciation and amortization expenses decreased approximately $14,000 to $54,000 for six-month period ended June 30, 2016 compared to approximately $68,000 in the prior year period due to the same reasons stated above.

Other (Expenses)/Income

Other expenses increased approximately $17,000 to $36,000 for the three-month period ended June 30, 2016 compared to approximately $19,000 in the prior year period. The increase in other expenses was primarily due to an increase in foreign currency losses compared to the prior year period mainly as a result of the settlement of U.S. dollar denominated payables for the Philippines operations with an appreciated U.S. dollar compared to the prior year period.

Other income increased approximately $40,000 to $25,000 for the six-month period ended June 30, 2016 compared to expenses of approximately $15,000 in the prior year period. The increase in other income was primarily due to foreign currency gains compared to losses in the prior year period mainly as a result of the settlement of U.S. dollar denominated payables for the Philippines operations with a depreciated U.S. dollar compared to the prior year period.

Income Tax Provisions

Effective tax rates for the three-month and six-month periods ended June 30, 2016 and 2015 were approximately 1,186.2% and 1.3% and 286.0% and 2.4%, respectively. The change in effective tax rate was mainly due to the inclusion of EGT Cambodia pre-tax income, which is subject to a zero income tax liability, in the overall estimated annual effective tax rate computation. We continue to review the treatment of tax losses and future income generated by our foreign subsidiaries to minimize taxation costs.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2016, we had total cash and cash equivalents of approximately $33.0 million and working capital of approximately $33.5 million. Our cash and working capital during the six-month period ended June 30, 2016 was positively impacted by cash flow from the disposal of the principal assets of the gaming products division but was negatively impacted by an increase in use of working capital for and investments in the development of the social gaming platform.

Our cash flow for the second half of the year ended December 31, 2016 is expected to be negatively impacted by: the termination of two EGM leasing contracts on June 30, 2016, which includes NagaWorld; estimated total costs, both expensed and capitalized, of $3.5 million to $4.5 million related to the development of the social gaming operations; and, the sale of the gaming operations’ assets on May 11, 2016. However, our cash position for the second half of the year ended December 31, 2016 will benefit from the receipt of a total of approximately $3.8 million related to the sale of the gaming products assets and the sale of EGMs from the terminated leasing contracts mentioned above. This includes payments of $520,000 for the reimbursement of severance costs related to the termination of gaming products employees and a $3.3 million for the sale of the EGMs.

We are seeking new projects to replace the lost cash flow from the gaming operations and two terminated EGM contracts. Presently, we are actively pursuing projects, which would be in new businesses for the Company. However, there is no guarantee we will be successful in these efforts.

We presently expect that our capital expenditures for the remainder of 2016 will be approximately $300,000 to $500,000, which primarily includes capitalized costs associated with the development of the social gaming platform. This excludes the costs and expenses of any new projects.

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

Cash Flow Summary

	Six-Month Period Ended June 30,
(amount in thousands)	2016	2015
Cash provided by/(used in):
Operations	$(526)	$8,535
Investing	2,879	(1,212)
Financing	—	—
Effect of exchange rate change in cash	1	14
	$2,354	$7,337

Operations

Cash used in operating activities was approximately $526,000 for the six-month period ended June 30, 2016 compared to cash provided by operating activities of approximately $8.5 million in the prior year period. For the six-month period ended June 30, 2016, cash used in operating activities primarily resulted from a decrease of operating income from the gaming operations division and an increase in the use of funds for working capital and expenses related to the development of the social gaming platform. For the six-month period ended June 30, 2015, cash provided by operating activities primarily resulted from operating income from both the gaming operations and gaming products divisions and a decrease in the use of funds for working capital.

Investing

Cash provided by investing activities was approximately $2.9 million for the six-month period ended June 30, 2016 compared to approximately $1.2 million cash used in investing activities in the same period of the prior year. The net increase in cash provided by investing activities was mainly a result of the proceeds from disposal of the gaming products division and fewer purchases of EGMs for the gaming operations division.

Financing

Cash used in financing activities was $NIL for the six-month periods ended June 30, 2016 and 2015.

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

Allowance for Doubtful Accounts Receivable

As of June 30, 2016, we had net accounts receivable of approximately $848,000, representing 2% of total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowances for aged account balances. Revenue is recognized on an accrual basis for customers with doubtful accounts receivable. Our allowance for doubtful accounts receivable was $NIL as of June 30, 2016 and December 31, 2015.

Inventory

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. Our inventory provision was $NIL for the three-month and six-month periods ended June 30, 2016 and 2015.

Gaming Equipment and Property and Equipment

As of June 30, 2016, we had gaming equipment and property and equipment of approximately $3.6 million, representing 8% of our total assets. We depreciate gaming equipment and property and equipment on the straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategies and legal considerations such as contractual life. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require changes in the estimated useful lives of such assets.

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

Goodwill and Intangible Assets

As of June 30, 2016, we had intangible assets, including goodwill of approximately $1.5 million, representing 3% of our total assets. Goodwill is not subject to amortization and is tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment provision will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized.

Certain costs relating to software developed to solely meet our internal requirements and for which there are no substantive plans to market the software. These costs mainly include payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software projects during the application development stage until the software is substantially complete and ready for its intended use. We also capitalizes certain costs related to the development of the social gaming application for marketing purposes. These costs are capitalized once technological feasibility has been established. Costs incurred prior to the criteria met for capitalization are expensed to research and development expenses as incurred. Our management committed the resources of developing a social gaming application, and it is probable that the social gaming application will be completed and the software will be used as intended. Such capitalized costs are amortized on a straight-line basis over the estimated useful life of the related assets.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as legal considerations such as contractual life. Future events, such as technology obsolescence could result in a change in the manner in which we use the assets and require a change in the estimated useful lives of such assets. Finite-lived intangible assets are tested for impairment and recoverability when there are indicators of impairment. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment provision will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized.

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

Stock-based compensation expenses totaled approximately $6,000 and $20,000 and $21,000 and $50,000 for the three-month and six-month periods ended June 30, 2016 and 2015, respectively, in the accompanying consolidated statements of comprehensive loss/income.

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

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of June 30, 2016.

(b)	Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing
10.1	Asset Purchase Agreement dated May 11, 2016 amongst the Registrant, DPD Limited (formerly known as Dolphin Products Limited) and Gaming Partners International Corporation	Filed electronically herewith

10.2+	Amended and Restated Stock Incentive Plan	Incorporated by reference from the Registrant’s Definitive Information Statement on June 28, 2016

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

+ Indicates management compensatory plan, contract or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	August 15, 2016	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	August 15, 2016	By:	/s/ Traci L. Mangini
Traci L. Mangini
		Its:	Chief Financial Officer