Form 10-Q
period 2016-09-30
Entertainment Gaming Asia Inc.
filed 2016-11-14
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No  ☒

As of November 1, 2016, 14,464,220 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,021	$30,681
Accounts receivable, net	367	724
Amounts due from related parties	—	257
Other receivables	1,049	78
Inventories	57	2,378
Prepaid expenses and other current assets	490	295
Contract amendment fees	—	18
Total current assets	36,984	34,431

Gaming equipment, net	685	2,985
Casino contracts	—	528
Property and equipment, net	1,242	5,919
Goodwill	325	332
Intangible assets, net	1,485	391
Deferred tax asset	268	274
Prepaids, deposits and other assets	1,279	425
Total assets	$42,268	$45,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$558	$288
Amounts due to related parties	93	239
Accrued expenses	1,884	1,755
Income tax payable	271	2
Deferred revenue	—	9
Customer deposits and other current liabilities	41	529
Total current liabilities	2,847	2,822

Other liabilities	821	880
Deferred tax liability	29	29
Total liabilities	3,697	3,731
Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 38,000,000 shares authorized; 14,464,220 shares issued and outstanding	14	14
Additional paid-in-capital	47,824	47,763
Accumulated other comprehensive income	651	709
Accumulated losses	(9,919)	(6,933)
Total EGT stockholders’ equity	38,570	41,553
Non-controlling interest	1	1
Total stockholders’ equity	38,571	41,554
Total liabilities and stockholders’ equity	$42,268	$45,285

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss/Income

(amounts in thousands, except per share data)

(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
Revenues:
Gaming operations	$689	$4,483	$6,814	$13,407
Social gaming platform	1	—	1	—
Total revenues	690	4,483	6,815	13,407

Operating costs and expenses:
Cost of gaming operations
Gaming property and equipment depreciation	167	751	1,041	2,352
Casino contract amortization	—	608	528	1,830
Other gaming related intangibles amortization	—	63	96	189
Other operating costs	542	927	2,495	2,718
Cost of social gaming platform	77	—	77	—
Selling, general and administrative expenses	1,443	1,073	3,551	3,620
Gain on disposition of assets	(1,632)	—	(1,653)	(24)
Research and development expenses	63	9	548	9
Depreciation and amortization	25	33	79	100
Total operating costs and expenses	685	3,464	6,762	10,794

Income from operations	5	1,019	53	2,613

Other (expenses)/income:
Interest expense and finance fees	—	—	—	(3)
Interest income	2	3	7	9
Foreign currency losses	(34)	(100)	(25)	(129)
Other	11	4	22	15
Total other (expenses)/income	(21)	(93)	4	(108)

(Loss)/ income from continuing operations before income tax	(16)	926	57	2,505

Income tax expenses	(106)	(129)	(314)	(166)

Net (loss)/income from continuing operations	(122)	797	(257)	2,339
Net (loss)/income from discontinued operations, net of tax	(622)	649	(2,729)	1,139
Net (loss)/income attributable to EGT stockholders	$(744)	$1,446	$(2,986)	$3,478

Other comprehensive loss:
Foreign currency translation	(55)	(64)	(58)	(79)
Total other comprehensive loss, net of tax	(55)	(64)	(58)	(79)

Comprehensive (loss)/ income attributable to EGT stockholders	$(799)	$1,382	$(3,044)	$3,399

Per share data (basic and diluted):
(Loss)/earnings	$(0.05)	$0.10	$(0.21)	$0.24
(Loss)/earnings from continuing operations	$(0.01)	$0.06	$(0.02)	$0.16
(Loss)/earnings from discontinued operations, net of tax	$(0.04)	$0.04	$(0.19)	$0.08

Weighted average common shares outstanding:
Basic	14,464	14,460	14,462	14,456
Diluted	14,464	14,474	14,462	14,483

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine-Month Period Ended September 30,
	2016	2015
Cash flows (used in)/provided by operating activities:
Net (loss)/income from continuing operations	$(257)	$2,339
Adjustments to reconcile net (loss)/income from continuing operations to net cash (used in) / provided by operating activities:
Depreciation of gaming equipment and property and equipment	1,119	2,453
Amortization of casino contracts	528	1,830
Amortization of intangible assets	160	207
Amortization of contract amendment fees	18	81
Stock-based compensation expenses	61	67
Gain on disposition of assets	(1,653)	(24)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	167	(224)
Inventories	55	38
Prepaid expenses and other current assets	(221)	(48)
Prepaids, deposits and other assets	(132)	(29)
Accounts payable	86	(5)
Amounts due from/to related parties	(215)	4
Accrued expenses, customer deposits and others	222	(210)
Income tax payable	269	121
Other liabilities	(5)	(12)
Operating cash provided by continuing operations	202	6,588
Operating cash (used in)/provided by discontinued operations	(1,414)	2,610
Net cash (used in)/provided by operating activities	(1,212)	9,198

Cash flows provided by/(used in) investing activities:
Purchases of property and equipment	(43)	(178)
Purchases of gaming machines and systems	(45)	(562)
Proceeds from sale of assets	3,101	42
Development/purchases of intangibles	(1,443)	—
Investing cash provided by/(used in) continuing operations	1,570	(698)
Investing cash provided by/(used in) discontinued operations	3,970	(554)
Net cash provided by/(used in) investing activities	5,540	(1,252)

Cash flows used in financing activities:
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash	12	63
Increase in cash and cash equivalents	4,340	8,009
Cash and cash equivalents at beginning of period	30,681	17,301
Cash and cash equivalents at end of period	$35,021	$25,301

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies

The current business activities of the Company entail: (i) the owning and leasing of electronic gaming machines (EGMs) placed in resorts, hotels and other venues in Cambodia and the Philippines on a participation or revenue-sharing basis with venue owners; and (ii) the development of a social gaming platform designed for the Pan-Asian market.

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

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of September 30, 2016, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $34.8 million.

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

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads. Inventories did not include lower of cost or market (LCM) write-downs as of September 30, 2016 and 2015.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification or ASC, ASC 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. Impairment charges for long-lived assets of approximately $NIL and $1.3 million were included in the net loss/income from discontinued operations in the consolidated statements of comprehensive loss/income for three-month and nine-month periods ended September 30, 2016. There were no impairment charges for long-lived assets for the three-month and nine-month periods ended September 30, 2015.

Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consist primarily of prepaid value-added taxes in foreign countries, prepayment to suppliers and other receivables, rental and utilities and other deposits.

Gaming Equipment

Gaming equipment consists primarily of EGMs and systems. Gaming equipment is stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $111,000 and $586,000 and $870,000 and $1.9 million was included in cost of gaming operations in the consolidated statements of comprehensive loss/income for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively.

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

Depreciation of property and equipment of approximately $56,000 and $165,000 and $171,000 and $487,000 was included in the cost of gaming operations in the consolidated statements of comprehensive loss/income for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively.

Goodwill and Intangible Assets, Including Casino Contracts

Intangible assets consist of patents, trademarks, technical know-how, gaming operation agreement, casino contracts, internal-use software and goodwill. Intangible assets other than goodwill are amortized on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which ranges from four to ten years. The straight-line amortization method is utilized because the Company believes there is no more reliably determinable method of reflecting the pattern for which the economic benefits of the intangible assets are consumed or otherwise used.

The Company capitalizes certain costs relating to software developed to solely meet the Company’s internal requirements and for which there are no substantive plans to market the software. These costs mainly include payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software projects during the application development stage until the software is substantially complete and ready for its intended use. The Company also capitalizes certain costs related to the development of the social gaming application to be marketed. These costs are capitalized once technological feasibility has been established. Costs incurred prior to the criteria met for capitalization are expensed to research and development expenses as incurred. Management has committed the resources of developing a social gaming application, and the social gaming application has reached a defined stage of development such that the software could be used as intended. Such capitalized costs are amortized on the straight-line basis over the estimated useful life of the related assets of four years.

Amortization expenses related to casino contracts were approximately $NIL and $608,000 and $528,000 and $1.8 million for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively. Amortization expenses related to other gaming related intangibles were approximately $NIL and $63,000 and $96,000 and $189,000 for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively. These amounts were accounted for as cost of gaming operations in the consolidated statements of comprehensive loss/income.

Amortization expenses related to internal-use software were approximately $65,000 for the three-month and nine-month periods ended September 30, 2016. These amounts were accounted for as cost of social gaming platform in the consolidated statements of comprehensive loss/income.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and future cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the three-month and nine-month periods ended September 30, 2016 and 2015.

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

For gaming operations, the Company earns recurring revenue by providing customers with EGMs and casino management systems which track game performance and provide statistics on installed EGMs owned by the Company and leased to venue owners. Revenues are recognized on the contractual terms of the EGM agreements between the Company and the venue owners and are based on either: a fixed lease fee, which is applicable only for the period of March 1, 2016 through June 30, 2016, or, the Company’s share of net winnings and reimbursement of expenses, net of customer incentives and commitment fees.

Revenues are recognized as earned unless collection is not reasonably assured, in which case revenues are recognized when the payment is received. All slot operations revenues were recognized as earned during the three-month and nine-month periods ended September 30, 2016 and 2015.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had commitment fee balances related to contract amendments of $NIL and approximately $18,000 as of September 30, 2016 and December 31, 2015, respectively.

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

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on a pro rata basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 12 for additional information relating to stock-based compensation assumptions. Stock-based compensation expenses totaled approximately $40,000 and $17,000 and $61,000 and $67,000 for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively.

Research and Development

Research and development expenses are expensed as incurred. Employee-related costs associated with research and development and certain costs associated with the development of the social gaming platform are included in research and development expenses.  Research and development expenses were approximately $63,000 and $9,000 and $548,000 and $9,000 for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively.

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

A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred. The Company had no capital leases as of September 30, 2016 and December 31, 2015.

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

(Loss)/Earnings per Share

Basic (loss)/earnings per share are computed by dividing the reported net (loss)/earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options and restricted shares during the period. The computation of diluted earnings per share excludes the impact of stock options and restricted shares that are anti-dilutive. There was no difference in diluted loss per share from basic loss per share for three-month and nine-month periods ended September 30, 2016 as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

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

Below is a summary of closing exchange rates as of September 30, 2016 and December 31, 2015 and average exchange rates for the three-month and nine-month periods ended September 30, 2016 and 2015.

(US$1 to foreign currency)	September 30, 2016	December 31, 2015
Australian dollar	1.31	1.37
Hong Kong dollar	7.75	7.75
Philippine peso	48.26	47.17
Thai baht	34.66	36.07

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(US$1 to foreign currency)	2016	2015	2016	2015
Australian dollar	1.32	1.38	1.35	1.31
Hong Kong dollar	7.76	7.75	7.76	7.75
Philippine peso	47.06	46.06	46.95	45.06
Thai baht	34.84	35.20	35.24	33.71

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

As of September 30, 2016, the fair values of financial assets and liabilities approximate carrying values due to their short maturities.

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

There were no adjustments for unrecognized actuarial gains or losses and past service costs or credits to equity through other comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015.

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

The Company records all asset retirement obligations for which it has legal obligations to remove all installation works and reinstate the manufacturing facilities to its original state at estimated fair value. The Company recognized $NIL and approximately $4,000 and $9,000 and $13,000 of asset retirement obligation operating costs related to accretion of the liabilities and depreciation of the assets for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively. These amounts were included in the net loss/income from discontinued operations in the consolidated statements of comprehensive loss/income.

Note 2.	Segments

During the reported periods, the Company conducted business under two operating segments: (i) gaming operations, which include leasing of its owned EGMs on a fixed lease fee or revenue-sharing basis; and (ii) the development and testing of a social gaming platform.

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

The following table presents the financial information for each of the Company’s continuing operating segments.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(amounts in thousands)	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Gaming operations	$689	$4,483	$6,814	$13,407
Social gaming platform	1	—	1	—
Total revenues	$690	$4,483	$6,815	$13,407

Operating income/(loss):
Gaming operations	$1,612	$2,134	$4,307	$6,341
Social gaming platform	(139)	—	(624)	—
Corporate and other operating costs and expenses	(1,468)	(1,115)	(3,630)	(3,728)
Total operating income	$5	$1,019	$53	$2,613

Depreciation and amortization:
Gaming operations	$169	$1,431	$1,679	$4,400
Social gaming platform	69	—	69	—
Corporate	19	24	61	71
Total depreciation and amortization	$257	$1,455	$1,809	$4,471

Geographic segment revenues of the Company’s continuing operation segments for the three-month and nine-month periods ended September 30, 2016 and 2015 consisted of the following:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(amounts in thousands)	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cambodia	$319	$3,871	$5,214	$11,442
Philippines	371	612	1,601	1,965
Total	$690	$4,483	$6,815	$13,407

For the three-month and nine-month periods ended September 30, 2016 and 2015, the largest gaming operations customer represented 46% and 75% and 61% and 75%, respectively, of total gaming operations revenue.

Note 3.	Inventories

Inventories consisted of the following:

(amounts in thousands)	September 30, 2016	December 31, 2015
	(Unaudited)
Raw materials (1)	$—	$1,742
Work-in-process	—	80
Finished goods (2)	—	443
Spare parts	57	113
Total	$57	$2,378

(1)	Raw materials decreased from December 31, 2015 to September 30, 2016 due to the Company’s sale of its gaming products operations assets on May 11, 2016, which included raw materials.

(2)	Finished goods decreased from December 31, 2015 to September 30, 2016 due to the delivery of all outstanding orders for the gaming products division in the six-month period ended June 30, 2016.

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(amounts in thousands)	September 30, 2016	December 31, 2015
	(Unaudited)
Prepayments to suppliers	$206	$75
Prepaid insurances	284	220
Total	$490	$295

Note 5.	Receivables

Accounts and other receivables consisted of the following:

(amounts in thousands)	September 30, 2016	December 31, 2015
	(Unaudited)
Trade receivables	$367	$724
Other receivables (1)	1,049	78
	1,416	802
Less: allowance for doubtful accounts	—	—
Net	$1,416	$802

(1)	As of September 30, 2016, other receivables included approximately $1.0 million in payments due within one year from the sale of the Company’s gaming products operations assets on May 11, 2016. The non-current balance of the future payments receivable is included in Prepaids, Deposits and Other Assets. See Note 9.

Note 6.	Gaming Equipment

Gaming equipment is stated at cost. The major categories of gaming equipment and accumulated depreciation consisted of the following:

(amounts in thousands)	Useful Life (years)	September 30, 2016	December 31, 2015
		(Unaudited)
EGMs (1)	3-5	$7,369	$16,215
Systems	5	1,102	1,335
		8,471	17,550
Less: accumulated depreciation		(7,786)	(14,565)
Net		$685	$2,985

(1)	EGMs decreased from December 31, 2015 to September 30, 2016 due to the sale of the Company’s EGMs placed in NagaWorld and Leisure World VIP Club in the three-month period ended September 30, 2016.

Depreciation expenses of gaming equipment of approximately $111,000 and $586,000 and $870,000 and $1.9 million were included in cost of gaming operations in the consolidated statements of comprehensive loss/income for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively.

Note 7.	Property and Equipment

Property and equipment are stated at cost. The major categories of property and equipment and accumulated depreciation consisted of the following:

(amounts in thousands)	Useful Life (years)	September 30, 2016	December 31, 2015
		(Unaudited)
Equipment, vehicles, furniture and fixtures (1)	3-10	$910	$6,290
Land and building	0-5	1,506	1,506
Leasehold improvements (2)	1-6	149	1,400
		2,565	9,196
Less: accumulated depreciation		(1,323)	(3,277)
Net		$1,242	$5,919

(1)	Equipment, vehicles, furniture and fixtures decreased from December 31, 2015 to September 30, 2016 due to the sale of the principal assets of the gaming products operations on May 11, 2016 and the write-down of the unsold gaming products assets, including office equipment and machinery that could not be utilized in the Company’s other operations as of September 30, 2016.

(2)	Leasehold improvements decreased from December 31, 2015 to September 30, 2016 due to the write-down of leasehold improvements as of September 30, 2016 related to the discontinued gaming products operations.

Depreciation expenses of property and equipment of approximately $56,000 and $165,000 and $171,000 and $487,000 were included in cost of gaming operations in the consolidated statements of comprehensive loss/income for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively.

Note 8.	Goodwill and Intangible Assets, including Casino Contracts

Goodwill and intangible assets are stated at cost. The major categories of goodwill and intangible assets and accumulated amortization consisted of the following:

(amounts in thousands)	Useful Life (years)	September 30, 2016	December 31, 2015
		(Unaudited)
Gaming operation agreement	4-5	$1,166	$1,166
Less: accumulated amortization		(1,166)	(1,070)
		—	96

Goodwill	N/A	325	332

Patents	5-6	—	114
Less: accumulated amortization		—	(104)
		—	10

Trademarks	5-9	—	26
Less: accumulated amortization		—	(15)
		—	11

Technical know-how	10	—	261
Less: accumulated amortization		—	(94)
		—	167

Casino contracts	5-6	—	12,637
Less: accumulated amortization		—	(12,109)
		—	528

Internal-use software (1)	4	1,550	107
Less: accumulated amortization		(65)	—
		1,485	107
Net carrying value		$1,810	$1,251

(1)	Internal-use software relates to the development of the social gaming platform.

Amortization expenses for finite-lived intangible assets of $NIL and approximately $671,000 and $625,000 and $2.0 million were included in cost of gaming operations in the consolidated statements of comprehensive loss/income for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively.

Amortization expenses for internal-use software of approximately $65,000 were included in cost of social gaming platform in the consolidated statements of comprehensive loss/income for the three-month and nine-month periods ended September 30, 2016.

Goodwill movements during the periods consisted of the following:

(amounts in thousands)	2016	2015
	(Unaudited)
Balance as of January 1	$332	$351
Foreign currency translation adjustment	(7)	(19)
Balance as of September 30/December 31	$325	$332

Note 9.	Prepaids, Deposits and Other Assets

Prepaids, deposits and other assets consisted of the following:

(amounts in thousands)	September 30, 2016	December 31, 2015
	(Unaudited)
Rentals, utilities and other deposits	$254	$391
Other receivables (1)	976	—
Prepaid taxes	49	—
Prepayments to suppliers	—	34
Total	$1,279	$425

(1)	Other receivables as of September 30, 2016 included approximately $976,000 in payments due in more than one year from the sale of the gaming products operations assets. The current balance of the future payments receivable is included in Receivables. See Note 5.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

(amounts in thousands)	September 30, 2016	December 31, 2015
	(Unaudited)
Payroll and related costs (1)	$151	$626
Professional fees	564	339
Withholding tax expenses (2)	725	549
Other tax expenses (3)	294	44
Other expenses	150	197
Total	$1,884	$1,755

(1)	Payroll and related costs decreased from December 31, 2015 to September 30, 2016 due to the settlement of an accrued bonus in the three-month period ended June 30, 2016.

(2)	Withholding tax expenses increased from December 31, 2015 to September 30, 2016 due to the withholding tax payable for the fixed lease income from the NagaWorld operations.

(3)	Other tax expenses increased from December 31, 2015 to September 30, 2016 due to the VAT payable for the sale of EGMs placed in NagaWorld in the three-month period ended September 30, 2016.

Note 11.	Other Liabilities

Other liabilities consisted of the following:

(amounts in thousands)	September 30, 2016	December 31, 2015
	(Unaudited)
Other tax liabilities	$798	$754
Other	23	126
Total	$821	$880

Note 12.	Stock-Based Compensation

The Company effected a 1-for-4 reverse stock split of its common shares as of February 26, 2015. All historical share amounts and share price information presented below have been proportionally adjusted to reflect the impact of this reverse split.

At the annual shareholders meeting held on September 8, 2008, the 2008 Stock Incentive Plan was voted on and became effective on January 1, 2009, which replaced two previous plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan, thereby terminating both of the previous plans on December 31, 2008.

On July 18, 2016, the Company’s shareholders approved a new 2016 Stock Incentive Plan, the 2016 Plan, which amended and restated the 2008 Plan to bring it in alignment with the Rules Governing the Listing of Securities on the Stock Exchange of Hong Kong Limited, to which the Company’s equity incentive plans are subject as a result of becoming an indirect majority-owned subsidiary of Melco International Development Limited.

The 2016 Plan allows for incentive awards to eligible recipients consisting of:

•	Options to purchase shares of common stock that qualify as incentive stock options within the meaning of the Internal Revenue Code;

•	Non-statutory stock options that do not qualify as incentive options;

•	Restricted stock awards; and

•	Performance stock awards which are subject to future achievement of performance criteria or free of any performance or vesting.

The maximum number of shares reserved for issuance under the 2016 Plan is 1,250,000 shares. The exercise price of options granted under the 2016 Plan shall not be less than 100% of the fair market value of one share of common stock on the date of grant, unless the participant owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, in which case the exercise price shall then be 110% of the fair market value. The outstanding stock options generally vest over three years and have ten-year contractual terms.

Pursuant to shareholder approval of the 2016 Plan, the Company implemented a voluntary stock option exchange program for its employees, directors and certain others, or the Participants. The stock option exchange program had been approved by the Board of Directors on April 29, 2016 and was approved by shareholders on July 18, 2016.

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

The compensation expense resulted from the exchange program and is recognized in accordance with ASC 718 Compensation-Stock Compensation. As a result of the option exchange, the Company expects to incur non-cash compensation expense attributable to the incremental fair value of the replacement options granted to the Participants, measured as of the date such awards were granted. The incremental compensation expense associated with the replacement options will be recognized over the expected life of the replacement options.

During the nine-month period ended September 30, 2016, stock options for the purchase of 484,781 shares of common stock were granted under the stock option exchange program under the 2016 Plan with a weighted average exercise price of $1.94 and weighted average fair value of $1.31 per share and will vest over a three year period.

During the nine-month period ended September 30, 2016, there were no exercises of outstanding stock options.

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

As of September 30, 2016, stock options for the purchase of 70,627 shares and 2,813 shares of common stock were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan, respectively.

As of September 30, 2016, stock options for the purchase of 208,630 shares of common stock were outstanding under the 2008 Plan.

As of September 30, 2016, stock options for the purchase of 282,070 shares of common stock were exercisable with a weighted average exercise price of $8.45, a weighted average fair value of $3.52 and an aggregate intrinsic value of approximately $32,000. The total fair value of shares vested during the three-month period ended September 30, 2016 was $2,000. As of September 30, 2016, an aggregate of 484,781 options granted under all plans was subject to vesting with a total compensation cost of approximately $50,000. The amount is expected to be recognized over 2.58 years.

A summary of all current and expired plans as of September 30, 2016 and changes during the period then ended are presented in the following table:

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	767,476	$7.90	4.28	$34
Granted	484,781	1.94	—	—
Exercised	—	—	—	—
Forfeited or expired	(485,406)	7.57	—	—
Outstanding as of September 30, 2016	766,851	4.34	6.99	32
Exercisable as of September 30, 2016	282,070	$8.45	2.53	$32

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2015	3,750	$4.84	0.41
Granted	—	—	—
Vested	3,750	4.84	—
Unvested balance as of September 30, 2016	—	$—	—

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the nine-month periods ended September 30, 2016 and 2015.

	Nine-Month Period Ended September 30,
	2016		2015
Range of values:	Low	High	Low	High
Expected volatility	81.78%	91.82%	71.85%	80.91%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.74	4.78	8.11
Risk free rate	0.95%	1.69%	1.13%	2.02%

For stock-based compensation accrued to employees and non-employee directors, the Company recognizes stock-based compensation expenses for all service-based awards with graded vesting schedules on a pro rata basis over the requisite service period for the entire award. Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.

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

Note 13.	Related Party Transactions

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(amounts in thousands)	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Related party transactions provided to:
Melco Crown (Macau) Limited
Sales of gaming products	$—	$9	$—	$358

MCE Leisure (Philippines) Corporation
Sales of gaming products	$—	$129	$167	$4,460

Melco Crown Entertainment Limited
Sales of gaming products	$—	$—	$—	$212

Oriental Regent Limited
Sales of gaming products	$—	$786	$164	$1,286

Studio City International Holding Limited
Sales of gaming products	$—	$2,186	$—	$2,186

Related party transactions provided by:
Melco Services Limited
Technical services	$1	$—	$2	$1
Services Agreement	$58	$—	$174	$—
Other	$4	$2	$11	$7

Aberdeen Restaurant Enterprises Limited
Other	$1	$4	$1	$5

Golden Future (Management Services) Limited
Other	$62	$63	$240	$210

Melco International Development Limited
Other	$13	$—	$13	$—

Melco Services Limited is a wholly-owned subsidiary of Melco International Development Limited, which owns 64.8% of Entertainment Gaming Asia Inc.

Melco International Development Limited owns 37.9% of Melco Crown Entertainment Limited, which owns 90% of Melco Crown (Macau) Limited, 72.84% of MCE Leisure (Philippines) Corporation and 60% of Studio City International Holding Limited.

Golden Future (Management Services) Limited is a wholly-owned subsidiary of Melco Crown (Macau) Limited.

Melco International Development Limited indirectly owns 86.7% of Aberdeen Restaurant Enterprises Limited and 5% of Oriental Regent Limited.

Note 14.	Income Taxes

The Company recorded income tax expenses of approximately $106,000 and $129,000 and $314,000 and $166,000 for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively. The Company’s effective income tax rates were (686.9%) and 13.9% and 549.4% and 6.6% for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively. The EGT Cambodia entity is income tax exempt and only pays a fixed monthly tax rather than a tax on income. The change in effective tax rate was mainly due to the inclusion of EGT Cambodia pre-tax income, which is subject to a zero income tax liability, in the overall estimated annual effective tax rate computation.

The fixed obligation tax arrangement is subject to annual renewal and negotiation. The Company is making efforts to renew the fixed obligation tax arrangement for EGT Cambodia for 2016.

The Company is subject to income tax examinations by tax authorities in jurisdictions in which it operates. The Company’s 2013 to 2015 United States income tax returns remain open to examination by the Internal Revenue Service. The Company’s 2009 to 2013 Australian income tax returns remain open to examination by the Australian Taxation Office. The Company’s 2015 Cambodian income tax returns remain open to examination by the General Department of Taxation. The Company’s 2013 to 2015 Philippines income tax returns remain open to examination by the Philippines Bureau of Internal Revenue. The Company’s 2009 to 2015 Hong Kong income tax returns remain open to examination by the Hong Kong Inland Revenue Department.

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

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(amounts in thousands)	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues from gaming products	$—	$3,788	$1,612	$10,783
Cost of gaming products	81	(2,834)	(2,096)	(8,824)
Selling, general and administrative expenses (1)	(704)	(197)	(2,133)	(585)
Gain/(loss) on disposition of assets	—	—	1,287	(2)
Impairment of assets (2)	—	—	(1,276)	—
Research and development expenses	—	(37)	(105)	(107)
Depreciation and amortization	—	(20)	(37)	(58)
Other income/(expenses)	1	(51)	19	(68)
(Loss)/income from discontinued operations, net of tax	$(622)	$649	$(2,729)	$1,139

(1)	The Company incurred approximately $487,000 in expenses related to the termination of the gaming products factory lease in September 2016. For the nine-month period ended September 30, 2016, the Company incurred approximately $1.0 million in legal fees related to DPD Limited, formerly known as Dolphin Products Limited.

(2)	In the three-month period ended June 30, 2016, the Company recorded a non-cash impairment charge of approximately $1.3 million associated with the write-down of the remaining gaming operations assets, including certain machinery, leasehold improvements and office equipment, which could not be utilized in its other operations.

Note 16.	Commitments and Contingencies

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

Note 17.	(Loss)/Earnings Per Share

Computation of the basic and diluted (loss)/earnings per share from continuing operations consisted of the following:

	Three-Month Period Ended September 30,
	2016			2015
	(Unaudited)			(Unaudited)
(amounts in thousands, except per share data)	Loss	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net (loss)/income attributable to equity shareholders	$(122)	14,464	$(0.01)	$797	14,460	$0.06
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		—			14
Diluted
Net (loss)/income attributable to equity shareholders plus assumed conversion	$(122)	14,464	$(0.01)	$797	14,474	$0.06

	Nine-Month Period Ended September 30,
	2016			2015
	(Unaudited)			(Unaudited)
(amounts in thousands, except per share data)	Loss	Number of Shares	Per Share Amount	Income	Number of Shares	Per Share Amount
Basic
Net (loss)/income attributable to equity shareholders	$(257)	14,462	$(0.02)	$2,339	14,456	$0.16
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		—			27
Diluted
Net (loss)/income attributable to equity shareholders plus assumed conversion	$(257)	14,462	$(0.02)	$2,339	14,483	$0.16

(1)	There were no differences in diluted loss per share from basic loss per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses for the three-month and nine-month periods ended September 30, 2016.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Anti-dilutive outstanding stock options excluded from computation of loss/earnings per share	766,851	753,874	766,851	744,381

Note 18.	Retirement Plan

The components of accrued retirement benefits consisted of the following:

(amounts in thousands)	2016	2015
	(Unaudited)
Balance as of January 1	$23	$29
Service cost	—	8
Interest cost	—	1
Actuarial gain and others	—	(15)
Balance as of September 30/December 31	$23	$23

Note 19.	Asset Retirement Obligations

Reconciliations of the carrying amounts of the Company’s asset retirement obligations are as follows:

(amounts in thousands)	2016	2015
	(Unaudited)
Balance as of January 1	$99	$92
Accretion expense	—	7
Reduction	(99)	—
Balance as of September 30/December 31	$—	$99

Note 20.	Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances as of January 1, 2015	$87	$666	$753
Current period other comprehensive income/(loss)	3	(47)	(44)
Balances as of December 31, 2015	90	619	709
Current period other comprehensive loss	—	(58)	(58)
Balances as of September 30, 2016 (Unaudited)	$90	$561	$651

Note 21.	Subsequent Events

On October 31, 2016, the Company sold the gaming machine assets placed in Thansur Bokor in Cambodia to the casino owner for cash proceeds of $250,000 and terminated the related participation agreement.

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

Overview

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the three-month and nine-month periods ended September 30, 2016 and 2015 included elsewhere in this report.

General

We generate revenue through our electronic gaming machine (EGM) operations in Cambodia and the Philippines and online social gaming platform. Our consolidated revenue for the three-month and nine-month periods ended September 30, 2016 was approximately $690,000 and $6.8 million, respectively. This compares to consolidated revenue for the three-month and nine-month periods ended September 30, 2015 of approximately $4.5 million and $13.4 million, respectively.

This year to date, we have refined our business operations with the sale of certain business assets and the exit of certain operations in an effort to improve our positioning and financial flexibility to pursue new growth opportunities. In May 2016, we sold the principal assets of the gaming products operations, which comprised the manufacture and sale of gaming chips and plaques and the distribution of third-party gaming products mainly in Asia and Australia, and exited this business. The cash consideration was approximately $5.9 million plus the potential for earn-outs on future gaming chip and plaque orders to specified customers and subject to certain restrictions. On June 30, 2016, two of our EGM leasing contracts, NagaWorld in Cambodia and Leisure World VIP Slot Club in the Philippines, were terminated and, immediately following in July 2016, we sold the related gaming machine assets for a combined purchase price of approximately $3.3 million. On October 31, 2016, we sold the gaming machine assets placed in Thansur Bokor in Cambodia for cash proceeds of $250,000 and terminated the related participation agreement.

In 2015, we commenced operations to develop and publish an online social gaming platform specifically designed for the Pan-Asian market. We commenced initial testing of the platform in the third quarter of 2016 and generated minimal revenue for the three-month period ended September 30, 2016.

Gaming Operations

Our gaming operations comprise the leasing of our EGMs in two countries, Cambodia and the Philippines. As of September 30, 2016, we had a total of 748 EGM seats in operation in four venues, of which a total of 350 EGM seats were in operation in two venues in Cambodia and a total of 398 EGM seats in operation in two venues in the Philippines.

In Cambodia, our gaming operations during the reported periods included Thansur Bokor Highland Resort and Dreamworld Club (Poipet). Thansur Bokor is a casino resort developed by Cambodian hotelier, Sokha Hotels and Resorts, in the Kampot Province. Under the original agreement, we and Sokha split the net win and certain operating expenses for the placed EGMs on a respective basis of 27%/73%. In August 2015, we and Sokha amended our agreement and adjusted the number of our EGMs placed in this venue to 71 and the split of net win and certain operating costs to 29%/71%, respectively. On October 31, 2016, we sold all 71 EGM seats placed in Thansur Bokor to the casino owner for $250,000 and terminated the related participation agreement.

Dreamworld Club (Poipet) is a slot hall located in the established gaming market of Poipet in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand border. As of September 30, 2016, we had 279 EGM seats in operation in this venue. Dreamworld Club (Poipet) operates under a machine operation and participation agreement with a local partner that owns and operates an existing casino in Poipet. Under the terms of the agreement, the local partner allocated, at no expense to us, part of its land with an area of approximately 16,000 square feet to us to develop and construct, at our own design and cost, the slot venue. We are responsible for all capital expenditures for Dreamworld Club (Poipet) and the placement of EGMs and are the sole operators of this venue. We and the local partner split the net win from all the EGMs placed by us at Dreamworld Club (Poipet) and certain operating costs related to marketing and floor staff on a respective basis of 40%/60%.

From March 1, 2010 until June 30, 2016, our gaming operations included leasing 670 EGM seats to NagaWorld, a gaming resort and the only licensed full service casino in and around the capital city of Phnom Penh owned by NagaWorld Limited. From March 1, 2010 and February 29, 2016, pursuant to a machine operation and participation contract between us and NagaWorld, we jointly operated a substantial portion of the gaming machine area in prime casino floor locations and we and NagaWorld split the net win, which represented the monies wagered less payouts to customers, from our 670 EGMs placed in their property and certain operating costs related to marketing and floor staff on a respective basis of 25%/75%.

Upon termination of the machine operation and participation contract on February 29, 2016, we entered into a machine lease agreement with NagaWorld Limited pursuant to which NagaWorld leased all of our 670 EGM seats and related equipment in their present locations on the NagaWorld casino floor commencing March 1, 2016. We were responsible to pay the withholding tax and provide onsite machine and system maintenance but did not provide any other operational support staff. NagaWorld paid us, on a monthly basis, a fixed fee per machine seat per day. The monthly lease payments per machine seat per day were $22 from March 1 through May 31, 2016, $20 from June 1 through August 31, 2016, and then $18 beginning in September 1, 2016 and thereafter until the contract terminated. NagaWorld had the option to terminate the agreement upon not less than 30 days’ prior written notice. On July 6, 2016, we and NagaWorld agreed to terminate the agreement effective June 30, 2016. Also on July 6, 2016, we agreed to sell all 670 EGM seats placed at NagaWorld to a third-party in Cambodia. The NagaWorld operations had been a primary contributor to our gaming operations revenue and consolidated cash flow.

In the Philippines, our gaming operations are located in the greater Manila area. Our share of the net win per unit per day ranges from 15% to 35%.  On June 30, 2016, one of our participation contracts in the Philippines expired and, on July 4, 2016, we sold all 154 EGM seats placed there to the venue owner. Our operations in the two remaining venues are operating under short-term contracts with the potential for longer-term renewal periods.

Social Gaming Platform

In 2015, we commenced the development of an online social gaming platform. With an internal team of experienced social gaming professionals, we are creating a free-to-play, mobile, social games designed specifically for the Pan-Asian market. We intend to monetize the app through the in-game sale of virtual coins that allows players to extend play time or accelerate their progress. We are presently testing of a limited version of the app in certain markets.

Subject to positive test results, our plan is to market the platform to users in various countries in Asia and to partner with third-parties to offer rewards, which can be earned by the redemption of users’ accumulated points.

The development of the social gaming application is intended to be fully internally funded. Total costs, both expensed and capitalized, for the development and distribution of the platform were approximately $413,000 for the year ended December 31, 2015. We expect total costs, both expensed and capitalized, for the development and distribution of the platform of approximately $3.5 million to $4 million for the year ended December 31, 2016.

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

Results of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2016 and 2015

The following table summarizes our operating results on a consolidated basis for the three-month and nine-month periods ended September 30, 2016 and 2015. All historical revenues and expenses associated with the gaming products business, the assets of which were sold in May 2016, have been reclassified as discontinued operations.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(amounts in thousands, except per share data)	2016	2015	2016	2015

Revenues	$690	$4,483	$6,815	$13,407
Gross (loss)/profit	$(96)	$2,134	$2,578	$6,318
Gross margin percentage	(14)%	48%	38%	47%
Operating income from continuing operations	$5	$1,019	$53	$2,613
Net (loss)/income from continuing operations	$(122)	$797	$(257)	$2,339
Net (loss)/income	$(744)	$1,446	$(2,986)	$3,478
Adjusted (LBITDA)/EBITDA from continuing operations (1)	$(1,354)	$2,395	$266	$7,014

Basic and diluted (loss)/earnings per share from continuing operations	$(0.01)	$0.06	$(0.02)	$0.16

Weighted average common shares outstanding
Basic	14,464	14,460	14,462	14,456
Diluted	14,464	14,474	14,462	14,483

(1)	We define “Adjusted (LBITDA)/EBITDA” as loss/earnings before interest, taxes, depreciation, amortization, stock-based compensation, gain on disposals, and other non-cash operating income and expenses. Adjusted (LBITDA)/EBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our management uses Adjusted EBITDA/(LBITDA) as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted (LBITDA)/EBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported (LBITDA)/EBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted (LBITDA)/EBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted (LBITDA)/EBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted (LBITDA)/EBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, taxes and other non-recurring charges, which are not reflected in Adjusted (LBITDA)/EBITDA. Our calculation of Adjusted (LBITDA)/EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

A reconciliation of (LBITDA)/EBITDA, as adjusted, to the net (loss)/income from continuing operations is provided below.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(amounts in thousands)	2016	2015	2016	2015
Net (loss)/income from continuing operations— GAAP basis	$(122)	$797	$(257)	$2,339
Interest expense and finance fees	—	—	—	3
Interest income	(2)	(3)	(7)	(9)
Income tax expenses	106	129	314	166
Depreciation and amortization	256	1,455	1,808	4,472
Stock-based compensation expenses	40	17	61	67
Gain on disposition of assets	(1,632)	—	(1,653)	(24)
Adjusted (LBITDA)/EBITDA from continuing operations	$(1,354)	$2,395	$266	$7,014

Total revenue decreased approximately $3.8 million to $690,000 for the three-month period ended September 30, 2016 compared to approximately $4.5 million in the prior year period primarily as a result of the expiration of the NagaWorld machine operation and participation contract on February 29, 2016, as discussed in greater detail above.

Gross loss increased approximately $2.2 million to $96,000 for the three-month period ended September 30, 2016 compared to gross profit of approximately $2.1 million in the prior year period. The increase in gross loss was primarily a result of lower revenue partially offset by lower depreciation and amortization expenses.

Operating income from continuing operations decreased approximately $1.0 million to $5,000 for the three-month period ended September 30, 2016 compared to approximately $1.0 million in the prior year period. The decrease in operating income from continuing operations was primarily a result of the higher gross loss and higher operating expenses related to the social gaming platform partially offset by $1.6 million in gains on the dispositions of EGMs in the three-month period ended September 30, 2016, as discussed in greater detail above.

Net loss from continuing operations increased approximately $919,000 to $122,000 for the three-month period ended September 30, 2016 compared to net income from continuing operations of approximately $797,000 in the prior year period. The increase in net loss from continuing operations was primarily a result of the factors as explained above.

Net loss increased approximately $2.2 million to $744,000 for the three-month period ended September 30, 2016 compared to a net income of approximately $1.4 million in the prior year period. The net loss or income for the three-month periods ended September 30, 2016 and 2015 included a net loss of approximately $622,000 and net income of approximately $649,000, respectively, from the discontinued gaming products operations. The net loss from discontinued operations for the three-month period ended September 30, 2016 primarily related to factory lease payments and the lease termination in September 2016. See Note 15.

Total revenue decreased approximately $6.6 million to $6.8 million for the nine-month period ended September 30, 2016 compared to approximately $13.4 million in the same period of the prior year primarily as a result of lower revenue from NagaWorld due to the expiration of the machine operation and participation contract with NagaWorld on February 29, 2016 and the termination of the fixed lease agreement with NagaWorld on June 30, 2106, as discussed in greater detail above.

Gross profit decreased approximately $3.7 million to $2.6 million for the nine-month period ended September 30, 2016 compared to approximately $6.3 million in the prior year period. The decrease was primarily a result of lower revenue partially offset by lower depreciation and amortization expenses in the nine-month period ended September 30, 2016.

Operating income from continuing operations decreased approximately $2.6 million to $53,000 for the nine-month period ended September 30, 2016 compared to approximately $2.6 million in the prior year period. The decrease in operating income from continuing operations was primarily a result of the lower gross profit and higher operating expenses related to the social gaming platform partially offset by approximately $1.6 million in gains on dispositions of EGM assets, as described in detail above.

Net loss from continuing operations increased approximately $2.6 million to $257,000 for the nine-month period ended September 30, 2016 compared to net income from continuing operations of approximately $2.3 million in the prior year period. The increase in net loss from continuing operations was primarily a result of the lower operating income, as explained above, and higher income tax expenses.

Net loss increased approximately $6.5 million to $3.0 million for the nine-month period ended September 30, 2016 compared to net income of approximately $3.5 million in the same period of the prior year. The net loss or income for the nine-month periods ended September 30, 2016 and 2015 included a net loss of approximately $2.7 million and net income of approximately $1.1 million, respectively, from the discontinued gaming products operations. See Note 15.

Gaming Operations

During the reported periods, revenue from gaming operations consisted of leasing EGMs on both a revenue-sharing (participation) and fixed fee basis.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(amounts in thousands, except per unit data)	2016	2015	2016	2015
Net revenue
Participation operations
Cambodia	$207	$3,618	$3,024	$10,727
Philippines	362	597	1,574	1,917
Service revenue (1)	120	268	458	763
Consolidated participation total	$689	$4,483	$5,056	$13,407
Fixed fee operations	—	—	1,758	—
Consolidated total	$689	$4,483	$6,814	$13,407

Average revenue per unit per day
Participation operations
Cambodia	$18	$152	$85	$148
Philippines	$41	$59	$56	$64
Consolidated participation average	$30	$120	$70	$120
Fixed fee operations	$—	$—	$22	$—
Consolidated total	$30	$120	$59	$120

	September 30,
	2016	2015
Total EGM seats in operation
Participation operations
Cambodia	350	1,008
Philippines	398	556
Consolidated participation total	748	1,564
Fixed fee operations	—	—
Consolidated total	748	1,564

(1)	Service revenue represents reimbursements of certain expenses for EGM participation operations, which for accounting purposes, are included in the revenue and grossed up in the cost of gaming operations.

Revenue from gaming operations decreased approximately $3.8 million to $689,000 for the three-month period ended September 30, 2016 compared to approximately $4.5 million in the prior year period. The decrease was primarily due to lower revenue from NagaWorld as a result of the expiration of the NagaWorld machine operation and participation contract on February 29, 2016.

Gaming operations revenue for the three-month periods ended September 30, 2016 and 2015 included approximately $120,000 and $268,000, respectively, in service revenue related to the reimbursement of net shared costs from casino operators for the participation agreements.

Revenue from Cambodia decreased approximately $3.4 million to $207,000 for the three-month period ended September 30, 2016 compared to approximately $3.6 million in the prior year period. The decline was primarily due to the expiration of the NagaWorld machine operation and participation contract on February 29, 2016.

Revenue from the Philippines decreased approximately $235,000 to $362,000 for the three-month period ended September 30, 2016 compared to approximately $597,000 in the prior year period. The decrease was due to the expiration of our participation contract with Leisure World on June 30, 2016 and lower average net win per day per unit in the remaining two venues primarily as a result of continued competition from major casino resorts in the Manila area. We continue efforts to enhance returns on assets in this market through targeted marketing programs and strategic management of and investment in our machine mix.

Gross loss from gaming operations increased approximately $2.2 million to $19,000 for the three-month period ended September 30, 2016 compared to gross profit approximately $2.1 million in the prior year period primarily due to the lower revenue partially offset by lower depreciation and amortization expenses. Cost of gaming operations for the three-month period ended September 30, 2016 included approximately $167,000 in depreciation of gaming property and equipment and $542,000 of other operating costs. Cost of gaming operations for the three-month period ended September 30, 2015 included approximately $751,000 in depreciation of gaming property and equipment, $608,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $927,000 of other operating costs.

Revenue from gaming operations decreased approximately $6.6 million to $6.8 million during the nine-month period ended September 30, 2016 compared to approximately $13.4 million in the prior year period. The decrease was primarily due to lower revenue from NagaWorld due to the expiration of the machine operation and participation contract with NagaWorld on February 29, 2016 and the termination of the fixed lease agreement with NagaWorld on June 30, 2016.

Gaming operations revenue for the nine-month periods ended September 30, 2016 and 2015 included approximately $458,000 and $763,000, respectively, in service revenue related to the reimbursement of net shared costs from casino operators for the participation agreements.

Revenue from Cambodia decreased approximately $5.9 million to $4.8 million for the nine-month period ended September 30, 2016 compared to approximately $10.7 million in the prior year period. The decline was primarily due to lower revenue from NagaWorld.

Revenue from the Philippines decreased approximately $343,000 to $1.6 million for the nine-month period ended September 30, 2016 compared to approximately $1.9 million in the prior year period. The decrease was due to the expiration of the Leisure World participation agreement on June 30, 2016 and lower average net win per day per unit in the remaining two venues primarily as a result of continued competition from major casino resorts in the Manila area.

Gross profit from gaming operations decreased approximately $3.7 million to $2.7 million for the nine-month period ended September 30, 2016 compared to approximately $6.3 million in the prior year period primarily due to the lower revenue partially offset by lower depreciation and amortization expenses. Cost of gaming operations for the nine-month period ended September 30, 2016 included approximately $1.0 million in depreciation of gaming property and equipment, $529,000 of amortization of casino contracts, $96,000 of amortization of other gaming related intangibles and $2.5 million of other operating costs which included severance costs associated with the termination of the NagaWorld staff upon expiration of the machine operation and participation agreement. Of the total $626,000 in total severance costs, $555,000 was recorded in cost of gaming operations. Cost of gaming operations for the nine-month period ended September 30, 2015 included approximately $2.4 million in depreciation of gaming property and equipment, $1.8 million of amortization of casino contracts, $189,000 of amortization of other gaming related intangibles and $2.7 million of other operating costs.

As of September 30, 2016, we had a total of 1,002 EGM seats of which 254 were held in inventory and 748 were in operation. Of the 748 EGM seats in operation, 350 were in operation in two venues in Cambodia and 398 were in operation in two venues in the Philippines.

	September 30, 2016		December 31, 2015
(amounts in thousands, except per unit data)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1)	748	$651	1,543	$2,871
EGMs and systems held for future use	254	34	308	114
Total EGMs and systems	1,002	$685	1,851	$2,985

(1)	EGMs and systems used in operations as of September 30, 2016 and December 31, 2015 included 32 and 31 leased EGM seats, respectively, and, therefore, their carrying values were not included.

As described above, on October 31, 2016, we sold all 71 EGM seats placed in Thansur Bokor in Cambodia and terminated the participation agreement for this venue.

As part of our ongoing efforts to maximize returns and minimize capital expenditures for the gaming operations, we seek to strategically manage our existing EGM base through the redeployment of gaming assets between venues, when appropriate.

Social Gaming Platform

In 2015, we began developing an online social gaming platform and, in the third quarter of 2016, we commenced a limited test of the platform in the Philippines and generated minimal revenue for the three-month period ended September 30, 2016.

We capitalize costs for the development of the platform and the internal-use software when the planning stage efforts are successfully completed, management has committed project resourcing and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on the straight-line basis over the estimated useful lives of the related assets. Costs incurred prior to meeting these criteria are expensed to research and development expenses as incurred. On August 16, 2016, these criteria were met and we ceased capitalizing costs for the development of the platform and the internal-use software.

For the three-month and nine-month periods ended September 30, 2016, we incurred approximately $980,000 and $2.5 million in total expenses and capitalized costs related to the development of the social gaming platform, respectively. This compares to approximately $9,000 for the three-month and nine-month periods ended September 30, 2015.

Operating Expenses

The schedule of expenses on a consolidated basis for continuing operations consisted of the following:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(amounts in thousands)	2016	2015	2016	2015
Selling, general and administrative expenses	$1,403	$1,056	$3,490	$3,553
Stock-based compensation expenses	40	17	61	67
Gain on disposition of assets	(1,632)	—	(1,653)	(24)
Research and development expenses	63	9	548	9
Depreciation and amortization	25	33	79	100
Total	$(101)	$1,115	$2,525	$3,705

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $347,000 to $1.4 million for the three-month period ended September 30, 2016 compared to approximately $1.1 million in the prior year period. The social gaming operations represented approximately $493,000 of total selling, general and administrative expenses during the three-month period ended September 30, 2016 compared to $NIL in the prior year period. Salaries and wages and advertising expenses increased approximately $349,000 due to higher headcount and marketing for the new social gaming operations. Office expenses increased approximately $63,000 due to management and administrative service fees paid to Melco Services Limited. The increases were partially offset by lower consulting and legal expenses of approximately $28,000 primarily due to lower professional advisors’ fees and lower rent, utilities, printing expenses and other expenses of approximately $37,000 primarily due to various cost reduction initiatives.

Selling, general and administrative expenses decreased approximately $63,000 to $3.5 million for the nine-month period ended September 30, 2016 compared to approximately $3.6 million in the prior year period. The social gaming operations represented $502,000 of total selling, general and administrative expenses during the nine-month period ended September 30, 2016 compared to $NIL in the prior year period. Consulting and legal expenses decreased approximately $297,000 primarily due to lower legal fees and professional advisors’ fees. Rent, utilities, printing expenses and other expenses decreased approximately $36,000 primarily due to various cost reduction initiatives. The decreases were partially offset by increases in other tax expenses of approximately $143,000 mainly as result of a 10% withholding tax for the NagaWorld fixed machine lease income and higher office expenses of approximately $127,000 due to management and administrative service fees paid to Melco Services Limited.

Stock-Based Compensation Expenses

Stock-based compensation expenses increased approximately $23,000 to $40,000 for the three-month period ended September 30, 2016 compared to approximately $17,000 in the prior year period primarily due to the implementation of a voluntary stock option exchange program for our employees, directors and certain others on July 18, 2016.

Stock-based compensation expenses decreased approximately $6,000 to $61,000 for the nine-month period ended September 30, 2016 compared to approximately $67,000 in the prior year period primarily due to decrease in average stock prices during the nine-month period ended September 30, 2016 as compared to the prior year period and the same reason as stated above.

Gain on Disposition of Assets

Gain on disposition of assets was $1.6 million for the three-month and nine-month periods ended September 30, 2016, which primarily related to the sale of all EGMs placed in NagaWorld and Leisure World. Gain on disposition of assets was $NIL and $24,000 for the three-month and nine-month periods ended September 30, 2015, respectively.

Research and Development Expenses

Research and development expenses increased approximately $54,000 to $63,000 for the three-month period ended September 30, 2016 compared to approximately $9,000 in the prior year period. Research and development expenses increased approximately $539,000 to $548,000 for the nine-month period ended September 30, 2016 compared to approximately $9,000 in the prior year period. The increases were due to the development of the new social gaming platform, as discussed above.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased approximately $8,000 to $24,000 for the three-month period ended September 30, 2016 compared to approximately $33,000 in the prior year period. Depreciation and amortization expenses decreased approximately $21,000 to $79,000 for nine-month period ended September 30, 2016 compared to approximately $100,000 in the prior year period. The decreases were primarily due to certain systems and computers becoming fully depreciated in the 2016 periods.

Other (Expenses)/Income

Other expenses decreased approximately $72,000 to $21,000 for the three-month period ended September 30, 2016 compared to approximately $93,000 in the prior year period. The decrease in other expenses was primarily due to an increase in foreign currency gains compared to the prior year period mainly as a result of the settlement of U.S. dollar denominated payables for the Philippines operations with a depreciated U.S. dollar compared to the prior year period.

Other income increased approximately $112,000 to $4,000 for the nine-month period ended September 30, 2016 compared to expenses of approximately $108,000 in the prior year period. The increase in other income was primarily due to foreign currency gains compared to losses in the prior year period mainly as a result of the settlement of U.S. dollar denominated payables for the Philippines operations with a depreciated U.S. dollar compared to the prior year period.

Income Tax Provisions

Effective tax rates for the three-month and nine-month periods ended September 30, 2016 and 2015 were approximately (686.9%) and 13.9% and 549.4% and 6.6%, respectively. The change in effective tax rate was mainly due to the inclusion of EGT Cambodia pre-tax income, which is subject to a zero income tax liability, in the overall estimated annual effective tax rate computation. We continue to review the treatment of tax losses and future income generated by our foreign subsidiaries to minimize taxation costs.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2016, we had total cash and cash equivalents of approximately $35.0 million and working capital of approximately $34.1 million. Our cash and working capital during the nine-month period ended September 30, 2016 was positively impacted by cash proceeds of approximately $7.1 million from the sale of the principal assets of the gaming products division and the EGMs from the NagaWorld and Leisure World operations but was negatively impacted by operating losses and an increase in use of working capital for and investments in the development of the social gaming platform.

Our cash flow for the remainder of 2016 and 2017 is expected to be negatively impacted primarily by our reduced revenue from our refined base of operations due to the asset dispositions in 2016 and costs related to the development of the social gaming operations. This is expected to be partially offset by receipts of $250,000 in October 2016 for the sale of EGMs in Thansur Bokor and $1.1 million in May 2017 related to the 2016 sale of the gaming products assets.

We are seeking new projects to replace the operating cash flow derived from the three terminated EGM leasing contracts and the discontinued gaming products operations. Presently, we are actively pursuing projects, which are in new businesses, such as the film and related businesses, for the Company. However, there is no guarantee we will be successful in securing these projects.

Excluding costs and expenses for any new projects, the Company does not expect any meaningful capital expenditures for the remainder of 2016 or for 2017.

We anticipate our available working capital will allow us to meet our capital expenditure needs through the remainder of 2016 and for 2017, excluding the costs and expenses of any new projects.

However, as noted above, we continue to pursue new projects. While there is no guarantee we will be successful in securing them, if we were to secure new projects our capital expenditures through the 2017 year would increase beyond what is discussed above. Where possible, we intend to fund such new projects from cash on hand. Further, we will seek to structure the development of these projects in phases to better control and pace the related capital expenditures. Nonetheless, we may need to seek additional required capital from various financing sources including commercial debt financing and the sale of our debt or equity securities should the need arise. However, there are no commitments or arrangements in place as of the date of this report for receipt of additional capital and there are no assurances we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flow Summary

	Nine-Month Period Ended September 30,
(amount in thousands)	2016	2015
Cash provided by/(used in):
Operations	$(1,212)	$9,198
Investing	5,540	(1,252)
Financing	—	—
Effect of exchange rate change in cash	12	63
	$4,340	$8,009

Operations

Cash used in operating activities was approximately $1.2 million for the nine-month period ended September 30, 2016 compared to cash provided by operating activities of approximately $9.2 million in the prior year period. For the nine-month period ended September 30, 2016, cash used in operating activities primarily resulted from an increase in the operating loss from the gaming operations division and an increase in the use of funds for working capital and expenses related to the development of the social gaming platform. For the nine-month period ended September 30, 2015, cash provided by operating activities primarily resulted from operating income from both the gaming operations and gaming products divisions and a decrease in the use of funds for working capital.

Investing

Cash provided by investing activities was approximately $5.5 million for the nine-month period ended September 30, 2016 compared to approximately $1.3 million cash used in investing activities in the same period of the prior year. The net increase in cash provided by investing activities was mainly a result of the proceeds from disposal of the gaming products division assets and sales of the EGMs placed in NagaWorld and Leisure World.

Financing

No cash was used in financing activities for the nine-month periods ended September 30, 2016 and 2015.

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

Allowance for Doubtful Accounts Receivable

As of September 30, 2016, we had net accounts receivable of approximately $367,000, representing 1% of total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowances for aged account balances. Revenue is recognized on an accrual basis for customers with doubtful accounts receivable. No allowance for doubtful accounts receivable was deemed necessary as of September 30, 2016 and December 31, 2015.

Inventory

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. No inventory provision was deemed necessary for the three-month and nine-month periods ended September 30, 2016 and 2015.

Gaming Equipment and Property and Equipment

As of September 30, 2016, we had gaming equipment and property and equipment of approximately $1.9 million, representing 5% of our total assets. We depreciate gaming equipment and property and equipment on the straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategies and legal considerations such as contractual life. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require changes in the estimated useful lives of such assets.

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

Goodwill and Intangible Assets

As of September 30, 2016, we had intangible assets, including goodwill of approximately $1.8 million, representing 4% of our total assets. Goodwill is not subject to amortization and is tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment provision will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized.

Certain costs relating to software developed to solely meet our internal requirements and for which there are no substantive plans to market the software. These costs mainly include payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software projects during the application development stage until the software is substantially complete and ready for its intended use. We also capitalize certain costs related to the development of the social gaming application to be marketed. These costs are capitalized once technological feasibility has been established. Costs incurred prior to the criteria met for capitalization are expensed to research and development expenses as incurred. Our management committed the resources of developing a social gaming application, and the social gaming application has reached a defined stage of development such that the software could be used as intended. Such capitalized costs are amortized on the straight-line basis over the estimated useful life of the related assets.

Finite-lived intangible assets are amortized on the straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as legal considerations such as contractual life. Future events, such as technology obsolescence could result in a change in the manner in which we use the assets and require a change in the estimated useful lives of such assets. Finite-lived intangible assets are tested for impairment and recoverability when there are indicators of impairment. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment provision will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized.

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

Stock-based compensation expenses totaled approximately $40,000 and $17,000 and $61,000 and $67,000 for the three-month and nine-month periods ended September 30, 2016 and 2015, respectively, in the accompanying consolidated statements of comprehensive loss/income.

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

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of September 30, 2016.

(b)	Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	November 14, 2016	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	November 14, 2016	By:	/s/ Traci L. Mangini
Traci L. Mangini
		Its:	Chief Financial Officer

