Form 10-K
period 2016-12-31
Entertainment Gaming Asia Inc.
filed 2017-04-11
CIK 1004673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐    No  ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8,396,323

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 14,464,220 shares as of March 15, 2017.

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

GENERAL

The current business activities of the Company entail: (i) the owning and leasing of electronic gaming machines (EGMs) placed in gaming venues in the Philippines on a revenue-sharing (participation) basis with venue owners; and (ii) the development and testing of a social gaming platform designed for the Pan-Asian markets.

For our gaming operations in the Philippines, we utilize our operational experience to acquire EGMs, casino management systems and other gaming peripherals directly from manufacturers, dealers and suppliers and install the same in our contracted venues. In addition, we assist in brand-building and marketing promotions. In one location, we are also the venue owner. In this venue, we design marketing programs and hire, train and manage the floor staff and set high expectations on the level of customer service.

Our social gaming operations commenced in the second half of 2015. We have developed a social gaming platform and a social casino games application called City of Games which is focused on the Pan-Asian markets. In August 2016, we began initial testing of a limited version of City of Games in a single market in the Philippines. Since then, we have expanded the testing to include additional countries and features, such as third-party licensed slot content and a rewards platform which enables players to redeem accumulated points for reward items. We have also commenced development of another non-casino style application intended exclusively for the Mainland China market. This application remains in the early stages of development. We are continuing to explore and develop a business model for the commercial exploitation of the platform and applications.

During the reported periods, our gaming operations also included operations in Cambodia. In these locations, we also functioned as a manager of the EGM operations and either jointly managed with the relevant casino owner or exclusively managed the floor operations and designed marketing programs and promotions for our designated gaming spaces. During the year ended December 31, 2016, we terminated all our EGM participation and leasing agreements in Cambodia and sold all our gaming assets associated with these operations in three separate transactions. In addition, we developed and operated a small regional gaming casino Dreamworld Casino (Pailin), which was open from May 2012 to June 2014. During the year ended December 31, 2014, we sold 100% of the issued share capital of Dreamworld Leisure (Pailin) Limited, our wholly-owned Cambodian subsidiary established for the purpose of owning and operating Dreamworld Casino (Pailin), to a local Cambodian individual and relative of our partner in the operations.

We also operated a gaming products business, which entailed the design, manufacture and distribution of gaming chips and plaques as well as the distribution of third-party gaming products. On May 11, 2016, we sold the principal assets of these operations and exited this business.

All related historical revenues and expenses for the Cambodia gaming operations and gaming products business have been reclassified as discontinued operations. The accounting policies of these discontinued operations are consistent with our policies for the accompanying consolidated financial statements.

We have offices in Hong Kong, Mainland China, Cambodia, the Philippines and the United States.

Our corporate mailing address in the United States is:

Entertainment Gaming Asia Inc.

40 E. Chicago Avenue, #186

Chicago, Illinois, 60611

USA

The telephone number in the United States is (872) 802-4227.

During the year ended December 31, 2016, we owned or had rights to certain trademarks that we used in connection with our discontinued gaming products operations, including, but not limited to Dolphin™.

RECENT DEVELOPMENTS

During the fiscal year ended December 31, 2016 and through the date of this report, we have carried out the following corporate actions and transactions:

We entered into a management services agreement with Melco Services Limited. On January 27, 2016, we entered into a management services agreement with Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, which is also the parent of our majority shareholder, EGT Entertainment Holding Limited. The agreement was approved by the conflicts committee and audit committee of our board of directors and pertains to the provision of specific management and administrative services by Melco Services Limited to us. The agreement became effective on January 1, 2015 and will continue until termination by either party, for any reason, upon 30 days prior written notice. Total consideration for the years ended December 31, 2016 and 2015 was HK$1.8 million and HK$1.6 million (approximately $232,000 and $206,000 based on the exchange rate of HK$1 to US$0.129), respectively. In future years, we will pay to Melco Services Limited a service fee for each year to be agreed upon by the parties in a timely fashion early in the relevant year.

As part of our efforts to refocus our business operations, in 2016, we sold assets and exited certain businesses, which has significantly reduced our base of operations.

•	On July 6, 2016, we terminated our most recent EGM leasing agreement with NagaWorld Limited effective June 30, 2016 and agreed to sell to a third-party in Cambodia all of our 670 EGM seats placed in NagaWorld’s casino for cash proceeds of $2.5 million. The purchase price was paid in full and the transaction closed on July 6, 2016. We had placed EGMs in NagaWorld on a participation basis from January 2009 to February 2016 and had leased EGMs on a fixed lease basis from March 2016 to June 2016. NagaWorld had been a primary contributor to our operating results and cash flows.

•	On June 30, 2016, our machine operation and participation agreement with Leisure World VIP Slot Club in the Philippines expired. On July 4, 2016, we agreed to sell to Leisure World all of our 154 EGM seats placed there for cash proceeds of $750,000. The purchase price was paid in full and the transaction closed on August 4, 2016. We had placed EGMs on a participation basis in Leisure World since June 2009.

•	On October 27, 2016, we agreed to sell all 71 EGM seats placed in Thansur Bokor in Cambodia for cash proceeds of $250,000 and, on October 31, 2016, we terminated our machine operation and participation agreement with Thansur Bokor. The purchase price was paid in full and the transaction closed on October 27, 2016. We had placed EGMs on a participation basis in Thansur Bokor since May 2012.

•	On December 21, 2016, we terminated our machine operation and participation agreement with the venue and land owners of Dreamworld Club (Poipet) in Cambodia effective December 1, 2016. Pursuant to the machine operation and participation agreement, the ownership of the Dreamworld Club (Poipet) building structure, which was constructed and paid for by us on the property of the venue owner of Dreamworld Club (Poipet), reverted to the venue owner upon termination of the agreement.

Also on December 21, 2016, we agreed to sell our 278 EGM seats placed in Dreamworld Club (Poipet) as well as the 72 EGM seats held in storage and the gaming equipment spare parts and accessories in Cambodia, to the venue owner of Dreamworld Club (Poipet) for cash proceeds of $900,000. The proceeds from the sale were received in full and the transaction closed on December 23, 2016. We had placed EGMs on a participation basis in Dreamworld Club (Poipet) since May 2012.

•	On April 21, 2016, our wholly-owned Hong Kong subsidiary, DPD Limited, formerly known as Dolphin Products Limited, entered into a binding letter of intent (LOI) to sell our principal assets to Gaming Partners International Corporation (GPIC). On May 11, 2016, we entered into a definitive asset purchase agreement and closed the transaction. Under the terms of the agreement, GPIC acquired the principal assets of DPD including fixed assets, raw materials and inventory and intellectual property for cash consideration of approximately $5.9 million, The consideration included a purchase price of approximately $5.4 million and $530,000 for restrictive covenants related to a non-compete arrangement given by the Company and Mr. Clarence Chung. The purchase price will be paid out in installments over a 24-month period after closing, with approximately $3.2 million paid at closing and approximately $1.1 million to be paid on each of the first two anniversaries of the closing. Payment related to the restrictive covenants was paid after closing.

In addition, GPIC is obligated to make earn out payments to us over the next five years, or longer in the case of sales to our related parties, based on varying percentages of net revenues on certain select sales to specific Asian-based casinos. Also that day, GPIC agreed to irrevocably withdraw, terminate and discontinue certain legal action between the parties.

The above asset sale represented our exit from the table game equipment business and, as part of the transaction, we each agreed not to engage in the manufacture of table game equipment in competition with GPIC.

Our shareholders approved an increase in the number of authorized shares of our common stock from 38 million to 250 million. At our annual meeting of stockholders held on November 22, 2016 (Hong Kong time), our shareholders approved an amendment to our Amended and Restated Articles of Incorporation to increase the number of authorized shares of our common stock from 38 million to 250 million. Our board of directors believed it is in our best interests to increase the number of authorized shares of our common stock in order to give us greater flexibility in considering and planning for future corporate needs and to enable us to take timely advantage of market conditions and favorable financing and acquisition opportunities that become available to us without the delay and expense associated with convening a special meeting of our stockholders. Any newly authorized shares of our common stock will be identical to the shares of our common stock now authorized and outstanding. The amendment will not affect the rights of current holders of our common stock, none of whom have preemptive or similar rights to acquire our newly authorized shares.

GAMING BUSINESS

Slot Operations

Overview

Since September 2007, our business model has included the ownership and leasing of EGMs placed with venue owners on a revenue-sharing, or participation basis in Cambodia and the Philippines. During the year ended December 31, 2016, our operations in Cambodia also included leasing EGMs on a fixed fee basis. As of December 31, 2016, we had exited the EGM participation and leasing business in Cambodia and presently our EGM operations are located solely in the Philippines.

We contract with the venue owners or operators for the placement of EGMs and directly acquire and install the EGMs and other gaming peripherals at the relevant gaming venues. The target market for our EGM leasing operations has been hotels and various other gaming venues in certain markets in Pan-Asia where often many venue owners have little or no gaming operations experience.

We utilize EGMs from leading manufacturers, including Aristocrat Technologies, International Game Technology and WMS Gaming. As of December 31, 2016, we had an inventory of 155 EGMs suitable for deployment but not in use. However, it is possible that we may supplement our existing inventory with the purchase of a limited number of new and used EGMs from cash on hand and cash from operations over the next twelve months.

We help to market, design and develop the gaming venues of the venue owners to whom we lease our EGMs and related systems. We contract with the venue owners for the leasing and maintenance of the EGMs on a revenue-sharing basis. We also provide the development and implementation of various related gaming services in the Pan-Asia region which include:

•	Developing the technical and network design, layout and overall space configuration of the gaming floor in order to best utilize and leverage the available space and present an appealing environment to customers; and

•	Selecting the mix of EGMs for the property to optimize the economic potential of the gaming floor and overall experience for the venue owners’ customers.

We assist the venue owners by recruiting and training the necessary gaming floor personnel for the operations and maintenance of the EGMs and back-of-the-house accounting. In one case, where we are the venue owner, the gaming floor personnel are our employees. In addition, we maintain all performance data and provide ongoing technical and operations support in order to optimize game performance throughout the gaming floor.

By utilizing our developed operational experience and established market presence and key relationships, we identify and secure venues for the placement of EGMs and, where warranted, casino management systems that track game performance and provide statistics on each installed EGM owned and leased by us. We contract with the venue owners or operators for the placement of the EGMs on a revenue-sharing basis, and we acquire and install the EGMs and other gaming systems and peripherals at the relevant gaming venues.

EGM operations revenue and gross margin are influenced by a number of factors, including the number and type of EGMs in service, the levels of play and the revenue-sharing percentages. Cost of EGM operations includes depreciation and amortization, other operating expenses and other installation and maintenance costs of the EGMs.

As of December 31, 2016, our EGM operations were located solely in the Philippines, where we had 411 EGM seats in operation in two venues. During the year ended December 31, 2016, we had EGM operations in Cambodia, which included a total of approximately 1,000 EGM seats in operation in three venues. These EGMs were sold and the machine operation and participation agreements and leasing contract were terminated during the year ended December 31, 2016 (see Recent Developments).

Total gaming operations revenue comprised essentially 100% of consolidated revenue for the year ended December 31, 2016.

Competition

The global gaming industry is highly competitive. Our competitors principally include both public and private companies with operations focused on the Asian market. Part of our operating strategy includes addressing markets and customers where we face less competition and entry barriers are higher due to several factors including:

•	United States Gaming Laws: All of the major gaming equipment suppliers are licensed by a large number of United States regulatory agencies. In order for one of these companies to enter the markets we serve in Asia on a direct revenue sharing model with a foreign operator, the operator would be required to comply with various United States regulatory procedures. We are not subject to this requirement as we currently do not have any gaming licenses in the United States.

•	Local Knowledge: Through our operating experience, we have contacts and relationships in the Pan-Asia region that we believe provide us with an advantage in these markets.

Gaming Regulations and Licensing

In the Philippines, EGM leasing operations require the venue owners to obtain the necessary gaming licenses in order to operate the EGMs leased by us and we demand that all venue owners to whom we lease EGMs, being our customers in the Philippines, hold the required gaming licenses to operate their venues. Since our EGM leasing business model primarily focuses on leasing EGMs to the venue owners, technically, we are not considered to be an operator or owner of the gaming operations by the relevant authorities (although to a certain extent we have assumed some operator roles, including but not limited to the design of marketing programs, recruitment, training and management of floor staff, in certain of our venues) and thus, we are not required to obtain any form of gaming licenses in the Philippines for our EGM leasing business. However, current gaming laws, including licensing requirements and other regulatory obligations, could change or become more stringent resulting in additional regulations being imposed upon us and our EGM leasing operations. Any such adverse developments in the regulation of the gaming industry could be difficult to comply with and significantly increase our costs which, in turn, could cause our EGM leasing business to cease to be viable.

We previously held a formal gaming license issued by the Cambodian government in July 2012 to operate a casino in Pailin, which was sold during the year ended December 31, 2015.

INTELLECTUAL PROPERTY

Our social gaming business is significantly based on the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is in the form of software code, trade secrets and other proprietary information that we use to develop our games and to enable them to run properly on multiple platforms. Other intellectual property we create includes product and feature names and audio-visual elements, including graphics, music and interface design.

While most of the intellectual property we use is created by us, we have also acquired rights to proprietary intellectual property. We have also obtained rights to use intellectual property through licensing agreements with third parties. These licenses typically limit our use of intellectual property to specific uses and for specific time periods.

We protect our intellectual property rights by relying on federal, state and common law protections, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. We also actively engage in monitoring and enforcement activities with respect to infringing uses of our proprietary intellectual property rights by third parties.

We typically own the copyright to the software code to our content, as well as the trademark for the brand or title under which our games are marketed. We have one trademark “成金一擊” registered under Class 9 under Trade Marks Ordinance (Chapter 559) in Hong Kong.

EMPLOYEES

As of March 15, 2017, we had approximately 11 full-time employees in Hong Kong, 23 full-time employees in the United States and 26 full-time employees in the Philippines. None of our employees are represented by labor unions, and we consider our relationships with employees to be satisfactory.

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

We have a history of operating losses. We recorded a net loss from continuing operations of approximately $5.3 million, $3.9 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. We may incur losses in the year ending December 31, 2017 due to our reduced base of operations and the ramp up of the social gaming operations, which remains in the testing phase. Further, we remain subject to the risks inherent in any developing business, including those mentioned below. While we will endeavor to generate positive cash flows from operations and net income, there can be no assurance that we will be successful in doing so.

Due to the nature of our EGM operations, the actions of our venue owners with which we partner could impact our financial performance. Our EGM operations, which involve the ownership and leasing of EGMs on a revenue-sharing basis in the Philippines, are presently our primary gaming operations. These operations focus on targeting venue owners who have little or no gaming operations experience. Since we participate on a revenue-sharing basis with these venue owners, our revenue generated from these agreements will be dependent to a significant degree on the efforts and capabilities of the venue owners. Our revenues and results from the EGM operations may be impacted by the ability of the venue owners to manage the gaming operations of their venues. Accordingly, there can be no guarantee that the venue owners will be able to manage the gaming operations successfully or that the gaming venues operated by them will perform at levels consistent with our financial projections and underlying forecasts and assumptions. Further, we have limited past business relationships with certain of the venue owners and, despite background checks and other due diligence that we may perform, the venue owners may not be reputable. In the event that any of the venue owners are not reputable, this would expose us to the risk of being unable to collect the revenue to which we are entitled under the revenue-sharing arrangements and protect our gaming machine assets.

Our gaming operations are presently located in the Philippines, which means our results of operations or financial condition could be materially adversely affected by economic or political developments in this country. Our EGM operations in the Philippines are currently the only operations generating positive cash flows. Therefore, we experience significant exposure to the business concentration risks presented by the economies and regulatory environments of the Philippines. The government of the Philippines exercises substantial control over virtually every sector of the country’s economy through regulations and, in some cases, state-ownership. Our ability to operate in the Philippines may be harmed by changes in the local laws and regulations, including those relating to gaming, taxation, environmental regulations, land use rights, property and other matters. With the exception of major integrated resorts in the Manila area, almost all gaming operations are controlled by the Philippine Amusement and Gaming Corporation (PAGCOR), a government corporation that holds the exclusive right to operate slot rooms in the Philippines, which reports directly to the Office of the President of the Philippines. While we have no reason to believe at this time any of our gaming operations or partners are facing the risk of any adverse government action in the Philippines, the central or local governments may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure compliance with such regulations or interpretations or which may even restrict the licenses under which we and our partners operate. Likewise, any political turmoil, adverse weather condition, calamity or epidemic occurs in the Philippines would have a significant negative impact on our business operations and financial performance.

Our EGM contracts operate under varying terms and are subject to renewal risk. Our EGM contracts operate under varying contract durations. When permitted and if we choose to renew contracts with certain venue owners or, in the case of one venue in the Philippines, with PAGCOR, there can be no assurances that we will be able to renew these contracts under similar conditions, if at all. Contracts for our two venues in the Philippines expire on June 30, 2017 and December 31, 2017, respectively. Absent significant improvement in our social gaming operations and/or securing new successful projects, the loss of any contracts that are material contributors to our earnings, would have a negative impact on our financial performance.

We could require additional funding in the future to secure and execute on new projects. As of December 31, 2016, we had working capital of approximately $33.5 million. Since December 31, 2016, working capital has been negatively impacted by operating losses due to increasing costs incurred for the continued development and testing of the social gaming platform and corporate overhead.

We believe we have sufficient cash on hand to fulfill all current obligations as they become due and to fund the development and testing of the social gaming platform, equipment purchase plans and maintenance for our existing operations over the next 12 months. However, we may need to raise additional capital within the next 12 months if we were to: commit to a large or multiple, smaller concurrent projects; experience a shortfall in internal earnings projections; or require capital for reasons not currently contemplated. We would endeavor to raise funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. However, there can be no guarantee that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Any debt financing will increase expenses and must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the following results can occur:

•	the percentage ownership of our existing stockholders will be reduced;

•	our stockholders may experience further dilution in net book value per share; and/or

•	the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Our gaming operations business is focused in markets outside the United States, which expose us to risks inherent in international business operations. Our international operations, specifically in the Philippines, expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:

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

Social gaming is a new business model for us, which makes it difficult to evaluate our prospects and future financial results and may increase the risk that we will not be successful. In October 2015, we commenced efforts to develop a social gaming platform specifically for Pan-Asia. While we have hired experienced professionals to internally develop the platform, this is a new business operation for us which makes it difficult to effectively assess our future prospects. We expect to commit material resources to the development, distribution and ongoing support of the platform and its applications and there is no guarantee they will be successfully launched or well received in the market place. The applications will be based on offering games that are free to play and only a small portion of our players may pay for our products. We cannot assure that any of our efforts will be successful or result in the development or timely launch of our platform, or ultimately produce any material revenue. Further, we remain subject to the risks inherent in any developing business, including those mentioned herein. Some of our assumptions will invariably not materialize and some unanticipated events and circumstances may affect other assumptions. Therefore, the actual results achieved may vary from the pro forma projections considered by management, and the variations may be material.

Our social gaming business will suffer if we are unable to develop and launch successful games for mobile platforms and successfully monetize those games. Our ability to successfully develop games for mobile platforms and their ability to achieve commercial success will depend on our ability to:

•	partner with desired mobile platforms in Pan-Asia under favorable terms, if at all, and obtain featured marketing opportunities;

•	obtain and comply with regulatory requirements concerning the exploitation and distribution of social casino games, specifically in our target markets in Pan-Asia;

•	compete against monopolistic and IP infringement practices of competing foreign game publishers;

•	secure licensing agreements for game content on favorable terms, if at all;

•	effectively market mobile games to players and retain those players without excess user acquisition costs;

•	achieve viral organic growth;

•	adapt to changing player preferences;

•	adapt games quickly to make sure they are compatible with the ever changing mobile device market;

•	attract and retain talented game designers and engineers who have experience developing games for mobile platforms;

•	adapt game feature sets for limited bandwidth, processing power and screen size of typical mobile devices;

•	minimize launch delays and cost overruns on the development of new games;

•	effectively monetize the games;

•	maintain quality social game experience;

•	provide a compelling and optimal user experience through existing and developing third-party technologies, including third-party software and middleware utilized by our partners;

•	compete successfully against a large and growing number of existing market participants; and

•	minimize and quickly resolve bugs or outages.

Further, as a new entrant in the mobile game market, we may have difficulty predicting the development schedule of new games and forecasting their bookings. If launches are delayed and we are unable to monetize mobile games in the manner that we forecast, our ability to grow revenue and our financial performance will be negatively impacted.

Our social gaming business is subject to a variety of U.S. and foreign laws, some of which are still developing or unsettled and which could subject us to claims or otherwise harm our business. Our social gaming business is subject to a variety of foreign and domestic regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, consumer protection, electronic marketing, protection of minors, data protection, taxation, intellectual property, export and national security, and advertising. Such laws and regulations could change or could be interpreted differently in the future in a manner that is not consistent with our current practices, and could have an adverse effect on our business or expose us to liabilities. For example, existing laws or new laws regarding the marketing of in-app purchases, labeling of free-to-play games and regulations on money transmission may be interpreted to cover our social games and the virtual currency, goods or payments that we receive. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, which could significantly increase our operating costs.

In addition, there are ongoing academic, political and regulatory discussions in the U.S., Australia and other jurisdictions regarding whether social casino applications should be subject to a higher levels or different types of regulations than other social game applications to protect consumers, in particular minors and persons susceptible to addiction to social games. If new social gaming regulations are imposed, our social gaming business may become subject to the rules and regulations and expose us to civil and criminal penalties if we do not comply. Heightened scrutiny could increase the cost of running our social games such as responding to the lawsuits against us, decrease our user base or otherwise harm our business, financial condition or results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business. We are subject to the Foreign Corrupt Practice Act (FCPA) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations and agreements with third parties throughout Pan-Asia. Our activities in Pan-Asia create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

We may be unable to adequately protect our intellectual property rights. Our success in business, in particular in relation to our social gaming platform, is impacted by maintaining the confidentiality and proprietary nature of our intellectual property rights. Our ability to compete may be damaged and our revenues may be reduced if we are unable to protect our intellectual property rights adequately. To protect these rights, we rely principally on a combination of:

Patent, trade secret, copyright and trademark laws provide limited protection. The protections provided by laws governing intellectual property rights do not prevent competitors from developing, independently, products similar or superior to our products and technologies. In addition, circumstances outside our control could pose a threat to our intellectual property rights. For example, effective protection of copyrights, trade secrets, trademarks, and other proprietary rights may be unavailable or limited in certain foreign countries in which our products are distributed. We may be unaware of certain non-publicly available patent applications, which, if issued as patents, could relate to our services and products as currently designed or as we may modify them in the future. Legal or regulatory proceedings to enforce our patents, trademarks or copyrights could be costly, time consuming, and could divert the attention of management and technical personnel. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business, thereby harming our operating results.

Companies in the internet, games, social media, technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request licensing agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. From time to time, we may expect to face in the future, allegations by third parties, including our competitors and non-practicing entities, that we will infringe their copyrights, trademarks, patents and other intellectual property rights.

Melco International Development Ltd. through its subsidiary EGT Entertainment Holding Limited, is a majority owner of our common stock, giving Melco control over our management and all shareholder actions. EGT Entertainment, a Hong Kong corporation indirectly wholly-owned by Melco, a Hong Kong corporation listed on the main board of the Hong Kong Stock Exchange, is our majority owner with approximately 64.8% of our issued and outstanding shares of common stock. EGT Entertainment and Melco, as the indirect majority owner, have the ability to elect all members of our board of directors and approve (or defeat) all matters that come before the stockholders for approval.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease the following offices in Asia and the United States:

Location/Activities	Expiration Date of Lease	Monthly Lease Payment (USD)	Area (sq. ft.)
Cambodia; administrative office	September 2017	2,025	2,421
Mainland China; administrative office	August 2017	1,025	538
Hong Kong; administrative office	October 2017	4,500	2,045
Philippines; administrative office	September 2017	2,000	1,668
Philippines; operation and administrative offices	September 2017	8,000	37,875
United States; operation and administrative office	April 2017	8,000	1,200

In the United States, we have a corporate mailing address at 40 E. Chicago Avenue, #186, Chicago, Illinois 60611.

Item 3.	Legal Proceedings

There are no pending legal proceedings to which we or our properties are subject, other than routine litigation in the normal course of business.

Item 4.	Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

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

2016	Low	High
Fourth Quarter	$1.25	$1.89
Third Quarter	$1.79	$2.22
Second Quarter	$1.78	$2.25
First Quarter	$1.44	$2.22

2015	Low	High
Fourth Quarter	$1.91	$2.30
Third Quarter	$1.83	$3.00
Second Quarter	$1.64	$2.88
First Quarter	$1.64	$2.12

Holders of Record

As of March 15, 2017, we had outstanding 14,464,220 shares of common stock, held by approximately 145 shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock.

Equity Compensation Plan Information

We have adopted a 2016 Stock Incentive Plan and authorized 1,250,000 common shares for issuance under the plan, which amended and restated the 2008 Stock Incentive Plan. We previously had two other stock options plans, our Amended and Restated 1999 Stock Option Plan and our Amended and Restated 1999 Directors’ Stock Option Plan, both of which expired in January 2009. However, the options previously granted under the expired stock option plans which were outstanding as of the plans’ expiration remain outstanding. Pursuant to the aforementioned plans, as of December 31, 2016, there were options outstanding to purchase 718,934 shares of our common stock with a weighted average exercise price per share of $4.40 and options available for future issuance to purchase 321,432 shares of our common stock.

The following table sets forth certain information as of December 31, 2016 about our stock plans under which our equity securities are authorized for issuance.

(c)
Number of Securities
	(a)		Remaining Available for
	Number of Securities	(b)	Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options	Options	Reflected In Column (a))
Equity compensation plans approved by security holders	718,934	$4.40	321,432

The first column reflects outstanding stock options to purchase: (i) 70,627 shares of common stock pursuant to our Amended and Restated 1999 Stock Option Plan with a weighted average exercise price of $18.79; (ii) 2,813 shares of common stock pursuant to our Amended and Restated 1999 Directors’ Stock Option Plan with a weighted average exercise price of $17.99; (iii) 186,339 shares of common stock pursuant to our 2008 Stock Incentive Plan with a weighted average exercise price of $4.79; and (iv) 459,155 shares of common stock pursuant to our 2016 Stock Incentive Plan with a weighted average exercise price of $1.94. The third column reflects 321,432 shares of common stock available for future issuance under our 2016 Stock Incentive Plan as of December 31, 2016.

Stock Performance Graph

The graph below compares the five-year cumulative total return on our common stock to the cumulative total return of the Russell Micro Cap Index and the Standard & Poor’s Casinos and Gaming Index. The performance graph assumes that $100 was invested on December 31, 2011 in each of the Company's common stock and the above two indices, and that all dividends were reinvested. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

Item 6.	Selected Financial Data

The selected consolidated financial data included in the following tables should be read in conjunction with our Consolidated Financial Statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected consolidated financial data for the years ended December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated financial data for the years ended December 31, 2013 and 2012 have been derived from our audited consolidated financial statements not included herein. Amounts for the years ended December 31, 2015, 2014, 2013 and 2012 have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

	Year Ended December 31,
(amounts in thousands, except per-share amounts)	2016	2015	2014	2013	2012
Consolidated Statements of Comprehensive Loss/Income Data:
Revenues	$1,959	$2,641	$2,974	$3,369	$3,915
Cost of revenues	1,593	1,787	1,819	2,493	3,792
Gross profit	366	854	1,155	876	123
Operating loss from continuing operations	(4,950)	(3,609)	(2,957)	(4,628)	(4,982)
Net loss from continuing operations	(5,344)	(3,948)	(2,964)	(4,962)	(4,757)
Net (loss)/income from discontinued operations	(4,391)	4,768	133	(2,368)	6,523
Net (loss)/income	(9,735)	820	(2,831)	(7,330)	1,766

(Loss)/earnings per share (basic and diluted)
Continuing operations	$(0.37)	$(0.27)	$(0.36)	$(0.66)	$(0.64)
Discontinued operations	(0.30)	0.33	0.01	(0.32)	0.87

	December 31,
(amounts in thousands)	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$33,599	$30,681	$17,301	$5,301	$10,365
Working capital	33,460	31,609	21,616	5,208	7,841
Gaming equipment, net	389	2,985	5,624	8,171	9,724
Property and equipment, net	915	5,919	8,895	7,857	6,170
Total assets	39,428	45,285	44,654	33,630	43,718
Current liabilities	1,574	2,822	3,007	3,682	6,911
Other liabilities	441	880	845	742	1,078
Deferred tax liabilities	5,654	29	107	199	137
Total stockholders' equity	31,759	41,554	40,695	29,007	35,592

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the years ended December 31, 2016, 2015 and 2014 included elsewhere in this report.

We primarily generate revenue from continuing operations through the leasing of our owned electronic gaming machines (EGM) in the Philippines. In addition to the gaming operations in the Philippines, in 2015, we commenced operations to develop a social gaming platform and applications specifically designed for the Pan-Asian markets. We began initial testing of the first application in the third quarter of 2016. The application remains in the testing phase as of the date of this report and has generated minimal revenue. Our consolidated revenue from continuing operations for the years ended December 31, 2016, 2015 and 2014 was approximately $2.0 million, $2.6 million and $3.0 million, respectively.

During 2016, we disposed of all our gaming assets in Cambodia, certain gaming assets in the Philippines and the principal assets of the gaming products business.

In May 2016, we sold the principal assets of the gaming products operations, which comprised the manufacture and sale of gaming chips and plaques and the distribution of third-party gaming products mainly in Asia and Australia, and exited this business. Cash consideration for the sale was approximately $5.9 million plus the potential for earn-outs on future gaming chip and plaque orders to specified customers and subject to certain restrictions.

On June 30, 2016, our EGM leasing agreement with NagaWorld in Cambodia terminated and the machine operation and participation agreement with Leisure World VIP Slot Club in the Philippines expired. Immediately following in July 2016, we sold the related gaming machine assets in these venues. The cash proceeds were $2.5 million for the sale of EGMs placed in NagaWorld and $750,000 for the sales of EGMs placed in Leisure World.

In October 2016, we terminated our EGM machine operation and participation agreement with Thansur Bokor in Cambodia and sold the EGMs placed there for cash proceeds of $250,000.

In December 2016, we terminated the Dreamworld Club (Poipet) EGM machine operation and participation agreement and sold our remaining gaming assets in Cambodia, including our EGMs placed in Dreamworld Club (Poipet) as well as our EGMs held in storage and gaming equipment spare parts and accessories in Cambodia, to the venue owner of Dreamworld Club (Poipet) for cash proceeds of $900,000.

Gaming Operations

Our gaming operations currently comprise the slot participation business of our owned EGMs in the Philippines. As of December 31, 2016, we had a total of 411 EGM seats in operation in two venues.

In the Philippines, our gaming operations are located in the greater Manila area. Our share of the net win per unit per day ranges from 16% to 35%.  On June 30, 2016, one of our EGM operation and participation contracts in the Philippines expired and, on July 4, 2016, we sold all 154 EGM seats placed there to the venue owner. Our operations in the two remaining venues expire on June 30, 2017 and December 31, 2017 respectively.

Social Gaming Platform

In the second half of 2015, we commenced the development of a social gaming platform and a free-to-play, mobile social casino gaming application called City of Games designed specifically for the Pan-Asian markets, excluding Mainland China. City of Games is designed to allow the operator of the games to generate revenue through the in-game sale of virtual coins that allows players to extend play time or accelerate their progress. The platform also allows for the integration of third-party licensed content and the ability to offer rewards whereby players can redeem experience points from game time play for incentives, for example, food and beverage, rooms and entertainment at casino resort properties.

In August 2016, we commenced testing of City of Games and are currently marketing the application in certain markets in Pan-Asia. The application remains in the testing stage.

In the second half of 2016, we began development of a non-casino gaming application exclusively for the Mainland China market. This application is currently in an early development stage.

We continue to explore and develop a business model for the commercial exploitation of the platform and applications.

The social gaming operations have been fully internally funded. Total costs, both expensed and capitalized, for the development and testing of the platform and applications were approximately $3.8 million, $370,000 and NIL for the years ended December 31, 2016, 2015 and 2014, respectively.

Discontinued Operations

During the reported periods, discontinued operations consisted of our Cambodia gaming operations and gaming products businesses.

Gaming Operations

Our discontinued gaming operations comprised the leasing of our owned EGMs on a revenue-sharing (participation) and fixed-lease basis in Cambodia, and the operation of our own small regional casino Dreamworld Casino (Pailin).

From March 1, 2010 to June 30, 2016, our gaming operations included placing and leasing 670 EGM seats on revenue-sharing (participation) and fixed-lease basis to NagaWorld, a gaming resort and the only licensed full service casino in and around the capital city of Phnom Penh owned by NagaWorld Limited. From March 1, 2010 and February 29, 2016, pursuant to a machine operation and participation contract between us and NagaWorld, we jointly operated a substantial portion of the gaming machine area in prime casino floor locations and we and NagaWorld split the net win, which represented the monies wagered less payouts to customers, from our 670 EGM seats placed in their property and certain operating costs related to marketing and floor staff on a respective basis of 25%/75%.

Upon termination of the machine operation and participation agreement on February 29, 2016, we entered into a machine lease agreement with NagaWorld Limited pursuant to which NagaWorld leased all of our 670 EGM seats and related equipment in their present locations on the NagaWorld casino floor commencing March 1, 2016. We were responsible to provide onsite machine and system maintenance but did not provide any other operational support staff. NagaWorld paid us, on a monthly basis, a fixed fee per machine seat per day. The monthly lease payments per machine seat per day were $22 from March 1 through May 31, 2016, $20 from June 1 through August 31, 2016, and then $18 beginning in September 1, 2016 and thereafter until the contract terminated. NagaWorld had the option to terminate the agreement upon not less than 30 days’ prior written notice. On July 6, 2016, we and NagaWorld agreed to terminate the agreement effective June 30, 2016. Also on July 6, 2016, we agreed to sell all 670 EGM seats placed at NagaWorld to a third-party in Cambodia. The NagaWorld operations had been a primary contributor to our gaming operations revenue and consolidated cash flow.

From May 2012 to October 2016, we placed EGMs in Thansur Bokor on a revenue-sharing (participation) basis, a casino resort developed by Cambodian hotelier, Sokha Hotels and Resorts, in the Kampot Province. Under the original agreement, we and Sokha split the net win and certain operating expenses for the placed EGMs on a respective basis of 27%/73%. In August 2015, we and Sokha amended our agreement and adjusted the number of our EGMs placed in this venue to 71 and the split of net win and certain operating costs to 29%/71%, respectively. On October 27, 2016, we sold all 71 EGM seats placed in Thansur Bokor to the casino owner for $250,000 and, on October 31, 2016, we terminated the related participation agreement.

From May 2012 to December 2016, we placed EGMs on a revenue-sharing (participation) basis and managed the operations of Dreamworld Club (Poipet), a slot hall located in the established gaming market of Poipet in the Banteay Meanchey Province of Northwestern Cambodia near the Thailand border. Dreamworld Club (Poipet) operated under a machine operation and participation agreement with a local partner that owns and operates an existing casino in Poipet. Under the terms of the agreement, the local partner allocated, at no expense to us, part of its land with an area of approximately 16,000 square feet to develop and construct, at our own design and cost, the slot venue. We were responsible for all capital expenditures for Dreamworld Club (Poipet) and the placement of EGMs and were the sole operators of this venue. We and the local partner split the net win from all the EGMs placed by us at Dreamworld Club (Poipet) and certain operating costs related to marketing and floor staff on a respective basis of 40%/60%. On December 21, 2016, we sold all 278 EGM seats placed in Dreamworld Club (Poipet), as well as our 72 EGM seats held in storage and gaming equipment spare parts and accessories in Cambodia, to the venue owner of Dreamworld Club (Poipet) for cash proceeds of $900,000.

From May 2012 to June 2014, we operated Dreamworld Casino (Pailin), a small regional casino we developed in the Pailin Province of Northwestern Cambodia next to the Thailand border. It was constructed on land leased from a local land owner and, in consideration, the land owner was entitled to receive a monthly rental fee in the amount of $5,000 and 20% of the profit before depreciation, which consisted of the total gross revenue of the casino less any payouts paid to customers, operating expenses, and gaming and non-gaming taxes on the casino’s revenue. Dreamworld Casino (Pailin) measured approximately 16,000 square feet and, as of December 31, 2013, housed 88 EGM seats and table games leased to a third party operator. We decided to cease operations of Dreamworld Casino (Pailin) effective in June 2014 and on June 20, 2014, we entered into an agreement to sell 100% of the issued share capital of Dreamworld Leisure (Pailin) Limited, our wholly-owned Cambodian subsidiary established for the purpose of owning and operating Dreamworld Casino (Pailin), to a local Cambodian individual and relative of our partner in the operations for cash proceeds of $363,000. The sale closed in October 2014 and we recorded a gain of approximately $90,000 on disposal of the entity in the year ended December 31, 2014.

Gaming Products

Our discontinued gaming products business involved the design, manufacture and distribution of gaming chips and plaques from our manufacturing facilities in Hong Kong. Our customer base for the gaming chips and plaques included major casino resorts in Macau, the Philippines and Australia. In addition, we had four agreements with third-party gaming suppliers to distribute their products, including gaming table layouts, UV lights and kiosks. Typically, we sold these products to our existing gaming chip and plaque customers in various markets in Asia and sales of these products represented a small amount of total gaming products revenue.

On May 11, 2016, we reached a definitive agreement to sell the principal assets of the gaming products operations. We closed the transaction on the same day and we exited this business.

All related historical revenues and expenses from the Cambodia gaming operations and gaming products operations have been reclassified as discontinued operations. See Note 16.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The following table summarizes our operating results on a consolidated basis and separately for each of the two operating segments, namely, gaming operations and social gaming for the years ended December 31, 2016, 2015 and 2014. All historical revenues and expenses associated with the Cambodia gaming operations and gaming products business have been reclassified as discontinued operations.

	Year Ended December 31,
(amounts in thousands, except per share data)	2016	2015 (1)	2014 (1)	2016 Change	2015 Change

Revenues	$1,959	$2,641	$2,974	$(682)	$(333)
Gross profit	$366	$854	$1,155	$(488)	$(301)
Gross margin percentage	19%	32%	$39%
Adjusted LBITDA from continuing operations (1)	$(4,438)	$(2,474)	$(1,716)	$(1,964)	$(758)
Operating loss from continuing operations	$(4,950)	$(3,609)	$(2,957)	$(1,341)	$(652)
Net loss from continuing operations	$(5,344)	$(3,948)	$(2,964)	$(1,396)	$(984)
Net (loss)/income	$(9,735)	$820	$(2,831)	$(10,555)	$3,651

Basic and diluted loss per share from continuing operations	$(0.37)	$(0.27)	$(0.36)	$(0.10)	$0.09

Weighted average common shares outstanding
Basic	14,464	14,457	8,188
Diluted	14,464	14,457	8,188

Gaming operations:
Revenues	$1,951	$2,641	$2,974	$(690)	$(333)
Gross profit	$555	$854	$1,155	$(299)	$(301)
Gross margin percentage	28%	32%	39%

Social gaming:
Revenues	$8	$—	$—	$8	$—
Gross loss	$(189)	$—	$—	$(189)	$—
Gross margin percentage	NM	NM	NM

A reconciliation of LBITDA, as adjusted, to the net loss from continuing operations for the years ended December 31, 2016, 2015 and 2014 is provided below.

	Year Ended December 31,
(amounts in thousands)	2016	2015 (1)	2014 (1)
Net loss from continuing operations— GAAP	$(5,344)	$(3,948)	$(2,964)
Interest expense and finance fees	—	3	4
Interest income	(29)	(13)	(2)
Income tax expense/(benefit)	357	217	(41)
Depreciation and amortization	883	1,184	1,138
Stock-based compensation expense	64	83	160
Gain on disposition of assets	(369)	—	(11)
Adjusted LBITDA from continuing operations (2)	$(4,438)	$(2,474)	$(1,716)

(1)	Amounts for the years ended December 31, 2015 and 2014 have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

(2)	We define “Adjusted LBITDA” as loss before interest, taxes, depreciation, amortization, stock-based compensation, gains on dispositions of assets, and other non-cash operating income and expenses. Adjusted LBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our management uses Adjusted LBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted LBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported LBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted LBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted LBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted LBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, taxes and other non-recurring charges, which are not reflected in Adjusted LBITDA. Our calculation of Adjusted LBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

Total revenues decreased approximately $682,000 to $2.0 million for the year ended December 31, 2016 compared to approximately $2.6 million in the prior year due to lower revenue from the Philippines gaming operations. The decrease was due to the expiration of the EGM participation agreement with Leisure World on June 30, 2016 and lower average daily net win per unit.

Gross profit decreased approximately $488,000 to $366,000 for the year ended December 31, 2016 compared to approximately $854,000 in the prior year. The decrease was primarily a result of lower revenue partially offset by lower depreciation and amortization expenses in the year ended December 31, 2016.

Operating loss from continuing operations increased approximately $1.4 million to $5.0 million for the year ended December 31, 2016 compared to approximately $3.6 million in the prior year. The increase in operating loss from continuing operations was primarily a result of the lower gross profit and higher operating expenses related to the social gaming platform partially offset by a gain on disposition of assets of approximately $369,000 in the year ended December 31, 2016, as described in detail above.

Net loss from continuing operations increased approximately $1.4 million to $5.3 million for the year ended December 31, 2016 compared to approximately $3.9 million in the prior year. The increase in net loss from continuing operations was primarily a result of the higher operating loss as well as higher tax expense related to the Philippines gaming operations due to income tax and movement in the deferred tax asset.

Net loss increased approximately $10.6 million to $9.7 million for the year ended December 31, 2016 compared to income of approximately $820,000 in the prior year. The net loss or income for the years ended December 31, 2016 and 2015 included a net loss of approximately $4.4 million and net income of approximately $4.8 million, respectively, from the discontinued operations. See Note 16.

Total revenues decreased approximately $333,000 to $2.6 million for the year ended December 31, 2015 compared to approximately $3.0 million in the prior year due to lower average daily net win per unit for the Philippines gaming operations.

Gross profit decreased approximately $301,000 to $854,000 for the year ended December 31, 2015 compared to approximately $1.2 million in the prior year. The decrease was primarily a result of the lower revenue in the year ended December 31, 2015.

Operating loss from continuing operations increased approximately $652,000 to $3.6 million for the year ended December 31, 2015 compared to approximately $3.0 million in the prior year. The increase in operating loss from continuing operations was primarily a result of the lower gross profit and higher research and development expenses related to the social gaming operations, which commenced in the second half of 2015.

Net loss from continuing operations increased approximately $984,000 to $3.9 million for the year ended December 31, 2015 compared to approximately $3.0 million in the prior year primarily as a result of the higher operating loss, as explained above, and tax expense in the year ended December 31, 2016.

Net income increased approximately $3.7 million to $820,000 for the year ended December 31, 2015 compared to a loss of approximately $2.8 million in the prior year. The net income or loss for the years ended December 31, 2015 and 2014 included net income of approximately $4.8 million and $133,000, respectively, from discontinued operations. See Note 16.

Gaming Operations

During the reported periods, gaming operations revenue from continuing operations consisted of the leasing of our owned EGMs on a revenue-sharing (participation) basis in the Philippines.

Revenues from gaming operations decreased approximately $690,000 to $2.0 million for the year ended December 31, 2016 compared to approximately $2.6 million in the prior year due to decreases in the number of EGMs in operation and average daily net win per unit. Revenues from San Pedro, Universal and Leisure World operations were approximately $1.0 million, $519,000 and $432,000 for the year ended December 31, 2016 compared to approximately $1.2 million, $613,000 and $784,000, respectively, in the prior year period. The installed base of EGMs declined 139 seats to 411 seats as of December 31, 2016 compared to 550 seats as of December 31, 2015 primarily as a result of the expiration of the Leisure World participation agreement on June 30, 2016. Average net win per day per unit decreased $13 to $52 for the year ended December 31, 2016 compared to $65 in the prior year primarily as a result of the expiration of the Leisure World agreement, the venue with the then highest average net win per day per unit, and continued competition from major casino resorts in the Manila area.

Gross profit from gaming operations decreased approximately $299,000 to $555,000 for the year ended December 31, 2016 compared to approximately $854,000 in the prior year period primarily due to the lower revenue partially offset by lower depreciation and amortization expenses. Cost of gaming operations for the year ended December 31, 2016 included approximately $351,000 in depreciation of gaming property and equipment, $187,000 of amortization of casino contracts, $96,000 of amortization of other gaming related intangibles and $762,000 of other operating costs. Cost of gaming operations for the year ended December 31, 2015 included approximately $452,000 in depreciation of gaming property and equipment, $387,000 of amortization of casino contracts, $252,000 of amortization of other gaming related intangibles and $696,000 of other operating costs.

Revenues from gaming operations decreased approximately $333,000 to $2.6 million for the year ended December 31, 2015 compared to approximately $3.0 million in the prior year due to a decrease in average daily net win per unit. Revenues from San Pedro, Universal and Leisure World operations were approximately $1.2 million, $613,000 and $784,000 for the year ended December 31, 2015 compared to approximately $1.3 million, $706,000 and $966,000, respectively, in the prior year period. Average net win per day per unit decreased $6 to $65 for the year ended December 31, 2015 compared to $71 in the prior year primarily as a result of increased competition from integrated casino resorts in the market.

Gross profit from gaming operations decreased approximately $301,000 to $854,000 for the year ended December 31, 2015 compared to approximately $1.2 million in the prior year period primarily due to the lower revenue. Cost of gaming operations for the year ended December 31, 2015 included approximately $452,000 in depreciation of gaming property and equipment, $387,000 of amortization of casino contracts, $252,000 of amortization of other gaming related intangibles and $696,000 of other operating costs. Cost of gaming operations for the year ended December 31, 2014 included approximately $430,000 in depreciation of gaming property and equipment, $396,000 of amortization of casino contracts, $252,000 of amortization of other gaming related intangibles and $741,000 of other operating costs.

As of December 31, 2016, we had a total of 566 EGM seats of which 155 were held in inventory and 411 were in operation in two venues in the Philippines. In addition to these EGM seats, during the reported periods, we also had a total of 1,091 EGM seats in Cambodia and 154 seats in the Philippines, which were all sold during the year ended December 31, 2016.

	December 31,
	2016		2015
(amounts in thousands, except machine units)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1)	411	$370	1,543	$2,871
EGMs and systems held for future use	155	19	308	114
Total EGMs and systems	566	$389	1,851	$2,985

(1)	EGMs and systems used in operations as of December 31, 2016 and 2015 included 12 and 31 EGM seats, respectively, which were in operation on a revenue-sharing basis with a lessor and, therefore, their carrying values were not included.

As part of our ongoing efforts to maximize returns and minimize capital expenditures for the gaming operations, we seek to strategically manage our existing EGM base through the redeployment of gaming assets between venues, when appropriate and possible.

Social Gaming

In the second half of 2015, we began development of a social gaming platform and a social casino application focused on the Pan-Asian markets. In August 2016, we commenced a limited testing of the platform and the application, branded City of Games, in the Philippines. Testing was expanded in December 2016 to include additional markets, a limited amount of third-party licensed slot games and a rewards feature whereby players could redeem rewards with accumulated experience points. City of Games remains in the testing phase and has generated minimal revenue. We continue to evaluate the market testing results in order to define the optimal method of commercialization.

We are also developing a non-casino gaming application intended exclusively for the Mainland China market. This application is currently in the early stages of development.

We capitalize costs for the development of the platform and the internal-use software when the planning stage efforts are successfully completed, management has committed project resourcing and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on the straight-line basis over the estimated useful lives of the related assets. Costs incurred prior to meeting these criteria are expensed to research and development expenses as incurred. On August 16, 2016, these criteria were met for City of Games and we ceased capitalizing costs for the development of the platform and the internal-use software for the City of Games application. On October 1, 2016, we began capitalizing certain development and internal-use software costs for the Mainland China application.

For the year ended December 31, 2016, we incurred approximately $2.2 million and $1.6 million in total expenses and capitalized costs, respectively, related to the development and distribution of the social gaming platform and two applications. For the year ended December 31, 2015, we incurred approximately $263,000 and $107,000 in total expenses and capitalized costs, respectively, related to the development of the social gaming platform and application.

Operating Expenses

The schedule of expenses on a consolidated basis for continuing operations consisted of the following:

	Year Ended December 31,
(amounts in thousands)	2016	2015 (1)	2014 (1)	2016 Change	2015 Change
Selling, general and administrative expenses	$4,646	$4,015	$3,903	$631	$112
Stock-based compensation expenses	64	83	160	(19)	(77)
Gain on disposition of assets	(369)	—	(11)	(369)	11
Research and development expenses	887	272	—	615	272
Depreciation and amortization	88	93	60	(5)	33
Total	$5,316	$4,463	$4,112	$853	$351

(1)	Amounts for the years ended December 31, 2015 and 2014 have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations increased approximately $631,000 to $4.6 million for the year ended December 31, 2016 compared to approximately $4.0 million in the prior year. The increase in total selling, general and administrative expenses from continuing operations was primarily due to an increase of approximately $390,000 for salaries and wages, rent and advertising expenses due to higher headcount, increased office space and marketing for the new social gaming operations and an increase of approximately $241,000 for consulting and legal expenses primarily due to higher legal fees for corporate matters and professional advisors’ fees for potential new projects.

Selling, general and administrative expenses from continuing operations increased approximately $112,000 to $4.0 million for the year ended December 31, 2015 compared to approximately $3.9 million in the prior year. The increase was primarily due to an increase of approximately $231,000 for consulting and legal expenses related to corporate matters and potential new projects and an increase of approximately $179,000 for office expenses due to higher management and administrative service fees payable to Melco Services Limited. The increases were partially offset by lower other tax expenses of approximately $186,000 as a result of certain unusual non-income tax expenses related to the Philippines operations in the year ended December 31, 2014 and a decrease of approximately $112,000 in rent expense mainly due to relocation of the corporate back office to a smaller rental facility.

Stock-Based Compensation Expenses

Stock-based compensation expenses decreased approximately $19,000 to $64,000 for the year ended December 31, 2016 compared to approximately $83,000 in the prior year. The decrease was primarily due to certain option grants fully vesting in 2016 partially offset by higher costs related to the voluntary stock option exchange program for our employees, directors and certain others implemented in July 2016. See Note 12.

Stock-based compensation expenses decreased approximately $77,000 to $83,000 for the year ended December 31, 2015 compared to approximately $160,000 in the prior year primarily due to a decrease in average stock price and no new option grants being issued during the year ended December 31, 2015.

Gain on Disposition of Assets

Gain on disposition of assets for continuing operations was approximately $369,000 for the year ended December 31, 2016, which primarily related to the sale of the EGMs and gaming equipment placed in Leisure World. There were no dispositions of assets for continuing operations in the year ended December 31, 2015. Gain on disposition of assets was approximately $11,000 for the year ended December 31, 2014 primarily due to the disposal of obsolete property, plant and equipment for the Philippines gaming operations.

Research and Development Expenses

Research and development expenses for continuing operations increased approximately $615,000 to $887,000 for the year ended December 31, 2016 compared to approximately $272,000 in the prior year. The increase was due to the development of the social gaming platform and applications, which commenced in the second half of 2015. There were no research and development expenses in the year ended December 31, 2014.

Depreciation and Amortization Expenses

Depreciation and amortization expenses for continuing operations decreased approximately $5,000 to $88,000 for the year ended December 31, 2016 compared to approximately $93,000 in the prior year. The decrease was primarily due to certain systems and computers becoming fully depreciated in the year ended December 31, 2016.

Depreciation and amortization expenses for continuing operations increased approximately $33,000 to $93,000 for the year ended December 31, 2015 compared to approximately $60,000 in the prior year primarily due to additional office equipment purchased during the year ended December 31, 2015.

Other Expenses

Other expenses for continuing operations decreased approximately $85,000 to $37,000 for the year ended December 31, 2016 compared to approximately $122,000 in the prior year. The decrease in other expenses was primarily due to lower foreign currency losses compared to the prior year mainly as a result of the settlement of U.S. dollar denominated payables for the Philippines operations with a depreciated U.S. dollar compared to the prior year.

Other expenses increased approximately $74,000 to $122,000 for the year ended December 31, 2015 compared to approximately $48,000 in the prior year. The increase in other expenses was primarily due to higher foreign currency losses mainly as a result of the settlement of U.S. dollar denominated payables for the Philippines operations with an appreciated U.S. dollar compared to the prior year.

Income Tax Provision

Effective tax rates for continuing operations were approximately (7.2)%, (5.8)% and 1.4% for the years ended December 31, 2016, 2015 and 2014, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 2016, we had total cash and cash equivalents of approximately $33.6 million and working capital of approximately $33.5 million. Our cash and working capital during the year ended December 31, 2016 was negatively impacted by operating losses and an increase in use of working capital for and investments in the social gaming operations. This was partially offset by cash proceeds of approximately $8.2 million from the sale of the principal assets of the gaming products division and our EGMs and gaming equipment in Cambodia and Leisure World VIP Slot Club.

Our cash flow for 2017 is expected to be negatively impacted by our reduced base of operations and the costs related to the social gaming operations and corporate overhead. This is expected to be partially offset by a cash receipt of approximately $1.1 million in May 2017 related to the 2016 sale of the gaming products assets.

We are seeking new projects to replace the operating cash flow derived from the discontinued Cambodia gaming operations and gaming products operations. However, there is no guarantee we will be successful in securing these projects.

Excluding costs and expenses for any new potential projects, we do not expect any meaningful capital expenditures for 2017. We anticipate our available working capital will allow us to meet our capital expenditure needs through 2017, excluding the costs and expenses of any new projects.

While there is no guarantee we will be successful in securing new projects, if we were to do so our capital expenditures through 2017 would increase beyond what is discussed above. Where possible, we intend to fund such new projects from cash on hand. Further, we would seek to structure the development of those projects in phases to better control and pace the related capital expenditures. Nonetheless, we may need to seek additional required capital from various financing sources including commercial debt financing and the sale of our debt or equity securities should the need arise. However, there are no commitments or arrangements in place as of the date of this report for receipt of additional capital and there are no assurances we will be able to acquire additional capital if, and when, needed on commercially reasonable terms or at all.

Cash Flow Summaries

	Year Ended December 31,
(amounts in thousands)	2016	2015	2014
Cash (used in)/provided by:
Operations	$(3,585)	$14,654	$886
Investing	6,533	(1,390)	(3,224)
Financing	—	—	14,348
Effect of exchange rate changes on cash	(30)	116	(10)
Net increase in cash and cash equivalents	$2,918	$13,380	$12,000

Operating

Cash used in operating activities was approximately $3.6 million for the year ended December 31, 2016 compared to cash provided by operating activities of approximately $14.7 million in the year ended December 31, 2015 and approximately $886,000 for the year ended December 31, 2014. For the year ended December 31, 2016, cash used in operating activities primarily resulted from an increase in the operating loss from gaming operations and an increase in the use of funds for working capital and expenses related to the social gaming operations. For the year ended December 31, 2015, cash provided by operating activities primarily resulted from operating income from both the gaming operations and gaming products divisions and a decrease in the use of funds for working capital.  For the year ended December 31, 2014, cash provided by operating activities primarily resulted from operating income from gaming operations partially offset by an increase in the use of funds for working capital and operating losses incurred by gaming products division.

Investing

Cash provided by investing activities was approximately $6.5 million for the year ended December 31, 2016 compared to cash used in investing activities of approximately $1.4 million in the year ended December 31, 2015 and approximately $3.2 million for the year ended December 31, 2014.  Cash provided by investing activities increased for the year ended December 31, 2016 mainly due to the proceeds from disposal of the gaming products assets and sales of all the EGMs and gaming equipment in Cambodia and EGMs in Leisure World VIP Slot Club in the Philippines. The cash used in investing activities decreased for the year ended December 31, 2015 from the prior year mainly due to lower capital expenditures related to the purchase of equipment for the gaming products division as well as the receipt of the balance of the proceeds related to the disposal of the Dreamworld Leisure (Pailin) Limited subsidiary in the year ended December 31, 2015.

Financing

No cash was used in financing activities for the years ended December 31, 2016 and 2015. Cash provided by financing activities was approximately $14.3 million for the year ended December 31, 2014, which represented the net proceeds of the subscription equity rights offering that was concluded on November 25, 2014.

Selected Quarterly Financial Information

	Year Ended December 31, 2016
	First	Second	Third	Fourth	Total
(amounts in thousands, except per-share data)
Revenues	$604	$626	$371	$358	$1,959
Cost of revenues	422	435	371	365	1,593
Gross profit/(loss)	182	191	—	(7)	366
Operating loss from continuing operations	(997)	(662)	(923)	(2,368)	(4,950)
Net loss from continuing operations	(1,064)	(789)	(1,060)	(2,431)	(5,344)
Net (loss)/income from discontinued operations	(411)	22	316	(4,318)	(4,391)
Net loss	$(1,475)	$(767)	$(744)	$(6,749)	$(9,735)
(Loss)/earnings per share (basic and diluted)
Continuing operations	$(0.07)	$(0.06)	$(0.07)	$(0.17)	$(0.37)
Discontinued operations	(0.03)	—	0.02	(0.29)	(0.30)

	Year Ended December 31, 2015 (1)
	First	Second	Third	Fourth	Total
(amounts in thousands, except per-share data)
Revenues	$686	$668	$612	$675	$2,641
Cost of revenues	435	446	453	453	1,787
Gross profit	251	222	159	222	854
Operating loss from continuing operations	(960)	(651)	(761)	(1,237)	(3,609)
Net loss from continuing operations	(981)	(682)	(951)	(1,334)	(3,948)
Net income/(loss) from discontinued operations	1,551	2,143	2,397	(1,323)	4,768
Net income/(loss)	$570	$1,461	$1,446	$(2,657)	$820
(Loss)/earnings per share (basic and diluted)
Continuing operations	$(0.07)	$(0.04)	$(0.07)	$(0.09)	$(0.27)
Discontinued operations	0.10	0.15	0.16	(0.08)	0.33

(1)	Amounts for the year ended December 31, 2015 have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

Financial Condition

	December 31,
(amounts in thousands)	2016	2015
Total assets	$39,428	$45,285
Total liabilities	(7,669)	(3,731)
Total stockholders’ equity	$31,759	$41,554

Changes from December 31, 2015 to December 31, 2016 were primarily due to the following:

•	Cash increased approximately $2.9 million primarily due to the proceeds from asset dispositions partially offset by negative cash flow from operations.

•	Accounts receivable decreased approximately $596,000 primarily due to the collection of all balances from the Cambodia gaming operations and gaming products receivables in early 2016.

•	Net receivables due from related parties decreased approximately $257,000 due to the settlement of gaming chip and plaque orders delivered in the fourth quarter of 2015.

•	Inventories decreased approximately $2.4 million primarily due to the May 11, 2016 sale of gaming products operations assets, which included raw materials, and the delivery of all outstanding chip and plaque orders in the six-month period ended June 30, 2016.

•	Net intangible assets increased approximately $1.1 million primarily due to the capitalization of development costs for the social gaming platform.

•	Gaming equipment and casino contracts decreased approximately $3.1 million primarily due to the sale of approximately 1,000 EGMs and other gaming equipment and the impairment of gaming assets and depreciation and amortization charges for the year ended December 31, 2016.

•	Property and equipment decreased approximately $5.0 million primarily due to the sale of the principal gaming products assets and impairment of the remaining related assets that could not be used in our operations in the year ended December 31, 2016.

•	Accrued expenses decreased approximately $637,000 primarily due to the release of a withholding tax payable for the discontinued Cambodia gaming operations.

•	Deferred tax liabilities increased approximately $5.6 million primarily due to the dividend withholding tax for the undistributed earnings of our foreign subsidiary.

•	Stockholder’s equity decreased approximately $9.8 million primarily due to operating losses generated during the year ended December 31, 2016.

Contractual Cash Obligations

Our contractual cash obligations under operating leases for the next five years as of December 31, 2016 were as follows:

		Payments Due by Period
(amounts in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$212	$212	$—	$—	$—

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

Allowance for Doubtful Accounts Receivable

As of December 31, 2016, we had net accounts receivable of approximately $128,000, representing less than 1% of total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowances for aged account balances. Revenue is recognized on a cash basis for customers with doubtful accounts receivable. Our allowance for doubtful accounts receivable was approximately $7,000 as of December 31, 2016. There were no allowances for doubtful accounts receivable as of December 31, 2015 and 2014.

Inventory

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. There were no inventory provisions booked for the years ended December 31, 2016 and 2015. We booked an inventory provision of $87,000 for the year ended December 31, 2014, which related to the discontinued gaming products operations.

Gaming Equipment and Property and Equipment

As of December 31, 2016, we had gaming equipment and property and equipment of approximately $1.3 million, representing 3% of total assets. We depreciate gaming equipment and property and equipment on the straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as the current operating strategy and legal considerations such as contractual lives. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require a change in the estimated useful lives of such assets.

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

Goodwill and Intangible Assets, including Casino Contracts

As of December 31, 2016, we had intangible assets, including goodwill and capitalized software costs, of approximately $1.8 million, representing 5% of our total assets. Goodwill is not subject to amortization and is tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment provision will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized.

Certain costs relate to software developed to solely meet our internal requirements and for which there are no substantive plans to market the software. These costs mainly include payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software projects during the application development stage until the software is substantially complete and ready for its intended use. We also capitalize certain costs related to the development of the social gaming applications to be marketed. These costs are capitalized once technological feasibility has been established. Costs incurred prior to the criteria met for capitalization are expensed to research and development expenses as incurred. Our management committed the resources of developing the social gaming applications, and the social gaming applications have reached a defined stage of development such that the software could be used as intended. Such capitalized costs are amortized on the straight-line basis over the estimated useful life of the related assets.

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

Stock-based compensation expenses totaled approximately $64,000, $83,000 and $160,000 for the years ended December 31, 2016, 2015 and 2014, respectively, in the accompanying consolidated statements of comprehensive loss/income.

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the tax treatment is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is “more-likely-than-not” that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. We recognize interest and penalties, if any, related to unrecognized tax benefits in the provision of income taxes in the statements of comprehensive loss/income.

Recent Accounting Pronouncements

Please refer to Note 1 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this annual report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in foreign exchange rates. We have transacted business in several countries around the world using numerous currencies, of which the most significant to our operations for the fiscal years ended 2016, 2015 and 2014, were the Philippine peso and Hong Kong dollar. We translate the assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income within stockholders’ equity. Gains and losses resulting from transactions in non-functional currencies are recorded in the consolidated statements of comprehensive loss/income. Historically, we have not utilized any hedging strategies to minimize the impact of fluctuations in the foreign currencies used in our operations. We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Entertainment Gaming Asia Inc.:

We have audited the accompanying consolidated balance sheets of Entertainment Gaming Asia Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss/income, stockholders’ equity and cash flows for each of the three years ended December 31, 2016, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Gaming Asia Inc. and subsidiaries at December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2016, 2015 and 2014, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG
Hong Kong SAR
April 11, 2017

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	December 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$33,599	$30,681
Accounts receivable, net	128	724
Amounts due from related parties	—	257
Other receivables	1,051	78
Inventories	21	2,378
Prepaid expenses and other current assets	235	295
Contract amendment fees	—	18
Total current assets	35,034	34,431

Gaming equipment, net	389	2,985
Casino contracts	—	528
Property and equipment, net	915	5,919
Goodwill	315	332
Intangible assets, net	1,512	391
Deferred tax assets	59	274
Prepayments, deposits and other assets	1,204	425
Total assets	$39,428	$45,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79	$288
Amounts due to related parties	160	239
Accrued expenses	1,118	1,755
Income tax payable	161	2
Deferred revenue	2	9
Customer deposits and other current liabilities	54	529
Total current liabilities	1,574	2,822

Other liabilities	441	880
Deferred tax liabilities	5,654	29
Total liabilities	7,669	3,731
Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 250,000,000 (2015: 38,000,000) shares authorized; 14,464,220 (2015: 14,464,220) shares issued and outstanding	14	14
Additional paid-in-capital	47,827	47,763
Accumulated other comprehensive income	585	709
Accumulated losses	(16,668)	(6,933)
Total EGT stockholders’ equity	31,758	41,553
Non-controlling interest	1	1
Total stockholder’s equity	31,759	41,554
Total liabilities and stockholders’ equity	$39,428	$45,285

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss / Income

(amounts in thousands, except per share data)

	Year Ended December 31,
	2016	2015 (1)	2014 (1)
Revenues:
Gaming operations	$1,951	$2,641	$2,974
Social gaming	8	—	—
Total revenues	1,959	2,641	2,974

Operating costs and expenses:
Cost of gaming operations
Gaming property and equipment depreciation	351	452	430
Casino contract amortization	187	387	396
Other gaming related intangibles amortization	96	252	252
Other operating costs	762	696	741
Cost of social gaming	197	—	—
Selling, general and administrative expenses (2)	4,710	4,098	4,063
Gain on disposition of assets	(369)	—	(11)
Research and development expenses	887	272	—
Depreciation and amortization	88	93	60
Total operating costs and expenses	6,909	6,250	5,931

Loss from continuing operations	(4,950)	(3,609)	(2,957)

Other (expenses)/income:
Interest expense and finance fees	—	(3)	(4)
Interest income	29	13	2
Foreign currency losses	(86)	(147)	(61)
Other	20	15	15
Total other expenses	(37)	(122)	(48)

Loss from continuing operations before income tax	(4,987)	(3,731)	(3,005)

Income tax (expense)/benefit	(357)	(217)	41

Net loss from continuing operations	(5,344)	(3,948)	(2,964)
Net (loss)/income from discontinued operations, net of tax (3)	(4,391)	4,768	133

Net (loss)/income attributable to EGT stockholders	$(9,735)	$820	$(2,831)

Other comprehensive (loss)/income:
Defined benefit pension plan	(5)	3	(12)
Foreign currency translation	(119)	(47)	23
Total other comprehensive (loss)/income, net of tax	(124)	(44)	11

Comprehensive (loss)/income attributable to EGT stockholders	$(9,859)	$776	$(2,820)

Per share data (basic and diluted)
(Loss)/earnings	$(0.67)	$0.06	$(0.35)
Loss from continuing operations	$(0.37)	$(0.27)	$(0.36)
(Loss)/earnings from discontinued operations, net of tax	$(0.30)	$0.33	$0.01

Weighted average common shares outstanding
Basic and diluted	14,464	14,457	8,188

The notes to consolidated financial statements are an integral part of these consolidated statements.

(1)	Amounts for the years ended December 31, 2015 and 2014 have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

(2)	Amounts for the years ended December 31, 2016, 2015 and 2014 included related party services fees of approximately $425,000, $226,000 and $4,000, respectively.

(3)	Amounts for the years ended December 31, 2016, 2015 and 2014 included related party sales of approximately $167,000, $7.8 million and $3.9 million and related party services fees of approximately $240,000, $281,000 and $276,000, respectively.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2016, 2015 and 2014

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Non-controlling
(amounts in thousands, except per share data)	Shares	Dollars	Capital	losses	Income	Interest	Total
Balances, January 1, 2014	7,507,302	$7	$33,179	$(4,922)	$742	$1	$29,007

Net loss				(2,831)			(2,831)
Other comprehensive loss					11		11
Issuance of restricted Stock	19,375	—	—				—
Stock-based compensation			160				160
Right Offering	6,944,418	7	14,341				14,348

Balances, December 31, 2014	14,471,095	$14	$47,680	$(7,753)	$753	$1	$40,695
Balances, January 1, 2015	14,471,095	$14	$47,680	$(7,753)	$753	$1	$40,695

Net income				820			820
Other comprehensive loss					(44)		(44)
Stock-based compensation			83				83
Retirement of unvested restricted stock	(6,875)	—	—				—

Balances, December 31, 2015	14,464,220	$14	$47,763	$(6,933)	$709	$1	$41,554
Balances, January 1, 2016	14,464,220	$14	$47,763	$(6,933)	$709	$1	$41,554

Net loss				(9,735)			(9,735)
Other comprehensive loss					(124)		(124)
Stock-based compensation			64				64

Balances, December 31, 2016	14,464,220	$14	$47,827	$(16,668)	$585	$1	$31,759

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31,
	2016	2015 (1)	2014 (1)
Cash flows (used in)/provided by operating activities:
Net loss from continuing operation	$(5,344)	$(3,948)	$(2,964)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation of gaming equipment and property and equipment	439	545	490
Foreign currency losses	—	3	—
Amortization of casino contracts	187	387	396
Gain on disposition of assets	(369)	—	(11)
Amortization of intangible assets	257	252	252
Deferred income tax	210	(145)	(234)
Stock-based compensation expense	64	83	160
Write-back of provision for pension/retirement benefits	(5)	(5)	(3)
Write-off of tax receivables	—	32	579
Changes in operating assets and liabilities:
Accounts receivable and other receivables	221	47	579
Inventories	23	59	(78)
Prepaid expenses and other current assets	2	(182)	3
Prepayments, deposits and other assets	(136)	300	(36)
Accounts payable	(4)	(134)	120
Amounts due from/to related parties	(148)	218	—
Accrued expenses and other liabilities	(66)	(124)	(562)
Customer deposits and other current liabilities	24	—	(2)
Income tax payable	159	2	—
Deferred revenue	2	—	—
Operating cash used in continuing operations	(4,484)	(2,610)	(1,311)
Operating cash provided by discontinued operations	899	17,264	2,197
Net cash (used in)/provided by operating activities	(3,585)	14,654	886

Cash flows provided by/(used in) investing activities:
Purchases of property and equipment	(59)	(45)	(93)
Purchases of gaming machines and systems	(45)	(555)	(257)
Proceeds from sale of assets	758	7	11
Development/purchase of intangibles	(1,566)	(107)	—
Investing cash used in continuing operations	(912)	(700)	(339)
Investing cash provided by/(used in) discontinued operations	7,445	(690)	(2,885)
Net cash provided by/(used in) investing activities	6,533	(1,390)	(3,224)

Cash flows provided by financing activities:
Rights offering	—	—	14,348
Net cash provided by financing activities	—	—	14,348

Effect of exchange rate changes on cash	(30)	116	(10)
Increase in cash and cash equivalents	2,918	13,380	12,000
Cash and cash equivalents at beginning of year	30,681	17,301	5,301
Cash and cash equivalents at end of year	$33,599	$30,681	$17,301

The notes to consolidated financial statements are an integral part of these consolidated statements.

(1)	Amounts for years ended December 31, 2015 and 2014 have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Description of Business and Significant Accounting Policies

The current business activities of the Company entail: (i) the owning and leasing of electronic gaming machines (EGMs) placed in gaming locations in the Philippines on a revenue-sharing (participation) basis with venue owners; and (ii) the development and testing of a social gaming platform designed for the Pan-Asian markets.

During the reported periods, the Company’s business activities included owning and leasing EGMs on a revenue-sharing (participation) and fixed-lease basis operations in Cambodia. These leasing contracts were terminated and the related assets were sold during the year ended December 31, 2016. Also, the Company operated the gaming products business, which entailed the design, manufacture and distribution of gaming chips and plaques as well as the distribution of third-party gaming products. On May 11, 2016, the Company sold the principal assets of these operations and has exited this business. All related historical revenues and expenses for the Cambodia gaming operations and the gaming products business have been reclassified as discontinued operations. The accounting policies of these discontinued operations are consistent with the Company’s policies for the accompanying consolidated financial statements.  In addition, the Company developed and operated a small regional gaming casino Dreamworld Casino (Pailin), which was open from May 2012 to June 2014. During the year ended December 31, 2014, the Company sold 100% of the issued share capital of Dreamworld Leisure (Pailin) Limited, the Company’s wholly-owned Cambodian subsidiary established for purpose of owning and operating Dreamworld Casino (Pailin).

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

Use of Estimates

The Company is required to make estimates, judgments and assumptions that it believes are reasonable based on its historical experience, contract terms, observance of known trends in the Company and the industry as a whole, and information available from other outside sources. These estimates affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On a regular basis, the Company evaluates its estimates, including those related to revenue recognition, long-lived assets, inventory obsolescence, stock-based compensation, income taxes, bad debts, long-term contracts, reward points redemption breakage rate, contingencies and litigation. Actual results may differ from those estimates.

Discontinued Operations

A discontinued operation is a component of an entity (or group of components) that either has been disposed of, or that is classified as held for sale, and represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.

Non-current assets held for discontinued operations are carried at the lower of carrying amount or fair value less costs to sell. Any gain or loss from disposal of a business, together with the results of these operations until the date of disposal, is reported separately as discontinued operations. The financial information of discontinued operations is excluded from the respective captions in the Company’s consolidated statements of comprehensive loss/income and related notes for all years presented.

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of December 31, 2016, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $33.3 million.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at face value less any allowance for doubtful accounts. Allowance for doubtful accounts are maintained at levels determined by Company management to adequately provide for uncollectible amounts. In determining the estimated uncollectible amounts, the Company evaluates a combination of factors, including, but not limited to, activity in the related market, financial condition of customers, specific customer collection experience and history of write-offs and collections. Interest income is imposed on overdue accounts receivable after the Company evaluates a combination of factors, including but not limited to, customer collection experiences, customer relationships and contract terms. Accounts receivable balances are written off after all collection efforts have been exhausted.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads. There were no lower of cost or market (LCM) write-down for the years ended December 31, 2016 and 2015.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Accounting Standards Codification (ASC) 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows.

Impairment charges of approximately $1.3 million were included in the net income from discontinued operations in the consolidated statement of comprehensive loss/income for the year ended December 31, 2016, which primarily related to the write-down of the discontinued gaming products operations assets, including certain machinery, leasehold improvements and office equipments that could not be utilized in other operations.

Impairment charges of approximately $2.6 million were included in the net income from discontinued operation in the consolidated statement of comprehensive loss/income for the year ended December 31, 2015, which primarily related to the write-down of building infrastructure and related gaming assets for Dreamworld Club (Poipet) as well as the write-down of prepaid leases and other assets related to previously planned gaming projects no longer intended to be pursued.

Impairment charges of approximately $142,000 were included in the net income from discontinued operations in the consolidated statement of comprehensive loss/income for the year ended December 31, 2014, which primarily related to the write-down of obsolete plant and machinery from the discontinued gaming products operations.

Prepayments, Deposits and Other Assets

Prepayments, deposits and other assets consist primarily of prepayments and other receivables, rental and utilities and other deposits.

Gaming Equipment

Gaming equipment consists primarily of EGMs and systems. Gaming equipment is stated at cost. The Company depreciates new gaming equipment over a five-year useful life and depreciates refurbished gaming equipment over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $341,000, $441,000 and $420,000 was included in cost of gaming operations for the continuing operations in the consolidated statements of comprehensive loss/income for the years ended December 31, 2016, 2015 and 2014, respectively. Depreciation of gaming equipment of approximately $620,000, $2.0 million and $2.6 million was included in the net income from discontinued operations in the consolidated statements of comprehensive loss/income for the year ended December 31, 2016, 2015 and 2014, respectively.

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

Depreciation of property and equipment of approximately $10,000, $11,000 and $10,000 was included in the cost of gaming operations for continuing operations in the consolidated statements of comprehensive loss/income for the years ended December 31, 2016, 2015 and 2014, respectively.

Depreciation of property and equipment of approximately $666,000, $1.8 million and $1.6 million was included in the net income from discontinued operations in the consolidated statements of comprehensive loss/income for the years ended December 31, 2016, 2015 and 2014, respectively.

Goodwill and Intangible Assets, Including Casino Contracts

Intangible assets consist of patents, trademarks, technical know-how, a gaming operation agreement, casino contracts, capitalized software costs and goodwill. Intangible assets other than goodwill are amortized on the straight-line basis over the period of time the asset is expected to contribute directly or indirectly to future cash flows, which ranges from four to ten years. The straight-line amortization method is utilized because the Company believes there is no more reliably determinable method of reflecting the pattern for which the economic benefits of the intangible assets are consumed or otherwise used.

The Company capitalizes certain costs relating to software developed to solely meet the Company’s internal requirements and for which there are no substantive plans to market the software. These costs mainly include payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software projects during the application development stage until the software is substantially complete and ready for its intended use. Costs incurred prior to the criteria meet for capitalization are expensed to research and development expenses as incurred. Management has committed the resources of developing social gaming application, and it is probable that the social gaming application will be completed and the software will be used as intended. Such capitalized costs are amortized on a straight-line basis over the estimated useful life of the related assets.

Amortization expenses related to casino contracts for the Philippines gaming operations were approximately $187,000, $387,000 and $396,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expenses related to other gaming related intangibles for the Philippines gaming operations were approximately $96,000, $252,000 and $252,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The amounts were accounted for as cost of gaming operations for continuing operations in the consolidated statements of comprehensive loss/income for the years ended December 31, 2016, 2015 and 2014.

Amortization expenses related to internal-use software were approximately $161,000 for the year ended December 31, 2016, which were accounted as cost of social gaming operations in the consolidated statement of comprehensive loss/income. There were no amortization expenses related to internal-use software for the years ended December 31, 2015 and 2014.

Amortization expenses related to casino contracts for the discontinued Cambodia gaming operations were approximately $341,000, $2.0 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expenses related to technical know-how for the discontinued gaming product operations were approximately $9,000, $26,000 and $26,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expenses related to patents and trademarks for the discontinued gaming product operations were approximately $10,000, $24,000 and $24,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The amounts were accounted for in arriving at the net income from discontinued operations in the consolidated statements of comprehensive loss/income.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests goodwill for impairment, at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If determined to be necessary, the two-step impairment test shall be used to identify potential goodwill impairment. Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the years ended December 31, 2016, 2015 and 2014.

Additional Paid-In-Capital

For the year ended December 31, 2016, the increase in additional paid-in-capital account mainly represented issuance of non-cash stock option compensation.

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

For gaming operations, the Company earns recurring revenue by providing customers with EGMs and casino management systems which track game performance and provide statistics on installed EGMs owned by the Company and leased to venue owners. Revenues are recognized on the contractual terms of the EGM agreements between the Company and the venue owners and are based on either: a fixed lease fee, which is applicable for one of the venues only for the period of March 1, 2016 through June 30, 2016 which has now been reclassified as discontinued operations, or, the Company’s share of net winnings and reimbursement of expenses and commitment fees.

Revenues are recognized as earned unless collection is not reasonably assured, in which case revenues are recognized when payment is received. All gaming operations revenues were recognized as earned during the years ended December 31, 2016, 2015 and 2014.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had no commitment fee balances related to contract amendments as of December 31, 2016 and December 31, 2015.

Social Gaming

The Company is currently testing a social gaming platform and application to derive revenue from the in-game sale of virtual coins that allows players to extend play time or accelerate their progress. The Company recognizes the sale of virtual coins over the estimated average playing period of paying players.

On a quarterly basis, the Company determines the estimated average playing period for paying players by game beginning at the time of a paying player’s first purchase in that game and ending on a date when that paying player is no longer playing the game. To determine which players are inactive, the Company analyzes the dates that each paying player last logged into that game.

The Company earns revenue through certain mobile platforms, including iOS and Android, and recognizes online game revenue based on the gross amount paid by the player because the Company is the primary obligor and the Company has the contractual right to determine the price to be paid by the player. The Company records the related platform and payment processing fees as cost of revenue in the period incurred.

Gaming Products Sales

For the discontinued gaming products business, the Company recognized revenue from the sale of its gaming products and accessories to end users upon shipment against customer contracts or purchase orders. In accordance with the criteria of ASC 605-45, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognized gross revenue when it acted as a principal, had discretion to choose suppliers and establish selling prices, assumed credit risk and provided the products or services required in the transaction. If these criteria were not met, in which the supplier was the primary obligor in the arrangement and bears the general inventory risk, the Company recognized revenue net of related costs. The Company also recognized revenue for the maintenance services of gaming products on the straight-line basis over the contract term in accordance with ASC 605, Revenue Recognition.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on a pro rata basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is completed and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 12 for additional information relating to stock-based compensation assumptions. Stock-based compensation expenses totaled approximately $64,000, $83,000 and $160,000 for the years ended December 31, 2016, 2015 and 2014, respectively; in the consolidated statements of comprehensive loss/income.

Employee Defined Contribution Plan

The Company operates a mandatory provident fund scheme, the MPF Scheme, under the Mandatory Provident Fund Schemes Ordinance for its employees in Hong Kong. The assets of the MPF Scheme are held separately from those of the Company in an independently administered fund. Contributions are made based on a percentage of the employees’ basic salaries and are expensed as and when the contributions fall due. The Company has no legal obligation for the benefits beyond the contributions. The total amounts of such employer contributions for continuing operations, which were expensed as incurred, were approximately $18,000, $22,000 and $27,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Research and Development

Research and development expenses are expensed as incurred. Employee-related costs associated with research and development and certain costs associated with the development of the social gaming platform and applications are included in research and development expenses.  Research and development expenses for continuing operations were approximately $887,000 and $272,000 for the years ended December 31, 2016 and 2015, respectively. There were no research and development expenses for continuing operations for the year ended December 31, 2014.

Leases

Leases are classified at the inception date as either a capital lease or an operating lease. A lease is a capital lease if any of the following conditions exist:

•	Ownership is transferred to the lessee by the end of the lease term;

•	There is a bargain purchase option;

•	The lease term is at least 75% of the property’s estimated remaining economic life; or

•	The present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased property to the lessor at the inception date.

A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred. The Company had no capital leases as of December 31, 2016 or 2015.

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

(Loss)/Earnings per Share

Basic (loss)/earnings per share are computed by dividing the reported net (loss)/earnings by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and shares issuable from stock options and restricted shares during the period. The computation of diluted earnings per share excludes the impact of stock options and restricted shares that are anti-dilutive due to the stock options’ exercise price exceeding the Company’s stock price as of December 31, 2016. There were no differences in diluted loss per share from basic loss from continuing operations per share for the years ended December 31, 2016, 2015 and 2014 as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

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

Below is a summary of closing exchange rates as of December 31, 2016 and 2015 and average exchange rates for the years ended December 31, 2016, 2015 and 2014, respectively.

(US$1 to foreign currency)	December 31, 2016	December 31, 2015
Australian dollar	1.39	1.37
Hong Kong dollar	7.75	7.75
Philippine peso	49.81	47.17
Thai baht	35.26	36.07

	Year Ended December 31,
(US$1 to foreign currency)	2016	2015	2014
Australian dollar	1.35	1.33	1.11
Hong Kong dollar	7.76	7.75	7.75
Philippine peso	47.49	45.50	44.47
Thai baht	35.26	34.25	32.54

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

As of December 31, 2016, the fair values of financial assets and liabilities approximate carrying values due to the short maturities of these items.

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

The accounting guidance related to employers’ accounting for defined benefit pension plan requires recognition in the balance sheet of the present value of the defined benefit obligation at the reporting date, together with adjustments for unrecognized actuarial gains or losses and past service costs or credits in other comprehensive loss/income.

The Company recorded a decrease of approximately $5,000 to accumulated other comprehensive income within stockholders’ equity for the year ended December 31, 2016, an increase of approximately $3,000 to accumulated other comprehensive income within stockholders’ equity for the year ended December 31, 2015, and a decrease of approximately $12,000 to accumulated other comprehensive income within stockholders’ equity for the year ended December 31, 2014.

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

The Company records all asset retirement obligations for which it has legal obligations to remove all installation work and reinstate the manufacturing facilities to its original state at its estimated fair value. For the years ended December 31, 2016, 2015 and 2014, the Company had no asset retirement obligation operating costs related to accretion of the liabilities.

Customer Loyalty Program

The Company offers a loyalty program for its social casino gaming platform which enables players to redeem accumulated points for reward items. Players can redeem experience points from game time play for incentives, for example, food and beverage, rooms and entertainment at casino resort properties. The Company accrues for loyalty program points expected to be redeemed for free goods and services as marketing expense. The accruals are based on management’s estimates and assumptions regarding the estimated costs of providing those benefits and the actual redemption rates in each country, less an estimate for points not expected to be redeemed.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which intends to improve the recognition and measurement of financial instruments. The ASU will be effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) – Accounting for Leases, which changes the accounting for leases, including a requirement to record all leases on the balance sheet as assets and liabilities. This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers – Principal versus Agent Considerations, which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for this ASU is the same as the effective date for ASU 2014-09, “Revenue from Contracts with Customers”. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, which attempts to reduce the existing diversity in practice with respect to reporting the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance will be effective for the Company on January 1, 2018. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606 – Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09, Revenue from Contracts with Customers, including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other – Simplifying the Test for Goodwill Impairment, which eliminates Step two from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for an entity’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the impact of the adoption of this ASU to be material to its consolidated financial statements

Note 2. Segments

The Company presently conducts business under two operating segments: (i) gaming operations, which include the leasing of its owned EGMs on a revenue-sharing (participation) basis; and (ii) the development and testing of a social gaming platform designed for the Pan-Asian markets. The chief operating decision maker reviews its operations by these two operating segments.

During the reported periods, the Company’s business activities included gaming operations in Cambodia involving the leasing of its owned EGMs on both a fixed lease and revenue-sharing basis and operating a small casino. In addition, the Company also operated the gaming products business, which entailed the design, manufacture and distribution of gaming chips and plaques as well as the distribution of third-party gaming products. In June 2014, the Company ceased operation of its casino in Cambodia and, in a series of transactions during the year ended December 31, 2016, the Company sold all the assets associated with the Cambodia gaming operations. As of December 31, 2016, the Company had exited its Cambodia gaming operations. On May 11, 2016, the Company sold the principal assets of the gaming products operations and has exited this business.

All related historical revenues and expenses for the Cambodia gaming and casino operations and gaming products operations have been reclassified as discontinued operations. The accounting policies of these discontinued operations are consistent with the Company’s policies for the accompanying consolidated financial statements.

The following table presents the financial information for each of the Company’s continuing operating segments.

	Year Ended December 31,
(amounts in thousands)	2016	2015 (1)	2014 (1)
Revenues:
Gaming operations	$1,951	$2,641	$2,974
Social gaming	8	—	—
Total revenues	$1,959	$2,641	$2,974

Operating (loss)/income:
Gaming operations operating income	$923	$856	$1,166
Social gaming operating loss	(1,077)	(272)	—
Corporate and other operating costs and expenses	(4,796)	(4,193)	(4,123)
Total operating loss	$(4,950)	$(3,609)	$(2,957)

(1)	Amounts for years ended December 31, 2015 and 2014 have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

	December 31,
(amounts in thousands)	2016	2015
Identifiable assets:
Gaming operations	$5,362	$22,763
Social gaming	1,584	138
Corporate	32,482	22,384
Total identifiable assets	$39,428	$45,285

	December 31,
(amounts in thousands)	2016	2015
Goodwill:
Gaming operations	$315	$332

	Year Ended December 31,
(amounts in thousands)	2016	2015 (1)	2014 (1)
Capital expenditures:
Gaming operations	$45	$555	$284
Social gaming	1,625	150	—
Corporate	—	2	66
Total capital expenditures	$1,670	$707	$350

Depreciation and amortization:
Gaming operations	$634	$1,091	$1,078
Social gaming	173	—	—
Corporate	76	93	60
Total depreciation and amortization	$883	$1,184	$1,138

Interest expenses and finance fees:
Corporate	$—	$3	$4

Income tax expense/(benefit):
Gaming operations	$442	$236	$(9)
Corporate	(85)	(19)	(32)
Total income tax expense/(benefit)	$357	$217	$(41)

(1)	Amounts for the years ended December 31, 2015 and 2014 have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

Geographic segment revenues of the Company’s continuing operations segments for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
(amounts in thousands)	2016	2015 (1)	2014 (1)
Philippines	$1,951	$2,641	$2,974
Others	8	—	—
Total	$1,959	$2,641	$2,974

For the years ended December 31, 2016, 2015 and 2014, the largest customer in the gaming operations segment represented 49%, 45% and 42%, respectively, of total gaming operations revenue.

(1)	Amounts for the years ended December 31, 2015 and 2014 have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

Long-lived assets, goodwill and intangible assets identified by geographic segments consisted of the following:

	December 31,
(amounts in thousands)	2016	2015
Cambodia	$798	$3,517
Hong Kong	1,874	5,278
Philippines	398	1,295
United States	61	65
Total	$3,131	$10,155

Note 3.	Inventories

Inventories consisted of the following:

	December 31,
(amounts in thousands)	2016	2015
Raw materials (1)	$—	$1,742
Work-in-process	—	80
Finished goods (2)	—	443
Spare parts	21	113
Total	$21	$2,378

(1)	Raw materials decreased from December 31, 2015 to December 31, 2016 due to the Company’s sale of its gaming products operations assets, which included raw materials, on May 11, 2016.

(2)	Finished goods decreased from December 31, 2015 to December 31, 2016 due to the delivery of all outstanding orders for the gaming products division in the six-month period ended June 30, 2016.

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
(amounts in thousands)	2016	2015
Prepayments	$49	$292
Prepaid insurance	186	3
Total	$235	$295

Note 5.	Receivables

Accounts and other receivables consisted of the following:

	December 31,
(amounts in thousands)	2016	2015
Accounts receivable	$135	$724
Other receivables (1)	1,051	78
	1,186	802
Less: allowance for doubtful accounts	(7)	—
Net	$1,179	$802

(1)	As of December 31, 2016, other receivables included approximately $1.0 million in payments due within one year from the sale of the Company’s gaming products operations assets on May 11, 2016. The non-current balance of the future payments receivable is included in Prepayments, Deposits and Other Assets. See Note 9.

Note 6.	Gaming Equipment

Gaming equipment is stated at cost. The major categories of gaming equipment and accumulated depreciation consisted of the following:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2016	2015
EGMs (1)	3-5	$3,722	$16,215
Systems	5	979	1,335
		4,701	17,550
Less: accumulated depreciation		(4,312)	(14,565)
Net carrying value		$389	$2,985

(1)	EGMs decreased from December 31, 2015 to December 31, 2016 primarily due to the sale of the Company’s EGMs and gaming equipment in Cambodia, including EGMs placed in NagaWorld, Dreamworld Club (Poipet) and Thanur Bokor, and the sale of EGMs placed in Leisure World VIP Club in the Philippines during the year ended December 31, 2016.

Depreciation expense of gaming equipment of approximately $341,000, $441,000 and $420,000 was included in cost of gaming operations for continuing operations in the consolidated statements of comprehensive loss/income for the years ended December 31, 2016, 2015 and 2014, respectively.

Depreciation expense of gaming equipment of approximately $620,000, $2.0 million and $2.6 million was included in the net income from discontinued operations in the consolidated statements of comprehensive loss/income for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 7.	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The major categories of property and equipment and accumulated depreciation consisted of the following:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2016	2015
Equipment, vehicles, furniture and fixtures (1)	3-10	$606	$6,290
Land and building	0-5	797	1,506
Leasehold improvements (2)	1-6	45	1,400
		1,448	9,196
Less: accumulated depreciation		(533)	(3,277)
Net carrying value		$915	$5,919

(1)	Equipment, vehicles, furniture and fixtures decreased from December 31, 2015 to December 31, 2016 due to the sale of the principal assets of the discontinued gaming products and gaming operations on May 11, 2016 and December 21, 2016, respectively, and the write-down of the unsold gaming products assets, including office equipment and machinery that could not be utilized in the Company’s other operations.

(2)	Leasehold improvements decreased from December 31, 2015 to December 31, 2016 due to the write-down of leasehold improvements as of December 31, 2016 related to the discontinued gaming products operations.

Depreciation expense of property and equipment of approximately $10,000, $11,000 and $10,000 was recorded in cost of gaming operations for continuing operations in the consolidated statements of comprehensive loss/income for the years ended December 31, 2016, 2015 and 2014, respectively.

Depreciation expense of property and equipment of approximately $666,000, $1.8 million and $1.6 million was included in the net income from discontinued operations in the consolidated statements of comprehensive loss/income for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 8.	Goodwill and Intangible Assets, including Casino Contracts

Goodwill and intangible assets, if any, are stated at cost. The major categories of goodwill and intangible assets and accumulated amortization consisted of the following:

	Useful
	Life	December 31,
(amounts in thousands)	(years)	2016	2015
Gaming operation agreement	4-5	$1,166	$1,166
Less: accumulated amortization		(1,166)	(1,070)
		—	96

Goodwill	N/A	315	332

Patents	5-6	—	114
Less: accumulated amortization		—	(104)
		—	10

Trademarks	5-9	—	26
Less: accumulated amortization		—	(15)
		—	11

Technical know-how	10	—	261
Less: accumulated amortization		—	(94)
		—	167

Casino contracts	5-6	1,942	12,637
Less: accumulated amortization		(1,942)	(12,109)
		—	528

Internal–use software (1)	4	1,673	107
Less: accumulated amortization		(161)	—
		1,512	107
Net carrying value		$1,827	$1,251

(1)	Internal-use software relates to the development of the social gaming platform and applications.

Amortization expense for finite-lived intangible assets of approximately $283,000, $639,000 and $648,000 was included in the cost of gaming operations for continuing operations in the consolidated statements of comprehensive loss/income for the years ended December 31, 2016, 2015 and 2014, respectively.

Amortization expense for finite-lived intangible assets of approximately $360,000, $2.1 million and $2.1 million was included in net income from discontinued operations in the consolidated statements of comprehensive loss/income for the years ended December 31, 2016, 2015 and 2014, respectively.

Amortization expense for internal-use software of approximately $161,000 was included in the cost of social gaming in the consolidated statements of comprehensive loss/income for the year ended December 31, 2016. There was no amortization expense for internal-use software for the years ended December 31, 2015 and 2014.

Goodwill movements during the year consisted of the following:

(amounts in thousands)	2016	2015
Balance as of January 1	$332	$351
Foreign currency translation adjustment	(17)	(19)
Balance as of December 31	$315	$332

Annual estimated amortization expense for each of the five succeeding years and thereafter consist of the following:

(amounts in thousands)

2017	403
2018	418
2019	418
2020	257
2021	16
Thereafter	—
Total	$1,512

Note 9.	Prepayments, Deposits and Other Assets

Prepayments, deposits and other assets consisted of the following:

	December 31,
(amounts in thousands)	2016	2015
Rental, utilities and other deposits	$228	$391
Other receivables (1)	976	—
Prepayments to suppliers	—	34
Total	$1,204	$425

(1)	Other receivables as of December 31, 2016 included approximately $976,000 in payments due in more than one year from the sale of the gaming products assets. The current balance of the future payments receivable is included in Receivables. See Note 5.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
(amounts in thousands)	2016	2015
Payroll and related costs (1)	$323	$626
Professional fees	243	339
Other tax expenses	266	593
Other expenses	286	197
Total	$1,118	$1,755

(1)	Payroll and related costs decreased from December 31, 2015 to December 31, 2016 primarily due to the lower accrued bonus for the discontinued Cambodia gaming operations and gaming products divisions for the year ended December 31, 2016.

Note 11.	Other Liabilities

Other liabilities consisted of the following:

	December 31,
(amounts in thousands)	2016	2015
Other tax liabilities	$418	$754
Others (1)	23	126
Total	$441	$880

(1)	Balances for the years ended December 31, 2016 and 2015 mainly included accrued retirement benefits and asset retirement obligations. See Notes 19 and 20, respectively.

Note 12.	Stock-Based Compensation

The Company effected a 1-for-4 reverse stock split of its common shares as of February 26, 2015. All historical share amounts and share price information presented below have been proportionally adjusted to reflect the impact of this reverse split.

At the annual shareholders meeting held on September 8, 2008, the 2008 Stock Incentive Plan was voted on and became effective on January 1, 2009, which replaced two previous plans, the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Directors’ Stock Option Plan, thereby terminating both of these plans on December 31, 2008.

On July 18, 2016, the Company’s shareholders approved a new 2016 Stock Incentive Plan. The 2016 plan was amended and restated the 2008 plan to bring it in alignment with the Rules Governing the Listing of Securities on the Stock Exchange of Hong Kong Limited. The Company’s equity incentive plans are subject to the Rules Governing the Listing of Securities on the Stock Exchange of Hong Kong Limited as a result of becoming an indirect majority-owned subsidiary of Melco International Development Limited, a company listed on the main board of the Hong Kong Stock Exchange.

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

The replacement options have a ten-year term from the board of directors’ approval date and are subject to a new vesting schedule. They will vest over three years, vesting 50% on the first anniversary and 25% on each of the second and third anniversaries of the approval date, subject to the participants remaining continuously in service with the Company, except in the case of replacement options issued to non-employee directors which will continue to vest after the termination of their service to the Company.

The compensation expense resulted from the exchange program and is recognized in accordance with ASC 718 Compensation-Stock Compensation. As a result of the option exchange, the Company expects to incur approximately $147,000 in non-cash compensation expense attributable to the incremental fair value of the replacement options granted to the participants, measured as of the date such awards were granted. The incremental compensation expense associated with the replacement options will be recognized over the expected life of the replacement options.

During the year ended December 31, 2016, stock options for the purchase of 484,781 shares of common stock were granted under the stock option exchange program under the 2016 plan with a weighted average exercise price of $1.94 and weighted average fair value of $0.32 per share and will vest over a three-year period.

During the year ended December 31, 2016, there were no exercises of outstanding stock options.

Under the previous 1999 plans, a total of 956,250 shares of common stock were authorized, of which 937,500 shares were under the Amended and Restated 1999 Stock Option Plan and 18,750 shares were under the Amended and Restated 1999 Directors’ Stock Option Plan. While these previous plans expired on December 31, 2008, options granted and outstanding under them as of the date of expiration remain outstanding and subject to termination according to the previous plans terms.

As of December 31, 2016, stock options for the purchase of 70,627 shares and 2,813 shares of common stock were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan, respectively.

As of December 31, 2016, stock options for the purchase of 186,339 shares and 459,155 shares of common stock were outstanding in relation to the 2008 and 2016 plans, respectively.

As of December 31, 2016, stock options for the purchase of 259,779 shares of common stock were exercisable with a weighted average exercise price of $8.74, a weighted average fair value of $3.40 and an aggregate intrinsic value of approximately $6,000 under all plans. The total fair value of shares vested during the year ended December 31, 2016 was approximately $2,000. As of December 31, 2016, an aggregate of 459,155 options granted under all plans was subject to vesting with a total compensation cost of approximately $90,000. The amount is expected to be recognized over 2.43 years.

A summary of all current and expired plans as of December 31, 2016 and changes during the years then ended is presented in the following tables.

Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	785,032	$8.02	5.42	$46
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(17,556)	13.46	—	—
Outstanding as of December 31, 2015	767,476	7.90	4.28	34
Exercisable as of December 31, 2015	734,976	$7.95	4.14	$34

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	767,476	$7.90	4.28	$34
Granted	484,781	1.94	—	—
Exercised	—	—	—	—
Forfeited or expired	(533,323)	7.21	—	—
Outstanding as of December 31, 2016	718,934	4.40	6.85	6
Exercisable as of December 31, 2016	259,779	$8.74	2.48	$6

Restricted Stock

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2014	7,500	$4.84	1.41
Granted	—	—	—
Vested	(3,750)	4.84	—
Unvested balance as of December 31, 2015	3,750	$4.84	0.41

	Number of shares	Weighted Average Fair Value at Grant Date	Weighted Average Remaining Contractual Life (in years)
Unvested balance as of December 31, 2015	3,750	$4.84	0.41
Granted	—	—	—
Vested	(3,750)	4.84	—
Unvested balance as of December 31, 2016	—	$—	—

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

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016		2015
Range of values:	Low	High	Low	High
Expected volatility	81.78%	91.82%	71.85%	80.91%
Expected dividends	—	—	—	—
Expected term (in years)	3.73	9.74	4.78	8.11
Risk free rate	0.95%	2.38%	1.13%	2.02%

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

For non-employee awards, the Company remeasures compensation cost each period until the service condition is complete and recognizes compensation cost on a pro rata basis over the requisite service period.

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

For the year ended December 31, 2016, the Company recorded an impairment charge of approximately $1.3 million in the net income from discontinued operations in the consolidated statements of comprehensive loss/income primarily related to the write-down of the discontinued gaming products operations assets, including machinery, leasehold improvements and office equipment.

For the year ended December 31, 2015, the Company recorded an impairment charge of approximately $2.6 million in the net income from discontinued operations in the consolidated statements of comprehensive loss/income primarily related to a write-down of the building infrastructure and related gaming assets for its Dreamworld Club (Poipet) operations as well as the write-down of prepaid leases and other assets related to previously planned gaming projects that are no longer intended to be pursued.

For the year ended December 31, 2014, the Company recorded an impairment charge of approximately $142,000 in the net income from discontinued operations in the consolidated statements of comprehensive loss/income, which primarily related to the write-down of obsolete plant and machinery of the discontinued gaming products operation.

Note 14.	Related Party Transactions

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Year ended December 31,
(amounts in thousands)	2016	2015	2014
Related party transaction provided to:
Melco Crown (Macau) Limited
Sales of gaming products	$—	$358	$138

MCE Leisure (Philippines) Corporation
Sales of gaming products	$167	$4,945	$3,523

Melco Crown Entertainment Limited
Sales of gaming products	$—	$212	$243

Studio City International Holding Limited
Sales of gaming products	$—	$2,280	$—

Related party transactions provided by:
Melco Services Limited
Other (1)	$425	$226	$4

Golden Future (Management Services) Limited
Management services	$240	$281	$276

(1)	The amounts for the years ended December 31, 2016 and 2015 include fees paid to Melco Services Limited under a management services agreement, which was effective as of January 1, 2015.

Melco Services Limited is a wholly-owned subsidiary of Melco International Development Limited, which owns 64.8% of Entertainment Gaming Asia Inc.

Melco International Development Limited owns 37.9% of Melco Crown Entertainment Limited, which owns 90% of Melco Crown (Macau) Limited, 72.8% of MCE Leisure (Philippines) Corporation and 60% of Studio City International Holding Limited.

Golden Future (Management Services) Limited is a wholly-owned subsidiary of Melco Crown (Macau) Limited.

Note 15.	Income Taxes

The components of the provision for income taxes consisted of the following:

	Year ended December 31,
(amounts in thousands)	2016	2015	2014
Federal — deferred	$56	$(59)	$(59)
Foreign
Current	(258)	(376)	(133)
Deferred	(155)	218	233
Total tax (expense)/benefit	$(357)	$(217)	$41

The reconciliation of the statutory federal income tax rate and the Company’s effective tax rates consisted of the following:

	Year Ended December 31,
(amounts in thousands)	2016	2015 (1)	2014 (1)
Federal tax benefit at the statutory rate	$1,696	$1,269	$1,022
Difference in jurisdictional tax rates	(543)	555	(223)
Expense not deductible for tax	(72)	(822)	61
Income not subject to tax	1	50	—
Adjustment of provision to tax return	57	(584)	(311)
Change in valuation allowances	(1,583)	(695)	(595)
Change in unrecognized tax benefits	(92)	(94)	(108)
Other	179	104	195
Total tax (expense)/benefit	$(357)	$(217)	$41

Consolidated loss from continuing operations before taxes for domestic and international operations consisted of the following:

	Year Ended December 31,
(amounts in thousands)	2016	2015 (1)	2014 (1)
Domestic	$(2,543)	$(3,671)	$(3,249)
International	(2,444)	(60)	244
Loss from continuing operations before income tax	$(4,987)	$(3,731)	$(3,005)

(1)	Amounts for the years ended December 31, 2015 and 2014 have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

The primary tax affected components of the Company’s deferred tax (liabilities)/assets consisted of the following:

	December 31,
(amounts in thousands)	2016	2015
Deferred tax assets – current
Prepaid commission agreement	$1,277	$1,277
Depreciation and impairment	2,287	2,214
Other	323	326
Less: Valuation allowances	(3,887)	(3,817)
	—	—

Deferred tax assets – non current
Net operating losses	65,021	63,427
Stock options	938	920
Less: Valuation allowances	(65,900)	(64,073)
	59	274
Deferred tax liabilities – non current
Dividend withholding tax	(5,654)	—
Acquisition of intangibles	—	(29)
	(5,654)	(29)

Net deferred tax (liabilities)/assets	$(5,595)	$245

Domestic operating loss carryforwards were approximately $185.4 million and $182.3 million for the years ended December 31, 2016 and 2015, respectively, which may be subject to limitations under Section 382 of the Internal Revenue Code. These domestic operating losses can be carried forward for 20 years and begin to expire in 2018. The Company expects to utilize the $185.4 million domestic operating losses to offset against corporate income tax payable in the United States, if the domestic operating loss remains unexpired at the time when the Company is subject to corporate income tax in the United States. Operating loss carryforwards of foreign subsidiaries were approximately $10.0 million and $6.5 million for the years ended December, 31, 2016 and 2015, respectively. The Company’s net operating losses have been fully reserved. The foreign operating losses for Hong Kong can be carried forward indefinitely.

As of December 31, 2016, there were valuation allowances of approximately $61.3 million and $8.5 million relating to pre and post Quasi-Reorganization periods, respectively. Valuation allowances included approximately $60.7 million for which subsequently recognized tax benefits will be credited directly to additional paid-in capital. Valuation allowances were provided on the domestic and foreign operating loss carryforwards and other deferred tax assets because management believes these assets did not meet the “more likely than not” criteria for recognition under ASC 740.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits consisted of the following:

(amounts in thousands)
Balance at January 1, 2015	$4,061
Additions based on tax positions related to the current year	58
Reductions for tax positions of prior years	(31)
Balance at December 31, 2015	$4,088
Additions based on tax positions related to the current year	429
Reduction due to lapse of statutory limitation	(248)
Reductions for tax positions of prior years	(29)
Balance at December 31, 2016	$4,240

The amount of uncertain tax benefits that would affect the effective income tax rate, if recognized, is nil and approximately $270,000 for the years ended December 31, 2016 and 2015, respectively. It is possible that the amount of unrecognized tax benefits will change in the next twelve months, however, an estimate of the range of the possible changes cannot be made at this time.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of comprehensive loss/income except for those related to the discontinued operations. During the years ended December 31, 2016 and 2015, the Company wrote back and charged penalty interest of approximately $440,000 and $67,000, respectively. As of December 31, 2016 and 2015, the Company had penalty interest of nil and approximately $440,000, respectively, accrued in the consolidated balance sheet.

The fixed obligation tax arrangement for the now discontinued Cambodia gaming operations was subject to annual renewal and negotiation. It had been renewed for 2016.

The Company is subject to income tax examinations by tax authorities in jurisdictions in which it operates. The Company’s 2014 to 2016 United States income tax returns remain open to examination by the Internal Revenue Service. The Company’s 2014 to 2016 Cambodian income tax returns remain open to examination by the General Department of Taxation. The Company’s 2013 to 2016 Philippines income tax returns remain open to examination by the Philippines Bureau of Internal Revenue. The Company’s 2010 to 2016 Hong Kong income tax returns remain open to examination by the Hong Kong Inland Revenue Department.

Note 16.	Discontinued Operations

During the reported periods, the Company’s business activities included discontinued gaming operations in Cambodia on both a fixed lease and revenue-sharing basis and the operations of a small regional casino Dreamworld Casino (Pailin) developed by the Company in Cambodia. In addition, the Company also operated the gaming products business, which entailed the design, manufacture and distribution of gaming chips and plaques as well as the distribution of third-party gaming products.

Discontinued Cambodia Gaming Operations

During the year ended December 31, 2016, the Company terminated its two EGM participation agreements and one EGM leasing agreement in Cambodia and exited its Cambodia gaming operations. Concurrent with the termination of the agreements, the Company sold all of its EGMs and gaming equipment in Cambodia in three separate transactions as set out below.

•	On July 6, 2016, the Company terminated its most recent EGM leasing agreement with NagaWorld Limited effective June 30, 2016 and agreed to sell to a third-party in Cambodia all of its 670 EGM seats placed at NagaWorld’s casino for cash proceeds of $2.5 million. The purchase price was paid in full and the transaction closed on July 6, 2016. The Company had placed EGMs in NagaWorld on a participation basis from January 2009 to February 2016 and had leased EGMs on a fixed lease basis from March 2016 to June 2016. NagaWorld had been a primary contributor to the Company’s operating results and cash flows.

•	On October 31, 2016, the Company terminated its machine operation and participation agreement with Thansur Bokor in Cambodia and sold all of its 71 EGM seats placed there to the casino owner for cash proceeds of $250,000. The purchase price was paid in full and the transaction closed on October 27, 2016. The Company had placed EGMs on participation basis in Thansur Bokor since May 2012.

•	On December 21, 2016, the Company terminated its machine operation and participation agreement with the venue and land owners of Dreamworld Club (Poipet) in Cambodia effective December 1, 2016. Pursuant to the machine operation and participation agreement, the ownership of the Dreamworld Club (Poipet) building structure, which was constructed and paid for by the Company on the property of the venue owner of Dreamworld Club (Poipet), reverted to the venue owner upon termination of the agreement. Also on December 21, 2016, the Company agreed to sell its 278 EGM seats placed in Dreamworld Club (Poipet) as well as the 72 EGM seats held in storage and the gaming equipment spare parts and accessories in Cambodia, to the venue owner of Dreamworld Club (Poipet) for cash proceeds of $900,000. The proceeds from the sale were received in full and the transaction closed on December 23, 2016. The Company had placed EGMs on a participation basis in Dreamworld Club (Poipet) since May 2012.

From May 2012 until June 2014, the Company operated Dreamworld Casino (Pailin), a small regional casino in the Pailin Province of Cambodia. On June 20, 2014, the Company entered into an agreement to sell 100% of the issued share capital of Dreamworld Leisure (Pailin) Limited (DWP), a wholly-owned Cambodian subsidiary of the Company established for the purposes of owning and operating Dreamworld Casino (Pailin), to a local Cambodian individual. In connection with the sale of the issued share capital of DWP, on June 20, 2014 the Company and its partner in the operation entered into an agreement to terminate the previous agreements with the partner and all future obligations including future lease payments owed by the Company. The sale included all assets of DWP with the exception of its EGMs, certain surveillance equipment and other assets excluded in the agreement and prohibited any use of the Dreamworld brand name by the buyer. Total consideration to be paid to the Company by the buyer was to be $500,000, of which $100,000 was paid at the time of entering the agreement and the balance to be paid in sixteen $25,000 monthly installments commencing within one month of the signed agreement. The parties closed the sale transaction in October 2014. Subsequently, the contract parties agreed to amend the agreement to reduce the total consideration to be paid to $363,000, which had since been paid in full. The Company recognized a gain of approximately $90,000 on disposal of the entity in the year ended December 31, 2014.

The following table details selected financial information for the discontinued Cambodia gaming operations in the consolidated statements of comprehensive loss/income.

	Year ended December 31,
(amounts in thousands)	2016	2015	2014
Revenues from gaming operations	$5,474	$15,485	$13,617
Cost of gaming operations	(3,331)	(7,708)	(8,472)
Selling, general and administrative expenses	(539)	(939)	(1,693)
Gain on disposal of assets	1,951	44	123
Impairment of assets (1)	—	(2,563)	(35)
Foreign currency exchange (loss)/gain	(3)	(29)	7
Depreciation and amortization	(15)	(39)	(60)
Other income	9	5	6
Dividend withholding tax and other taxes, net	(5,347)	—	—
(Loss)/income from discontinued Cambodia gaming operations, net of tax	$(1,801)	$4,256	$3,493

(1)	For the year ended December 31, 2015, the Company recorded a non-cash impairment charge of approximately $2.6 million primarily associated with the write-down of building infrastructure and related gaming assets for Dreamworld Club (Poipet) as well as the write-down of prepaid leases and other assets related to previously planned gaming projects that were no longer intended to pursue.

Discontinued Gaming Products

On May 11, 2016, the Company entered into an asset purchase agreement pursuant to which it sold the principal assets dedicated to the design, manufacture and distribution of chips, plaques and layouts for gaming tables to Gaming Partners International Corporation (GPIC). The transaction under the agreement closed on May 11, 2016.

Under the terms of the agreement, the Company sold to GPIC certain assets of its gaming products business, including fixed assets, raw materials and inventory and intellectual property, for cash consideration of approximately $5.9 million. The consideration includes a purchase price of approximately $5.4 million and $530,000 for restrictive covenants related to a non-compete arrangement given by the Company and Mr. Clarence Chung. The purchase price will be paid out in installments over a 24-month period after closing, with approximately $3.2 million paid at closing and approximately $1.1 million to be paid on each of the first two anniversaries of the closing. Payment related to the restrictive covenants was paid after closing. GPIC also paid to the Company after closing an amount equal to four months’ rental for its factory subject to a cap of $260,000 and a fixed sum of $520,000 for costs related to the termination of the gaming products business employees.

In addition, GPIC will make earn-out payments to the Company. These earn-out payments include: 3% of net revenue on certain sales to specific Asian-based casinos over the next five years subject to a cap of a total of $500 million of net revenue; and 15% of net revenues on sales to the Company’s related party casinos for an indefinite time period for the first $10 million of net revenue and, in addition, 3% of net revenue from these related party casino sales over the next five years subject to a cap of $30 million of net revenue. The Company shall only be entitled to earn-out payments in excess of $900,000.

The agreement includes customary representations, warranties and covenants by the Company and GPIC, including each party’s agreement to indemnify the other against certain claims or losses resulting from certain breaches of representations, warranties or covenants under the agreement and third-party claims arising before and after the close. The asset sale represents our exit from the business of design, manufacture and distribution of chips, plaques and layouts for gaming tables and, as part of the transaction, the Company has agreed with GPIC not to engage in the manufacture of gaming chips, plaques, jetons, playing cards and layouts for gaming tables in competition with GPIC.

In connection with the close of the transaction under the agreement, the Company’s wholly-owned subsidiary, DPD Limited, formerly known as Dolphin Products Limited, and GPIC settled and released each other of all claims relating to the civil actions instituted by GPIC against DPD in the High Court of the Hong Kong Special Administrative Region in December 2015.

The following table details selected financial information for the discontinued gaming products operations in the consolidated statements of comprehensive loss/income.

	December 31,
(amounts in thousands)	2016	2015	2014
Revenues from gaming products	$1,612	$13,382	$5,998
Cost of gaming products	(2,096)	(11,252)	(7,781)
Selling, general and administrative expenses (1)	(1,993)	(918)	(881)
Gain/(loss) on disposal of assets	1,287	(426)	(105)
Impairment of assets (2)	(1,276)	—	(107)
Research and development expenses	(105)	(149)	(387)
Foreign currency exchange gain/(loss)	9	(65)	1
Depreciation and amortization	(37)	(79)	(99)
Other income	9	19	1
(Loss)/income from discontinued gaming products operations, net of tax	$(2,590)	$512	$(3,360)

(1)	The Company incurred approximately $487,000 in expenses related to the termination of the gaming products factory lease in September 2016. For the year ended December 31, 2016, the Company incurred approximately $830,000 in legal fees related to DPD Limited, formerly known as Dolphin Products Limited.

(2)	In the three-month period ended June 30, 2016, the Company recorded a non-cash impairment charge of approximately $1.3 million associated with the write-down of the remaining gaming operations assets, including certain machinery, leasehold improvements and office equipment, which could not be utilized in its other operations.

Note 17.	Commitments and Contingencies

Leases

The Company currently leases or sub-leases office spaces in locations including Hong Kong, Cambodia, the Philippines, Mainland China, the United States and certain office equipment under non-cancelable operating leases with remaining terms fall within one year.

Future minimum lease payment commitments, net of any sublease proceeds and including scheduled escalation provisions as of December 31, 2016 under the leases were as follows:

Operating Leases
(amounts in thousands)	Total Payments	Sublease Proceeds	Net Payments
2017	$212	—	$212
2018	—	—	—
2019	—	—	—
2020	—	—	—
2021	—	—	—
Thereafter	—	—	—

Rent expenses on all operating leases for the continuing operations were approximately $304,000, $209,000 and $273,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Legal Matters

Gaming Partners International Corporation Litigation

On December 21, 2015, Gaming Partners International Corporation (GPIC) commenced a legal action in the High Court of the Hong Kong Special Administrative Region against DPD Limited, formerly known as Dolphin Products Limited (DPD), the Company’s wholly-owned subsidiary.

On May 11, 2016, GPIC agreed to irrevocably withdraw, terminate and discontinue the legal action mentioned above. On the same date, we agreed to sell substantially all the principal assets of DPD to GPIC and to discontinue DPD’s business of designing, manufacturing and distributing gaming chips and plaques and distributing third-party table game products.

Note 18.	Loss Per Share

Computation of the basic and diluted loss per share from continuing operations consisted of the following:

	Years Ended December 31,
	2016			2015 (1)			2014 (1)
(amounts in thousands, except per share data)	Loss	Number of Shares	Per Share Amount	Loss	Number of Shares	Per Share Amount	Loss	Number of Shares	Per Share Amount
Basic
Net loss attributable to equity shareholders	$(5,344)	14,464	$(0.37)	$(3,948)	14,457	$(0.27)	$(2,964)	8,188	$(0.36)
Effect of dilutive securities
Dilutive stock options/restricted shares (2)		—			—			—
Diluted
Net loss attributable to equity shareholders plus assumed conversion	$(5,344)	14,464	$(0.37)	$(3,948)	14,457	$(0.27)	$(2,964)	8,188	$(0.36)

(1)	Amounts for the years ended December 31, 2015 and 2014 have been reclassified to conform to the current year presentation, including the impact of discontinued operations.

(2)	For the years end December 31, 2016, 2015 and 2014, there were no differences in diluted loss per share from basic loss from continuing operations per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

Outstanding stock options for 718,934, 740,185 and 719,399 shares of common stock were excluded from the calculation of diluted loss per share from continuing operations for the years ended December 31, 2016, 2015 and 2014, respectively, as their effect would have been anti-dilutive.

Note 19.	Retirement Plan

The tables below summarize the components of retirement benefits included in the operating expenses under retirement benefit in the consolidated statement of comprehensive loss/income, and accrued retirement benefits, which is based on the latest actuarial valuation report dated December 31, 2016.

The components of retirement benefits for the years ended December 31, 2016 and 2015 in the consolidated statements of comprehensive loss/income are as follows:

	December 31,
(amounts in thousands)	2016	2015
Service cost	$5	$8
Interest cost on benefits obligation	1	1
Recognized actuarial gain	(11)	(11)
Net periodic benefit	$(5)	$(2)

Movement in the present value of the retirement obligation for the years ended December 31, 2016 and 2015 are as follows:

	December 31,
(amounts in thousands)	2016	2015
Balance, January 1	$23	$29
Service cost	5	8
Interest cost	1	1
Actuarial gain and others	(6)	(15)
Balance, December 31	$23	$23

Note 20.	Asset Retirement Obligations

Reconciliations of the carrying amounts of asset retirement obligations are as follows:

	December 31,
(amounts in thousands)	2016	2015
Balance, January 1	$99	$92
Accretion expense	—	7
Reduction	(99)	—
Balance, December 31	$—	$99

Note 21.	Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances, January 1, 2014	$99	$643	$742
Current period other comprehensive (loss)/income	(12)	23	11
Balances, December 31, 2014	87	666	753
Current period other comprehensive income/(loss)	3	(47)	(44)
Balances, December 31, 2015	90	619	709
Current period other comprehensive loss	(5)	(119)	(124)
Balances, December 31, 2016	$85	$500	$585

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation and for the reasons stated in section (c) below, our management, including our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 in ensuring all material information required to be filed has been made known in a timely manner.

(b)  Changes in internal control over financial reporting.

There were no changes to our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)  Management’s report on internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Securities Exchange Act of 1934. Management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, and our overall control environment. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting.  Management reports are not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management reports in this annual report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their ages, titles and biographies as of March 15, 2017 are set forth below.

Name	Age	Position
Clarence (Yuk Man) Chung	54	Chairman of the Board of Directors, President and Chief Executive Officer
Traci L. Mangini	47	Chief Financial Officer
Vincent L. DiVito	57	Director
John W. Crawford, J.P.	74	Director
Samuel (Yuen Wai) Tsang	62	Director
Anthony (Kanhee) Tyen, Ph.D.	61	Director
Dennis (Chi Wai) Tam, Ph.D.	47	Director

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

Traci L. Mangini: Ms. Mangini joined our Company as senior vice president corporate finance in June 2008 and was promoted to chief financial officer in October 2015. From 2003 to 2008, Ms. Mangini had been a senior equity research analyst responsible for coverage of companies in the domestic and international gaming sector at ThinkEquity, a subsidiary of Panmure Gordon & Co., a company listed on the AIM market operated by the London Stock Exchange. She was promoted to partner at ThinkEquity in 2008. Prior to joining ThinkEquity, Ms. Mangini served as a vice president equity research analyst for consumer companies at Merriman Curhan Ford & Company, a company then listed on the American Stock Exchange, from 2012 to 2013 and at First Security Van Kasper, a publicly traded company on the NASDAQ National Market which was acquired by Wells Fargo & Co. in 2000, from 1997 to 2001. From 2001 to 2002, she served as an investment consultant and research analyst at Fisher Investments Inc. Ms. Mangini holds a master of science in quantitative analysis from Boston University and a bachelor of arts in business administration from the University of San Diego.

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

Mr. DiVito has extensive knowledge of accounting and corporate governance issues from his experience serving on various corporate boards of directors and has extensive operational knowledge as a result of his experience as an operational executive at a major corporation and is invaluable to our board’s discussions of financial and operational issues. As a result of these and other professional experiences, our board of directors has concluded that Mr. DiVito is qualified to serve as a director.

John W. Crawford, J.P.: Mr. Crawford joined our board in November 2007 and chairs our nominating committee. Mr. Crawford has been the chairman of International Quality Education Limited since February 2002. Prior to that, he was a founding partner of the Hong Kong office of EY (formerly, Ernst & Young) where, as chairman of the Audit Division, he acted as engagement or review partner for many public companies and banks before he retired from the firm in 1997. He is a member of the Hong Kong Institute of Certified Public Accountants, a member and honorary president of the Macau Society of Certified Practising Accountants, and a member of the Canadian Institute of Chartered Accountants. Mr. Crawford has been a JP (Justice of the Peace) since 1997. He also served on the board of directors and was chairman of the audit committee of e-Kong Group Limited, which is listed on the Hong Kong Stock Exchange, until June 8, 2015. He is also on the board of directors and chairman of the audit committee of Regal Portfolio Management Limited, which manages the Regal Real Estate Investment Trust, the units of which are listed on the Hong Kong Stock Exchange. In January 2017, Mr. Crawford was appointed as an independent non-executive director and also a member of the audit and risk committee, the compensation committee and the nominating and corporate governance committee of Melco Crown Entertainment Limited, which is listed on the NASDAQ capital market in the USA, and is one of the subsidiaries of Melco International Development Limited. In February 2017, Mr. Crawford was appointed as an independent non-executive director, chairperson of the audit and risk committee, and also a member of the compensation committee and the nominating and corporate governance committee of Melco Crown (Philippines) Resorts Corporation, which is listed on the Philippine Stock Exchange.

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

Mr. Tsang has extensive knowledge of corporate and commercial laws, corporate governance and the gaming industry, including the regulation of the gaming industry, in the markets in which we operate from his senior legal management experience with Melco International Development Limited, and is invaluable to our board’s discussions of legal, governance and regulatory issues. As a result of these and other professional experiences, our board of directors has concluded that Mr. Tsang is qualified to serve as a director.

Anthony (Kanhee) Tyen, Ph.D.: Dr. Tyen joined our board in September 2008 and chairs our compensation committee. Since 1985, Dr. Tyen has been in the proprietorship of his own accountancy and consulting practice, Anthony Tyen & Co. Dr. Tyen is a certified public accountant in Hong Kong and has almost 40 years' experience in auditing, accounting, management and company secretarial practice. He holds a doctoral degree in philosophy and a master degree in business administration, both from the Chinese University of Hong Kong. He is an associate member of the Hong Kong Institute of Certified Public Accountants, and a fellow member of both the Association of Chartered Certified Accountants and the Institute of Chartered Secretaries and Administrators. Dr. Tyen has served as an independent non-executive director and a member of audit committee to the board of Melco International Development Limited since June 2010 and Summit Ascent Holdings Limited since March 2011 and has been appointed as an independent non-executive director of China Baofeng International Limited since February 2016, all being companies listed on the Hong Kong Stock Exchange. Dr. Tyen has also been a director of Alpha Peak Leisure Inc., a company listed on the Toronto Stock Exchange since August 2012. He was previously an independent non-executive director of three Hong Kong listed companies, namely Value Convergence Holdings Limited, Recruit Holdings Limited and ASR Logistics Holdings Limited.

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

During the year ended December 31, 2016, the board met four times and all of the directors attended at least 75% of all meetings during the periods for which they served on our board, and at least 75% of all of the meetings held by committees of the board on which they serve. The board also took action by written consent six times in 2016, and all of the written consents were circulated to the board effectively and signed by all members. The board of directors has formed an audit committee, a nominating committee, a conflicts committee and a compensation committee, all of which operate under written charters. The board of directors does not have a policy regarding board members’ attendance at meetings of our stockholders and all members of the board of directors attended the prior year’s annual meeting of stockholders.

Audit Committee

During the year ended December 31, 2016, the audit committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. Mr. DiVito serves as the audit committee chair.

The audit committee generally meets at least once a quarter and, in the year ended December 31, 2016, the audit committee held four meetings and, in lieu of a meeting, took action by written consent one time. The audit committee has the responsibility of selecting the firm that will serve as our independent public accountants, approving and reviewing the scope and results of the audit and any non-audit services provided by the independent public accountants and meeting with our financial staff to review internal controls, procedures and policies.

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

Nominating Committee

During the year ended December 31, 2016, the nominating committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. Mr. Crawford serves as the nominating committee chair.

The nominating committee held one meeting in the year ended December 31, 2016.

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

Compensation Committee

During the year ended December 31, 2016, the compensation committee was comprised of Mr. Vincent DiVito, Mr. John Crawford and Dr. Anthony Tyen. Dr. Tyen serves as the compensation committee chair.

The compensation committee held one meeting and, in lieu of a meeting, took action by way of written consent two times in the year ended December 31, 2016.

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

During the year ended December 31, 2016, the conflicts committee was comprised of Mr. Vincent DiVito and Mr. John Crawford. Mr. Crawford served as the conflicts committee chair. Effective March 2, 2017, the conflicts committee was made up of one member, Mr. DiVito.

The conflicts committee held two meetings and, in lieu of a meeting, took action by written consent one time in the year ended December 31, 2016.

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

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to, the chief executive officer for the years ended December 31, 2016, 2015 and 2014 and the only other executive officer earning in excess of $100,000 for services rendered in all capacities for the years ended December 31, 2016 and 2015. Mr. Chung has served as the chief executive officer since October 2008. Ms. Mangini has served as the chief financial officer since October 2015 following the departure of Andy Tsui.

(amounts in thousands) Name and Principal Position(a)	Year (b)	Salary (c)		Bonus (d)		Stock Awards (e)		Option Awards (f)		All Other Compensation (g)	Total (h)
Clarence Chung, CEO	2016	$0	(1)	$—	(1)	$—		$66	(4)	$—	$66
	2015	$0	(1)	$100	(1)	$—		$—		$—	$100
	2014	$90		$135	(2)	$19	(2)	$38	(2)	$—	$282
Traci L. Mangini, CFO	2016	$244		$—		$—		$16	(4)	$—	$260
	2015	$242		$25	(3)	$—		$—		$—	$267
Andy Tsui, CAO (5)	2015	$193		$—		$—		$—		$—	$193
	2014	$208		$17	(6)	$—		$—		$—	$225

The dollar amounts in columns (e) and (f) reflect the values of shares and/or options as of the grant date for the years ended December 31, 2016, 2015 and 2014, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 12 to our audited financial statements for the years ended December 31, 2016, 2015 and 2014.

(1)	On August 13, 2015, EGT-HK and Mr. Chung entered into a new employment agreement which entitles him to a fixed salary in the amount of $1 per year and additional incentive remuneration, payable in cash, to be determined annually by the compensation committee of the board of directors of the Company. The determination of the additional incentive remuneration is not subject to any fixed or quantitative standards and instead shall be subject to the compensation committee’s discretion. Mr. Chung’s bonus for the year ended December 31, 2015 was determined to be $100,000. Mr. Chung’s bonus for the year ended December 31, 2016 is under review by the compensation committee. While an accrual for his bonus was made in the three-month period ended December 31, 2016 for accounting purposes, it is not represented in the above table.

(2)	On December 27, 2013, the compensation committee of the board of directors resolved that the amount of the CEO’s eligible performance-based compensation for 2014 was a cash award up to $300,000, options to purchase up to 25,000 common shares and a restricted stock award of up to 12,500 shares, all of which were subject to the vesting and risk of forfeiture based on the performance of Mr. Chung for the fiscal year ended December 31, 2014. On March 31, 2015, the compensation committee reviewed the financial and non-financial performance targets as of 2014 and decided that Mr. Chung should be entitled to 45% of the cash, the options and the restricted stock award under the CEO’s eligible performance-based compensation for 2014. For the year ended December 31, 2014, Mr. Chung was granted options to purchase 6,250 shares of our common stock as part of the annual grant to members of the board of directors.

(3)	On April 21, 2016, Ms. Mangini received a cash bonus of $25,000 for her contributions during the year ended December 31, 2015.

(4)	On April 29, 2016, the board of directors approved a voluntary stock option exchange program for its employees, directors and certain others. Mr. Chung and Ms. Mangini have been awarded a replacement grant of 285,625 and 35,001 options, respectively.

(5)	Mr. Tsui resigned effective September 30, 2015 and his 2015 compensation represents January through September of 2015.

(6)	On April 2, 2015, Mr. Tsui received a cash bonus of $17,000 for his contributions during the year ended December 31, 2014.

Narrative Disclosure to Summary Compensation Table

Mr. Clarence Chung

On December 31, 2012, Elixir Gaming Technologies (Hong Kong) Limited (EGT-HK), and Dreamworld Leisure Management Limited (EGT-BVI), a newly incorporated company in the British Virgin Islands, both of which are our wholly-owned subsidiaries, each entered into two employment agreements with Mr. Chung for the position of CEO. The employment agreement entered into by EGT-HK is for Mr. Chung’s services performed on behalf of us within Hong Kong or in relation to our business, if any, in Hong Kong and the employment agreement entered into by EGT-BVI is for Mr. Chung’s services performed on our behalf outside of Hong Kong or in relation to our business outside of Hong Kong.

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

According to the terms of each employment agreement, the CEO is entitled to an annual base salary to be determined annually by the compensation committee of our board of directors. The compensation committee has determined that the CEO’s annual base salary under the Hong Kong and overseas employment agreements for 2013 is $30,000 and $60,000, respectively. Pursuant to the terms of the overseas employment agreement, the CEO is also entitled to receive discretionary and performance-based compensation, payable in cash or securities of the Company or a combination of both as the compensation committee may determine. The amount of the performance-based compensation and the key performance indexes by which the CEO will earn the performance-based compensation shall be determined by the compensation committee annually.

On December 27, 2013, the compensation committee determined that the CEO’s annual base salary under the Hong Kong and overseas employment agreements for 2014 would be $30,000 and $60,000, respectively. The compensation committee also determined that the amount of the CEO’s eligible performance-based compensation for 2014 is up to $300,000 in cash, options to purchase up to 25,000 common shares and a restricted stock award of up to 12,500 shares, all of which are subject to the vesting and risk of forfeiture based on the performance of Mr. Chung for the fiscal year ending December 31, 2014. All cash payments under the two employment agreements are to be paid by EGT-BVI pursuant to the overseas employment agreement, other than the $30,000 base salary payable by EGT-HK pursuant to the Hong Kong employment agreement. Both the options to purchase 25,000 common shares of the Company and the restricted stock award of 12,500 common shares of the Company were granted by the Company to Mr. Chung on January 2, 2014 under its 2008 Stock Incentive Plan. The options were granted at an exercise price of $4.84 per share. On March 31, 2016, the compensation committee decided that Mr. Chung should be entitled to 45% of the cash, options and restricted stock award under the CEO’s eligible performance-based compensation for the year ended December 31, 2014.

On August 13, 2015, EGT-HK and Mr. Chung entered into a new executive employment agreement, which terminated and replaced the HK employment agreement retroactive to December 31, 2014. Under the new executive employment agreement, Mr. Chung shall act as the executive chairman and CEO of the Company and perform his service principally within and in relation to Asia with effect from January 1, 2015. On August 13, 2015, EGT-BVI and Mr. Chung entered into a deed of termination and release for termination of the overseas employment agreement retroactive to December 31, 2014. The new executive employment agreement shall continue indefinitely until terminated by either party. EGT-HK can terminate the executive employment agreement immediately for “cause”, as such term is defined in the agreement. In addition, either party to the agreement may terminate the agreement without cause upon three months prior written notice or payment of three months base salary in lieu of notice to the other party. According to the terms of the executive employment agreement, Mr. Chung is entitled to a fixed salary in the amount of $1 per year and additional incentive remuneration, payable in cash, to be determined annually by the compensation committee of the board of directors of the Company. The determination of the additional incentive remuneration is not subject to any fixed or quantitative standards and instead shall be subject to the compensation committee’s discretion. The compensation committee shall determine Mr. Chung’s additional incentive remuneration under the executive employment agreement for 2015 within four months following the end of 2015, which is discretionary in nature and the amount of which, if any, shall be determined by the compensation committee and vary from year to year.

During his employment term, Mr. Chung also serves as (i) an executive director of Melco International Development Limited, the parent corporation of our principal shareholder, EGT Entertainment Holding, and receives a salary from Melco for his services rendered to Melco; and (ii) a director of Melco Crown Entertainment Limited. In December 2012, Mr. Chung has also been appointed as the chairman and president of Melco Crown (Philippines) Resorts Corporation, an indirect subsidiary of Melco Crown Entertainment Limited, which operates a hotel casino resort in the Philippines.

Outstanding Equity Awards at Year-End 2016

Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date (mm/dd/yyyy)
Clarence Chung	3,125	(1)	—		—	$2.08	02/12/2019
	—		285,625	(2)	—	$1.94	04/28/2026

Traci L. Mangini	6,250	(3)	—		—	$1.28	12/11/2018
	—		35,001		—	$1.94	04/28/2026

Andy Tsui	12,500	(5)	—		—	$1.28	12/11/2018
	9,375	(6)	—		—	$4.16	12/31/2018
	15,625	(7)	—		—	$5.76	12/31/2018
	3,750	(8)	—		—	$7.50	12/31/2018

(1)	We granted Mr. Chung 3,125 options as of February 12, 2009. Such options vested and became exercisable on August 13, 2009.

(2)	We granted Mr. Chung 285,625 options on April 29, 2016 subject to the voluntary stock option exchange program, which canceled certain of his existing underwater outstanding stock options (i.e., options with exercise prices that are higher than the current market trading price of the common stock) in exchange for a replacement option grant for an equal number of shares. Such options vested and became exercisable as follows: 142,813 on April 29, 2017; 71,406 on April 29, 2018; and 71,406 on April 29, 2019.

(3)	We granted Ms. Mangini 6,250 options as of December 11, 2008. Such options vested and became exercisable as follows: 2,083 on December 11, 2009; 2,083 on December 11, 2010; and 2,084 on December 11, 2011.

(4)	We granted Ms. Mangini 35,001 options on April 29, 2016 subject to the voluntary stock option exchange program, which canceled certain of her existing underwater outstanding stock options (i.e., options with exercise prices that are higher than the current market trading price of the common stock) in exchange for a replacement option grant for an equal number of shares. Such options vested and became exercisable as follows: 17,501 on April 29, 2017; 8,750 on April 29, 2018; and 8,750 on April 29, 2019.

(5)	We granted Mr. Tsui 12,500 options as of December 11, 2008. Such options vested and became exercisable as follows: 4,166 on December 11, 2009; 4,167 on December 11, 2010; and 4,167 on December 11, 2011.

(6)	We granted Mr. Tsui 9,375 options as of March 12, 2010. Such options vested and became exercisable on March 12, 2011.

(7)	We granted Mr. Tsui 15,625 options as of February 3, 2011. Such options vested and became exercisable as follows: 5,209 on February 3, 2012; 5,208 on February 3, 2013; and 5,208 on February 3, 2014.

(8)	We granted Mr. Tsui 3,750 options as of March 11, 2013. Such options vested and became exercisable as follows: 1,250 on March 11, 2014; 1,250 on March 11, 2015; and 1,250 on September 30, 2015.

2016 Director Compensation Table

(amounts in thousands)

Name (a)	Fees Earned (b)	Stock Awards (c)	Option Awards (d)	Non-Equity Incentive Plan Compensation (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation (g)	Total (h)
Vincent DiVito	$80	$—	$11	$—	$—	$—	$91
John Crawford	$54	$—	$17	$—	$—	$—	$71
Anthony Tyen	$54	$—	$6	$—	$—	$—	$60
Samuel Tsang	$—	$—	$9	$—	$—	$—	$9
Dennis Tam	$—	$—	$—	$—	$—	$—	$—

The dollar amounts in columns (c) and (d) reflect the values of equity awards as of the grant date, in accordance with ASC 718, Compensation-Stock Compensation, and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 12 to our audited financial statements for the year ended December 31, 2016.

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

Melco International Development Limited, a company listed on the Hong Kong Stock Exchange Limited (HKEx), became an indirect owner of 64.8% of our issued shares in November 2014 and, therefore, we became a subsidiary of Melco.  As a Melco subsidiary, the Rules Governing the Listing of Securities on the HKEx became applicable to certain aspects of the Company. In particular, the HKEx listing rules prescribe specific requirements as to the terms and adoption of any incentive plans under which options of our shares may be granted.  As our 2008 incentive plan was implemented before the HKEx listing rules became applicable to us, its terms are not consistent with the relevant HKEx Listing Rules requirements and, as a result, we were not and will not be able to grant any additional options of our shares until we adopt a new incentive plan which complies with those requirements.  Accordingly, from January 1, 2015 until the date of this annual report, no annual grants of options have been made to members of the board of directors.

On April 29, 2016, the board of directors of the Company approved the stock option exchange program and 2016 Stock Incentive Plan. Both the stock option exchange program and 2016 plan were approved by our stockholders, without a meeting of stockholders, by written consent of our majority shareholder, effective as of July 18, 2016 and the members of the board of directors holding eligible options have accepted the exchange under the stock option exchange program.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Securities Exchange Act of 1934 require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the SEC on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the SEC to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of this exchange act for the year ended December 31, 2016.

Information relating to securities authorized for issuance under our equity compensation plans is set forth in “Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above in this annual report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of March 15, 2017, by:

•	All of our then current directors and executive officers, individually;

•	All of our then current directors and executive officers, as a group; and

•	All persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 14,464,220 shares of our common stock outstanding as of March 15, 2017, according to the recorded ownership listings as of that date, the beneficial ownership reports filed by 5% beneficial owners with the SEC and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 15, 2017, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Entertainment Gaming Asia Inc., 37th Floor, The Centrium, 60 Wyndham Street, Central, Hong Kong.

Name of Director, Executive Officer or Nominee	Shares(1)		Percentage
Clarence (Yuk Man) Chung	736,204	(2)	5.0%
Traci L. Mangini	30,001	(3)	*
Vincent L. DiVito	34,742	(4)	*
John W. Crawford, J.P.	34,109	(5)	*
Anthony (Kanhee) Tyen	34,643	(6)	*
Samuel (Yuen Wai) Tsang	29,375	(7)	*
Dennis (Chi Wai) Tam	—		—
All directors and executive officers as a group (7 persons)	899,074		6.1%

* Less than 1%

Name and Address of 5% Holders	Shares (1)		Percentage
EGT Entertainment Holding Limited 38/F, The Centrium 60 Wyndham Street Central, Hong Kong	9,378,074	(8)	64.8%

(1)	Unless otherwise noted, the persons identified in this table have sole voting and sole investment power with regard to the shares beneficially owned by them.

(2)	Includes 145,938 shares issuable upon the exercise of stock options.

(3)	Includes 23,751 shares issuable upon the exercise of stock options.

(4)	Includes 17,032 shares issuable upon the exercise of stock options.

(5)	Includes 19,688 shares issuable upon the exercise of stock options.

(6)	Includes 27,143 shares issuable upon the exercise of stock options.

(7)	Includes 21,875 shares issuable upon the exercise of stock options.

(8)	The shares are owned directly by EGT Entertainment Holding, which is the indirect wholly-owned subsidiary of Melco International Development Limited. Melco is the indirect beneficial owner of the reported securities.

Equity Compensation Plan Information

At our annual meeting on September 8, 2008, our stockholders approved our 2008 Stock Incentive Plan. On April 29, 2016, the board of the Company approved (i) a one-time stock option exchange program, to permit the Company to cancel certain stock options held by certain Company’s directors, employees and other persons in exchange for new, or replacement, options and (ii) the Company’s 2016 Stock Incentive Plan, which amends and restates the 2008 plan to, among other things, permits the board of the Company to reprice outstanding equity awards without stockholder approval, to implement certain requirements of the Rules Governing the Listing of Securities on The Hong Kong Stock Exchange Limited and to make certain other administrative changes to the 2008 plan.

Option Exchange

The Company conducted a voluntary stock option exchange program in the third quarter of 2016. Under the stock option exchange program, each eligible option was eligible to be exchanged, on a one-for-one basis, for a new stock option issued under the 2016 plan with an exercise price equal to $1.94, the higher of: (i) 100% of the fair market value (as defined in the 2016 plan) of shares of common stock on the board approval date and (ii) 100% of the average fair market value of the common stock for the five business days immediately preceding the board approval date. Eligible participants for the exchange were all employed by the Company or otherwise in the Company’s service on the date of the option exchange commenced and remained as such through the date of the option exchange. All of the holders of eligible options participated in the option exchange and those parties exchanged outstanding options for the purchase of 484,781 shares of common stock for new options granted under the 2016 plan to for the purchase of an equal number of shares of common stock.

2016 Plan

The 2016 Plan allows for incentive awards to eligible recipients consisting of:

•	Options to purchase shares of our common stock, which may be “incentive options” that qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code;

•	Non-statutory stock options that do not qualify as incentive options;

•	Restricted stock awards, which are shares of common stock that are subject to certain forfeiture and transferability restrictions; and

•	Performance stock awards, which are shares of common stock that may be subject to the future achievement of certain performance criteria or be free of any performance or vesting.

The number of shares reserved for issuance under the 2016 plan is 1,250,000 shares. The exercise price of an option granted under the 2016 plan shall not be less than the higher of (i) 100% of the fair market value as defined in the 2016 plan of one share of common stock on the date on which the committee as defined in the 2016 plan approves the grant and (ii) the average fair market value as defined in the 2016 Plan of one share of common stock for the five business days immediately preceding the date on which the committee approves the grant. Notwithstanding the above, if at the time such option is granted, the recipient owns, directly or indirectly, more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary corporation of the Company, the per share price to be paid shall be 110% of the fair market value as defined in the 2016 plan with respect to an option. The outstanding stock options generally vest over three years and have ten-year contractual terms.

During the year ended December 31, 2016, there were no grants of restricted stock awards and there were no exercises of outstanding stock options.

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

EGT Entertainment Holding Limited Transactions

Trade Sales of Gaming Products

Melco Crown (Macau) Limited (MCM), an associate of Melco International Development Limited, purchased an aggregate of approximately $358,000 and $138,000 in gaming products from us during the year ended December 31, 2015 and 2014, respectively. MCM did not purchase any gaming products from us in the year ended December 31, 2016.

MCE Leisure (Philippines) Corporation, an associate of Melco International Development Limited, purchased gaming products from us in the aggregate amount of approximately $167,000, $4.9 million and $3.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Melco Crown Entertainment Limited, an associate of Melco International Development Limited, purchased an aggregate of approximately $212,000 and $243,000 in gaming products from us during the years ended December 31, 2015 and 2014, respectively. Melco Crown did not purchase any gaming products from us in the year ended December 31, 2016.

Studio City International Holding Limited, a subsidiary of Melco International Development Limited, purchased gaming products from us in the aggregate amount of approximately $2.3 million during the year ended December 31, 2015. Studio City did not purchase any gaming products from us during the years ended December 31, 2016 and 2014.

On December 18, 2014, (a) MCM and DPD Limited, formerly known as Dolphin Products Limited, entered into the Macau Framework Agreement; and (b) MCE Leisure and DPD entered into the PHP Framework Agreement, under which MCM and MCE Leisure would purchase, from time to time, the gaming equipment, gaming chips, gaming plaques and related products from DPD, its holding companies and subsidiaries for a term of three years commencing from January 1, 2015. The annual caps for each of the three financial years ending December 31, 2017 were $18 million, $6 million and $5 million, respectively. Neither MCM nor MCE Leisure were under any commitment to purchase any amount of products from DPD and there can be no assurance that either will purchase any products.

Management Services

During the years ended December 31, 2016, 2015 and 2014, we paid Melco Services Limited, a wholly-owned subsidiary of Melco International Development Limited, approximately $425,000, $226,000 and $4,000, respectively, primarily for corporate management and administrative services pursuant to an agreement between Melco Services Limited and us effective January 1, 2015,

During the years ended December 31, 2016, 2015 and 2014, we paid Golden Future (Management Services) Limited, a wholly-owned subsidiary of Melco Crown (Macau) Limited, approximately $240,000, $281,000 and $276,000, respectively, for management services related to our gaming products business.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2016, 2015 and 2014 by our independent registered public accounting firms for such years, as of the filing dates, Ernst & Young (Hong Kong) for the audit of our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q.

	Year ended December 31,
(amounts in thousands)	2016	2015	2014
Audit fees	$322	$401	$413
Tax fees	17	56	125
Other services	2	28	2
Total	$341	$485	$540

Audit Committee Pre-Approval Policies

Our audit committee approves all audit fees, audit-related fees, tax fees and special engagement fees. The audit committee approved 100% of such fees for the years ended December 31, 2016, 2015 and 2014.

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

Exhibit Index

Number	Exhibit Description
3.1	Amended and Restated Articles of Incorporation dated June 7, 2003. (Incorporated by reference from the registrant’s current report on Form 8-K filed on June 18, 2003).

3.2	Amended and Restated Bylaws of the registrant dated November 13, 2002. (Incorporated by reference from the registrant’s current report on Form 8-K filed on January 8, 2003).

3.3	Certificate of Amendment to Articles of Incorporation dated August 23, 2005. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007).

3.4	Certificate of Amendment to Articles of Incorporation dated January 9, 2007. (Incorporated by reference from the registrant’s annual report on Form 10-KSB filed on April 13, 2007).

3.5	Certificate of Amendment to Articles of Incorporation dated September 10, 2007. (Incorporated by reference from the registrant’s quarterly report on Form 10-QSB filed on 2015 14, 2007).

3.6	Certificate of Amendment to Articles of Incorporation dated July 23, 2010. (Incorporated by reference from the registrant’s annual report on Form 10-K filed on March 30, 2011).

3.7	Certificate of Change filed with the Secretary of State of Nevada on June 12, 2012. (Incorporated by reference to the registrant’s Current Report on Form 8-K dated June 12, 2012).

3.8	Certificate of Change filed with the Secretary of State of Nevada on February 25, 2015. (Incorporated by reference to the registrant’s Current Report on Form 8-K dated February 26, 2015).

10.1	2016 Stock Incentive Plan (Incorporated by reference from the registrant’s definitive proxy statement filed on August 20, 2008) (Note (2)).

10.2	Shareholders Agreement dated March 4, 2011 between the Registrant and Mey Thoul, a Cambodian individual. (Incorporated by reference from the registrant’s current report on Form 8-K filed on March 8, 2011).

10.3	Executive Employment Agreement dated August 13, 2015 entered into between Elixir Gaming Technologies (Hong Kong) Limited and Mr. Clarence Chung. (Incorporated by reference from the Registrant’s current report on Form 8-K filed on August 13, 2015).(1)

10.4	The Deed of Termination and Release dated August 13, 2015 entered into between Dreamworld Leisure Management Limited and Mr. Clarence Chung. (Incorporated by reference from the Registrant’s current report on Form 8-K filed on August 13, 2015). (1)

10.5	Management Services Agreement dated January 27, 2016 entered into between the registrant and Melco Services Limited. (Incorporated by reference from the Registrant’s current report on Form 8-K filed on January 27, 2016).

10.6	Lease of Machines Agreement dated February 29, 2016 between Elixir Gaming Technologies (Cambodia) Limited and NagaWorld Limited. (Incorporated by reference from the Registrant’s current report on Form 8-K filed on February 29, 2016).

10.7	Asset Purchase Agreement dated May 11, 2016 between the Registrant and Gaming Partners International Corporation (Incorporated by reference from the Registrant’s quarterly report on Form 10-Q filed on August 15, 2016).

21.1	List of subsidiaries of registrant.

23.1	Consent of Ernst & Young.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Notes:

(1)	Certain portions of the exhibit have been omitted pursuant to Registrant’s confidential treatment request filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934. The omitted text has been filed separately with the Commission.

(2)	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERTAINMENT GAMING ASIA INC.

Date: April 11, 2017	By:	/s/Clarence Chung
Clarence Chung
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Clarence Chung	Chief Executive Officer	April 11, 2017
Clarence Chung	(Principal Executive Officer)

/s/Traci L. Mangini	Chief Financial Officer	April 11, 2017
Traci L. Mangini	(Principal Financial Officer)

/s/Vincent L. DiVito	Director	April 11, 2017
Vincent L. DiVito

/s/John W. Crawford, J.P.	Director	April 11, 2017
John W. Crawford, J.P.

/s/Samuel Tsang	Director	April 11, 2017
Samuel Tsang

/s/Anthony Tyen, Ph.D.	Director	April 11, 2017
Anthony Tyen, Ph.D.

/s/Dennis Tam, Ph.D.	Director	April 11, 2017
Dennis Tam, Ph.D.

