Form 10-Q
period 2017-03-31
Entertainment Gaming Asia Inc.
filed 2017-05-15
CIK 1004673

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

+ 852-2153-9454

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No  ☒

As of May 1, 2017, 14,464,220 shares of common stock of Entertainment Gaming Asia Inc. were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.               Financial Statements

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,705	$33,599
Accounts receivable, net	126	128
Other receivables	1,079	1,051
Inventories	12	21
Prepaid expenses and other current assets	290	235
Total current assets	33,212	35,034

Gaming equipment, net	322	389
Property and equipment, net	892	915
Goodwill	312	315
Intangible assets, net	1,472	1,512
Deferred tax asset	59	59
Prepayments, deposits and other assets	1,209	1,204
Total assets	$37,478	$39,428

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$336	$79
Amounts due to related parties	205	160
Accrued expenses	825	1,118
Income tax payable	197	161
Deferred revenue	17	2
Customer deposits and other current liabilities	73	54
Total current liabilities	1,653	1,574

Other liabilities	446	441
Deferred tax liability	5,654	5,654
Total liabilities	7,753	7,669
Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 250,000,000 shares authorized; 14,464,220 shares issued and outstanding	14	14
Additional paid-in-capital	47,854	47,827
Accumulated other comprehensive income	565	585
Accumulated losses	(18,709)	(16,668)
Total EGT stockholders’ equity	29,724	31,758
Non-controlling interest	1	1
Total stockholders’ equity	29,725	31,759
Total liabilities and stockholders’ equity	$37,478	$39,428

The notes to consolidated financial statements are an integral part of these consolidated statements.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(amounts in thousands, except per share data)

(Unaudited)

	Three-Month Period Ended March 31,
	2017	2016 (1)
Revenues:
Gaming operations	$379	$604
Social gaming	37	—
Total revenues	416	604

Operating costs and expenses:
Cost of gaming operations
Gaming property and equipment depreciation	67	104
Casino contract amortization	—	93
Other gaming related intangibles amortization	—	63
Other operating costs	161	162
Cost of social gaming	143	—
Selling, general and administrative expenses (2)	1,805	758
Research and development expenses	215	397
Depreciation and amortization	22	24
Total operating costs and expenses	2,413	1,601

Loss from continuing operations	(1,997)	(997)

Other income/(expenses):
Interest income	61	2
Foreign currency (losses)/gains	(23)	46
Other	3	4
Total other income	41	52

Loss from continuing operations before income tax	(1,956)	(945)

Income tax expenses	(37)	(29)

Net loss from continuing operations	(1,993)	(974)
Net loss from discontinued operations, net of tax (3)	(48)	(501)

Net loss attributable to EGT stockholders	$(2,041)	$(1,475)

Other comprehensive (loss)/income:
Foreign currency translation	(20)	29
Total other comprehensive (loss)/income, net of tax	(20)	29

Comprehensive loss attributable to EGT stockholders	$(2,061)	$(1,446)

Per share data (basic and diluted):
Loss	$(0.14)	$(0.10)
Loss from continuing operations	$(0.14)	$(0.07)
Loss from discontinued operations, net of tax	$—	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	14,464	14,460

The notes to consolidated financial statements are an integral part of these consolidated statements.

(1)	Amounts for the three-month period ended March 31, 2016 have been reclassified to conform to the current period presentation, including the impact of discontinued operations.

(2)	Amounts for the three-month periods ended March 31, 2017 and 2016 included related party services fees of approximately $102,000 and $64,000, respectively.

(3)	Amounts for the three-month periods ended March 31, 2017 and 2016 included related party sales of NIL and approximately $159,000 and related party services fees of NIL and approximately $63,000, respectively.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three-Month Period Ended March 31,
	2017	2016 (1)
Cash flows (used in)/provided by operating activities:
Net loss from continuing operations	$(1,993)	$(974)
Adjustments to reconcile net loss from continuing operations to net cash (used in)/provided by operating activities:
Foreign currency losses	—	17
Depreciation of gaming equipment and property and equipment	89	128
Amortization of casino contracts	—	93
Amortization of intangible assets	97	63
Stock-based compensation expenses	27	14
Changes in operating assets and liabilities:
Accounts receivable and other receivables	4	35
Inventories	9	(33)
Prepaid expenses and other current assets	(86)	(13)
Prepayments, deposits and other assets	(7)	(15)
Accounts payable	258	28
Amounts due from/to related parties	45	(213)
Accrued expenses and other liabilities	(118)	(38)
Income tax payable	37	13
Customer deposits and other current liabilities	28	—
Deferred revenue	15	—
Operating cash used in continuing operations	(1,595)	(895)
Operating cash (used in)/provided by discontinued operations	(229)	1,311
Net cash (used in)/provided by operating activities	(1,824)	416

Cash flows used in investing activities:
Purchases of property and equipment	(2)	(11)
Development/purchase of intangibles	(59)	(334)
Investing cash used in continuing operations	(61)	(345)
Investing cash used in discontinued operations	—	(36)
Net cash used in investing activities	(61)	(381)

Effect of exchange rate changes on cash	(9)	(31)
(Decrease)/increase in cash and cash equivalents	(1,894)	4
Cash and cash equivalents at beginning of period	33,599	30,681
Cash and cash equivalents at end of period	$31,705	$30,685

The notes to consolidated financial statements are an integral part of these consolidated statements.

(1)	Amounts for the three-month period ended March 31, 2016 have been reclassified to conform to the current period presentation, including the impact of discontinued operations.

ENTERTAINMENT GAMING ASIA INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Description of Business and Significant Accounting Policies

The current business activities of the Company entail: (i) the owning and leasing of electronic gaming machines (EGMs) placed in gaming locations in the Philippines on a revenue-sharing (participation) basis with venue owners; and (ii) the development and testing of a social gaming platform and applications designed for the Pan-Asian markets.

During the three-month period ended March 31, 2016, the Company’s business activities included owning and leasing EGMs on a revenue-sharing (participation) and fixed-lease basis in Cambodia. These leasing contracts were terminated and the related assets were sold during the year ended December 31, 2016. Also during the three-month period ended March 31, 2016, the Company operated a gaming products business, which entailed the design, manufacture and distribution of gaming chips and plaques as well as the distribution of third-party gaming products. On May 11, 2016, the Company sold the principal assets of these operations and has exited this business. All related historical revenues and expenses for the Cambodia gaming operations and the gaming products business have been reclassified as discontinued operations. The accounting policies of these discontinued operations are consistent with the Company’s policies for the accompanying consolidated financial statements.

Basis of Presentation

These consolidated financial statements are prepared pursuant to generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting of normal recurring adjustments and other adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company, for the respective periods presented. The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 11, 2017.

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

Non-current assets held for discontinued operations are carried at the lower of carrying amount or fair value less costs to sell. Any gain or loss from disposal of a business, together with the results of these operations until the date of disposal, is reported separately as discontinued operations. The financial information of discontinued operations is excluded from the respective captions in the Company’s consolidated statements of comprehensive loss and related notes for all periods presented.

Cash and Cash Equivalents

All highly-liquid instruments with original maturities of three months or less are considered cash equivalents. The Company places its cash and temporary investments with financial institutions. As of March 31, 2017, the Company had deposits with financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) insured limits by approximately $31.5 million.

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

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overheads. There were no lower of cost or market (LCM) write-downs for the continuing operations for the three-month periods ended March 31, 2017 and 2016.

Long-Lived Assets

The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360, Property, Plant and Equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the Company estimates the undiscounted future cash flows that result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset, determined principally using discounted cash flows. There were no impairment charges for long-lived assets for the three-month periods ended March 31, 2017 and 2016.

Prepayments, Deposits and Other Assets

Prepayments, deposits and other assets consist primarily of other receivables, rental and utilities and other deposits.

Gaming Equipment

Gaming equipment consists primarily of EGMs and systems. Gaming equipment is stated at cost. The Company depreciates new EGMs and systems over a five-year useful life and depreciates refurbished EGMs and systems over a three-year useful life once placed in service. Depreciation of gaming equipment of approximately $65,000 and $101,000 was included in cost of gaming operations for the continuing operations in the consolidated statements of comprehensive loss for the three-month periods ended March 31, 2017 and 2016, respectively. Depreciation of gaming equipment of NIL and approximately $324,000 was included in the net loss from discontinued operations in the consolidated statements of comprehensive loss for three-month periods ended March 31, 2017 and 2016, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets currently estimated to be three to six years, which in the case of leasehold improvements, is limited to the life of the lease and throughout the renewal period as long as renewal is reasonably assured.

The Company capitalizes certain direct and incremental costs related to the design and construction, project payroll costs and applicable portions of interest incurred for potential projects in property and equipment.

Depreciation of property and equipment of approximately $2,000 and $3,000 was included in cost of gaming operations for continuing operations in the consolidated statements of comprehensive loss for the three-month periods ended March 31, 2017 and 2016, respectively.

Depreciation of property and equipment of approximately $1,000 and $352,000 was included in the net loss from discontinued operations in the consolidated statements of comprehensive loss for three-month periods ended March 31, 2017 and 2016, respectively.

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

The Company capitalizes certain costs relating to software developed to solely meet the Company’s internal requirements and for which there are no substantive plans to market the software. These costs mainly include payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software projects during the application development stage until the software is substantially complete and ready for its intended use. Costs incurred prior to the criteria met for capitalization are expensed to research and development expenses as incurred. Management has committed resources to develop social gaming applications, and it is probable that these social gaming applications will be completed and the software will be used as intended. Such capitalized costs are amortized on the straight-line basis over the estimated useful life of the related assets.

Amortization expenses related to casino contracts for the Philippines gaming operations of NIL and approximately $93,000 were included in the cost of gaming operations for the continuing operations in the consolidated statements of comprehensive loss for the three-month periods ended March 31, 2017 and 2016, respectively. Amortization expenses related to other gaming related intangibles for the Philippines gaming operations of NIL and approximately $63,000 were included in the cost of gaming operations for the continuing operations in the consolidated statements of comprehensive loss for the three-month periods ended March 31, 2017 and 2016, respectively.

Amortization expenses related to internal-use software of approximately $97,000 for the three-month period ended March 31, 2017 were accounted as cost of social gaming operations in the consolidated statements of comprehensive loss. There were no amortization expenses related to internal-use software for the three-month period ended March 31, 2016.

Amortization expenses related to casino contracts for the discontinued Cambodia gaming operations were NIL and approximately $341,000 for the three-month periods ended March 31, 2017 and 2016, respectively. Amortization expenses related to technical know-how for the discontinued gaming product operations were NIL and approximately $6,000 for the three-month periods ended March 31, 2017 and 2016, respectively. Amortization expenses related to patents and trademarks for the discontinued gaming product operations were NIL and approximately $6,000 for the three-month periods ended March 31, 2017 and 2016, respectively. The amounts were accounted for in arriving at the net loss from discontinued operations in the consolidated statements of comprehensive loss.

The Company measures and tests finite-lived intangibles for impairment when there are indicators of impairment in accordance with ASC 360-10-05, Property, Plant and Equipment.

The Company measures and tests goodwill for impairment at least annually in accordance with ASC 350-10-05, Intangibles — Goodwill and Other.

The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If determined to be necessary, the two-step impairment test shall be used to identify potential goodwill impairment. Impairment testing for goodwill and other intangibles requires judgment, including the identification of reporting units, allocation of related goodwill, assignment of corporate shared assets and liabilities to reporting units, estimated future cash flows and determinations of fair values. While the Company believes its estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the assessment of useful lives, recoverability and fair values. No impairment charges relating to intangible assets were recorded for the three-month periods ended March 31, 2017 and 2016.

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

For gaming operations, the Company earns recurring revenue by providing customers with EGMs and casino management systems which track game performance and provide statistics on installed EGMs owned by the Company and leased to venue owners. Revenues are recognized on the contractual terms of the EGM agreements between the Company and the venue owners. During the reported periods, revenues were based on either the Company’s share of net winnings and reimbursement of expenses and commitment fees, or a fixed lease fee, which was applicable for one venue under the now discontinued Cambodia gaming operations for the period of March 1, 2016 through June 30, 2016.

Revenues are recognized as earned unless collection is not reasonably assured, in which case revenues are recognized when payment is received. All gaming operations revenues were recognized as earned for the three-month periods ended March 31, 2017 and 2016.

Commitment fees paid to the venue operators relating to contract amendments which are not recoverable from daily net win are capitalized as assets and amortized as a reduction of revenue over the term of the amended contracts. The Company had no commitment fee balances related to contract amendments as of March 31, 2017 and December 31, 2016.

Social Gaming

The Company is currently testing a social gaming platform and applications to derive revenue from the in-game sale of virtual coins that allows players to extend play time or accelerate their progress. The Company recognizes the sale of virtual coins over the estimated average playing period of paying players.

On a quarterly basis, the Company determines the estimated average playing period for paying players by game beginning at the time of a paying player’s first purchase in that game and ending on a date when that paying player is no longer playing the game. To determine which players are inactive, the Company analyzes the dates that each paying player last logged into that game.

The Company earns revenue through certain mobile platforms, including iOS and Android, and recognizes online game revenue based on the gross amount paid by the player because the Company is the primary obligor and has the contractual right to determine the price to be paid by the player. The Company records the related platform and payment processing fees as cost of revenue in the periods incurred.

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

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718, Compensation-Stock Compensation, the Company recognizes stock-based compensation expenses for all service-based awards to employees and non-employee directors with graded vesting schedules on a pro rata basis over the requisite service period for the entire award. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change. For non-employee awards, the Company remeasures compensation cost each period until the service condition is completed and recognizes compensation cost on the straight-line basis over the requisite service period. Option valuation models require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the fair value estimates. Judgment is required in estimating stock price volatility, forfeiture rates, expected dividends, and expected terms that options remain outstanding. For restricted stock awards with performance conditions, the Company evaluates if performance conditions are probable in each reporting period. The compensation expense of restricted awards is recognized ratably over the implicit service period if achieving performance conditions is probable. Cumulative catch-up adjustments are required in the event of changes in assessment of probability. See Note 12 for additional information relating to stock-based compensation assumptions. Stock-based compensation expenses totaled approximately $27,000 and $14,000 for the three-month periods ended March 31, 2017 and 2016, respectively, in the consolidated statements of comprehensive loss.

Research and Development

Research and development expenses are expensed as incurred. Employee-related costs associated with research and development and certain costs associated with the development of the social gaming platform and applications are included in research and development expenses.  Research and development expenses for continuing operations were approximately $215,000 and $397,000 for the three-month periods ended March 31, 2017 and 2016, respectively.

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

A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred. The Company had no capital leases as of March 31, 2017 and December 31, 2016.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of comprehensive loss.

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

(Loss)/Earnings per Share

Basic (loss)/earnings per share are computed by dividing the reported net (loss)/earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net (loss)/earnings by the weighted average number of shares of common stock and shares issuable from stock options and restricted shares during the period. The computation of diluted earnings per share excludes the impact of stock options and restricted shares that are anti-dilutive due to the stock options’ exercise price exceeding the Company’s stock price as of March 31, 2017. There were no differences in diluted loss per share from basic loss from continuing operations per share for the three-month periods ended March 31, 2017 and 2016 as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

Foreign Currency Translations and Transactions

The functional currency of the Company’s international subsidiaries, except for its operations in Cambodia whose functional currency is also U.S. dollars, is generally the local currency. For these subsidiaries, the Company translates the assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income within stockholders’ equity. Gains and losses resulting from transactions in non-functional currencies are recorded in the consolidated statements of comprehensive loss.

Below is a summary of closing exchange rates as of March 31, 2017 and December 31, 2016 and average exchange rates for the three-month periods ended March 31, 2017 and 2016.

(US$1 to foreign currency)	March 31, 2017	December 31, 2016
Australian dollar	1.31	1.39
Hong Kong dollar	7.77	7.75
Philippine peso	50.19	49.81
Thai baht	34.34	35.26

	Three-Month Period Ended March 31,
(US$1 to foreign currency)	2017	2016
Australian dollar	1.32	1.33
Hong Kong dollar	7.76	7.76
Philippine peso	49.99	46.72
Thai baht	35.20	35.20

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

As of March 31, 2017, the fair values of financial assets and liabilities approximate carrying values due to the short maturity of these items.

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

The accounting guidance related to employers’ accounting for defined benefit pension plan requires recognition in the balance sheet of the present value of the defined benefit obligation at the reporting date, together with adjustments for unrecognized actuarial gains or losses and past service costs or credits in other comprehensive loss.

There were no adjustments for unrecognized actuarial gains or losses and past service costs or credits to equity through other comprehensive income for the three-month periods ended March 31, 2017 and 2016.

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

The Company records all asset retirement obligations for which it has legal obligations to remove all installation work and reinstate the manufacturing facilities to its original state at its estimated fair value. For the three-month periods ended March 31, 2017 and 2016, the Company had no asset retirement obligation operating costs related to accretion of the liabilities.

Customer Loyalty Program

The Company offers a loyalty program for its social casino gaming platform, which enables players to redeem accumulated points for reward items. Players can redeem experience points from game time play for incentives, for example, food and beverage, rooms and entertainment at casino resort properties. The Company accrues for loyalty program points expected to be redeemed for free goods and services as marketing expense. The accruals are based on management’s estimates and assumptions regarding the estimated costs of providing those benefits and the actual redemption rates in each country, less an estimate for points not expected to be redeemed.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers – Principal versus Agent Considerations, which intends to clarify the implementation guidance on principal versus agent considerations. The effective date for this ASU is the same as the effective date for ASU 2014-09, “Revenue from Contracts with Customers”. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company does not expect the impact of the adoption of this ASU to be material to its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other – Simplifying the Test for Goodwill Impairment, which eliminates Step two from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for an entity’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the impact of the adoption of this ASU to be material to its consolidated financial statements.

Note 2.	Segments

The Company presently conducts business under two operating segments: (i) gaming operations, which include the leasing of its owned EGMs on a revenue-sharing (participation) basis; and (ii) social gaming, which includes the development and testing of a social gaming platform and applications designed for the Pan-Asian markets. The chief operating decision-maker reviews its operations by these two operating segments.

During the reported periods, the Company’s business activities included gaming operations in Cambodia involving the leasing of its owned EGMs on both a revenue-sharing and fixed lease basis. In addition, the Company operated a gaming products business, which entailed the design, manufacture and distribution of gaming chips and plaques as well as the distribution of third-party gaming products. In a series of transactions during the year ended December 31, 2016, the Company sold all the assets associated with its Cambodia gaming operations and, by December 31, 2016, had exited its Cambodia gaming operations. The Company sold the principal assets of its gaming products operations on May 11, 2016 and thereby exited this business.

All related historical revenues and expenses for the Cambodia gaming operations and gaming products business have been reclassified as discontinued operations. The accounting policies of these discontinued operations are consistent with the Company’s policies for the accompanying consolidated financial statements.

The following table presents the financial information for each of the Company’s continuing operating segments.

	Three-Month Period Ended March 31,
(amounts in thousands)	2017	2016 (1)
	(Unaudited)	(Unaudited)
Revenues:
Gaming operations	$379	$604
Social gaming	37	—
Total revenues	$416	$604

Operating (loss)/income:
Gaming operations	$151	$182
Social gaming	(321)	(397)
Corporate and other operating costs and expenses	(1,827)	(782)
Total operating loss	$(1,997)	$(997)

Depreciation and amortization:
Gaming operations	$67	$260
Social gaming	104	—
Corporate	15	24
Total depreciation and amortization	$186	$284

(1)	Amounts for the three-month period ended March 31, 2016 have been reclassified to conform to the current period presentation, including the impact of discontinued operations.

Geographic segment revenues of the Company’s continuing operations segments for the three-month periods ended March 31, 2017 and 2016 are as follows:

	Three-Month Period Ended March 31,
(amounts in thousands)	2017	2016 (1)
	(Unaudited)	(Unaudited)
Philippines	404	604
Others	12	—
Total	$416	$604

(1)	Amounts for the three-month period ended March 31, 2016 have been reclassified to conform to the current period presentation, including the impact of discontinued operations.

For the three-month periods ended March 31, 2017 and 2016, the largest customer for gaming operations represented approximately 63% and 43%, respectively, of total gaming operations revenue.

Note 3.	Inventories

Inventories consisted of the following:

(amounts in thousands)	March 31, 2017	December 31, 2016
	(Unaudited)
Spare parts	$12	$21
Total	$12	$21

Note 4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(amounts in thousands)	March 31, 2017	December 31, 2016
	(Unaudited)
Prepayments	$171	$49
Prepaid insurance	119	186
Total	$290	$235

Note 5.	Receivables

Accounts and other receivables consisted of the following:

(amounts in thousands)	March 31, 2017	December 31, 2016
	(Unaudited)
Trade receivables	$126	$135
Other receivables (1)	1,079	1,051
	1,205	1,186
Less: allowance for doubtful accounts	—	(7)
Net	$1,205	$1,179

(1)	As of March 31, 2017 and December 31, 2016, other receivables included approximately $1.0 million in payments due within one year from the sale of the Company’s gaming products operations assets on May 11, 2016. The non-current balance of the future payments receivable is included in prepayments, deposits and other assets. See Note 9.

Note 6.	Gaming Equipment

Gaming equipment is stated at cost. The major categories of gaming equipment and accumulated depreciation consisted of the following:

(amounts in thousands)	Useful Life (years)	March 31, 2017	December 31, 2016
		(Unaudited)
EGMs	3-5	$3,518	$3,722
Systems	5	972	979
		4,490	4,701
Less: accumulated depreciation		(4,168)	(4,312)
Net carrying value		$322	$389

Depreciation expense of gaming equipment of approximately $65,000 and $101,000 was included in cost of gaming operations for continuing operations in the consolidated statements of comprehensive loss for the three-month periods ended March 31, 2017 and 2016, respectively.

Depreciation expense of gaming equipment of NIL and approximately $324,000 was included in the net loss from discontinued operations in the consolidated statements of comprehensive loss for the three-month periods ended March 31, 2017 and 2016, respectively.

Note 7.	Property and Equipment

Property and equipment are stated at cost. The major categories of property and equipment and accumulated depreciation consisted of the following:

(amounts in thousands)	Useful Life (years)	March 31, 2017	December 31, 2016
		(Unaudited)
Equipment, vehicles, furniture and fixtures	3-5	$607	$606
Land and building	5	797	797
Leasehold improvements	1-6	45	45
		1,449	1,448
Less: accumulated depreciation		(557)	(533)
Net carrying value		$892	$915

Depreciation expense of property and equipment of approximately $2,000 and $3,000 was included in cost of gaming operations for the continuing operations in the consolidated statements of comprehensive loss for the three-month periods ended March 31, 2017 and 2016, respectively.

Depreciation expense of property and equipment of approximately $1,000 and $352,000 was included in the net loss from discontinued operations in the consolidated statements of comprehensive loss for three-month periods ended March 31, 2017 and 2016, respectively.

Note 8.	Goodwill and Intangible Assets, including Casino Contracts

Goodwill and intangible assets are stated at cost. The major categories of goodwill and intangible assets and accumulated amortization consisted of the following:

(amounts in thousands)	Useful Life (years)	March 31, 2017	December 31, 2016
		(Unaudited)
Gaming operation agreement	4-5	$1,164	$1,166
Less: accumulated amortization		(1,164)	(1,166)
		—	—

Goodwill	N/A	312	315

Casino contracts	5-6	1,927	1,942
Less: accumulated amortization		(1,927)	(1,942)
		—	—

Internal-use software (1)	4	1,730	1,673
Less: accumulated amortization		(258)	(161)
		1,472	1,512
Net carrying value		$1,784	$1,827

(1)	Internal-use software relates to the development of the social gaming platform and applications.

Amortization expense for finite-lived intangible assets of NIL and approximately $156,000 was included in cost of gaming operations for the continuing operations in the consolidated statements of comprehensive loss for the three-month periods ended March 31, 2017 and 2016, respectively.

Amortization expense for internal-use software of approximately $97,000 was included in the cost of social gaming in the consolidated statements of comprehensive loss for the three-month period ended March 31, 2017. There was no amortization expense for internal-use software for the three-month period ended March 31, 2016.

Goodwill movements during the periods consisted of the following:

(amounts in thousands)	2017	2016
	(Unaudited)
Balance as of January 1	$315	$332
Foreign currency translation adjustment	(3)	(17)
Balance as of March 31/December 31	$312	$315

Note 9.	Prepayments, Deposits and Other Assets

Prepayments, deposits and other assets consisted of the following:

(amounts in thousands)	March 31, 2017	December 31, 2016
	(Unaudited)
Rentals, utilities and other deposits	$233	$228
Other receivables (1)	976	976
Total	$1,209	$1,204

(1)	Other receivables as of March 31, 2017 and December 31, 2016 included approximately $976,000 in payments due in more than one year from the sale of the gaming products assets. The current balance of the future payments receivable is included under receivables. See Note 5.

Note 10.	Accrued Expenses

Accrued expenses consisted of the following:

(amounts in thousands)	March 31, 2017	December 31, 2016
	(Unaudited)
Payroll and related costs	$255	$323
Professional fees	151	243
Other tax expenses	294	266
Other expenses	125	286
Total	$825	$1,118

Note 11.	Other Liabilities

Other liabilities consisted of the following:

(amounts in thousands)	March 31, 2017	December 31, 2016
	(Unaudited)
Other tax liabilities	$423	$418
Other	23	23
Total	$446	$441

Note 12.	Stock-Based Compensation

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

In the three-month period ended March 31, 2017, there were no grants of stock options or restricted stock awards and no exercises of outstanding stock options.

Under the previous 1999 plans, a total of 956,250 shares were authorized, of which 937,500 shares were under the Amended and Restated 1999 Stock Option Plan and 18,750 shares were under the Amended and Restated 1999 Directors’ Stock Option Plan. While these previous plans expired on December 31, 2008, options granted and outstanding under them as of the date of expiration remain outstanding and subject to termination according to the previous plans terms.

As of March 31, 2017, stock options for the purchase of 70,314 shares and 1,563 shares of common stock were outstanding in relation to the Amended and Restated 1999 Stock Option Plan and the Amended and Restated 1999 Director’s Stock Option Plan, respectively.

As of March 31, 2017, stock options for the purchase of 186,339 shares and 459,155 shares of common stock were outstanding in relation to the 2008 and 2016 plans, respectively.

As of March 31, 2017, stock options for the purchase of 258,216 shares of common stock were exercisable with a weighted average exercise price of $8.56, a weighted average fair value of $3.37 and an aggregate intrinsic value of approximately $22,000 under all plans. The total fair value of shares vested during the three-month period ended March 31, 2017 was NIL. As of March 31, 2017, an aggregate of 459,155 options granted under all plans was subject to vesting with a total compensation cost of approximately $78,000. The amount is expected to be recognized over 2.12 years.

Options

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	718,934	$4.40	6.85	$6
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(1,563)	38.77	—	—
Outstanding as of March 31, 2017	717,371	4.32	6.62	22
Exercisable as of March 31, 2017	258,216	$8.56	2.24	$22

Recognition and Measurement

The fair value of each stock-based award to employees and non-employee directors is estimated on the measurement date which generally is the grant date while awards to non-employees with performance criteria are measured at the earlier of the performance commitment date or the service completion date using the Black-Scholes-Merton option-pricing model. Option valuation models require the input of highly subjective assumptions, and changes in assumptions used can materially affect the fair value estimates. The Company estimates the expected life of the award by taking into consideration the vesting period, contractual term, historical exercise data, expected volatility, blackout periods and other relevant factors. Volatility is estimated by evaluating the Company’s historical volatility data. The risk-free interest rate on the measurement date is based on U.S. Treasury constant maturity rates for a period approximating the expected life of the award. The Company historically has not paid dividends, nor does it expect to pay dividends in the foreseeable future and, therefore, the expected dividend rate is zero.

The following table summarizes the range of assumptions utilized in the Black-Scholes-Merton option-pricing model for the valuation of stock options granted during the three-month periods ended March 31, 2017 and 2016.

	Three-Month Period Ended March 31,
	2017		2016
Range of values:	Low	High	Low	High
Expected volatility	88.12%	88.77%	81.78%	87.26%
Expected dividends	—	—	—	—
Expected term (in years)	4.78	9.24	4.78	7.11
Risk free rate	1.84%	2.37%	1.17%	1.69%

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

Note 13.	Related Party Transactions

Significant revenues, purchases and expenses arising from transactions with related parties consisted of the following:

	Three-Month Period Ended March 31,
(amounts in thousands)	2017	2016
	(Unaudited)	(Unaudited)
Related party transactions provided to:
MCE Leisure (Philippines) Corporation
Sales of gaming products	$—	$159

Related party transactions provided by:
Melco Services Limited
Other (1)	$102	$64

Golden Future (Management Services) Limited
Management services	$—	$63

(1)	The amounts for the three-month periods ended March 31, 2017 and 2016 included fees paid to Melco Services Limited under a management services agreement, which was effective as of January 1, 2015.

Melco Services Limited is a wholly-owned subsidiary of Melco International Development Limited, which owns 64.8% of Entertainment Gaming Asia Inc.

Melco International Development Limited owns 51.3% of Melco Resorts & Entertainment Limited (formerly known as Melco Crown Entertainment Limited), which owns 90% of Melco Crown (Macau) Limited and 72.8% of MCE Leisure (Philippines) Corporation.

Golden Future (Management Services) Limited is a wholly-owned subsidiary of Melco Crown (Macau) Limited.

Note 14.	Income Taxes

The Company recorded income tax expenses for continuing operations of approximately $37,000 and $29,000 for the three-month periods ended March 31, 2017 and 2016, respectively. The Company’s effective income tax rates were (1.9)% and (3.1)% for the three-month periods ended March 31, 2017 and 2016, respectively. The change in effective tax rate was mainly due to the overall increase in pre-tax loss from continuing operations for the three-month period ended March 31, 2017 compared to the prior year period.

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

During the reported periods, the Company’s business activities included discontinued gaming operations in Cambodia on both a revenue-sharing and fixed lease basis and the operation of a gaming products business, which entailed the design, manufacture and distribution of gaming chips and plaques as well as the distribution of third-party gaming products.

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

The following table details selected financial information for the discontinued Cambodia gaming operations in the consolidated statements of comprehensive loss.

	Three-Month Period Ended March 31,
(amounts in thousands)	2017	2016
	(Unaudited)	(Unaudited)
Revenues from gaming operations	$—	$3,246
Cost of gaming operations	—	(1,953)
Selling, general and administrative expenses	(51)	(374)
Foreign currency exchange gains	7	8
Depreciation and amortization	(1)	(8)
Other income	—	1
(Loss)/income from discontinued Cambodia gaming operations, net of tax	$(45)	$920

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

The following table details selected financial information for the discontinued gaming products operations in the consolidated statements of comprehensive loss.

	Three-Month Period Ended March 31,
(amounts in thousands)	2017	2016
	(Unaudited)	(Unaudited)
Revenues from gaming products	$—	$1,305
Cost of gaming products	—	(1,761)
Selling, general and administrative expenses (1)	(2)	(918)
Research and development expenses	—	(50)
Foreign currency exchange (losses)/gains	(1)	18
Depreciation and amortization	—	(20)
Other income	—	5
Loss from discontinued gaming products operations, net of tax	$(3)	$(1,421)

(1)	For the three-month period ended March 31, 2016, the Company incurred approximately $648,000 in legal fees related to DPD Limited, formerly known as Dolphin Products Limited.

Note 16.	Commitments and Contingencies

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

Note 17.	Loss Per Share

Computation of the basic and diluted loss per share from continuing operations consisted of the following:

	Three-Month Period Ended March 31,
	2017			2016 (2)
	(Unaudited)			(Unaudited)
(amounts in thousands, except per share data)	Loss	Number of Shares	Per Share Amount	Loss	Number of Shares	Per Share Amount
Basic
Net loss attributable to equity shareholders	$(1,993)	14,464	$(0.14)	$(974)	14,460	$(0.07)
Effect of dilutive securities
Dilutive stock options/restricted shares (1)		—			—
Diluted
Net loss attributable to equity shareholders plus assumed conversion	$(1,993)	14,464	$(0.14)	$(974)	14,460	$(0.07)

(1)	For the three-month periods ended March 31, 2017 and 2016, there were no differences in diluted loss per share from basic loss from continuing operations per share as the assumed exercise of common stock equivalents would have an anti-dilutive effect due to losses.

(2)	Amounts for the three-month period ended March 31, 2016 have been reclassified to conform to the current period presentation, including the impact of discontinued operations.

For the three-month periods ended March 31, 2017 and 2016, outstanding stock options of 709,404 and 743,630, respectively, shares of common stock were excluded from the calculation of diluted losses per share as their effect would be anti-dilutive.

Note 18.	Retirement Plan

The components of accrued retirement benefits consisted of the following:

(amounts in thousands)	2017	2016
	(Unaudited)
Balance as of January 1	$23	$23
Service cost	—	5
Interest cost	—	1
Actuarial gain and others	—	(6)
Balance as of March 31/December 31	$23	$23

Note 19.	Asset Retirement Obligations

Reconciliations of the carrying amounts of the Company’s asset retirement obligations consisted of the following:

(amounts in thousands)	2017	2016
	(Unaudited)
Balance as of January 1	$—	$99
Reduction	—	(99)
Accretion expense	—	—
Balance as of March 31/December 31	$—	$—

Note 20.	Accumulated Other Comprehensive Income

The accumulated balances in respect of other comprehensive income consisted of the following:

(amounts in thousands)	Defined Benefit Pension Plan	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balances as of January 1, 2016	$90	$619	$709
Current period other comprehensive loss	(5)	(119)	(124)
Balances as of December 31, 2016	85	500	585
Current period other comprehensive loss	—	(20)	(20)
Balances as of March 31, 2017 (Unaudited)	$85	$480	$565

Note 21.	Subsequent Events

On May 3, 2017, the Company entered into a non-binding memorandum of understanding to sell its remaining operating assets in the Philippines for cash consideration of approximately $1.9 million, which would provide the Company an estimated pre-tax gain on disposal of approximately $1.3 million. Subject to final contract negotiations and due diligence, the sale is expected to close within the second quarter of 2017. However, there can be no assurance that the Company can conclude the sale for the aforementioned terms, if at all.

On May 5, 2017, Melco International Development Limited, the Company’s indirect majority shareholder, submitted a preliminary non-binding proposal to the board of directors of the Company to acquire all of the outstanding common stock not already owned by Melco’s wholly-owned subsidiary, EGT Entertainment or its affiliates, for $2.35 per share, in cash via tender offer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC on April 11, 2017 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

There are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the section “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on April 11, 2017.

During the reported periods, we owned or had rights to certain trademarks that we used in connection with our discontinued gaming products operations, including, but not limited to Dolphin™.

Overview

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect our financial condition and results of operations as a whole. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes as of and for the three-month periods ended March 31, 2017 and 2016 included elsewhere in this report.

We primarily generate revenue from continuing operations through the leasing of our owned electronic gaming machines (EGMs) in the Philippines. In addition to the gaming operations in the Philippines, in 2015, we commenced operations to develop a social gaming platform and applications specifically designed for the Pan-Asian markets. We began initial testing of the first application in the third quarter of 2016. The application remains in the testing phase as of the date of this report and has generated minimal revenue. Our consolidated revenue from continuing operations for the three-month periods ended March 31, 2017 and 2016 was approximately $416,000 and $604,000, respectively.

During the year ended December 31, 2016, we disposed all of our gaming assets in Cambodia, certain gaming assets in the Philippines and the principal assets of the gaming products business. These sales have provided cash proceeds of approximately $10.3 million and the potential for earn-outs on certain gaming chip and plaque sales related to the now discontinued gaming products business. To date, we have received approximately $9.2 million of the sales proceeds and no earn-outs on gaming chip and plaque sales.

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

On June 30, 2016, our EGM leasing agreement with NagaWorld in Cambodia terminated and the machine operation and participation agreement with Leisure World VIP Slot Club in the Philippines expired. Immediately following in July 2016, we sold the related gaming machine assets in these venues. The cash proceeds were $2.5 million for the sale of EGMs placed in NagaWorld and $750,000 for the EGMs placed in Leisure World.

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

Gaming Operations

Our gaming operations currently comprise the slot participation business of our owned EGMs in the Philippines. As of March 31, 2017, we had a total of 413 EGM seats in operation in two venues.

In the Philippines, our gaming operations are located in the greater Manila area. Our share of the net win per unit per day ranges from 16% to 35%.  On June 30, 2016, one of our EGM operation and participation contracts in the Philippines expired and, on July 4, 2016, we sold all 154 EGM seats placed there to the venue owner. Our operations in the two remaining venues expire on June 30, 2017 and December 31, 2017, respectively.

Social Gaming

In the second half of 2015, we commenced the development of a social gaming platform and a free-to-play, mobile social casino gaming application called City of Games designed specifically for the Pan-Asian markets, excluding Mainland China. City of Games content currently comprises two internally developed baccarat games and some licensed third-party slot games. The platform is designed to allow the operator of the games to generate revenue through the in-game sale of virtual coins that allows players to extend play time or accelerate their progress. It also allows for the ability to offer rewards whereby players can redeem experience points from game time play for incentives, for example, food and beverage, rooms and entertainment at casino resort properties.

In August 2016, we commenced testing of City of Games and it remains in a testing stage. We have marketed the application, primarily through the purchase of advertisements on Facebook’s mobile platform in certain areas in Pan-Asia.

In the second half of 2016, we began development of a non-casino gaming application exclusively for the Mainland China market. This application is currently in an early development stage.

As of the date of this report and other than the aforementioned purchase of advertisements on Facebook, we do not have any material agreements, understandings or arrangements with any third parties with respect to the marketing of our social gaming platform. We have yet to define a business model for the full-scale commercial exploitation of the social gaming operations.

The social gaming operations have been fully internally funded. Total costs, both expensed and capitalized, for the development and testing of the platform and applications were approximately $1.4 million and $59,000, and $399,000 and $334,000 for the three-month periods ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we have spent a total of $5.4 million on the development of social gaming.

Discontinued Operations

During the reported periods, discontinued operations consisted of our Cambodia gaming operations and gaming products businesses.

Gaming Operations

Our discontinued gaming operations comprised the leasing of our owned EGMs on a revenue-sharing (participation) and fixed lease basis in Cambodia.

From March 1, 2010 to June 30, 2016, our gaming operations included placing and leasing 670 EGM seats on revenue-sharing (participation) and fixed lease basis to NagaWorld, a gaming resort and the only licensed full service casino in and around the capital city of Phnom Penh owned by NagaWorld Limited. From March 1, 2010 and February 29, 2016, pursuant to a machine operation and participation contract between us and NagaWorld, we jointly operated a substantial portion of the gaming machine area in prime casino floor locations and we and NagaWorld split the net win, which represented the monies wagered less payouts to customers, from our 670 EGM seats placed in their property and certain operating costs related to marketing and floor staff on a respective basis of 25%/75%.

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

On May 11, 2016, we reached a definitive agreement to sell the principal assets of the gaming products operations and closed the transaction on the same day. We have exited this business.

All related historical revenues and expenses from the Cambodia gaming operations and gaming products operations have been reclassified as discontinued operations. See Note 15.

Results of Operations for the Three-Month Periods Ended March 31, 2017 and 2016

The following table summarizes our operating results on a consolidated basis and separately for each of the two operating segments, namely, gaming operations and social gaming for the three-month periods ended March 31, 2017 and 2016. All historical revenues and expenses associated with the Cambodia gaming operations and gaming products business have been reclassified as discontinued operations.

	Three-Month Period Ended March 31,
(amounts in thousands, except per share data)	2017	2016 (1)
Total:
Revenue	$416	$604
Gross profit	$45	$182
Gross margin percentage	11%	30%
Adjusted LBITDA from continuing operations (2)	$(1,804)	$(649)
Operating loss from continuing operations	$(1,997)	$(997)
Net loss from continuing operations	$(1,993)	$(974)

Net loss	$(2,041)	$(1,475)

Basic and diluted loss from continuing operations per share	$(0.14)	$(0.07)

Weighted average common shares outstanding
Basic	14,464	14,460
Diluted	14,464	14,460

Gaming operations:
Revenue	$379	$604
Gross profit	$151	$182
Gross margin percentage	40%	30%

Social gaming:
Revenue	$37	$—
Gross loss	$(106)	$—
Gross margin percentage	NM	NM

A reconciliation of LBITDA, as adjusted, to the net loss from continuing operations is provided below.

	Three-Month Period Ended March 31,
(amounts in thousands)	2017	2016 (1)
Net loss from continuing operations— GAAP basis	$(1,993)	$(974)
Interest income	(61)	(2)
Income tax expenses	37	29
Depreciation and amortization	186	284
Stock-based compensation expenses	27	14
Adjusted LBITDA from continuing operations	$(1,804)	$(649)

(1)	Amounts for the three-month period ended March 31, 2016 have been reclassified to conform to the current period presentation, including the impact of discontinued operations.

(2)	We define “Adjusted LBITDA” as loss before interest, taxes, depreciation, amortization, stock-based compensation, and other non-cash operating income and expenses. Adjusted LBITDA is presented exclusively as a supplemental disclosure because our management believes that it is widely used to measure the performance, and as a basis for valuation, of gaming companies. Our management uses Adjusted LBITDA as a measure of the operating performance of its segments and to compare the operating performance of its operations with those of its competitors. We also present Adjusted LBITDA because it is used by some investors as a way to measure a company’s ability to incur and service debt, make capital expenditures and meet working capital requirements. Gaming companies have historically reported LBITDA as a supplement to financial measures in accordance with generally accepted accounting principles in the United States (“GAAP”). Adjusted LBITDA should not be considered as an alternative to operating income as an indicator of our performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure determined in accordance with GAAP. Unlike net income, Adjusted LBITDA does not include depreciation or interest expense and, therefore, does not reflect current or future capital expenditures or the cost of capital. We compensate for these limitations by using Adjusted LBITDA as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include operating income, net income, cash flows from operations and cash flow data. We have significant uses of cash flows, including capital expenditures, taxes and other non-recurring charges, which are not reflected in Adjusted LBITDA. Our calculation of Adjusted LBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

Total revenue decreased approximately $188,000 to $416,000 for the three-month period ended March 31, 2017 compared to approximately $604,000 in the prior year period. The decrease was due to the expiration of the EGM participation agreement with Leisure World on June 30, 2016 and lower average daily net win per unit for the Philippines gaming operations.

Gross profit decreased approximately $137,000 to $45,000 for the three-month period ended March 31, 2017 compared to approximately $182,000 in the prior year period. The decrease was primarily a result of lower revenue partially offset by lower depreciation and amortization expenses for the gaming operations in the three-month period ended March 31, 2017.

Operating loss from continuing operations increased approximately $1.0 million to $2.0 million for the three-month period ended March 31, 2017 compared to approximately $997,000 in the prior year period. The increase was primarily a result of the lower gross profit and higher operating expenses related to the social gaming operations.

Net loss from continuing operations increased approximately $1.0 million to $2.0 million for the three-month period ended March 31, 2017 compared to approximately $974,000 in the prior year period. The increase was primarily a result of the higher operating loss.

Net loss increased approximately $566,000 to $2.0 million for the three-month period ended March 31, 2017 compared to approximately $1.5 million in the prior year period. The three-month periods ended March 31, 2017 and 2016 included net losses of approximately $48,000 and $501,000, respectively, from discontinued operations. See Note 15.

Gaming Operations

During the reported periods, gaming operations revenue from continuing operations consisted of the leasing of our owned EGMs on a revenue-sharing (participation) basis in the Philippines.

Gaming operations revenue decreased approximately $225,000 to $379,000 for the three-month period ended March 31, 2017 compared to approximately $604,000 in the prior year period due to fewer EGMs in operation and lower average daily net win per unit. The installed base of EGMs declined 134 seats to 413 seats as of March 31, 2017 compared to 547 seats as of March 31, 2016 primarily as a result of the expiration of the Leisure World participation agreement on June 30, 2016. Average net win per day per unit decreased $17 to $43 for the three-month period ended March 31, 2017 compared to $60 in the prior year period primarily as a result of the expiration of the Leisure World participation agreement, the venue with the then highest average net win per day per unit, and continued competition from major casino resorts in the Manila area.

Gross profit from gaming operations decreased approximately $31,000 to $151,000 for the three-month period ended March 31, 2017 compared to approximately $182,000 in the prior year period primarily due to the lower revenue partially offset by lower depreciation and amortization expenses. Cost of gaming operations for the three-month period ended March 31, 2017 included approximately $67,000 in depreciation of gaming property and equipment and $161,000 of other operating costs. Cost of gaming operations for the three-month period ended March 31, 2016 included approximately $104,000 in depreciation of gaming property and equipment, $93,000 of amortization of casino contracts, $63,000 of amortization of other gaming related intangibles and $162,000 of other operating costs.

As of March 31, 2017, we had a total of 566 EGM seats of which 153 were held in inventory and 413 were in operation in two venues in the Philippines.

	March 31, 2017		December 31, 2016
(amounts in thousands, except per unit data)	Units	Carrying Value	Units	Carrying Value
EGMs and systems used in operations (1)	413	$305	411	$370
EGMs and systems held for future use	153	17	155	19
Total EGMs and systems	566	$322	566	$389

(1)	EGMs and systems used in operations as of March 31, 2017 and December 31, 2016 included 12 EGM seats, which were in operation on a revenue-sharing basis with a lessor and, therefore, their carrying values were not included.

As part of our ongoing efforts to maximize returns and minimize capital expenditures for the gaming operations, we seek to strategically manage our existing EGM base through the redeployment of gaming assets between venues, when appropriate.

Social Gaming

In the second half of 2015, we began development of a social gaming platform and a social casino application, which included two baccarat games, designed for the Pan-Asian markets. In August 2016, we commenced limited testing of the platform and the application, branded City of Games, in the Philippines. Testing was expanded in December 2016 to include additional markets, a limited amount of third-party licensed slot games and a rewards feature whereby players could redeem rewards with accumulated experience points. Marketing efforts have primarily focused on the purchase of advertisements on Facebook. City of Games remains in a testing phase and has generated minimal revenue. We continue to evaluate the market testing results in order to define the optimal method of commercialization.

We are also developing a non-casino gaming application intended exclusively for the Mainland China market. This application is currently in the early stages of development.

As of the date of this report and other than the purchase of advertisements on Facebook’s mobile platform for City of Games, we do not have any material agreements, understandings or arrangements with any third parties with respect to the marketing of our social gaming platform. We have yet to define a business model for the full-scale commercial exploitation of the social gaming operations.

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

For the three-month period ended March 31, 2017, we incurred approximately $1.4 million and $59,000 in total expenses and capitalized costs, respectively, related to the development and distribution of the social gaming platform and two applications. For the three-month period ended March 31, 2016, we incurred approximately $399,000 and $334,000 in total expenses and capitalized costs, respectively, related to the development of the social gaming platform and application. As of March 31, 2017, we have spent a total of $5.4 million on the development of social gaming.

Operating Expenses

The schedule of expenses on a consolidated basis for continuing operations consisted of the following:

	Three-Month Period Ended March 31,
(amounts in thousands)	2017	2016
Selling, general and administrative expenses	$1,778	$744
Stock-based compensation expenses	27	14
Research and development expenses	215	397
Depreciation and amortization	22	24
	$2,042	$1,179

Selling, General and Administrative Expenses

Selling, general and administrative expenses for continuing operations increased approximately $1.0 million to $1.8 million for the three-month period ended March 31, 2017 compared to approximately $744,000 in the prior year period. The increase was primarily due to higher salaries and wages, rent and advertising expenses as a result of a higher headcount and marketing efforts for the social gaming operations.

Stock-Based Compensation Expenses

Stock-based compensation expenses increased approximately $13,000 to $27,000 for the three-month period ended March 31, 2017 compared to approximately $14,000 in the prior year period primarily due to the voluntary stock option exchange program for our employees, directors and certain others implemented in July 2016. See Note 12.

Research and Development Expenses

Research and development expenses decreased approximately $182,000 to $215,000 for the three-month period ended March 31, 2017 compared to approximately $397,000 in the prior year period mainly as a result of fewer expenses related to the development of the social gaming operations in the three-month period ended March 31, 2017.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were approximately $22,000 for the three-month period ended March 31, 2017, as compared to approximately $24,000 in the prior year period.

Other Income/(Expenses)

Other income decreased approximately $11,000 to $41,000 for the three-month period ended March 31, 2017 compared to approximately $52,000 in the prior year period. The decrease was primarily due to foreign currency losses compared to gains in the prior year period mainly as a result of the settlement of U.S. dollar denominated payables for the Philippines operations with appreciated U.S. dollar compared to the prior year period.

Income Tax Provisions

Effective tax rates for the three-month periods ended March 31, 2017 and 2016 were approximately (1.9)% and (3.1)%, respectively. We continue to review the treatment of tax losses and future income generated by our foreign subsidiaries to minimize taxation costs.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2017, we had total cash and cash equivalents of approximately $31.7 million and working capital of approximately $31.6 million. Our cash and working capital was negatively impacted by operating losses and an increase in investments in the social gaming operations.

Our cash flow for 2017 is expected to be negatively impacted by our reduced base of operations and the costs related to the social gaming operations and corporate overhead. This is expected to be partially offset by a cash receipt of approximately $1.1 million in May 2017 related to the 2016 sale of the gaming products assets.

We do not expect any meaningful capital expenditures for 2017 and anticipate our available working capital will allow us to meet our capital expenditure needs through 2017.

Cash Flow Summary

	Three-Month Period Ended March 31,
(amounts in thousands)	2017	2016
Cash (used in)/provided by:
Operations	$(1,824)	$416
Investing	(61)	(381)
Financing	—	—
Effect of exchange rate change in cash	(9)	(31)
Net (decrease)/increase in cash and cash equivalents	$(1,894)	$4

Operations

Cash used in operating activities was approximately $1.8 million for the three-month period ended March 31, 2017 compared to cash provided by operating activities of approximately $416,000 in the prior year period. For the three-month period ended March 31, 2017, cash used in operating activities primarily resulted from operating losses from the social gaming operations. For the three-month period ended March 31, 2016, cash provided by operating activities primarily resulted from operating income from the gaming operations division partially offset by operating losses from the discontinued gaming products division and the use of funds for working capital and expenses related to the social gaming operations.

Investing

Cash used in investing activities was approximately $61,000 for the three-month period ended March 31, 2017 compared to approximately $381,000 in the prior year period. The net decrease in cash used in investing activities was mainly a result of fewer purchases of EGMs for the gaming operations and no purchases of equipment for the discontinued gaming products division in the three-month period ended March 31, 2017.

Financing

No cash was used in financing activities for the three-month periods ended March 31, 2017 and 2016.

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

Allowance for Doubtful Accounts Receivable

As of March 31, 2017, we had net accounts receivable of approximately $126,000, representing less than 1% of total assets. We specifically analyze the collectability of each account based upon the age of the account, the customer’s financial condition, collection history and any other known information, and we provide specific allowances for aged account balances. Revenue is recognized on an accrual basis for customers with doubtful accounts receivable. There was no allowance for doubtful accounts receivable as of March 31, 2017. Our allowance for doubtful accounts receivable was approximately $7,000 as of December 31, 2016, which related to the discontinued gaming products operations.

Inventory

The determination of obsolete or excess inventory requires us to estimate the future demand for our products within specific time horizons, generally one year or less. If we experience a significant unexpected decrease in demand for our products or a higher occurrence of inventory obsolescence because of changes in technology or customer requirements, we could be required to increase our inventory provisions. There was no inventory provision for the three-month period ended March 31, 2017. We booked an inventory provision of $89,000 for the three-month period ended March 31, 2016, which related to the discontinued gaming products operations.

Gaming Equipment and Property and Equipment

As of March 31, 2017, we had gaming equipment and property and equipment of approximately $1.2 million, representing 3% of our total assets. We depreciate gaming equipment and property and equipment on the straight-line basis over their estimated useful lives. The estimated useful lives are based on the nature of the assets as well as current operating strategies and legal considerations such as contractual life. Future events, such as property expansions, property developments, trends in market demand, new competition, or technology obsolescence, could result in a change in the manner in which we use certain assets and require changes in the estimated useful lives of such assets.

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

Goodwill and Intangible Assets, including Casino Contracts

As of March 31, 2017, we had intangible assets, including goodwill and capitalized software costs, of approximately $1.8 million, representing 5% of our total assets. Goodwill is not subject to amortization and is tested for impairment and recoverability annually or more frequently if events or circumstances indicate that the assets might be impaired. The impairment test consists of a comparison of its fair value with its carrying amount. If the carrying amount is not recoverable and exceeds its fair value, an impairment provision will be recognized in an amount equal to that excess. If its carrying amount does not exceed the fair value, no impairment is recognized.

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

Stock-based compensation expenses totaled approximately $27,000 and $14,000 for the three-month periods ended March 31, 2017 and 2016, respectively, in the accompanying consolidated statements of comprehensive loss.

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions for which the tax treatment is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is “more-likely-than-not” that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. We recognize interest and penalties, if any, related to unrecognized tax benefits in the provision of income taxes in the statements of comprehensive loss.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, which arise during the normal course of business from changes in foreign exchange rates. We have transacted business in several countries around the world using several currencies, of which the most significant to our operations for the three-month periods ended March 31, 2017 and 2016, were the Philippine peso and Hong Kong dollar. We translate the assets and liabilities at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the period. Resulting currency translation adjustments are recorded directly to accumulated other comprehensive income within stockholders’ equity. Gains and losses resulting from transactions in non-functional currencies are recorded in the consolidated statements of comprehensive loss. Historically, we have not utilized any hedging strategies to minimize the impact of fluctuations in the foreign currencies used in our operations. We expect that a significant portion of the volume of our business will continue to be denominated in foreign currencies. As such, we expect our cash flows and earnings to continue to be exposed to the risks that may arise from fluctuations in foreign currency exchange rates.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of March 31, 2017.

(b)	Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing
3.1	Certificate of Change filed with the Secretary of State of Nevada on March 31, 2017.	Filed electronically herewith

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101.INS	XBRL Instance Document	Filed electronically herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed electronically herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERTAINMENT GAMING ASIA INC.
(Registrant)

Date:	May 15, 2017	By:	/s/ Clarence Chung
Clarence Chung
		Its:	President and Chief Executive Officer

Date:	May 15, 2017	By:	/s/ Traci L. Mangini
Traci L. Mangini
		Its:	Chief Financial Officer

